Form 10-K
period 2015-12-31
ENERGY FUELS INC
filed 2016-03-15
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 001-36204

ENERGY FUELS INC.
(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1067994
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)

(303) 389-4130
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]        No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]        Accelerated Filer [X]        Non-Accelerated Filer [   ]        Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $194,565,882.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2016 was 51,889,545.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” within the meaning of applicable US and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved”) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made. Energy Fuels believes that the expectations reflected in this forward-looking information are reasonable, but no assurance can be given that these expectations will prove to be correct, and such forward-looking information included in, or incorporated by reference into, this Annual Report should not be unduly relied upon. This information speaks only as of the date of this Annual Report.

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with mineral reserve and resource estimates, including the risk of errors in assumptions or methodologies;
•

risks associated with estimating mineral extraction and recovery, forecasting future price levels necessary to support mineral extraction and recovery, and the Company’s ability to increase mineral extraction and recovery in response to any increases in commodity prices or other market conditions;

•	uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in-situ uranium recovery operations;
•	geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;
•	risks associated with labor costs, labor disturbances, and unavailability of skilled labor;
•	risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company's production processes;
•

risks associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;
•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;
•	risks associated with the ability of the Company to extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;
•	the adequacy of insurance coverage;
•	uncertainty as to reclamation and decommissioning liabilities;
•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;
•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;
•	the ability of the Company to meet its obligations to its creditors;
•	risks associated with paying off indebtedness at its maturity;
•	risks associated with the Company’s relationships with its business and joint venture partners;
•	failure to obtain industry partner, government, and other third party consents and approvals, when required;
•	competition for, among other things, capital, mineral properties, and skilled personnel;
•	failure to complete proposed acquisitions and incorrect assessments of the value of completed acquisitions;
•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;
•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium and vanadium price levels;
•	fluctuations in the market prices of uranium and vanadium, which are cyclical and subject to substantial price fluctuations;
•	failure to obtain suitable uranium sales terms, including spot and term sale contracts;
•	risks associated with asset impairment as a result of market conditions;
•	risks associated with lack of access to markets and the ability to access capital;
•	the market price of Energy Fuels’ securities;
•	public resistance to nuclear energy or uranium extraction and recovery;
•	uranium industry competition and international trade restrictions;
•	risks related to higher than expected costs related to our Nichols Ranch Project and Canyon Project;
•	risks related to securities regulations;
•	risks related to stock price and volume volatility;
•	risks related to our ability to maintain our listing on the NYSE MKT and Toronto Stock Exchanges;
•	risks related to our ability to maintain our inclusion in various stock indices;
•	risks related to dilution of currently outstanding shares;
•	risks related to our lack of dividends;
•	risks related to recent market events;
•	risks related to our issuance of additional common shares;
•	risks related to acquisition and integration issues;
•	risks related to defects in title to our mineral properties;
•	risks related to our outstanding debt; and
•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings: Item 1. Description of the Business; Item 1A. Risk Factors; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking information, as they involve the implied assessment, based on certain estimates and assumptions, that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO UNITED STATES INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES

This Annual Report contains certain disclosure that has been prepared in accordance with the requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Annual Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”), and reserve and resource information contained herein, or incorporated by reference in this Annual Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting under only United States standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves; the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves; and the primary environmental analysis or report must be filed with the appropriate governmental authority.

The SEC’s disclosure standards under Industry Guide 7 normally do not permit the inclusion of information concerning “Measured Mineral Resources”, “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by United States standards in documents filed with the SEC. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or prefeasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral reserves. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable.

Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.

As a company incorporated in Canada, unless otherwise indicated, Energy Fuels estimates and reports our resources and our current reserves according to the definitions set forth in NI 43-101. Any reserves that are reported in this Form 10-K according to the definitions set forth in NI 43-101 are reconciled to the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

CIM and NI 43-101 Definitions:

•

Feasibility Study: A “feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable modifying factors, together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is reasonably justified (economically minable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.

•

Indicated Mineral Resource[1]: An “indicated mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applied to a measured mineral resource and may only be converted to a probable mineral reserve.

•

Inferred Mineral Resource[2]: An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply, but not verify, geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.

•

Measured Mineral Resource[3]: A “measured mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of modifying factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling, and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applied to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

•

Mineral Reserve[4]: A “mineral reserve” is the economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses which may occur when the mineral is mined or is extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.

•

Mineral Resource[5]: A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

______________________________________
1 SEC Industry Guide 7 does not recognize the designation of a deposit as an “Indicated Mineral Resource.”
2 SEC Industry Guide 7 does not recognize the designation of a deposit as an “Inferred Mineral Resource.”
3 SEC Industry Guide 7 does not recognize the designation of a deposit as a “Measured Mineral Resource.”
4 SEC Industry Guide 7 does not recognize “reserves” calculated in accordance with NI 43-101.
5 SEC Industry Guide 7 does not recognize the designation of a deposit as a “Mineral Resource.”

v

•

Modifying Factors: “Modifying factors” are considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors.

•

Pre-Feasibility Study: A “pre-feasibility study” is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on the modifying factors and the evaluation of any other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be converted to a mineral reserve at the time of reporting. A pre-feasibility study is at a lower confidence level than a feasibility study.

•

Probable Mineral Reserve[6]: A “probable mineral reserve” is the economically mineable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the modifying factors applied to a probable mineral reserve is lower than that applied to a proven mineral reserve.

•

Proven Mineral Reserve[7]: A “proven mineral reserve” is the economically minable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the modifying factors.

•

Qualified Person[8]: A “qualified person” is an individual who: (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a non-Canadian jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in his or her profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable confidential peer evaluation of the individual’s character, professional judgement, experience, and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

SEC Industry Guide 7 Definitions:

•

Exploration Stage (sometimes referred to as "Exploration State"): Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

•	Development Stage: Includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not yet in the production stage.
•

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

•	Production Stage: Includes all issuers engaged in the exploitation of a mineral deposit (reserve).
•

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth, and mineral content of reserves are well established.

__________________________________________
6 SEC Industry Guide 7 does not recognize “reserves” calculated in accordance with NI 43-101. SEC Industry Guide 7 requires a final or “bankable” feasibility study for the designation of a deposit as a “reserve” that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.
7 SEC Industry Guide 7 does not recognize “reserves” calculated in accordance with NI 43-101. SEC Industry Guide 7 requires a final or “bankable” feasibility study for the designation of a deposit as a “reserve” that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.
8 SEC Industry Guide 7 does not require designation of a qualified person.

•	Reserve: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Note: as the Company does not have any mineral reserves within the meaning of SEC Industry Guide 7, it is considered to be in an Exploration Stage, regardless of its uranium recovery activities.

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report:

Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained materials.

Cut-off or cut-off grade: When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined economically. When determining mineral resources, the lowest grade of mineralized material included in the resources estimate.

eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.

EA: Environmental Assessment prepared under NEPA for a mineral project.

EIS: Environmental Impact Statement prepared under NEPA for a mineral project.

Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.

Formation: A distinct layer of sedimentary or volcanic rock of similar composition.

Grade: Quantity or percentage of metal per unit weight of host rock.

Host Rock: The rock containing a mineral or an ore body.

In-situ recovery (ISR): The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit with of the uranium-bearing solution by extraction by wells; also referred to as “solution mining”.

Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.

Mineralized material: Material that contains mineralization (i.e., uranium or vanadium) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

National Instrument 43-101 (“NI 43-101”): The National Instrument regarding standards of disclosure for mineral projects in Canada.

NEPA: The United States National Environmental Policy Act of 1969, as amended.

Open pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

Ore: Mineral bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. Under SEC Industry Guide 7, a company may only refer to reserves (as that term is defined in SEC Industry Guide 7) as “ore.”

Ore body: A mostly solid and fairly continuous mass of in-ground mineralization that is estimated to be economically mineable.

Outcrop: That part of a geologic formation or structure that appears at the surface of the Earth.

PEA: A Preliminary Economic Assessment performed under NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

PO: Plan of Operations for a mineral project prepared in accordance with applicable U.S. Bureau of Land Management or U.S. Forest Service regulations.

Reclamation: The process by which lands disturbed as a result of mineral extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.

SEC Industry Guide 7: U.S. reporting guidelines that apply to registrants engaged, or to be engaged, in significant mining operations.

Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” or “yellowcake”, and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “blackflake.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of the Business

Corporate Structure

Energy Fuels Inc. was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001 Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding common shares on the basis of one post-consolidation common share for every 50 pre-consolidation Common Shares.

The registered and head office of Energy Fuels is located at 80 Richmond Street West, Victory Building, 18th Floor, Toronto, Ontario, M5H 2A4, Canada. Energy Fuels conducts its business and owns its assets in the United States through its U.S. subsidiaries, which have their principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA. Energy Fuels’ website address is www.energyfuels.com.

Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and is a reporting issuer in all of the Canadian provinces. Energy Fuels’ common shares (the “Common Shares”) are listed on the NYSE MKT under the symbol “UUUU” and on the Toronto Stock Exchange (the “TSX”) under the symbol “EFR”. In addition, Energy Fuels’ convertible debentures are listed on the TSX under the symbol “EFR.DB”. Options on Energy Fuels’ common shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. KCG Americas LLC is the Company’s Market Maker on the NYSE MKT.

The Company conducts its uranium extraction, recovery, and sales business, and owns its properties, through a number of subsidiaries. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, country of incorporation, and proportion of ownership interest, is included as Exhibit 21.1 to this Annual Report. All of the Company’s U.S. assets are held directly or indirectly through the Company’s wholly-owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). EF Holdings and Strathmore hold all or a portion of their uranium extraction, recovery, permitting, evaluation and exploration assets through a number of additional subsidiaries, as detailed below. Energy Fuels also owns a number of inactive subsidiaries which have no material liabilities or assets and do not engage in any material business activities.

All of the U.S. properties are operated by Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly-owned subsidiary of EF Holdings.

In addition, the Company holds 9,439,857 shares of Virginia Energy Resources Inc. (TSX.V:VUI; OTCQX:VEGYF) representing an approximate 16.5% equity interest in that company, and 14,250,000 common shares of enCore Energy Corp (TSX.V:UE) representing an approximate 19.9% equity interest in that company.

Business Overview

Energy Fuels is engaged in conventional and in situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is one of the newest uranium recovery facilities operating in the United States. In addition, Energy Fuels owns the White Mesa Mill in Utah (the “White Mesa Mill” or “Mill”), which is the only conventional uranium recovery facility operating in the United States. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects on standby. The White Mesa Mill can also recover vanadium as a co-product of mineralized material produced from certain of its projects in Colorado and Utah. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.

The Company’s activities are divided into two segments: the “ISR Uranium Segment” and the “Conventional Uranium Segment.”

ISR Uranium Segment

The Company conducts its ISR activities through its Nichols Ranch Project, located in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”). The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) planned ISR wellfields currently in the licensing process (the “Jane Dough Property”), and; (iv) a licensed satellite ISR uranium project (the “Hank Project”), which will include an ISR processing plant (the “Hank Satellite Plant”) that, when constructed, will produce loaded-resin, and associated planned wellfields (the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the Reno Creek property (the “Reno Creek Property”), West North Butte property (the “West North Butte Property”), and the North Rolling Pin property (the “North Rolling Pin Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties – Other ISR Projects” under Item 2 below. All of the Company’s ISR properties are held by the Company’s wholly-owned subsidiary, Uranerz.

The Nichols Ranch Project is an operating ISR facility that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the White Mesa Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities.

Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. During 2015, a total of 273,000 pounds of U3O8 were recovered from the Nichols Ranch Project, of which approximately 172,000 pounds were recovered by the Company after its acquisition of Uranerz in June 2015.

Additionally, the Company announced on March 4, 2016 that it entered into a definitive agreement to acquire Mesteña Uranium LLC, which includes additional ISR properties located in Brooks and Jim Hogg Counties, Texas, as described below in “Subsequent Events” of this Item 1.

Conventional Uranium Segment

The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium mill in the United States. The White Mesa Mill, located near Blanding Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third party miners in the region as market conditions warrant.

The White Mesa Mill is a 2,000 ton per day uranium recovery facility, which can also process vanadium as a co-product of mineralized material extracted from certain uranium/vanadium properties. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as "alternate feed materials", for the recovery of uranium, alone or in combination with other metals.

The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, and market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby, from time-to-time, in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of  U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 and Pinenut Projects in Arizona; and alternate feed materials. During 2015, the Mill recovered a total of 296,000 lbs. of  U3O8, of which 25,000 pounds were recovered from conventional materials and the remainder from processing alternate feed materials (including 72,000 pounds for the account of a third party). Between campaigns, the Mill is maintained on standby status, ready to resume mineral processing activities, as market conditions warrant.

The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted, and reclamation activities have commenced. Approximately 43,000 tons of mineralized material extracted from the Pinenut Project is currently stockpiled at the White Mesa Mill. The Company is also continuing to receive and stockpile alternate feed materials at the White Mesa Mill for a future mineral processing campaign. At the Company’s permitted Canyon Project, shaft-sinking activities are currently taking place. The Company expects to complete an underground drilling program at the Canyon Project during 2016. The timing to extract and process mineralized material from the Canyon Project will be based on the results of this additional evaluation work, along with market conditions, available financing, and sales requirements. All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third party conventional properties are active at this time.

The Company also owns the Sheep Mountain Project (the “Sheep Mountain Project”), which is a conventional uranium extraction project located in Wyoming in an advanced stage of permitting. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of open pit and underground extraction components (the “Sheep Mountain Extraction Operation”) and a planned processing facility to process extracted mineralized material (the “Sheep Mountain Processing Operation”).

The Company’s principal conventional properties include the following:

•

the White Mesa Mill, a 2,000 ton per day uranium and vanadium processing facility located near Blanding, Utah, held through the Company’s subsidiary EFR White Mesa LLC. See “The White Mesa Mill” under Item 2 below;

•

the Arizona Strip uranium properties located in north central Arizona, including: the Canyon Project, which is a fully-permitted uranium project with all surface facilities in place and shaft-sinking underway (see “The Canyon Project” under Item 2 below); the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully-permitted uranium project on standby; the Pinenut Project which is a depleted uranium deposit in reclamation; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2 below;

•

a 60% interest in the Roca Honda uranium project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd., and Roca Honda Resources LLC. The Company has signed a non-binding letter of intent to acquire the other 40% interest in the Roca Honda Project from its joint venture partner. See “The Roca Honda Project” under Item 2 below;

•

the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including open pit and underground components in an advanced stage of permitting, held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “The Sheep Mountain Project” under Item 2 below;

•

the Henry Mountains complex of uranium projects (the “Henry Mountains Complex”), located in south central Utah near the town of Ticaboo, which is comprised of the Tony M property (the “Tony M Property”) and the Bullfrog property (the “Bullfrog Property”), and which are held by the Company’s subsidiary EFR Henry Mountains LLC. See “The Henry Mountains Complex” under Item 2 below;

•

the La Sal complex of uranium and uranium/vanadium projects (the “La Sal Project”) (see “The La Sal Project” under Item 2 below), the Whirlwind uranium/vanadium project (the “Whirlwind Project”), and the Sage Plain uranium/vanadium project (the “Sage Plain Project”), all of which are located near the Colorado/Utah border (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” under Item 2 below;

•

the Daneros uranium project (the “Daneros Project”) located in the White Canyon district in southeastern Utah, which is held by the Company’s subsidiary EFR White Canyon Corp. See “The Daneros Project” under Item 2 below; and

•

a number of non-core uranium properties, which the Company is evaluating for sale or abandonment, which are held in various of the Company’s subsidiaries. See “Non-Material Mineral Properties” under Item 2 below.

Mineral Exploration

Energy Fuels holds a number of exploration properties in the Colorado Plateau, White Canyon, Grants, Arizona Strip, and Powder River Basin Districts. Energy Fuels has conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No exploration drilling was performed in 2014 or 2015. See “Non-Material Mineral Properties” under Item 2 below.

Development of the Business -- Major Transactions over the Past Five Years

Over the past five years, the Company has completed the following major transactions:

•	In February 2012, the Company acquired all of the outstanding shares of Titan Uranium Inc. Under that transaction, the Company acquired its 100% interest in the Sheep Mountain Project and Energy Fuels Wyoming Inc., the subsidiary that currently holds that asset (see “The Sheep Mountain Project – History” under Item 2 below);
•	In June 2012, the Company acquired all of the outstanding shares of the U.S. subsidiaries of Denison Mines Corp. (the “US Mining Division”). Under that transaction, the Company acquired its 100% interest in the White Mesa Mill (see “The White Mesa Mill – History” under Item 2 below), the Arizona Strip Properties, other than the Wate Project (see “The Canyon Project – History” and “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2 below), the Henry Mountains Complex (see “The Henry Mountains Complex – History” under Item 2 below), the La Sal Project (see “The La Sal Project – History” under Item 2 below), the Daneros Project (see “The Daneros Project – History” under Item 2 below), and the Company’s existing subsidiaries that currently hold those assets, as well as a number of uranium sales contracts and other assets;
•	In October 2013, the Company acquired all of the outstanding shares of Strathmore Minerals Corp. Under that transaction, the Company acquired its 60% interest in the Roca Honda Project (see “The Roca Honda Project – History” under Item 2 below), which is held in a joint venture entity called Roca Honda Resources LLC, as well as the Company’s 100% interests in the Gas Hills Project and Juniper Ridge Project (see “Non-Material Mineral Properties – Other Conventional Projects” under Item 2 below) as well as other assets, which are held in the Company’s subsidiary, Strathmore Resources (US), Ltd.;
•	In two transactions in 2014, the Company sold its interest in the Pinon Ridge uranium/vanadium mill project, which is located in western Colorado, that the Company had previously planned to develop, along with a number of non-core uranium properties;
•	In June 2015, the Company acquired all of the outstanding shares of Uranerz. Under that transaction, the Company acquired all of the Company’s current ISR facilities, assets, and properties (other than those in the Shirley Basin), including the Nichols Ranch Project, the Hank Project, the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, the Company’s interest in the Arkose Mining Venture, uranium sales contracts, and other assets, as well as the shares of Uranerz, which holds those assets. See “2015 Corporate Developments” below; and
•	In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project, through the acquisition of Wate Mining Company LLC (see “2015 Corporate Developments” below).

2015 Corporate Developments

On January 5, 2015, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Uranerz and EFR Nevada Corp., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided for a business combination between Uranerz and Merger Sub, whereby the Company would acquire all of the issued and outstanding shares of Uranerz. On June 18, 2015, the acquisition was consummated, and Uranerz became a wholly-owned subsidiary of the Company. At that time, two additional directors were appointed to the Board of Directors of Energy Fuels, and each issued and outstanding share of Uranerz was canceled and automatically converted into the right to receive 0.255 common shares of the Company. The Company issued an aggregate of 24,457,773 Common Shares in exchange for all of the issued and outstanding shares of Uranerz common stock. In addition, the Company reserved for issuance an aggregate of 2,690,250 Common Shares for issuance upon exercise of Uranerz warrants, and 2,048,408 Common Shares for issuance pursuant to Uranerz stock options. Through the Uranerz acquisition, the Company added its ISR Uranium Segment, as further discussed above in this Item 1.

On February 17, 2015, the Company acquired a 50% interest in the Wate Project from VANE Minerals (US) LLC (“VANE”). The Wate Project is held in the Company’s subsidiary, Wate Mining Company, LLC (“WMCL”). As consideration for the 50% interest in WMCL, the Company paid VANE $0.25 million cash at closing, along with a $0.50 million non-interest-bearing promissory note, payable in two equal installments of $0.25 million each on the first and second anniversaries of the note, and a 2% production royalty on the 50% interest in the Wate Project being acquired. The royalty can be purchased by Energy Fuels upon payment to VANE of an additional $0.75 million. In addition, upon the satisfaction of certain permitting milestones and other conditions, the amounts due under the note will be accelerated, and the Company will pay to VANE an additional $0.25 million cash. If Energy Fuel elects not to make the payments under the note, it will be required to transfer this interest in WMCL interest back to VANE. The terms of the note were amended on February 15, 2016. See “Subsequent Events” below. On November 4, 2015, the Company announced that it acquired the other 50% of WMCL from Anfield Resources Holding Corp. (“Anfield”). The Company paid Anfield $0.275 million in cash and 92,906 Common Shares, having a market value of $0.275 million at the time of issuance. In addition, after mineral extraction commences from the property, the Company is required to make an additional cash payment of $0.275 million to Anfield and issue to Anfield additional Common Shares having a value of $0.275 million. As a result of the two foregoing transactions, the Company now owns a 100% interest in the Wate Project and WMCL.

In two separate announcements on July 16, 2015 and July 21, 2015, respectively, the Company announced two key permitting milestones. The State of Wyoming granted the Company approval for a major revision to the existing permit for the Company’s Sheep Mountain Project, including expansion of surface and underground mining activities. In addition, the U.S. Bureau of Land Management (“BLM”) issued a Final EA and granted its final approval for the PO for the Company’s 100%-owned Hank Project. The issuance of the EA and approval of the PO were the final major regulatory approvals required to construct the Hank Project in the future as a satellite to our Nichols Ranch Project.

On August 3, 2015, the Company completed the acquisition of mineral properties adjacent to its Roca Honda Project from Uranium Resources, Inc. (“URI”). The Roca Honda Project is held by the Company’s 60% subsidiary, Roca Honda Resources LLC (“RHR”), with the remaining 40% held by subsidiaries of Sumitomo Corporation (“Sumitomo”), currently the Company’s joint venture partner. RHR declined its option to have the properties included in the joint venture due to Sumitomo's decision to sell its interest in RHR. The Company has subsequently entered into a non-binding letter of intent to purchase Sumitomo’s 40% interest in RHR. See “Subsequent Events” below. The acquired properties, which total approximately 4,580 acres (1,854 hectares), include: fee mineral ownership of 640 acres (“Section 17”); fee ownership of 36 unpatented lode mining claims; and a leasehold interest in 131 unpatented lode mining claims. As consideration for acquiring such properties, the Company delivered to URI: $2.5 million cash; $375,000 of Common Shares; the royalty held by the Company on certain properties included within later phases of Peninsula Energy’s Lance Uranium Project in Wyoming; unpatented lode mining claims adjacent to URI’s Church Rock property; and a 4% gross royalty on Section 17, which can be repurchased by Energy Fuels upon payment to URI of US$5.0 million cash at any time in the Company’s sole discretion prior to the date on which the first royalty becomes due.

On September 25, 2016, the Board of Directors of the Company increases the size of the Board of Directors from eight to nine and appointed Mr. Ames Brown to the Board of Directors. Mr. Brown has been the Chief Investment Officer at Capital Counsel Mgmt LLC since 2014, and prior to that he was a financial consultant with Wells Fargo & Co. from 2009 to 2013. Mr. Brown holds a BA, History from Yale University and an MBA and an M.S. Strategic Communications from Columbia University.

The Company filed a prospectus supplement (the “Supplement”) on September 29, 2015 in both Canada and the United States to its Canadian base shelf prospectus (the “Canadian Base Prospectus”) and U.S. registration statement on Form F-10 (the “Registration Statement”), both of which were filed on April 9, 2014. Concurrent with the filing of the 2015 Supplement, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), which enabled the Company, at its discretion from time to time, to sell, through Cantor as agent, up to US$15.64 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). Under the ATM, sales of the shares were authorized to occur by means of ordinary brokers’ transactions or block trades, with sales only being made on the NYSE MKT at market prices. No Common Shares were authorized to be offered or sold through the ATM on the TSX. As of the date hereof, a total of 1,476,133 Common Shares were sold under the ATM, for net proceeds to the Company of US$3.39 million. Upon filing of this Form 10-K, the ATM will terminate and no longer be effective.

On October 2, 2015, the Company commenced a normal course issuer bid (“NCIB”) to purchase for cancellation up to CDN$2.2 million aggregate amount of its outstanding Debentures, representing approximately 10% of the CDN$22,000,000 aggregate principal amount of Debentures outstanding at that time. The Company may purchase the Debentures at prevailing market prices and by means of open market transactions through the facilities of the TSX. The NCIB will remain in effect until the earlier of October 1, 2016 or the date on which the Company has purchased the maximum number of Debentures permitted under the NCIB. As of the date hereof, the Company has not repurchased any Debentures under the NCIB.

On November 24, 2015, the Company entered into a definitive agreement to sell a package of non-core uranium assets to enCore Energy Corp. (TSX.V:UE) (“enCore”) and Tigris Uranium U.S. Corp., including unpatented mining claims and leases known as the Marquez and Nose Rock properties in New Mexico, the Moonshine property in Arizona, and the Cedar Mountain, Geitus, Blue Jay, and Marcy Look properties in Utah. The transaction closed on January 6, 2016. Disposition of these properties is part of our continuing asset rationalization strategy that cuts holding, permitting, and corporate costs and allows the Company to focus on its higher quality uranium assets. The consideration received by Energy Fuels for the sale of the properties was $329,960 cash and 14,250,000 common shares of enCore. As a result of the transaction, Energy Fuels owns 19.9% of the issued and outstanding shares of enCore and holds a seat on enCore’s board of directors. enCore assumed all liabilities on the properties, including all reclamation obligations.

Company Strategy

Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company focused on the United States. With the acquisition of Uranerz, the Company has added ISR recovery to our portfolio that, along with certain of the Company’s conventional projects and alternate feed material processing at the White Mesa Mill, sit at the lower end of the Company’s cost curve. With its large uranium resource base and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to remain a unique and valuable call option on increases in the price of uranium, with significant scalability in improved market conditions. The Company currently intends to maintain its ISR and conventional uranium recovery capabilities, uranium resource base, and scalability. However, continued weakness in uranium prices and cash needs dictate that the Company engage in further measures to maintain the value of this option. As a result, at this time we intend to conserve cash and focus on our lowest cost uranium sources of uranium recovery, as follows:

  Continuing to systematically expand wellfield construction and uranium recovery at the Nichols Ranch Project on a conservative basis as market conditions warrant;
  Continuing the current mineral processing campaign at the White Mesa Mill into late 2016 to process stockpiled Pinenut Project material and alternate feed materials;
  Continuing shaft-sinking at the Canyon Project. In mid-2016, the Company expects to commence an underground drilling program to further evaluate the deposit;
  Following completion of the current mineral processing campaign at the White Mesa Mill, placing the Mill on standby and maintaining it in a state of readiness for the purpose of restarting mineral processing as available material and/or market conditions may warrant. The Company is currently installing five new replacement leach tanks, which are required for the 2016 conventional processing campaign. While on standby, the White Mesa Mill will continue to dry and package yellowcake from the Nichols Ranch Project;
  Continuing to maintain standby projects and facilities, including the La Sal Project and the Daneros Project, in a state of readiness for the purpose of restarting mining activities, as market conditions may warrant. At this time, all of the Company’s conventional projects, other than the Canyon Project, are expected to remain on standby until market conditions warrant restarting mining activities, or are in the evaluation or permitting process;
  Continuing ongoing business development activities, including evaluation and permitting of existing projects such as the Roca Honda Project, the Sheep Mountain Project, the Bullfrog Property at the Henry Mountains Complex, the Wate Project, and the Jane Dough Property of the Nichols Ranch Project; and
  Continuing to evaluate the sale or abandonment of non-core assets that the Company does not believe will add value in order to reduce costs and/or receive sales proceeds.

Subsequent Events

On January 27, 2016, the Board of Directors appointed Mr. Hyung Mun Bae as a director of the Company to fill the vacancy left by the resignation of Mr. Joo Soo Park. Mr. Bae serves as the representative of Korea Electric Power Corporation on the Board of Directors of the Company.

On February 2, 2016, the Company received final notice from the U.S. Nuclear Regulatory Commission (“NRC”) that uranium recovery operations involving elution, precipitation, filter press, and slurry processes were authorized to commence at the Nichols Ranch Plant, providing the Company with 100% self-contained ISR processing capabilities.

On February 15, 2016, the Company renegotiated the existing non-interest bearing promissory note payable to VANE, for the 50% interest in the Wate Project that it acquired from VANE in 2015. Originally, the note was payable in two equal installments of $0.25 million each on the first and second anniversaries of the note. Under the renegotiated note, the Company paid to VANE $50,000 on or before February 13, 2015, in lieu of the first $0.25 million payment due under the note, with the remaining $0.45 million converted to a lump sum payment due on first commercial mineral extraction from the project.

On March 4, 2016, the Company announced that it entered into a non-binding letter of intent (“Letter of Intent”) with Sumitomo to acquire its 40% interest in the Roca Honda Project, for: (i) $1.0 million in cash; (ii) a number of common shares of the Company equal to $1.5 million; and (iii) once commercial mineral extraction is first commented at the Roca Honda Project, an additional $4.5 million of cash payable at that time. Under the Letter of Intent, definitive agreements are expected to be entered into on or about April 1, 2016, with the closing of the transaction expected to occur on or about April 18, 2016, subject to final Sumitomo approval, and regulatory and stock exchange approvals. The Roca Honda Project, located near Grants, New Mexico, is a uranium project in the advanced stages of permitting. Based on a Preliminary Economic Assessment prepared under NI 43-101 by Roscoe Postle (USA) Ltd. dated February 27, 2015, the Roca Honda Project is estimated to have a total of approximately 14.56 million pounds of uranium contained in approximately 1.51 million tons of Measured and Indicated Mineral Resources with an average grade of 0.48% eU3O8. In addition, the project is estimated to have a total of approximately 11.21 million pounds of uranium contained in approximately 1.20 million tons of Measured and Indicated Mineral Resources with an average grade of 0.47% eU3O8. See “The Roca Honda Project” under Item 2below. If this transaction closes as contemplated, the Company’s current 60% interest in the project and these resources will increase to 100%. The Company believes that by increasing its ownership in this project to 100% the Company will further enhance the value of its call option on increases in the price of uranium, with significant additional scalability in improved market conditions.

On March 7, 2016, the Company announced that it had entered into a definitive agreement (the “Mesteña Purchase Agreement”) to acquire Mesteña Uranium, LLC (“Mesteña”) (the “Mesteña Acquisition”). Mesteña is a well-known uranium recovery company that owns the Alta Mesa Project, located in South Texas. Mesteña engaged in uranium recovery activities at the Alta Mesa Project from October 2005 to November 2013, during which time the Alta Mesa Project recovered over 4.6 million pounds U3O8 from six production areas. From November 2013 to the present, Mesteña has maintained the Alta Mesa Project on standby in response to low uranium prices. The Alta Mesa Project is located on the Jones Ranch, which is approximately 350,000 acres in size and located in Brooks and Jim Hogg Counties, Texas. The properties included within the project include over 195,000 acres covered by a Uranium Testing Permit and Lease Option Agreement (the “Mesteña Properties”). Of that acreage, 4,575 acres is currently subject to a Uranium Solution Mining Lease that allows current and future uranium recovery operations. The Alta Mesa Project has a fully-licensed and constructed ISR plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. There is an existing June 1, 2014 historical resource estimate for a portion of the properties, prepared by Douglas L. Beahm, P.E., P.G., that is not currently compliant with NI 43-101. This recent historical estimate shows that the Alta Mesa Project currently contains 1.6 million tons of Measured and Indicated Mineral Resources with an average grade of 0.11% eU3O8 containing 3.6 million pounds of uranium, in addition to 7.0 million tons of Inferred Mineral Resources with an average grade of 0.12% eU3O8 containing 16.8 million pounds of uranium. In addition, the historic estimate summarizes the resources currently contained in certain exploration targets, including 2.6 million tons of material with average grades ranging from 0.08% - 0.12% eU3O8 containing 4.1 – 6.6 million pounds of uranium. Readers should be cautioned that a qualified person has not done sufficient work to classify this estimate as a current estimate of mineral resources or mineral reserves, and as such the Company is not treating it as a current estimate of mineral reserves or mineral resources. However, the Company believes the estimate is relevant and reliable, as it was prepared within the last two years by a reputable mining consultant. In order to upgrade and verify this historical estimate and classify it as a current mineral resource estimate, the Company needs to perform further evaluations of the report and confirm that its underlying assumptions continue to be reasonable and that the report is complete and current. The Company expects to perform this evaluation and update the historical report to a NI 43-101 compliant technical report, which is expected to be filed on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Under the Mesteña Purchase Agreement, the Company has agreed to issue 4,551,284 Common Shares to the current owners of Mesteña at the closing of the transaction, which is expected to occur on or before May 4, 2016, subject to receipt of all applicable regulatory and stock exchange approvals and the satisfaction of certain other conditions to closing. At closing, the Company will assume the existing $11.0 million reclamation obligation for the project, but will acquire the existing cash collateral backing the reclamation obligation in the amount of approximately $4.4 million. The Mesteña properties will be subject to a royalty equal (in total) to 3.125%of the value of the recovered U3O8 from the Mesteña properties sold at a uranium price of $65.00 or less per pound U3O8, 6.25% of the value of the recovered U3O8 from the Mesteña properties sold at a uranium price greater than $65.00 and up to and including $95.00 per pound U3O8, and 7.5% of the value of the recovered U3O8 from the Mesteña properties sold at a uranium price greater than $95.00 per pound U3O8. The Mesteña Purchase Agreementcontains customary representations and warranties of the Company and customary conditions of closing including: receipt of all required regulatory and stock exchange approvals, including approval from the TSX, and approval from the Texas Commission on Environmental Quality and Texas Railroad Commission relating to the change of control of certain licenses and permits; the provision of notice to the Committee on Foreign Investment in the United States; an amended Uranium Solution Mining Lease covering the existing wellfields, an amended Uranium Testing Permit and Lease Option Agreement for the entire 195,000-acres, and amended Surface Use Agreements covering all of the 195,000-acres, as well as other amended agreements, are entered into by all relevant parties in the forms attached to the Mesteña Purchase Agreement or as otherwise provided for in that agreement; the replacement by the Company of the existing surety arrangements required under existing licenses and permits; and satisfactory completion of certain title investigations by the Company.

On March 14, 2016 the Company closed a public offering (the “Offering”) of Units made pursuant to an underwriting agreement dated March 9, 2016 between the Company and a syndicate of underwriters led by Cantor Fitzgerald Canada Corporation, as sole bookrunner, along with Haywood Securities Inc., Roth Capital Partners, LLC, Dundee Securities Ltd., Raymond James Ltd., and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. Pursuant to the Offering, the Company sold an aggregate of 5,031,250 Units (which includes 656,250 Units that were issued upon the exercise, in full, of the over-allotment option that was granted to the underwriters) at a price of $2.40 per Unit for total net proceeds of $10.88 million after commissions and estimated expenses of the offering. Each Unit consists of one Common Share and one half of one Common share purchase warrant, or a total of 5,031,250 Common Shares and 2,525,625 warrants. Each warrant will be exercisable until March 14, 2019, and will entitle the holder thereof to acquire one Common Share upon exercise at an exercise price of $3.20 per Common Share.

Uranium Sales

The Company has four (4) existing long-term contracts, which require deliveries of 550,000 pounds of U3O8 in 2016 and 620,000 pounds of U3O8 in 2017. Two contracts expire in 2017, one contract expires in 2018, and another contract expires in 2020. Of the 1,170,000 pounds of deliveries for 2016 and 2017, a total of 570,000 pounds of  U3O8 is required to come from the Company’s uranium recovery operations, while Energy Fuels has the option to fulfill the remaining 600,000 pounds of U3O8 from the Company’s uranium recovery operations and/or open market purchases. At December 31, 2015, the Company has approximately 520,000 pounds of finished goods inventory from the Company’s uranium recovery operations.

The Company expects to have sufficient material available for the 550,000 pounds of 2016 contractual deliveries, through current inventories and expected recoveries from the White Mesa Mill and the Nichols Ranch Project. In 2017, the Company expects to have existing inventory or uranium recovery to meet all of its commitments to sell 620,000 pounds of uranium under its existing long-term contracts.

The average expected realized price per pound under the existing contracts is not subject to any decrease resulting from declines in future U3O8 spot and/or term prices, due to the minimum floor prices now in effect or the prices being fixed. The average sales price under the Company’s long-term contracts is expected to be higher in 2016 than 2015 levels. Selective spot sales are also expected to be made in 2016 as necessary to generate cash for operations, construction and resource evaluation activities, including continued shaft-sinking and evaluation at the Canyon Project and the construction of additional wellfields at the Nichols Ranch Project.

Segment Information

Prior to the Uranerz acquisition in June of 2015, the Company was engaged solely in conventional uranium exploration, permitting, extraction, and recovery. The Company’s source of conventional uranium recovery is the White Mesa Mill, which generates revenue through conventional processing, alternate feed material processing, and toll processing agreements (the “Conventional Uranium Segment”). The nature of the Company’s business expanded with the addition of ISR facilities when the Company acquired Uranerz (the “ISR Uranium Segment”). Although the principal product of both segments is uranium concentrate, or “yellowcake,” the methods of extraction and recovery differ. In addition, the Conventional Uranium Segment provides services at the White Mesa Mill, namely alternate feed material processing and toll processing, which the Company’s ISR Uranium Segment does not provide.

Set forth below is a chart depicting the two segments of the Company’s business, together with the properties and services associated with each segment:

ISR URANIUM SEGMENT	CONVENTIONAL URANIUM SEGMENT

The ISR Uranium Segment currently includes the Nichols Ranch Project, which includes the Nichols Ranch Plant and surrounding uranium properties which are geographically situated to enable mineralized materials to be transported to the Nichols Ranch Plant either by pipeline or by truck for processing.

  The material properties included in the ISR Uranium Segment include: The Nichols Ranch Project, including the Nichols Ranch Plant, the Nichols Ranch Wellfield and the Jane Dough Property; and the Hank Project, including the permitted, but not constructed, Hank Satellite Plant and the Hank Property.

The Conventional Uranium Segment currently includes the White Mesa Mill, which includes alternate feed material and toll processing at the Mill, and all conventional underground mineral extraction projects which are geographically situated to enable mineralized materials to be transported to the White Mesa Mill by truck for processing under current or reasonably anticipated future economic conditions.

  The material properties included in the Conventional Uranium Segment include: the White Mesa Mill, the Henry Mountains Complex, the Roca Honda Project, the Sheep Mountain Project (described below), the Canyon Project, the Daneros Project, and the La Sal Project.
  Non-material properties included in the Conventional Uranium Segment include: the Arizona 1 Project, the Wate Project, the possible EZ Project, the Whirlwind Project, the Rim Project, and the Sage Plain Project.
  The Company is currently evaluating the possible sale of the Whirlwind Project.

“Other ISR Properties” includes other ISR properties which are not close enough for mineralized materials to be transported to the Nichols Ranch plant by pipeline or truck, or that are currently in the evaluation stage.

  The Other ISR Properties include: The Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, and the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, Niles Ranch, Cedar Canyon, East Buck, South Collins Draw, Sand Rock, Little Butte, Beecher Draw, Lone Bull, Kermit, Monument and Stage  properties (each of which are in the evaluation  stage and are considered not material at this time).

“Other Conventional Properties” include conventional projects which are too geographically distant for mineralized materials to be transported to the White Mesa Mill for processing under current or reasonably anticipated future economic conditions.

  The Other Conventional Properties include: the Sheep Mountain Project, which is material, and the Gas Hills and Juniper Ridge Projects, which are not material.
  The Gas Hills and Juniper Ridge Projects are currently being held for sale.

Additional segment information, including financial information about segments, is provided in Note 20 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Overview of Uranium Market

The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All the uranium extracted from Energy Fuels’ projects is expected to be used for this purpose.

According to the Nuclear Energy Institute (“NEI”), in 2012 nuclear power plants provided about 11% of global electricity production. According to the World Nuclear Association (“WNA”), as of March 1, 2016, there are currently 440 operable reactors world-wide, which require approximately 170 million pounds of U3O8 fuel per year at full operation. Worldwide there are currently 65 new reactors under construction with an additional 173 reactors on order, or in the planning stage and another 337 which have been proposed.

According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction, largely due to increasing uranium demands in Asia. The gap between demand and primary supply has been filled by stockpiled inventories and secondary supplies.

According to the WNA, the United States currently has 99 operating reactors, five reactors under construction, and another 42 reactors on order, planned or proposed. According to the NEI, the United States produced approximately 19.5% of its electricity from nuclear technology in 2014. According to the U.S. Energy Information Agency (“EIA”), U.S. utilities purchased approximately 53.3 million pounds of U3O8 in 2014. However, the U.S. only produced approximately 4.9 million pounds (9%). As a result, in 2014, the U.S. filled about 91% of its demand from foreign sources. The EIA estimates that 2015 production is expected to drop to approximately 3.3 million pounds.

Uranium is not traded on an open market or organized commodity exchange such as the London Metal Exchange, although the New York Mercantile Exchange provides financially-settled uranium futures contracts. Typically, buyers and sellers negotiate transactions privately and directly. Spot uranium transactions typically involve deliveries that occur immediately and up to 12 months in the future. Term uranium transactions typically involve deliveries that occur more than 12 months in the future, with long-term transactions involving delivery terms of at least three years. Uranium prices, both spot prices and term prices, are published by two independent market consulting firms, TradeTech and The Ux Consulting Company (“Ux”), on a weekly and monthly basis.

The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past five years, which is still being felt today. Alternatively, China is pursuing an aggressive nuclear program, with 30 units now operating, 24 new units under construction, 42 units which are planned, and 178 units that have been proposed, according to the WNA.

Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through long-term supply contracts, while other portions are bought on the spot market. Like sellers, buyers seek to balance the security of long term supply with the opportunity to take advantage of lower prices caused by volatility in prices. For this reason, both buyers and sellers track current spot and long-term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests. According to data from Ux, levels of long-term contracting in 2013, 2014 and 2015 were well below historical averages.

The graph below shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until February 2016 as reported by TradeTech (not adjusted for inflation):

To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2010 until February 2016 as reported by TradeTech (not adjusted for inflation):

According to monthly price data from TradeTech, uranium prices during 2015 were down $1.30, or 3.7% for the year. Monthly spot prices began the year at $35.50 per pound of U3O8 and ended the year at $34.20per pound, reaching a high of $39.40 per pound for the month of March 2015 and a low of $34.20 per pound for the month of December 2015, and dropping to $32.15 per pound on February 29, 2016. According to Trade Tech, the spot price was $28.75 per pound on March 11, 2016. TradeTech price data also indicated that long-term U3O8 prices began 2015 at $50.00 per pound and ended 2015 at $44.00 per pound, reaching a low of $44.00 per pound in August 2015, which persisted through the end of the year. The high long-term price for 2015 was $50.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction and excess inventories, the availability of low-priced spot material, the delayed restart of Japanese reactors, insufficient cut-backs, premature reactor closures, continued weak uranium demand, and general weakness in the global economy.

Uranium Market Outlook and Uranium Marketing Strategy

World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the Company believes the long-term fundamentals of the uranium industry are positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. As excess inventories are drawn down and as production from existing mines drops, the Company believes primary mine production will be required to meet demand over the long-term. According to data from Ux, long-term contracting levels in 2013, 2014 and 2015 have been low by historical standards. The Company believes uranium prices, and long-term contracting levels in particular, will need to rise to levels that are sufficient to incentivize new mine production. Even if prices rise to these levels, it may be difficult for suppliers to respond in a timely manner, as it typically requires many years of permitting and development to bring new mines into production. The Company expects these permitting and development lead times to put further pressure on prices to increase.

Despite current market uncertainty and recently falling prices, the Company believes it has begun to see certain early signs of a market recovery. Japanese utilities have begun to restart their reactor fleet (Reuters, August 11, 2015). According to data from TradeTech and the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium. According to TradeTech, the growth of Kazakh uranium production has slowed significantly over the past three years, and is not expected to increase significantly in the coming years. And, in addition to China, according to the WNA, there are large numbers of new reactors under construction and in various stages of planning around the world.

However in the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary and other inelastic uranium supplies (including enricher underfeeding), high levels of excess inventories, insufficient producer cut-backs, premature reactor shutdowns, delays in new reactor construction, two large new mines coming into production (Cigar Lake and Husab), and decreased demand due to Japanese reactors remaining offline for longer than expected. In addition, there is a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.

Nevertheless, according to data from Ux, global utilities have significant uncovered uranium requirements over the next 10 years, which the Company expects will increase levels of market activity in the short- and medium-terms.

The Company’s marketing strategy is to seek a base of earnings and cash flow through sales of a portion of its uranium into term contracts. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas (when available) and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices. The Company’s current existing term contracts utilize market-related formulas with base, floor and ceiling prices, some of which are escalated at the rate of inflation. During 2015, the pricing on all of the Company’s term contracts were at their floors or at prices fixed by the contract. Under the Company’s contracts, the Company sold 1,025,000 pounds of U3O8 at a weighted- average price of $57.41 per pound during 2015. The Company also sold 50,000 pounds on the spot market at a price of $37.35 per pound. In 2016, the Company expects to sell a total of 550,000 pounds of U3O8 into its four existing contracts at pricing expected to average approximately $58.11 based on current forecasts of price inflation. Selective spot sales are also expected to be made in 2016 as necessary to generate cash for operations, construction and resource evaluation activities, including continued shaft-sinking and evaluation at the Canyon Project and the construction of additional wellfields at the Nichols Ranch Project.

The Vanadium Market

The White Mesa Mill has historically recovered vanadium as a co-product of uranium from certain of its properties on the Colorado Plateau, most notably from the La Sal Project, as well as from properties owned by third-parties on the Colorado Plateau through toll milling and similar arrangements, when the price of vanadium has been high enough to justify its recovery. The Mill’s most recent vanadium recovery occurred in 2013 when it recovered 1.5 million pounds of vanadium.

According to the market consultant TTP Squared, Inc. (“TTP”), the vast majority of vanadium is used in the production of high strength steels (approximately 93%). 3% is used in titanium alloys in aerospace and other applications, and another 4% is used in catalyst and chemical applications. Today, while only a minor quantity of vanadium is used in energy storage applications, there is potential for greatly expanded use of vanadium in emerging battery technologies.

According to data from the Vanadium International Technical Committee compiled by TTP, vanadium consumption in 2014 is estimated to have been in excess of 92,000 metric tons. However, as the demand for high strength, high performance steels increases, and as new uses are developed for lightweight, high strength titanium alloys, vanadium demand can be expected to increase at a faster rate than the growth of global steel production. The average vanadium content in steel in developing countries is much lower than the ratios in the developed countries and can be expected to increase, adding to the demand. If high-capacity batteries using vanadium are commercialized, demand can be expected to increase further. The Company believes the future prospects for vanadium are highly dependent on continued growth in China.

While demand is expected to grow over time, supply likely has the capacity to increase to meet this demand. Most vanadium is recovered as a byproduct or coproduct of other processes. Many primary producers, in countries such as China, Russia and South Africa, have been shut down due to low prices. Extraction of vanadium from steel making slag has been cut back or halted. As demand increases and prices strengthen, some of these facilities can be expected to restart or increase production, thus moderating any anticipated price increases.

Vanadium (as V2O5) prices were down for 2015, beginning the year at $5.03 per pound, and ending the year at $2.38 per pound. Vanadium prices are currently at $2.85 per pound.

While long-term demand for vanadium can be expected to increase, it is unknown whether future prices for vanadium will increase due to the relatively high number of low-cost suppliers who may re-enter the market as prices increase.

Vanadium Marketing

In the past, Energy Fuels has sold its vanadium both as V2O5 and as ferrovanadium (“FeV”) through spot sales to industry end-users and trading companies. No vanadium was recovered or sold by the Company during 2015, and none is expected to be recovered or sold until uranium and/or vanadium prices improve.

Competition

The uranium industry is highly competitive. The Company competes with mining and exploration companies for uranium sales, the acquisition of uranium mineral properties, and the procurement of equipment, materials and personnel necessary to explore, develop, and extract uranium from such properties. There is competition for a limited number of uranium acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels competes with other uranium recovery companies, along with traders, brokers, financial institutions, converters, enrichers, and other market actors, for uranium sales. Due to the Company’s limited capital and personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of mining properties and securing uranium sales. The Company believes that competition for acquiring mineral prospects and completing uranium sales will continue to be intense in the future.

The availability of funds for exploration, evaluation, permitting and construction of uranium projects is limited, and the Company may find it difficult to compete with larger and more established uranium exploration and production companies for capital. The Company’s inability to continue exploration, advancement, and the acquisition of new properties due to lack of funding could have a material adverse effect on the Company’s future operations and financial position.

Government Regulation

The Company’s properties and facilities are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, construction, extraction, recovery, processing, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances, and other matters. Uranium minerals exploration, extraction, recovery, and processing are also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of such activities.

Compliance with these laws and regulations may impose substantial costs on the Company and will subject the Company to significant potential liabilities. Changes in these regulations could require the Company to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the Company’s business operations.

Environmental Regulations

Exploration, development, and extraction activities are subject to certain environmental regulations which may prevent or delay the continuance of our activities. In general, our exploration, evaluation, and extraction activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be abandoned and reclaimed in accordance with such legislation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.

Uranium milling in the U.S. is primarily regulated by the United States Nuclear Regulatory Commission (the “NRC”) pursuant to the Atomic Energy Act of 1954, as amended. Its primary function is to ensure the protection of employees, the public, and the environment from radioactive materials, and it also regulates most aspects of the uranium recovery process. The NRC regulations pertaining to uranium recovery facilities are codified in Title 10 of the Code of Federal Regulations.

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether or not the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The White Mesa Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.

Conventional uranium extraction is subject to regulation by a number of agencies including (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, and Wyoming; (3) the BLM and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies (e.g., U.S. Fish and Wildlife Service, U.S. Army Corp. of Engineers, DOE), where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project will be subject to regulation under the NRC, as a uranium processing facility and for permanent disposal of the resulting tailings.

The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming. The Nichols Ranch Project has a Source Material licensed issued by the NRC. ISR facilities in Wyoming are also regulated by the State of Wyoming and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control Permit under the Safe Drinking Water Act, as administered by the EPA. ISR operations, such as the Nichols Ranch Project, are subject to regulations by the U.S. Occupational, Safety and Health Administration (“OSHA”), rather than MSHA.

Reclamation bonds or the equivalent have been posted for each of the Company’s material properties that have structures or facilities.

Energy Fuels is required to have export licenses issued by the NRC for its uranium exports. Such licenses are obtained by the Company as required.

Land Tenure

The Company’s land holdings are held either by leases from the fee simple owners (private parties or the State) or unpatented mining claims located on property owned and managed by the U.S. Federal Government. Annual fees must be paid to maintain unpatented mining claims, but work expenditures are not required. Holders of unpatented mining claims are generally granted surface access to conduct mineral exploration and extraction activities. However, additional permits and plans are generally required prior to conducting exploration or mining activities on such claims.

On July 9, 2009, BLM issued a Notice of Proposed Withdrawal (“2009 Notice”) under which it proposed that a total of approximately one million acres of public lands around the Grand Canyon National Park be withdrawn from location and entry under the Mining Law of 1872 (the “Mining Law”), subject to valid existing rights. In the 2009 Notice, BLM stated that the purpose of the withdrawal, if determined to be appropriate, would be to protect the Grand Canyon watershed from any adverse effects of locatable hardrock mineral exploration and mining. The 2009 Notice segregated the lands from location and entry under the mining laws for up to two years to allow time for various studies and analyses, including appropriate NEPA analysis. In order to allow more time for BLM to complete its NEPA analysis, the U.S. Department of the Interior (the “DOI”) published Public Land Order 7773 on June 21, 2011, which affected a six-month emergency withdrawal of the area. The emergency withdrawal prevented the lands from opening to location and entry under the Mining Law upon expiration of the two-year segregation while the DOI completed the decision–making process on the proposed withdrawal. The emergency withdrawal was effective July 21, 2011 to January 20, 2012. During the two-year segregation and six month emergency withdrawal, the BLM, along with its cooperating agencies, completed various studies and analyses of resources in the withdrawal area, including an EIS under NEPA. These studies and analyses were undertaken to provide the basis for the final decision regarding whether or not to proceed with the proposed withdrawal or to select an alternative action. Based on this analysis, on January 9, 2012, the DOI announced its final decision to withdraw from location and entry under the Mining Law, subject to valid existing rights, the total of approximately one million acres of lands originally proposed in the 2009 Notice (the “Withdrawn Lands”), for a 20-year period. Lawsuits challenging this decision have been filed by various industry groups and interested parties.

No new mining claims may be filed on the Withdrawn Lands and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes the discovery of a valuable mineral deposit.

All of the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were recently active. Although the Company’s Canyon Project also has an approved Plan of Operation, and a mineral examination is not required, the USFS performed a mineral examination on that project in 2012 and concluded that the Canyon Project’s claims constitute valid existing rights. The USFS also concluded that no additional approvals are required on the Canyon Project.

The Company believes that all of its material projects within the Withdrawn Lands are on valid mining claims that will each withstand a mineral examination. However, market conditions may postpone or prevent the performance of mineral examinations on certain properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one of more of the Company’s mining claims being considered invalid, which could prevent a project from proceeding.

In addition, there are efforts underway that have the potential to create a National Monument on the Withdrawn Lands, and additional lands, near the Grand Canyon National Park. These efforts include proposed legislation which has been introduced in Congress and lobbying of the President of the United States to create a National Monument utilizing his executive powers under the Antiquities Act of 1906. All of the Company’s projects, except the Wate Project, are located on lands which have the potential to be included in a National Monument. If such a National Monument is created, there is the potential that these projects could become subject to additional requirements and/or costs, or be prevented from proceeding.

Employees

Currently, the Company and its subsidiaries have approximately 189 full-time employees and 5 full-time consultants. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Available Information

Detailed information about us is or will be contained in our annual reports on Form 10-K, annual reports on Form 40-F, current reports on Form 8-K, current reports on Form 6-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. Prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not previously file Forms 10-K or 10-Q. On a going-forward basis, these reports are available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:

Energy Fuels Inc.
225 Union Blvd., Suite 600
Lakewood, Colorado, 80228
Tel: 303.974.2140
Fax: 303.974.2141
Toll Free: 1.888.864.2125
E-mail: investorinfo@energyfuels.com

Additionally, our Code of Ethics, Audit Committee Charter, and certain Company policies are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

ITEM 1A. RISK FACTORS

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common shares may fluctuate widely. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

The following information pertains to the outlook and conditions currently known to Energy Fuels that could have a material impact on the financial condition of Energy Fuels. Other factors may arise in the future that are currently not foreseen by management of Energy Fuels that may present additional risks in the future. Current and prospective security holders of Energy Fuels should carefully consider these risk factors.

We are subject to the risks normally encountered by Companies in the mineral extraction industry.

We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:

  the discovery of unusual, or unexpected geological formations;
  accidental fires, floods, earthquakes, volcanic eruptions, and other natural disasters;
  unplanned power outages and water shortages;
  controlling water and other similar mining hazards;
  operating labor disruptions and labor disputes;
  the ability to obtain suitable or adequate machinery, equipment, or labor;
  our liability for pollution or other hazards; and

  other known and unknown risks involved in the conduct of exploration, development, and operation of mines, extraction and recovery facilities, and mills, along with the market for uranium.

The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations; variations in the grade of mineralized material; fluctuations in metal markets; costs of extraction and processing equipment; availability of equipment and labor; labor costs and possible labor strikes; government regulations, including without limitation, regulations relating to taxes, royalties, allowable extraction or production, importing and exporting of minerals; foreign exchange; employment; worker safety; transportation; and environmental protection.

Our results of operations are significantly affected by the market price of uranium and vanadium which are cyclical and subject to substantial price fluctuations.

Our earnings and operating cash flow are and will be particularly sensitive to the long and short term changes in the market price of uranium and vanadium. Among other factors, these prices also affect the value of our resources, reserves, and inventories, as well as the market price of our Common Shares.

Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; and production levels and costs of production. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. Other factors relating to both the price of uranium and vanadium include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the US dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium and vanadium by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction or recovery at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and business activity are dependent on our expectation and the industry’s expectations of uranium and vanadium prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from our properties will be such that any deposits can be operated at a profit.

Our profitability is directly related to the market price of uranium and vanadium recovered. We may from time to time undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered uranium to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered uranium) sufficient uranium in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful.

Our properties do not contain mineral reserves under SEC Industry Guide 7, and a number of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.

Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates” above. At current uranium and vanadium prices, a number of our properties, projects, and facilities are not economic for uranium, and for some properties uranium and/or vanadium, extraction, recovery, or processing. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we intend to sell, drop, or reclaim given current market conditions.

The White Mesa Mill has historically been run on a campaign basis as sufficient feed materials are available, and there can be no assurance that sufficient mill feed will be available in the future to sustain future campaigns.

The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Once the processing for 2016 concludes (expected to be in late 2016), the Company expects to place mineral processing activities at the Mill on standby until additional mill feed becomes available, which may not occur for several years. The Mill is expected to continue to dry and package material from the Nichols Ranch Project and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign will be subject to receipt of sufficient mill feed that would allow us to operate the Mill on a profitable basis and/or recover a portion of its standby costs.

At current uranium and vanadium prices, all of our conventional properties are on standby, other than shaft-sinking and evaluation activities at our Canyon Project and evaluation and permitting activities at our other properties, and no third party conventional properties are operating to provide mill feed. There can be no assurance that sufficient mill feed will be available in the future that would allow us to operate the White Mesa Mill on a profitable basis and/or recover a portion of its standby costs at any time.

We have entered into term sales contracts for a portion of our recovered uranium, and there can be no guarantee that we will be able to extend the terms of those contracts or enter into new term sales contracts in the future on suitable terms and conditions.

Those contracts, which have historically resulted in uranium sales at prices in excess of spot prices, have fixed delivery terms. Certain of our contracts have delivery terms that have expired with no future deliveries planned. The failure to renew existing term sales contracts, or enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

We are subject to global economic risks.

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the past several years, the global economy faced a number of challenges. During the global financial crisis of 2007-8 economic problems in the United States and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the United States, the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Although economic conditions have shown improvement in recent years, the global recovery from the recession has been slow and has possibly shown recent signs of possible deterioration. These factors continue to impact commodity prices, including uranium and vanadium, as well as currencies and global debt and stock markets.

These factors may impact our ability to obtain equity, debt, or other financing on terms commercially reasonable to us, or at all. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these increased levels of volatility and market turmoil continue, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted and the trading price of our securities could be adversely affected.

The price of our Common Shares is subject to volatility.

Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium and vanadium prices, changes in industry forecasts of uranium and vanadium prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports. Other factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of our securities; the size of our public float and the exclusion from market indices may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. Our exclusion from certain market indices may reduce market liquidity or the price of our securities. If an active market for our securities does not continue, the liquidity of an investor's investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities, and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

Exploration, development, extraction, mining, recovery and milling of minerals, and the transportation and handling of the products recovered, are subject to extensive federal, state and local laws and regulations.

These regulations govern, among other things; acquisition of the property or mineral interests; maintenance of claims; tenure; expropriation; prospecting; exploration; development; construction; extraction and mining; recovery, processing, milling and production; price controls; exports; imports; taxes and royalties; labor standards; occupational health; waste disposal; toxic substances; water use; land use; Native American land claims; environmental protection and remediation; endangered and protected species; mine, mill and other facility decommissioning and reclamation; mine safety; transportation safety and emergency response; and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating and closing of our mines, mills, plants and other extraction, recovery and processing facilities. It is possible that, in the future, the costs, delays and other effects associated with such laws and regulations may impact our decision as to whether to operate existing mines or facilities, or, with respect to exploration, development or construction properties, whether to proceed with exploration, development or construction, or that such laws and regulations may result in our incurring significant costs to remediate or decommission properties that do not comply with applicable environmental standards at such time. We expend significant financial and managerial resources to comply with such laws and regulations. We anticipate continuing to do so as the historic trend toward stricter government regulation may continue. There can be no assurance that future changes in applicable laws and regulations will not adversely affect our activities, operations or financial condition. New laws and regulations, amendments to existing laws and regulations or more stringent implementation of existing laws and regulations, including through stricter license and permit conditions, could have a material adverse impact on us, increase costs, cause a reduction in levels of, or suspension of, extraction or recovery and/or delay or prevent the construction or development of new mineral extraction properties.

Mineral extraction is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy, or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for certain environmental losses and other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs

Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. The development of mineral properties and related facilities is contingent upon governmental approvals that are complex and time consuming to obtain and which, depending upon the location of the project, involve multiple governmental agencies. The duration and success of such approvals are subject to many variables outside of our control. Any significant delays in obtaining or renewing such permits or licenses in the future could have a material adverse effect on us. In addition, the international marketing of uranium is subject to governmental policies and certain trade restrictions, such as those imposed by the suspension agreement between the United States and Russia. Changes in these policies and restrictions may adversely impact our business.

Public acceptance of nuclear energy and competition from other energy sources is unknown.

Growth of the uranium and nuclear industry will depend upon continued and increased acceptance of nuclear technology as an economic means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, including the risk of a nuclear incident, the industry is subject to public opinion risks that could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry. Nuclear energy competes with other sources of energy, including oil, natural gas, coal, hydro-electricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Sustained lower prices of oil, natural gas, coal and hydroelectricity may result in lower demand for uranium concentrates. Increased government regulation and technical requirements may make nuclear uneconomic, resulting in lower demand for uranium concentrates. Technical advancements and government subsidies in renewable and other alternate forms of energy, such as wind and solar power, could make these forms of energy more commercially viable and put additional pressure on the demand for uranium concentrates.

The uranium industry is highly competitive, and it competes with other energy sources.

The international uranium industry, including the supply of uranium concentrates, is competitive. We market uranium in direct competition with supplies available from a relatively small number of uranium mining companies, from nationalized uranium companies, from uranium produced as a byproduct of other mining operations, from excess inventories, including inventories made available from decommissioning of nuclear weapons, from reprocessed uranium and plutonium, from used reactor fuel, and from the use of excess Russian enrichment capacity to re-enrich depleted uranium tails. A large quantity of current World production is inelastic, in that uranium market prices have little effect on the quantity supplied. The supply of uranium from Russia and from certain republics of the former Soviet Union is, to some extent, impeded by a number of international trade agreements and policies. These agreements and any similar future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available in the United States and Europe.

We compete with other mining companies and individuals for capital, mineral resources and reserves, and other mining assets, which may increase the cost of acquiring suitable claims, properties and assets, and we also compete with other mining companies to attract and retain key executives, employees and consultants. In addition, there are relatively few customers for uranium. There can be no assurance that we will continue to be able to compete successfully with our competitors in acquiring such properties and assets or in attracting and retaining skilled and experienced employees.

We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements and may adversely affect our assets, results of operations, and future prospects.

We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. We may also from time to time acquire properties whereby certain payment obligations owed to the seller are paid by us over time, with the seller’s sole remedy for non-payment by us being reacquisition of the property. Events may occur in the future, including events out of our control that would cause us to fail to satisfy our obligations under our existing convertible Debentures and/or other debt or financing instruments. In such circumstances, or if we were to default on our obligations under the debt or financing instruments, the amounts drawn under our agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.

On November 26, 2013, our subsidiary, Uranerz entered into a Financing Agreement (the “Financing Agreement”) with Johnson County, Wyoming (the “County”) pursuant to which the County agreed to loan to Uranerz (the “Loan”) the proceeds from the sale of its $20,000,000 Taxable Industrial Development Revenue Bond, Series 2013, (the “Bond”) upon the terms and conditions set out in the Financing Agreement, for the purpose of financing the Nichols Ranch project. On November 26, 2013, in connection with the Financing Agreement and the Loan, Uranerz as mortgagor entered into a Mortgage & Security Agreement, pursuant to which Uranerz granted to the Trustee its rights and interests in the as-extracted collateral, contract rights relating directly or indirectly to the Lands (as identified in Exhibit A to the Mortgage & Security Agreement), general intangibles relating directly or indirectly to the Lands, fixtures or hereinafter located on the Lands or the Nichols Ranch ISR Plant, goods (including all inventory) and equipment, including without limitations the mineralized material and all personal property identified as owned by Uranerz in the Mortgage & Security Agreement to secure Uranerz’ obligations under the Financing Agreement, the Bond Purchase Agreement and the Note. The Mortgage & Security Agreement contains restrictive covenants, including, without limitation, that obligate Uranerz not to: (i) sell, convey, mortgage, pledge or otherwise dispose of or encumber the Encumbered Property (as set forth in the Mortgage and Security Agreement) without first securing the written consent of the mortgagee; (ii) cancel or terminate any Post Production Contracts (as set forth in the Mortgage and Security Agreement) or consent to or accept any cancellation or termination thereof; (iii) amend or otherwise modify any Post Production Contracts or give any consent, waiver or approval thereunder; (iv) waive any default under or breach of any Post Production Contracts; or (v) take any other action in connection with the Post Production Contract which would impair the value of the interest or rights of Uranerz thereunder or which would impair the interests or rights of the mortgagee.

If Uranerz is unable to timely satisfy its obligations under the Loan, including timely payment of the interest when due and payment of the principal amount at maturity and Uranerz is not able to successfully extend the maturity date or otherwise re-negotiate the terms of the Note, the Trustee will have rights under the Mortgage and Security Agreement to potentially seize or sell the secured properties and interests, equipment and personal property and the Nichols Ranch Plant to satisfy Uranerz’ obligations under the Loan. Any failure to timely meet Uranerz’ obligations under the Loan may adversely affect our assets, results of operations and future prospects.

Further, although most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all of this bonded amount, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time upon providing us with 30-days’ notice, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.

Our Convertible Debentures will mature in 2017 and will be retired through either cash payment or the issuance of Common Shares.

On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of convertible debentures (the “Debentures”). The Debentures will mature on June 30, 2017 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$15.00 per share at any time prior to redemption or maturity. The Debentures may be retired at maturity either through the payment of cash or the issuance of Company shares, at the Company’s option. This will either result in the allocation of cash to the retirement of the Debentures, which could be used for other purposes, or the issuance of Common Shares, which would result in dilution to shareholders.

We may need additional financing in connection with the implementation of our business and strategic plans from time to time.

The exploration, construction and development of mineral properties and the ongoing operation of mines and other facilities requires a substantial amount of capital and may depend on our ability to obtain financing through joint ventures, debt financing, equity financing or other means. We may accordingly need further capital in order to take advantage of further opportunities or acquisitions. Our financial condition, general market conditions, volatile uranium and vanadium markets, volatile interest rates, legal claims against us, a significant disruption to our business or operations, or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, continuing volatility in the credit markets may increase costs associated with debt instruments due to increased spreads over relevant interest rate benchmarks, or may affect our ability, or the ability of third parties we seek to do business with, to access those markets. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings due to a low share price, and the potential need to offer higher discounts and other value (e.g., warrants). There is no assurance that we will be successful in obtaining required financing as and when needed on acceptable terms, if at all.

As a result of the loss of our foreign private issuer status, we are now required to comply with the Exchange Act’s domestic reporting regime, which may cause us to incur additional legal, accounting, and other expenses.

As of June 30, 2015 we determined that we no longer qualify as a “foreign private issuer” as such term is defined in Rule 405 under the United States Securities Act of 1933, as amended (the “Securities Act”). This means we are now required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, such as Forms 10-K, 10-Q and 8-K, rather than the forms we have filed with the SEC in the past as a foreign private issuer, such as Forms 40-F and 6-K. We are accordingly required to prepare our financial statements filed with the SEC in accordance with generally accepted accounting principles in the United States (“US GAAP”) (and must recast prior financial statements and selected financial data from the International Financial Reporting Standards (“IFRS”) into US GAAP for all periods required to be presented in the financial statements). As of January 1, 2016 we have also been required to comply with the provisions of U.S. securities laws applicable to U.S. domestic issuers including, without limitation, the U.S. proxy rules, Regulation FD, and the Section 16 beneficial ownership reporting and short swing profit rules. We have modified certain of our policies to comply with good governance practices associated with U.S. domestic issuers. In addition, we have lost our ability to rely upon exemptions from certain corporate governance requirements on the NYSE MKT that are available to foreign private issuers.

As a result of such compliance with these additional securities laws, including the transition from IFRS to US GAAP, as well as NYSE MKT rules applicable to U.S. domestic issuers, the regulatory and compliance costs to us under U.S. securities laws may be significantly higher than the cost we would incur as a foreign private issuer. We therefore expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and make some activities highly time-consuming and costly, and that the costs associated with compliance will increase further once we are no longer an emerging growth company.

The issuance of additional Common Shares may impact the trading price of our common shares.

If we raise additional funding by issuing additional equity securities or securities convertible, exercisable, or exchangeable for equity securities, such financing may substantially dilute the interests of our shareholders and reduce the value of their investment.

Mining operations involve a high degree of risk.

The exploration, construction, development, operation, and other activities associated with mineral projects, along with the expansion of existing recovery operations and mining activities and restarting of projects, involve significant risks, including financial, technical, and regulatory risk. Development or advancement of any of the exploration properties in which we have an interest will only follow upon obtaining satisfactory exploration results, project permitting and licensing, and financing. The exploration, construction, development, operation and other activities associated with mineral projects involves significant financial risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a mine or other facility may result in substantial rewards, few properties which are explored are ultimately developed into producing mines or extraction or recovery facilities. Major expenses may be required to establish mineral resources and mineral reserves by drilling and to finance, permit, license, and construct extraction, mining, recovery and processing facilities. It is impossible to ensure that the current or proposed exploration, permitting, construction, or development programs on our mineral properties will result in a profitable commercial extraction, mining, or recovery operations.

Whether a mineral deposit will be commercially viable depends on a number of factors, which include, among other things: the accuracy of resource and reserve estimates; the particular attributes of the deposit, such as its size, geology and grade; the ability to economically recover commercial quantities of the minerals; proximity to infrastructure and availability of personnel; financing costs; governmental regulations, including regulations relating to prices, taxes, royalties; the potential for litigation; land use; importing and exporting; and environmental and cultural protection. The construction, development, expansion and restarting of projects are also subject to the successful completion of engineering studies, the issuance of necessary governmental permits, the availability of adequate financing, and that engineering and construction timetables and capital costs are correctly estimated for our projects, including restarting projects on standby, and such construction timetables and capital costs are not affected by unforeseen circumstances. The effect of these factors cannot be accurately predicted, but the combination of these factors, along with others, may result in our not receiving an adequate return on invested capital.

It is possible that actual costs and economic returns of current and new extraction, mining, or recovery operations may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations and facilities to experience unexpected problems during the start-up phase, take much longer than originally anticipated to bring into a recovery or producing phase, require more capital than anticipated, operate at a higher cost than expected, and/or have reclamation liabilities which are higher than expected.

There is uncertainty in the estimation of mineral reserves and mineral resources.

Our properties do not contain any mineral reserves under Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates” above.

Mineral reserves and resources are statistical estimates of mineral content, based on limited information acquired through drilling and other sampling methods, and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our mineral reserves and resources are estimates, and no assurance can be given that the estimated reserves and resources are accurate or that the indicated level of uranium or vanadium will be produced economically or otherwise. Such estimates are, in large part, based on interpretations of geological data obtained from drill holes and other sampling techniques. Actual mineralization or formations may be different from those predicted. Further, it may take many years from the initial phase of drilling before production is possible, and during that time the economic feasibility of exploiting a discovery may change.

Mineral reserve and resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such mineral resource and reserve estimates may require revision as more drilling information becomes available or as actual extraction, production or recovery experience is gained. It should not be assumed that all or any part of our mineral resources constitute, or will be converted into, reserves. Market price fluctuations of uranium or vanadium as applicable, as well as increased production and capital costs or reduced recovery rates, may render our proven and probable reserves unprofitable to develop at a particular site or sites for periods of time or may render mineral reserves containing relatively lower grade mineralization uneconomic.

Our business is subject to extensive environmental regulations that may make exploring, mining, or related activities expensive, and which may change at any time.

We are required to comply with environmental protection laws and regulations and permitting requirements promulgated by federal agencies and various states and counties in which we operate and conduct our activities, in connection with extraction, mining, recovery and milling operations. The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining activities, but also to additional risks uniquely associated with uranium extraction, mining, recovery, and milling. We expend significant resources, both financial and managerial, to comply with these laws and regulations. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in extraction, mining, recovery or milling, the disposition of wastes, the decommissioning and reclamation of exploration, extraction, mining, recovery, milling and in-situ sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

We cannot predict what environmental legislation, regulations or policies will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine and other facility reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies, stricter interpretation of existing laws and stricter permit and license conditions, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays in our intended activities. There can be no assurance of our continued compliance or ability to meet stricter environmental laws and regulations and permit or license conditions. Delays in obtaining permits and licenses could impact expected production levels or increases in expected uranium extraction levels.

Our operations may require additional analysis in the future including environmental, cultural, and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration and development of our properties or, if feasible, to commence construction, development, operation or other activities relating to mining facilities at such properties on terms that enable operations or activities to be conducted at economically justifiable costs. If we are unable to obtain or maintain, licenses, permits or other rights for construction or development of our properties, or otherwise fail to manage adequately future environmental issues, our uranium recovery operations and mining activities could be materially and adversely affected.

On December 31, 2014, the EPA issued a proposed rule that would amend 10 CFR §192, “Health and Environmental Protection Standards for Uranium and Thorium Mill Tailings”, to add standards and regulation for ISR facilities such as the Nichols Ranch Project. The effect of the proposed rule, as written, is expected to be significant if promulgated. The proposed rule would require additional background and baseline work for new in-situ uranium recovery wellfields and for active and future wellfields, it would also add more stringent groundwater restoration requirements, additional requirements for alternate concentration limits, and a 30-year post-restoration monitoring period. Currently, the proposed rule has received extensive comments from other federal agencies, States with primacy authority, mining and nuclear trade organizations, and the domestic uranium industry, all of which are being considered by EPA, and could result in changes to the proposed rules. No action is expected from EPA until after the end of 2016. If this proposed rule is promulgated in its current form, it would be expected to impose significant costs and project risks such that any in-situ uranium recovery project, including the Nichols Ranch Project, could become unviable. Any changes to rules or regulations that could significantly adversely impact any of our material projects could have a material adverse impact on the Company.

In addition, there are efforts underway that have the potential to create a National Monument on the Withdrawn Lands, and additional lands, near the Grand Canyon National Park. These efforts include legislation which has been introduced in Congress and lobbying of the President of the United States to create a National Monument utilizing his executive powers under the Antiquities Act of 1906. All of the Company’s projects located on the Arizona Strip are located on lands which have the potential to be affected by a National Monument. A National Monument created on land where our projects are sited, or is near the Company’s projects, along with any resulting changes to rules or regulations, could significantly adversely impact any of our material projects and could have a material adverse impact on the Company.

Opposition to mining may disrupt our business activities.

In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities including with respect to production and uranium recovery at our facilities, such as the White Mesa Mill and the Canyon Project. This opposition may take on forms such as road blockades, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavourable laws and regulations, and other rulings contrary to our interests. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities are beyond our control. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs, and this could have a material adverse effect on our business and financial condition.

We are subject to litigation and other legal proceedings arising in the normal course of business and may be involved in disputes with other parties in the future which may result in litigation.

The causes of potential future litigation and legal proceedings cannot be known and may arise from, among other things, business activities, environmental laws, permitting and licensing activities, volatility in stock prices, or failure to comply with disclosure obligations. The results of litigation and proceedings cannot be predicted with certainty, and may include injunctions pending the outcome of such litigation and proceedings. Failure to resolve any such disputes favorably may have a material adverse impact on our financial performance, cash flow and results of operations.

We are subject to costs associated with decommissioning and reclamation of our properties.

As owner and operator of the White Mesa Mill, the Nichols Ranch Project, and numerous uranium and uranium/vanadium projects and other facilities located in the United States and certain permitting, construction, development and exploration properties, and for so long as we remain an owner thereof, we are obligated to eventually reclaim or participate in the reclamation of such properties. Most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion, but not all, of this bonded amount. Although our financial statements will record a liability for the asset retirement obligation, and the bonding requirements are generally periodically reviewed by applicable regulatory authorities, there can be no assurance or guarantee that the ultimate cost of such reclamation obligations will not exceed the estimated liability to be provided on our financial statements. Further, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur.

Decommissioning plans for our properties have been filed with applicable regulatory authorities. These regulatory authorities have accepted the decommissioning plans in concept, not upon a detailed performance forecast, which has not yet been generated. Over time, further regulatory review of the decommissioning plans may result in additional decommissioning requirements, associated costs and the requirement to provide additional financial assurances, including as our properties approach or go into decommissioning. It is not possible to predict what level of decommissioning and reclamation (and financial assurances relating thereto) may be required in the future by regulatory authorities.

We are subject to technical innovation and obsolescence in the uranium industry.

Requirements for our products and services may be affected by technological changes in nuclear reactors, enrichment, and used uranium fuel reprocessing. These technological changes could reduce the demand for uranium. The cost competitiveness of our operations may be impacted through the development and commercialization of other uranium mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over the Company.

Our mineral properties may be subject to defects in title.

We have investigated our rights to explore and exploit all of our material properties and, to the best of our knowledge, those rights are in good standing. However, no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties, including by governments, surface owners, and non-governmental organizations.

The validity of unpatented mining claims on U.S. public lands is sometimes difficult to confirm and may be contested. Due to the extensive requirements and associated expense required to obtain and maintain mining rights on U.S. public lands, our properties are subject to various title uncertainties which are common to the industry with the attendant risk that there may be defects in title. In addition, the Secretary of the Interior has withdrawn certain lands around the Grand Canyon National Park from location and entry under the Mining Laws. All of our material Arizona Strip properties, other than the Wate Property, are located on these withdrawn lands. No new mining claims may be filed on the withdrawn lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all of our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Further, our Arizona 1 Project has an approved PO which, absent modification, would not require a mineral examination. Although our Canyon project also has an approved PO, which, absent modification, would not require a mineral examination, the USFS performed a mineral examination at that mine in 2012, and concluded that the underlying mining claims are valid existing rights (a decision which is involved in a current court challenge). However, market conditions may postpone or prevent the performance of mineral examinations on certain other properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one or more of our mining claims being considered invalid, which could prevent a project from proceeding.

Certain of our properties, or significant portions thereof, are mineral leases that have fixed terms, both with State and private parties. Certain of our properties are subject to other agreements that may affect our ability to explore, permit, develop and operate them, including surface use, access and other agreements. There can be no guarantee that we will be able to renew or extend such leases and agreements on favorable terms or at all. The failure to renew any such leases or agreements could have a material adverse effect on our operations.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States Mining Law of 1872, as amended. Such bills have proposed, among other things, to (i) either eliminate or greatly limit the right to a mineral patent; (ii) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (iii) impose a federal royalty on production from unpatented mining claims; (iv) impose time limits on the effectiveness of plans of operation that may not coincide with mine or facility life; (v) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vi) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws; and (vii) allow for administrative determinations that mining or similar activities would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for construction and development and the economics of existing operating mines and facilities. Passage of such legislation could adversely affect our financial performance.

In addition to the withdrawal noted in the previous risk factor, there are currently other proposed withdrawals of federal lands for the purposes of mineral location and development and proposed designations of national monuments which would have a similar effect as a withdrawal. While such proposals are not yet final and would require further federal action, if they were to occur, it is uncertain whether any such withdrawals or designations would affect in any manner our current mineral projects.

Because we may be unable to secure access rights to certain of our properties, we may be unable to explore and/or advance such properties.

We are currently in the process of negotiating access rights to certain of our properties, such as the Roca Honda Project and the Wate Project, with private landholders. There can be no guarantee that we will be able to negotiate such access rights on favorable terms, or at all. The failure to negotiate such access rights on suitable terms could have a material adverse effect on our operations.

We are subject to foreign currency risks.

Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses are measured in Canadian dollars. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, the recent strengthening of the U.S. dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries. Current and future strengthening of the U.S. dollar in relation to the currencies of other countries can have a material impact on our cash flows and profitability, and affect the value of our assets and shareholders’ equity.

We may not realize the anticipated benefits of previous acquisitions.

We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp’s US Mining Division in 2012, including the White Mesa Mill, certain of the Arizona Strip Properties, the Henry Mountains Complex, the La Sal Project, and the Daneros Project; Strathmore in 2013, including the Roca Honda Project; and Uranerz in 2015, including the Nichols Ranch Project, due to integration, operational and uranium market challenges. Decreases in commodity prices have required us to place a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and in some cases we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in integrating the acquired assets into the Company. Our failure to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

We prepare estimates of future uranium extraction and recovery, and there are no assurances that such estimates will be achieved.

We may from time to time prepare estimates of future uranium extraction and recovery, or increases in uranium extraction and recovery, for particular operations, or relating to our ability to increase uranium extraction and recovery in response to increases in commodity prices, as market conditions warrant or otherwise. No assurance can be given that any such extraction and recovery estimates will be achieved, nor can assurance be given that extraction or recovery increases will be achieved in a cost effective or timely manner. Failure to achieve extraction and recovery estimates or failure to achieve extraction and recovery in a cost effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of mineral resource and reserve estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or lack thereof, or injunctions or lack thereof, relating to any approvals, licenses or permits.

Our actual uranium extraction and recovery may vary from estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution and metallurgical and other characteristics; short term operating factors relating to the mineral resources and reserves, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with extraction, mining and recovery; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.

We depend on the issuance of license amendments and renewals which cannot be guaranteed.

We maintain regulatory licenses and permits in order to operate our White Mesa Mill and Nichols Ranch Project, all of which are subject to renewal from time to time and are required in order to operate in compliance with applicable laws and regulations. In addition, depending on our business requirements, it may be necessary or desirable to seek amendments to one or more of our licenses or permits from time to time. While we have been successful in renewing our licenses and permits on a timely basis in the past and in obtaining such amendments as have been necessary or desirable, there can be no assurance that such license and permit renewals and amendments will be issued by applicable regulatory authorities on a timely basis or at all in the future.

Mining, mineral extraction, recovery and milling are subject to a high degree of risk, and we are not insured to cover against all potential risks.

Our operations and activities are subject to all of the hazards and risks normally incidental to exploration, construction, development, extraction and mining of mineral properties, and recovery, processing and milling, including: environmental hazards; industrial accidents; labor disputes, disturbances and unavailability of skilled labor; encountering unusual or unexpected geologic formations; rock bursts, pressures, cave-ins, flooding; periodic interruptions due to inclement or hazardous weather conditions; technological and processing problems, including unanticipated metallurgical difficulties, ground control problems, process upsets and equipment malfunctions; the availability and/or fluctuations in the costs of raw materials and consumables used in our production and recovery processes; the ability to procure mining and other equipment and operating and other supplies in sufficient quantities and on a timely basis; and other extraction, mining, recovery, milling, and processing risks, as well as risks associated with our dependence on third parties in the provision of transportation and other critical services. Many of the foregoing risks and hazards could result in damage to, or destruction of, our mineral properties or processing or recovery facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of extraction, mining, production and recovery from our mines or processing facilities or in our exploration, construction or development activities, delay in or inability to receive regulatory approvals to transport our uranium concentrates, or costs, monetary losses and potential legal liability and adverse governmental action. In addition, due to the radioactive nature of the materials handled in uranium extraction, mining, recovery, and processing, additional costs and risks are incurred by us on a regular and ongoing basis.

While we may obtain insurance against certain risks in such amounts as we consider adequate, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, financial position and competitive position. No assurance can be given that such insurance will continue to be available or will be available at economically feasible premiums or that it will provide sufficient coverage for losses related to these or other risks and hazards. This lack of insurance coverage could result in material economic harm to us.

We will need to continuously add to our mineral reserve and resource base and to our alternate feed materials.

Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates” above.

Our material mineral resources are located at the Nichols Ranch Project, the Canyon Project, the Roca Honda Project, the Sheep Mountain Project, the Henry Mountains Complex, the La Sal Project, and the Daneros Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other mineral resources or reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current mineral resources are depleted. There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our mineral resources or finding or developing reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.

We also recover uranium from processing alternate feed materials at our White Mesa Mill. There can be no assurance that additional sources of alternate feed materials will be forthcoming in the future on commercially acceptable terms or otherwise, or that we will be successful in receiving all required regulatory approvals, licenses and permits on a timely basis to allow for the receipt and processing of any such alternate feed materials.

Our sales of uranium and vanadium products expose us to the risk of non-payment.

Our sales of uranium and vanadium products expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring pre-payment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.

We are dependent on key personnel and qualified and experienced employees.

Our success will largely depend on the efforts and abilities of certain senior officers and key employees, some of whom are approaching retirement. Certain of these individuals have significant experience in the uranium industry. The number of individuals with significant experience in this industry is small. While we do not foresee any reason why such officers and key employees will not remain with us, other than through retirement, if for any reason they do not, we could be adversely affected. We have not purchased key man life insurance for any of these individuals, other than for our Chief Executive Officer.

Our success will also depend on the availability of qualified and experienced employees to work in our operations and our ability to attract and retain such employees. The number of individuals with relevant mining and operational experience in this industry, especially the U.S. uranium industry, is small.

If we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud.

Internal controls over financial reporting are procedures designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to a company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of reporting, including financial reporting and financial statement preparation.

We are dependent on business partners, government and third party consents.

We have a number of joint ventures and other business relationships relating to our properties and projects, including key projects, such as the Roca Honda Project and Arkose Mining Venture, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.

Certain of our directors may be in a position of conflict of interest with respect to the Company due to their relationship with other resource companies.

Some of our directors are also directors of other companies that are similarly engaged in the business of acquiring, exploring and developing natural resource properties. Such associations may give rise to conflicts of interest from time to time. In particular, one of the consequences will be that corporate opportunities presented to a director may be offered to another company or companies with which the director is associated, and may not be presented or made available to us. Our directors are required by law to act honestly and in good faith with a view to the best interests of the Company, to disclose any interest which they may have in any project or opportunity of the Company, and to abstain from voting on such matter. Conflicts of interest that arise will be subject to and governed by the procedures prescribed in our Code of Ethics and by the Business Corporations Act (Ontario).

Our relationship with our employees may be impacted by changes in labor relations.

None of our operations or activities currently directly employ unionized workers who work under collective agreements. However, there can be no assurance that our employees or the employees of our contractors will not become unionized in the future, which may impact our operations and activities. Any lengthy work stoppages may have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.

Mining, extraction, recovery, processing, construction, development, and exploration activities depend, to a substantial degree, on adequate infrastructure.

Reliable roads, bridges, power sources, and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our proposed operations and activities. However, unusual or infrequent weather phenomena including drought, sabotage, government, or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.

Because the probability of an individual prospect ever having reserves as defined by the SEC is not known, our properties may not contain any reserves, and any funds spent on exploration may be lost.

We have no reserves as defined by SEC Industry Guide 7, and our Nichols Ranch Project only recently commenced generating revenue from operations. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves, and any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by SEC Industry Guide 7. Further, although we have commenced uranium extraction activities at our Nichols Ranch Project, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

The exploration and, if warranted, construction relating to or development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all classified under SEC Industry Guide 7 to be at the exploration stage and do not contain any reserves at this time. It is impossible to ensure that the current or proposed exploration programs and other activities on properties in which we have an interest will result in the delineation of mineral reserves or in profitable commercial operations. Our operations and activities are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.

We are a Canadian company, and U.S. investors may have difficulty bringing actions and enforcing judgments under U.S. securities laws.

Investors in the United States or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report on Form 10-K based on civil liabilities provisions of the federal securities laws or other laws of the United States or any state thereof or the equivalent laws of other jurisdictions of residence.

If the Company becomes a ‘‘passive foreign investment company’’ in the current or future tax years, adverse U.S. federal income tax consequences for U.S. investors may result.

If the Company were to constitute a passive foreign investment company (“PFIC”) for any year during a U.S. Holder's holding period, then certain potentially adverse rules would affect the U.S. federal income tax consequences to a U.S. Holder resulting from the acquisition, ownership and disposition of the Company's securities. The Company believes that it was not a PFIC during the prior tax year ended on December 31, 2015, and based on current business plans and financial expectations, the Company expects that it will not be a PFIC for the current tax year and expects that it will not be a PFIC for the foreseeable future. No opinion of legal counsel or ruling from the IRS concerning the status of the Company as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurance that the Company has never been, is not, and will not become a PFIC for any tax year during which U.S. Holders hold the Company's securities.

In addition, in any year in which the Company is classified as a PFIC, U.S. Holders will be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. In addition to penalties, a failure to satisfy such reporting requirements may result in an extension of the time period during which the IRS can assess a tax. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file an IRS Form 8621.

The Company will be a PFIC under Section 1297 of the Code if, for a tax year, (a) 75% or more of the gross income of the Company for such tax year is passive income (the “income test”) or (b) 50% or more of the value of the Company's assets either produce passive income or are held for the production of passive income (the “asset test”), based on the quarterly average of the fair market value of such assets. “Gross income” generally includes all sales revenues less the cost of goods sold, plus income from investments and from incidental or outside operations or sources, and "passive income" generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. In addition, for purposes of the PFIC income test and asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation.

Under certain attribution rules, if the Company is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Company which is also a PFIC (a “Subsidiary PFIC”), and will be subject to U.S. federal income tax on (i) a distribution on the shares of a Subsidiary PFIC or (ii) a disposition of shares of a Subsidiary PFIC, both as if the holder directly held the shares of such Subsidiary PFIC.

If the Company were a PFIC in any tax year and a U.S. Holder held the Company's securities, such holder generally would be subject to special rules under Section 1291 of the Code with respect to "excess distributions" made by the Company on said securities and with respect to gain from the disposition of said securities. An “excess distribution” generally is defined as the excess of distributions with respect to securities of the Company, received by a U.S Holder in any tax year over 125% of the average annual distributions such U.S. Holder has received from the Company during the shorter of the three preceding tax years, or such U.S. Holder's holding period for the securities, as applicable. Generally, a U.S. Holder would be required to allocate any excess distribution or gain from the disposition of the securities ratably over its holding period for the securities. Such amounts allocated to the year of the disposition or excess distribution would be taxed as ordinary income, and amounts allocated to prior tax years would be taxed as ordinary income at the highest tax rate in effect for each such year and an interest charge at a rate applicable to underpayments of tax would apply.

While there are U.S. federal income tax elections that sometimes can be made to mitigate these adverse tax consequences (including, without limitation, the “QEF Election"” under Section 1295 of the Code and the “Mark-to-Market Election” under Section 1296 of the Code), such elections are available in limited circumstances and must be made in a timely manner. Under proposed Treasury Regulations, if a U.S. Holder has an option, warrant, or other right to acquire stock of a PFIC, such option, warrant or right is considered to be PFIC stock subject to the default rules of Section 1291 of the Code that apply to "excess distributions" and dispositions described above. However, under the proposed Treasury Regulations, for the purposes of the PFIC rules, the holding period for any shares acquired upon the exercise of such an option, warrant or right will begin on the date a U.S. Holder acquires the underlying security (and not the date the securities are exercised). This will impact the availability, and consequences, of the QEF Election and Mark-to-Market Election with respect to the shares issued on exercise of the option, warrant or right. Holders should consult their own tax advisers regarding the potential application of the PFIC rules to the ownership and disposition of Company securities, and the availability of certain U.S. tax elections under the PFIC rules.

U.S. Holders should be aware that, for each tax year, if any, that the Company is a PFIC, the Company can provide no assurances that it will satisfy the record keeping requirements of a PFIC, or that it will make available to U.S. Holders the information such U.S. Holders require to make a QEF Election with respect to the Company or any Subsidiary PFIC. U.S. Holders should consult with their own tax advisors regarding the potential application of the PFIC rules to the ownership and disposition of Company securities, and the availability of certain U.S. tax elections under the PFIC rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Cautionary Note to U.S. Investors: Information contained in this item differs from the disclosure requirements of the SEC applicable to U.S.-incorporated domestic issuers. This Item 2 and other sections of this Annual Report contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” at the beginning of this Annual Report for definitions and further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

WYOMING
Nichols Ranch
Jane Dough
Hank
Sheep Mountain
UTAH
COLORADO
Whirlwind
La Sal
Rim
Henry Mountains
Sage Plain
Daneros
White Mesa Mill
Arizona 1
Canyon
Roca Honda
N
100 50 0 100
Miles
ARIZONA
NEW MEXICO
Copyright:© 2014 Esri

Overview

Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States.

As described above, the Company’s activities are divided into two segments: the ISR Uranium Segment and the Conventional Uranium Segment.

ISR Uranium Segment

The Company conducts its ISR recovery activities through its Nichols Ranch Project, located in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz. The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfields; (iii) the Jane Dough Property, and; (iv) the Hank Project, which includes the permitted but not constructed Hank Satellite Plant and the Hank Property. See “The Nichols Ranch ISR Project” below. Also through the acquisition of Uranerz, the Company acquired the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties – Other ISR Projects” below.

Upon successful completion of the Mesteña Acquisition described under “Subsequent Events” in Item 1 above, the Mesteña properties, including the Alta Mesa Project in South Texas, will also be included in the Company’s ISR Uranium Segment.

Conventional Uranium Segment

The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium mill in the United States. The White Mesa Mill, located near Blanding Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project in an advanced stage of permitting. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation and the proposed Sheep Mountain Processing Operation.

The Company’s principal conventional properties include the following:

•	the White Mesa Mill. See “The White Mesa Mill” below;
•

the Arizona Strip uranium properties located in north central Arizona, including: the Canyon Project, (see “The Canyon Project” below); the Wate Project; the Arizona 1 Project; the Pinenut Project (now in reclamation), and the EZ Project. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” below;

•

a 60% interest in the Roca Honda Project. The Company has signed a non-binding letter of intent to acquire the other 40% interest in the Roca Honda Project from its joint venture partner. See “The Roca Honda Project” below;

•	the Sheep Mountain Project See “The Sheep Mountain Project” below;
•	the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex” below;
•

the La Sal Project (see “The La Sal Project” below), the Whirlwind Project, and the Sage Plain Project, in addition to nearby exploration properties. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” below;

•	the Daneros Project. See “The Daneros Project” below; and
•	a number of non-core properties, which the Company is evaluating for sale or abandonment. See “Non- Material Mineral Properties” below.

The material projects are shown on the map above and are described in further detail below. Properties which the Company does not consider material are summarized at the end of this Item 2.

Uranium and Vanadium Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from 2011 to December 31, 2015(1):

Recovery History

Project or Source	2015	2014	2013	2012(1)	2011(1)
Alternate Feed Materials(2)
Tons	1,243	1,154	3,492	6,998	12,040
Ave % U3O8	9.21%	16.94%	5.03%	3.09%	0.83%
Pounds U3O8(x1,000)	229(3)	391(3)	351	433	200
Tailing Solution Recycle and In-Circuit Material(4)
Pounds U3O8(x1,000)	67(4)	---	---	---	---
Conventional Feed Materials
Tons	---	49,268	126,342	125,485	172,000
Ave % U3O8	---	0.56%	0.26%	0.33%	0.24%
Pounds U3O8 (x1,000)	---	552	655	836	811
Nichols Ranch(5)
Pounds U3O8 (x1,000)	273	200	---	---	---
Total Pounds U3O8 Recovered (x1,000)	570	1,143	1,007	1,269	1,011
Total Pounds V2O5 Recovered (x1,000)	---	---	1,303	235	1,290

Notes:
(1)

Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities. It should also be noted that production to June 29, 2012 and all of 2011 pre-dates the Company’s ownership of the US Mining Division, and was therefore for the account of the previous owner.

(2)

All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2011 – 2015. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period.

(3)

The 229,000 pounds recovered in 2015 includes 72,281 pounds recovered for the accounts of third parties, and the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties.

(4)

Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional ore processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source. Of these 67,000 pounds, 25,000 pounds are attributed to in-circuit material from previous conventional ore processing.

(5)

Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of ore are inapplicable to the Nichols Ranch Project. The data in the table include all uranium recovered from the Nichols Ranch Project, both before and after the Company acquired Uranerz and the Nichols Ranch Project. Of the total pounds recovered at the Nichols Ranch Project in 2015, approximately 172,000 pounds were recovered after June 18, 2015, and are for the account of the Company.

Mineral Extraction

The following table shows the extraction history from 2011 to December 31, 2015 from the mineral properties currently owned by the Company. Much of the material was stockpiled at the White Mesa Mill for a year or more before being processed. Since mineralized material is processed on a continuing basis during a Mill run and remains in-circuit for a considerable time mixed with all other mill feed, it is not possible to tie uranium and vanadium recovery to each project; therefore, pounds of extracted uranium and vanadium are not included in this table, except for the Nichols Ranch Project where annual extraction can be tracked.

Project (1)	2015	2014	2013	2012(1)	2011(1)
Arizona 1(2)
Tons	---	3,893	16,280	30,311	39,900
% U3O8		0.56%	0.58%	0.62%	0.66%
Pinenut(3)
Tons	30,100	43,030	7,597	120	---
% U3O8	0.54%	0.55%	0.53%	0.48%
Daneros
Tons	---	---	---	42,532	34,368
% U3O8				0.27%	0.28%
La Sal(4)
Tons	---	---	---	75,379	89,430
% U3O8				0.22%	0.225%
% V2O5				1.20%	1.20%
Nichols Ranch(5)
Pounds	273,000	199,509	-

Notes:
(1)

All properties reported in this table are owned by the Company on December 31, 2015, but were acquired by the Company in either June 2015 as part of the Uranerz acquisition or June 2012 as part of the acquisition of the US Mining Division. Properties sold or otherwise disposed of are not included in this table. Production prior to June 29, 2012 and all of 2011 pre-dates the Company’s ownership of the US Mining Division, and was therefore for the account of the previous owner.

(2)	The Arizona 1 Project was placed on standby in February 2014.
(3)	The Pinenut Project was placed into reclamation in August 2015 due to the depletion of the identified resources.
(4)	The La Sal Project includes the Beaver and Pandora Properties.
(5)

Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Of the total pounds recovered at the Nichols Ranch Project in 2015, approximately 172,000 pounds were recovered after June 18, 2015, and are for the account of the Company.

Summary of Mineral Reserves and Resources

Richard White, CPG#08792, the Company’s Chief Geologist, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.

The following tables show the Company's estimate of Mineral Reserves and Mineral Resources as of December 31, 2015. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. Energy Fuels reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of during 2015 are not included in the table. These properties include the Marquez and Nose Rock properties. Except as stated below, the Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peter Geosciences, BRS Engineering, Chlumsky, Armbrust, and Meyer, SRK Consulting (US) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects” below. The table below also reflects the Company’s adjustments to the resources as of December 31, 2015 at the properties where exploration and well installation drilling and/or extraction were in progress in 2015; notably at the Nichols Ranch Project. The Pinenut Project has been removed from the table since extraction of all known resources was completed during 2015. The Daneros Project shows a reduction relative to its Technical Report reflecting the extraction in 2012 after that Technical Report’s effective date.

Probable Mineral Reserve Estimates(1) -- Uranium

Deposit	Tons (,000)	Grade % U3O8	Pounds U3O8 (,000)
Sheep Mountain – Congo Pit Probable Reserve	3,955	0.115%	9,117
Sheep Mountain – Underground Probable Reserve	3,498	0.132%	9,248
White Mesa – Stockpile(2)	43	0.54%	468
Total Mineral Reserves (klbs. eU3O8)	7,496		18,833

(1)

The reserves in this table were calculated in accordance with NI 43-101 and do not represent reserves under SEC Industry Guide 7. Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.

(2)

“White Mesa – Stockpile” includes stockpiled materials as of March 4, 2016 which have been extracted from the Pinenut Project, where mineral reserve and mineral resource estimates have been prepared in accordance with NI 43-101. All mineral resources have been extracted from the Pinenut Project, and it is in reclamation.

Mineral Resource Estimate –Uranium (1)(2)(3)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (,000)	Grade % eU3O8	Lbs. eU3O8 (,000)	Tons (,000)	Grade % eU3O8	Lbs. eU3O8 (,000)	Tons (,000)	Grade % eU3O8	Lbs. eU3O8 (,000)
ISR Properties
Nichols Ranch(4)	536	0.140%	1,503	2,770	0.111%	6,171	593	0.10%	1,184
Reno Creek	2,281	0.061%	2,782	1,550	0.049%	1,511	190	0.037%	142
Other Powder River Basin Properties (5)	310	0.062%	387	1,198	0.130%	3,115	3,214	0.106%	6,780
ISR Subtotal			4,672			10,797			8,106
Conventional Properties
Canyon							83	0.98%	1,629
Roca Honda(6)	208	0.477%	1,984	1,303	0.48%	12,580	1,198	0.47%	11,206
Sheep Mountain(7)				12,895	0.12%	30,285
Henry Mountains				2,410	0.27%	12,805	1,610	0.25%	8,082
La Sal(8)	1,010	0.18%	3,733	132	0.14%	368	185	0.10%	362
Daneros							156	0.21%	661
Other Properties(9)	444	0.17%	1,540	216	0.27%	1,158	748	0.35%	5,299
Conventional Subtotal			7,257			57,196			27,239
Properties Held for Sale
Gas Hills				2,300	0.13%	5,400	3,900	0.07%	5,500
Juniper Ridge				5,233	0.06%	6,120	107	0.09%	182
For Sale Subtotal						11,520			5,682
Total Mineral Resources (kLbs. eU3O8) (10)			11,929			79,512			41,027

Mineral Resource Estimate – Vanadium (1)(2)(3)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (,000)	Grade	Lbs. V2O5 (,000)	Tons (,000)	Grade	Lbs. V2O5 (,000)	Tons (,000)	Grade	Lbs. V2O5 (,000)
La Sal(8)	1,010	0.97%	19,596	132	0.73%	1,930	185	0.51%	1,902
Other Properties(11)	444	1.43%	12,714	216	0.96%	4,163	449	0.75%	6,756
Total Mineral Resources (Lbs. V2O5) (10)			32,310			6,093			8,658

Notes

(1)

Mineral Resources that are not reserves do not have demonstrated economic viability. The resources in this table were calculated in accordance with NI 43-101 and do not represent reserves under SEC Industry Guide 7.

(2)	The Measured and Indicated Mineral Resources were estimated at various block cut-off grades specifically appropriate to the deposit type.
(3)	The Inferred Mineral Resources were estimated at various block cut-off grades specifically appropriate to the deposit type.
(4)

The number shown represents the total mineral resources for the Nichols Ranch Project, which is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest; therefore, of these resources, approximately 1,405, 5,500 and 1,112 pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively, are for the account of the Company and the remainder are for the account of the other joint venture participant. The Nichols Ranch Wellfield and Hank Property are 100% owned by the Company. This number differs from the Nichols Ranch Technical Report number due to adjustments made by the Company by subtracting recovered material (272,844 pounds) and adding additional resources discovered by drilling during well field installation (~82,000 pounds).

(5)

The other Powder River Basin ISR properties include: the North Rolling Pin Property, the West North Butte Property, East North Butte property, the Willow Creek property, and the East Buck, Little Butte, Sand Rock and South Doughstick properties in the Arkose Joint Venture.

(6)

The number shown represents the total mineral resources for the Roca Honda Project. Energy Fuels currently owns 60% of the Project, but has entered into a letter of intent to acquire the remaining 40% of the Project. See “Subsequent Events” in Item 1 above). The numbers do not include the historical resource estimate for the adjacent Roca Honda Properties.

(7)

The Sheep Mountain Indicated Mineral Resource includes Probable Mineral Reserves calculated in accordance with NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%. Such mineral reserves do not constitute reserves under SEC Industry Guide 7.

(8)	The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(9)	This includes the Wate Project, the Arizona 1 Project, the EZ Project, the Whirlwind Project, the Sage Plain Project, and the Torbyn property.
(10)	All numbers in this table are rounded, and therefore are not identical to the numbers in the respective Technical Reports.
(11)	This includes the Whirlwind Project, the Sage Plain Project, and the Torbyn property.

The Nichols Ranch Project

N
25
12.5
0
25
Miles
Buffalo
90
Gillette
Lead
16
16
Nichols Ranch
Newcastle
Hank
SOUTH DAKOTA
WYOMING
Jane Dough
25
18
Mills
North Platte River
Casper
25
Douglas
18
Copyright © 2014 Esri

Unless stated otherwise, the following description of the Nichols Ranch Project is derived from a technical report titled “Nichols Ranch Uranium Project, 43-101 Technical Report, Preliminary Economic Assessment” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Engineering and Paul Goranson, P.E. of the Company, in accordance with NI 43-101 (the “Nichols Ranch Technical Report”). The Nichols Ranch Technical Report includes an updated NI 43-101 mineral resource estimate and the results of a Preliminary Economic Assessment (“PEA”) for the uranium resources identified to date at the Nichols Ranch Project. Each of the authors are “qualified persons” within the meaning of NI 43-101, and Mr. Beahm is “independent” of the Company within the meaning of NI 43-101. Because the independent author of the Nichols Ranch Technical Report assumed overall responsibility for all items of the technical report, the report is therefore an independent technical report under NI 43-101. The Nichols Ranch Technical Report is available on SEDAR at www.sedar.com. The Nichols Ranch Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing uranium recovery activities.

Property Description and Location

The Nichols Ranch Project is the Company’s currently active ISR uranium recovery project, which it acquired in June 2015 through the acquisition of Uranerz. It is located in the Powder River Basin of northeast Wyoming. The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfield; (iii) the Jane Dough Property; and (iv) the Hank Project, which includes the planned Hank Satellite Plant and the Hank Property. The Nichols Ranch Project is an ISR project; it is not an underground or open pit project.

A map of the Nichols Ranch Project, including the Nichols Ranch Plant, the Nichols Ranch Wellfield, the Jane Dough Property and the Hank Property is shown below:

The Nichols Ranch Project is an operating ISR facility that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the White Mesa Mill where it is dried and packaged into drums that are later shipped to a conversion facility.

The original plan for the Nichols Ranch Project included the construction of an ISR processing facility and a second uranium recovery and extraction facility at the Hank Project. Our current extraction plan for the Nichols Ranch Project is now divided into three separate areas, being (i) the Nichols Ranch Wellfield, (ii) the Jane Dough Property, and (iii) the Hank Property. The Nichols Ranch Wellfield is, and the Jane Dough Property is expected to be, directly connected to the Nichols Ranch Plant via pipeline. The Hank Project is expected to consist of a uranium extraction and recovery facility that creates a loaded resin that will be trucked to the Nichols Ranch Plant for elution. The Nichols Ranch Wellfield consists of our two initial production areas, being Production Area #1 and Production Area #2. The Nichols Ranch Wellfield also includes the two deep disposal wells that are permitted and constructed for the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield to the south and contains certain properties that are 100% owned by Energy Fuels and other properties that are held in the Arkose Mining Venture, in which we own an 81% interest. The Jane Dough Property contains two extraction areas that are currently in the license and permit to mine amendment process, as described below. The Hank Project is 100% owned by Energy Fuels and is located approximately six miles east of the Nichols Ranch Wellfield. The Hank Satellite Plant is fully licensed and permitted to be constructed and operate as a satellite to the Nichols Ranch Plant, and the Hank Property contains two targeted extraction areas.

Construction of the Nichols Ranch Plant was substantially completed in 2013, and extraction commenced in the second quarter of 2014 after final NRC inspections were completed. The Jane Dough Property described above will advance in permitting while we conduct uranium extraction operations at our Nichols Ranch Wellfield. In September of 2015, the Company commenced construction of an elution and precipitation circuit at the Nichols Ranch Plant (which was completed in early-February 2016). Yellowcake slurry is now transported from the Nichols Ranch Plant to the White Mesa Mill for drying and packaging. However, the Nichols Ranch Plant is currently licensed to allow for the construction and operation of a drying and packaging circuit should conditions warrant.

The Nichols Ranch Project does not have known reserves under SEC Industry Guide 7, and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2015, a total of approximately 273,000 pounds of U3O8 were recovered from the Nichols Ranch Project, of which approximately 172,000 pounds were recovered since the Company acquired Uranerz in June 2015.

Accessibility, Local Resources, Physiography and Infrastructure

The Nichols Ranch Project site is located approximately 50 road miles southwest of Gillette, Wyoming and 76 road miles northeast of Casper, Wyoming in portions of Campbell and Johnson Counties, Wyoming in the Townships 41 to 45 North and Ranges 73 to 77 West. It is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel-surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah. The Nichols Ranch Project is accessible via two-wheel drive vehicles on existing county and/or private gravel and dirt roads.

The Nichols Ranch Project is located within the Wyoming Basin physiographic province in the central portion of the Powder River Basin, within the Pumpkin Buttes Mining District. The Pumpkin Buttes are a series of small buttes rising several hundred feet above the surrounding plains. Portions of the Powder River Basin properties are located east, west and south of these buttes. The cap rocks on top of the buttes are erosional remnants of the Tertiary White River Formation that is believed to have overlain the majority of the Powder River Basin. The volcanic tuffs in the White River Formation have been cited as a source of uranium in this basin.

The area in which the Powder River Basin properties is located is a low lying plain, and elevations range from approximately 4,390 feet (1,440 meters) in the northwest to approximately 5,450 feet (1,790 meters) in the southeast. Historically and currently the land is used for livestock and wildlife grazing. Vegetation is characteristically sagebrush grassland with some pines on elevated terrain and some deciduous trees within drainages.

The climate is semi-arid and receives an annual precipitation of approximately 9.4 inches, the most falling in the form of late autumnal to early spring snows. The summer months are usually hot, dry and clear except for infrequent heavy rains. Cold, wind and snow/blizzards can make winter exploration work in this area difficult but not impossible. The weather may limit the time periods for capital construction but should not have any significant adverse impacts on the operation of an ISR facility.

Infrastructure at the site of the Nichols Ranch Project is dominantly related to local oil, gas, and coal bed methane exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Nichols Ranch Project to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Power transmission lines are located on or near parts of the property. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations, and water for ISR operations comes from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) required to support an ISR mining operation is located within reasonable proximity of the Nichols Ranch Project.

Ownership

Our property interests vary widely, and include unpatented mining claims, private and state leasehold interests and surface use rights. Some agreements renew annually, some renew automatically when mineral extraction has commenced, and some are agreements for fixed terms. For the property agreements that expire in 2016, we have negotiated to extend the terms of most agreements. Other than a possible increase in carrying cost, we do not expect that the expiry of certain property interests in 2016 and beyond will have a material effect on our ability to continue exploration and extraction activities on our properties.

Our unpatented lode mining claims are located on minerals owned by the federal government and open to location, with the surface being owned either by the federal government or private individuals. In addition, the unpatented lode mining claims are recorded in the appropriate county and filed with the state office of the BLM. The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode mining claims have annual filing requirements ($155 per claim) with the BLM, to be paid on or before September 1 of each year. Most of the above-mentioned unpatented lode mining claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

Our leasehold interests are subject to the various terms as set forth in the applicable leases. The state leases and leases on fee mineral lands usually have annual payments, royalty obligations, and the terms of the leases vary, but for the most part can be extended by production (as defined in the leases). The fee surface and mineral leases apply only to uranium and other fissionable minerals and typically have a 10-year term with the right to extend the leases with production (as defined in the leases). Commingling of extraction from adjacent lands is allowable under the fee mineral leases.

Surface rights under applicable laws allow for exploration disturbance, road construction and facility siting. The claimant must first notify the surface owner of its intention to locate unpatented lode mining claims on the owner’s surface and then reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. If an agreement cannot be reached, the claimant may post a bond with the BLM to cover the amount of the damages caused by the claimant’s operations. We have negotiated surface use agreements with various surface owners that provide us with all required surface access for the Nichols Ranch Project. The surface use agreements typically provide for reimbursement to the surface owner of actual damages resulting from our operations.

Nichols Ranch Plant – 100% Uranerz

The Nichols Ranch Plant is located on the Nichols Ranch Project property pursuant to the Surface Use Agreement described below.

Nichols Ranch Wellfield – 100% Energy Fuels

The Nichols Ranch Project, which includes the Nichols Ranch Plant and the Nichols Ranch Wellfield mining permit area, consists of 36 unpatented lode mining claims, two fee surface and mineral leases, and one Surface Use Agreement encompassing approximately 920 acres. The Nichols Ranch Wellfield permit boundary encompasses approximately 1,120 acres. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired from Excalibur Industries, defined as a gross royalty of six percent when the spot price of uranium is less than $45.00 per pound and of eight percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Wellfield that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases (equaling a 12 percent or 16 percent royalty depending upon the spot price of uranium). The primary term of the leases expire in 2017, however, they can be held by production (as defined in the leases). The primary term of the Surface Use Agreement would have expired in 2016, however the term has been held by production.

Hank Property – 100% Energy Fuels

At the Hank Project, for which the Company has received a license to construct and operate a satellite plant to the Nichols Ranch Plant (known as the Hank Satellite Plant), we have 66 unpatented lode mining claims, two fee surface and mineral leases, which are not significant, and one surface use agreement encompassing approximately 1,393 acres. The Hank Project permit boundary encompasses approximately 2,250 acres. Of the 66 unpatented lode mining claims comprising the Hank Project, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. This royalty interest is based on uranium produced from these claims. The primary term of the leases expire in 2016; however, they can be held beyond the primary term by production (as defined in the leases). The Company has renewed all but two of these leases through 2026.

Jane Dough Property (Jane Dough/Doughstick – 100% Energy Fuels; North Jane and S. Doughstick – 100% Arkose Mining Venture, held 81% by Energy Fuels)

The Jane Dough Property, for which the Company has applied to the NRC for a license amendment to include in the Nichols Ranch Project permit area, combines the above referenced three properties consisting of 115 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Our operating interest in the Jane Dough Property will include Energy Fuels’ 100% owned property and 81% from the two properties held by the Arkose Mining Venture. The proposed Jane Dough Property permit amendment encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are five year paid up leases. The mineral leases have primary terms of ten years and can be held by ongoing uranium extraction (as defined in the leases). Some of the leases expire in 2016, 2017, 2018, and 2019. The fee surface is covered by three separate Surface Use Agreements which include damage payments paid on an annual basis. The mining leases have a variety of royalty payments based on a fixed rate, a two tier system, or a sliding scale system. One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have a two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75.00per pound, and 8% for a U3O8 price equal to or greater than $75.00 per pound. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25.00 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per pound. Four leases have a sliding scale royalty that runs from a low of 4.0% at a U3O8 price of $40.00 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per pound Four of the leases have a sliding scale royalty that runs from a low of 4.5% at a U3O8 price of $49.99 up to a high of 10% for a U3O8 price of equal to or greater than $100.00 per pound. There is an overriding royalty interest held by Excalibur Industries that covers approximately 62 of the unpatented claims located in Sections 20, 21, 28 and 29, Township 43 North, Range 76 West, and it is a two-tiered royalty based on quarterly production of U3O8and adjusted annually by the actual amount of U3O8sold during the previous year. The royalty amounts are based on the average quarterly spot price for U3O8, and they are 6% for a U3O8price equal to or less than $45.00 per pound; and 8% for a U3O8 price greater than $45.00 per pound. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Two of the Surface Use Agreements have a two tiered royalty based on the sales price of the U3O8 received by Uranerz, and they are 1% for a sales price of less than $50.00 per pound; and 2% for a sales price of equal to or greater than $50.00 per pound.

Uranium Severance Tax

We are required to pay a standard uranium industry severance tax of approximately 4% of sales and an ad valorem tax (annual property tax based on assessed values) to the State of Wyoming, in addition to various maintenance, land impact and access fees and other consideration to surface owners.

Permitting and Licensing

Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the Wyoming Department of Environmental Quality – Land Quality Division (“WDEQ-LQD”). In July 2011, Uranerz received the Source Material License from the NRC, and construction of the Nichols Ranch Plant immediately began.

Both the state and federal agencies analyzed all environmental aspects of the Nichols Ranch Project including reclamation of the land surface following extraction operations and restoration of impacted ground water. Workplace safety and the safety of the public are also closely monitored by regulatory agencies. We have posted a reclamation bond with the regulatory agencies in an amount of $6.8 million to cover the total estimated cost of reclamation by a third party as a requirement of the licenses.

The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, and are summarized below:

Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, of Approval Name	Agency	Status
Source Material License	NRC	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	SEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
Permit to Construct Septic Leach Field	County	Obtained
Air Quality Permit	WDEQ-AQD	Obtained.

Notes:	NRC - Nuclear Regulatory Commission
EPA – Environmental Protection Agency
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollutant Discharge Elimination System
SEO - State Engineer's Office

Under the licensed plan, the Nichols Ranch Plant has been built, and a satellite processing facility is licensed for the Hank Project. In March 2010, Uranerz commenced preparation of the environmental permit and license applications for the Jane Dough Property, which is adjacent to the Nichols Ranch Wellfield and which is expected to share its infrastructure. This enables us to revise the original PO by bringing the Jane Dough Property into extraction operations before the Hank Project. Due to its close proximity, extracted solutions from the Jane Dough Property may be delivered directly to our Nichols Ranch Plant by pipeline, thus eliminating the need for a larger capital outlay to construct a satellite plant as is planned for the Hank Project. Our Jane Dough Property includes the Doughstick, South Doughstick and North Jane properties. Additional wellfields may be added to the extraction operations plan as we continue to assess geological data. We submitted the following applications in 2014 in order to add the Jane Dough Property to the licensed Nichols Ranch Project: (i) a source material license amendment application for our Jane Dough Property to the NRC to add the Jane Dough Property to the existing license for the Nichols Ranch Project, and (ii) an application to the Wyoming Department of Environmental Quality for an amendment to our Permit to Mine to incorporate the Jane Dough Property. These applications were accepted for review by the Wyoming Department of Environmental Quality in 2014 and the NRC in 2015 and are currently being processed.

Geology

The Nichols Ranch Project is located in the Powder River Basin. The mineralized trends within the Nichols Ranch Project are alteration-reduction trends hosted in the Eocene age channel sands that lie at depths of approximately 300 to 1,100 feet from the surface. Roll front deposits of uranium bearing material are anticipated to occur within these properties. An alteration-reduction trend is a natural chemical boundary trend line in a sandstone aquifer where reduced (non-oxidized) sand is in contact with altered (oxidized) sand. Uranium mineralization may be found along the trend line.

The properties in the Nichols Ranch Project contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked role front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Nichols Ranch Project are found in the Eocene Wasatch Formation (“Wasatch”). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The medium grain size and relatively good sorting of this sediment implies water transportation, probably in a meandering river/stream system. The Wasatch formation is interlaid with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlie the Paleocene Fort Union Formation, another fluvial sedimentary unit.

History

The Nichols Ranch Project is located within the Pumpkin Buttes Mining District which was the first commercial uranium extraction district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent uranium extraction from about 55 small mines occurred through 1967 producing 36,737 tons of material containing 208,143 pounds of uranium. This early mining activity focused on shallow oxidized deposits exploited by small open pit mines. The material was generally transported to the Atomic Energy Commission (“AEC”) buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced deposits, including facilities operated by Cameco Corporation and Uranium One Inc.

The properties included in the Nichols Ranch Project were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, Mountain West Mines Inc. (“MWM”, now known as Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (“CCI”) for further exploration and an option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the introduction of ISR mining technology reportedly ended much of CCI’s interest in the area. By the late 1980’s, CCI began selling select properties or allowing them to revert back to the federal government.

Between 1968 and 1980 CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch Project area. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property (approximately 28 borings) and in early 1990s Kerr McGee Corporation and Rio Algom Mining Corporation also completed limited drilling in the area.

Mineralization

The targeted mineralized zones for the Nichols Ranch Wellfield in the A Sand unit are 300 to 700 feet below the surface and occur in two long narrow trends meeting at the nose. The nose is in the northwest corner of the deposit where the two narrow trends meet to form the tip of the geochemical front. The Hank Project’s two targeted mineralized zones in the F Sand unit range from 200 to 600 feet below the ground surface depending on the topography and changes in the formation elevation and stratigraphic horizon. The targeted mineralization zone for the Jane Dough Property is the A Sand unit, the same as Nichols Ranch, at depths of 300 to 750 feet below the surface.

Present Condition of the Property and Work Completed to Date

Wellfield Development and Exploration Completed by Energy Fuels

Prior to its acquisition by Energy Fuels in June 2015, Uranerz drilled 257 exploration holes, including three core holes and three water wells at the Nichols Ranch Project during 2006 and 2007 and 25 exploration holes and seven wells in 2009. In addition, Uranerz drilled 61 exploratory holes and seven wells within the Hank Property during 2006 and 2007 and eight additional wells in 2009. There has been no new drilling activity at the Hank Project since 2009. Uranerz drilled 691 exploration holes and 29 wells for baseline monitoring at the Jane Dough Property. There has been no new drilling at the Jane Dough Property since 2010.

Uranerz drilled a total of 78 rotary drill holes on the Hank Property, Nichols Ranch Wellfield, and Jane Dough Property during 2006, with 46 holes demonstrating uranium mineralization. During 2006, environmental permitting activities also continued at the Hank Property and Nichols Ranch Wellfields with the completion of a total of five hydrogeologic test wells, and the drilling of six core holes. The core was submitted for laboratory testing to support radiation permitting requirements as well as to define resource disequilibrium attributes.

From February 19 to December 20, 2007, Uranerz drilled a total of 486 uranium trend delineation holes and eight hydrologic sampling wells on the Nichols Ranch Project, utilizing as many as three drill rigs and one electric log probing unit. This represents a total of approximately 300,000 feet of drilling with an average depth of 617 feet per hole. A total of 214 delineation holes were drilled on Nichols Ranch in 2007. In the final months of the 2007 drilling program, exploration efforts focused on the Hank Property and Nichols Ranch Wellfield to facilitate sub-surface geologic mapping with cross sections and to refine previous geologic models delineating known trends of uranium mineralization.

During 2008 no new exploration work was undertaken at the Nichols Ranch Wellfield.

During 2009, 51 delineation holes were drilled on at the Nichols Ranch Wellfield, including the Doughstick and North Nichols Ranch properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for the planned Nichols Ranch Plant. Additional drilling was carried out on the Doughstick properties.

During 2011, 38 delineation holes were drilled in 2011 on the Nichols Ranch Wellfield. The purpose of this drilling was for final delineation drilling prior to beginning the monitor well and extraction well installation in Production Area #1 of the Nichols Ranch Wellfield.

During 2012, Uranerz engaged in drilling exploration efforts and wellfield installation at Production Area #1 at the Nichols Ranch Wellfield. At Production Area #1, 263 extraction wells were cased and cemented. The extraction wells were connected to header houses with buried feeder lines. It was planned that initial extraction should begin with four header houses. Three header houses were set on their foundations in 2012 and connected to individual extraction wells.

The Uranerz 2013 and 2014 drilling programs at the Nichols Ranch Wellfield were restricted to adding extraction and monitor wells; no new exploration drilling was conducted.

During 2015, Uranerz engaged in drilling exploration efforts and wellfield installation at Production Area #1 of the Nichols Ranch Wellfield, where 283 extraction wells were cased and cemented. At Production Area #2 of the Nichols Ranch Wellfield, 51 monitor wells were cased and cemented. The extraction wells were connected to header houses with buried feeder lines. Initial extraction at the Nichols Ranch Wellfield began with four header houses. In 2015, two additional header houses (#5 and #6) were set on their foundations and connected to the individual extraction wells.

Current Status of Wellfields

All the currently planned and permitted wellfields are in Production Areas #1 and #2 of the Nichols Ranch Wellfield. The Nichols Ranch Wellfield is expected to have a total of 14 header-houses, with Production Area #1 comprising header-houses 1 through 8, and Production Area #2 comprising header-houses 9 through 14. Each of the two planned Nichols Ranch Wellfield Production Areas will include a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. See the map below illustrating Production Areas #1 & #2, and the plant.

We are currently engaged in uranium recovery activities in Production Area #1 and, as the productivity or solution grade (uranium concentration in the recovered ground water) of some installed patterns decreases below the economic limit, replacement patterns will be placed into operation in order to maintain the desired flow rate and solution grade at the processing plant. As patterns reach their economic limit and extraction flows cease, restoration activities will commence in these areas.

Header houses 1 through 5, and their respective wellfields, in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time we acquired Uranerz in June 2015. The 6th header-house began production in November 2015. We are scheduled to place our 7th and 8th header-houses on-line in March 2016 and July 2016, respectively, thereby completing development of Production Area #1. Drilling and installation of production wells for these two header-houses is proceeding at this time. In 2015, we completed installation of the monitor wells and began baseline and hydrological testing work for Production Area #2 at the Nichols Ranch Wellfield. Uranium recovery operations from Production Area #2 are expected to commence in the latter part of 2016, subject to changing market conditions.

Nichols Ranch Plant

In 2014, construction of the Nichols Ranch Plant was completed. The Nichols Ranch Plant is licensed to produce up to two million pounds of uranium per year through three major processing solution circuits: (i) a recovery and extraction circuit; (ii) an elution circuit; and (iii) a yellowcake production circuit. The Nichols Ranch Plant is currently constructed and operated with the recovery and extraction circuit and the elution circuit installed. We retain the ability to construct and operate a yellowcake production circuit at the Nichols Ranch Plant at a later date if desired.

The Nichols Ranch Plant is currently engaged in uranium recovery operations and is processing uranium-bearing wellfield solutions from Production Area #1 of the Nichols Ranch Wellfield. At the current time, yellowcake production is occurring at the White Mesa Mill, whereby yellowcake slurry is shipped by truck from the Nichols Ranch Project to the Mill where it is dried and packaged in drums as uranium concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third party facility for elution, drying and packaging, under a toll processing arrangement.

The Nichols Ranch Plant was acquired by the Company on June 18, 2015, through the acquisition of Uranerz. As of December 31, 2015, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $26.84 million.

The Company’s Planned Work

During 2016, we plan to continue header house and wellfield construction in Production Area #1 of the Nichols Ranch Wellfield, including header houses #7 and #8. Work on header houses #9 and #10 in Production Area #2 is expected to commence, subject to market conditions. And, we expect to continue with our permitting efforts in connection with the Jane Dough Property application.

Wellfield delineation drilling for Header Houses #7 and #8 has been completed. Wellfield production wells for Header House #7 have been completed and are currently being connected for a March 2016 start-up. The addition of this header house is planned to bring another 115 extraction and injection wells online. The wellfield pattern development and well installation for Header House #8 is nearly completed. The addition of this header house is planned to bring another 58 extraction and injection wells online during the second half of 2016.

We are currently designing a uranium extraction plan for the Jane Dough Property in conjunction with our license amendment applications, whereby we would expand extraction operations to the Jane Dough Property before expanding to the Hank Project. We are presently contemplating that our Jane Dough Property will have two targeted extraction areas.

The Hank Project, including the permitted but not constructed Hank Satellite Plant and planned Hank wellfield, is currently licensed as a satellite uranium extraction and recovery facility, with loaded resin from the satellite facility, when constructed, expected to be transported by truck to the Nichols Ranch Plant for elution. Construction activities at the Hank Project will not commence until market conditions warrant. In the future, we will consider whether to amend our current license for the Hank Project to include a pipeline to our Nichols Ranch Plant which would replace or eliminate the currently permitted satellite ion exchange recovery facility. If market conditions warrant construction activities at the Hank Project, our extraction plan for the Hank Property will likewise target two planned extraction areas. Should market conditions warrant, the Jane Dough and Hank Properties will follow a similar construction, extraction, and restoration schedule as outlined above for the Nichols Ranch Wellfield extraction areas.

Mineral Resource Estimates

BRS prepared an updated NI 43-101 compliant Mineral Resource estimate for the Nichols Ranch Project project in the Nichols Ranch Technical Report. The updated Mineral Resource estimate is effective as at January 1, 2015 and is summarized in the table below. Mineral Resources were estimated using the GT Contour method. The primary data used in evaluation are equivalent uranium values as quantified by downhole geophysical logging reported as %eU3O8. Radiometric equilibrium was evaluated and a disequilibrium factor (DEF) of 1 was used. The minimum uranium grade included in the estimate was 0.02% eU3O8. A minimum grade of 0.02% U3O8 and GT (grade x thickness) of 0.20 were used in these resource calculations. Mineral resources are reported at a cutoff of 0.20 GT which is the cutoff applied at the Nichols Ranch Project. This 0.2 GT cutoff was used in this evaluation without direct relation to an associated price. The table below provides a summary of Mineral Resources by classification following CIM guidelines. There are no Mineral Reserves on the property at this time. BRS noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Project Total Remaining Measured and Indicated Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)	Energy Fuels Pounds(2) (,000)
Measured Resources	536	0.140	1,503	1,405
Indicated Resources	2,770	0.111	6,171	5,500
Total M&I	3,306	0.115	7,674	6,905
Inferred Resources	593	0.100	1,184	1,112

(1) Remaining Measured Mineral Resource includes reduction for production of 272,844 pounds from January 1, 2015 through January 1, 2016. A total of 82,028 pounds of U3O8 were added to the resource estimate to reflect the results of drilling in header houses #5 and #7 in 2015. All numbers are rounded. Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.
(2) “Energy Fuels Pounds” represent 100% of Nichols Ranch and Hank; Jane Dough is 100% in part and 81% in part through the Arkose Mining Venture.

Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

The White Mesa Mill

Grand Junction
Green River
Torbyn
Whirlwind
Moab
Montrose
La Sal Complex
Rim
Sage Plain
Henry
Mountains
Complex
Daneros
Monticello
Dove Creek
Blanding
UTAH
COLORADO
Halls Crossing
White Mesa Mill
N
25
12.5
0
25
Miles

Property Description and Location

General

The White Mesa Mill is a fully licensed uranium and vanadium processing facility located in southeastern Utah, approximately six miles south of the city of Blanding, Utah. It is within trucking distance of our conventional properties in Utah, Colorado, Arizona and New Mexico, including the Canyon Project, the Roca Honda Project, the Henry Mountains Complex, the La Sal Project and the Daneros Project. The Mill is the only fully operational and licensed conventional uranium mill in the U.S. It is capable of functioning independently of off-site support except for commercial power from Rocky Mountain Power and as-needed supplemental water supply from the City of Blanding, Utah, and the San Juan Water Conservancy District. The White Mesa Mill is a uranium processing and recovery facility. It is not an underground or open pit project.

The Mill is licensed to process an average of 2,000 tons of ore per day and to extract over 8.0 million pounds of  U3O8 per year. In addition to the conventional circuit, the Mill has a separate vanadium co-product recovery circuit.

In addition to the Mill processing equipment, which includes the grinding and leaching circuits, CCD (liquid–solid separation), solvent extraction, and precipitation and drying circuits, the Mill has several days of reagent storage for sulfuric acid, ammonia, salt, soda ash, caustic soda, ammonium sulfate, flocculants, kerosene, amines, and liquefied natural gas.

The on-site infrastructure also includes a stockpile area capable of storing up to 450,000 tons of mineralized material, and existing tailings capacity of approximately 3.5 million tons of solids. In addition, the Mill has approximately 90 acres of evaporation capacity.

Synthetic lined cells are used to contain tailings and solutions for evaporation. We operate two tailings cells and one or more evaporation ponds during normal operations. As each tailings cell is filled, the water is drawn off and pumped to an evaporation pond and the tailings solids are allowed to dry. As each tailings cell reaches final capacity, reclamation begins with the placement of interim cover over the tailings. Additional cells are excavated, and the overburden is used to reclaim previous cells. In this way, there is an ongoing reclamation process.

In full operation, the Mill employs approximately 150 people.

Alternate Feed Materials

The Mill License (defined below) also gives the Company the right to process other uranium-bearing materials known as “alternate feed materials” pursuant to an Alternate Feed Guidance published by the NRC. Alternate feed materials are uranium-bearing materials, usually classified as waste products by the generators of the materials, which can be recycled by the Mill for the recovery of U3O8. The Mill License does not permit the processing of uranium-bearing materials that have undergone enrichment. Requiring a routine amendment to the Mill License for each different alternate feed material, the Company can process these uranium-bearing materials and recover uranium, in some cases, at a fraction of the cost of processing conventionally mined material. In other cases, the generators of the alternate feed materials are willing to pay a recycling fee to the Company to process these materials to recover uranium and then dispose of the remaining by-product in the Mill’s licensed tailings cells, rather than directly disposing of the materials at a disposal site. By working with the Company and taking the recycling approach, the suppliers of alternate feed materials can significantly reduce their remediation costs, as there are only a limited number of disposal sites for such materials in the United States. Alternate feed materials are particularly attractive to Energy Fuels because they carry no associated mining costs.

Throughout its history, the Mill has received 16 license amendments, authorizing it to process 19 different alternate feed materials. Of these amendments, ten have involved the processing of feeds provided by nuclear fuel cycle facilities and private industry, and one has involved the processing of material from the United States Department of Energy (“DOE”). These eleven feed materials have been relatively high in uranium content and relatively low in volume. The remaining five amendments have allowed the Mill to process uranium-bearing soils from former defense sites, known as FUSRAP sites, which were being remediated by the U.S. Army Corps of Engineers. These materials are typically relatively low in uranium content but relatively high in volume.

The Mill has a separate circuit for processing certain types of alternate feed materials, which was built in 2009. This circuit enables the Mill to process both conventionally mined material and alternate feed materials simultaneously.

Accessibility, Local Resources, Physiography and Infrastructure

The Mill is located in central San Juan County, Utah, approximately six miles (9.5 km) south of the city of Blanding. It can be reached by taking a private road for approximately 0.5 miles west of U.S. Highway 191.

The climate of southeastern Utah is classified as dry to arid continental. Although varying somewhat with elevation and terrain, the climate in the vicinity of the Mill can be considered as semi-arid with normal annual precipitation of about 13.4 inches. The weather in the Blanding area is typified by warm summers and cold winters. The mean annual temperature in Blanding is about 50° (F). Winds are usually light to moderate in the area during all seasons, although occasional stronger winds may occur in the late winter and spring.

The Mill site is located on a gently sloping mesa that, from the air, appears similar to a peninsula, as it is surrounded by steep canyons and washes and is connected to the Abajo Mountains to the north by a narrow neck of land. On the mesa, the topography is relatively flat, sloping at less than one (1) percent to the south and nearly horizontal from east to west.

The natural vegetation presently occurring within a 25-mile (40-km) radius of the Mill site is very similar to that of the region, characterized by pinyon-juniper woodland intergrading with big sagebrush (Artemisia tridentata) communities.

Off-site infrastructure includes paved highway access from U.S. Highway 191, and rights-of-way for commercial power and a water supply pipeline from Recapture Reservoir, which brings up to 1,000 acre-feet of water per year to the Mill site. The Mill also has four deep (2,000+ foot) water supply wells which are available to supply process water during normal operations.

Ownership

The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320 acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations.

All operations authorized by the Mill’s License are conducted within the confines of the existing site boundary. The milling facility currently occupies approximately 50 acres and the current tailings disposal cells encompass another 250 acres.

Permitting and Licensing

The White Mesa Mill holds a Radioactive Material License through the State of Utah (the “Mill License”). Uranium milling in the U.S. is primarily regulated by the NRC pursuant to the Atomic Energy Act of 1954, as amended. The NRC’s primary function is to ensure the protection of employees, the public and the environment from radioactive materials, and it also regulates most aspects of the uranium recovery process. The NRC regulations pertaining to uranium recovery facilities are codified in Title 10 of the Code of Federal Regulations. These regulations also apply to our ISR facilities in Wyoming.

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for renewal of the license on February 28, 2007. A draft renewal license was published for comment by UDEQ in the 4th quarter of 2011. UDEQ is currently in the process of reviewing the public comments and performing additional environmental reviews. It is expected that UDEQ will re-publish the license for further public comment in 2016. Energy Fuels expects that the renewed license will be issued by UDEQ by the end of 2016. During the period that the State is reviewing the license renewal application, the Mill is authorized to operate under its existing Radioactive Materials License. The Mill’s license was initially issued in 1980 and was renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and implements the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether or not the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewal application is currently under review by UDEQ. During the review period the Mill can continue to operate under its existing GWDP. The White Mesa Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $22.1 million as of December 31, 2015, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time it transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997, and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2015, the Mill has recovered a total of approximately 36 million pounds of U3O8 and 46 millionpounds of vanadium.

In late 2006, Denison began a program to refurbish the Mill. The refurbishment program included the purchase of mobile equipment, restoration of the vanadium roasting, fusion and packaging circuits, replacement of major pumps and component drives, modernization of the Mill’s instrumentation and process control systems, and completion of relining tailings Cell 4A. The total cost of the refurbishment program was approximately $31.0 million and was completed in 2008.

The White Mesa Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009, but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014, and continued processing alternate feed materials through December 2015.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels. Mineral processing at the Mill over the past five years is shown below. (Note, only mineral processing since June 30, 2012 has been for the account of Energy Fuels).(1)

Project or Source	2015	2014	2013	2012(1)	2011(1)
Alternate Feed Materials(2)
Tons	1,243	1,154	3,492	6,998	12,040
Ave % U3O8	9.21%	16.94%	5.03%	3.09%	0.83%
Pounds U3O8(x1,000)	229(3)	391(3)	351	433	200
Tailing Solution Recycle and In-Circuit Material(4)
Pounds U3O8(x1,000)	67(4)	---	---	---	---
Conventional Feed Materials
Tons	---	49,268	126,342	125,485	172,000
Ave % U3O8	---	0.56%	0.26%	0.33%	0.24%
Pounds U3O8 (x1,000)	---	552	655	836	811
Total Pounds U3O8 Recovered (x1,000)	296	943	1,007	1,269	1,011
Total Pounds V2O5 Recovered (x1,000)	---	---	1,303	235	1,290

Notes:

(1)

Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities. It should also be noted that production to June 29, 2012 and all of 2011 pre-dates the Company’s ownership of the US Mining Division, and was therefore for the account of the previous owner.

(2)

All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2011 – 2015. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period.

(3)

The 229,000 pounds recovered in 2015 includes 72,281 pounds recovered for the accounts of third parties, and the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties.

(4)

Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional ore processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source. Of these 67,000 pounds, 25,000 pounds are attributed to in-circuit material from previous conventional ore processing.

Present Condition of the Property

Planned Operations and Maintenance

The White Mesa Mill processed conventional material from June to mid-August 2014. The alternate feed circuit was operating throughout 2014 and continued through 2015. The White Mesa Mill is expected to begin processing conventional ore again in August 2016 until October 2016. The alternate feed circuit is expected to process materials until July 2016. The Mill operations registered zero lost time accidents in 2015.

The Mill is conducting certain deferred maintenance activities, including the installation of five new replacement leach tanks which must be completed before conventional mineral processing may occur in the future.

Environmental Matters

Prior to Energy Fuels’ acquisition of the Mill from Denison, chloroform in the shallow aquifer at the White Mesa Mill site was discovered. The chloroform appears to have resulted from the operation of a temporary laboratory facility that was located at the site prior to and during the construction of the Mill, and from septic drain fields that were used for laboratory and sanitary wastes prior to construction of the Mill’s tailings cells. In April 2003, Denison commenced an interim remedial program of pumping the chloroform affected water from the groundwater to the Mill’s tailings system. This action enabled Energy Fuels to begin cleanup of the affected areas and to take a further step towards resolution of this outstanding issue. Pumping from the wells continued in 2015. On September 14, 2015, the State of Utah approved a long-term Corrective Action Plan (“CAP”) for cleanup of the chloroform, which involves continued pumping of the affected water to the Mill’s tailings system. While the investigations to date indicate that this chloroform appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

Prior to Energy Fuels’ acquisition of the Mill from Denison, elevated concentrations of nitrate and chloride were observed in some of the monitoring wells at the White Mesa Mill site in 2008, a number of which are upgradient of the Mill’s tailings cells. Pursuant to a Stipulated Consent Agreement with UDEQ, Denison retained INTERA, Inc., an independent professional engineering firm, to investigate these elevated concentrations and to prepare a Contamination Investigation Report for submittal to UDEQ. The investigation was completed in 2009, and the Contamination Investigation Report was submitted to UDEQ in January 2010. INTERA concluded in the Report that: (1) the nitrate and chloride are co-extensive and appear to originally come from the same source; and (2) the source is upgradient of the Mill property and is not the result of Mill activities. UDEQ reviewed the Report, and concluded that further investigations were required before it could determine the source of the contamination and the responsibility for cleanup. Such investigations were performed in 2010 and 2011, but were considered to be inconclusive by UDEQ. As a result, after the investigations, it was determined that there are site conditions that make it difficult to ascertain the source(s) of contamination at the site, and that it was not possible at that time to determine the source(s), causes(s), attribution, magnitude(s) of contribution, and proportion(s) of the local nitrate and chloride in groundwater. For those reasons, UDEQ decided that it could not eliminate Mill activities as a potential cause, either in full or in part, of the contamination. The Company and UDEQ have therefore agreed that resources are better spent in developing a CAP, rather than continuing with further investigations as to the source(s) and attribution of the groundwater contamination. Pursuant to a revised Stipulated Consent Agreement, Denison submitted a draft CAP for remediation of the contamination to UDEQ in November 2011. The CAP proposed a program of pumping the nitrate contaminated groundwater to the Mill’s tailings cells, similar to the chloroform remedial program. UDEQ approved the CAP on December 12, 2012. In accordance with the CAP, in 2013 the Company commenced pumping nitrate/chloride contaminated water from four monitoring wells for use in Mill processing or discharge into the Mill’s process or tailings cells. Although the contamination appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

During 2011, 2012, and 2013, the White Mesa Mill reported consecutive exceedances of groundwater compliance limits (“GWCLs”) under the Mill’s GWDP for several constituents in several wells, and there are decreasing trends in pH in a number of wells across the site that have caused the pH in a number of compliance monitoring wells to have dropped below their GWCLs. These exceedances and pH trends include wells that are up-gradient of the Mill facilities, far down-gradient of the Mill site and at the site itself. These consecutive exceedances of GWCLs have resulted in violations of the GWDP. Source Assessment Reports were submitted in 2012 and 2013 addressing each exceedance and the decreasing trends in pH at the site. UDEQ has accepted the Source Assessment Reports, and has concluded that such exceedances and decreasing trends in pH are due to natural background influences at the site. UDEQ has agreed to revise the GWCLs in the GWDP to account for these background influences, which would put those constituents, including pH at the site, back into compliance.

Total Cost of Project

The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2015, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue the current Mill processing campaign into late 2016 to process (i) stockpiled Pinenut material that was mined in 2014 and 2015 and (ii) alternate feed materials.

The Company is currently installing five new replacement leach tanks, which are required for conventional processing. Following completion of the campaign to process Pinenut mineralized materials and alternate feed materials at the White Mesa Mill, the Company intends to place the Mill on standby and maintain it in a state of readiness for the purpose of restarting mineral processing operations as available material and/or market conditions may warrant. While on standby, the Mill will dry and package yellowcake from the Nichols Ranch Plant.

The Canyon Project

Except as noted, the following technical and scientific description of the Canyon Project is based on a technical report titled “Technical Report on the Arizona Strip Uranium Project, Arizona, U.S.A.”, dated June 27, 2012, prepared by Thomas C. Pool, P.E and David A. Ross, M.Sc., P.Geo. of RPA in accordance with NI 43-101 (the “Arizona Strip Technical Report”). Each of the authors of the Arizona Strip Technical Report are a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Arizona Strip Technical Report is available on SEDAR at www.sedar.com. The Canyon Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing construction and shaft sinking activities.

Property Description and Location

The Canyon Project is a partially constructed underground uranium project with: a headframe, a hoist, a compressor and a partially sunk shaft. The site is located south of the Grand Canyon National Park, in Sections 19 and 20, T29N, R3E, Coconino County, Arizona, 153 miles north of Phoenix and six miles south of Tusayan, Arizona in the Kaibab National Forest. The Canyon Project was acquired by Energy Fuels in its June 2012 acquisition of Denison’s US Mining Division.

The Canyon Project is located in the Arizona Strip mining district. The Arizona Strip is an area largely bounded on the north by the Arizona/Utah state line; on the east by the Colorado River and Marble Canyon; on the west by the Grand Wash Cliffs; and on the south by a midpoint between the city of Flagstaff and the Grand Canyon. The area encompasses approximately 13,000 square miles. Uranium-bearing material from the Arizona Strip mines is hauled by truck to the White Mesa Mill where it is processed. The Company’s Arizona 1, Pinenut and EZ Projects are located north of the Grand Canyon. The Canyon Project, along with the Wate Project, are located south of the Grand Canyon. The Canyon Project is 325 road miles from the Mill.

Accessibility, Local Resources, Physiography and Infrastructure

The site is accessible by State highway and an unsurfaced U.S. Forest Service road.

Climate in northern Arizona is semi-arid, with cold winters and hot summers. January temperatures range from about 7° F to 57° F and July temperatures range from 52° F to 97° F. Annual precipitation, mostly in the form of rain but some snow, is about 12 inches. Vegetation on the plateaus is primarily open piñon juniper woodland and shrubs. Mining operations can be conducted on a year around basis.

Electrical power is provided directly to the site by power line from the local power utility.

Ownership

The Canyon Project is held by Energy Fuels on nine unpatented claims located on land managed by the USFS. There is a 3.5% yellowcake royalty on the Canyon property due to a prior owner of the claims.

Holding costs for the Canyon Project are minimal and consist entirely of annual fees for unpatented mining claims ($155 per claim per year) and county filing fees (approximately $10 per claim per year). Unpatented mining claims expire annually, but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. In addition, holders of unpatented mining claims on USFS lands are generally granted surface access by the USFS to conduct mineral exploration and mining activities.

Permitting and Licensing

The Canyon Project is located on public lands managed by the USFS and has an approved PO with the USFS. In September 2009, the groundwater General Permit was received for the storm water storage ponds. An Air Quality Permit was issued by ADEQ in March 2011, which is up for renewal in 2016. Although the Canyon Project is estimated to contain 82,800 tons of mineralized material, which is less than the 100,000 tons required to trigger the need for a National Emissions Standard for Hazardous Air Pollutants (“NESHAP’s”) approval under the U.S. Clean Air Act, the Company received EPA’s approval of a voluntary NESHAP’s application for the Canyon Project in September of 2015, in order to be prepared in the event the total tons of mineralized material over the life of the project were to exceed 100,000 tons.

Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres, and has little if any impact on groundwater since most of the mines are relatively dry. The overall environmental impact is small. Nevertheless, the Grand Canyon area is environmentally sensitive in many ways and the permitting, development, and operation of a uranium extraction facility in this area is a contentious issue. In 2009, as described below, over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights. Currently, there are proposals being considered that would create a National Monument in areas near the Grand Canyon National Park, including the land for the Canyon Project, subject to valid existing rights. Environmental liabilities at the Canyon Project are bonded at their total expected reclamation cost.

Geological Setting

Parts of two distinct physiographic provinces are found within Arizona: the Basin and Range province in the southern and western edge of the state, and the Colorado Plateau province in most of northern and central Arizona. The Arizona Strip lies within the Colorado Plateau province.

Surface exposures within the Arizona Strip reveal sedimentary and volcanic rocks ranging in age from upper Paleozoic to Quaternary; the area is largely underlain by Mississippian through Triassic sedimentary rocks. However, exposed within the Grand Canyon are older rocks reaching Precambrian in age.

Paleozoic sedimentary rocks of northern Arizona are host to thousands of breccia pipes. These deposits are known to extend from the Mississippian Redwall Limestone to the Triassic Chinle Formation, which makes about 4,000 feet of section. However, because of erosion and other factors, no single deposit has been observed cutting through the entire section. No deposit is known to occur above the Chinle Formation or below the Redwall Limestone.

Breccia pipes within the Arizona Strip are vertical or near vertical, circular to elliptical bodies of broken rock. Broken rock is comprised of slabs and rotated angular blocks and fragments of surrounding and stratigraphically higher formations. Surrounding the blocks and slabs making up the breccia is a matrix of fine material comprised of surrounding and overlying rock from various formations. The matrix has been cemented by silicification and calcification for the most part.

Breccia pipes are typically comprised of three interrelated features: a basinal or structurally shallow depression at surface (designated by some as a collapse cone); a breccia pipe which underlies the structural depression; and annular fracture rings which occur outside of, but at the margin of the pipes. Annular fracture rings are commonly, but not always, mineralized. The structural depression may be up to 0.5 miles or more in diameter, whereas the breccia pipe diameters range up to about 600 feet; the normal range is 200 feet to 300 feet.

Mineralized breccia pipes found to date appear to occur in clusters or trends. Spacing between breccia pipes ranges from hundreds of feet within a cluster to several miles within a trend. Pipe location may have been controlled by deep seated faults, but karstification of the Redwall Limestone in Mississippian and Permian times is considered to have initiated formation of the numerous and widespread breccia pipes in the region.

At the Canyon deposit, the surface expression of the pipe is a broad shallow depression in the Permian Kaibab Formation. The pipe is essentially vertical with an average diameter of less than 200 feet, but it is considerably narrower through the Coconino and Hermit horizons (80 feet). The cross sectional area is probably between 20,000 and 25,000 square feet. The pipe extends for at least 2,300 feet from the Toroweap limestone to the upper Redwall horizons. The ultimate depth of the deposit is unknown.

Mineralization extends over about 1,700 vertical feet, with higher grade mineralization found mainly in the Coconino, Hermit, and Esplanade horizons and at the margins of the pipe in fracture zones. Sulphide zones are found scattered throughout the pipe but are especially concentrated (sulphide cap) near the Toroweap Coconino contact, where the cap averages 20 feet thick and consists of pyrite and bravoite, an iron-nickel sulphide. The mineralized assemblage consists of uranium-pyrite-hematite with massive copper sulphide mineralization common in and near the higher grade zone. The strongest mineralization appears to occur in the lower Hermit-upper Esplanade horizons in an annular fracture zone.

History

Uranium exploration and mining of breccia pipe uranium deposits started in 1951 when a geologist employed by the U.S. Geological Survey noted uranium ore on the dump of an old copper prospect on the South Rim of the Grand Canyon of Northern Arizona. The prospect was inside the Grand Canyon National Park, but on fee land that predated the park. A mining firm acquired the prospect and mined this significant high grade uranium deposit, called the Orphan Mine. By the time mining ended in the early 1960s, 4.26 million pounds of U3O8 and some minoramounts of copper and silver had been produced.

After the discovery of the first deposit in the 1950s, an extensive search for other deposits was made by the government and industry, but only a few low grade prospects were found. Exploration started again in the early 1970s. In the mid-1970s, Western Nuclear Inc. (“Western Nuclear”) acquired the Hack Canyon prospect located about 25 miles north of the Grand Canyon and found high grade uranium mineralization offsetting an old shallow copper/uranium site. In the next few years, a second deposit was found approximately one mile away. EFN acquired the Hack Canyon property from Western Nuclear in December 1980. Construction started promptly, and the Hack Canyon mine was in production by the end of 1981.

The Canyon deposit is located on mining claims that EFN acquired from Gulf Mineral Resources Company (“Gulf”) in 1982. Gulf drilled eight exploration holes at the site from 1978 through May 1982 but found only low-grade uranium in this pipe. Additional drilling completed by EFN in 1983 identified a major deposit. EFN drilled a further 36 holes from May 1983 through April 1985 to delineate the uranium mineralization and to determine placement of the shaft and water supply well. Additional drilling of six holes was completed in 1994. Construction at the site was discontinued as a result of low uranium prices at that time.

EFN identified and investigated more than 4,000 circular features in northern Arizona. About 110 of the most prospective features were explored by deep drilling, and approximately 50% of those drilled were shown to contain some uranium mineralization. Ultimately, nine deposits were deemed worthy of development. Total mine production from the EFN breccia pipes from 1980 through 1991 was approximately 19.1million pounds U3O8 at an average grade of just over 0.60% U3O8.

Most of the EFN assets were acquired by Denison (then named IUC) in 1997 and by the Company in June 2012 upon acquisition of the US Mining Division. Since that time, Denison and then Energy Fuels has maintained ownership of the Canyon Project.

Denison did not carry out any exploration on the Canyon Project since its acquisition of the project in 1997, nor has the Company to date. Exploration for breccia pipes in northern Arizona typically begins with a search for surface expressions of circular features. This search was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency (VLF), and time domain electromagnetics. Other techniques tested included: geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.

Mineralization

In the breccia pipe deposits of the Arizona Strip, uranium occurs largely as blebs, streaks, small veins, and fine disseminations of uraninite/pitchblende. Mineralization is mainly confined to matrix material, but may extend into clasts and larger breccia fragments, particularly where these fragments are of Coconino sandstone. An extensive suite of anomalous elements has also been reported, including: silver, arsenic, barium, cadmium, cobalt, chromium, cesium, copper, mercury, molybdenum, nickel, lead, antimony, selenium, strontium, vanadium, and zinc. In addition, many of the rare earth elements are consistently enriched in uranium-mineralized samples. Within some breccia pipes, copper occurs in sufficient concentrations to be potentially economic. Silver is almost always anomalously high and some of the pipes carry potentially economic grades. Within many pipes, there is a definite mineralogical zoning in and around the uranium mineralization.

These breccia pipes are surrounded by bleached zones where unaltered red sediments contrast sharply with grey-green bleached material. Age dating and disequilibrium determinations indicate that remobilization of uranium has occurred. Uranium concentrations in the upper levels of a pipe tend to be in equilibrium. With depth, disequilibrium in the deposits increases in favour of the chemical assays.

Uranium mineralization at the Canyon Project is concentrated in three stratigraphic levels: Coconino, Hermit/Esplanade, and a lower zone. Mineralization extends vertically from a depth of 600 feet to over 2,100 feet. Intercepts range widely up to several tens of feet with grades in excess of 1.00% eU3O8.Twenty-two drill holes from surface encountered uranium mineralization averaging 100 feet of 0.45% eU3O8.

Present Condition of the Property and Work Completed to Date

At the Canyon Project, all surface facilities are in place, and construction of the shaft is underway. As of March 7, 2016 shaft sinking had progressed to 640 feet below ground surface.

The Canyon Project was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Canyon Project has been fully impaired, and as of December 31, 2015, the total cost attributable to the Canyon Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

We intend to continue shaft-sinking at the Canyon Project through October, 2016, at which time the shaft is expected to be sunk to its planned depth of 1,470 feet below surface. Once the shaft depth approaches the mineralized zone, at a depth of approximately 1,000 feet below ground surface, we plan to complete additional underground exploration drilling to further evaluate the deposit. We expect the shaft to have been sunk to this 1,000 foot depth and the underground drilling program to have commenced by June 2016. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.

Mineral Resource Estimate

Initial Mineral Resource estimates were prepared for the Canyon deposit using historical drill hole data provided by Energy Fuels. RPA interpreted a set of cross sections and plan views to construct 3-D grade-shell wireframe models at 0.2% eU3O8. Variogram parameters were interpreted and eU3O8 grades were estimated in the block model usingkriging. The grade-shell wireframes were used to constrain the grade interpolation. All blocks within the 0.2% eU3O8 grade-shell wireframes, regardless of grade, were included in the Mineral Resource estimate.

There are no Mineral Reserves estimated at the Canyon deposit at this time. Due to difficulties encountered in validating historical data, all Mineral Resources were classified as Inferred Mineral Resources. In June 2012, RPA estimated the Inferred Mineral Resources for Canyon as shown in the table below.

Canyon Inferred Mineral Resource Estimates (1)

	Tons (,000)	Grade (%) eU3O8 (2)(3)	Contained eU3O8 (,000 lbs)
Canyon	82.5	0.98	1,629

Notes:

(1)

The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

(2)	Interval grades were converted from the gamma log data and are therefore equivalent U3O8 (eU3O8).
(3)	Grades higher than 10% eU3O8 were cut to 10% at the Canyon Project for resource estimating.

In its feasibility studies of the various Arizona Strip breccia pipes compiled during the 1980s and 1990s, EFN typically used a cut-off grade of 0.15% U3O8. We concluded that a reasonable cut-off grade for long term sustainable market conditions would be approximately 0.20% U3O8. This cut-off grade was applied by RPA to theCanyon breccia pipe deposit. RPA applied a tonnage factor of 13 ft.3 which had been used in the historical resources and substantiated by Hack Canyon mines’ production data.

Mineral Resource and Reserve Update

There have not been any updates to the Mineral Resources and Mineral Reserves since the date of the Arizona Strip Technical Report.

The Roca Honda Project

Except as noted concerning land tenure and permitting efforts, the following technical and scientific description of the Roca Honda Project is based on a technical report titled "Technical Report on the Roca Honda Project, McKinley County, New Mexico, U.S.A." dated February 27, 2015, prepared by Barton G. Stone, C.P.G., Robert Michaud, P.Eng., Stuart E. Collins, P.E., and Mark B. Mathisen, C.P.G., all of Roscoe Postle Associates (“RPA”) in accordance with NI 43-101 (the “Roca Honda Technical Report”). The Roca Honda Technical Report includes an updated mineral resource estimate and the results of a PEA for the uranium resources outlined to date at the Roca Honda Project in New Mexico. Each of the authors of the Roca Honda Technical Report is a “qualified person” and all but one is “independent” of the Company within the meaning of NI 43-101. Harold R. Roberts, P.E., Executive Vice President, Conventional Operations of the Company is a coauthor of the PEA; however, the independent authors of the Report have assumed overall responsibility for all items of the technical report, and the Report is therefore an independent technical report under NI 43-101. The Roca Honda Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Roca Honda Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.

We acquired the Roca Honda Project on August 29, 2013 as a result of our acquisition of Strathmore.

Property Description and Location

The Roca Honda Project is an underground uranium project that is being permitted by the Company’s 60% subsidiary, Roca Honda Resources, LLC (“RHR”). The Roca Honda Project was acquired on August 29, 2013, as a result of the acquisition of Strathmore Minerals Corp. The Roca Honda Project is located approximately three miles northwest of the community of San Mateo, New Mexico, near the southern boundary of McKinley County and north of the Cibola County boundary, and approximately 22 miles by road northeast of Grants, New Mexico. The property is located in the east part of the Ambrosia Lake subdistrict of the Grants Mineral Belt in northwest New Mexico and comprises nearly all of Sections 9, 10, and a narrow strip of Section 11, and a New Mexico State Lease, consisting of Section 16, all in Township 13 North – Range 8 West (T13N-R8W), New Mexico Principal Meridian. Mineralized material from the Roca Honda Project will be shipped by highway truck to the White Mesa Mill, where it will be processed for the recovery of uranium. The Roca Honda Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

Accessibility, Climate, Local Resources and Physiography

The Roca Honda Project is currently accessed by public roads, highways and across private land held by Fernandez Company, Ltd. (“Fernandez”). It is located approximately 17 air miles and 22 road miles northeast of Grants, New Mexico. The southern portion of the project, on Section 16, can be reached by traveling north from Milan on New Mexico State Highway 605 toward the town of San Mateo and then north on a public gravel road. Access from Highway 605 onto Sections 20, 17 and 16 requires a surface use agreement with the surface owner, Fernandez. We believe we acquired surface access rights to those Sections when we acquired Section 17 in 2015 (See “Acquisition of Properties Adjacent to the RHR Joint Venture Properties”, below). We are currently in discussions with Fernandez to determine what, if any, additional surface access rights are required and to negotiate a comprehensive updated access and right of way agreement for all Roca Honda property within the proposed permit area to replace all existing surface use agreements. Proof of right-of-entry will be required before mine construction can commence.

The north part of the project can be reached by traveling 23.5 miles from Milan, New Mexico, on paved public Highway 605, and then west on US Forest Service roads to the southeast corner of Section 10. There are numerous drill roads that provide access to different portions of Sections 9 and 10, many of which will require maintenance. Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues on the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. No milling operations are expected to occur on the site.

The climate in the Roca Honda Project area may be classified as arid to semi-arid continental, characterized by cool, dry winters, and warm, dry summers. On average, the Roca Honda property receives approximately 11 inches of precipitation annually, most of which occurs during thunderstorms in July and August. Grants, New Mexico has an annual average temperature of 50°F, with an average summer high of 87°F and low of 52°F, and average winter high of 47°F and low of 18°F. Year-round operations are expected.

The community of Grants, New Mexico, located in Cibola County, is the largest community near the Roca Honda Project. As of the 2010 census, there are 8,772 people residing in Grants, where supplies can be obtained and personnel experienced in underground mining, construction and mineral processing are available.

The Roca Honda Project area is sparsely populated, rural and largely undeveloped. The predominant land uses include low density grazing and cultivation, and recreational activities such as hiking, sightseeing, and seasonal hunting. The Roca Honda property has moderately rough topography in Sections 9 and 10 and consists of shaly slopes below ledge-forming sandstone beds, as mesas, that dip 7° to 11° northeast. Elevations range from 7,100 feet to 7,800 feet. Section 9 consists mostly of steep slopes in the west and south, with a large sandstone mesa in the north central part. Section 10 consists mostly of the dip-slope of a sandstone bed that dips from 8° to 11° east. Section 16 has less topographic relief, with elevations ranging from 7,100 to 7,300 feet and easterly dipping slopes. Vegetation in the Roca Honda Project area consists of grasses, piñon pine and juniper trees.

Ownership

The Roca Honda Project is held by RHR, which is jointly owned by Energy Fuels’ wholly- owned subsidiary Strathmore Resources, (US) Ltd. (60%) and Sumitomo’s subsidiaries SC Clean Energy and Summit New Energy Holding, LLC (40%). RHR was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo and transferred the property to RHR. On March 4, 2016 we entered into a non-binding letter of intent with Sumitomo to acquire its 40% interest in RHR. See “General Development of the Business – Subsequent Events” under Item 1 above.

The Roca Honda Project covers an area of 1,886.5 acres, and includes 63 unpatented lode mining claims in Sections 9 and 10, and one adjoining New Mexico State General Mining Lease in Section 16. The mining claims also extend onto a 9.4 acre narrow strip of Section 11.

The State Mining Lease (No. HG-0036-002) issued by the New Mexico State Land Office for Section 16 covers an area of 638 acres. The surface of Section 16 is leased to Fernandez as rangeland for grazing. The area covered by the Fernandez lease is also referred to as “Lee Ranch”. The Mining Lease has a primary, secondary, tertiary, and quaternary term, each with rentals to be paid in advance, and will not expire until December 15, 2030. It can be held for the next three years (primary term) by paying only $1.00 per acre annually.

There is a New Mexico mining royalty payable on the “value” of mineral extraction for New Mexico state leases. The royalty is based upon the operating cash flow less a development allowance, depreciation, and a processing allowance. New Mexico mining and private royalties on value of minerals extracted are shown below:

  Section 9 Gross Royalty (1%); and
  Section 16 New Mexico State Lease Royalty (5%).

Under current access agreements, a gross royalty of 1% is payable to the surface owner.

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. The Draft EIS was completed by the USFS in February 2013, and the Company expects the Final EIS to be published in late 2017 or 2018. The USFS is currently preparing a Supplemental EIS to address a new discharge pipeline alternative and expansion of the Roca Honda Project into Section 17. Other major permits required for the Roca Honda Project include a Permit to Mine to be issued by the New Mexico Mining and Minerals Division, a Discharge Permit issued by the New Mexico Environment Department, and a Mine Dewatering Permit issued by the New Mexico State Engineer’s Office. The Mine Dewatering Permit was approved in December 2013 but appealed by the Acoma Pueblo in January 2014. RHR subsequently proposed a new alternative for discharging treated mine water that would benefit a number of downstream users including the Acoma Pueblo. As a result, the Acoma Pueblo agreed to withdraw the dewatering permit appeal in March 2015.

The two other major permits are in the agency review stage with a draft Discharge Permit expected in late 2016, and the Permit to Mine expected in late 2017 or 2018 following approval of the final FEIS. Permit approvals from the U.S. Army Corps of Engineers and the U.S. Environmental Protection Agency are also required for discharge of treated mine water associated with mine activities. Applications for these two permits are also presently undergoing agency review.

As the project has not yet been developed or operated, we are not aware of any environmental liabilities of any significance.

No permitting is required to start milling the Roca Honda Project material at the White Mesa Mill. The White Mesa Mill is fully permitted with the State of Utah, and has all the necessary operating licenses for a conventional uranium mill. As additional tailings storage capacity will eventually be required at the Mill over the life of the mine, an Amendment to the White Mesa Mill’s Radioactive Materials License issued by the Utah Division of Radiation Control will be required in due course to construct the next tailing cells.

Geological Setting

The Roca Honda Project area is located in the southeast part of the Ambrosia Lake subdistrict of the Grants uranium district and is near the boundary between the Chaco slope and the Acoma sag tectonic features. This subdistrict is in the southeastern part of the Colorado Plateau physiographic province and is mostly on the south flank (referred to as the Chaco slope) of the San Juan Basin.

Rocks exposed in the Ambrosia Lake subdistrict of the Grants Mineral Belt, which includes the Roca Honda Project area, comprise marine and non-marine sediments of Late Cretaceous age, unconformably overlying the uranium-bearing Upper Jurassic Morrison Formation. The uppermost sequence of conformable strata consists of the Mesaverde Group, Mancos Shale, and Dakota Sandstone. All rocks that outcrop at the Roca Honda Project area are of Late Cretaceous age.

The uranium found in the Roca Honda Project area is contained within five sandstone units of the Westwater Canyon Member. Zones of mineralization vary from approximately one foot to 32 ft. thick, 100 ft. to 600 ft. wide, and 200 ft. to 2,000 ft. long. Uranium mineralization in the Project area trends west-northwest, consistent with trends of the fluvial sedimentary structures of the Westwater Canyon Member, and the general trend of mineralization across the Ambrosia Lake subdistrict.

Core recovery from the 2007 drilling program indicates that uranium occurs in sandstones with large amounts of organic/high carbon material. Non-mineralized host rock is much lighter (light brown to light grey) and has background to slightly elevated radiometric readings.

History

Kerr-McGee Oil Industries, Inc. (“Kerr-McGee”) staked the Roca Honda Project unpatented mining claims in Sections 9 and 10 in June 1965. Kerr-McGee, its subsidiaries, and successor in interest Rio Algom had held the claims until the property was acquired by Strathmore on March 12, 2004. Energy Fuels acquired a 100% interest in Strathmore in September 2013, assuming Strathmore’s 60% ownership interest in RHR and becoming the project operator.

Drilling on the property began in 1966. Kerr-McGee performed a number of rotary drill hole exploration programs from 1966 to 1985. In Section 9, the first drill hole was completed in July 1966. Discovery was made in drill hole number 7 completed on August 2, 1970, which encountered mineralization at a depth of 1,900 ft. From 1966 to 1982, a total of 187 drill holes were completed for a total of 388,374 ft.

In Section 10, the first hole was drilled in October 1967. Discovery was made in drill hole number 6 completed on March 19, 1974, which encountered mineralization at a depth of 2,318 ft. From 1967 to 1985, a total of 175 drill holes were completed for a total of 459,535 ft.

In Section 16, the first drilling was in the 1950s by Rare Metals, which drilled 13 holes, including two that intercepted high-grade uranium mineralization at depths of 1,531 ft. and 1,566 ft. No records of the total drilled footage were located. Subsequently, Western Nuclear acquired a mining lease for Section 16 from the State and began drilling in 1968, with the first drill hole completed on August 17, 1968. The second drill hole intercepted high- grade uranium mineralization at a depth of 1,587 ft. From 1968 through September 1970, Western Nuclear drilled 63 holes totaling 121,164 feet, not including six abandoned holes totaling 7,835 ft. Two of the drill holes reported cored intervals, but the cores and analyses were not available.

RHR drilled four pilot holes on Section 16, of which three were completed as monitor wells totaling 8,050 feet for environmental baseline and monitoring purposes in Section 16 from June through November 2007. One drill hole was located outside of known mineralization, and three holes were located within mineralized areas. The entire thickness of the Westwater Sandstone, except for zones with no recovery, was cored in the pilot holes for these wells. The cores are PQ diameter (3.345 in.) and were taken principally for laboratory testing of hydraulic conductivity, effective porosity, density, and chemical analysis.

In November 2011, a core hole was drilled at the Section 16 shaft location (Figure 10-2). The hole was drilled to a depth of 2,053 ft. Core was tested for numerous geotechnical properties.

No historic mineral extraction has occurred on the property.

Mineralization

Uranium mineralization consists of unidentifiable organic-uranium oxide complexes. The uranium in the project area is dark grey to black in color, and is found between depths of approximately 1,650 feet and 2,600 feet below the surface.

Primary mineralization pre-dates, and is not related to, present structural features. There is a possibility of some redistribution and stack mineralization along faults; however, it appears that most of the Roca Honda Project mineralization is primary.

Paleochannels that contain quartz-rich, arkosic, fluvial sandstones are the primary mineralization control associated with this trend. Previous mining operations within the immediate area suggest that faults in the Roca Honda Project area associated with the San Mateo fault zone post-date the emplacement of uranium. Therefore, it may be expected that mineralized zones in the Roca Honda Project area are offset by faults.

The mineralization is typically confined to sandstones in the Westwater Canyon Member, although there is some overlap into the shales that divide the sandstones, and also some minor extension (less than 10 feet) into the underlying Recapture Member. The mineralization is contained in the Westwater Canyon Member sandstones across the Project area, but in Sections 9 and 16, the mineralization is typically found in the upper sandstones (A, B1, and B2). In Section 10, the A and B1 sandstones pinch out in some areas due to thickening of the overlying Brushy Basin Member. Mineralization in the middle and western portions of Section 10, and it is typically in the lower sandstones (sands C and D).

Sedimentary features may exhibit control on a small scale. At the nearby Johnny M mine, a sandstone scour feature truncates underlying black mineralization, indicating nearly syngenetic deposition of uranium mineralization with the sandstone beds.

Present Condition of the Property and Work Completed to Date

Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues on the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. Three monitor water wells were drilled by RHR in 2007, and are located on Section 16. Other items installed by RHR include a permanent electrical weather station and a high volume TSP and PM10 air samplers. Three, dry man-made impoundments are also located on Section 16. More than 400 historic drill exploration holes were completed on the property from the late 1960’s to the early 1980’s. As the property has not yet been developed or operated, there are no mine workings, existing tailings ponds, waste deposits or other improvements or facilities at the site. See Acquisition of Properties Adjacent to the RHR Joint Venture Properties, below, for description of existing infrastructure on properties acquired by the Company in 2015 adjacent to the Roca Honda Project.

No additional exploration work or activities have been conducted on the Roca Honda Project since November 2011, when a core drill hole was completed in Section 16 for geotechnical studies.

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2015, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $16.51 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2016. Approximately $1 million is budgeted for permitting efforts in 2016.

Mineral Resource Estimates

RPA prepared an updated NI 43-101 compliant Mineral Resource estimate for the Roca Honda Project in the Roca Honda Technical Report. The updated Mineral Resource estimate for the Roca Honda deposit effective as at February 4, 2015, is summarized in Table 1-1. Mineral Resources are constrained by wireframes generated around individual mineralized zones within five sand horizons designated as A, B1, B2, C, and D sands.

Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	208	0.477	1,984
Indicated Resources	1,303	0.483	12,580
Total Measured & Indicated Resources	1,511	0.482	14,564
Inferred Resources	1,198	0.468	11,206

Notes:

1.	CIM definitions were followed for Mineral Resources, which does not represent reserves under SEC Industry Guide 7. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources”
2.	Mineral Resources are estimated using a cut-off grade of 0.19% U3 O8.
3.	A minimum mining thickness of six feet was used, along with $241/ton operating cost and $65/lb U3 O8 cut-off grade and 95% recovery.
4.	Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.
5.	Numbers may not add due to rounding.

The Mineral Resource estimate and classification are in accordance with the CIM definitions. There are no reserves on the property at this time.

RPA noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Acquisition of Properties Adjacent to the RHR Joint Venture Properties

In August, 2015 the Company acquired properties (the “Adjacent Roca Honda Properties”) adjacent to the Roca Honda Project from Uranium Resources, Inc. which have not been added to the RHR joint venture. The map below illustrates the proximity of Adjacent Roca Honda Properties to the Roca Honda Project.

The following description of the Adjacent Roca Honda Properties is based on the NI 43-101 Technical Report prepared for the Company titled “NI 43-101 Technical Review and Evaluation of the Exploration Potential of the Roca Honda Project, New Mexico, USA” dated March 4, 2016, prepared by Geoffrey S. Carter of Broad Oak Associates.

The Adjacent Roca Honda Properties comprise 4,320 acres of public and private land holdings consisting of one section of private mineral and surface (Section 17, T13N, R8W; the Company owns the minerals, but not the surface of the 622 acres in this section), and 203 unpatented lode claims on both Cibola National Forest Land and private surface in all or part of Sections 2, 3, 4, 5, 6, 8, 11, and 12, T13N, R8W, and Sections 31 and 32, T14N, R8W. The Company owns the claims in Section 8 (36 claims-623 acres) and holds all others (167 claims- 3,076 acres) as lessee, by assignment, of a Mineral Lease Agreement dated February 1, 2006 with Enerdyne Endy Claims LLC. The Company and the lessor are currently involved in negotiations for an additional ten-year term on the lease.

Sections 11 and 12 were explored through deep drilling by Conoco and others in the 1970s and early 1980s. All other sections were explored by Kerr McGee from the mid-60s until 1982, including over 900 holes drilled in sections 5, 6, 8, and 17. Kerr McGee advanced the project to a feasibility study, and in 1981 began construction of the Lee mine with the sinking of a 14 foot diameter shaft in the NE ¼ of Section 17. The shaft penetrated into the Westwater Canyon Member (1,470 feet), but did not reach the total planned depth of 1,655 feet. No further work has been completed on this shaft since 1982.

Numerous previous owners and operators have completed resource estimates. The Company considers those resource estimates to be historical in nature and not in accordance with NI 43-101. Readers should be cautioned that a qualified person has not done sufficient work to classify this estimate as a current estimate of mineral resources or mineral reserves, and as such the Company is not treating it as a current estimate of mineral reserves or mineral resources. However, the Company believes the estimate is relevant and reliable, as it was prepared within the last two years by a reputable mining consultant. In order to upgrade and verify this historical estimate and classify it as a current mineral resource estimate, the Company needs to perform further evaluations of the report and confirm that its underlying assumptions continue to be reasonable and that the report is complete and current. The mineralized areas with the best potential to hold mineral resources are Section 17, where over 500 holes have been drilled, and Section 11 where historical data from wide-spaced holes drilled by Conoco, Homestake and Anaconda provides an excellent starting point for high potential resource development.

Below is the Historic Resource Estimate for Section 17, T13N, R8W:

Historic Mineral Resources for Section 17(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Probable Reserves(2)	809	0.27%	4,444
Possible Reserves(2)	Not provided	Not provided	557
Total (3)			5,001

(1)

All numbers are rounded. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the tables above and below differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

(2)	The reserves in this table were calculated on a historic basis and do not represent reserves under SEC Industry Guide 7.
(3)	The historic resource estimate was prepared by Douglas International, Inc. in 1996 for URI, using a cut-off grade of 0.05% U3O8, a GT cut-off of 0.05, and a tonnage factor of 16 cubic feet per ton.

No historic mineral extraction has occurred on the Adjacent Roca Honda Properties.

As of December 31, 2015, the total cost attributable to the Adjacent Roca Honda Properties on the financial statements of the Company was $2.96 million.

During 2016, on the assumption that the Company successfully completes its acquisition of Sumitomo’s interest in the Roca Honda Project, the Company plans to integrate the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties.

The Sheep Mountain Project

Unless otherwise stated (concerning land tenure and permitting efforts), the following technical and scientific description of the Sheep Mountain Project is derived from a technical report titled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report”, dated April 13, 2012 and, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Engineering in accordance with NI 43-101 (the “Sheep Mountain Technical Report”). The author of the Sheep Mountain Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Sheep Mountain Technical Report is available on SEDAR at www.sedar.com. The Sheep Mountain Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.

Project Description and Location

The Sheep Mountain Project is an underground and open pit uranium project that is currently being permitted by the Company. The Sheep Mountain Project was acquired on February 29, 2012, as a result of the Company’s acquisition of Titan. The Sheep Mountain Project is located eight miles south of Jeffrey City, Wyoming within the Wyoming Basin physiographic province at the northern edge of the Great Divide Basin in central Wyoming. The project is located in portions of Sections 8, 9, 15, 16, 17, 20, 21, 22, 27, 28, 29, 30, 31, 32, and 33, Township 28 North, Range 92 West.

The Sheep Mountain Project includes the Congo Pit, a proposed open pit uranium extraction facility, and the reopening of the existing Sheep Underground facility. Although alternatives were considered, the recommended recovery method in the Sheep Mountain Technical Report includes the processing of extracted materials via an on-site heap leach facility. Material from the underground and open pit operations are expected to be commingled at the stockpile site located near the underground portal and in close proximity to the pit. At the stockpile, the mineralized material will be sized if needed, blended, and then conveyed via a covered overland conveyor system to the heap leach pad where it will be stacked on a double lined pad for leaching. The primary lixiviant will be sulfuric acid. Concentrated leach solution will be collected by gravity in a double lined collection pond and then transferred to the mineral processing facility for extraction and drying. The final product produced will be uranium concentrate (U3O8, also known as “yellowcake”). Since the Sheep Mountain Technical Report was completed, Energy Fuels has acquired the White Mesa Mill and the Nichols Ranch Plant, which creates the option to transport loaded resin to either of those facilities for stripping, and to the White Mesa Mill for drying, and packaging of yellowcake.

The preferred alternative for the development of the Sheep Mountain Project begins the operation with the open pit and heap leach facility and brings the underground component of the project into operation about five years later such that the forecasted end of extraction for both the open pit and underground components coincide. This approach defers a substantial amount of initial capital, minimizes risk, and allows for a gradual startup of site activities while maximizing resource recovery. Having the end of extraction coincide for both operations also optimizes the fixed costs of personnel and facilities. A preliminary feasibility study (“PFS”) for the project has been completed in accordance with NI 43-101, which includes the preliminary design and sequencing of the open pit and underground operations and the heap leach mineral processing facility. Designs and sequencing are inclusive of pre-production, production, and decommissioning and reclamation.

The current design for the Congo Pit includes typical highwall heights in the range of 100 to 400 feet, and reaches a maximum depth of 600 feet in localized areas in the southeast pit corner. The open pit design employs similar design parameters and mining equipment configurations to those used successfully in past Wyoming conventional operations. Highwall design is based upon the performance of past projects in the Sheep Mountain and Gas Hills districts, and includes an average highwall slope of 0.7:1, which reflects the average of a 10-foot bench width and 50-foot wall at a 0.5:1 slope.

The underground method proposed is also a conventional method using a modified room and pillar method, but utilizing modern equipment such as jumbo drills and 7 cubic-yard scooptrams for haulage. A new double entry decline will be constructed starting at the Paydirt Pit and ending below the deposit. Haulage from the facility will be accomplished via a 36-inch conveyor within one of the double declines. The existing shafts will be used for ventilation purposes only, with exhaust fans mounted at both locations. If the existing borehole ventilation shafts can be rehabilitated, they will be used as intake shafts.

In 2013, we submitted a revised PO to the BLM, which included redesign of the heap leach processing area and potential transportation of the mineralized material to an off-site processing facility. The revision to the PO is expected to give us more flexibility in processing the resources extracted from the Sheep Mountain Project.

Accessibility, Climate, Local Resources, Infrastructure, and Physiology

The Sheep Mountain Project is located at approximate Latitude 42°24’ North and Longitude 107° 49’ West, within the Wyoming Basin physiographic province in the Great Divide Basin at the northern edge of the Great Divide Basin. The project is approximately eight miles south of Jeffrey City, Wyoming. The nearest commercial airport is located in Riverton, Wyoming approximately 56 miles from Jeffrey City on a paved two-lane state highway. The project is accessible via 2-wheel drive on existing county and two-track roads.

The Sheep Mountain Project falls within the intermountain semi-desert weather province, with average maximum temperatures ranging from 31.1 °F (January and December) to 84.9 °F (July), average minimum temperatures ranging from 9.1 °F (January) to 49.2 °F (July), and average total precipitation ranging from 0.36 -inches (January) to 2.04 -inches (May). The topography consists of rounded hills with moderate to steep slopes. Elevations range from 6,600 feet to 8,000 feet above sea level. The ground is sparsely vegetated with sage and grasses and occasional small to medium sized pine trees at higher elevations. Year-round operations are contemplated for the Sheep Mountain Project.

Telephone, electric and natural gas service adequate for the planned extraction and mineral processing operations have been established at the Sheep Mountain Project. Electric service and a waterline have been extended via right-of-way issued by the BLM in 2011 to the existing Sheep 1 and 2 shafts. Adequate water rights are held by the Company for planned extraction and mineral processing operations but need to be updated with the Wyoming State Engineer with respect to type of industrial use, points of diversion, and points of use.

We believe that sufficient surface rights are in place for all contemplated operations, including tailings storage areas, waste disposal, heap leach pads, and potential processing sites.

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 192 unpatented mining claims (the Company added 13 claims to the 179 reported in the Sheep Mountain Technical Report) on land administered by the BLM; approximately 640 acres of State of Wyoming leases; and approximately 630 acres of private leases on fee lands. In February 2012, Energy Fuels purchased 320 acres of private surface overlaying some of the federal minerals covered by 18 of the claims. The purchased parcel includes the SW¼ SW¼ Section 28 and SE¼, E½ SW¼, and NW¼ SW¼ Section 29, T28N, R92W. A final payment of $5,000 was made in January 2016 for the purchased parcel. The combination of land holdings (including the 13 new claims) comprises approximately 4,675 acres and gives Energy Fuels mineral rights to resources as defined in the Congo Pit and the Sheep Underground areas.

To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; private leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $155 per claim. Unpatented mining claims expire annually, but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. ML 0-15536 will expire on 1/1/2024. Annual Payments to maintain ML 0-15536 are $2,560 per year.The original private lease dated November 20, 2975 between McIntosh Cattle Company and Western Nuclear Inc. (the “Private Lease”) expired 11/20/2015. Properties covered by the Private Lease include: Township 28 North, Range 92 West, 6th PM; Section 20: S½SW¼; Section 29: NW¼, SW¼SW¼; Section 30: SE¼NE¼, E½SE¼; Section 31: E½NE¼; Section 32: E½NE¼; Section 33: S½NW¼. Since the date of the Sheep Mountain Technical Report, the Company no longer holds the Private Lease, however a Surface Owner’s Agreement (originally dated January 27, 1970, as amended on April 14, 1981 and ratified by assignees on April 16, 2007) covering the same parcels and a few select claims in the Sun-Mc area is still in effect. It carries a 2% mine value royalty for any material extracted from the subject lands, but no other payment obligations.

The Sheep Mountain Project is subject to an overall sliding scale royalty of 1% to 4% due to Western Nuclear, based on the Nuclear Exchange Corporation Exchange (“NUEXCO”) Value. This royalty is currently at its maximum rate of 4%. Under Wyoming State Lease ML 0-15536, there is a royalty of 5% of the quantity or gross realization value of the U3O8, based on the total arms-length consideration received for uranium products sold.

Uranium mining in Wyoming is subject to both a gross products (county) and mineral severance tax (state). At the federal level: aggregate corporate profit from mining ventures is taxable at corporate income tax rates, i.e. individual mining projects are not assessed federal income tax but rather the corporate entity is assessed as a whole. For mineral properties: depletion tax credits are available on a cost or percentage basis whichever is greater. The percentage depletion tax credit for uranium is 22%, among the highest for mineral commodities, IRS Pub. 535.

Permitting and Licensing

In June 2010, Titan commenced baseline environmental studies to support an application to the NRC for a Source Material and By-product Material License (the “License”) for operation of a heap leach facility. Work was also initiated on a revision to the existing WDEQ Mine Permit, as well as a PO for the BLM. Baseline studies included wildlife and vegetation surveys, air quality and meteorological monitoring, ground and surface water monitoring, radiological monitoring, and cultural resource surveys.

Submission of the PO to the BLM was made in June 2011. The PO was accepted as complete by the BLM, and an EIS was initiated in August 2011. Energy Fuels revised the PO in July 2012, consistent with the modified plan presented in the Sheep Mountain Technical Report. In July 2013, the PO was again revised to reflect a new waste rock disposal layout for the open pit mine and an improved and more economical heap leach and processing facility. The revised PO also included the option of transporting mineralized material off-site for processing. The EIS is in the late stage of permitting, with a Final EIS expected to be issued in mid-to-late 2016.

In October 2011, Titan submitted a draft revision to its existing Mine Permit 381C to WDEQ. WDEQ then provided Titan with review comments as part of its “courtesy review”. The permit revision was revised and resubmitted in January 2014. In July 2015, the revision was approved by the WDEQ. The revision includes expansion of surface and underground mining operations and an updated reclamation plan consistent with current reclamation practices.

Development of an application to the NRC for a license to construct and operate the uranium recovery facility has been taken to an advanced stage of preparation. This license would allow Energy Fuels to process the mineralized material into yellowcake at the Sheep Mountain Project site. The draft application to NRC for a Source Material License was reviewed in detail by the NRC in October 2011. The NRC audit report identified areas where additional information should be provided. The review and approval process for this license by the NRC is anticipated to take approximately four years from the date submitted to the NRC. Submittal of the license application to the NRC is on hold pending the Company’s evaluation of off-site processing options for this project, and if a decision is made to proceed with an on-site uranium recovery facility, pending improvements in uranium market conditions.

Geological Setting

A primary component of the geology for the Sheep Mountain Project is the Battle Spring Formation. Battle Spring is Eocene in age. Prior to deposition of the Battle Spring Formation and subsequent younger Tertiary formations, underlying Paleocene, Cretaceous, and older formations were deformed during the Laramide Orogeny. During the Laramide Orogeny, faults, including the Emigrant Thrust Fault at the northern end of the project area, were active and displaced sediments by over 20,000 feet. Coincident with this mountain building event, Paleocene and older formations were folded in a series of echelon anticlines and synclines, generally trending from southeast to northwest. The Battle Spring Formation was deposited unconformably on an erosional landscape influenced by these pre-depositional features. Initial stream channels transporting clastic sediments from the Granite Mountains formed in the synclinal valleys.

The geologic setting of the Sheep Mountain Project is important in that it controlled uranium mineralization by focusing movement of the groundwaters which emplaced the uranium into the stream channels which had developed on the pre-tertiary landscape. The Battle Spring Formation and associated mineralization at the Sheep Mountain Project is bounded to the east by the western flank of the Sheep Mountain Syncline and to the west by the Spring Creek Anticline. To the north the system is cut off by erosion. To the south the Battle Spring continues into the northern portions of the Great Divide Basin.

Mineralization occurs throughout the lower A Member of the Battle Spring Formation and is locally up to 1,500 feet thick. The upper B Member is present only in portions of the project and may be up to 500 feet thick. Although arkosic sandstone is the preferred host, uranium has been extracted from all lithologies. Grade and thickness are extremely variable depending on whether the samples are taken from the nose or the tails of a roll front. Typically the deposits range from 50 feet to 200 feet along a strike, five feet to eight feet in height, and 20 feet to 100 feet in width. Deposits in the Sheep Mountain Project area occur in stacked horizons from 7,127 feet in elevation down to 6,050 feet in elevation.

History

The Sheep Mountain Project was acquired by Energy Fuels on February 29, 2012, as a result of the Company’s acquisition of Titan, which is now a wholly owned subsidiary of Energy Fuels. Titan acquired the Sheep Mountain Project in two transactions in 2009. A 50% working interest was acquired when Titan completed a business combination with Uranium Power Corp. (“UPC”) on July 31, 2009. UPC is now a wholly-owned subsidiary of Energy Fuels. At that time, UPC and UPC’s US subsidiary (then called UPC Uranium (USA) Inc. and now called Energy Fuels Wyoming Inc.) became wholly-owned subsidiaries of Titan. The remaining 50% of the Sheep Mountain Project was owned by Uranium One Inc. (“U1”) which was UPC’s joint venture partner for the project. On October 1, 2009, Titan acquired U1’s 50% interest, giving Titan a 100% interest in the Sheep Mountain Project. On February 29, 2012, Energy Fuels acquired Titan (and its subsidiaries) at which point the Sheep Mountain Project became 100% owned by the Company.

The Sheep Mountain Project was operated as an underground and open pit mine at various times in the 1970’s and 1980’s. 5,063,813 tons of mineralized material were mined and milled, yielding 17,385,116 pounds of uranium at an average grade of 0.17% U3O8. Mining was suspended in 1988 and the project has been on care and maintenance since that time.

Uranium was first discovered in the Crooks Gap District, which includes the Sheep Mountain Project, in 1953 (Bendix, 1982). While the original discoveries were aided by aerial and ground radiometric surveys, exploration activities were primarily related to drilling and exploratory trenching. Three companies dominated the district by the mid-1950’s: Western Nuclear Inc. (“Western Nuclear”), Phelps Dodge Corporation (“Phelps Dodge”), and Continental Uranium Corporation (“Continental”). Western Nuclear built the Split Rock mill at Jeffrey City in 1957 and initiated production from the Paydirt pit in 1961, Golden Goose 1 in 1966, and Golden Goose 2 in 1970. Phelps Dodge was the principal shareholder and operator of the Green Mountain Uranium Corporation’s Ravine Mine which began production in 1956. Continental developed the Seismic Pit in 1956, the Seismic Mine in 1957, the Reserve Mine in 1961, and the Congo Decline in 1968. In 1967, Continental acquired the Phelps Dodge properties and in 1972, Western Nuclear acquired all of Continental’s Crooks Gap holdings. During the mid-1970’s Phelps Dodge acquired an interest in Western Nuclear which began work on the Sheep Mountain I in 1974, the McIntosh Pit in 1975, and Sheep Mountain II in 1976. Western Nuclear ceased production from the area in 1982. Western Nuclear production from the Sheep Mountain I is reported to have been 312,701 tons at 0.107% U3O8. Subsequent to the closure of the Sheep Mountain I by Western Nuclear, during April to September 1987, Pathfinder Mines Corporation (“Pathfinder”) mined a reported 12,959 tons, containing 39,898 pounds of uranium at an average grade of 0.154% U3O8 from Sheep Mountain I. U.S. Energy-Crested Corp. (“USECC”) acquired the properties from Western Nuclear in 1988, and during May to October 1988, USECC mined 23,000 tons from Sheep Mountain I, recovering 100,000 pounds of uranium for a mill head grade of 0.216% U3O8. The material was treated at Pathfinder’s Shirley Basin mill, 130 miles east of the Project. The Sheep Mountain I mine was allowed to flood in April 2007. UPC (then known as Bell Coast Capital) acquired a 50% interest in the property from USECC in late 2007. USECC later sold all of its uranium assets to U1. Titan acquired UPC’s 50% interest in the property when it acquired UPC by a plan of arrangement in July 2009. Titan acquired U1’s interest in the Sheep Mountain Project in September 2009.

During the National Uranium Resource Evaluation (“NURE”) program conducted by the DOE in the late 1970’s and early 1980’s, the project area and vicinity were evaluated. This evaluation included aerial gamma, magnetic, and gravimetric surveys, soil and surface water geochemical surveys and sampling, and geologic studies and classification of environments favorable for uranium mineralization.

Approximately 4,000 holes were drilled in the project area historically (prior to 1988), most of which were open-hole rotary drilling, reliant upon down-hole geophysical logging to determine equivalent uranium grade %eU3O8.

However, some core drilling for chemical analysis was also completed. The drill maps show hole locations at the surface and downhole drift, the thickness and radiometric grade of uranium measured in weight percent U3O8, elevation to the bottom of the mineralized intercept, collar elevation, and elevation of the bottom of the hole.

In 2006, UPC completed a drilling program consisting of 19 holes totaling 12,072 feet. Two of the 19 holes were located in Section 28 with the purpose of confirming the mineralization within the Sheep Underground mine area. The remaining 17 holes were completed in the planned Congo Pit to test both shallow mineralization and to explore a deeper mineralized horizon. This 2006 drilling has confirmed the presence of mineralization in the shallow horizons of the Congo Pit area and has identified and extended roll front mineralization in the 58 sand along strike.

Following the acquisition of UPC by Titan, five holes were drilled in the Congo Pit area in 2009 for a total of 1,700 feet. In situ mineral grades for 2009 drilling were determined by geophysical logging including both conventional gamma logging and state of the art Uranium Spectrum Analysis Tool. Titan also drilled in the Congo Pit area in 2010 62 exploratory drill holes and 5 monitor wells and 2011 73 exploratory drill holes and 5 monitor wells. There were a total of 140 exploration holes drilled between 2009 and 2011, which total about 44,000 feet.

No relevant exploration work other than this drilling has been conducted on the property in recent years. The project is located within a brownfield site which has experienced past mine production and extensive exploration and development drilling. The initial discovery was based on aerial and ground radiometric surveys in the 1950's, but since that time exploratory work on the site has been primarily drilling.

Mineralization

Most of the mineralization in the Crooks Gap District occurs in roll-front deposits. Roll fronts have an erratic linear distribution but are usually concordant with the bedding. Deposits have been discovered from the surface down to a depth of 1,500 feet. The two major uranium minerals are uranophane and autunite. Exploration drilling indicated that the deeper roll-type deposits are concentrated in synclinal troughs in the lower Battle Spring Formation. Three possible sources for uranium have been suggested: post-Eocene tuffaceous sediments, leached Battle Spring arkoses, and Precambrian granites. Structural controls of uranium occurrences along roll fronts include carbonaceous siltstone beds that provide a local reducing environment for precipitation of uranium-bearing minerals, and abrupt changes in permeability along faults, where impermeable gouge is in contact with permeable sandstones. Uranium has also been localized along the edges of stream channels and at contacts with carbonaceous shales

Present Condition of the Property and Work Completed to Date

The Sheep Mountain Project includes the Congo Pit, a proposed open pit uranium extraction facility, and the reopening of the existing Sheep Underground mining facility. Mineral Extraction at the Sheep Underground mining facility was suspended in 1988 and the project has been on care and maintenance since that time.

The Sheep Mountain Project does not currently have a processing facility. Transportation of mineralized materials to the White Mesa Mill is not economic at current or foreseeable uranium price levels. As a result, it will be necessary to permit and construct a heap leach or other processing facility at the site, or make arrangements to process Sheep Mountain mineralized materials at a third party processing facility.

The Company is subject to liabilities for mine and exploration reclamation at the Sheep Mountain project. The Company maintains four (4) bonds with the State of Wyoming as security for these liabilities. The Company files annual reports with the State of Wyoming, and the amount of the bonds may be adjusted annually to ensure sufficient surety is in place to cover the full cost of reclamation. The Company’s reclamation of the exploration drilling performed by Titan was deemed complete in October 2014; the drilling permit was terminated and that bond was fully released.

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2015, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.

The Company’s Planned Work

The Company intends to continue to pursue all mining and related permits at the Sheep Mountain Project during 2016. The Company will also continue to evaluate its options for processing Sheep Mountain mineralized material, including continuing to pursue permitting for a heap leach facility at the site, evaluating other types of processing facilities at the site, or determining whether arrangements can be made to process Sheep Mountain mineralized materials at a third party processing facility. Submittal of the license application to the NRC for a heap leach processing facility at the site is on hold pending the Company’s evaluation of off-site processing options for this project. Once all mining and related permits are obtained, the project will be placed on standby, pending completion of the evaluation of the processing options for the Project and improvement of market conditions.

Mineral Resource and Mineral Reserve Estimates

Mineral Resources

The Mineral Resource estimates for the Sheep Mountain Project are summarized in the following table. The Mineral Resource estimates presented herein have been completed in accordance with CIM Standards and NI 43-101. Based on the drill density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, a review of historic mining with respect to current resource projections, and verification drilling, the Mineral Resource estimate herein meets CIM criteria as an Indicated Mineral Resource. These Indicated Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

Below is a summary of the total Indicated Mineral Resources(1) estimated for the Sheep Mountain Project:

Sheep Underground	GT Cutoff	>0.30
	Pounds eU3O8	13,245,000
	Tons	5,640,000
	Avg. Grade % eU3O8	0.117
Congo Pit Area	GT Cutoff	>0.10
	Pounds eU3O8	15,040,000
	Tons	6,176,000
	Avg. Grade % eU3O8	0.122
Sun-Mc	GT Cutoff	>0.10
	Pounds eU3O8	2,000,000
	Tons	1,080,000
	Avg. Grade % eU3O8	0.093
Total Indicated Mineral Resource(1)	GT Cutoff	As Above
	Pounds eU3O8	30,285,000
	Tons	12,895,000
	Avg. Grade % eU3O8	0.117

(1)

The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

This estimate includes deletion of the portions of the mineral resource model which falls within the historic limits in the Congo Pit estimated to have removed some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine. From review of the Sheep I and II as-built mine plans, it was apparent that little or no ore was mined at the historic Sheep II and that only development work was completed. Historic underground mining in the Sun Mc area is estimated to have removed some 10% of the total resource. Although in many cases the mine maps showed remnant pillars, none of these areas were included in the mineral resource estimate. Thus, the estimate of current mineral resources is conservative with respect to the exclusion of areas affected by historic mining. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8.equates to a 0.10 GT cutoff.

Mineral Reserves

The estimate of mineral reserves for the Sheep underground extraction area is set out in the Sheep Mountain Technical Report and is unchanged from the previous reports (BRS, 2010 and 2011). With respect to the open pit mineral reserves, mineral resources for the Congo, North Gap, and South Congo areas were combined into a single comprehensive mineral resource model. Open pit mine designs and sequencing was completed for all areas, and the resultant mineral reserve estimate reflects the current open pit mine designs and economic evaluations. These reserves have been calculated in accordance with NI 43-101 and should not be considered to meet the definition of reserves within the meaning of SEC Industry Guide 7. Resources that are not reserves do not have demonstrated economic viability. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

Below is a summary of the total Probable Mineral Reserve(1) estimate for the Sheep Mountain Project as calculated in accordance with NI 43-101:

	GT minimum	Lbs. eU3O8	Tons	Average Grade % eU3O8
Open Pit	0.10	9,117,000	3,955,000	0.115
Underground	0.45	9,248,000	3,498,000	0.132
Total		18,365,00	7,453,000	0.123
.
(1)

The Mineral Reserve estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards, and are not reserves within the meaning of SEC Industry Guide 7. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

The Probable Mineral Reserves are fully included in the total Indicated Mineral Resources for the Congo Pit and are not additive to that total. The Probable Mineral Reserve is that portion of the Indicated Mineral Resource that is economic under current cost and pricing conditions. The cutoff grade of 0.05% eU3O8 at a minimum mining heightof 2 foot equates to a 0.10 GT cutoff for the Congo Pit. The cutoff grade of 0.05% eU3O8 at a minimum mining height of 6 feet equals a 0.30 GT cutoff used for the Sheep underground extraction area. The cutoff grade was determined based on an assumed uranium price of $65 per pound U3O8.

The Henry Mountains Complex

Except as noted concerning the land and permitting efforts, the following technical and scientific description of the Henry Mountains Complex is based on the technical report dated June 27, 2012 titled “Technical Report on the Henry Mountains Complex Uranium Property, Utah, U.S.A.”, prepared by William E. Roscoe, Ph.D., P.Eng., Douglas H. Underhill, Ph.D., C.P.G. and Thomas C. Pool, P.E. of Roscoe Postle Associates Inc. (“RPA”) in accordance with NI 43-101 (the “Henry Mountains Technical Report”). Each of the authors of the Henry Mountains Technical Report is “independent” of Energy Fuels and a “qualified person” for purposes of NI 43-101. The report contains mineral resource estimates for the Indian Bench, Copper Bench, Southwest and Tony M deposits. The Henry Mountains Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Henry Mountains Complex does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

Property Description and Location

The Henry Mountains Complex is an underground project comprised of the Bullfrog Property, hosting the Indian Bench and the Copper Bench deposits, and the Tony M Property, hosting the Southwest deposit and the Tony M deposit and associated mineral extraction facilities. The Henry Mountains Complex is located in eastern Garfield County, Utah.

Copper Bench - Indian Bench Deposit
(Proposed Bullfrog Portal)
Tony M Deposit and
Existing Mine Workings
Tony M Portal
276
N
2
1
0
2
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Road access to the Henry Mountains Complex is by paved Highway 276, running between Hanksville and Bullfrog Basin Marina, Utah. An unimproved gravel road maintained by Garfield County extends west from Highway 276, passes by the portal of the Tony M Property, and extends northerly across the property, the northern end of which is crossed by another county road. The property is located in a relatively remote area of Utah, and the infrastructure is limited. The town site of Ticaboo, Utah, is located approximately five miles south of the property. It has been used to provide housing and municipal services for Tony M Property staff. The next closest community is Hanksville, Utah, a small town of a few hundred people, located about 40 miles north of the property. During operation of the Tony M Property, electricity was generated locally. Materials and supplies are transported to the site by truck about 275 miles from Salt Lake City, and about 190 miles from Grand Junction, Colorado. The distance to the White Mesa Mill is about 117 miles.

The climate is distinctly arid, with an average annual precipitation of approximately eight inches, including about 12 inches of snow. The vegetation consists primarily of small plants including some of the major varieties of blackbrush, sagebrush, and rabbit brush. A few small junipers are also present. Relief over the combined Henry Mountains Complex is approximately 2,250 feet (the technical report erroneously reported 800 feet). The elevation on the property ranges from 4,550 ft. above sea level at the portal of the Tony M Property, near the southern end of the property, to 6,800 ft. above sea level over the northern end of the property. The terrain is typical canyon lands topography, with some areas deeply dissected by gullies and headwalls of canyons and the rest consisting of gently undulating gravel benches covering the northern part of the project area. The terrain in several parts of the property is particularly rugged and inaccessible and is the primary reason for the irregular pattern of surface drill holes in parts of the property.

Ownership

The Henry Mountains Complex is 100% owned by Energy Fuels, and was acquired from Denison Mines Corp. and its affiliates in June 2012. The project consists of one Utah State Mineral Lease for Section 16, Township 35 South, Range 11 East (T35S R11E), Salt Lake Meridian (SLM), and 202 unpatented federal lode mining claims. The latter consist of 137 B.F., 19 Bull, 19 Star, two Frog claims (comprising the Bullfrog Property), and 17 TIC and eight Ticaboo claims, including fractions (comprising the Tony M property). The claims and state lease comprise one contiguous property located in T34S, R11E and T35S, R11E, SLM. The Utah State Section 16 includes 638.54 acres, and the 202 unpatented lode mining claims consist of about 3,667.18 acres (not specified in the technical report), for a total land holding of 4,305.72 acres. The surface rights are owned by the federal government, administered by the BLM, with the exception of the state lease which has associated state surface rights.

There is no royalty burden for the 185 claims that comprise the Bullfrog Property, as well as for the Ticaboo claims. All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $155 per claim plus approximately $10 per claim for county filing fees. The 17 TIC claims are held by Energy Fuels, subject to an annual advance minimum royalty. The uranium production royalty burden is 4% yellowcake gross value less taxes and certain other deductions. The vanadium production royalty burden is 2% gross value less certain deductions. The Utah State Lease carries an annual rental of $640, plus an escalating annual advance minimum royalty based on the uranium spot price. Since the technical report was written, the state lease was renewed in 2015 for an additional 10 year term, which can be extended. Other changes in the renewed lease include reducing annual advanced royalty payments and crediting the advanced royalty against the production royalty for the year in which it is paid plus any amount paid in the five prior years. The uranium royalty on the State lease is 8% of gross value less certain deductions. The vanadium royalty is 4% of gross value less certain deductions.

Permitting

Tony M Property:

The original Tony M Property mine permit was allowed to lapse. Subsequently the previous operator, Denison, filed for exploration permits with the Utah Division of Oil, Gas and Mining (“UDOGM”) and the BLM. These permits were granted by UDOGM and the BLM on December 2, 2005 and March 6, 2006, respectively, which enabled Denison to regain access, inspect and begin rehabilitation of the Tony M underground workings. Denison also began the permitting process for the Tony M Property. The permit application was submitted in November 2006 and a Record of Decision (“RoD”) and approved PO were received in September 2007.

The PO was challenged by the Center for Water Advocacy and the Utah Chapter of the Sierra Club, which requested a Utah State BLM Director Review and a stay of the decision approving the Final PO for the Tony M Property. On November 21, 2007, the BLM State Director issued a decision vacating the previously issued permit and remanded the case to the Field Office in order that the EA for the Tony M Mine PO could be amended and a new RoD issued. As a result of this decision to vacate and renew, the request for stay was considered moot. The new decision was issued by the BLM on November 23, 2007 approving the PO for the project. The new decision was once again appealed by the Center for Water Advocacy and the Utah Chapter of the Sierra Club. The Utah State Director issued a decision denying the appeal and upholding the PO on February 19, 2008. In addition to the PO and FONSI from the BLM, major permits for the Tony M property include an approved Large Mine permit with UDOGM, and an approved ground water discharge permit with the Utah Division of Water Quality (“DWQ”). A reclamation bond of $708,537 is in place.

Permit applications for a Phase 2 expansion were submitted to the BLM and UDOGM in 2008. The expansion was approved by the UDOGM in 2009, but Denison subsequently requested that BLM review of the application be deferred given the market conditions at that time.

Bullfrog Property:

The Company is currently completing environmental baseline studies and preparing mine plans for permitting purposes at the Bullfrog Property. The permitting schedule is based on having the BLM PO, the UDOGM Large Mine Notice of Intent, and other required state and federal permit applications submitted in late 2016.

Geologic Setting

Exposed rocks in the project area are Jurassic and Cretaceous in age. Host rocks for the Copper Bench-Indian Bench and Tony M-Southwest uranium-vanadium deposits are Upper Jurassic sandstones of the Salt Wash Member of the Morrison Formation. This formation is located within the Colorado Plateau. Early Tertiary fluvial and lacustrine sedimentation within the deeper parts of local basins was followed in mid-Tertiary time by laccolithic intrusion and extensive volcanism. Intrusions of diorite and monazite porphyry penetrated the sediments at several sites to form the laccolithic mountains of the central Colorado Plateau.

The Morrison Formation is a complex fluvial deposit of Late Jurassic age. In outcrop, the Salt Wash is exposed as one or more massive, ledge-forming sandstones, generally interbedded with laterally persistent siltstones or mudstones. The lower Salt Wash is approximately 150 ft. thick in the Project area, thinning and becoming less sandy northward from the project area. Sandstones comprise 80% of the sequence, with siltstones and mudstones making up the remainder. Significant uranium mineralization occurs only in this lower unit.

History

In 1970 and 1971, Rioamex Corporation conducted a 40-hole drilling program in an east-west zone extending across the southerly end of the Bullfrog Property and the northerly end of the Tony M and adjacent Frank M properties. Some of these holes intercepted significant uranium mineralization. The Bullfrog deposit was initially explored by Exxon Minerals Company (“Exxon”), while the Tony M deposit was explored and advanced by Plateau Resources Ltd. (“Plateau”), a subsidiary of Consumers Power Company (“Consumers”) of Michigan.

In February 1977, drilling commenced in what was to become the Tony M deposit. Subsequently, Plateau drilled more than 2,000 rotary drill holes totaling about 1,000,000 feet. Over 1,200 holes were drilled in the Tony M area. Following the discovery of the Tony M deposit in 1977, Plateau constructed the Tony M Property from September 1, 1977, to about May 1984, at which time mining activities were suspended. By January 31, 1983, over 18 miles of underground workings were developed at the Tony M Property, and a total of approximately 237,000 tons of mineralized material was extracted with an average chemically adjusted grade of 0.121% U3O8 containing about 573,500 pounds U3O8. The underground workings at the Tony M Property are accessed via two parallel declines extending about 10,200 ft. into the deposit. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.

Exxon commenced drilling on the Bullfrog Property in 1977. Before it sold the property to Atlas in July 1982, Exxon had drilled 1,782 holes. From July 1982 to July 1983, Atlas completed 112 drill holes delineating the Southwest and Copper Bench deposits on approximately 100 ft. centers. After July 1983, Atlas completed an additional 49 core hole drilling program throughout the Bullfrog Property, as well as a 133 rotary drill hole program to delineate the Indian Bench deposit on approximately 200 ft. centers. A total of 2,232 drill holes were completed on the Bullfrog Property.

The Southwest and Copper Bench deposits are delineated by drilling on approximately 100 foot centers. The Indian Bench deposit is delineated by drilling on approximately 200 ft. centers. In some areas, the rugged terrain made access difficult, resulting in an irregular drill pattern. Records indicate that a total of 81 core holes were drilled in the Southwest, Copper Bench, and Indian Bench deposits, while 25 core holes were drilled in the vicinity of the Tony M deposit. The core holes provided samples of the mineralized zone for chemical and amenability testing.

Denison acquired the Bullfrog Property when it purchased most of the assets of EFN in 1997. In February 2005, Denison acquired the Tony M Property bringing it under common ownership with the Bullfrog Property. Following rehabilitation work at the Tony M Property and re-establishment of surface facilities in 2006, Denison received operational permits, reopened the Tony M underground workings and commenced mining activities in September 2007. This work included a long-hole drilling program to discover and delineate mineralization within about 100 feet of underground workings. In November 2008, Denison announced that mining activities at the Tony M Property would be suspended due to uranium and economic market conditions. During its September 2007 to December 2008 reactivation, cleanup and mining activities, Denison extracted 162,384 tons of mineralized material at radiometric grade of 0.131% containing 429,112 pounds U3O8 from within existing workings and from the previously stockpiled material. This material was trucked to the White Mesa Mill for processing. In June 2012, Energy Fuels acquired all of Denison’s uranium properties in the United States, including the Henry Mountains Complex.

No mine development has been conducted on the Southwest portion of the Tony M-Southwest deposit or on the Copper Bench-Indian Bench deposit located further north.

Energy Fuels has carried out no exploration work on the Henry Mountains Complex.

Mineralization

Uranium mineralization in the Henry Mountains Complex is hosted by favorable sandstone horizons containing detrital organic debris. Mineralization primarily consists of coffinite, with minor uraninite which usually occurs in close association with vanadium mineralization. Mineralization occurs as intergranular disseminations, as well as coatings and/or cement on and between sand grains and organic debris. Vanadium occurs as montroseite (hydrous vanadium oxide) and vanadium chlorite in primary mineralized zones located below the water table (i.e., the northern portion of the Tony M deposit). Historic production records from the AEC for the South Henry Mountains district suggest that the vanadium content of the district is relatively low. Based on the review of the available analyses, RPA is of the opinion that the V2O5:U3O8 ratio ranges from about 1.3:1 to about 2.0:1 in the Henry Mountains Complex deposits.

The Henry Mountains Complex vanadium-uranium deposits consist of two extensive elongate, tabular zones containing a large concentration of mineralization. The Tony M–Southwest deposit extends for a distance of approximately 2.5 miles along a north-south trend and has a maximum width of about 3,000 ft. The larger Copper Bench-Indian Bench deposit extends approximately 3.5 miles along a northwesterly trend to the northeast of the Tony M–Southwest deposit.

Present Condition of the Property and Work Completed to Date

The following section has been prepared by the Company and is not based exclusively on the Henry Mountains Technical Report.

The Tony M Property was developed from 1977 to 1983 with a double entry system including two parallel declines spaced 50 ft. apart. The declines measure 9 feet by 12 feet in cross- section, have crosscuts on 50 foot centers, have a minus 3% grade, serve as the primary fresh air intake, and are 10,200 feet in length. By January 31, 1983, over 18 miles of underground workings had been developed at the Tony M Property. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.

The underground workings were planned as a random room and pillar approach with pillar extraction by a retreat system. Mining equipment consisted of slushers and rubber-tired, five- to ten-ton capacity load-haul-dump units. Exhaust ventilation was provided by five bored ventilation shafts, six feet in diameter, each with a 75-HP exhaust fan mounted at the shaft collar.

By early 2007, work on reactivating the Tony M Property was carried out by Denison, and surface and underground rehabilitation and repairs were conducted. Surface facilities to support mining activities were constructed, including administration and maintenance facilities, site power and communications, and an evaporation pond for evaporation of water from the underground workings. Worker housing was established in the town of Ticaboo, Utah. As rehabilitation work advanced, ventilation was re-established. The water level in the underground workings had risen to historic pre-mining activity levels, and upon reaching the flooded workings, dewatering activities were also initiated. During the rehabilitation work, limited amounts of “cleanup mineralized material” were removed. As areas of the underground workings were made ready for mining activities, extraction of mineralized materials increased steadily. Dewatering continued at an average rate of 125 gallons per minute during these activities. Denison placed the Tony M Property on temporary closure status at the end of November 2008. The project is being maintained in a state ready to resume operations as market conditions warrant. Staff have been retained at the site to keep the property in a ready state.

There is no existing infrastructure on the Bullfrog Property.

The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2015, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its evaluation activities at the Bullfrog Property during 2016. The Company is also conducting care and maintenance activities on the Tony M Property, in order to maintain it on standby, pending improvements in uranium prices.

Mineral Resource Estimates

Mineral Resources of the Tony M-Southwest deposit were estimated by Denison in 2009 using the GT contour method, and Mineral Resources of the Copper Bench-Indian Bench deposit were estimated in 1993 by EFN using the polygonal block method.

The Mineral Resources were classified under the Indicated and Inferred categories under NI 43-101. They are reported at a cut-off grade of 0.10% eU3O8 over a minimum thickness of 2 feet and minimum GT (grade times thickness product) of 0.2 feet % eU3O8 for the Tony M- Southwest deposit and at a cut-off grade of 0.20% eU3O8 over a minimum thickness of 4 feet and minimum GT (grade times thickness product) of 0.8 feet % eU3O8 for the Copper Bench-Indian Bench deposit. These Mineral Resources are not reserves within the meaning of SEC Industry Guide 7.

Henry Mountains Complex Mineral Resource Estimates(1) (2) (3)

Deposit	Category(1)	Tons (million)	Grade eU O (%)	Contained eU3O8 (million pounds)
			3 8
Tony M (2)	Indicated	1.03	0.24	4.83
Southwest(2)	Indicated	0.66	0.25	3.30
Indian Bench(3)	Indicated	0.22	0.40	1.74
Copper
Bench(3)	Indicated	0.50	0.29	2.93
Total		2.41	0.27	12.80

Tony M	Inferred	0.65	0.17	2.17
Southwest	Inferred	0.21	0.14	0.58
Indian Bench	Inferred	0.25	0.42	2.09
Copper Bench	Inferred	0.50	0.32	3.24
Total		1.61	0.25	8.08

Notes:

(1)

The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and are not reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

(2)	The Tony M and Southwest Mineral Resources were estimated at a cut-off grade of 0.10% eU3O8 over a minimum thickness of 2 feet and a minimum GT of 0.2 feet-%.
(3)

The Indian Bench and Copper Bench Mineral Resources were estimated at a cut-off grade of 0.20% eU3O8, a minimum thickness of 4 feet and a minimum GT of 0.8 feet-% that does not include any intervals with less than a 0.5 foot intercept of 0.08% U3O8.

The EFN resource estimate was audited by RPA and accepted as a current Mineral Resource estimate for Energy Fuels under NI 43-101.

The La Sal Project

Unless stated otherwise concerning land tenure and permitting efforts, the following technical and scientific description of the La Sal Project is derived from a technical report titled "Technical Report on La Sal District Project (Including the Pandora, Beaver, and Energy Queen Projects), San Juan County, Utah, U.S.A.", dated March 25, 2014, prepared by Douglas C. Peters, CPG, of Peters Geosciences, in accordance with NI 43-101 (the “La Sal Technical Report”). The La Sal Technical Report includes an updated NI 43-101 compliant Mineral Resource estimate. The author of the La Sal Technical Report is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. A copy of the La Sal Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The La Sal Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring as recently as 2012.

Project Description & Location

The La Sal Project is an underground project that consists of four mineral properties within close proximity of one another, including (from east-to-west) the Pandora (Snowball) Property, the Beaver (La Sal) Property, the Redd Block Property, and the Energy Queen Property. The La Sal Project is located in San Juan County, Utah near the town of La Sal. Other properties within the La Sal Project (but not described in the La Sal Technical Report) include the Pine Ridge property, east of the Pandora property, and unpatented mining claims west of the Energy Queen Property.

The La Sal trend, which includes the La Sal Project, has a long history of uranium and vanadium production. Deposits from this district have been successfully milled at several historic mills in the region including Union Carbide’s (Umetco's) mill at Uravan, Colorado, the Climax Uranium mill in Grand Junction, Colorado, the Atlas mill at Moab, Utah and Energy Fuels’ White Mesa Mill near Blanding, Utah.

Operations at the La Sal Project are currently on standby. The extraction of all resources at the La Sal Project have been by conventional underground methods for over 40 years and, once mining activity resumes, will continue by such methods. These methods have been used very successfully in the region for over 100 years. The nature of the Salt Wash uranium-vanadium deposits require a random room and pillar mining configuration. The deposits are accessed from the surface via declines depending on the depth to mineralization and geologically suitable sites for portals, as is the case for the La Sal and Pandora/Snowball Properties. Deposits may also be accessed through vertical shafts, such as the shafts located at the Beaver and Energy Queen Properties. The Salt Wash uranium deposits are usually thinner than the underground height needed for personnel and equipment access. Therefore, the mineralized material is often extracted by employing a split-shooting method, which serves to separate mineralized material and waste as it is broken.

Accessibility, Climate, Local Resources, Infrastructure, and Physiography

The La Sal Project is easily accessed from the all-weather Utah State Highway 46. Utah 46 enters the project land near the southwest corner of ML-49313 (Section 36, T28S, R24E) about three miles east of the intersection of Utah 46 with U.S. Highway 191 at La Sal Junction. Utah 46 stays within or very near the project land for the next 9 miles to the east. All State and U.S. highways in this area are paved roads.

The area is semi-arid. Temperatures range between an average low of 41°F to an average high of 72°F. Less than ten inches of precipitation falls per year. Winters are not severe, although there are numerous snow storms, the temperature drops below 0°F at times, and snow can accumulate to over a foot in the lower areas and more than two feet at times on Pine Ridge. The region of the La Sal Project central area is characterized by a broad shallow valley of hay fields and pasturelands at an elevation between 6,400 and 7,000 feet. Hills cut by small canyons occur at the west end and even higher elevations of about 7,800 feet are reached at Pine Ridge on the east end. All elevations within four miles of the center and west end of the property support moderate growths of sage and rabbitbrush along with other brush, forbs, cactus, yucca, and grasses. Higher elevations contain juniper and piñon pine in the rocky soils along with scrub oak, aspen, and ponderosa pine on Pine Ridge to the east.

La Sal, Utah is a small town, currently home to about 200 people. It has been a hub to area ranchers, uranium and copper miners, and oil and gas workers for many years. Larger population centers of Moab and Monticello, Utah are 22 miles north and 34 miles south, respectively, from La Sal Junction on Highway 191. Before the cessation of mining activities at the Beaver and Pandora Properties in late 2012, many of the workers also came from the Nucla-Naturita and the Dove Creek areas of Colorado, each about 55 miles away to the east and south, respectively. Larger cities with industrial supply houses include Cortez, Colorado about 100 miles to the south and Grand Junction, Colorado about 140 miles to the north.

Electric transmission and distribution lines exist throughout the project area, of sufficient size to supply the load the projects demanded in the past. Several substations exist, and the electricity supply is adequate for additional demand. Natural gas is also available for any future production needs.

Ownership

The La Sal Project is held by Energy Fuels’ subsidiary, EFR Colorado Plateau LLC under private surface use and access leases, private mineral leases, Utah State Mineral Leases, San Juan County surface use, access, and mineral lease, and, after the Company reduced the property position by dropping claims without affecting the Mineral Resource, 219 unpatented mining claims on land managed by the BLM or USFS, that are either owned by Energy Fuels (90 claims) or leased by Energy Fuels (129 claims). After the claim drop, the total land package now consists of approximately 9,260 acres. The unpatented claims cover about 3,350 acres, the seven Utah State leases total approximately 2,220 acres, the San Juan County leased land contains just over 263 acres, and the six separate surface access and nine private parcel mineral leases apply to a total of 3,430 acres. The property covers all, or parts of the following Sections: Sections 31, 32, and 33, T28S, R25E; Sections 4, 5, 6, and 7, T29S, R25E; Sections 25, 26, 31, 32, 33, 34, 35, and 36, T28S, R24E; Sections 1, 2, 3, 4, 5, 6, 7, 11, and 12, T29S, R24E; Section 36, T28S, R23E; and Sections 1, and 12, T29S, R23E, SLBM, San Juan County, Utah.

Annual holding costs consist of rental fees to the BLM at $155 per year per claim, due on or before September 1st each year. An affidavit of the payment to the BLM must be filed with the appropriate County each year for a nominal fee of about $10 per claim. This applies to all unpatented claims whether owned or leased by Energy Fuels. Annual holding costs for State leases and private leases vary, ranging between $500 and $13,500 for State Leases and $480 and $20,340 for private leases. The Company is also required to pay production royalties at varying rates for unpatented mining claims and private leases. The Utah State production royalties are fixed at 8% on uranium and 4% on vanadium.

The Company generally has entered into surface access agreements sufficient to allow access for its mining activities.

Permitting

Mineral extraction facilities on private and state lands require an approved Notice of Intent (“NOI”) with the Utah Division of Oil, Gas and Mining (“UDOGM”). If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the State of Utah Division of Water Quality. Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“DAQ”); however, smaller mines are typically exempt. Water well permits, water rights, and stream alteration permits are issued through the Division of Water Quality (“DWQ”). On federal land, all the state permits listed above are required; however, a PO and a review under NEPA are also required by the federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EA’s and Findings of No Significance (“FONSI’s”) under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. A mine and reclamation plan amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day (“tpd”) of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the DWQ in 2009. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. Engineering studies are being conducted to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance.

The Pandora, Beaver, La Sal and Snowball Properties are permitted with the State of Utah, the BLM, and the USFS for current operations. Energy Fuels is in the process of obtaining combined permits for expansion of the Pandora, Beaver, and La Sal Properties through the UDOGM and BLM/USFS. Both permit amendments are in the late stage of permitting. In late-2014, the final EA and draft Decision Notice and FONSI were issued for public comment and opportunity to object through the USFS. In March 2015, in response to an objection filed by the Western Mining Action Project, the USFS Objection Review Officer issued an objection resolution letter that required improvements to be made to the EA and project record prior to issuance of the Decision Notice. The required improvements are being addressed, with issuance of a final revised EA for the La Sal Project by the BLM and USFS anticipated in mid-to late-2016. All other permits needed for project expansion, including the required air permit, are in place.

Geologic Setting

The Colorado Plateau covers nearly 130,000 square miles in the Four Corners region of the U.S. The La Sal Project and other properties held by Energy Fuels lie in the Canyon Lands Section in the central and east-central part of the Colorado Plateau in Utah and Colorado. The Colorado Plateau’s basement rocks are mostly Proterozoic metamorphics and igneous intrusions. The area was relatively stable throughout much of the Paleozoic and Mesozoic Eras with minor uplifts, subsidences, and tiltings resulting in fairly flat-lying sedimentary rocks ranging from evaporites, limestones, and marine clastic sediments, through eolian sandstones, to detritus of fluvial systems.

The significant uranium deposits in the La Sal Project occur in the late Jurassic Morrison Formation. The Morrison comprises two members in the La Sal area. The lower member, the Salt Wash, is the main uranium host. The upper part of the Morrison is the Brushy Basin Member; it is from 350 to 450 feet thick. The Salt Wash, approximately 300 feet thick, consists of about equal amounts of fluvial sandstones and mudstones deposited by meandering river systems flowing generally toward the east. The Brushy Basin was deposited mostly on a large mud flat, probably with many lakes and streams. Much of the material deposited to form the Brushy Basin originated from volcanic activity to the west. The majority of the recovered uranium has come from the upper sandstones of the Salt Wash Member known as the Top Rim (historically referred to as the “ore-bearing sandstone” or OBSS), which ranges from about 60 feet to 100 feet thick.

Light-brown and gray sandstones and conglomerates of the 200-foot thick Cretaceous Burro Canyon Formation overlie the Brushy Basin. These crop out in the eastern part of the La Sal Project (over the Pine Ridge, Pandora, and La Sal/Snowball properties). This formation contains interbedded green and purplish mudstones with a few thin limestone beds. The Burro Canyon Formation is exposed covering the Brushy Basin at the west end of the La Sal Project, on the State sections and claims west of the Energy Queen. Locally, silicification altered the limestones to chert and some of the sandstones to orthoquartzite. Orthoquartzite cobbles and boulders litter the Brushy Basin slopes. In the central part of the La Sal Project (Beaver, Redd Block, and Energy Queen), the Burro Canyon is covered by a layer of alluvium and gravels shed from the La Sal Mountains to the north. These gravels vary in thickness from a thin veneer to over 120 feet thick.

The La Sal District uranium-vanadium deposits are similar to those elsewhere in the Uravan Mineral Belt. Host rocks within the areas surrounding the La Sal Project consist of oxidized sediments of the Morrison Formation, exhibiting red, hematite-rich clastic rocks. Individual deposits are localized in areas of reduced, gray sandstone and gray or green mudstone (Thamm, et al., 1981). The Morrison sediments accumulated as oxidized detritus in the fluvial environment. However, there were isolated environments where reduced conditions existed, such as oxbow lakes and carbon-rich point bars. During early burial and diagenesis, the through-flowing ground water within the large, saturated pile of Salt Wash and Brushy Basin material remained oxidized, thereby transporting uranium in solution. When the uranium-rich waters encountered the zones of trapped reduced waters, the uranium precipitated. Therefore, deposits vary greatly in thickness, grade, size, and shape. Vanadium may have been leached from iron-titanium mineral grains and subsequently deposited along with, or prior, to the uranium.

History

Numerous underground mines near outcrops in the eastern part of the La Sal trend (in the La Sal Creek Canyon District) were mined for vanadium during the early 1900s. Sometime after World War II (approximately 1948-1954), exploration work on Morrison Formation outcrops in the west end of the district resulted in the discovery of the Rattlesnake mine (open pit) two miles west-southwest of the Energy Queen shaft. Deeper deposits of the central La Sal trend (in the area of the La Sal Project) were discovered in the 1960s and developed for production in the 1970s through vertical shafts and declines. The La Sal Project and La Sal Creek District production, through 1980, amounted to about 6,426,000 pounds U3O8 (average grade of 0.32% U3O8) and nearly 29,000,000 pounds V2O5 (average grade of 1.46%). Most production in the district was derived from fluvial sandstones, mainly in the upper part of the Salt Wash Member of the Morrison Formation of Jurassic age.

The Pandora Property was operated by Atlas Minerals in the 1970s and early 1980s. Umetco Minerals (Union Carbide) operated the Snowball, La Sal, and Beaver properties during the same time period. The Energy Queen property, then known as the Hecla Shaft, was started in 1979 by the Union Carbide/Hecla Joint Venture. The Energy Queen stopped mining activities in 1983 due to inadequate uranium prices. GEUMCO (General Electric Uranium Mining Company) operated the Pine Ridge property in the late 1970s, producing from a sandstone lens in the Brushy Basin Member of the Morrison Formation. Pine Ridge was acquired by Minerals Recovery Corporation in 1981 which developed a decline to the Salt Wash Member of the Morrison Formation, but halted mining activities before any significant extraction of mineralized materials. A small project conducted mining activities in the eastern part of Section 2 (ML-49596) during the early 1980s. The amount of uranium extracted from this project is unknown. Low uranium and vanadium prices forced all mining activities throughout the district to cease about 1991. Mineralized materials from these projects have been successfully processed at the Company’s currently operating White Mesa Mill, and the now dismantled Uravan Mill (Umetco) and Moab Mill (Atlas).

Denison (previously named International Uranium Corporation, or “IUC”) began mining activities at the Pandora Property in 2006 and later from the Beaver shaft and La Sal decline. The extraction by Denison, and Energy Fuels, following its acquisition of Denison’s US assets, between 2006 and 2012, at the Pandora Property was 290,000 tons of mineralized material. The production by Denison and Energy Fuels between 2006 and 2012 from all of the facilities in the La Sal Project area was 412,000 tons of mineralized material (1,658,000 pounds U3O8 at an average grade of 0.20% U3O8 and 8,431,000 pounds V2O5at an average grade of 1.02% V2O5).

From 2008 through mid-2012, Denison drilled 225 exploration and fill-in (confirmation) holes in the project area. Energy Fuels drilled another 27 holes on the Energy Queen Property and the State land to the northwest of the Energy Queen Property from 2007 through 2012. Due to declining uranium prices, mining activities ceased in October 2012 at the Beaver/La Sal Property and in December 2012 at the Pandora Property. Both projects were put on a standby status and are currently maintained in conditions that would allow them to be placed back into production within a few months’ time.

The Company owns the data on some 2,200 drill holes within the boundary of the property held as the La Sal Project.

Mineralization

The uranium- and vanadium-bearing minerals occur as fine grained coatings on the detrital grains. They fill pore spaces between the sand grains, and they replace some carbonaceous material and detrital quartz and feldspar grains. The primary uranium mineral is uraninite (pitchblende) (UO2) with minor amounts of coffinite (USiO4OH). Montroseite (VOOH) is the primary vanadium mineral, along with vanadium clays and hydromica. Traces of metallic sulfides occur. In outcrops and shallow oxidized areas of older mines in the surrounding areas, the minerals now exposed are the calcium and potassium uranyl vanadates, tyuyamunite, and carnotite.

Some stoping areas in the Beaver/La Sal and Pandora/Snowball Properties are well over 1,000 feet long and several hundred feet wide. The Indicated Mineral Resources of the Redd Block and Energy Queen Properties identified through drilling are of similar size. Individual mineralized beds vary in thickness from several inches to over 6 feet. Throughout much of the La Sal district there are three horizons in the Top Rim that host the mineralization. They are 25-40 feet apart.

Kovschak and Nylund (1981) report no apparent disequilibrium problems in the other mining episodes of the La Sal area. Mining activities and milling by Denison and Energy Fuels shows that well-calibrated gamma probes equate well to the mill head grades indicating no significant disequilibrium exists. This is generally true of the Salt Wash uranium deposits because of the age of the mineralization and the hydrologic history of the host rocks. Therefore, Energy Fuels has no reason to anticipate any disequilibrium conditions within the unmined portions of the deposits on the project property.

Present Condition of the Property and Work Completed to Date

Permanent structures existing at the Energy Queen Property include the headframe and a metal building containing an office, shop, showers, warehouse, and the hoist. The compressor is located in a separate building. One cased vertical ventilation hole was established into the underground working level. A small water treatment building and settling ponds are located on the San Juan County land in Section 5. In the past, water was treated with barium chloride to remove radium.

The Beaver and La Sal Properties are accessed through the La Sal decline with rubber-tired equipment. The principal shop, offices, and warehouse facilities used by all properties in the district are housed at the surface facilities of the La Sal decline. There are large fenced yards, as well as buildings for equipment and supply storage. It is used as a central receiving site for bulk and large orders which are then distributed to the other Energy Fuels’ properties in the district and other parts of the region. The shop areas include facilities specific to electrical equipment, drills, mobile diesel equipment, and welding. Engineering, geology, safety, environmental, and supervisory and clerk offices are located here. There are also staff and underground crew’s dry rooms. Ample stockpile space is available for easy truck load-out for transporting mineralized material to the White Mesa Mill. Electrical lines and substations exist and are adequately sized for any future extraction potential of the Mineral Resources. The La Sal Project is dry, so no water treatment facilities are needed.

The surface infrastructure at the Beaver shaft location consists of the hoist house, hoist, and headframe. The shaft is 690 feet deep to the underground haulage level at the loading pockets top grizzlies, and 750 feet total depth. There are three pockets, two of 70-ton capacity and one of 90-ton capacity. This arrangement allows for separation of mineralized material and waste. The skips dump into a bin from which the mineralized material is trucked a short distance to a stockpile and subsequently loaded in to the trucks for haulage to the White Mesa Mill. The shaft conveyance system is certified for man trips, although the routine access for personnel is through the La Sal decline. Another building houses the compressors which supply compressed air for the underground workings in the Beaver Project. Power lines and substations are in place. The Beaver Property is dry underground; therefore, no water treatment facilities exist.

Access into the Pandora Property is through a decline with rubber-tired equipment. Surface facilities here are less than at the other projects. It consists of a small office and shop buildings. A third building with a dirt floor is used for storage of materials and equipment. Power lines exist to the property with enough capacity for the required load of potential future mining activities. The Pandora Property is dry underground.

In 1980, Umetco was planning to sink another shaft to access the Redd Block Mineral Resources. The project did not progress far. The infrastructure at the Redd Block Property associated with a possible new shaft consists of a cleared and leveled site large enough for future construction of all surface facilities that would be required. The power line and transformers are installed, and the concrete base for a compressor building has been poured. As mining activities progress, a water table in the Salt Wash sandstone host horizon will be between the current Beaver Property western underground workings advance and the east end of the Redd Block Mineral Resources. Seven monitor wells were installed by Denison around this proposed shaft site.

A total of three surety bonds, totalling $532,197 have been posted with regulatory authorities to secure reclamation at the various project facilities.

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project, was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2015, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the La Sal Project during 2016, as described in subsection Permitting above. The Company is also conducting care and maintenance activities on the facilities at the various properties within the La Sal Project, in order to maintain them on standby, pending improvements in uranium prices. Energy Fuels has evaluated numerous targets for additional surface drilling at the La Sal Project. However, there are no plans to perform the drilling in 2016.

Mineral Resources

Since the La Sal Project covers a length of ten miles and includes several project sites and facilities, the La Sal Project was divided into four blocks: Pandora, Beaver/La Sal, Redd Block and Energy Queen. The mineral resource estimation for the La Sal Project is based on the gamma logs from 1,993 historic rotary drill and core holes, 247 holes drilled by Energy Fuels and Denison from 2007 to 2012, and approximately 500 underground long holes. Mineral Resource estimates have been calculated using a modified polygonal method. A minimum composite intercept GT value (grade X thickness) of 0.10% feet eU3O8 was used as a cutoff. The cutoff of a mineralized intercept in individual holes is 0.10% U3O8, with a select few holes as low as 0.05% U3O8. Mining assumptions were used in determining a cut-off grade for the resource estimates. The mineralization in the La Sal Project is interpreted as being hosted in the Top Rim sandstone of the Salt Wash Member of the Morison Formation. Total thickness of the host sandstone is between 60 and 100 feet.

Mineral Resource estimates have been made for the La Sal Project. The Mineral Resources are classified as defined in the National Instrument 43-101 and in accordance with CIM Standards on Mineral Resources and Mineral Reserves. They are grouped by logical mining unit subareas and summarized in the table below. The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

Properties	Tons	U3O8 Lbs.	Avg. Grade(U3O8)	V2O5Lbs.	Avg. Grade( V2O5)(1)

Energy Queen
Measured	262,000	971,000	0.19	5,100,000	0.97
Indicated	81,000	268,000	0.17	1,409,000	0.87
Inferred	43,000	79,000	0.09	417,000	0.48
Redd Block
Measured	336,000	1,260,000	0.19	6,615,000	0.98
Indicated	35,000	47,000	0.07	249,000	0.35
Inferred	95,000	171,000	0.09	900,000	0.47
Beaver/La Sal
Measured	215,000	800,000	0.19	4,199,000	0.98
Indicated	9,000	33,000	0.18	173,000	0.96
Inferred	29,000	67,000	0.11	352,000	0.60
Pandora
Measured	196,000	701,000	0.18	3682,000	0.94
Indicated	6,700	19,000	0.14	99,000	0.73
Inferred	18,000	44,000	0.12	232,000	0.66

Total(Mea+Ind)(2)	1,142,000	4,100,000	0.18	21,525,000	0.94
Total(Inf)	185,000	362,000	0.10	1,902,000	0.51

(1)

The average V2O5:U3O8 ratio from both Pandora and Beaver/La Sal mines is 5.25:1 from the recent Energy Fuels’ White Mesa Mill head grades, and this ratio is used for the Vanadium Mineral Resources estimate.

(2)

The foregoing resources have been calculated in accordance with NI 43-101 and are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability within the meaning of SEC Industry Guide 7.

The Daneros Project

Grand Junction
70
6
Green River
10
70
50
141
Torbyn
128
72
24
Moab
Whirlwind
Montrose
La Sal Complex
191
46
90
Rim
Henry
Mountains
Complex
Sage Plain
141
Daneros
276
Monticello
Dove Creek
95
191
Blanding
666
UTAH
COLORADO
Halls Crossing
276
White Mesa Mill
N
25 12.5 0 25
Miles

Unless otherwise stated concerning land tenure and permitting efforts, the following scientific and technical description of the Daneros Project is derived from a technical report titled “The Daneros Mine Project, San Juan County, Utah, U.S.A.”, dated July 18, 2012, prepared by Douglas C. Peters, Certified Professional Geologist, of Peters Geosciences, Golden, Colorado in accordance with NI 43-101 (the “Daneros Mine Technical Report”). The author of the Daneros Mine Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Daneros Mine Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Daneros Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction occurring as recently as 2012.

Project Location and Description

The Daneros Project is an underground project located in the Red Canyon portion of the White Canyon District, Utah, approximately 65 miles west of the White Mesa Mill. The Company holds a 100% interest in various groups of mining claims, including Daneros and adjoining historical sites which can be developed in conjunction with the Daneros Project.

The previous owner of the Daneros Project, Utah Energy Corporation (“UEC”), gathered the necessary environmental data and obtained the approvals to open an underground uranium project in May 2009. UEC commenced active mining activities, including constructing a decline into the main Daneros deposit. The first loads of mineralized material from the Daneros Project were delivered to the White Mesa Mill in December 2009, and a toll milling campaign was conducted in the second half of 2010. The Daneros Project was acquired by the Company in June 2012 along with all of Denison’s U.S. Mining Division. Prior to being placed on standby in October 2012, mineralized material from the Daneros Project was delivered to the White Mesa Mill and processed for Energy Fuels’ account.

The extraction of all resources in the Daneros Project is by conventional underground methods. These methods have been used successfully in the region for over 70 years. The nature of the Shinarump uranium deposits requires a random room and pillar mining configuration. The deposits have irregular shapes and occur within several close-spaced, flat or slight-dipping horizons. Uranium mineralization often rolls between horizons. The use of rubber-tired equipment allows the workers to follow the mineralized material easily in the slight dips and to ramp up or down to the other horizons. The deposit is accessed from the surface through a 450 feet decline at a gradient of -15%. The Shinarump deposits are usually thinner than the underground height needed for personnel and equipment access. Therefore, the mineralized material is extracted by a split-shooting method. The project also employs an underground long-hole exploration drilling program, reaching out as much as 400 feet ahead of and adjacent to the workings, as guided by the project geologist.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Daneros Project is located 4.8 miles from Fry Canyon, Utah and is accessed via Radium King Road, which is maintained by San Juan County, approximately 14 miles south of Utah Highway 95. The bench above the project facilities, where past drilling also had been conducted, is accessed by a dirt road connecting to the project access road south of the underground workings portal area. Electric power is generated on site. The shipping distance from the Daneros Project to the White Mesa Mill is about 65 miles.

The semi-arid climate of the White Canyon area is characterized by large daily and yearly temperature ranges and total annual precipitation of approximately 10 to 16 inches, mostly as sporadic, intense summer thunderstorms typical of the Colorado Plateau region. Winter snowfall is moderate and rarely stays on the ground very long. Weather conditions pose no impediment to year round work on the project.

Apart from previous mining activities, the only commercial land use purposes are cattle grazing and tourism activities such as hiking and mountain biking. Due to a shortage of water and thin soils, much of the White Canyon area is unsuitable for agriculture.

The project area is remotely located relative to water and power infrastructure. Housing for workers is mostly in camp trailers in Fry Canyon, or they commute from Blanding, Utah 65-miles to the east or farther. Blanding is a town large enough to host regional industrial activities, including stores and supply houses of sufficient size and inventory to meet most of the needs of an operation the size of the Daneros Project.

The project area is located along a north-south trending canyon which is a tributary to Red Canyon, also known as Bullseye Canyon. The Red Canyon drainage flows westerly for approximately 25 miles to the Colorado River where it joins Lake Powell at the head of Good Hope Bay. The project portal area comprises steeply sloping, rocky ground and scree along the eastern slope of Bullseye Canyon. Very steep to vertical, and at times overhanging, cliffs 400 feet high rise from the slope about 250 feet above the portal.

Vegetation in the project area consists of sagebrush, juniper and piñon in the hills and slopes, while desert grasses, forbs, and shrubs are evident within the valley floors and on the mesa tops. Elevations in the region range from about 5,300 feet at the Fry Canyon townsite to over 7,000 feet on the surrounding mesa tops. The project portal is at about 5,750 feet above sea level.

Ownership

The Daneros Project is owned by the Company’s subsidiary EFR White Canyon Corp. Since the Daneros Project Technical Report was written, the Company has reduced the property position around the periphery of the project, without affecting the Mineral Resource as described in the Daneros Project Technical Report. We have also added a Utah State mineral lease of 640 acres in Section 32, T36S, R16E to the project which is not included in the technical report.

The property now consists of 141 unpatented mining claims located on federal land administered by the BLM in San Juan County, Utah, plus the State lease totaling approximately 3,450 acres. The property lies in Sections 1, (11, and 12 were dropped in 2014) T37S, R15E, SLM, Sections (4 dropped in 2014), 5, 6, 7, 8, (10, 11, 15, 17 dropped in 2014), and 18, T37S, R16E (and Section 31 and 33, T36S, R16E dropped in 2014).

The mining claims are maintained by making annual payments of US $155 per claim per year to BLM due September 1st each year, along with a nominal filing fee paid to the county within 30 days of the BLM filing of about $10 per claim. Work expenditures are not required. Holders of unpatented mining claims are generally granted surface access to conduct mineral exploration and mining activities. However, additional mine permits and plans are generally required prior to conducting exploration or mining activities on such claims.

A number of the claims bear production royalties. Claims hosting the Daneros deposit are subject to royalties ranging between 15% of "market value" of the mineralized material and 2.5% of gross proceeds as described in further detail in the Daneros Mine Technical report. Other claims are owned by the Company without encumbrances. The State lease added since the Daneros Project Technical Report carries the standard Utah royalty of 8% on uranium and 4% on vanadium.

Sufficient surface rights are in place for contemplated mining activities and waste storage. Since no milling activities are contemplated on the Daneros Project, no areas are required for tailings storage, heap leach pads, or processing plant sites.

Permitting

The primary permits required for mining activities at the Daneros Project include a Large Mine NOI issued by UDOGM and a PO approved by the BLM. The PO required document preparation and public notice of an EA. The permits obtained by UEC were for the initial stage of mining activities and contemplated eventual expansion of the mining activities, with the inclusion of additional surface area for support facilities. The Daneros Project does not discharge any water, so no discharge permit is required.

Following approval of the PO by the BLM, an appeal of the BLM approval was filed by Uranium Watch and associated non-government organizations. The appeal was ultimately denied by the Utah BLM State office, and appealed to the Department of Interior Board of Land Appeals, which denied the appeal on September 26, 2012.

Permitting for project expansion began in 2012 with the submittal of a construction application to the Utah Division of Air Quality (“UDAQ”) and EPA for radon emissions. This application, which was approved in 2nd Quarter 2012 requires monitoring and annual reporting of radon emissions from the project’s ventilation system. An air permit application was submitted to UDAQ for other regulated air emissions (e.g., fugitive dust, volatile organic compounds) and approved in 4th Quarter 2012. In 1st Quarter 2013, an amended PO and a Large Mine NOI were submitted to the BLM and UDOGM, respectively. An EA is currently being conducted for the proposed Project expansion. The Company expects these amendments to be approved in  late 2016.

Exploration Notices have also been approved for brown fields drilling around the Daneros Project. These notices cover the Daneros and the Lark and Royal claim areas. Energy Fuels is reviewing plans for additional surface drilling in the Daneros Project area.

A surety bond totalling $81,120 has been posted with regulatory authorities to secure reclamation at the Daneros Project.

Geological Setting

Major uranium deposits of the east-central Colorado Plateau district occur principally in two fluvial sandstone sequences. The older is located at or near the base of the Upper Triassic Chinle Formation and the other occurs in the Late Jurassic Salt Wash Member of the Morrison Formation. The main uranium-bearing unit at the Daneros Project and throughout the White Canyon district is the fluvial Shinarump Member, a basal, sandstone-conglomerate sequence deposited in a complex stream system which unconformably overlies and locally scours into oxidized sedimentary units of the Moenkopi Formation.

The Shinarump Member consists of predominantly trough-crossbedded, coarse-grained sandstone and minor gray, carbonaceous mudstone and is interpreted as a valley-fill sequence overlain by deposits of a braided stream system. Uranium mineralization appears to be related to low-energy depositional environments in that uranium is localized in fluvial sandstones that lie beneath organic-rich lacustrine-marsh mudstones and carbonaceous delta-front sediments. The reducing environment preserved in these facies played an important role in the localization of uranium.

Uranium deposits consist of closely-spaced, lenticular mineralized pods which are generally concordant with bedding in paleochannel sediments. Single mineralized pods range from a few feet to a few hundred feet in length and from less than one to more than 10 feet in thickness. Deposits range in size from a few tons to more than 600,000 tons. The Shinarump deposits generally have low vanadium content, and are therefore not processed for vanadium recovery.

The uranium deposit at the Daneros Project, like nearly all others in the White Canyon district, is in the lower part of the Shinarump, especially where it has scoured into the Moenkopi. The lithology, facies, sedimentary structures, and locations within the channel deposits all were important in controlling the migration of fluids and localization of the deposits. Coarser-grained rock is more favorable than fine-grained sand or silt units. Most of the uranium mineralization is overlying impermeable siltstones of the Moenkopi or local siltstone lenses internal of the Shinarump. The lateral edges of channels where they are bounded by mudstones are also favorable locations for mineralization. Historical production from the White Canyon District exceeds 11 million pounds of U3O8.

History

The White Canyon mining district has a long history of exploration and mining. From 1949–1987 production from the district was 2,259,822 tons at an average grade of 0.24% U3O8 for a total of 11,069,032 pounds placing itsecond, behind Lisbon Valley, for uranium production from the Chinle Formation on the Colorado Plateau.

Exploration for uranium has been going on in the White Canyon area since the late 1940s. Prospectors used Geiger counters to investigate outcrops of the Shinarump Sandstone. The history of exploration is closely tied to the Atomic Energy Commission (“AEC”) buying program, opening and closing of the several processing facilities in the region, and the fluctuation of the price of uranium.

The properties in the Daneros Project area remained idle until 1946. From 1948 until 1951, White Canyon and the nearby Red Canyon and Deer Flat areas were subject to intense exploration. The AEC ore procurement program ended on December 31, 1970, and during the early 1970s minimal production was recorded from the district.

Production from the district increased again by 1974 when the demand for uranium increased due to nuclear power generation. Exploration and production once again increased in the White Canyon District. In 1974, Utah Power and Light Company (“UP&L”) began to acquire properties in the White Canyon district, which included a 100% interest in the Spook-Bullseye property and a 60% interest in the Lark-Royal property both located near the Daneros Project in Red Canyon.

Between 1975 and 1985, UP&L conducted several phases of drilling leading to definition of the Lark, Royal, and Bullseye deposits near the modern day Daneros Project. UP&L drilled 595 diamond drill holes with an average depth of 510 feet and, following industry standard procedures, logged all holes using down-hole geophysical (gamma) probes to identify radioactive horizons. Anomalous horizons were sampled and analyzed for uranium.

UP&L never started mining activities in the White Canyon district, due to the collapse of the uranium price by 1982. By 1987 the last mines in the White Canyon district closed due to declining economics, socio-political factors and competition from lower cost producers. Following 1987, the properties were idle and little or no exploration activity took place in the White Canyon district.

In 1993 UP&L dropped its mining claims in the White Canyon District. In October 1993, Eugene and Merwin Shumway staked the Daneros claims that covered the deposits UP&L had discovered. Eugene and Merwin Shumway quitclaimed their claims to Wilene and Mike Shumway, Terry Leach, and James Lammert in March, 1994. No exploration or development took place between 1994 and 2005. From 2005 to 2007, these individuals began acquiring properties with known historic mineral deposits in the White Canyon district.

In 2007, Utah Commodities Pty, Ltd. who later changed its name to White Canyon Uranium Limited (“WCUL”), which operated in the United States through its wholly owned subsidiary, UEC, acquired a 100% interest in the Daneros claims from those individuals. In December 2008, WCUL purchased 33 additional claims, known as the Lark-Royal Project, an extension of the Daneros Project, from Uranium One.

WCUL began drilling programs in Bullseye Canyon during 2007. The first program drilled 8 holes within the five Daneros claims. A second program in 2008 drilled 16 diamond drill holes and 1 rotary drill hole. Finally, a third program, also in 2008, drilled 11 diamond drill holes and 9 rotary drill holes. The success of this drilling provided the basis for mineral resource estimates relied upon by WCUL to commence mining activities at the Daneros Project.

The Daneros Project was constructed and uranium bearing material was extracted by WCUL, through its subsidiary UEC. WCUL gathered the necessary environmental data and submitted applications for approvals to open an underground facility at Daneros. A PO was submitted to the BLM and was approved in May, 2009, following which UEC commenced active construction at the project, including driving a decline into the main deposit at Daneros. The first loads of mineralized material from the Daneros Project were delivered to the White Mesa Mill in December, 2009, then operated by Denison Mines. In January 2010, Denison entered into a toll milling agreement with UEC, which was then a wholly-owned subsidiary of WCUL.

In 2011, Denison acquired all of the issued and outstanding shares of WCUL, including all of the shares of UEC. In June 2012, Energy Fuels acquired all of the issued and outstanding shares of WCUL as part of its acquisition of the U.S. Mining Division from Denison, which included the Daneros Project and all of the shares of UEC (which is now named EFR White Canyon Corp.). Denison, and then the Company, kept the project in operation using the same contractors (until placing it on standby in October 2012 after the Daneros Project Technical Report was written. From 2010 through 2012 Denison and the Company extracted approximately 123,000 tons of mineralized material from the Daneros Project at an average grade of 0.288% U3O8 containing about 708,000 pounds of U3O8.

Mineralization

Uraninite (pitchblende) is by far the dominant primary uranium mineral in the Shinarump deposits. It occurs as distinct grains, fine-grained coatings on and pore-fillings between detrital quartz grains, partial replacement of feldspar grains, and as replacement in carbonized wood and other remains of organic matter. Metallic sulfide minerals are often abundant. Where secondary oxidation has occurred, minor amounts of uranyl carbonates, sulfates, and phosphates are found. The source of the uranium is not well established. Overlying shaley units of the Chinle contain clays derived from volcanic ash that is uraniferous. The source area of the arkosic sediments was also a uranium-rich province.

Present Condition of the Property and Work Completed to Date

The Daneros Project is fully permitted and constructed. The facilities consist of a modular trailer for the project office, two reinforced portals for access to and from the underground workings, a generator building, and an equipment storage and maintenance building. The deposit is accessed from the surface through a 450 feet long decline at a gradient of -15%. Two ventilation shafts daylight on the topographic bench above the underground workings.

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2015, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

We are maintaining the project on care and maintenance. Additional permitting is ongoing as described above. Energy Fuels has reviewed the remaining resources and has evaluated prospective areas for future exploration drilling. There are no plans to perform any drilling in 2016.

Mineral Resource Estimate

We published an Inferred Mineral Resource for the Daneros property on July 19, 2012, based on the Daneros Mine Technical Report, soon after the property was acquired from Denison. The following table summarizes the resource estimate set out in that report. Note, the following resource estimates were prepared under NI-43-101 and CIM definitions. None of the resources are reserves within the meaning of SEC Industry Guide 7.

INFERRED MINERAL RESOURCES – JULY 2012
Energy Fuels Inc.– Daneros Deposit

DEPOSIT	TONS	%eU3O8	LBS
DANEROS	156,600	0.263	824,109

Notes:

1)

Mineral Resources were classified in accordance with CIM Definition Standards and are not reserves within the meaning of SEC Industry Guide 7. Mineral Resources that are not reserves do not have demonstrated economic viability.

2)	Cut-off grade was 0.15% eU3O8.
3)	Mineral resources have not been demonstrated to be economically viable.
4)	Grades were converted from gamma-log and assay data and presented in equivalent U3O8 (eU3O8).
5)	A grade-shell wireframe at 0.15% eU3O8 was used to constrain the grade interpolation.
6)	All material within the wireframe is included in the estimate.
7)	High grades were capped at 0.8 % eU3O8.

After completion of the Daneros Technical Report in June 2012, mining continued through October 2012. The remaining Inferred Mineral Resource estimate following that mining is approximately 156,000 tons of material at an average grade of 0.21% U3O8 containing 661,000 pounds of U3O8.

Non-Material Mineral Properties

This section describes additional non-material mineral properties that we hold. As these projects are not considered material to our business, we may pursue the potential sale, joint venture, trade or other transaction involving one or more of these projects.

We hold the following non-material mineral properties:

Other ISR Projects

Our Properties in the Powder River Basin, Wyoming:

Our properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 19,801 acres consisting of property 100% owned by the Company through its wholly owned subsidiary, Uranerz. These properties include: the North Rolling Pin Property, the Reno Creek Property, the West North Butte Property, and the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, and Niles Ranch properties.

In general, these ISR projects are located in basins containing sandstones of Tertiary age with known uranium mineralization. Limited exploration was conducted by Uranerz on each project except for Verna Ann and Niles Ranch.

Additional leasing in the Reno Creek Property prompted Uranerz to acquire past exploration data for this area, which indicates potential uranium mineralization. Additional exploration and environmental base-line work will be required before submitting permit applications for the Reno Creek Property. The Reno Creek Property consists of three unpatented lode mining claims, 18 mineral leases, and three surface use agreements. The project area covers approximately 1,332.57 acres. The fee land in the project is covered by mineral leases, some of which have annual payments and some of which are paid up leases. The mineral leases have primary terms of 10 years and can be held by production (as defined in the leases). Some of the mineral leases will expire in 2016, 2017, 2018 and 2019. The fee surface is covered by three Surface Use Agreements which include damage payments paid on an annual basis. Sixteen of the mining leases have a two-tier royalty based on the price of U3O8 at the time of sale, which is 6% for a U3O8  price less than $45.00 per pound or 8% for a U3O8 price equal to or greater than $45.00 per pound. Two of these leases have a flat 8% of the total gross proceeds. Access to the project is off of Highway 387, which runs through the northern end of the project area. A technical report titled “Technical Report, Reno Creek Property, Campbell County, Wyoming, U.S.A.” dated October 13, 2010, was prepared by Douglass Graves, P.E. of Trec, Inc., in accordance with NI 43-101 (the “Reno Creek Technical Report”). Mr. Graves is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. The Reno Creek Technical Report is available on SEDAR at www.sedar.com. The Reno Creek Technical Report reports the following mineral resources calculated in accordance with NI 43-101. None of these resources are reserves within the meaning of SEC Industry Guide 7.

Reno Creek Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	2,281	0.061%	2,782
Indicated Resources	1,550	0.049%	1,511
Total M&I	3,831	0.056%	4,293
Inferred Resources	190	0.037%	142

Other Wholly-owned Powder River Basin ISR Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources Total	310	0.062%	387
North Rolling Pin (2)	310	0.062%	387
Indicated Resources Total	1,198	0.130%	3,115
West North Butte (3)	926	0.153%	2,837
North Rolling Pin	272	0.051%	278
Total M&I	1,508	0.116%	3,502
Inferred Resources	1,156	0.117%	2,715

Total
West North Butte (3)	1,117	0.120%	2,682
North Rolling Pin	39	0.042%	33

(1)

All numbers are rounded. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the tables above and below differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

(2)

The North Rolling Pin property is discussed in the Technical Report titled “Technical Report West North Butte Satellite Properties Campbell County, Wyoming, U.S.A.”, dated December 9, 2008, prepared by Douglas H. Graves of TREC, Inc. and Don R. Woody of Woody Enterprises and is available on SEDAR at www.sedar.com.

(3)

The West North Butte satellite properties include West North Butte, East North Butte, and Willow Creek, as described in the Technical Report titled “Technical Report North Rolling Pin Property Campbell County, Wyoming, U.S.A.” dated June 4, 2010, prepared by Douglas H. Graves of TREC, Inc. and is available on SEDAR at www.sedar.com.

Arkose Joint Venture, Powder River Basin, Wyoming:

The Company, through its wholly owned subsidiary Uranerz, holds an undivided 81% interest in the Arkose Joint Venture, which holds an additional 46,748 acres in the Powder River Basin. Uranerz completed the acquisition of its interest in the Arkose Joint Venture mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement previously announced on September 19, 2007 between Uranerz, and NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”).

In connection with the acquisition of its interest in the Arkose Joint Venture, Uranerz entered into a venture agreement dated as of January 15, 2008 (the “Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Sellers and their designee under the purchase and sale agreement. Under the Venture Agreement, United Nuclear will hold (and contribute to) its nineteen percent (19%) working interest in the Arkose Joint Venture, and Uranerz will operate and be the manager of the Venture. Uranerz and United Nuclear agreed to contribute funds to programs and budgets approved under the Arkose Mining Venture in accordance with their respective interests in the Venture.

The Arkose Mining Venture includes the following property units on which Uranerz has conducted exploration:

  North Jane *
  South Doughstick
  Cedar Canyon
  East Buck
  South Collins Draw
  Sand Rock
  Little Butte
  Beecher Draw
  Lone Bull
  Kermit
  Monument
  Stage

*now included in the Nichols Ranch Project as part of the Jane Dough Property.

Except as noted, the following description of the Arkose Joint Venture properties is based on a technical report titled “Arkose Uranium Project Mineral Resource and Exploration Target, 43-101 Technical Report” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS, Inc. in accordance with NI 43-101 (the “Arkose Technical Report”). Mr. Beahm is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Arkose Technical Report is available on SEDAR at www.sedar.com.

The Arkose Joint Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows:

Property	Ownership Interest(1)	Number of Claims/	Acreage
Composition		Leases	(Approximate)
Unpatented Lode Mining Claims	81%	1,672	33,423
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	60	11,245
TOTAL		1,735	46,748

(1)	Subject to royalties.

Arkose JV-owned Powder River Basin ISR Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	---		---
Indicated Resources	---		---
Inferred Resources Total	2,058	0.099%	4,066
East Buck	656	0.11%	1,436
Little Butte	1,021	0.09%	1,752
Sand Rock	184	0.10%	381
South Doughstick	197	0.13%	497

(1)

All numbers are rounded. The Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Shirley Basin, Wyoming

Our wholly-owned Shirley Basin uranium properties exceed 2,500 acres of federal lode mining claims (126 unpatented claims) and 680 acres in two Wyoming State Leases. Previous exploration conducted by Utah International identified a number of mineralized areas requiring follow-up exploration. Some of our property in the Shirley Basin is adjacent to Ur-Energy’s planned ISR mine and may be offered for sale.

We acquired the Shirley Basin properties on August 29, 2013 as a result of our acquisition of Strathmore.

Other Conventional Projects

Arizona Strip

Extraction of mineralized materials at our Pinenut Project commenced in July of 2013 and concluded in the first half of 2015, when the resources were considered to be depleted. We continue to ship mineralized material from the surface stockpile at Pinenut to the White Mesa Mill. All mineralized material should be removed from the project site by mid-March 2016. The Pinenut Project is currently in reclamation. Mineral extraction at our Arizona 1 Project commenced in December 2009, and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the permitting and/or evaluation stage. Permitting at the Wate Project and the EZ Project is currently on hold. The DB1 breccia pipe deposit is in the exploration stage. A description of the Wate Project can be found in the NI 43-101 report titled “NI 43-101 Technical Report on Resources Wate Uranium Breccia Pipe-Northern Arizona, USA” dated March 10, 2015, prepared by Allan Moran and Frank A. Davies of SRK Consulting and available on www.sedar.com and on EDGAR at www.sec.gov. A description of the Arizona 1 and Pinenut Projects can be found in the Technical Report titled “Technical Report on the Arizona Strip Uranium Project, Arizona, U.S.A.”, dated June 27, 2012, prepared by Thomas C. Pool, P.E and David A. Ross, M.Sc., P.Geo. of RPA and available on www.sedar.com and on EDGAR at www.sec.gov. The EZ Project is described in the technical report titled “Technical Report on the EZ1 and EZ2 Breccia Pipes, Arizona Strip District, U.S.A.” dated June 27, 2012, prepared by David A. Ross and Christopher Moreton of Roscoe Postle Associates and available on www.sedar.com and on EDGAR at www.sec.gov.

Other Arizona Strip Properties Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	---		---
Indicated Resources	---		---
Inferred Resources Total	321	0.523%	3,357
Arizona 1	26	0.258	134
Pinenut	---	---	---
Wate	71	0.787	1,118
EZ1 and EZ2	224	0.47%	2,105

(1)        All numbers are rounded. The Mineral Resources are not reserves within the meaning of SEC Industry Guide 7.  Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Colorado Plateau

As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. It is maintained so that it can be restarted with little relative effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned in 2016.

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008, and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2016.

The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990’s. Calliham ceased production due to low uranium prices. It consists of three fee mineral leases covering about 1,670 acres. A description of the property can be found in the NI 43-101 report “Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A..” dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences and available on www.sedar.com.

Other Colorado Plateau Conventional Properties Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)	Grade %eV2O5	Pounds V2O5 (,000)
Measured Resources Total	444	0.173%	1,540	1.43%	12,714
Sage Plain	444	0.173%	1,540	1.43%	12,714
Indicated Resources Total	200	0.269%	1,074	0.96%	3,840
Whirlwind	169	0.297%	1,003	0.97%	3,293
Sage Plain	31	0.115%	71	0.88%	547
Inferred Resources Total	449	0.227%	2,037	0.75%	6,756
Whirlwind	437	0.229%	2,000	0.74%	6,472
Sage Plain	12	0.154%	37	1.18%	284

(1)

All numbers are rounded. These Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Gas Hills

No mining activity has taken place at the Gas Hills Project in Wyoming since our acquisition of the property in August 2013 through our acquisition of Strathmore. The last mining activity on the property occurred in the 1980’s. The property size (as reported in the NI 43-101 report “National Instrument 43-101 Technical Report Update of Gas Hills Uranium Project Fremont and Natrona Counties, Wyoming, USA” dated March 22, 2013, prepared by Richard L Nielsen, Thomas C. Pool, Robert L. Sandefur, and Matthew P. Reilly of Chlumsky, Armburst, and Meyer, available on www.sedar.com), has been reduced since the acquisition. We now hold 628 unpatented lode mining claims (approximately 12,500 acres) lying in both Natrona and Fremont counties 22 miles northeast of Jeffrey City, Wyoming, a 320 acre Wyoming State Mineral Lease, and a private Mineral Lease covering 80 acres. The retained property continues to cover the known mineralized areas that are described in the Gas Hills Technical Report. The Gas Hills Project is currently being held for sale or disposition.

Gas Hills Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	---		---
Indicated Resources	2,300	0.117%	5,400
Inferred Resources	3,900	0.071%	5,500

(1)

All numbers are rounded. These Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Juniper Ridge

No mining activity has occurred at the Juniper Ridge Project in Wyoming since our acquisition of the property in August 2013 through our acquisition of Strathmore. The last mining activity on the property occurred in the 1970’s. The property size (as reported in the NI 43-101 report “Juniper Ridge Uranium Project Carbon County, Wyoming, USA Updated 43-101 Mineral Resource and Preliminary Economic Assessment Technical Report” dated January 27, 2014, prepared by Douglas L. Beahm of BRS Inc. and Terrence P. McNulty of T.P. McNulty and Associates Inc. and available on www.sedar.com) has been reduced since the acquisition. We now hold 130 unpatented lode mining claims (approximately 2,500 acres) and a 640 acre Wyoming State Mineral Lease located in Carbon County, six miles west of Baggs, Wyoming. The retained property continues to cover the known mineralized areas that are described in the Juniper Ridge Technical Report. The Juniper Ridge Project is currently being held for sale or disposition.

Juniper Ridge Mineral Resources(1)
Classification	Tons (,000)	Grade %eU3O8	Pounds U3O8 (,000)
Measured Resources	---		---
Indicated Resources	5,233	0.058%	6,120
Inferred Resources	107	0.085%	182

(1)

All numbers are rounded. These Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Sold Properties

Three properties that we previously held in New Mexico were sold in 2015. The claims at the Nose Rock property and the private lease of the Marquez property were sold to Tigris in December 2015. The claims and State Mineral Leases on the Church Rock property were assigned to URI in August 2015 as partial consideration for the properties we acquired from URI contiguous with the Roca Honda Project. The Utah State Mineral Lease at the Cedar Mountain property was also sold to Tigris in December 2015 along with three exploration claim groups in southern Utah: Geitus, Blue Jay, and Marcy-Look.

Exploration Properties

Department of Energy (DOE) Lease Tracts

We currently hold eight DOE uranium leases in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completes a full EIS on its Uranium Leasing Program. The Final EIS was made available and the Record of Decision was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the law suit. However, the DOE has not yet petitioned the Court to remove the stay on the leases; therefore, we have no plans for any additional exploration work in 2016. Prior to the 2011 stay, we conducted drilling on CM-24 and G-26.

HC Claims (Calamity Mesa) and Torbyn Claims (Tenderfoot Mesa)

We lease two groups of unpatented lode mining claims from Rimrock Exploration and Development Inc. (“Rimrock”). The 30 HC claims are located on Calamity Mesa, Mesa County, Colorado and cover the historic New Verde property. Three drill projects have been completed on the HC claims in 2007, 2008, and 2009. The New Verde property is adjacent to DOE lease C-G-26. It will remain a low-priority exploration project until the Court lifts the injunction against the DOE leasing program (see “DOE Lease Tracts” above).

The Torbyn property on Tenderfoot Mesa, Mesa County, Colorado consists of 40 unpatented lode mining claims covering the Torbyn property and surrounding area. Four drilling programs have been completed on the Torbyn claims in 2007, 2008, 2009, and 2012. More drilling is needed to enlarge the known resource near the historic property in order to make a decision whether to proceed with permitting. However, no exploration drilling is planned in 2016.

ITEM 3. LEGAL PROCEEDINGS

Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

White Mesa Mill

In November 2012, the Company was served with a Plaintiff’s Original Petition and Jury Demand in the District Court of Harris County, Texas, claiming unspecified damages from the disease and injuries resulting from mesothelioma from exposure to asbestos, which the Plaintiff claims was contributed to by being exposed to asbestos products and dust while working at the White Mesa Mill. The Company does not consider this claim to have any merit, and therefore does not believe it will materially affect our financial position, results of operations or cash flows. In January, 2013, the Company filed a Special Appearance challenging jurisdiction and certain other procedural matters relating to this claim. No other activity involving the Company on this matter has occurred since that date.

In January, 2013, the Ute Mountain Ute tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated, and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.

In April 2014, the Grand Canyon Trust filed a citizen suit in federal district court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleges that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asks the court to impose injunctive relief, civil penalties of up to $37,500 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint. The parties are currently briefing motions for summary judgement relating to this litigation.

Canyon Project

In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. Briefing on the appeal on the merits is now complete, and the parties are waiting for a hearing to be scheduled. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.

ITEM 4. MINE SAFETY DISCLOSURE

The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Energy Fuels’ Common Shares are listed and traded on the TSX under the symbol “EFR” and on the NYSE MKT under the symbol “UUUU”. The following table sets forth, for the calendar quarters indicated, the high and low sales price per common share of Energy Fuels, in each case as reported on the NYSE MKT and the TSX. In addition, the table sets forth the quarterly cash dividends per share declared by Energy Fuels with respect to its Common Shares.

	Energy Fuels NYSE MKT			Energy Fuels TSX
	(US Dollars)			(Canadian Dollars)
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared

2015
First Quarter	$6.25	$4.26	$—	$7.32	$5.40	$—
Second Quarter	$5.60	$4.00	$—	$6.73	$5.03	$—
Third Quarter	$4.71	$2.76	$—	$6.09	$3.68	$—
Fourth Quarter	$3.48	$1.84	$—	$4.50	$2.47	$—

2014
First Quarter	$11.85	$5.75	$—	$13.03	$6.10	$—
Second Quarter	$9.87	$6.62	$—	$10.87	$7.15	$—
Third Quarter	$7.99	$6.46	$—	$8.68	$7.22	$—
Fourth Quarter	$8.00	$5.55	$—	$9.00	$6.24	$—

As of March 14, 2016, the closing bid quotation for our Common Shares was $2.39 per share as quoted by the NYSE MKT.

As of March 14, 2016, Energy Fuels had 51,889,545 Common Shares issued and outstanding, held by approximately 46,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

We have never declared cash dividends on our common shares. We anticipate that we will retain any earnings to support operations and to finance the growth of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent on the financial condition, operating results, capital requirements, and other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On June 22, 2015, the Company issued 301,268 Common Shares to Cantor Fitzgerald Canada Corporation and 316,564 Common Shares to Haywood Securities Inc. in satisfaction of financial advisory fees relating to the acquisition of Uranerz. The issuance of these securities was exempt from the registration requirements of the Securities Act by virtue of Regulation S.

On August 3, 2015, the Company issued 76,455 Common Shares to Uranium Resources, Inc. to acquire certain properties from Uranium Resources, Inc. These shares were not registered under the Securities Act, or the laws of any state and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuance of these securities was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction by an issuer not involving a public offering.

On October 27, 2015, the Company issued 92,906 Common Shares to Anfield Resources Holding Corp. to acquire its 50% membership interest in Wate Mining Company, LLC. These shares were not registered under the Securities Act, or the laws of any state and are subject to resale restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The issuance of these securities was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction by an issuer not involving a public offering.

Use of Proceeds

The sale of Common Shares pursuant to an “at the market” (“ATM”) offering commenced on October 15, 2015. A Form F-10 Registration Statement (File No. 333-194916) and a prospectus supplement dated September 29, 2015 are available on EDGAR at www.sec.gov. The offering has terminated in conjunction with filing this Annual Report on Form 10-K. Sales under the ATM were made pursuant to a Sales Agreement entered into with Cantor Fitzgerald & Co. The estimated amount of expenses incurred for the Company’s account in connection with the issuance of the distribution of the securities was $238,000. This amount includes the sales commission paid to Cantor Fitzgerald & Co. As of December 31, 2015, the Company had received $2.87 million from the ATM offering (additional funds were also received subsequent to the year-end); however the Company has not yet spent any of the funds received. The Company anticipates using such proceeds in the first and/or second quarter of 2016 to: repurchase any Debentures pursuant to the normal course issuer bid; fund development at the Nichols Ranch Project; finance development of its Canyon Project; and for general corporate needs and working capital requirements. Management of Energy Fuels will have discretion with respect to the actual use of the net proceeds of the ATM offering.

Repurchase of Securities

During 2015, neither we nor any of our affiliates repurchased shares of our common shares registered under Section 12 of the Securities Exchange Act of 1934, as amended. On October 2, 2015, the Company commenced a normal course issuer bid (“NCIB”) to purchase for cancellation up to Cdn$2.2 million aggregate amount of its outstanding Debentures, representing approximately 10% of the Cdn$22,000,000 aggregate principal amount of Debentures outstanding at that time. The Company may purchase the Debentures at prevailing market prices and by means of open market transactions through the facilities of the TSX. The NCIB will remain in effect until the earlier of October 1, 2016, or the date on which the Company has purchased the maximum number of Debentures permitted under the NCIB. As of the date hereof, the Company has not repurchased any Debentures under the NCIB.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, concerning stock options and restricted stock units (“RSU’s”) outstanding pursuant to our 2015 Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition. Options which were assumed as part of the Strathmore acquisition have expired and are therefore excluded from the table below, since none remained outstanding at December 31, 2015.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights (USD)(1)	Number of Common Shares remaining available for future issuance(1)
Energy Fuels Omnibus Equity Incentive Compensation Plan	2,365,559(2)	$5.68(3)	2,825,488
Uranerz Replacement Options	1,159,578	$5.74	Nil
Total	3,525,137	$5.71	2,825,488

(1) The number of Energy Fuels Common Shares, and the exercise price thereof, have been adjusted to take into account the 50 for 1 share consolidation that occurred on November 5, 2013 (the “Consolidation”).
(2) Includes 1,287,829 stock options and 1,077,730 restricted stock units. Each restricted stock unit vests as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each restricted stock unit entitles the holder to receive one common share without any additional payment.
(3) 1,077,730 restricted stock units have been excluded from the weighted average exercise price because there is no exercise price.

Energy Fuels Equity Incentive Plan

The Equity Incentive Plan was approved by the board of directors on January 28, 2015 and by shareholders on June 18, 2015. The Equity Incentive Plan supersedes and replaces the Energy Fuels Stock Option Plan, which was the Company’s prior equity incentive program. All stock options previously granted pursuant to the Energy Fuels Stock Option Plan which remain outstanding are incorporated into the Equity Incentive Plan. Employees, directors, and consultants of the Company and its affiliates are eligible to participate in the Equity Incentive Plan. The Board of Directors, or a Committee authorized by the Board of Directors (the “Committee”), administers the Equity Incentive Plan. The Committee may grant awards for non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred share units, restricted stock units, performance shares, performance units, and stock-based awards to eligible participants. The ability to grant a broad range of equity incentive awards is consistent with the practices of similar public companies. Pursuant to the rules of the TSX, the Equity Incentive Plan must be renewed by approval of Energy Fuels shareholders every three years.

Uranerz Options

On June 18, 2015, in connection with the acquisition of Uranerz, Energy Fuels issued 2,048,000 stock options of Energy Fuels, by assuming the then-existing options granted pursuant to the Uranerz 2005 Stock Option Plan, as amended on June 10, 2009 (the “2005 Stock Option Plan”). These options are now exercisable for Energy Fuels’ Common Shares, subject to the exchange ratio set out in the Merger Agreement. No further stock options will be granted pursuant to the 2005 Stock Option Plan. The options have varying expiry dates with the last options expiring in June 2025.

Stock Performance Graph

The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels common shares beginning on December 31, 2010, as compared with the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Ur-Energy, Peninsula Energy, Berkeley Energia, Toro Energy, Uranium Energy Corp., Paladin Energy, UEX Corp., Denison Mines Corp., Uranium Resources Inc., and Energy Resources of Australia). The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on December 31, 2010 in Energy Fuels common shares along with the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of Energy Fuels, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

Certain Canadian Federal Income Tax Considerations

The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder, or the Tax Act, to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us or the underwriters; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada, or a Non-Resident Holder. Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a NonResident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such NonResident Holders should seek advice from their own tax advisors.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals, or the Proposed Amendments, to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency, or the CRA, published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental, or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.

Non-Resident Holders should consult their own tax advisors with respect to an investment in our Common Shares. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any prospective purchaser or holder of our Common Shares, and no representations with respect to the income tax consequences to any prospective purchaser or holder are made. Consequently, prospective purchasers or holders of our Common Shares should consult their own tax advisors with respect to their particular circumstances.

Currency Conversion

Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding, or disposition of our Common Shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a NonResident Holder may be affected by fluctuations in the Canadian-U.S. dollar exchange rate.

Disposition of Common Shares

A Non-Resident Holder will not generally be subject to tax under the Tax Act on a disposition of a common share, unless the common share constitutes “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the TSX and NYSE MKT) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the NonResident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such NonResident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of Common Shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.

Receipt of Dividends

Dividends received or deemed to be received by a Non-Resident Holder on our Common Shares will be subject to Canadian withholding tax under the Tax Act. The general rate of withholding tax is 25%, although such rate may be reduced under the provisions of an applicable income tax convention between Canada and the Non-Resident Holder’s country of residence. For example, under the Canada-United States Income Tax Convention (1980) as amended, or the Treaty, the rate is generally reduced to 15% where the Non-Resident Holder is a resident of the United States for the purposes of, and is entitled to the benefits of, the Treaty.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data about Energy Fuels for the last four years is set forth in the table below. You should read the data in the table in conjunction with the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes set forth in Item 8. “Financial Statements and Supplementary Data”. The 2012 numbers are unaudited.

	At December 31,
	2015	2014	2013	2012
Total assets	$192,280	$128,589	$216,781	$203,781
Total long-term obligations	$38,675	$21,348	$26,539	$27,111

	For the year ended December 31,
	2015	2014	2013	2012
Sales	$61,351	$46,253	$64,321	$33,955
Net income (loss) (1)	$(82,357)	$(86,635)	$(36,590)	$20,694
Basic and diluted income (loss) per share	$(2.46)	$(4.41)	$(2.27)	$2.38
Dividends per share	Nil	Nil	Nil	Nil

(1)Included in the net income (loss) above
Gain on purchase of US Mining Division of Denison Mines Corp	$-	$-	$-	$50,731
Impairment losses on property, plant and equipment	$(10,994)	$(80,071)	$-	$(3,523)
Impairment losses on goodwill	$(47,730)	$-	$-	$-

Note: Over the four years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, "Description of Business; Development of the Business - Major Transactions over the Past Five Years" above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2015, and the related notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”

Conversion from IFRS to U.S. GAAP

In 2013, the Company listed its shares on the NYSE MKT, and registered its securities under the Exchange Act. This registration subjected the Company to ongoing reporting requirements under the Exchange Act. Under the multijurisdictional disclosure system, Canadian issuers that meet the definition of ‘foreign private issuer’ under the rules of the United States Securities and Exchange Commission (the “SEC”) are permitted to use Canadian disclosure documents to largely satisfy their reporting requirements with the SEC. As a result of the June 2015 acquisition of Uranerz, the Company now has more than 50% of its outstanding voting securities of record held either directly or indirectly by residents of the United States. Accordingly, the Company ceased to meet the requirements for “foreign private issuer” status for SEC reporting purposes and, as of January 1, 2016, became a domestic issuer.

As a U.S. domestic issuer, the Company is required to file an annual report on Form 10-K covering the year ended December 31, 2015. The Company is also, as of January 1, 2016, obligated to comply with additional reporting requirements of the Exchange Act applicable to domestic issuers, including filing quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements.

U.S. domestic issuers are required to prepare financial statements included in SEC filings in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and to report in U.S. dollars. Accordingly, the Company’s Annual Report on this Form 10-K contains, for the three years ended December 31, 2015 audited annual financial statements which have been prepared in accordance with US GAAP. All financial statements and selected financial data for prior periods presented herein have been converted from IFRS into US GAAP.

Overview

Prior to June 2012, Energy Fuels was primarily a uranium and vanadium exploration, permitting, and evaluation company with no revenue or operating properties. In June 2012, Energy Fuels acquired the US Mining Division of Denison Mines Corp. and began revenue producing activities from these properties. The activities of Energy Fuels, including support staff and expenditures, increased dramatically upon completion of the acquisition. All activities of the Company prior to the June 18, 2015 acquisition of Uranerz concerned the Conventional Uranium Segment.

On June 18, 2015, Energy Fuels acquired all of the outstanding shares of Uranerz which had, among other properties, an active in situ uranium extraction and recovery facility. These operations acquired from Uranerz are included in the consolidated financial statements as of June 18, 2015 and represent the Company’s ISR Uranium Segment.

While the Company has uranium extraction and recovery activities and generates revenue, it is in the Exploration Stage (as defined by SEC Industry Guide 7) as it has no Proven or Probable Reserves within the meaning of SEC Industry Guide 7. Under US GAAP, for a property that has no Proven or Probable Reserves, the Company capitalizes the cost of acquiring the property (including mineral properties and rights) and expenses all costs related to the property incurred subsequent to the acquisition of such property. Acquisition costs of a property are depreciated over its estimated useful life for a revenue generating property or expensed if the property is sold or abandoned. Acquisition costs are subject to impairment if so indicated.

Outlook

With the June 2015 acquisition of Uranerz, which includes the Nichols Ranch Project, Energy Fuels has increased its flexibility to adjust its recovery of uranium to respond to market conditions and to meet the requirements of its sales contracts. As a result, the Company has expanded its ability to bring additional uranium extraction and recovery on line within months after a decision is made. This allows the Company to efficiently fulfill its existing commitments and commit to new spot and term sales that will be sourced from uranium recovered from the Company’s facilities. The Company plans to extract and/or recover uranium from the following sources in 2016 (each of which is more fully described below):

1)	Nichols Ranch Project;
2)	Alternate feed materials; and
3)	Pinenut Project material that is available for milling.

In response to continued uranium price weakness and market uncertainty, the Company expects to continue cash conservation efforts until such time that sustained improvement in uranium market conditions is observed. In addition, the Company is continuing to manage its activities and assets conservatively, maintaining its substantial uranium resource base and its ISR and conventional uranium extraction and recovery capabilities, and only scheduling recovery at the White Mesa Mill and the Nichols Ranch Project as market conditions, availability of mill feed, cash needs, and/or contract delivery requirements may warrant.

The Company will continue to evaluate acquisition opportunities that may arise.

Extraction and Recovery Activities – Overview

The Company expects to recover approximately 950,000 pounds of finished U3O8 for the year ending December 31, 2016, as further described below.

The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in its existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at conservative levels until such time as market conditions improve sufficiently and/or the Company requires cash to meet its business needs. This allows the Company to maintain its mineral resources for future sales at price levels that we expect to be higher than current levels and, accordingly, to be able to achieve the benefit of expected future uranium price increases.

Extraction and Recovery – ISR Uranium Segment

The Company expects the Nichols Ranch Project to extract and recover approximately 350,000 pounds of finished U3O8 for the year ending December 31, 2016.

At December 31, 2015, the Nichols Ranch Wellfields had six header houses extracting uranium. The Company plans to complete three additional header houses by the end of 2016. The Company has completed all monitor wells in Production Area #2.

In February 2016, the Company completed construction of the elution circuit and began the elution process at the Nichols Ranch Plant. Yellowcake slurry from this circuit will be shipped to our White Mesa Mill for final yellowcake drying, packaging, and shipment to a conversion facility.

Permitting of the adjacent Jane Dough Property is continuing and is expected to be completed in advance of our need to begin wellfield construction. Also, the Hank Project is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.

Extraction and Recovery – Conventional Uranium Segment

The Company expects the White Mesa Mill to recover approximately 600,000 pounds of finished U3O8 for the year ending December 31, 2016.

The Company is planning to recover approximately 350,000 pounds of U3O8 which was extracted from its Pinenut Project. Shipment of this material to the Mill was completed in March 2016. The Pinenut Project is now fully depleted, and the Company has commenced reclamation activities.

During 2016, the Company also expects to recover approximately 250,000 pounds of U3O8 from alternate feed materials.

The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Once the processing for 2016 concludes (expected to be in late 2016), the Company expects to place uranium recovery activities at the Mill on standby until additional mill feed becomes available. The Mill will dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign will be subject to receipt of sufficient mill feed that would allow the Company to operate the Mill on a profitable basis and/or recover a portion of its standby costs.

The Company has re-started shaft sinking activities at the Canyon Project and has completed the installation of new equipment and infrastructure to optimize shaft sinking rates and realize construction cost savings. Once the shaft depth approaches the mineralized zone, we plan to complete additional exploration drilling to further evaluate the deposit. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, and sales requirements.

The Company expects to continue to pursue permitting activities at certain of its conventional projects, including the Roca Honda Project and the Sheep Mountain Project. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts.

Finally, the Company plans to continue to maintain, and update as necessary, all permits on its standby properties. These properties will remain on standby until market conditions improve such that the material can be sold at prices that support extraction. The Company also plans to continue to evaluate its non-core properties for sale or abandonment in order to reduce costs and/or receive value for these properties. The Company is continuing to monitor corporate and field overhead to reflect the lower levels of activity.

Sales

For 2016, the Company forecasts sales under its existing long-term contracts to total approximately 550,000 pounds of U3O8. The prices for material sold under the existing long-term contracts is either fixed or at floors. The average sales price under the Company’s long-term contracts is expected to be higher in 2016 than 2015 levels. The Company expects to complete these sales from both U3O8 already in inventory or expected to be recovered from its planned activities discussed above.

The Company is currently monitoring market conditions for additional sales opportunities. Selective spot sales are expected to be made as necessary to generate cash for operations and development activities.

In 2017, the Company expects to have existing inventory or expected production to meet all of its commitments to sell 620,000 pounds of uranium under its existing long-term contracts at average sales prices higher than 2015 levels.

The Company also continues to pursue new sources of revenue, including expansion of its alternate feed business.

Results of Operations

The following table summarizes the results of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands of dollars):

	Years ended December 31,
	2015	2014	2013
Revenue	$61,351	$46,253	$64,321
Costs and expenses applicable to revenue	37,617	29,907	55,872
Impairment of inventories	-	-	2,922
Gross Profit	23,734	16,346	5,527

Other operating costs and expenses
Development, permitting and land holding	8,762	1,488	11,920
Stand by costs	10,765	5,140	5,009
Accretion of asset retirement obligation	494	412	302
Total other operating costs and expenses	20,021	7,040	17,231

Selling, general & administration
Selling costs	316	279	1,074
Intangible asset amortization	5,364	3,893	5,342
General and administration	12,325	11,341	12,828
Costs directly attributable to acquisitions	6,886	-	2,418
Total selling, general & administration	24,891	15,513	21,662

Operating loss before impairment	(21,178)	(6,207)	(33,366)

Impairment of goodwill and property, plant and equipment
Impairment of property, plant and equipment and mineral propertie	10,994	80,071	-
Impairment of goodwill	47,730	-	-
Impairment	58,724	80,071	-

Total Operating Loss	(79,902)	(86,278)	(33,366)
Interest expense	(2,035)	(1,689)	(1,472)
Other income (expense)	(420)	1,435	(1,752)
Income tax expense	-	(103)	-
Net loss	$(82,357)	$(86,635)	$(36,590)

Basic and diluted loss per share	$(2.46)	$(4.41)	$(2.27)

Impairment of Goodwill, and Property Plant and Equipment and Mineral Properties

Beginning in July 2012 market prices for uranium began a gradual decline from a spot price of $50.75 at June 30, 2012 to a low of $28.10 per pound in June 2014. Although prices recovered to $44.00 per pound in November 2014, they have fallen back to the current spot price of $28.75 per pound as at March 11, 2016 as reported by Trade Tech. The Company, as well as many other uranium producers and analysts, had expected uranium prices to have recovered by now. While we continue to believe the market will recover, uranium prices have not yet improved as expected.

In response to the decline in market prices and the continued uncertainty in the expected recovery of prices, Energy Fuels has cut back its activities by: (i) placing various properties on standby, which reduces the throughput at the White Mesa Mill; (ii) curtailing or reducing certain exploration, permitting, and evaluation activities; and (iii) selling or abandoning certain non-core properties that we feel are not of value to our continuing operations. As a result, the Company’s variable levels of uranium recovery activities over time make period-to-period changes not comparable.

On June 18, 2015, the Company recorded Goodwill of $47.73 million associated with the acquisition of Uranerz on that date. The Goodwill was a result of the value of the equity consideration given up to acquire Uranerz, which was in excess of the value of the assets acquired, net of obligations assumed and was valued at the closing price on the day of the acquisition ($4.16 per share). Since the acquisition of Uranerz, uranium prices have fallen about 20%, and considerable uncertainty remains as to the timing of a uranium price recovery. In addition, the value of our shares and related market capitalization has decreased significantly due to a number of factors. As a result, the Company has evaluated the acquisition value of the Goodwill at December 31, 2015 and determined that the Goodwill should be fully impaired.

Also, in December 2015, as a result of the uranium market factors discussed above, the Company made the decision to sell or abandon certain non-core mineral resource properties that it felt were not essential to its future operations in order to save costs and/or receive value for these properties. These properties are currently being marketed for sale. A total of $10.99 million of our mineral resource properties were impaired based on our review of the properties and their associated carrying values.

In the year ended December 31, 2014, as a result of the factors discussed above, the Company evaluated the carrying value of the property, plant and equipment and mineral properties acquired in the purchase of the US Mining Division of Denison and determined to recognize an impairment of the carrying values of those assets. Additionally, certain other properties owned by the Company were offered for sale, at which time such properties were determined to be impaired. These impairments totaled $80.07 million.

Future uranium prices are uncertain. In the event prices do not improve as expected by the Company, the Company may have additional impairments in the future and such impairments may be material.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

For the year ended December 31, 2015 the Company recorded a net loss of $82.36 million or $2.46 per share compared with a loss of $86.64 million or $4.41 per share for the year ended December 31, 2014, which included impairment losses totaling $58.72 million and $80.07 million, respectively, as discussed above.

For the year ended December 31, 2015, the Company recorded an operating loss before impairment of $21.18 million compared with an operating loss before impairment of $6.21 million for the year ended December 31, 2014.

Revenues

The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.

Revenues for the year ended December 31, 2015 totaled $61.35 million compared with $46.25 million in the year ended December 31, 2014.

Revenues for the year ended December 31, 2015 totaled $61.35 million, of which $60.70 million were sales of 1,075,000 pounds of U3O8, which included the sale of 1,025,000 pounds of U3O8 pursuant to term contracts at an average price of $57.39 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $37.35 per pound.

Sales related to the Conventional Uranium Segment totaled 850,000 pounds of U3O8, of which 800,000 pounds of U3O8 were under long-term contracts at an average price of $57.41 and 50,000 pounds of U3O8 were from spot sales at a price of $37.35 per pound. Included in the sales under contract for the Conventional Uranium Segment for the year ended December 31, 2015 were 350,000 pounds of U3O8, which were the final contractual deliveries under one of our sales contracts.

Sales related to the ISR Uranium Segment for the period from the date of acquisition of Uranerz (June 18, 2015) to December 31, 2015 totaled 225,000 pounds of U3O8 all of which were under long-term contracts at an average price of $56.46 per pound. Included in the sales under contract for the ISR Uranium Segment for this period were 75,000 pounds of U3O8 which were the final contractual deliveries under one of our sales contracts.

Revenues for the year ended December 31, 2014 totaled $46.25 million, of which $45.76 million were sales of 800,000 pounds of uranium concentrates, all of which were pursuant to long term contracts at an average price of $57.19 per pound and related to the Conventional Uranium Segment.

Operating Expenses

Uranium recovered and costs and expenses applicable to revenue

In the year ended December 31, 2015, the Company recovered 468,000 pounds of U3O8 of which 72,000 pounds of U3O8 were for the account of a third party under processing agreements.Uranium recovered for its own account included approximately 172,000 pounds from its new ISR Uranium Segment for the period from acquisition (June 18, 2015 through December 31, 2015), 199,000 pounds were from alternate feed sources and 25,000 pounds were from conventional feed material from our Conventional Uranium Segment.

In the year ended December 31, 2014, the Company recovered 943,000 pounds of U3O8  (all were from the Conventional Uranium Segment) of which 85,000 pounds of U3O8  were for the account of a third party under a processing agreement. Uranium recovered for its own account included 306,000 pounds from alternate feed sources and 552,000 pounds from conventional feed material from its Arizona uranium extraction operations. Uranium recovered from the Conventional Uranium Segment in the year ended December 31, 2015 compared with the year ended December 31, 2014 declined primarily due to the lower amounts of available feed material for the mill.

Costs and expenses applicable to revenue for the year ended December 31, 2015 totaled $37.62 million, compared with $29.91 million for the year ended December 31, 2014. The increase in the cost of sales was primarily attributable to the increase in the quantity of U3O8  sold year over year as discussed above. Costs of goods sold averaged $34.99 per pound and $37.38 per pound in the years ended December 31, 2015 and 2014, respectively.

Other operating costs and expenses

Development, permitting and land holding

For the year ended December 31, 2015, the Company spent $8.76 million for development, permitting, and land holding primarily related to wellfield construction and partial construction of the elution circuit at the Nichols Ranch Project. While we expect the amounts expensed relative to our wellfield construction and the elution circuit will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project under SEC Industry Guide 7. For the year ended December 31, 2014, we spent $1.49 million primarily on permitting and land holding for our conventional assets.

Standby expense

The Company’s La Sal and Daneros Projects were placed on standby in the last quarter of calendar year 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2015, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.

For the year ended December 31, 2015, standby costs totaled $10.77 million compared with $5.14 million in the prior year. The increase is primarily related to increased standby costs at the White Mesa Mill, due to lower uranium recovery levels resulting from an increased amount of time the Mill was on standby. In 2016, while the mill is expected to have increased levels of activity compared with 2016, it will continue to have periods of low activity and standby.

Accretion

Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2015 ($0.49 million) compared with the prior year ($0.41 million) primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.

Selling, General, and Administrative

Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $24.89 million for the year ended December 31, 2015 compared to $15.51 million for the year ended December 31, 2014. The increase is a result of higher amortization of intangible asset amortization ($5.36 million compared with $3.89 million) as a result of the higher level of term sales discussed above, costs related to the acquisition of Uranerz in 2015 ($6.89 million) and an overall increase in the level of general and administrative expense ($12.33 million compared with $11.34 million) due to the increase in the size of the organization resulting from the Uranerz acquisition.

Interest Expense and Other Income and Expenses

Interest Expense

Interest expense for the year ended December 31, 2015 was $2.04 million compared with $1.69 million in the prior year. The increase is primarily due to interest on the $18.81 million in debt assumed from the June 2015 Uranerz acquisition.

Other income and expense

For the year ended December 31, 2015, other income and expense totaled $0.42 million expense. These amounts consist of a change in the mark-to-market values of the Company’s Debentures of $1.55 million, partially offset by a change in the value of derivative liabilities related to warrants of $0.59 million and other income amounts totaling $0.54 million.

Other income and expense for the year ended December 31, 2014 totaled $1.44 million income and consisted of a change in the mark-to-market values of the Company’s Debentures totaling $0.30 million and a gain on sale of mineral properties totaling $0.57 million, along with other miscellaneous items.

Year ended December 31, 2014 compared to year ended December 31, 2013

For the year ended December 31, 2014, the Company recorded a net loss of $86.64 million or $4.41 per share compared with a net loss of $36.59 million or $2.27 per share or the year ended December 31, 2013 which included impairment losses on long-term assets of $80.07 million and nil, respectively, as discussed above.

For the year ended December 31, 2014, the Company recorded an operating loss before impairment of $6.21 million compared with an operating loss of $33.34 million for the year ended December 31, 2013.

Revenues

The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.

Revenues for the year ended December 31, 2014 totaled $46.25 million compared with $64.32 million in the year ended December 31, 2013. All revenues earned in these years were from our Conventional Uranium Segment.

Revenues for the year ended December 31, 2014 totaled $46.25 million, of which $45.76 million were sales of 800,000 pounds of uranium concentrates, all of which were pursuant to term contracts at an average price of $57.19 per pound.

Revenues for the year ended December 31, 2013 totaled $64.32 million, of which $55.30 million were sales of uranium concentrates, which included the sale of 840,000 pounds of U3O8 pursuant to term contracts at an average price of $56.25 per pound and the sale of 200,000 pounds of U3O8 to an existing term contract customer at an average price of $40.25 per pound. The 200,000 pound sale of U3O8 to an existing term contract customer was completed at a premium to the spot market price at the time, as the Company provided a discount on portions of its long-term contract deliveries in the years 2015 through 2017 to this customer.

Revenues for the year ended December 31, 2013 also included the sale of $8.78 million of vanadium in the form of V2O5 and ferrovanadium.There were no vanadium sales in the twelve months ended December 31, 2014, as the Company was not producing vanadium at that time.

Operating Expenses

Uranium recovered and production costs and expenses applicable to revenue

In the year ended December 31, 2014, the Company recovered 943,000 pounds of U3O8  of which 85,000 pounds of U3O8  were for the account of a third party under processing agreements. Uranium recovered for its own account included 306,000 pounds from alternate feed sources and 552,000 pounds from conventional feed material from its Arizona uranium extraction operations.

In the year ended December 31, 2013, the Company recovered 1,007,000 pounds of U3O8  which were all for its own account. Uranium recovered included 351,000 pounds from alternate feed sources and 655,000 pounds from conventional feed material from its Arizona 1, La Sal and Daneros uranium extraction operations. Uranium recovered from the Conventional Uranium Segment in the year ended December 31, 2014 compared with the year ended December 31, 2013 declined primarily due to the lower amounts of available feed material for the mill and processing schedules.

Costs and expenses applicable to revenue for the year ended December 31, 2014 totaled $29.91 million, compared with $55.87 million for the year ended December 31, 2013. The decrease in the cost of sales was primarily attributable to the decrease in the pounds sold year over year as discussed above and cost related to the sale of vanadium totaling $8.28 million in 2013. There were no vanadium sales in 2014. Costs of goods sold for uranium averaged $37.35 per pound and $45.76 per pound in the years ended December 31, 2014 and 2013, respectively. The higher cost per pound in 2013 compared with 2014 is primarily attributable to the sale of significant pounds of uranium purchased in the Denison transaction which had been valued at market value at the time of purchase. Additionally, the Company recorded an impairment of inventories totaling $2.92 million in the year ended December 31, 2013.

Other operating costs and expenses

Development, permitting and land holding

For the year ended December 31, 2014 the Company spent $1.49 million for development, permitting and land holding. For the year ended December 31, 2013, we spent $11.92 million primarily related to pre-extraction construction activities related to the Pinenut Project as well as permitting and land holding.

Standby expense

The Company’s La Sal and Daneros Projects were placed on standby in the last quarter of calendar year 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. Costs related to the care and maintenance of these and other standby properties are expensed.

For the year ended December 31, 2014 standby costs totaled $5.14 million compared with $5.01 million in the prior year.

Selling, General and Administrative

Selling, general and administrative expense includes costs associated with marketing uranium and vanadium, the corporate general and administrative costs, and the non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $15.51 million for the year ended December 31, 2014 compared to $21.66 million for the year ended December 31, 2013. This decrease year over year is a result of lower amortization of intangible asset amortization ($3.89 million in 2014 compared with $5.34 million in 2013) as a result of the lower level of term sales discussed above, one-time costs related to the acquisition of Strathmore in 2013 ($2.42 million), lower selling expenses ($0.28 million compared with $1.07 million) primarily as a result of no vanadium sales in 2014 and an overall decrease in the level of general and administrative expense ($11.34 million compared with $12.83 million) due to decreased acquisition activities in 2014.

Interest Expense and Other Income and Expenses

Interest Expense

Interest expense for the year ended December 31, 2014 was $1.69 million compared with $1.47 million in the prior year.

Other income and expense

Other income and expense for the year ended December 31, 2014 totaled income of $1.44 million and consists of a change in the mark-to-market values of the Debentures totaling $0.30 million and a gain on sale of mineral properties totaling $0.56 million along with other miscellaneous items.

For the year ended December 31, 2013, other income and expense totaled an expense of $1.75 million. These amounts consist of a change in the mark-to-market value of the Company’s investment in Virginia Energy Resources totaling $3.14 million partially offset by a change in the mark-to-market values of the Debentures totaling $0.69 million, interest income of $0.46 million and a gain on foreign exchange of $0.30 million.

LIQUIDITY AND CAPITAL RESOURCES

Funding of major business and property acquisitions

Over the past four years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the US Mining Division of Denison, in 2013 we acquired Strathmore Minerals Corp. and in 2015 we acquired Uranerz each in exchange for newly issued shares. We intend to continue to acquire assets utilizing common shares when we can do so under attractive terms.

We also intend to complete the acquisition of Mesteña in 2016 through the issuance of 4.55 million shares and pay advisor fees with shares. Additionally, we expect to complete the purchase of the 40% interest in Roca Honda from Sumitomo using part cash, part common shares, also as discussed above.

Cash issued for shares and warrants

In the fourth quarter of 2015 we sold 1.28 million shares for net proceeds of $2.63 million and in the first quarter of 2016 we sold 0.20 million shares for net proceeds of $0.52 million under our ATM Offering. Additionally, on March 14, 2016 we closed an equity offering of 5,031,250 units (each unit consisting of one share and one half warrant) for net proceeds of $10.88 million after commissions and estimated expenses of the offering.

Working capital at December 31, 2015

At December 31, 2015, the Company had working capital of $34.86 million, including $12.97 million in cash and 520,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan beyond 2016.

The Company manages liquidity risk through the management of its capital structure. Accounts payable and accrued liabilities, current portion of notes payable and current taxes payable are due within the current operating year.

Cash and cash flow

Year ended December 31, 2015

Cash and cash equivalents were $12.97 million at December 31, 2015, compared to $10.41 million at December 31, 2014. The increase of $2.56 million was due primarily to cash provided by investing activities of $3.43 million and financing activities of $1.39 million, partially offset by cash used in operations of $2.08 million and loss on foreign exchange on cash held of $0.18 million.

Net cash provided by investing activities was $3.43 million, which was primarily related to cash received of $5.27 million from a reduction in the collateral required to secure mine and mill reclamation bonds posted by the Company and $2.46 million cash acquired in the Uranerz acquisition, partially offset by expenditures for mineral properties and property, plant and equipment of $4.30 million.

Net cash provided by financing activities totaled $1.39 million consisting primarily of $2.81 million proceeds from the issuance of stock in the ATM Offering and for exercise of options and warrants, cash received from non-controlling interests of $0.30 million, partially offset by $1.73 million to repay loans and borrowings.

Net cash used in operating activities of $2.08 million is comprised of the net loss of $82.36 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were a $47.73 million impairment of goodwill, $10.99 million impairment of property, plant and equipment and mineral properties and $7.79 million depreciation and amortization of property, plant and equipment and intangible assets.

Year ended December 31, 2014

Cash and cash equivalents were $10.41 million at December 31, 2014, compared to $6.63 million at December 31, 2013. The increase of $3.78 million was due primarily to cash provided by investing activities of $11.14 million and financing activities of $0.47 million, partially offset by cash used in operations of $7.69 million and loss on foreign exchange on cash held of $0.13 million.

Net cash provided by investing activities was $11.14 million, which was primarily related to cash received of $9.33 million from a reduction in the collateral required to secure mine and mill reclamation bonds posted by the Company, cash received from the sale of property, plant and equipment of $2.00 million, proceeds from sale of marketable securities of $0.40 million, and cash received on assets held for sale of $0.23 million, partially offset by expenditures for property, plant and equipment of $0.82 million.

Net cash provided by financing activities totaled $0.47 million consisting primarily from the issuance of common shares for cash and cash received from the exercise of warrants and options.

Net cash used in operating activities of $7.69 million is comprised of the net loss of $86.64 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were a $80.07 million impairment of property, plant and equipment and a $6.80 million depreciation and amortization of property, plant and equipment and intangible assets.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015.

	Payments due by period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations - principal payable in cash	$17,598	$3,295	$6,862	$7,441	$-
Interest on long-term debt obligations	4,721	2,267	1,965	489	-
Capital lease obligations	52	41	11	-	-
Operating lease obligations	1,063	491	572	-	-
Purchase obligations	1,159	1,077	82	-	-
Deferred income	2,165	-	-	-	2,165
Decommissioning liabilities (undiscounted)	32,300	1,000	483	1,981	28,836
Subtotal - payable in cash	59,058	8,171	9,975	9,911	31,001
Long-term obligations - principal payable in cash or common shares at Company discretion	14,624		14,624
Total contractual obligations	$73,682	$8,171	$24,599	$9,911	$31,001

In addition, the Company enters into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.52 million for the year ended December 31, 2016.

Critical accounting estimates and judgments

The preparation of these consolidated financial statements in accordance with US GAAP requires the use of certain critical accounting estimates and judgments that affect the amounts reported. It also requires management to exercise judgment in applying the Company’s accounting policies. These judgments and estimates are based on management’s best knowledge of the relevant facts and circumstances taking into account previous experience. Although the Company regularly reviews the estimates and judgments made that affect these financial statements, actual results may be materially different.

Significant estimates made by management include:

     a.      Exploration Stage

SEC Industry Guide 7 defines a reserve as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination”. The classification of a reserve must be evidenced by a bankable feasibility study using the latest three-year price average. While the Company has established the existence of mineral resources and has successfully extracted and recovered saleable uranium from certain of these resources, the Company has not established proven or probable reserves, as defined under SEC Industry Guide 7, for these operations or any of its uranium projects. As a result, the Company is in the Exploration Stage as defined under Industry Guide 7. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects.

While in the Exploration Stage, among other things, the Company must expense all amounts that would normally be capitalized and subsequently depreciated or depleted over the life of the mining operation on properties that have proven or probable reserves. Items such as the construction of wellfields and related header houses, additions to our recovery facilities and advancement of properties will all be expensed in the period incurred. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies in the development or production stages.

     b.      Resource estimates utilized

The Company utilizes estimates of its mineral resources based on information compiled by appropriately qualified persons. The information relating to the geological data on the size, depth and shape of the ore body requires complex geological judgments to interpret the data. The estimation of future cash flows related to resources is based upon factors such as estimates of future uranium prices, future construction and operating costs along with geological assumptions and judgments made in estimating the size and grade of the resource. Changes in the mineral resource estimates may impact the carrying value of mining and recovery assets, goodwill, reclamation and remediation obligations and depreciation and impairment.

     c.      Valuation of mining and recovery assets in a business combination

We value assets in a business combination based on our estimates of the fair value of the mining and recovery assets acquired.

For mining and recovery assets actively extracting and recovering uranium as well as those assets that we expect to extract uranium from, we value the assets based on the income approach. As we have not acquired proven or probable reserves in our business combinations the value ascribed to these assets is based on our estimates of value beyond proven and probable reserves. The value is calculated based, in part, on technical reports prepared under NI 43-101. Our estimates of extraction and recovery activities and related timing of extraction and recovery as well as the costs involved are demonstrated by at least a preliminary economic assessment. We then adjust the results of the technical reports to include the effects of anticipated fluctuations in the future market price of uranium consistent with what we believe to be the expectations of other market participants as well as any expected operational or cost changes that we expect in the future operations of these mining assets. These cash flow estimates include the estimated cash outflows to develop, extract and recover the estimated saleable U3O8 from these operations.

For mining assets that will be held for further evaluation or for sale, we use the market approach utilizing implied transaction multiples from historical uranium interests transactions.

     d.      Valuation of mining assets acquired other than in a business combination

The costs of mining assets that are acquired in an asset purchase transaction are recorded as mineral interests on the date of purchase based on the consideration given up for the assets. If multiple assets are involved in a transaction, the consideration is allocated based on the relative values of the properties acquired.

     e.      Depreciation of mining and recovery assets acquired

For mining and recovery assets actively extracting and recovering uranium we depreciate the acquisition costs of the mining and recovery assets on a straight line basis over our estimated lives of the mining and recovery assets. The process of estimating the useful life of the mining and recovery assets requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of extraction and recovery, estimated commodity price forecasts and the timing of future expenditures, all of which are, by their very nature, subject to interpretation and uncertainty.

Changes in these estimates may materially impact the carrying value of the Company’s mining and recovery assets and the recorded amount of depreciation.

     f.      Business combinations

Management uses judgment in applying the acquisition method of accounting for business combinations and in determining fair values of the identifiable assets and liabilities acquired. The value placed on the acquired assets and liabilities, including identifiable intangible assets, will have an effect on the amount of goodwill or bargain purchase gain that the Company may record on an acquisition. Changes in economic conditions, commodity prices and other factors between the date that an acquisition is announced and when it finally is consummated can have a material difference on the allocation used to record a preliminary purchase price allocation versus the final purchase price allocation which can take up to one year after acquisition to complete. See b. above for information related to the valuation of mining and recovery assets in this process.

     g.      Impairment testing of mining and recovery assets and goodwill

The Company undertakes a review of the carrying values of its mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, the management of the Company is required to make significant estimates of, among other things, future production and sale volumes, forecast commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of mining and recovery assets.

For goodwill, the Company compares the fair value of the reporting unit (the Nichols Ranch Project) with its carrying value including goodwill. If the fair value of the reporting unit is less than the carrying value including goodwill, the implied value of the goodwill is compared with its carrying amount. If the implied value of the goodwill is less than the carrying value an impairment loss is recognized for the difference.

     h.     Asset retirement obligations

Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation the Company records asset retirement obligations for such disturbance when occurred. The Company has accrued its best estimate of its share of the cost to decommission its mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans, and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of the Company’s decommissioning liability could differ from amounts provided. The estimate of the Company’s obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning the Company’s operations becomes available. The Company is not able to determine the impact on its financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at the Company’s estimated cost of capital based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the discount rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided.

     i.     Determination whether an acquisition represents a business combination or asset purchase

Management determines whether an acquisition represent a business combination or asset purchase by considering the stage of exploration and development of an acquired operation. Consideration is given to whether the acquired properties include mineral reserves or mineral resources, in addition to the permitting required and results of economic assessments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. Our four supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining five year life, removing variability. The Company is exposed to an interest rate risk associated with the Debentures, which is based on the spot market price of U3O8. These debentures mature in June 2017. The Company does not expect the spot market price of U3O8  to exceed $54.99 prior to the debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our convertible debentures at various U3O8 price levels.

UxC U3O8 Weekly Indicator Price	Annual Interest Rate
Up to $54.99	8.50%
$55.00–$59.99	9.00%
$60.00–$64.99	9.50%
$65.00–$69.99	10.00%
$70.00–$74.99	10.50%
$75.00–$79.99	11.00%
$80.00–$84.99	11.50%
$85.00–$89.99	12.00%
$90.00–$94.99	12.50%
$95.00–$99.99	13.00%
$100 and above	13.50%

Currency Risk

The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the US Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in foreign currency, resulting in a low currency risk relative to our cash balances. Our Debentures are denominated in Canadian Dollars and, accordingly, are exposed to currency risk.

The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2015 ($000):

Cash and cash equivalents	$559

Accounts payable and accrued liabilities	(784)

Loans and borrowings	14,624

Total	$14,398

The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at December 31, 2015 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variable that were reasonably possible at that date.

	Change for	Increase (decrease) in other
	Sensitivity Analysis	comprehensive income ($000)
Strengthening net earnings	+1% change in U.S. dollar	$199
Weakening net earnings	-1% change in U.S. dollar	($199)

Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at December 31, 2015, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY FUELS INC.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Energy Fuels Inc.:

We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Energy Fuels Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Fuels Inc. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
March 15, 2016
Toronto, Canada

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative
(“KPMG International”), a Swiss entity.

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US dollars, except per share amounts)

	For the years ended December 31,
	2015	2014	2013

Revenue (Note 16)	$61,351	$46,253	$64,321
Costs and expenses applicable to revenue	37,617	29,907	55,872
Impairment of inventories	-	-	2,922
Development, permitting and land holding	8,762	1,488	11,920
Standby costs	10,765	5,140	5,009
Accretion of asset retirement obligation	494	412	302
Selling costs	316	279	1,074
Intangible asset amortization	5,364	3,893	5,342
General and administration	12,325	11,341	12,828
Costs directly attributable to acquisitions	6,886	-	2,418
Impairment of plant and equipment and mineral properties (Note 9)	10,994	80,071	-
Impairment of goodwill (Note 9)	47,730	-	-
Total operating loss	(79,902)	(86,278)	(33,366)

Interest expense	(2,035)	(1,689)	(1,472)
Other income (expense) (Note 16)	(420)	1,435	(1,752)
Income tax expense	-	(103)	-
Net loss	(82,357)	(86,635)	(36,590)

Items that may be reclassifed in the future to profit and loss
Foreign currency translation adjustment	3,056	1,215	337
Unrealized gain on available-for-sale assets	(136)	(198)	-
Gains on available-for-sale financial assets reclassified to profit or loss	-	188	-
Other comprehensive income (loss)	2,920	1,205	337
Comprehensive loss	$(79,437)	$(85,430)	$(36,253)

Net loss attributable to:
Owners of the Company	$(82,217)	$(86,635)	$(36,590)
Non-controlling interests (Note 4)	(140)	-	-
	$(82,357)	$(86,635)	$(36,590)
Comprehensive loss attributable to:
Owners of the Company	$(79,297)	$(85,430)	$(36,253)
Non-controlling interests (Note 4)	(140)	-	-
	$(79,437)	$(85,430)	$(36,253)

Basic and diluted loss per share (Note 13)	($2.46)	($4.41)	($2.27)

See accompanying notes to the consolidated financial statements

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of US dollars, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS

Current assets
Cash and cash equivalents	$12,965	$10,411
Trade and other receivables (Note 5)	2,617	600
Inventories (Note 6)	30,671	30,539
Prepaid expenses and other assets	1,433	762
Mineral properties held for sale (Note 9)	1,301	1,953
Total current assets	48,987	44,265

Notes receivable and other (Note 5)	1,096	1,048
Long-term inventories (Note 6)	-	2,000
Plant and equipment (Note 8)	29,069	735
Mineral properties (Note 8)	91,031	60,512
Intangible assets (Note 7)	9,117	3,881
Restricted cash (Note 10)	12,980	16,148
Total assets	$192,280	$128,589

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$9,536	$4,746
Deferred revenue (Note 16)	-	1,517
Current portion of asset retirement obligation (Note 10)	1,000	121
Current portion of loans and borrowings (Note 11)	3,582	46
Total current liabilities	14,118	6,430

Deferred revenue (Note 16)	2,165	-
Asset retirement obligation (Note 10)	7,573	5,562
Loans and borrowings (Note 11)	28,937	15,786
Total liabilities	52,793	27,778

Equity
Share capital (Note 12) Common shares, without par value, unlimited shares authorized; shares issued and outstanding 46,519,132 at December 31, 2015 and 19,677,552 at December 31, 2014	373,934	260,117
Accumulated Deficit	(242,108)	(159,891)
Accumulated other comprehensive income	3,505	585
Total shareholders' equity	135,331	100,811
Non-controlling interests (Note 4)	4,156	-
Total equity	139,487	100,811
Total liabilities and equity	$192,280	$128,589

Commitments and contingencies (Note 17)
Subsequent events (Notes 9 and 21)

See accompanying notes to the consolidated financial statements

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of US dollars, except per share amounts)

				Accumulated other		Non-
	Common Stock			comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Deficit	income	equity	interests	equity
Balance at December 31, 2012	13,642,672	$203,335	$(36,666)	$(957)	$165,712	$-	$165,712
Net loss	-	-	(36,590)	-	(36,590)	-	(36,590)
Other comprehensive income	-	-	-	337	337	-	337
Shares issued for investment in Virginia Energy Inc. (Note 12f)	442,433	3,947	-	-	3,947	-	3,947
Shares and warrants issued for cash by public and private offerings (Notes 12c and 12e)	1,572,616	11,357	-	-	11,357	-	11,357
Shares issued for investor relations	21,000	167	-	-	167	-	167
Shares issued for property acquisitions	31,407	275	-	-	275	-	275
Shares issued for Strathmore Minerals Corporation asset purchase (Note 12d)	3,891,159	38,634	-	-	38,634	-	38,634
Share-based compensation (Note 14)	-	1,268	-	-	1,268	-	1,268
Options issed in connection with the acquisition of Strathmore Mineralls Corp. asset purchase (Note 14)	-	270	-	-	270	-	270
Share issuance costs	-	(1,144)	-	-	(1,144)	-	(1,144)
Adjustment due to rounding for share consolidation (Note 12)	(36)	-	-	-	-	-	-
Balance at December 31, 2013	19,601,251	258,109	(73,256)	(620)	184,233	-	184,233
Net loss	-	-	(86,635)	-	(86,635)	-	(86,635)
Other comprehensive income	-	-	-	1,205	1,205	-	1,205
Shares issued for exercise of stock options (Note 14)	15,000	120	-	-	120	-	120
Shares issued for exercise of share purchase warrants (Note 12)	61,301	483	-	-	483	-	483
Share-based compensation (Note 14)	-	1,405	-	-	1,405	-	1,405
Balance at December 31, 2014	19,677,552	260,117	(159,891)	585	100,811	-	100,811
Net loss	-	-	(82,217)	-	(82,217)	(140)	(82,357)
Other comprehensive income	-	-	-	2,920	2,920	-	2,920
Shares issued in connection with the acquisition of Uranerz Energy Corporation (Notes 4 and 12b)	25,347,209	105,673	-	-	105,673	-	105,673
Options issed in connection with the acquisition of Uranerz Energy Corporation (Note 4)	-	3,681	-	-	3,681	-	3,681
Shares issued for cash by at-the-market offering (Note 12a)	1,275,908	2,939	-	-	2,939	-	2,939
Share issued for property acquisitions	169,361	550	-	-	550	-	550
Shares issued for exercise of stock options (Note 14)	48,802	185	-	-	185	-	185
Shares issued for exercise of share purchase warrants (Note 12)	300	2	-	-	2	-	2
Share issuance cost	-	(312)	-	-	(312)	-	(312)
Share-based compensation (Note 14)	-	1,099	-	-	1,099	-	1,099
Non-controlling interest upon acquisition of Uranerz Energy Corporation (Note 4)	-	-	-	-	-	3,992	3,992
Contributions attributable to non-controlling interest	-	-	-	-	-	304	304
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487

See accompanying notes to the consolidated financial statements

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of US dollars, except per share amounts)

	For the years ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES
Net loss for the period	$(82,357)	$(86,635)	$(36,590)
Items not involving cash:
Depletion, depreciation and amortization	7,787	6,796	14,417
Stock-based compensation (Note 14)	1,099	1,405	1,538
Change in value of convertible debentures (Note 11)	1,548	(300)	(691)
Accretion of asset retirement obligation (Note 10)	494	412	302
Unrealized foreign gains (losses)	483	(247)	(1,146)
Non-cash standby cost accrued	876	9	2,715
Non-cash costs directly attributable to acquisitions (Note 4)	3,928	-	-
Equity-settled share-based payment expenses	-	-	1,156
Impairment of property, plant and equipment and mineral properties (Note 9)	10,994	80,071	-
Impairment of goodwill (Note 9)	47,730	-	-
Impairment of inventories	-	-	2,922
Miscellaneous non- cash income (expenses)	(500)	(1,377)	628
Change in value of investments (Note 16)	(38)	404	3,366
Changes in assets and liabilities net of effects of purchased companies
(Increase) decrease in inventories	5,752	(6,764)	1,803
(Increase) decrease in trade and other receivables	(2,017)	54	2,700
(Increase) decrease in prepaid expenses and other assets	(404)	279	322
Increase (decrease) in accounts payable and accrued liabilities	2,519	(689)	(2,898)
Changes in deferred revenue (Note 16)	648	88	278
Cash paid for reclamation and remediation activities (Note 10)	(626)	(1,197)	(41)
	(2,084)	(7,691)	(9,219)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(4,297)	(816)	(4,724)
Cash acquired in the acquisition of Uranerz Energy Corporation (Note 4)	2,459	-	-
Receipt of restricted cash related to restructuring bonding program (Note 10)	5,268	9,330	3,877
Sale of mineral properties	-	1,995	-
Sale of plant and equipment	-	233	1,100
Sale of marketable securities	-	396	770
Acquisition of Strathmore Minerals Corporation, net of cash acquired (Note 12)	-	-	1,399
	3,430	11,138	2,422
FINANCING ACTIVITIES
Issuance of common shares for cash	2,627	483	10,213
Option and warrant exercises (Note 12 and 14)	187	120	-
Repayment of loans and borrowings	(1,730)	(134)	-
Cash received from non-controlling interest	304	-	-
	1,388	469	10,213

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	2,734	3,916	3,416
Effect of exchange rate fluctuations on cash held in foreign currencies	(180)	(134)	(401)
Cash and cash equivalents - beginning of period	10,411	6,629	3,614
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,965	$10,411	$6,629

Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	$446	$-	$-
Issuance of common shares for acquisition of mineral properties	550	-	-
Issuance of common shares, options and warrants for acquisition of Uranerz Energy Corporation	109,354	-	-
Issuance of shares for investment in Virginia Energy	-	-	3,947
Issuance of shares and warrants for acquisition of Strathmore Minerals Corp	-	-	38,634
Issuance of secured notes for acquisition of mineral properties	-	-	275

See accompanying notes to the consolidated financial statements

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

1. THE COMPANY AND DESCRIPTION OF BUSINESS

Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).

Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors.

The Company is an exploration stage mining company as defined by the United States (“US”) Securities and Exchange Commission (“SEC”) Industry Guide 7 (the “SEC Industry Guide 7”) as it has not established the existence of proven or probable reserves on any of our properties.

The Company has two operating segments, the conventional uranium recovery segment (the “Conventional Uranium Segment”) and the in-situ uranium recovery segment (“ISR Uranium Segment”).

The Conventional Uranium Segment

The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda joint venture (“Roca Honda”) in New Mexico, and the Sheep Mountain Project in Wyoming. At December 31, 2015 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.

The ISR Uranium Segment

The ISR Uranium Segment consists of a uranium recovery facility to recover from operating wellfields of the Nichols Ranch Project located in Wyoming. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity on the Nichols Ranch Project. These assets were acquired as part of the Company’s 2015 acquisition of Uranerz Energy Corporation (“Uranerz”) (See Note 4).

2. BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in thousands of US dollars (“USD”) except per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).

Conversion from IFRS to US GAAP

In 2013 the Company listed its shares on the NYSE MKT, and accordingly registered its securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This registration subjected the Company to ongoing reporting requirements under the Exchange Act. Under the multi-jurisdictional disclosure system, Canadian issuers that meet the definition of ‘foreign private issuer’ under the rules of the SEC are permitted to use Canadian disclosure documents to largely satisfy their reporting requirements with the SEC. The Company satisfied the requirements for ‘foreign private issuer’ status until June 30, 2015, at which time the acquisition of Uranerz Energy Corporation (Note 4) caused the Company to have more than 50% of its outstanding voting securities of record held either directly or indirectly by residents of the United States.

Since the Company no longer qualifies as a ‘foreign private issuer’, effective January 1, 2016, the Company as a US domestic issuer is required to file an annual report on Form 10-K covering Fiscal 2015. The Company is also, as of January 1, 2016, required to file ongoing periodic reports under the Exchange Act.

Prior to January 1, 2016, the Company prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). U.S. domestic issuers are required to prepare their financial statements that are included in SEC filings in accordance with US GAAP. Accordingly, the Company converted its financial statements from IFRS to US GAAP for all periods presented.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with US GAAP. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future price of uranium and estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments; determination of significant influence; and estimates with respect to assumptions regarding stock-based compensation expense. The Company bases its estimates on historical experience, market studies, reports by qualified persons and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Basis of consolidation

These consolidated financial statements include the accounts of the Company together with its subsidiaries controlled by the Company. The Company also proportionally consolidates its 60% interest in the accounts of its unincorporated Roca Honda joint venture. Intercompany transactions, balances and unrealized gains on transactions between the Company and its subsidiaries are eliminated. The functional currency for the majority of the Company’s operations is the USD.

Extracting and Recovery Activities while in the Exploration stage

The Company extracts and/or recovers mineralized uranium from mining activities and alternate feed materials resulting in saleable uranium concentrates from its White Mesa Mill and its Nichols Ranch Project. While the Company has established the existence of mineral resources and extracts and processes saleable uranium from these operations, the Company has not established proven or probable reserves, as defined under SEC Industry Guide 7, for these operations or any of its uranium projects. As a result, the Company is in the Exploration stage as defined under SEC Industry Guide 7. Furthermore, the Company has no current plans to establish proven or probable reserves for any of its uranium projects.

While in the Exploration stage, the Company expenses most amounts that would normally be capitalized and subsequently depreciated or depleted over the life of the mining operation on properties that have proven or probable reserves. Items such as the construction of wellfields and related header houses, additions to recovery facilities and advancement of properties are expensed in the period incurred. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies in the development or production stages.

The White Mesa Mill, and certain conventional mining projects in the vicinity of the mill, and the Nichols Ranch Project (collectively the “Extracting and Recovery Operations”) were acquired in two unrelated business combinations. These Extracting and Recovery Operations were recorded at fair value on the date of the respective acquisition and included estimated values which included valuing these assets utilizing the Company’s estimate of future market prices of uranium and expected recoveries of uranium. The values determined included estimated cash flows associated with value beyond proven and probable reserves to develop, extract and recover the estimated saleable uranium concentrates from these operations.

The fair value of the Extracting and Recovery Operations recorded on the acquisition date is depreciated on a straight line basis over the estimated useful life of the components of the operation since the Extracting and Recovery Operations do not have proven or probable reserves. Accordingly, all expenditures incurred subsequent to the acquisition dates relating to the preparation of properties for mineral extraction, expansion of or additions to the Extracting and Recovery Operations are expensed as incurred. This includes expenditures relating to activities such as the preparing properties for mineral extraction, construction of mine wellfields, header houses and disposal wells and additions to the recovery facilities are expensed as incurred as no proven or probable reserves have been established for these uranium projects.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Business combinations

A business combination is defined as an acquisition of assets and liabilities that constitute a business. A business consists of inputs, including non-current assets, and processes, including operational processes, that when applied to those inputs, have the ability to create outputs that provide a return to the Company and its shareholders. A business also includes those assets and liabilities that do not necessarily have all the inputs and processes required to produce outputs, but can be integrated with the inputs and processes of the Company to create outputs.

Business acquisitions are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with any excess of the purchase consideration over such fair value being recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations.

Mining assets, which include mineral properties and rights, operating mines and recovery facilities, are recorded at fair value and includes estimated values of the mining assets beyond proven and probable reserves as well as the Company’s estimate of future market prices of uranium. The estimated cash flow used to value the mining assets for operating properties and recovery facilities include the estimated cash outflows required to develop, extract and recover the value beyond proven and probable reserves.

Non-controlling interest in an acquisition may be measured at either fair value or at the non-controlling interest’s proportionate share of the fair value of the acquiree’s net identifiable assets. The acquisition date is the date the Company acquires control over the acquiree. The Company considers all relevant facts and circumstances in determining the acquisition date.

Acquisition related costs, other than costs to issue debt or equity securities of the acquirer, including investment banking fees, legal fees, accounting fees, change in control payments, valuation fees and other professional or consulting fees are expensed as incurred.

Impairment of Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for impairment based on factors such as mineral prices, government regulation and taxation, the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property.

At each reporting date, the Company reviews its non-operating mining assets to determine whether there is any indication of impairment. If any such indication exists, the asset is tested for impairment. Impairment losses are recognized in profit or loss.

For operating mines, recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, an impairment loss is measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Investments

The Company accounts for investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of ASC Topic 825 – Financial Instruments. The cost of such investments is measured at the fair value of the assets given up, shares issued or liabilities assumed at the date of acquisition plus costs directly attributable to the acquisition. Subsequent to initial recognition, they are measured at fair value and changes therein, are recognized in earnings.

Unrealized gains and losses on transactions between the Company and its associates are eliminated to the extent of the Company’s interest in its associates.

Inventories

Expenditures related to the extraction and recovery of uranium concentrates and depreciation of the acquisition cost of the Extracting and Recovery Operations are inventoried as stockpiles and in-process and concentrate inventories.

Stockpiles are comprised of uranium bearing materials that have been extracted from properties and are available for further processing. Extraction costs are added to the stockpile as incurred and removed from the stockpile based upon the average cost per ton of material extracted. The current portion of material in stockpiles represents the amount expected to be processed in the next twelve months. Stockpiles are valued at the lower of cost or market (“LCM”) where market shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin.

In-process and concentrate inventories include the cost of the material processed from the stockpile as well as production costs incurred to extract uranium bearing fluids from the wellfields and all costs to recover the uranium into concentrates or process through the White Mesa Mill. Finished uranium concentrate inventories also include costs of any finished product purchased from the market. Recovery costs typically include labor, chemical reagents and directly attributable mill and plant overhead expenditures. Work in-process and uranium concentrates are carried at the lower of average costs or net realizable value.

Materials and other supplies held for use in the recovery of uranium concentrates are carried at the lower of average cost and net realizable value and are added to the costs of inventories when consumed in the uranium extraction process.

Plant and equipment

            a.        Recognition and measurement

Plant and equipment are measured at cost less accumulated depreciation and any accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. The carrying amount of a replaced asset is derecognized when it is replaced, and the cost of the replacement asset is capitalized.

            b.        Depreciation and amortization

Depreciation and amortization are calculated on a straight line basis to their estimated residual value over an estimated useful life which ranges from three to fifteen years depending upon the asset type. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Residual values, method of depreciation and useful lives of the assets are reviewed at least annually and adjusted if appropriate.

Where straight-line depreciation is utilized, the range of useful lives for various asset classes is generally as follows:

•	Buildings	15 years
•	Shop tools and equipment	3-5 years
•	Mining equipment	5 years
•	Office equipment	4-5 years
•	Furniture and fixtures	5-7 years
•	Light trucks & utility vehicles	5 years

The amortization method, residual values, and useful lives of plant and equipment are reviewed annually and any change in estimate is applied prospectively.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

            c.        Nichols Ranch Plant and Equipment

The Nichols Ranch plant and equipment is measured at cost less accumulated depreciation and any accumulated impairment losses. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized uranium at any properties acquired as part of the Uranerz transaction (Note 4) as proven or probable reserves as defined and set forth in SEC Industry Guide 7, the amortization of the plant and equipment charged to expense based on the straight-line method over the estimated life of 12 years.

Intangible assets

Sales contracts acquired in a business combination are recognized initially at fair value at the acquisition date. The Company’s intangible assets are recorded at cost less accumulated amortization.

Amortization is recorded as the Company sells inventory under its long-term sales contracts based on units sold, and is recognized in the statement of operations.

Non-operating Assets

Non-operating Assets consist of mineral properties and rights along with data and analyses related to the properties which are in various stages of evaluation and permitting. Costs to acquire the non-operating assets are capitalized at cost or fair value if such assets were a part of a business combination.

Mining activities for non-operating assets involve the search for minerals, the determination of technical feasibility and the assessment of commercial viability of an identified resource. Expenditures incurred in relation to such mining activities include costs which are directly attributable to researching and analyzing existing exploration data; conducting geological studies, exploratory drilling and sampling; examining and testing extraction and treatment methods; and completing pre-feasibility and feasibility studies. Such expenditures are expensed as incurred.

Mineral properties, that are not held by production, and any related surface access to the minerals generally require periodic payments and/or certain expenditures related to the property in order for the Company to retain its interest in the mineral property (collectively, “Holding Costs”). The Company expenses all Holding Costs in the period they are incurred.

Stand-by Properties

Stand-by properties are mineral properties that have extracted mineral resources in the past but are currently non-operating. Expenditures related to these properties are primarily related to maintaining the assets and permits in a condition that will allow re-start of the operations given appropriate commodity prices. All costs related to stand-by assets are expensed as incurred.

The White Mesa Mill operates on a campaign basis. When the mill is not recovering material, all costs related to the mill are expensed as incurred.

Asset retirement obligations

The Company’s asset retirement obligation (“ARO”) relates to expected mine, wellfield, plant and mill reclamation and closure activities, as well as costs associated with reclamation of exploration drilling. The Company’s activities are subject to numerous governmental laws and regulations. Estimates of future reclamation liabilities for ARO are recognized in the period when such liabilities are incurred. These estimates are updated on a periodic basis and are subject to changing laws, regulatory requirements, changing technology and other factors which will be recognized when appropriate. Liabilities related to site restoration include long-term treatment and monitoring costs and incorporate total expected costs net of recoveries. Expenditures incurred to dismantle facilities, restore and monitor closed resource properties are charged against the related AROs.

As the Company has no proven or probable reserves, such costs, discounted to their present value, are expensed as soon as the obligation to incur such costs arises. The fair value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The decommissioning liability is accreted to full value over time through periodic accretion charges recorded to operations as accretion expense. The Company adjusts the carrying amounts of the ARO for changes in estimates of the amount or timing of underlying future cash flows. As the Company has no proven and probable reserves as set forth in SEC Industry Guide 7 any adjustments to the carrying amounts are expensed as incurred.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Loans and borrowings

Loans and borrowings are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables are initially recognized at the amount expected to be received, less a discount (when material) to reduce the loans and receivables to fair value. Subsequently, loans and receivables are measured at amortized cost using the effective interest method less a provision for impairment.

Convertible debentures are recognized at fair value through the fair value option.

Revenue

            a.        Sale of goods

Revenue from the sale of mineral concentrates is recognized when it is probable that the economic benefits will flow to the Company and delivery has occurred, title has transferred, the sales price and costs incurred with respect to the transaction can be measured reliably and collectability is reasonably assured. For uranium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. For vanadium related products, revenue is recognized at the time of shipment, which is when title is transferred to the customer.

            b.        Rendering of services

Revenue from toll milling services is recognized as material is processed in accordance with the specifics of the applicable toll milling agreement. Revenue and unbilled accounts receivable are recorded as related costs are incurred using billing formulas included in the applicable toll milling agreement.

Revenue from alternate feed process milling is recognized as material is processed, in accordance with the specifics of the applicable processing agreement. Deferred revenues represent proceeds received on delivery of alternate feed materials but in advance of the required processing activity.

Interest income and expense

Interest income and expense are recognized as they accrue in profit or loss, using the effective interest method.

Share-Based Compensation

The Company records share based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period in capital stock. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels stock price on the date of grant. Stock based compensation expense related to awards with only service conditions has a graded vesting schedule which are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.

Capital stock

Common shares are classified as equity. Incremental costs directly attributable to the issue of common shares and share options are recognized as a deduction from equity, net of any tax effects.

Treasury shares

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, net of any tax effects, is recognized as a deduction from equity. Repurchased shares are classified as treasury shares and are presented as a reduction in common shares. When treasury shares are sold or reissued subsequently, the amount received is recognized as an increase in equity and the resulting surplus or deficit on the transaction is presented within capital stock.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Foreign currency

Transactions in foreign currencies are translated to the respective functional currencies of the Company’s subsidiaries and joint ventures at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency at the exchange rate as of the reporting date. Non-monetary assets and liabilities that are measured at fair value in a foreign currency are translated to the functional currency at the exchange rate when the fair value was determined. Foreign currency differences are generally recognized in profit or loss. Non-monetary items that are measured based on historical cost in a foreign currency are not translated.

The assets and liabilities of entities whose functional currency is not the U.S. dollar are translated into the U.S. dollar at the exchange rate as of the reporting date. The income and expenses of such entities are translated into the U.S. dollar using average exchange rates for the reporting period. Exchange differences on foreign currency translations are recorded in other comprehensive income (loss). EFI and certain Canadian holding companies have a Cdn$ functional currency. The Company’s US operations have a U.S. dollar functional currency.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Deferred income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted.

The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. When the Company concludes that all or part of the deferred income tax assets are not realizable in the future, the Company makes an adjustment to the valuation allowance that is charged to earnings in the period such determination is made.

Net income (loss) per share

The Company presents basic and diluted earnings (loss) per share data for its common shares, calculated by dividing the earnings or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is determined by adjusting the earnings or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive instruments.

Comprehensive income (loss)

In addition to Net income (loss), Comprehensive income (loss) includes all changes in equity during a period, such as foreign currency translation adjustments and cumulative unrecognized changes in fair value of marketable securities, available-for-sale or other investments.

Fair value of financial instruments

Fair value accounting utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Recently Issued Accounting Pronouncements

The FASB issued the following new and revised standards and amendments, which are not yet effective which may have future applicability to the Company:

Business combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) guidance related to accounting for measurement-period adjustments in a business combination. This update simplifies the measurement-period adjustments by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and not retrospectively. This update also requires the separate presentation on the face of the statement of income, or disclosure in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company is currently evaluating this guidance and the impact it will have on the financial statements.

Inventory

In July 2015, ASU 2015-11 was issued related to inventory which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Company's financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 which core principle is that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. The Company is evaluating the effect of this amendment and the impact it will have on the Company’s financial statements.

Employee benefit plan accounting

In July 2015, ASU 2015-12 was issued related to defined benefit pension plans, defined contribution pension plans, and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans, and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Company's financial statements.

Debt issuance costs

In April 2015, and further amended in August 2015, ASU 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company is currently evaluating this guidance and the impact to Loans and borrowings on the Company's financial statements.

Consolidations

In February 2015, ASU 2015-02 was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact on the Company's financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Revenue recognition

In May 2014, ASU 2015-14 was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Company’s financial statements.

Deferred Income Taxes

In November 2015, the ASU 2015-17 related to the presentation of deferred income taxes in the statement of financial position by requiring that deferred tax liabilities and assets be classified as noncurrent. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2016. The Company does not expect the updated guidance to have an impact on the Company's financial statements.

Going Concern

In August 2014, ASC 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating this guidance and the impact on the Company's financial statements.

4. ACQUISITION OF URANERZ ENERGY CORPORATION

On June 18, 2015, the Company acquired of 100% of the outstanding shares of Uranerz Energy Corporation. Under the terms of the acquisition agreement, shareholders of Uranerz received 0.255 common shares of the Company for each share of Uranerz common stock held. Each outstanding Uranerz option or warrant was converted into an option or warrant (as applicable) to acquire common shares of the Company, on the same terms and conditions as were applicable to the stock option or warrant (as applicable) prior to the acquisition, except that the number of shares subject to the option or warrant and the exercise price of the option or warrant were adjusted based on the exchange ratio of 0.255, so as to preserve the economic value of such options or warrants.

Uranerz, now a wholly owned subsidiary of the Company, is a United States based uranium company focused on in-situ uranium recovery. ISR is a uranium extraction process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium resources and then recover the uranium in the form of uranium concentrates. Uranerz controls a land position in the central Powder River Basin in Wyoming, where it operates the Nichols Ranch Project. The acquisition of Uranerz provides the Company with current ISR capabilities and the capability to expand ISR extraction and recovery in the future.

The acquisition was accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer. The measurement of the purchase consideration was based on the market price of the Company's common stock on June 18, 2015 which was $4.16 per share. The total purchase price, including the fair value of the options and warrants, amounted to $106.34 million. The total transaction costs incurred through December 31, 2015 by the Company was $6.89 million which was recorded in Costs directly attributable to acquisitions and are comprised of cash costs of $2.96 million and the issuance of 889,436 common shares of the Company for a total share value of $3.93 million for advisory fees and to settle a portion of required change in control payments to certain employees of Uranerz.

During the fourth quarter of 2015, the Company finalized the allocation of the purchase price, which resulted in an increase to plant and equipment of $6.81 million and decreases in ARO of $0.18 and Goodwill of $6.99 million, respectively.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

The allocation of the purchase price, based on the fair value of assets acquired and liabilities assumed on June 18, 2015, is summarized in the following table:

Purchase price
Issuance of 24,457,773 common shares for replacement of Uranerz common shares	$101,744
Issuance of 2,690,250 warrants for replacement of Uranerz warrants (Note 12)	915
Issuance of 2,040,408 options for replacement of Uranerz share based options (Note 12)	3,681
$106,340
Uranerz purchase price allocation
Cash and cash equivalents	$2,459
Inventories	3,742
Prepaid expenses and other assets	402
Plant and equipment	29,974
Mineral properties	36,563
Intangible assets - customer contracts	10,600
Restricted cash	2,100
Accounts payable and accrued liabilities	(2,280)
Loans and borrowings	(18,813)
Asset retirement obligation	(2,145)
Non-controlling interest	(3,992)
Goodwill	47,730
Total purchase consideration	$106,340

The purchase consideration was allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management's best estimates.

Pro forma information (unaudited)

Pro forma results of operations have been prepared as if the Uranerz acquisition had occurred at January 1, 2015. The pro forma consolidated financial statement information is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated. Any potential synergies that may be realized and integration costs that may be incurred have been excluded from the pro forma financial statement information.

For the year ended December 31, 2015, pro forma consolidated revenue and net loss is $64.75 million and $88.70 million, respectively. Included in pro forma net loss is a total of $6.89 million of acquisition costs incurred which included the issuance of 889,436 of common shares of the Company issued for advisory fees, and to satisfy a portion of required change in control payments.

5. RECEIVABLES

	December 31,	December 31,
	2015	2014
Current
Trade receivables - mineral concentrate sales	$1,868	$-
Trade receivables - other	749	600
	$2,617	$600
Non-current
Notes receivable and other	$1,096	$1,048
	$1,096	$1,048

During the year ended December 31, 2014 the Company received two notes with the principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. These notes carry a 3% annual interest payment. The Company has setup a reserve of $0.22 million (2014 - $0.22 million) against the collectability of these receivables.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

6. INVENTORIES

	December 31,	December 31,
	2015	2014
Concentrates and work-in-progress	$19,900	$27,595
Inventory of ore in stockpiles	7,767	2,000
Raw materials and consumables	3,004	2,944
	$30,671	$32,539
Inventories - by duration
Current	$30,671	$30,539
Long-term - ore in stockpiles	-	2,000
	$30,671	$32,539

The long-term portion of inventory of ore in stockpiles represents ore that is not expected to be processed within the next year.

7. INTANGIBLE ASSETS

The following is a summary of changes in intangible assets related to favorable sales contracts acquired in business combinations for the years ended December 31, 2015 and December 31, 2014:

	December 31,	December 31,
Sales Contracts	2015	2014
Cost
Balance at beginning of period	$15,851	$15,851
Sales contracts acquired in the acquisition of Uranerz (Note 4)	10,600	-
Balance, end of period	26,451	15,851

Accumulated amortization, beginning of period	11,970	8,079
Amortization of sales contracts	5,364	3,891
Accumulated amortization, end of period	17,334	11,970

Net book value	$9,117	$3,881

The sales contracts acquired in the acquisition of Uranerz were recorded at their acquisition date fair value, which are the incremental cash flows available to the Company arising from above-market pricing of the contracts. The contracts have no residual value and a weighted average expected economic life of 1.46 years. Estimated amortization expense is as follows: (2016 - $3.47 million, 2017 - $3.45 million, 2018 – $2.14 million, 2019 - $0.05 million, 2020 – nil).

8. PLANT AND EQUIPMENT AND MINERAL PROPERTIES

The following is a summary of plant and equipment:

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

		December 31,			December 31,
		2015			2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Plant and equipment
Nichols Ranch	$29,210	$(2,370)	$26,840	$-	$-	$-
Equipment and other	13,107	(10,878)	2,229	11,423	(10,688)	735
Plant and equipment total	$42,317	$(13,248)	$29,069	$11,423	$(10,688)	$735

The net book value for Nichols Ranch includes the value ascribed to the processing plant and equipment. The mineral properties acquired as part of the Uranerz acquisition are recorded as mineral properties, as the Company does not have any proven or probable reserves under SEC Industry Guide 7 all expenditures at the Nichols Ranch plant and equipment which do not have any alternative use and the mineral properties acquired are expensed as incurred.

For the year ended December 31, 2015, the Company recorded $2.37 million (2014—Nil; 2013 - Nil) of depreciation expense related to Nichols Ranch plant and equipment, which is included in the costs and expenses applicable to revenue in the statement of operations and comprehensive income for the year ended December 31, 2015.

The following is a summary of mineral properties:

	December 31,	December 31,
	2015	2014
Mineral properties
In-situ Recovery
Uranerz ISR properties	$36,096	$-
In-situ Recovery total	$36,096	$-
Conventional
Sheep Mountain	34,183	34,183
Roca Honda (1)	19,465	16,507
Other	1,287	9,822
Conventional total	54,935	60,512
Mineral Properties total	$91,031	$60,512

(1)	During the year ended December 31, 2015 the Company acquired mineral interests adjacent to the Roca Honda for consideration totaling $2.96 million.

9. IMPAIRMENTS

Impairment of Goodwill

The Company recorded Goodwill of $47.73 million associated with the acquisition of Uranerz on June 18, 2015. The Goodwill represents the excess of the acquisition date fair value of the purchase consideration, over the fair value of the assets acquired, net of obligations assumed, and is ascribed to the reporting unit.

Since the acquisition of Uranerz, uranium spot market prices have fallen about 20% and the value of the Company’s shares and related market capitalization have decreased significantly. As a result, during the Company’s annual impairment test for Goodwill performed as of December 31, 2015 the Company evaluated the carrying amount of the Goodwill and determined that the Goodwill should be fully impaired (refer to note 20 for disclosure of the Company’s valuation methodology).

Impairment of plant and equipment, mineral properties and mineral properties held for sale

The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

2015

In the year ended December 31, 2015, the Company identified indicators of impairment of its mineral properties due to the decline in the uranium concentrate spot and long-term prices and deterioration in the Company’s expectation of future uranium concentrate prices with respect to the Company's mineral properties. An impairment analysis was performed for these properties using the assumptions listed in note 20. The Company compared the undiscounted cash flows for the mineral properties tested with their carrying amounts. No impairment was considered necessary with respect of Roca Honda, Sheep Mountain properties and the recently acquired ISR mineral properties, with the exception of properties being held for sale or which were abandoned, since the undiscounted cash flows exceeded the carrying amounts for the properties. With respect of mineral properties identified as held for sale and properties which were abandoned, the Company recorded an impairment totaling $10.99 million.

With respect of mineral properties identified as held for sale, the Company recorded an impairment of $8.22 million. The impaired properties included Copper King, Marquez Ranch, Gas Hills, Juniper Ridge and the Nose Rock (December 31, 2014 – Copper King and Marquez Ranch). These properties are classified in the other category of the conventional segment. The impairment of $8.22 million was based of the estimate of its fair value determined using the market approach less projected selling costs. Subsequent to December 31, 2015 Copper King, Marquez Ranch and Nose Rock mineral interests with a carrying amount of $1.30 million were sold in separate transactions for gross proceeds totaling $1.36 million.

With respect of properties which were abandoned, the Company recorded an impairment of $2.77 million of which $0.47 million related to the properties within the ISR segment. Additionally, during the review of the mineral properties abandoned, the Company identified $2.30 million of mineral properties where annual leases were not renewed and abandoned during the year ended December 31, 2014 but had not been impaired in that year. These properties have been impaired and included in the impairment of mineral properties for the year ended December 31, 2015.

2014

In the year ended December 31, 2014, the Company identified indicators of potential impairment of its plant and equipment and mineral properties due to the decline in the uranium concentrate spot and long-term prices from April 1, 2014 through July 31, 2014 and a significant deterioration in the Company’s expectation of future uranium concentrate prices with respect to the Company's White Mesa Mill together with its conventional mining projects located in the Colorado Plateau, Henry Mountains and Arizona Strip geographic regions representing an asset group (collectively referred to as “WMM asset group”). Refer to note 20 for a discussion of the valuation methodologies used. Based on the impairment analysis, the Company recorded an impairment loss of $75.05 million for the conventional uranium recovery segment, in the quarter ended June 30, 2014, with respect to the WMM asset group. No impairment was required with respect to the Company’s conventional mining projects of Sheep Mountain and Roca Honda located in Wyoming and New Mexico since the undiscounted cash flows exceeded the carrying amounts for the properties. The Company also reclassified $7.53 million of conventional uranium recovery segment from plant and equipment to assets held for sale, tested the carrying value of the assets and recorded an impairment of $5.02 million based of the estimate of its fair value determined using the market approach less projected selling costs.

2013

During the year ended December 31, 2013, a review and subsequent evaluation of mineral properties did not result in any impairment of WMM asset group or the Company’s conventional mining projects of Sheep Mountain and Roca Honda located in Wyoming and New Mexico.

10. ASSET RETIREMENT OBLIGATION AND RESTRICTED CASH

The following table summarizes the Company’s ARO:

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

	December 31,	December 31,
	2015	2014
Asset retirement obligation, beginning of period	$5,683	$6,780
Revision of estimate	877	9
Acquisition of Uranerz (Note 4)	2,145	-
Transfer of liability associated with the sale of mining assets	-	(321)
Accretion of liabilities	494	412
Settlements	(626)	(1,197)
Asset retirement obligation, end of period	$8,573	$5,683
Asset retirement obligation:
Current	$1,000	$121
Non-current	7,573	5,562
Asset retirement obligation, end of period	$8,573	$5,683

Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle ARO. Changes to the ARO are recorded in profit and loss.

The ARO of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 8.5% to 11.5% and an inflation rate of 2.0% (December 31, 2014 – 2.0%) . The total undiscounted decommissioning liability as at December 31, 2015 is $32.30 million (December 31, 2014 - $26.60 million). Reclamation costs are expected to be incurred between 2015 and 2038 in the following manner: 2016 – 2020 - $2.83 million, 2021 – 2025 - $2.32 million, 2026 – 2030 - $2.69 million, 2031 – 2035 - $8.78 million, 2036 – 2038 - $15.68 million.

Restricted cash, which is held by or for the benefit of regulatory agencies to collateralize future obligations, are comprised of the following:

	December 31,	December 31,
	2015	2014
Restricted cash, beginning of period	$16,148	$25,478
Restricted cash from acquisitions (Note 4)	2,100	-
Refunds and returns for the period	(5,268)	(9,330)
Restricted cash, end of period	$12,980	$16,148

The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the State of Utah, the State of Wyoming, the applicable state regulatory agencies in Colorado and Arizona and the U.S. Bureau of Land Management for estimated reclamation costs associated with the White Mesa mill and mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. During the year ended December 31, 2015, the Company had a net refunds and returns of $5.27 million from its collateral account (December 31, 2014 -$9.33 million) primarily as a result of the restructuring of the Company’s surety arrangements and the reduction of bonding requirements at some of the Company’s projects due to reclamation activities completed. See Note 17 for a discussion of the Company’s surety bond commitments.

11. LOANS AND BORROWINGS

The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

	December 31,	December 31,
	2015	2014
Current portion of loans and borrowings:
Secured note (b)	$250	$-
Wyoming Industrial Development Revenue Bond loan (c)	3,291	-
Finance leases and other	41	46
Total current loans and borrowings	$3,582	$46
Long-term loans and borrowings:
Convertible debentures (a)	$14,624	$15,740
Secured note (b)	224	-
Wyoming Industrial Development Revenue Bond loan(c)	14,078	-
Finance leases and other	11	46
Total long-term loans and borrowings	$28,937	$15,786

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31,		December 31,
				2015		2014
		Nominal
		interest	Year of		Carrying		Carrying
	Currency	rate	maturity	Face value	amount	Face value	amount
Convertible debentures (a)	CDN$	8.5%	2017	$15,896	$14,624	$20,684	$15,740
Secured note (b)	USD	7%	2017	500	474	-	-
Wyoming Industrial Development Revenue Bond loan(c)	USD	5.75%	2020	20,000	17,369	-	-
Finance leases and other	USD	7%	2013-2017	150	52	185	92
				$36,546	$32,519	$20,869	$15,832

(a)

On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures maturing June 30, 2017 (the “Debentures”). The Debentures were issued at a price of Cdn$1,000 per Debenture for gross proceeds of $21.55 million (the “Offering”). The Debentures are convertible into common shares at the option of the holder at a conversion price of Cdn$15.00 per common share. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Debentures, on the date it is payable under the indenture (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).

The Debentures accrue interest, payable semi-annually in arrears on June 30 and December 31 of each year at a fluctuating rate, of not less than 8.5% and not more than 13.5%, indexed to the simple average spot price of uranium as reported on the UxC Weekly Indicator Price. Interest can be paid in cash or issuance of the Company’s common shares. The Debentures may be redeemed in whole or part, at par plus accrued interest and unpaid interest by the Company between June 30, 2015 and June 30, 2017 subject to certain terms and conditions, provided the volume weighted average trading price of the common shares of the Company on the TSX during the 20 consecutive trading days ending five days preceding the date on which the notice of redemption is given is not less than 125% of the conversion price.

Upon redemption or at maturity, the Company will repay the indebtedness represented by the Debentures by paying to the debenture trustee in Canadian dollars an amount equal to the aggregate principal amount of the outstanding Debentures which are to be redeemed or which have matured, as applicable, together with accrued and unpaid interest thereon.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Subject to any required regulatory approval and provided no event of default has occurred and is continuing, the Company has the option to satisfy its obligation to repay the Cdn$1,000 principal amount of the Debentures, in whole or in part, due at redemption or maturity, upon at least 40 days’ and not more than 60 days’ prior notice, by delivering that number of common shares obtained by dividing the Cdn$1,000 principal amount of the Debentures maturing or to be redeemed as applicable, by 95% of the volume-weighted average trading price of the common shares on the TSX during the 20 consecutive trading days ending five trading days preceding the date fixed for redemption or the maturity date, as the case may be.

The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2015 the Company recorded a loss on revaluation of convertible debentures of $1.55 million (December 31, 2014 – ($0.30 million)).

(b)

In February 2015 the Company issued a secured note in the amount of $0.45 million for a 50% interest in a joint venture with an effective interest rate of 7%. The remaining balance of the note is repayable on the following schedule: February 13, 2016 ($0.25 million), and February 13, 2017 ($0.25 million). The current portion of this note is $0.25 million.

(c)

The Company through its acquisition of Uranerz assumed an $18.58 million loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. The current portion of the note is $3.29 million.

12. CAPITAL STOCK

Authorized capital stock

The Company is authorized to issue an unlimited number of Common Shares without par value, unlimited Preferred Shares issuable in series, and unlimited Series A Preferred Shares. The Series A Preferred shares are non-redeemable, non-callable, non-voting and with no right to dividends. The Preferred Shares issuable in series will have the rights, privileges, restrictions and conditions assigned to the particular series upon the Board of Directors approving their issuance.

Share consolidation

At a special meeting held on October 30, 2013, the Company’s shareholders approved a share consolidation, in which fifty common shares of the Company were exchanged for one new common share. The share consolidation occurred on November 5, 2013. All share and per share amounts in these consolidated financial statements have been restated to reflect the share consolidation.

Issued capital stock

The significant transactions relating to capital stock issued for the three years ended December 31, 2015 are as follows:

a)	In the year ended December 31, 2015 the Company issued 1,275,908 shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $2.94 million.

b)	On June 18, 2015 the Company issued 24,457,773 shares for the acquisition of Uranerz Energy Corp valued at $101.75 million.

Pursuant to the acquisition of Uranerz, the Company issued 617,832 EFI common shares valued at $2.57 million in satisfaction of an advisory fee. The value of the Energy Fuels shares issued for the advisory fee was calculated using the share price of the Company’s shares on the date the acquisition closed and these costs were expensed in the consolidated financial statements of the Company.

On June 25, 2015 the Company issued 271,604 EFI common shares valued at $1.36 million to former employees of Uranerz in consideration for termination liabilities. The value of the Energy Fuels shares issued was calculated using the share price of the Company’s shares on the date the shares were issued. These costs were expensed in the consolidated financial statements of the Company.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

c)

On October 16, 2013 the Company completed an offering of 625,000 shares at a price of Cdn$8.00 ($7.73) for total gross proceeds of $4.83 million. Also included in the consideration are 30,963 compensation warrants where each whole warrant entitles the holder to purchase one common share at a price of Cdn$8.00 until October 16, 2016. The fair value of the 30,963 compensation warrants that were issued on the completion of the offering totaled $0.06 million.

d)

On August 29, 2013 the Company completed the acquisition of Strathmore Minerals Corporation (“Strathmore”) in exchange for 3,665,395 Energy Fuels common shares at Cdn$10.50 ($10.00) per share aggregating to $36.47 million, plus 63,024 EFI common shares at Cdn$10.50 (S10.00) per share aggregating to $0.63 million for replacement of Strathmore’s restricted share units which had fully vested upon acquisition by EFI.

Pursuant to the acquisition of Strathmore, the Company issued 55,095 EFI common shares valued at $0.55 million in satisfaction of an advisory fee. The value of the Energy Fuels shares issued was calculated using the share price of the Company’s shares on the date the acquisition closed. These costs were expensed in the consolidated financial statements of the Company.

On September 11, 2013 the Company issued 107,645 shares valued at $0.99 million to former employees of Strathmore in consideration for termination liabilities of certain employees. The value of the Energy Fuels shares issued was calculated using the share price of the Company’s shares on the date the shares were issued. These costs were expensed in the consolidated financial statements of the Company.

e)

On June 13, 2013, the Company completed an equity private placement of 947,616 non-transferable subscription receipts at a price of Cdn$7.00 ($6.75) per subscription receipt for gross total proceeds of $6.52 million. Each subscription receipt was exchangeable into one unit of the Company. Each unit consisted of one common share and one-half of one warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of Cdn$9.50 until June 15, 2015. Also included in the consideration are compensation warrants where each whole warrant entitles the holder to purchase one common share at a price of Cdn$9.00 until June 15, 2015. The fair value of the 473,808 full warrants and the 50,594 compensation warrants that were issued on the completion of the private placement totaled $0.84 million and this value was recorded in capital stock.

f)

On January 28, 2013, pursuant to a private placement, the Company issued 437,028 common shares of the Company to acquire 9,439,857 common shares of Virginia Energy Resources Inc. for $3.95 million. The 9,439,857 common shares acquired by the Company represented 16.5% of Virginia Energy’s common shares outstanding.

Share Purchase Warrants

The following table summarizes the Company’s share purchase warrants denominated in Cdn$:

		Exercise Price	Warrants
Month Issued	Expiry Date	Cdn$	Outstanding
June 2012	June 22, 2016	13.25	351,025

June 2013	June 15, 2016	9.50	456,948

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $1.46 million of fair value for the 355,005 warrants issued in connection with the June 2012 private placement:

Risk-free rate	1.22%
Expected life	3.0 years
Expected volatility	82%*
Expected dividend yield	0.0%

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.84 million of fair value for the 524,402 warrants issued in connection with the June 2013 private placement.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Risk-free rate	1.016%
Expected life	2.0 years
Expected volatility	94%*
Expected dividend yield	0.0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

In the year ended December 31, 2015 the Company issued 300 shares upon exercise of share purchase warrants at an average exercise price of $7.61 (Cdn$9.50) for proceeds of less than $0.01 million.

In the year ended December 31, 2014 the Company issued 61,301 shares upon exercise of share purchase warrants at an average exercise price of $7.88 (Cdn$8.72) for proceeds of $0.48 million.

The following table summarizes the Company’s share purchase warrants denominated in USD:

		Exercise Price	Warrants
Month Issued	Expiry Date	USD	Outstanding
June 2015	March 5, 2016	6.28	1,058,250

June 2015	January 25, 2017	6.28	1,224,000

These warrants were issued as Uranerz replacement warrants and are accounted for as a derivative liability within accounts payable as they do not meet the definition of equity as they are priced in USD while the functional currency of the Company’s parent is Cdn$ and have a fair value of $0.26 million. 0.41 million and 1.06 million warrants expired unexercised on December 5, 2015 and March 5, 2016, respectively.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.91 million of fair value for the 2,690,250 warrants issued in connection with the acquisition of Uranerz.

Risk-free rate	0.16 – 0.65%
Expected life	0.18 – 1.07 years
Expected volatility	65 – 98%*
Expected dividend yield	0.0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

13. BASIC AND DILUTED LOSS PER COMMON SHARE Weighted average number of common shares (basic)

The following is a reconciliation of weighted average shares outstanding for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

		Year ended
		December 31,
	2015	2014	2013
Issued common shares at beginning of period	19,677,552	19,601,251	13,642,672
Effect of share options exercised	22,938	11,137	-
Effect of shares issued for exercise of share purchase warrants	173	49,273	-
Effect of shares issued in business combinations	13,654,488	-	-
Effect of shares issued in asset acquisitions	-	-	1,425,052
Effect of shares issued in private placements	-	-	932,233
Effect of shares issued in public offerings	28,821	-	130,495
Weighted average shares outstanding	33,383,972	19,661,661	16,130,452

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Diluted loss per share

For the three years ended December 31, 2015, 2014 and 2013, 5,213,120, 1,984,482 and 1,935,688 options and warrants, respectively, and the potential conversion of the uranium debentures have been excluded from the calculation as their effect would have been anti-dilutive.

The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

		Year ended
		December 31,
	2015	2014	2013
Loss attributable to shareholders	($82,217)	($86,635)	($36,590)
Basic and diluted weighted average number of common shares outstanding	33,383,972	19,661,661	16,130,452
Loss per common share	($2.46)	($4.41)	($2.27)

14. SHARE-BASED PAYMENTS

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At December 31, 2015, a total of 4,654,005 shares were authorized for stock incentive plan awards.

Employee Stock Options

The Company has established a stock option plan whereby the Board of Directors may grant options to employees, directors and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Company’s stock incentive plans generally vest over periods of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were 2.18 million options granted in 2015, 0.31 million options granted in 2014 and 0.50 million options granted in 2013. At December 31, 2015, there were 2.12 million options outstanding (2014: 0.9 million options) with 1.92 million options (2014: 0.77 million options) exercisable, at a weighted average exercise price of $6.54 (2014: $10.05), with a weighted average remaining contractual life of 4.27 years (2014: 2.75 years).

The summary of the Company’s stock options at December 31, 2015 and December 31, 2014, and the changes for the fiscal periods ending on those dates is presented below:

	Year ended			Year ended
	December 31, 2015			December 31, 2014

		Weighted		Range of	Weighted
	Range of	Average		Exercise	Average
	Exercise Prices	Exercise Price	Number of	Prices	Exercise Price	Number of
	$	$	Options	$	$	Options
Balance, beginning of period	6.55 - 38.12	10.05	905,413	7.60 - 44.22	14.27	795,318
Transactions during the period:
Granted	2.55 - 18.55	6.02	2,176,330	9.05	9.05	307,250
Exercised	2.55 - 4.48	3.78	(48,802)	8.75	8.75	(15,000)
Forfeited	4.44 - 29.71	7.29	(574,486)	7.60 - 44.22	14.70	(158,655)
Expired	7.47 - 32.10	7.42	(335,558)	17.50	17.50	(23,500)
Balance, end of period	2.55 - 32.10	6.54	2,122,897	7.60 - 44.22	11.66	905,413

The fair value of stock options granted and issued as replacements in business combinations and asset acquisitions during the years ended December 31, 2015, 2014 and 2013 is as follows:

		Year ended
		December 31,
	2015	2014	2013
Share option plan expense (1)	$1,099	$1,405	$1,268
Replacement options from business combinations and asset acquisitions (2)	3,681	-	270
Value of stock options granted	$4,780	$1,405	$1,538

(1)	The fair value of the options granted under the Plan was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate	0.87%	1.60%	1.18% - 1.84%
Expected life	5.0 years	5.0 years	1.2 – 5.0 years
Expected volatility	75.1%*	81%*	60% - 95%*
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average expected life of option	4.99	5.00	4.75
Weighted-average grant date fair value	$2.64	$5.27	$5.42

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

(2)

During business combinations and asset acquisitions the Company may issue options to replace options of the acquired companies. For the years ended December 31, 2015, 2014 and 2013 the fair value of stock options granted to employees, directors and consultants of companies acquired through business combinations and asset acquisitions was estimated on the closing date of the transaction using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Risk-free interest rate	0.0% to 2.35%	-	1.06% - 2.40%
Expected life	0.05 to 10 years	-	0.2 - 9.2 years
Expected volatility	18.47 to 93.31%*	-	51% - 104%*
Expected dividend yield	0.00%	-	0.00%
Weighted-average expected life of option	4.52	-	0.79
Weighted-average grant date fair value	$1.89	-	$0.92

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

Restricted Share Units

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the year ended December 31, 2015, the Company’s Board of Directors approved the issuance of 282,716 RSUs under the Company’s 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”). No RSUs were issued in 2014 or 2013.

A summary of the status and activity of non-vested stock options and RSUs for the year ended December 31, 2015 is as follows:

	Stock-option		RSU Weighted
		Weighted
	Number of	Average Grant-	Number of	Average Grant-
	shares	Date Fair Value	shares	Date Fair Value
Non-vested December 31, 2012	-	$-	-	$-
Granted	218,150	$5.42	-	$-
Vested	(218,150)	$5.42	-	$-
Forfeited	-	$-	-	$-
Non-vested December 31, 2013	-	$-	-	$-
Granted	307,250	$5.27	-	$-
Vested	(153,625)	$5.27	-	$-
Forfeited	(14,025)	$5.27	-	$-
Non-vested December 31, 2014	139,600	$5.27	-	$-
Granted	2,176,330	$1.93	282,716	$4.05
Vested	(2,097,272)	$1.83	-	$-
Forfeited	(18,429)	$5.17	(9,850)	$4.68
Non-vested December 31, 2015	200,229	$5.00	272,866	$4.03

The total intrinsic value and fair value of RSUs that vested in 2015 was $nil.

At December 31, 2015, there was $0.06 million, $0.39 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a weighted-average period of approximately two years.

In the year ended December 31, 2015 the Company issued 48,802 shares upon exercise of stock options at an average exercise price of $3.87 for proceeds of $0.18 million. These options had an intrinsic value of $0.06 million.

In the year ended December 31, 2014 the Company issued 15,000 shares upon exercise of stock options at an average exercise price of $7.97 (Cdn$8.75) for proceeds of $0.12 million. These options had an intrinsic value of $0.02 million.

15. INCOME TAXES

A reconciliation of income tax expense (recovery) and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

		Year ended
		December 31,
	2015	2014	2013
Income (loss) before income taxes	$(82,357)	$(86,532)	$(36,590)
Combined federal and provincial rate	26.50%	26.50%	26.50%

Expected income tax recovery	(21,825)	(22,931)	(9,696)
Stock based compensation	291	337	317
True-up	281	(307)	1,878
Other non-deductible/non-taxable items	(2,984)	(743)	476
Foreign tax rate differences	(10,180)	(9,884)	(3,040)
Change in valuation allowance	34,417	33,631	10,065
Income tax expense	$(0)	$103	$(0)

The Components of the net deferred tax assets and liabilities as of December 31, 2015, 2014 and 2013 are as follows:

		Year ended
		December 31,
	2015	2014	2013
Current deferred tax assets
Deferred revenue	$-	$948	$538
Inventories	1,415	1,677	962
Short-term investments	408	188	(583)
Total current deferred tax assets	1,823	2,813	917

Non-current deferred tax assets
Operating loss carry forwards	86,807	60,012	63,690
Capital loss carry forwards	21,297	21,507	-
Deferred revenue and other	3,987	1,719	-
Mineral properties and deferred costs	41,631	23,632	32,187
Asset retirement obligations	3,226	2,138	1,346
Intangibles and other	(3,772)	(2,134)	(986)
Property, plant and equipment	(1,348)	9,547	(11,551)
Total non-current deferred tax assets	151,828	116,421	84,686

Subtotal deferred tax asset	153,651	119,234	85,603
Less: valuation allowance	(153,651)	(119,234)	(85,603)
Net deferred tax asset	$-	$-	$-

At December 31, 2015, December 31, 2014 and December 31, 2013 the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.

The Consolidated Statement of Equity contains $0.08 million of tax expense and benefit relating to the expiration of $0.59 million of warrants.

The following table summarizes the changes to the valuation allowance:

For the Year	Balance at
Ended	Beginning of			Balance at End
December 31,	Period	Additions (a)	Deductions (b)	of Period
2015	119,234	49,582	(15,165)	153,651
2014	85,603	48,501	(14,870)	119,234
2013	75,539	27,411	(17,347)	85,603

a)

The additions to the valuation allowance result from additional losses incurred, increases to other tax assets such as mineral property and other increases arising from the acquisition of Uranerz Energy Corporation and Strathmore Minerals Corp. Management does not feel these additions meet the more-likely-than-not criterion for recognition.

b)	The reductions to the valuation allowance result from foreign exchange rate reductions of tax attributes in Canada as well as utilization of tax deductions in excess of book deductions.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

The following table summarize the Company's capital losses and net operating losses as of December 31, 2015 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$21,381	2027 - 2035
Canada	Allowable Capital losses	3,125	None
Canada	Investment Tax Credits	1,136	2023 - 2026
United States	Net operating losses	215,613	2026 - 2035
United States	Capital losses	54,399	2019

Utilization of the United States loss carry forwards will be limited in any year as a result of previous changes in ownership. For the Energy Fuels Holding Corporation and Subsidiaries consolidated group, management estimates that approximately $75 million in net operating losses will expire unutilized as a result of these limitations.

Utilization of the Canadian loss carry forwards will be subject to the Acquisition of Control Rules in any year as a result of previous changes in ownership.

16. SUPPLEMENTAL FINANCIAL INFORMATION

The components of revenues are as follows:

		Year ended
		December 31,
	2015	2014	2013
Uranium concentrates	$60,696	$45,755	$55,304
Vanadium concentrates	-	-	8,779
Alternate feed materials processing and other	655	498	238
Revenues	$61,351	$46,253	$64,321

The Company has four major customers to which its sales for the year were as follows: $20.98 million; $16.31 million; $12.53 million; $9.00 million (2014 - $20.66 million; $8.57 million; $16.53 million); (2013 - $26.94 million; $10.41 million; $26.40 million).

The Company’s revenues by country of customer for the current year were as follows: $37.85 million – U.S.; $20.98 million – South Korea; Other - $1.87 million (2014 -$25.59 million - U.S.; $20.66 million - South Korea) (2013 - $46.31 million - U.S.; $26.94 million - South Korea).

Deferred revenue at December 31, 2015 of $2.17 million (2014 - $1.51 million) relates to proceeds received on delivery of alternate feed materials in advance of the required processing activity.

The components of other income (expense) are as follows:

		Year ended
		December 31,
	2015	2014	2013

Interest income	$94	$47	$462
Foreign exchange gains (losses)	(7)	5	297
Change in value of investments accounted at fair value	38	(404)	(3,366)
Change in value of derivative liabilities	590	-	-
Change in value of convertible debentures	(1,548)	300	691
Gain on sale of mineral properties	-	565	-
Other	413	922	164
Other income (expense)	$(420)	$1,435	$(1,752)

17. COMMITMENTS AND CONTINGENCIES

General legal matters

White Mesa Mill

In November, 2012, the Company was served with a Plaintiff’s Original Petition and Jury Demand in the District Court of Harris County, Texas, claiming unspecified damages from the disease and injuries resulting from mesothelioma from exposure to asbestos, which the Plaintiff claims was contributed by being exposed to asbestos products and dust while working at the White Mesa Mill. The Company do not consider this claim to have any merit, and therefore do not believe it will materially affect its financial position, results of operations or cash flows. In January, 2013, the Company filed a Special Appearance challenging jurisdiction and certain other procedural matters relating to this claim. No other activity involving the Company on this matter has occurred since that date.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

In January, 2013, the Ute Mountain Ute tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated, and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.

In April 2014, the Grand Canyon Trust filed a citizen suit in federal district court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleges that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asks the court to impose injunctive relief, civil penalties of up to $37,500 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and is currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint.

Canyon Project

In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the United States Forest Service (“USFS”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. Briefing on the appeal on the merits is now complete, and the parties are waiting for a hearing to be scheduled. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations. The parties are currently briefing motions for summary judgement relating to this litigation

Mineral property commitments

The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually and annual renewal costs are expected to total $1.52 million for the year ended December 31, 2016.

Surety bonds

The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $12.98 million posted against an undiscounted ARO of $32.30 million.

18. SEGMENT INFORMATION

The Company Is engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s primary mining activities are in the United States.

The reportable segments are those operations whose operating results are reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance provided those operations pass certain quantitative thresholds. Operations whose revenues, earnings or losses or assets exceed 10% of the total consolidated revenue, earnings or losses or assets are reportable segments. Information about assets and liabilities of the segment has not been provided because the information is not used to assess performance.

In order to determine reportable operating segments, management reviewed various factors, including geographical location and managerial structure. It was determined by management that a reportable operating segment generally consists of an individual property managed by a single general manager and management team. Finance income (expense), other income (expenses) are managed on a consolidated basis and are not allocated to operating segments.

Non-mining activities and other operations are reported in Corporate and other.

The following tables set forth operating results by reportable segment for the year ended December 31, 2015: Note the ISR Segment only includes activity after its acquisition on June 18, 2015. Prior to the acquisition of Uranerz, the Company’s reportable segment was its conventional uranium segment.

			Non-Operating
	Operating Segments		Segments

Year Ended December 31, 2015	Conventional	ISR	Corporate & Other	Total
Revenue	$48,448	$12,903	$-	61,351
Costs and expenses applicable to revenue	28,161	9,456	-	37,617
Development, permitting and landholding	1,312	7,450	-	8,762
Stand by costs	10,765	-	-	10,765
Accretion of asset retirement obligation	414	80	-	494
Selling costs	316	-	-	316
Intangible asset amortization	2,372	2,992	-	5,364
General and administration	1,648	1,867	8,810	12,325
Costs directly attributable to acquisitions	-	-	6,886	6,886
Impairment of plant and equipment and mineral properties	10,527	467	-	10,994
Impairment of goodwill	-	47,730	-	47,730
Total operating loss	(7,067)	(57,139)	(15,696)	(79,902)

Interest Expense	-	-	(2,035)	(2,035)
Other income (expense)	-	-	(420)	(420)
Net loss	$(7,067)	$(57,139)	$(18,151)	$(82,357)
Attributable to shareholders	$(7,067)	$(56,999)	$(18,151)	$(82,217)
Non-controlling interests	-	(140)	-	(140)
Net loss for the period	$(7,067)	$(57,139)	$(18,151)	$(82,357)

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

19. UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION

     The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2015, 2014, and 2013.

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited) (in thousand, except share and per share amounts)
Net loss	$(1,203)	$(4,060)	$(5,345)	$(71,609)

Net loss per share	$(0.06)	$(0.18)	$(0.12)	$(1.58)

Weighted average shares outstanding Basic and Diluted	19,677,552	22,999,968	45,117,145	45,330,302

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(unaudited) (in thousand, except share and per share amounts)
Net income (loss)	$(6,671)	$(75,018)	$3,682	$(8,628)

Net income (loss) per share	$(0.34)	$(3.81)	$0.19	$(0.44)

Weighted average shares outstanding Basic and Diluted	19,601,773	19,677,052	19,677,552	19,677,552

	Three months ended
	March 31 ,2013	June 30, 2013	September 30, 2013	December 31, 2013
	(unaudited) (in thousand, except share and per share amounts)
Net loss	$(11,703)	$(8,131)	$(12,132)	$(4,624)

Net loss per share	$(0.84)	$(0.57)	$(0.74)	$(0.24)

Weighted average shares outstanding Basic and Diluted	13,948,212	14,271,278	16,385,210	19,028,922

20. FAIR VALUE ACCOUNTING

Assets and liabilities measured at fair value on a recurring basis

     The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2015 and 2014. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As at December 31, 2015, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$489	$-	$-	$-
Derivative liability	-	(262)	-	(262)
Convertible debentures (Note 10)	(14,624)	-	-	(14,624)
	$(14,135)	$(262)	$-	$(14,886)

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

     The Company's investments are marketable equity securities which are exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

Assets and liabilities measured at fair value on a non-recurring basis

     As discussed in Note 9, Impairment, the Company recorded several impairment charges in the years ended December 31, 2015 and 2014.

     In the year ended December 31, 2015, the Company recorded an impairment charge of $47.73 million associated with the Goodwill recognized in the acquisition of Uranerz on June 18, 2015. The estimated fair value used in the December 31, 2015 impairment analysis was determined using discounted cash flow projections. Key assumptions used in the calculation of recoverable amounts include discount rates, uranium prices, future timing of production volume including the date when a mineral property can be brought into production and the expected cost to produce uranium and future care and maintenance and operating costs.

In the second quarter of 2015, the Company recorded the fair value of Nichols Ranch Project upon acquisition of Uranerz. The estimated fair value used in the June 18, 2015 valuation was determined using discounted cash flow projections and various other pricing scenarios. Key assumptions used in the calculation of recoverable amounts include discount rates, uranium prices, future timing of production volume including the date when a mineral property can be brought into production and the expected cost to produce uranium, future care and maintenance and operating costs as well as precedent market transactions data.

In the second quarter of 2014, the Company recorded an impairment charge of $75.05 million, respectively, in relation to the White Mesa Asset Group. The estimated fair value used in the June 30, 2014 impairment analysis was determined using discounted cash flow projections and various other pricing scenarios. Key assumptions used in the calculation of recoverable amounts include discount rates, uranium prices, future timing of production volume including the date when a mineral property can be brought into production and the expected cost to produce uranium and future care and maintenance and operating costs.

     The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements for the year ended December 31, 2015 and 2014.

2015
	Date of Fair Value			Range/Weighted
	Measurement	Valuation Technique	Unobservable Input	Average
Nichols Ranch Project and mineral properties in the ISR and Conventional segments	December 31, 2015	Discounted Cash Flow Model	Discount Rate Short and Long Term Uranium Price United States Inflation Rate	10% $38.90 to $62.10 2%

Nichols Ranch Project	June 18, 2015	Discounted Cash Flow Model	Discount Rate Short and Long Term Uranium Price United States Inflation Rate	10% $37.95 to $65.00 2%

Acquired Uranerz exploration properties	June 18, 2015 and December 31, 2015	Enterprise value to resource model and acreage multiple	Precedent Transaction Research	Measured & Indicated pounds U3O8 - 2.00x Inferred Pounds U3O8 - 1.50 x $77.00x - Acre

		2014
	Date of Fair Value			Range/Weighted
	Measurement	Valuation Technique	Unobservable Input	Average
White Mesa Asset Group	June 30, 2014	Discounted Cash Flow Model	Discount Rate	12.5%
			Short and Long Term Uranium Price	$37.95 to $65.00
			United States Inflation Rate Monte Carlo Simulation	2%

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2015
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

21. SUBSEQUENT EVENTS

Issuance of stock options and restricted stock units (“RSU”)

On January 27, 2016 the Company granted 0.42 million stock options and 0.95 million RSU’s to its employees, directors and consultants with an exercise price of $2.12. The options carry a five-year life and are vested as follows: 50% immediately; 25% on January 27, 2017; 25% on January 27, 2018. The RSU’s vest as follows: 50% on January 27, 2017; 25% on January 27, 2018; and 25% on January 27, 2019.

Definitive agreement to acquire Mesteña

On March 4, 2016, the Company into a definitive agreement (the “Mesteña Purchase Agreement”) between the Company and Mesteña Uranium, LLC, Leoncito Plant, LLC, Leoncito Project, LLC (collectively, the “Subject Companies”) and Mesteña, Inc., Jones Ranch Minerals Unproven, Ltd. and Mesteña Unproven, Ltd. (collectively with the Subject Companies, the “Selling Parties”) to acquire all of the membership interests of the Subject Companies. Mesteña is a uranium recovery company that owns the Alta Mesa ISR uranium recovery project (the “Alta Mesa Project”), located in Texas. The Alta Mesa Project has a fully-licensed and constructed ISR uranium recovery plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. The recovery plant is currently being maintained on standby. Under the Mesteña Purchase Agreement, the Company has agreed to issue 4,551,284 common shares to the Selling Parties at the closing of the transaction, which is expected to occur on or before May 4, 2016, subject to receipt of all applicable regulatory and stock exchange approvals and the satisfaction of certain other conditions to closing. The properties will be subject to a royalty equal (in total) to 3.125% of the value of the recovered U3O8 from the Properties sold at a uranium price of $65.00 or less per pound U3O8, 6.25% of the value of the recovered U3O8 from the Properties sold at a uranium price greater than $65.00 and up to and including $95.00 per pound U3O8, and 7.5% of the value of the recovered U3O8  from the Properties sold at a uranium price greater than $95.00 per pound U3O8.

Letter of intent to acquire 40% of Roca Honda

On March 4, 2016, the Company entered into a non-binding letter of intent (“Letter of Intent”) with Sumitomo Corporation to acquire its 40% interest in the Roca Honda Project, for: (i) 1.0 million in cash; (ii) a number of common shares of the Company equal to $1.5 million; (iii) once commercial mineral extracting first commence at the Roca Honda Project, an additional $4.5 million in cash payable at that time. Closing of the acquisition is expected to occur in April 2016 and is conditional upon final Sumitomo approvals, negotiation and execution of definitive agreements and receipts of regulatory and stock exchange approvals.

Public offering

On March 14, 2016, the Company completed a public offering (the "Offering") of units of the Company (the "Units"), with each Unit comprising one common share of the Company (each, a “Share”) and one-half of one common share purchase warrant (each, a "Warrant"). A total of 5,031,250 Units were sold pursuant to the Offering at a price of $2.40 per Unit. The Company received net proceeds, after commissions, of $11.35 million. Each Warrant is exercisable for three years from March 14, 2016 and entitles the holder thereof to acquire one Share at an exercise price of $3.20 per Share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The Company is in process of integrating Uranerz (which was acquired on June 18, 2015) into its internal controls and procedures. As a result, management’s evaluation of disclosure controls and procedures did not include an evaluation of the internal controls of Uranerz. The Company expects to complete the integration by March 31, 2016. The financial results of Uranerz are included in the financial statements from June 18, 2015 through and at December 31, 2015. Uranerz’ total assets and total revenue represent approximately 21% and 40%, respectively, of the total assets and revenue of the Company for the year ended December 31, 2015.

It should be noted that while the CEO and CFO believe that the Company’s disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate the Company’s internal control over financial reporting described below. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. It should be noted that a control system, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As discussed above, the evaluation did not include the acquired operations of Uranerz. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting, except for those related to Uranerz, was effective as of December 31, 2015 and no material weaknesses were discovered.

It should be noted that while the Company’s CEO and CFO believe that the Company’s internal controls over financial reporting provide a reasonable level of assurance that they are effective, they do not expect that the Corporation’s internal controls over financial reporting will prevent all errors and fraud.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm as the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(1) Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

2.1	Agreement and Plan of Merger by and among Uranerz Energy Corporation, Energy Fuels, Inc. and EFR Nevada Corp., dated January 4, 2015 (1)

2.2	Amendment to the Agreement and Plan of Merger, dated May 8, 2015 (1)

2.3	Membership Interest Purchase Agreement by and among Energy Fuels Inc., Energy Fuels Holdings Corp., Mesteña LLC, Jones Ranch Minerals Unproven, Ltd. And Mesteña Unproven Ltd. dated March 4, 2016 (2)

3.1	Articles of Continuance dated September 2, 2005 (3)

3.2	Articles of Amendment dated May 26, 2006 (4)

3.3	Bylaws (5)

4.1	The Convertible Debenture Indenture dated July 24, 2012 between Energy Fuels Inc. and BNY Trust Company of Canada providing for the issuance of debentures (6)

4.2	Financing Agreement between Uranerz Energy Corporation and Johnson County dated November 26, 2013 (7)

4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 12, 2013 (8)

4.4	Promissory Note dated November 26, 2013 (9)

4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corporation and the Trustee dated November 26, 2013 (10)

4.6	Shareholder Rights Plan (11)

4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (12)

10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (13)

10.2	Energy Fuels Omnibus Compensation Plan (14)

10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (15)

10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors

10.5	Employment Agreement between Energy Fuels Inc. and Stephen P. Antony effective October 1, 2015

10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund dated March 11, 2016

10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson dated March 11, 2016

10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts dated March 11, 2016

10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang Dated March 11, 2016

10.10	Underwriting Agreement dated March 9, 2016 (16)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accountants

23.2	Consent of Roscoe Postle Associates Inc.

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas T. Underhill

23.5	Consent of Thomas C. Pool

23.6	Consent of Barton G. Stone

23.7	Consent of Robert Michaud

23.8	Consent of Stuart E. Collins

23.9	Consent of Mark B. Mathisen

23.10	Consent of Harold R. Roberts

23.11	Consent of David A. Ross

23.12	Consent of Peters Geosciences

23.13	Consent of Douglas C. Peters

23.14	Consent of BRS Inc.

23.15	Consent of Douglas L. Beahm

23.16	Consent of W. Paul Goranson

23.17	Consent of Douglass Graves

23.18	Consent of Richard White

23.19	Consent of Don R. Woody

23.20	Consent of Terrence P. McNulty

23.21	Consent of Chlumsky, Armbrust and Meyer

23.22	Consent of T.P. McNulty & Associates Inc.

23.23	Consent of Geoffrey S. Carter

23.24	Consent of Broad Oak Associates

23.25	Consent of Trec, Inc.

23.26	Consent of Woody Enterprises

23.27	Consent of Allan Moran

23.28	Consent of Frank A. Daviess

23.29	Consent of SRK Consulting (U.S.) INC.

23.30	Consent of Christopher Moreton

23.31	Consent of Richard L. Nielsen

23.32	Consent of Robert L. Sandefur

23.33	Consent of Matthew P. Reilly

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

(1)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.
(2)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.
(3)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(5)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(6)	Incorporated by reference to Exhibit 99.66 to Energy Fuels’ registration statement on Form 40-F filed with the SEC on November 15, 2013.
(7)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(10)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(11)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(13)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.
(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(15)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.
(16)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed March 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Stephen P. Antony
Stephen P. Antony, Chief Executive Officer
Principal Executive Officer
Date: March 15, 2016

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Stephen P. Antony
Stephen P. Antony, Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 15, 2016

Per:	/s/ Daniel G. Zang
Daniel G. Zang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: March 15, 2016

Per:	/s/ Glenn Catchpole
Glenn Catchpole, Director
Date: March 15, 2016

Per:	/s/ Dennis Higgs
Dennis Higgs, Director
Date: March 15, 2016

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 15, 2016

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 15, 2016

Per:
Ames Brown, Director
Date:

Per:	/s/ Hyung Mun Bae
Hyung Mun Bae, Director
Date: March 15, 2016

/s/ Ron F. Hochstein
Per:	Ron F. Hochstein, Director
Date: March 15, 2016

/s/ Paul A. Carroll
Per:	Paul A. Carroll, Director
Date: March 15, 2016