Form 10-Q
period 2016-03-31
ENERGY FUELS INC
filed 2016-05-06
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-36204

Energy Fuels Inc.
(Exact Name of Registrant as Specified in its Charter)

Ontario	98-1067994
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
51,890,415 common shares, without par value, outstanding as of May 5, 2016.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2016
INDEX

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable US and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be “taken, occur or be achieved”) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made. Energy Fuels believes that the expectations reflected in this forward-looking information are reasonable, but no assurance can be given that these expectations will prove to be correct, and such forward-looking information included in, or incorporated by reference into, this Quarterly Report should not be unduly relied upon. This information speaks only as of the date of this Quarterly Report.

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with mineral reserves and resource estimates, including the risk of errors in assumptions or methodologies;
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
•

geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and/or equipment malfunctions;

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

We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources

This Quarterly Report contains certain disclosure that has been prepared in accordance with the requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. As a company incorporated in Canada, we estimate and report our resources and our current reserves according to the definitions set forth in NI 43-101.

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (the “SEC”), and reserve and resource information contained herein, or incorporated by reference in this Quarterly Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting under only United States standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves; the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves; and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended
	March 31,
	2016	2015

Revenue (Note 12)	$17,996	$7,600
Costs and expenses applicable to revenue	12,143	3,844
Development, permitting and land holding	7,442	196
Standby costs	2,166	1,539
Accretion of asset retirement obligation	175	103
Selling costs	74	68
Intangible asset amortization	219	545
General and administration	3,828	2,711
Costs directly attributable to acquisitions	326	469
Total operating loss	(8,377)	(1,875)

Interest expense	(576)	(378)
Other income (expense) (Note 12)	88	1,050
Net loss	(8,865)	(1,203)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(801)	1,234
Unrealized gain on available-for-sale assets	83	(30)
Other comprehensive income (loss)	(718)	1,204
Comprehensive income (loss)	$(9,583)	$1

Net loss attributable to:
Owners of the Company	$(8,808)	$(1,203)
Non-controlling interests	(57)	-
	$(8,865)	$(1,203)
Comprehensive income (loss) attributable to:
Owners of the Company	$(9,526)	$1
Non-controlling interests	(57)	-
	$(9,583)	$1

Basic and diluted loss per share (Note 10)	($0.19)	($0.06)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of US dollars, except per share amounts)

	As at
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$16,503	$12,965
Trade and other receivables (Note 3)	9,270	2,617
Inventories (Note 4)	23,081	30,671
Prepaid expenses and other assets	1,369	1,433
Mineral properties held for sale	-	1,301
Total current assets	50,223	48,987

Notes receivable and other (Note 3)	1,209	1,096
Plant and equipment (Note 6)	27,915	29,069
Mineral properties (Note 6)	91,000	91,031
Intangible assets (Note 5)	8,899	9,117
Restricted cash	12,982	12,980
Total assets	$192,228	$192,280

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,578	$9,274
Warrant liabilities (Note 9)	2,116	262
Current portion of asset retirement obligation (Note 7)	751	1,000
Current portion of loans and borrowings (Note 8)	3,309	3,582
Total current liabilities	12,754	14,118

Deferred revenue	2,397	2,165
Asset retirement obligation (Note 7)	7,749	7,573
Loans and borrowings (Note 8)	29,306	28,937
Total liabilities	52,206	52,793

Equity
Share capital (Note 9) Common shares, without par value, unlimited shares authorized; shares issued and outstanding 51,890,415 at March 31, 2016 and 46,519,132 at December 31, 2015	384,052	373,934
Accumulated Deficit	(250,916)	(242,108)
Accumulated other comprehensive income	2,787	3,505
Total shareholders' equity	135,923	135,331
Non-controlling interests	4,099	4,156
Total equity	140,022	139,487
Total liabilities and equity	$192,228	$192,280

Commitments and contingencies (Note 13)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of US dollars, except per share amounts)

	For the three months ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss for the period	$(8,865)	$(1,203)
Items not involving cash:
Depletion, depreciation and amortization	318	572
Stock-based compensation (Note 9)	666	125
Change in value of convertible debentures (Note 8)	561	(709)
Accretion of asset retirement obligation (Note 7)	175	103
Unrealized foreign gains (losses)	(207)	456
Miscellaneous non-cash income (expenses)	(697)	92
Change in value of investments	(38)	(38)
Changes in assets and liabilities
(Increase) decrease in inventories	8,736	245
(Increase) decrease in trade and other receivables	(6,501)	(942)
(Increase) decrease in prepaid expenses and other assets	370	(250)
Increase (decrease) in accounts payable and accrued liabilities	(3,205)	(1,573)
Changes in deferred revenue	232	91
Cash paid for reclamation and remediation activities (Note 7)	(248)	-
	(8,703)	(3,031)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(93)	(719)
Sale of mineral properties held for sale	845	-
	752	(719)
FINANCING ACTIVITIES
Issuance of common shares for cash	11,503	-
Option and warrant exercises	3	-
Repayment of loans and borrowings	(808)	(17)
	10,698	(17)

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	2,747	(3,767)
Effect of exchange rate fluctuations on cash held in foreign currencies	791	(101)
Cash and cash equivalents - beginning of period	12,965	10,411
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,503	$6,543

Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	-	446

See accompanying notes to the consolidated financial statements

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, these unaudited interim financial reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Recently Adopted Accounting Pronouncements

Fair value measurement

In May 2015, ASU No. 2015-07 was issued related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update will impact the annual disclosure related to pension plan assets measured at fair value. This update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.

Debt issuance costs

In April 2015, ASU No. 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Consolidations

In February 2015, ASU No. 2015-02 was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update changes how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements not yet adopted

The FASB issued the following new and revised standards and amendments, which are not yet effective which may have future applicability to the Company:

Inventory

In July 2015, ASU 2015-11 was issued related to inventory simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the financial statements.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the financial statements.

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

Deferred Income Taxes

In November 2015, the ASU 2015-17 related to the presentation of deferred income taxes in the statement of financial position by requiring that deferred tax liabilities and assets be classified as noncurrent. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2016. The Company does not expect the updated guidance to have an impact on the Company’s financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Going Concern

In August 2014, ASC 205-40 guidance was amended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating this guidance and the impact on the Company’s financial statements.

Financial instruments

In January 2016, ASU 2016-01 was issued related to financial instruments. The update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2017. The Company is currently evaluating this guidance and the impact it will have on the financial statements.

3. RECEIVABLES

	March 31,	December 31,
	2016	2015
Current
Trade receivables - mineral concentrate sales	$8,345	$1,868
Trade receivables - other	925	749
	$9,270	$2,617
Non-current
Notes receivable and other (1)	$1,209	$1,096
	$1,209	$1,096

(1)

During the year ended December 31, 2014 the Company received two notes with the principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. These notes carry a 3% annual interest payment. The Company has setup a reserve of $0.22 million (2015 - $0.22 million) against the collectability of these receivables.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

4. INVENTORIES

	March 31,	December 31,
	2016	2015
Concentrates and work-in-progress	$11,293	$19,900
Inventory of ore in stockpiles	8,798	7,767
Raw materials and consumables	2,990	3,004
	$23,081	$30,671

5. INTANGIBLE ASSETS

The following is a summary of changes in intangible assets related to favorable sales contracts acquired in business combinations:

	March 31,	December 31,
Sales Contracts	2016	2015
Cost
Balance at beginning of period	$26,451	$15,851
Sales contracts acquired in the acquisition of Uranerz Energy Corporation	-	10,600
Balance, end of period	26,451	26,451

Accumulated amortization, beginning of period	17,334	11,970
Amortization of sales contracts	218	5,364
Accumulated amortization, end of period	17,552	17,334

Net book value	$8,899	$9,117

6. PLANT AND EQUIPMENT AND MINERAL PROPERTIES

The following is a summary of plant and equipment:

		March 31,			December 31,
		2016			2015
		Accumulated			Accumulated	Net Book
	Cost	Depreciation	Net Book Value	Cost	Depreciation	Value
Plant and equipment
Nichols Ranch	$29,210	$(3,472)	$25,738	$29,210	$(2,370)	$26,840
Equipment and other	13,198	(11,021)	2,177	13,107	(10,878)	2,229
Plant and equipment total	$42,408	$(14,493)	$27,915	$42,317	$(13,248)	$29,069

The net book value for Nichols Ranch includes the value ascribed to the processing plant and equipment. The mineral properties acquired as part of the acquisition of Uranerz Energy Corporation ("Uranerz") in 2015 are recorded as mineral properties, as the Company does not have proven and probable reserves under SEC Industry Guide 7. Accordingly, all subsequent expenditures at the Nichols Ranch plant and equipment, which do not have any alternative use, and expenditures on mineral properties are expensed as incurred.

For the three months ended March 31, 2016, the Company recorded $1.10 million (2015—Nil) of depreciation expense related to Nichols Ranch, which is included in the costs and expenses applicable to revenue in the Statement of the operations and comprehensive income for the three months ended March 31, 2016.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

The following is a summary of mineral properties:

	March 31,	December 31,
	2016	2015
Mineral properties
In-situ Recovery
Uranerz ISR properties	$36,065	$36,096
In-situ Recovery total	$36,065	$36,096
Conventional
Sheep Mountain	34,183	34,183
Roca Honda	19,465	19,465
Other	1,287	1,287
Conventional total	54,935	54,935
Mineral Properties total	$91,000	$91,031

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the Company’s asset retirement obligations:

	March 31,	December 31,
	2016	2015
Asset retirement obligations, beginning of period	$8,573	$5,683
Revision of estimate	-	877
Acquisition of Uranerz	-	2,145
Accretion of liabilities	175	494
Settlements	(248)	(626)
Asset retirement obligations, end of period	$8,500	$8,573
Asset retirement obligations:
Current	$751	$1,000
Non-current	7,749	7,573
Asset retirement obligations, end of period	$8,500	$8,573

Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.

The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 8.5% to 11.5% and an inflation rate of 2.0% (March 31, 2015 – 2.0%). The total undiscounted decommissioning liability as at March 31, 2016 is $32.30 million (March 31, 2015 - $27.40 million). Reclamation costs are expected to be incurred between 2016 and 2038 in the following manner: 2016 – 2020 - $2.83 million, 2021 – 2025 - $2.32 million, 2026 – 2030 - $2.69 million, 2031 – 2035 - $8.78 million, 2036 – 2038 - $15.68 million.

8. LOANS AND BORROWINGS

The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows:

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

	March 31,	December 31,
	2016	2015
Current portion of loans and borrowings:
Secured note (b)	$-	$250
Wyoming Industrial Development Revenue Bond loan (c)	3,271	3,291
Finance leases and other	38	41
Total current loans and borrowings	$3,309	$3,582
Long-term loans and borrowings:
Convertible debentures (a)	$16,198	$14,624
Secured note (b)	-	224
Wyoming Industrial Development Revenue Bond loan (c)	13,108	14,078
Finance leases and other	-	11
Total long-term loans and borrowings	$29,306	$28,937

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

Subject to any required regulatory approval and provided no event of default has occurred and is continuing, the Company has the option to satisfy its obligation to repay the Cdn$1,000 principal amount of the Debentures, in whole or in part, due at redemption or maturity, upon at least 40 days’ and not more than 60 days’ prior notice, by delivering that number of common shares obtained by dividing the Cdn$1,000 principal amount of the Debentures maturing or to be redeemed as applicable, by 95% of the volume- weighted average trading price of the common shares on the TSX during the 20 consecutive trading days ending five trading days preceding the date fixed for redemption or the maturity date, as the case may be.

The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2015 the Company recorded a loss on revaluation of convertible debentures of $1.55 million (December 31, 2014 – ($0.30 million)).

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

(b)

In February 2015 the Company issued a secured note in the amount of $0.45 million for a 50% interest in a joint venture with an effective interest rate of 7%. In February 2016 the Company amended the terms of the note to include a onetime payment of $0.05 million on February 13, 2016 and a payment of $0.45 million due on the date in which ore from the Wate Project is successfully processed through a mill into uranium concentrates.

(c)

The Company through its acquisition of Uranerz assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by a charge on most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At March 31, 2016 the loan had an outstanding balance of $16.38 million of which the current portion of the note was $3.27 million.

9. CAPITAL STOCK

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

Issued capital stock

The significant transactions relating to capital stock issued for the three months ended March 31, 2016:

a)	In the three months ended March 31, 2016, The Company issued 200,200 shares under the Company’s “at-the- market” offering (the “ATM”) for proceeds of $0.53 million.

b)

On March 14, 2016, the Company completed a public offering of 5,031,250 units at a price of $2.40 per unit for gross proceeds of $12.08 million. Each unit consisted of one common share and one-half of one warrant. Each Unit consists of one common share and one half of one common share purchase warrant, or a total of 5,031,250 Shares and 2,515,625 Warrants. Each Warrant is exercisable until March 14, 2019 and entitles the holder thereof to acquire one Share upon exercise at an exercise price of US$3.20 per share.

Share Purchase Warrants

The Company has share purchase warrants denominated in Canadian dollars and US dollars.

The following table summarizes the Company’s share purchase warrants denominated in Cdn$:

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

		Exercise Price	Warrants
Month Issued	Expiry Date	Cdn$	Outstanding
June 2012	June 22, 2016	13.25	351,025
June 2013	June 15, 2016	9.50	456,948

The following table summarizes the Company’s share purchase warrants denominated in USD. These warrants are accounted for as derivative liabilities as the exercise price has a different currency than the Company parent entity.

		Exercise Price	Warrants	Fair value at
Month Issued	Expiry Date	USD$	Outstanding	March 31, 2016
June 2015	January 25, 2017	6.28	1,224,000	$93
March 2016	March 14, 2019	3.20	2,515,625	2,023
				$2,116

The US dollar based warrants are classified as Level 2 under the fair value hierarchy (Note 15).

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $2.09 million of fair value for the 2,515,625 warrants issued in connection with the public offering in March 2016.

Risk-free rate	1.15%
Expected life	3.0 years
Expected volatility	61.2%*
Expected dividend yield	0.0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

10. BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share

The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended
	March 31,
	2016	2015
Loss attributable to shareholders	($8,808)	($1,203)
Basic and diluted weighted average number of common shares outstanding	47,660,414	19,677,552
Loss per common share	($0.19)	($0.06)

For the three months ended March 31, 2016 and 2015, 6,993,805 and 1,691,781 options and warrants, respectively, and the potential conversion of the uranium debentures have been excluded from the calculation as their effect would have been anti-dilutive.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

11. SHARE-BASED PAYMENTS

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At March 31, 2016, a total of 5,191,134 shares were authorized for stock incentive plan awards.

Employee Stock Options

The Company has established a stock option plan whereby the Board of Directors may grant options to employees, directors and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Company’s stock incentive plans generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were 0.42 million options granted in the three month ended March 31, 2016 (2015 – Nil). At March 31, 2016, there were 2.45 million options outstanding with 2.07 million options exercisable, at a weighted average exercise price of $6.54, with a weighted average remaining contractual life of 4.27 years. The aggregate intrinsic value of the fully vested shares was $0.02 million.

The fair value of the options granted under the Plan for the three months ended March 31, 2016 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.43%
Expected life	5.0 years
Expected volatility	74.8*
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.22

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

The summary of the Company’s stock options at March 31, 2016 and December 31, 2015, and the changes for the fiscal periods ending on those dates is presented below:

	Three Months ended			Year ended
	March 31, 2016			December 31, 2015

		Weighted		Range of	Weighted
	Range of	Average		Exercise	Average
	Exercise Prices	Exercise Price	Number of	Prices	Exercise Price	Number of
	$	$	Options	$	$	Options
Balance, beginning of period	6.55 - 38.12	10.05	2,122,897	6.55 - 38.12	10.05	905,413
Transactions during the period:
Granted	2.12	2.12	418,287	2.55 - 18.55	6.02	2,176,330
Exercised	2.12	2.12	(1,200)	2.55 - 4.48	3.78	(48,802)
Forfeited	4.44 - 15.61	7.64	(89,377)	4.44 - 29.71	7.29	(574,486)
Expired	6.94 - 33.15	27.19	(4,400)	7.47 - 32.10	7.42	(335,558)
Balance, end of period	2.55 - 32.10	5.88	2,446,207	2.55 - 32.10	6.54	2,122,897

Restricted Share Units

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. During the three months ended March 31, 2016, the Company’s Board of Directors approved the issuance of 948,047 RSUs under the Company’s 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”) (2015 – 153,850).

A summary of the status and activity of non-vested stock options and RSUs at March 31, 2016 is as follows:

	Stock-option		RSU
		Weighted		Weighted
	Number of	Average Grant-	Number of	Average Grant-
	shares	Date Fair Value	shares	Date Fair Value
Non-vested December 31, 2015	200,229	$2.25	272,866	$4.03
Granted	418,287	$1.30	948,047	$2.12
Vested	(329,065)	$2.24	-	$-
Settled for equity	-	$-	(138,608)	$4.65
Forfeited	(22,532)	$3.86	(4,350)	$5.79
Non-vested March 31, 2016	266,919	$1.56	1,077,955	$2.42

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2016 was $0.30 million (2015 – Nil).

At March 31, 2016, there was $0.23 million and $1.88 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

In the three months ended March 31, 2016 the Company issued 1,200 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of less than $0.01 million. These options had an intrinsic value of less than $0.01 million.

The share-based compensation recorded during the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended
	March 31,
	2016	2015
Share-based compensation	$667	$125

12. SUPPLEMENTAL FINANCIAL INFORMATION

The components of revenues are as follows:

	Three months ended
	March 31,
	2016	2015
Uranium concentrates	$17,978	$6,995
Alternate feed materials processing and other	18	605
Revenues	$17,996	$7,600

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

The components of other income (expense) are as follows:

	Three months ended
	March 31,
	2016	2015

Interest income	$20	$22
Change in value of investments accounted at fair value	69	(76)
Change in value of warrant liabilities	253	-
Change in value of convertible debentures	(561)	709
Other	307	395
Other income (expense)	$88	$1,050

13. COMMITMENTS AND CONTINGENCIES

General legal matters

White Mesa Mill

In November, 2012, the Company was served with a Plaintiff’s Original Petition and Jury Demand in the District Court of Harris County, Texas, claiming unspecified damages from the disease and injuries resulting from mesothelioma from exposure to asbestos, which the Plaintiff claims was contributed by being exposed to asbestos products and dust while working at the White Mesa Mill. The Company does not consider this claim to have any merit, and therefore does not believe it will materially affect its financial position, results of operations or cash flows. In January, 2013, the Company filed a Special Appearance challenging jurisdiction and certain other procedural matters relating to this claim. No other activity involving the Company on this matter has occurred since that date.

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

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
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

Surety bonds

The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $12.98 million posted against an undiscounted ARO of $32.30 million (2015 - $16.15 million posted against undiscounted asset retirement obligation of $27.40 million).

14. SEGMENT INFORMATION

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

The Conventional Uranium Segment

The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda joint venture (“Roca Honda”) in New Mexico, and the Sheep Mountain Project in Wyoming. At March 31, 2016 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

The ISR Uranium Segment

The ISR Uranium Segment consists of a uranium recovery facility to recover from operating wellfields of the Nichols Ranch Project located in Wyoming. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity on the Nichols Ranch Project. These assets were acquired as part of the Company’s 2015 acquisition of Uranerz.

The following tables set forth operating results by reportable segment for the three months ended March 31, 2016: Note the ISR Segment was acquired on June 18, 2015. Prior to the acquisition the Company’s reportable segment was its conventional uranium segment.

			Non-Operating
	Operating Segments		Segments

Three months ended March 31, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$17,996	$-	$-	17,996
Costs and expenses applicable to revenue	12,143	-	-	12,143
Development, permitting and land holding	2,856	4,586	-	7,442
Standby costs	2,166	-	-	2,166
Accretion of asset retirement obligation	130	45	-	175
Selling costs	74	-	-	74
Intangible asset amortization	219	-	-	219
General and administration	-	339	3,489	3,828
Costs directly attributable to acquisitions	-	-	326	326
Total operating loss	408	(4,970)	(3,815)	(8,377)

Interest Expense	-	-	(576)	(576)
Other income (expense)	-	-	88	(265)
Net loss	$408	$(4,970)	$(4,303)	$(8,865)
Attributable to shareholders	$408	$(4,913)	$(4,303)	$(8,808)
Non-controlling interests	-	(57)	-	(57)
Net loss for the period	$408	$(4,970)	$(4,303)	$(8,865)

15. FAIR VALUE ACCOUNTING

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at March 31, 2016. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As at March 31, 2016, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

	Level 1	Level 2	Level 3	Total
Investments	$984	$-	$-	$984
Warrant liabilities (Note 9)	-	(2,116)	-	(2,116)
Convertible debentures (Note 7)	(16,198)	-	-	(16,198)
	$(15,214)	$(2,116)	$-	$(17,330)

The Company's investments are marketable equity securities which are exchange traded are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars, except per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian currency, and $ to United States currency.

Overview

Prior to June 2012, Energy Fuels was primarily a uranium and vanadium exploration, permitting, and evaluation company with no revenue or operating properties. In June 2012, Energy Fuels acquired the US Mining Division of Denison Mines Corp. and began revenue producing activities from these properties. The activities of Energy Fuels, including support staff and expenditures, increased dramatically upon completion of the acquisition. All activities of the Company prior to the June 18, 2015 acquisition of Uranerz Energy Corporation (“Uranerz”) concerned the Conventional Uranium Segment.

On June 18, 2015, Energy Fuels acquired all of the outstanding shares of Uranerz which had, among other properties, an active in situ (“ISR”) uranium extraction and recovery facility. These operations acquired from Uranerz are included in the consolidated financial statements as of June 18, 2015 and represent the Company’s ISR Uranium Segment.

While the Company has uranium extraction and recovery activities and generates revenue, it is considered to be in the Exploration Stage (as defined by SEC Industry Guide 7) as it has no Proven or Probable Reserves within the meaning of SEC Industry Guide 7. Under US GAAP, for a property that has no Proven or Probable Reserves, the Company capitalizes the cost of acquiring the property (including mineral properties and rights) and expenses all costs related to the property incurred subsequent to the acquisition of such property. Acquisition costs of a property are depreciated over its estimated useful life for a revenue generating property or expensed if the property is sold or abandoned. Acquisition costs are subject to impairment if so indicated.

Outlook

Uranium Market Update

According to price data from TradeTech LLC (“TradeTech”), uranium spot prices are down from $34.20 per pound on December 31, 2015 to $27.50 per pound on April 30, 2016, or 20% for the year-to-date. Weekly spot prices reported by TradeTech reached a low of $25.50 per pound on April 15, 2016, which was the lowest value observed by TradeTech since April 22, 2005. TradeTech price data also indicate that long-term U3O8 prices, which began 2016 at $44.00 per pound, dropped to $42.00 per pound by April 30, 2016.

The drop in uranium prices is believed to be caused by weaker than expected demand by utilities and persistent oversupply. Most transactions on the spot market in 2016 have involved traders and intermediaries as utilities appear to be well supplied in the short term. The Company continues to believe the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction, excess inventories and insufficient production cut-backs. The oversupply situation is further exacerbated by reduced demand due to the continued delays in the restart of Japanese reactors, premature reactor closures, and general weakness in the global economy and energy sector. However, since the beginning of the year, certain announcements have been made which may lessen some of the oversupply now burdening the market, including Cameco Corporation’s April 21, 2016 announcement that it is reducing production by approximately 4 million pounds per year in 2016, with further production cuts going forward.

As a result of the expected growth of nuclear energy, the Company continues to believe the long-term fundamentals of the uranium industry are positive. The Company believes prices must rise to higher levels to support new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. As excess inventories are drawn down and as production from existing mines declines, the Company believes primary mine production will be required to meet demand over the long-term.

Despite current market uncertainty and recently falling prices, the Company continues to believe it has begun to see certain early signs of a market recovery, as previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015. Of note, China recently finalized its 13th Five-Year Plan, including a commitment to install 58 GW of nuclear capacity by 2020 (versus today’s 27 GW in installed capacity). In addition, China connected eight reactors to the grid in 2015 (World Nuclear News, January 4, 2016). Japanese utilities are also making slow progress in restarting their nuclear fleet. Two reactors have restarted (Sendai 1 and 2), two more units are approved to restart pending resolution of an injunction (Takahama 3 and 4), and one more reactor has completed the final regulatory step needed prior to approval for restart (Ikata 3). It is worth noting that 42 reactors in Japan are operable according to the World Nuclear Association, and, in addition to the five mentioned above, 19 have applied for approvals to restart. Finally, as mentioned above Cameco recently announced that it is reducing uranium production by approximately 4 million pounds for 2016, and in addition, Rio Tinto and BHP have reported decreased uranium production in Q1-2016 versus Q4-2015.

Operations and Sales Outlook

With the June 2015 acquisition of Uranerz, which includes the Nichols Ranch ISR Project, Energy Fuels has increased its flexibility to adjust its uranium production levels to respond to market conditions and to meet the requirements of its sales contracts. This allows the Company to efficiently fulfill its existing commitments and commit to new spot and term sales that will be sourced from uranium recovered from the Company’s facilities. The Company plans to extract and/or recover uranium from the following sources in 2016 (each of which is more fully described below):

1)	Nichols Ranch ISR Project;
2)	Alternate feed materials; and
3)	Pinenut Project material available for milling.

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

Definitive agreement to acquire Mesteña

On March 4, 2016, the Company entered into a definitive agreement (the “Mesteña Purchase Agreement”) between the Company and Mesteña Uranium, LLC, Leoncito Plant, LLC, Leoncito Project, LLC (collectively, the “Subject Companies”) and Mesteña, Inc., Jones Ranch Minerals Unproven, Ltd. and Mesteña Unproven, Ltd. (collectively with the Subject Companies, the “Selling Parties”) to acquire all of the membership interests of the Subject Companies. Mesteña is a uranium recovery company that owns the Alta Mesa ISR uranium recovery project (the “Alta Mesa Project”), located in Texas. The Alta Mesa Project has a fully-licensed and constructed ISR uranium recovery plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. The recovery plant is currently being maintained on standby. Under the Mesteña Purchase Agreement, the Company has agreed to issue 4,551,284 common shares to the Selling Parties at the closing of the transaction, subject to receipt of all applicable regulatory and stock exchange approvals and the satisfaction of certain other conditions to closing. The properties will be subject to a royalty equal (in total) to 3.125% of the value of the recovered U3O8 from the Properties sold at a uranium price of $65.00 or less per pound U3O8, 6.25% of the value of the recovered U3O8 from the Properties sold at a uranium price greater than $65.00 and up to and including $95.00 per pound U3O8, and 7.5% of the value of therecovered U3O8  from the Properties sold at a uranium price greater than $95.00 per pound U3O8. The Company expects to complete the acquisition of Mesteña in the second quarter of 2016 as previously announced.

The Company will continue to evaluate additional acquisition opportunities that may arise.

Extraction and Recovery Activities – Overview

The Company expects to recover approximately 950,000 pounds of U3O8 for the year ending December 31, 2016, as further described below.

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

Extraction and Recovery – ISR Uranium Segment

In response to market conditions, the Company expects to delay the planned construction of one of its wellfields to 2017. We currently plan to extract and recover approximately 300,000 pounds of U3O8 for the year ending December 31, 2016, compared with our previous estimate of 350,000 pounds for 2016, as a result of this planned delay.

At March 31, 2016, the Nichols Ranch wellfields had seven header houses extracting uranium. The Company plans to complete an eighth header house by the end of 2016. A ninth header house was originally planned for completion in 2016 but has been delayed due to market conditions. The Company has completed all monitor wells in Production Area #2.

In February 2016, the Company completed construction of the elution circuit and began the elution process at the Nichols Ranch Plant. Yellowcake slurry from this circuit is being shipped to our White Mesa Mill for final yellowcake drying, packaging, and shipment to a conversion facility.

Permitting of the adjacent Jane Dough Property is continuing and is expected to be completed in advance of our need to begin wellfield construction. Also, the Hank Project is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.

Extraction and Recovery – Conventional Uranium Segment

The Company expects the White Mesa Mill to recover approximately 650,000 pounds of U3O8 for the year ending December 31, 2016.

The Company is planning to recover approximately 425,000 pounds of U3O8 extracted from its Pinenut Project. This is an increase of 50,000 pounds over what was previously announced, due to updated weights and assays upon receipt of material at the Mill. Shipment of this material to the Mill was completed in March 2016. The Pinenut Project is now fully depleted, and the Company has commenced reclamation activities.

During 2016, the Company also expects to recover approximately 225,000 pounds of U3O8 from alternate feed materials.

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

The Company is continuing shaft sinking activities at the Canyon Project and has completed the installation of new equipment and infrastructure to optimize shaft sinking rates and realize construction cost savings. Once the shaft depth approaches the mineralized zone, we plan to complete additional exploration drilling to further evaluate the deposit. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, and sales requirements.

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

Sales

For 2016, the Company forecasts sales under its existing long-term contracts to total approximately 550,000 pounds of U3O8. Of this total, 300,000 pounds were delivered in the first quarter of the year with the remaining amount in the second and third quarters of the year. The prices for material sold under the existing long-term contracts are either fixed or at floors. The average sales price under the Company’s long-term contracts is expected to be higher in 2016 than 2015 levels. The Company expects to complete these sales from U3O8 already in inventory or expected to be recovered from its planned activities discussed above.

The Company also sold 50,000 pounds of U3O8 to a utility based on spot prices at the time of the contract. The Company is currently monitoring market conditions for additional sales opportunities. Selective spot sales are expected to be made as necessary to generate cash for operations and development activities.

In 2017, the Company expects to have existing inventory or expected production to meet all of its commitments to sell 620,000 pounds of uranium under its existing long-term contracts at average sales prices higher than 2015 levels.

The Company also continues to pursue new sources of revenue, including expansion of its alternate feed business.

Results of Operations

The following table summarizes the results of operations for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months ended
	March 31,
	2016	2015
Revenue	$17,996	$7,600
Costs and expenses applicable to revenue	12,143	3,844
Gross Profit	5,853	3,756

Other operating costs and expenses
Development, permitting and land holding	7,442	196
Standby costs	2,166	1,539
Accretion of asset retirement obligation	175	103
Total other operating costs and expenses	9,783	1,838

Selling, general & administration
Selling costs	74	68
Intangible asset amortization	219	545
General and administration	3,828	2,711
Costs directly attributable to acquisitions	326	469
Total selling, general & administration	4,447	3,793

Total Operating Loss	(8,377)	(1,875)
Interest expense	(576)	(378)
Other income (expense)	88	1,050
Net loss	$(8,865)	$(1,203)

Basic and diluted loss per share	($0.19)	($0.06)

For the three months ended March 31, 2016 the Company recorded a net loss of $8.87 million or $0.19 per share compared with a loss of $1.20 million or $0.06 per share for the three months ended March 31, 2015.

Revenues

The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.

Revenues for the three months ended March 31, 2016 totaled $18.00 million compared with $7.60 million in the three months ended March 31, 2015.

Revenues for the three months ended March 31, 2016 totaled $18.00 million, of which $17.98 million were sales of 350,000 pounds of U3O8, which included the sale of 300,000 pounds of U3O8 pursuant to term contracts at an average price of $54.19 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $34.40 per pound. All of the sales for the three months ended March 31, 2016 were related to the Conventional Uranium Segment.

There were no sales related to the ISR Uranium Segment for the three months ended March 31, 2016.

Revenues for the three months ended March 31, 2015 totaled $7.60 million, of which $6.99 million were sales of 116,667 pounds of uranium concentrates, all of which were pursuant to long term contracts at an average price of $59.95 per pound and related to the Conventional Uranium Segment and $0.60 million related to revenue received under a processing agreement.

Operating Expenses

Uranium recovered and costs and expenses applicable to revenue

In the three months ended March 31, 2016, the Company recovered 85,000 pounds of U3O8 from its ISR Uranium Segment. As the Company operates its Conventional Uranium Segment on a campaign basis no uranium concentrates were recovered. In the three months ended March 31, 2015, the Company recovered 200,000 pounds of U3O8 (all from the Conventional Uranium Segment) of which 58,000 pounds of U3O8 were for the account of a third party under a processing agreement. Uranium recovered for its own account included 142,000 pounds from alternate feed sources.

Costs and expenses applicable to revenue for the three months ended March 31, 2016 totaled $12.14 million, compared with $3.84 million for the three months ended March 31, 2015. The increase in the cost of sales was primarily attributable to the increase in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $34.69 per pound and $32.95 per pound for the three months ended March 31, 2016 and 2015, respectively.

Other operating costs and expenses

Development, permitting and land holding

For the three months ended March 31, 2016, the Company spent $7.44 million for development, permitting, and land holding primarily related to wellfield construction and partial construction of the elution circuit at the Nichols Ranch Project and for the replacement of five leach tanks at the White Mesa Mill in preparation for the upcoming campaign. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. For the three months ended March 31, 2015, we spent $0.20 million primarily on permitting and land holding for our conventional assets.

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

For the three months ended March 31, 2016, standby costs totaled $2.17 million compared with $1.54 million in 2015. The increase is primarily related to increased standby costs at the White Mesa Mill, due to lower uranium recovery levels resulting from an increased amount of time the Mill was on standby. In the three months ended March 31, 2016 the Mill was on standby.

Accretion

Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended March 31, 2016 ($0.18 million) compared with the 2015 ($0.10 million) primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.

General, and Administrative

General, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $3.83 million for the three months ended March 31, 2016 compared to $2.71 million for the three months ended March 31, 2015. This increase is due to additional general and administration expenses of $0.35 million related to the acquired ISR uranium segment which was completed in June 2015, and increase in stock-based compensation of $0.54 million and one time payments totaling $0.20 million.

Intangible asset amortization

Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended March 31, 2016 intangible asset amortization totaled $0.22 million compared with $0.55 million for the three months ended March 31, 2015. As the ISR Uranium Segment had no sales in the quarter no amortization was recorded.

Interest Expense and Other Income and Expenses

Interest Expense

Interest expense for the three months ended March 31, 2016 was $0.58 million compared with $0.38 million in the prior year. The increase is primarily due to interest on the $18.81 million in debt assumed from the June 2015 Uranerz acquisition.

Other income and expense

For the three months ended March 31, 2016, other income and expense totaled $0.08 million of income. These amounts consist of a gain on warrant liabilities of $0.25 million and gains in other miscellaneous items of $0.39 million, partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.56 million.

Other income and expense for the three months ended March 31, 2015 totaled $1.05 million of income and mainly consisted of a change in the mark-to-market values of the Company’s Debentures totaling $0.71 million along with other miscellaneous items.

Liquidity and Capital Resources

Funding of major business and property acquisitions

Over the past four years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 Titan Uranium Inc. and the US Mining Division of Denison were acquired, in 2013 Strathmore Minerals Corp. was acquired and in 2015 Uranerz was acquired, each in exchange for newly issued shares. The Company intends to continue to acquire assets utilizing common shares when it can be done under attractive terms.

The Company also intends to complete the acquisition of Mesteña in 2016 through the issuance of 4.55 million shares and pay advisor fees with shares. Additionally, the Company expects to complete the purchase of the 40% interest in Roca Honda from Sumitomo through a combination of cash and common shares.

Cash issued for shares and warrants

In the first quarter of 2016 0.20 million shares were sold for net proceeds of $0.52 million under the Company’s ATM Offering. Additionally, on March 14, 2016 an equity offering of 5,031,250 units (each unit consisting of one share and one half warrant) was closed for net proceeds of $10.98 million after commissions and estimated expenses of the offering.

Working capital at March 31, 2016

At March 31 2016, the Company had working capital of $37.47 million, including $16.50 million in cash, an account receivable of $8.34 million which was collected in April 2016 and 225,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan beyond Q1 2017.

The Company manages liquidity risk through the management of its capital structure.

Debenture Maturity

The Company currently has 22,000 debentures (each debenture equals Cdn$1,000) that mature on June 30, 2017. At maturity, the Company can repay the indebtedness represented by the Debentures by paying to the debenture trustee in Canadian dollars an amount equal to the aggregate Cdn$22.0 million (US$16.96 million) principal amount of the outstanding Debentures together with accrued and unpaid interest thereon.

Subject to any required regulatory approval and provided no event of default has occurred and is continuing, the Company has the option to satisfy its obligation to repay the Debentures, in whole or in part, at maturity, upon at least 40 days and not more than 60 days prior notice, by delivering that number of common shares obtained by dividing the principal amount of the Debentures maturing by 95% of the volume-weighted average trading price of the common shares on the TSX during the 20 consecutive trading days ending five trading days preceding the maturity date.

The Company intends to keep each of these two options open as it continues to evaluate the best option for the Company based on capital availability and cost of such capital between now and the maturity date of the debentures.

Cash and cash flow

Three months ended March 31, 2016

Cash and cash equivalents were $16.50 million at March 31, 2016, compared to $12.97 million at December 31, 2015. The increase of $3.53 million was due primarily to cash provided by financing activities of $10.70 million, cash provided by investing activities of $0.75 million partially offset by cash used in operations of $8.70 million and gain on foreign exchange on cash held in foreign currencies of $0.79 million.

Net cash provided by financing activities totaled $10.70 million consisting primarily of $11.50 million proceeds from the issuance of stock in the March 2016 public offering and the ATM Offering partially offset by $0.81 million to repay loans and borrowings.

Net cash provided by investing activities was $0.75 million, which was primarily related to cash received from the sale of mineral properties held for sale of $0.85 million partially offset by expenditures for mineral properties and property, plant and equipment of $0.09 million.

Net cash used in operating activities of $8.70 million is comprised of the net loss of $8.87 million for the period adjusted for non-cash items and for changes in working capital items.

Three months ended March 31, 2015

Cash and cash equivalents were $6.44 million at March 31, 2015, compared to $10.41 million at December 31, 2014. The decrease of $3.97 million was due primarily to cash used by operating activities of $3.03 million, cash used by investing activities of $0.72 million, cash used in financing activities of $0.02 million and loss on foreign exchange on cash held of $0.10 million.

Net cash used by financing activities totaled $0.02 million for repayment of loans and borrowings.

Net cash used by investing activities was $0.72 million for expenditures for property, plant and equipment and mineral properties.

Net cash used in operating activities of $3.03 million is comprised of the net loss of $1.20 million for the period adjusted for non-cash items and for changes in working capital items.

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

For mining assets that will be held for further evaluation or for sale, we use the market approach utilizing implied transaction multiples from historical uranium transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. Our four supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining five-year life, removing variability. The Company is exposed to an interest rate risk associated with its convertible debentures (the “Debentures”), which is based on the spot market price of U3O8. These Debentures mature in June 2017. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 price levels.

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

The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2016 ($000):

Cash and cash equivalents	$9,101
Accounts payable and accrued liabilities	(1,259)
Loans and borrowings	(16,198)
Total	$(8,356)

The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at March 31, 2016 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

	Change for	Increase (decrease) in other
('000s)	Sensitivity Analysis	comprehensive income
	+1% change in U.S.
Strengthening net earnings	dollar	$(108)
	-1% change in U.S.
Weakening net earnings	dollar	$108

Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at March 31, 2016, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company as reported in the annual report on Form 10-K was in process of integrating Uranerz (which was acquired on June 18, 2015) into its controls and procedures and therefore did not include an evaluation of their internal controls. As of March 31, 2016 the Company has completed this integration. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from At-the-Market Offering

On September 29, 2015, the Company filed a prospectus supplement (“Supplement”) in both Canada and the United States to its Canadian base shelf prospectus (the “Canadian Base Prospectus”) and its U.S. registration statement on Form F-10 (the “Registration Statement”), both of which were filed on April 9, 2014. Concurrent with the filing of the Supplement, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could, at its discretion from time to time, sell, through Cantor as agent, up to US$15.64 million worth of common shares by way of an “at-the-market” offering (the “ATM”).

The ATM commenced on September 29, 2015 and closed on March 15, 2016 upon the expiration of the Registration Statement by the Company’s filing of Form 10-K. The aggregate amount sold under the Supplement was $3.48 million. In connection with the ATM, the Company paid $0.33 million in share issuance costs.

As of March 31, 2016 all of the $3.15 million in net proceeds received from the offering have been used as follows:

	Estimated
Use of Financing Net Proceeds (000's)	Allocation of Net	Actual Costs Incurred
(excluding General Working Capital)	Proceeds	to March 31, 2016
Repurchasing any Debentures pursuant to the Normal Course Issuer Bid	$-	$-
Development at its Nichols Ranch mine (including potential plant upgrades)	2,000	2,000
Development of the Canyon conventional uranium mine in Arizona	1,150	1,150
	$3,150	$3,150

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Uranerz Energy Corporation, Energy Fuels, Inc. and EFR Nevada Corp., dated January 4, 2015 (1)
2.2	Amendment to the Agreement and Plan of Merger, dated May 8, 2015 (1)
2.3	Membership Interest Purchase Agreement by and among Energy Fuels Inc., Energy Fuels Holdings Corp., Mesteña LLC, Jones Ranch Minerals Unproven, Ltd. And Mesteña Unproven Ltd. dated March 4, 2016 (2)
3.1	Articles of Continuance dated September 2, 2005 (3)
3.2	Articles of Amendment dated May 26, 2006 (4)
3.3	Bylaws (5)
4.1	The Convertible Debenture Indenture dated July 24, 2012 between Energy Fuels Inc. and BNY Trust Company of Canada providing for the issuance of debentures (6)
4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (7)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (8)
4.4	Promissory Note dated November 26, 2013 (9)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (10)
4.6	Shareholder Rights Plan (11)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (12)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (13)
10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (14)
10.2	Energy Fuels Omnibus Compensation Plan (15)
10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (16)
10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors (17)
10.5	Employment Agreement between Energy Fuels Inc. and Stephen P. Antony effective October 1, 2015 (18)
10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund dated March 11, 2016 (19)
10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson dated March 11, 2016 (20)
10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts dated March 11, 2016 (21)
10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang dated March 11, 2016 (22)
10.10	Underwriting Agreement dated March 9, 2016 (23)
10.11	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers dated April 14, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension – Schema
101.CAL*	XBRL Taxonomy Extension – Calculations
101.DEF*	XBRL Taxonomy Extension – Definitions
101.LAB*	XBRL Taxonomy Extension – Labels
101.PRE*	XBRL Taxonomy Extension – Presentations

___________________________
* To be filed by amendment.

(1)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.
(2)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.
(3)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(5)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(6)	Incorporated by reference to Exhibit 99.66 to Energy Fuels’ registration statement on Form 40-F filed with the SEC on November 15, 2013.
(7)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(10)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(11)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(14)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.
(15)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(16)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.
(17)	Incorporated by reference to Exhibit 10.4 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(18)	Incorporated by reference to Exhibit 10.5 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(19)	Incorporated by reference to Exhibit 10.6 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(20)	Incorporated by reference to Exhibit 10.7 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(21)	Incorporated by reference to Exhibit 10.8 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(22)	Incorporated by reference to Exhibit 10.9 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(23)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed March 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: May 5, 2016	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: May 5, 2016	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer