Form 10-Q/A
period 2016-03-31
ENERGY FUELS INC
filed 2016-06-02
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes [X]     No [   ]

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 51,890,415 common shares, without par value, outstanding as of May 5th, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2016 (the “Form 10-Q/A”) is being filed for the purpose of submitting exhibits related to our first XBRL filing within the 30 day grace period permitted for first-time XBRL submissions.

Except for the item described above, no other changes have been made to the original Form 10-Q, filed with the United States Securities and Exchange Commission on May 5, 2016 (the “Form 10-Q”) and this Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Uranerz Energy Corporation, Energy Fuels, Inc. and EFR Nevada Corp., dated January 4, 2015 (1)
2.2	Amendment to the Agreement and Plan of Merger, dated May 8, 2015 (1)
2.3	Membership Interest Purchase Agreement by and among Energy Fuels Inc., Energy Fuels Holdings Corp., Mesteña LLC, Jones Ranch Minerals Unproven, Ltd. And Mesteña Unproven Ltd. dated March 4, 2016 (2)
3.1	Articles of Continuance dated September 2, 2005 (3)
3.2	Articles of Amendment dated May 26, 2006 (4)
3.3	Bylaws (5)
4.1	The Convertible Debenture Indenture dated July 24, 2012 between Energy Fuels Inc. and BNY Trust Company of Canada providing for the issuance of debentures (6)
4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (7)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (8)
4.4	Promissory Note dated November 26, 2013 (9)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (10)
4.6	Shareholder Rights Plan (11)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (12)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (13)
10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (14)
10.2	Energy Fuels Omnibus Compensation Plan (15)
10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (16)
10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors (17)
10.5	Employment Agreement between Energy Fuels Inc. and Stephen P. Antony effective October 1, 2015 (18)
10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund dated March 11, 2016 (19)
10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson dated March 11, 2016 (20)
10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts dated March 11, 2016 (21)
10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang dated March 11, 2016 (22)
10.10	Underwriting Agreement dated March 9, 2016 (23)
10.11*	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers dated April 14, 2016
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension – Schema
101.CAL**	XBRL Taxonomy Extension – Calculations
101.DEF**	XBRL Taxonomy Extension – Definitions
101.LAB**	XBRL Taxonomy Extension – Labels
101.PRE**	XBRL Taxonomy Extension – Presentations

________________________
* previously filed
** filed herewith

(1)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.
(2)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.
(3)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(5)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(6)	Incorporated by reference to Exhibit 99.66 to Energy Fuels’ registration statement on Form 40-F filed with the SEC on November 15, 2013.
(7)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(10)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(11)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(14)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.
(15)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(16)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.
(17)	Incorporated by reference to Exhibit 10.4 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(18)	Incorporated by reference to Exhibit 10.5 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(19)	Incorporated by reference to Exhibit 10.6 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(20)	Incorporated by reference to Exhibit 10.7 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(21)	Incorporated by reference to Exhibit 10.8 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(22)	Incorporated by reference to Exhibit 10.9 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016
(23)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed March 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: June 2, 2016	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: June 2, 2016	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer