Form 10-Q
period 2016-06-30
ENERGY FUELS INC
filed 2016-08-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
57,653,872 common shares, without par value, outstanding as of August 5, 2016.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2016
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

Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking information, as they involve the implied assessment, based on certain estimates and assumptions that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue (Note 11)	$7,006	$23,705	$25,002	$31,305
Costs and expenses applicable to revenue	4,099	13,382	16,242	17,226
Impairment of inventories (Note 4)	1,619	-	1,619	-
Development, permitting and land holding	3,475	506	10,917	702
Standby costs	1,365	1,781	3,531	3,320
Accretion of asset retirement obligation	176	104	351	207
Selling costs	95	91	169	159
Intangible asset amortization	2,219	1,255	2,438	1,800
General and administration	4,285	2,625	8,113	5,336
Costs directly attributable to acquisitions	-	6,118	-	6,587
Total operating loss	(10,327)	(2,157)	(18,378)	(4,032)

Interest expense	(585)	(388)	(1,161)	(766)
Other income (expense) (Note 11)	471	(1,515)	233	(465)
Net loss	(10,441)	(4,060)	(19,306)	(5,263)

Items that may be reclassifed in the future to profit and loss
Foreign currency translation adjustment	327	284	(474)	1,518
Unrealized gain (loss) on available-for-sale assets	34	(52)	117	(82)
Other comprehensive income (loss)	361	232	(357)	1,436
Comprehensive loss	$(10,080)	$(3,828)	$(19,663)	$(3,827)

Net loss attributable to:
Owners of the Company	$(10,408)	$(4,060)	$(19,216)	$(5,263)
Non-controlling interests	(33)	-	(90)	-
	$(10,441)	$(4,060)	$(19,306)	$(5,263)
Comprehensive loss attributable to:
Owners of the Company	$(10,047)	$(3,828)	$(19,573)	$(3,827)
Non-controlling interests	(33)	-	(90)	-
	$(10,080)	$(3,828)	$(19,663)	$(3,827)

Basic and diluted loss per share (Note 9)	($0.20)	($0.18)	($0.38)	($0.25)

ENERGY FUELS INC.
Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except per share amounts)

	As at
	June 30, 2016	December 31, 2015
ASSETS

Current assets
Cash and cash equivalents	$14,416	$12,965
Trade and other receivables	563	2,617
Inventories (Note 4)	23,872	30,671
Prepaid expenses and other assets	1,231	1,433
Mineral properties held for sale	-	1,301
Total current assets	40,082	48,987

Notes receivable and other	1,152	1,096
Plant and equipment (Note 5)	40,314	29,069
Mineral properties (Note 5)	93,630	91,031
Intangible assets	6,680	9,117
Restricted cash (Note 6)	19,611	12,980
Total assets	$201,469	$192,280

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$7,051	$9,274
Warrant liabilities (Note 8)	1,661	262
Current portion of asset retirement obligation (Note 6)	305	1,000
Current portion of loans and borrowings (Note 7)	6,465	3,582
Total current liabilities	15,482	14,118

Deferred revenue	2,422	2,165
Asset retirement obligation (Note 6)	13,375	7,573
Loans and borrowings (Note 7)	25,745	28,937
Total liabilities	57,024	52,793

Equity
Share capital (Note 8) Common shares, without par value, unlimited shares authorized; shares issued and outstanding 57,653,872 at June 30, 2016 and 46,519,132 at December 31, 2015	398,555	373,934
Accumulated deficit	(261,324)	(242,108)
Accumulated other comprehensive income	3,148	3,505
Total shareholders' equity	140,379	135,331
Non-controlling interests	4,066	4,156
Total equity	144,445	139,487
Total liabilities and equity	$201,469	$192,280

Commitments and contingencies (Note 12)
Subsequent events (Note 7a, 15)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of US dollars, except per share amounts)

				Accumulated
				other	Total
	Common Stock			comprehensive	shareholders'	Non-controlling
	Shares	Amount	Deficit	income	equity	interests	Total equity
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487
Net loss	-	-	(19,216)	-	(19,216)	(90)	(19,306)
Other comprehensive income	-	-	-	(357)	(357)	-	(357)
Shares issued for cash by at-the-market offering (Note 8a)	200,200	539	-	-	539	-	539
Shares issued for public offering (Note 8b)	5,031,250	10,021	-	-	10,021	-	10,021
Shares issued for exercise of stock options	1,200	3	-	-	3	-	3
Shares issued for the vesting of restricted stock units	138,633	-
Share issuance cost	-	(1,111)	-	-	(1,111)	-	(1,111)
Share-based compensation (Note 10)	-	1,112	-	-	1,112	-	1,112
Shares issed for acquistion of Alta Mesa (Note 3 and 8d)	4,551,284	11,378	-	-	11,378	-	11,378
Shares issued for acquisition of 40% Roca Honda (Note 8c)	1,212,173	2,679	-	-	2,679	-	2,679
Balance at June 30, 2016	57,653,872	$398,555	$(261,324)	$3,148	$140,379	$4,066	$144,445

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars, except per share amounts)

	For the six months ended
	June 30,
	2016	2015

OPERATING ACTIVITIES
Net loss for the period	$(19,306)	$(5,263)
Items not involving cash:
Depletion, depreciation and amortization	2,591	1,848
Stock-based compensation (Note 10)	1,112	497
Change in value of convertible debentures (Note 7)	989	890
Accretion of asset retirement obligation (Note 6)	351	207
Unrealized foreign exchange losses	337	517
Impairment of inventories	1,619	-
Development expenditures	31	-
Miscellaneous non- cash (income) expenses	(1,165)	3,955
Changes in assets and liabilities
(Increase) decrease in inventories	7,681	4,131
(Increase) decrease in trade and other receivables	2,206	(2,908)
(Increase) decrease in prepaid expenses and other assets	508	154
Increase (decrease) in accounts payable and accrued liabilities	(2,715)	(51)
Changes in deferred revenue	257	183
Cash paid for reclamation and remediation activities (Note 6)	(698)	(195)
	(6,202)	3,965
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(42)	(1,319)
Acquisition of Uranerz Energy Corporation, net of cash acquired	-	2,457
Acquisition of Alta Mesa, net of cash acquired (Note 3)	(1,290)	-
Acquisition of Roca Honda, net of cash acquired	101	-
Change in cash deposited with regulatory agencies for asset retirement obligations (Note 6)	(2,147)	5,267
Sale of mineral properties held for sale	845	-
	(2,533)	6,405
FINANCING ACTIVITIES
Issuance of common shares for cash	11,503	3
Option and warrant exercises	3	100
Repayment of loans and borrowings	(1,606)	(25)
	9,900	78

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	1,165	10,448
Effect of exchange rate fluctuations on cash held in foreign currencies	286	(101)
Cash and cash equivalents - beginning of period	12,965	10,411
CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,416	$20,758

Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	-	446
Issuance of common shares, options and warrants for acquisition of Uranerz Energy Corporation	-	110,268
Issuance of common shares for acquisition of Alta Mesa (Note 3 and 8d)	11,378	-
Issuance of common shares for acquisition of 40% Roca Honda (Note 8c)	2,679	-

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

1.	THE COMPANY AND DESCRIPTION OF BUSINESS

Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario, Canada).

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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, these unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Leases

In February 2016, the FASB issued ASU 2016-02 which core principle is that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. The Company is evaluating the effect of this amendment and the impact it will have on the Company’s financial statements.

Going Concern

In August 2014, ASU 2014-15 guidance was issued which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update shall be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating this guidance and the impact on the Company’s financial statements.

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

3.	ACQUISITION OF THE ALTA MESA ISR PROJECT

On June 16, 2016, the Company acquired 100% of the membership interests of EFR Alta Mesa LLC (“Alta Mesa”) (formerly named “Mesteña Uranium, LLC”) and its related companies, together referred to as “Alta Mesa”. Under the terms of the acquisition agreement, the sellers of Alta Mesa received 4,551,824 common shares of the Company.

Alta Mesa’s primary asset is the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas. The Alta Mesa Project is a fully-permitted and licensed production facility that is not currently operating. The acquisition was accounted for as a purchase of assets as Alta Mesa does not meet the definition of a business under ASC Topic 805, Business Combinations because the assets in Alta Mesa do not have developed wellfields which are a key process for extraction of uranium. The development can only commence once uranium prices improve and economic feasibility of the Alta Mesa Project is established. The measurement of the purchase consideration was based on the market price of the Company's common stock on June 16, 2016 of $2.50 per share. The total transaction costs incurred through June 30, 2016 by the Company were $1.29 million which were capitalized as part of the purchase consideration.

The aggregate fair values of assets acquired and liabilities assumed were as follows on the acquisition date:

Issuance of 4,551,824 common shares	$11,378
Transaction costs	1,290
Purchase consideration	$12,668
The purchase price was allocated as follows:
Property, plant and equipment (a)	$13,680
Inventories	177
Restricted cash	4,478
Accounts payable and accrued liabilities	(213)
Asset retirement obligation	(5,454)
Net identifiable assets	$12,668

(a)

The Property, plant and equipment includes the value ascribed to the processing plant and equipment. The mineral properties acquired as part of the acquisition of Alta Mesa in 2016 do not have proven and probable reserves under SEC Industry Guide 7. Accordingly, all subsequent expenditures at the Alta Mesa Project and equipment, which do not have any alternative use, and expenditures on mineral properties are expensed as incurred.

4.	INVENTORIES

	June 30,	December 31,
	2016	2015
Concentrates and work-in-progress (a)	$12,011	$19,900
Inventory of ore in stockpiles	8,798	7,767
Raw materials and consumables	3,063	3,004
	$23,872	$30,671

(a)	During the period ended June 30, 2016, the Company recorded an impairment loss of $1.62 million in profit and loss related to concentrates and work in progress inventories in the ISR segment.

5.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES

The following is a summary of plant and equipment:

	June 30,			December 31,
	2016			2015
		Accumulated			Accumulated	Net Book
	Cost	Depreciation	Net Book Value	Cost	Depreciation	Value
Plant and equipment
Nichols Ranch	$29,210	$(4,583)	$24,627	$29,210	$(2,370)	$26,840
Alta Mesa (Note 3)	13,680	-	13,680	-	-	-
Equipment and other	13,151	(11,144)	2,007	13,107	(10,878)	2,229
Plant and equipment total	$56,041	$(15,727)	$40,314	$42,317	$(13,248)	$29,069

The following is a summary of mineral properties:

	June 30,	December 31,
	2016	2015
Mineral properties
In-situ Recovery
Uranerz ISR properties	$36,065	$36,096
In-situ Recovery total	$36,065	$36,096
Conventional
Sheep Mountain	34,183	34,183
Roca Honda (a)	22,095	19,465
Other	1,287	1,287
Conventional total	57,565	54,935
Mineral Properties total	$93,630	$91,031

a)

On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda project for consideration of $2.68 million as well as an additional $4.5 million in cash payable upon first commencement of commercial mineral extraction. The acquisition was accounted for as a purchase of assets as Roca Honda does not meet the definition of a business under ASC Topic 805, Business Combinations because the Company does not currently have the resources, both inputs and processes, to apply to the Roca Honda property in order to extract uranium.

6.	ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH

The following table summarizes the Company’s asset retirement obligations:

	June 30,	December 31,
	2016	2015
Asset retirement obligation, beginning of period	$8,573	$5,683
Revision of estimate	-	877
Aquried in asset acquisitions or business combinations	5,454	2,145
Accretion of liabilities	351	494
Settlements	(698)	(626)
Asset retirement obligation, end of period	$13,680	$8,573
Asset retirement obligation:
Current	$305	$1,000
Non-current	13,375	7,573
Asset retirement obligation, end of period	$13,680	$8,573

Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.

The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2015 – 2.0%). The total undiscounted decommissioning liability at June 30, 2016 is $41.23 million (December 31, 2015 - $32.30 million). Reclamation costs are expected to be incurred between 2016 and 2038 in the following manner: 2016 – 2020 - $4.67 million, 2021 – 2025 - $9.41 million, 2026 – 2030 - $2.69 million, 2031 – 2035 - $8.78 million, 2036 – 2038 - $15.67 million.

The following table summarizes the Company’s restricted cash:

	June 30,	December 31,
	2016	2015
Restricted cash, beginning of period	$12,980	$16,148
Restricted cash from acquisitions	4,478	2,100
Refunds of collateral	-	(5,268)
Collateral posted	2,153	-
Restricted cash, end of period	$19,611	$12,980

The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the State of Utah, the State of Wyoming, the applicable state regulatory agencies in Colorado and Arizona and the U.S. Bureau of Land Management for estimated reclamation costs associated with the White Mesa mill and mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 12 for a discussion of the Company’s surety bond commitments.

7.	LOANS AND BORROWINGS

The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	June 30,	December 31,
	2016	2015
Current portion of loans and borrowings:
Convertible debentures (a)	$3,314	$-
Secured note (b)	-	250
Wyoming Industrial Development Revenue Bond loan (c)	3,133	3,291
Finance leases and other	18	41
Total current loans and borrowings	$6,465	$3,582
Long-term loans and borrowings:
Convertible debentures (a)	$13,256	$14,624
Secured note (b)	-	224
Wyoming Industrial Development Revenue Bond loan (c)	12,489	14,078
Finance leases and other	-	11
Total long-term loans and borrowings	$25,745	$28,937

(a)

On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Debentures”), but amended August 4, 2016 to mature on December 31, 2020. The Debentures were issued at a price of Cdn$1,000 per Debenture for gross proceeds of $21.55 million (the “Offering”). The Debentures were originally convertible into common shares at the option of the holder at a conversion price of Cdn$15.00 per common share, but was amended on August 4, 2016 to be a conversion price of Cdn$4.15 per common share. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Debentures, on the date it is payable under the indenture (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).

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

On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added to give the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions that are no longer relevant.

In accordance with the revised terms approved on August 4, 2016, the Company has classified 20% of the principal amount of the debenture as a current liability.

The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the six months ended June 30, 2016 the Company recorded a loss on revaluation of convertible debentures of $0.99 million (June 30, 2015 – $0.89 million).

(b)

In February 2015 the Company issued a secured note in the amount of $0.45 million for a 50% interest in a joint venture with an effective interest rate of 7%. In February 2016 the Company amended the terms of the note to include a onetime payment of $0.05 million on February 13, 2016 and a payment of $0.45 million due on the date on which ore from the Wate Project is successfully processed through a mill into uranium concentrates.

(c)

The Company through its acquisition of Uranerz assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At June 30, 2016 the loan had an outstanding balance of $15.62 million of which the current portion of the note was $3.13 million.

8.	CAPITAL STOCK

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

Issued capital stock

The significant transactions relating to capital stock issued for the six months ended June 30, 2016 are:

a)	In the six months ended June 30, 2016, The Company issued 200,200 shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $0.53 million.

b)

On March 14, 2016, the Company completed a public offering of 5,031,250 units at a price of $2.40 per unit for gross proceeds of $12.08 million. Each Unit consists of one common share and one half of one common share purchase warrant, or a total of 5,031,250 Shares and 2,515,625 Warrants. Each warrant is exercisable until March 14, 2019 and entitles the holder thereof to acquire one Share upon exercise at an exercise price of US$3.20 per share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $2.09 million of fair value for the 2,515,625 warrants issued in connection with the public offering in March 2016.

Risk-free rate	1.15%
Expected life	3.0 years
Expected volatility	61.2%*
Expected dividend yield	0.0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

c)	On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda Joint Venture for share consideration of $2.68 million.

d)	On June 16, 2016 the Company issued 4,551,284 shares to acquire Alta Mesa with value of $11.38 million.

Share Purchase Warrants

The Company has share purchase warrants denominated in Canadian dollars and US dollars.

The following table summarizes the Company’s share purchase warrants denominated in Cdn$:

		Exercise Price	Warrants
Month Issued	Expiry Date	Cdn$	Outstanding
June 2012(1)	June 22, 2017	13.25	351,025
June 2013(1)	June 15, 2017	9.50	456,948

(1)	The expiration date for these warrants was extended by one year on March 24, 2016.

The following table summarizes the Company’s share purchase warrants denominated in USD. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants is Cdn$.

		Exercise Price	Warrants	Fair value at
Month Issued	Expiry Date	USD$	Outstanding	June 30, 2016
June 2015	January 25, 2017	6.28	1,224,000	$35
March 2016	March 14, 2019	3.20	2,515,625	1,626
				$1,661

The US dollar based warrants are classified as Level 2 under the fair value hierarchy (Note 15).

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $1.63 million of fair value for the 2,515,625 warrants at June 30, 2016.

Risk-free rate	0.71%
Expected life	2.7 years
Expected volatility	99.6%*
Expected dividend yield	0.0%

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.40 million of fair value for the 1,224,000 warrants at June 30, 2016.

Risk-free rate	0.36%
Expected life	0.6 years
Expected volatility	56.0%*
Expected dividend yield	0.0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

9.	BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share

The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss attributable to shareholders	($10,408)	($4,060)	($19,216)	($5,263)
Basic and diluted weighted average number
of common shares outstanding	53,043,512	22,999,968	50,282,647	21,347,938
Loss per common share	($0.20)	($0.18)	($0.38)	($0.25)

For the three and six months ended June 30, 2016 and 2015, 6.76 million and 3.84 million options and warrants, respectively, and the potential conversion of the uranium debentures have been excluded from the calculation as their effect would have been anti-dilutive.

10.	SHARE-BASED PAYMENTS

The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At June 30, 2016, a total of 5,765,387 shares were authorized for stock incentive plan awards.

Employee Stock Options

The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.42 million options granted in the six months ended June 30, 2016 (six months ended June 30, 2015 – 0.13 million). At June 30, 2016, there were 2.21 million options outstanding with 1.96 million options exercisable, at a weighted average exercise price of $6.54, with a weighted average remaining contractual life of 4.27 years. The aggregate intrinsic value of the fully vested shares was $0.03 million.

The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2016 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.43%
Expected life	5.0 years
Expected volatility	74.8*
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.22

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

The summary of the Company’s stock options at June 30, 2016 and December 31, 2015, and the changes for the fiscal periods ending on those dates is presented below:

	Six Months ended			Year ended
	June 30, 2016			December 31, 2015

		Weighted		Range of	Weighted
	Range of	Average		Exercise	Average
	Exercise Prices	Exercise Price	Number of	Prices	Exercise Price	Number of
	$	$	Options	$	$	Options
Balance, beginning of period	2.55 - 32.10	6.54	2,122,897	6.55 - 38.12	10.05	905,413
Transactions during the period:
Granted	2.12	2.12	418,287	2.55 - 18.55	6.02	2,176,330
Exercised	2.12	2.12	(1,200)	2.55 - 4.48	3.78	(48,802)
Forfeited	2.12 - 19.60	6.58	(223,829)	4.44 - 29.71	7.29	(574,486)
Expired	2.95 - 33.05	8.06	(106,562)	7.47 - 32.10	7.42	(335,558)
Balance, end of period	2.12 - 15.61	5.81	2,209,593	2.55 - 32.10	6.54	2,122,897

Restricted Share Units

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the three months ended June 30, 2016, the Company’s Board of Directors approved the issuance of 948,047 RSUs under the Compensation Plan (2015 – 153,850).

A summary of the status and activity of non-vested stock options and RSUs at June 30, 2016 is as follows:

	Stock-option		RSU
		Weighted		Weighted
	Number of	Average Grant-	Number of	Average Grant-
	shares	Date Fair Value	shares	Date Fair Value
Non-vested December 31, 2015	177,698	$3.44	272,866	$4.03
Granted	418,287	1.30	948,047	2.12
Vested	(317,772)	2.24	(138,608)	4.65
Forfeited	(28,045)	2.08	(5,775)	5.15
Non-vested June 30, 2016	250,168	$1.54	1,076,530	$2.41

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months and six months ended June 30, 2016 was $0.30 million (2015 – Nil) and $0.6 million (2015 – Nil) respectively.

At June 30, 2016, there was $0.18 million and $1.49 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

In the six months ended June 30, 2016 the Company issued 1,200 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of less than $0.01 million. These options had an intrinsic value of less than $0.01 million.

The share-based compensation recorded during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Share-based compensation	$445	$374	$1,112	$497
Replacement of options from business combinations and asset acquisitions	-	-	-	3,683
Value of stock options granted	$445	$374	$1,112	$4,180

11.	SUPPLEMENTAL FINANCIAL INFORMATION

The components of revenues are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Uranium concentrates	$6,999	$23,641	$24,977	$30,636
Alternate feed materials processing and other	7	64	25	669
Revenues	$7,006	$23,705	$25,002	$31,305

The components of other income (expense) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Interest income	$20	$17	$40	$39
Change in value of investments accounted at fair value	(69)	38	-	(38)
Change in value of warrant liabilities	448	-	701	-
Change in value of convertible debentures	(428)	(1,599)	(989)	(890)
Other	500	29	481	424
Other income (expense)	$471	$(1,515)	$233	$(465)

12.	COMMITMENTS AND CONTINGENCIES

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

In April 2014, the Grand Canyon Trust filed a citizen suit in federal district court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleges that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asks the court to impose injunctive relief, civil penalties of up to $38,000 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and is currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint. Cross motions for summary judgement have been fully briefed, and a hearing is set for November 17, 2016.

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

Surety bonds

The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $19.61 million posted against an undiscounted ARO of $41.23 million (June 2015 - $12.98 million posted against undiscounted asset retirement obligation of $31.27 million). One of the Company’s surety bond holders has requested additional collateral to be posted at the following intervals: $1.76 million to be funded by July 31, 2016, $1.76 million to be funded by November 30, 2016, $1.76 million to be funded by February 28, 2017.

13.	SEGMENT INFORMATION

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

The Conventional Uranium Segment

The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At June 30, 2016 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.

The ISR Uranium Segment

The ISR Uranium Segment consists of an operating uranium recovery facility to recover concentrated uranium from wellfields of the Nichols Ranch Project located in Wyoming and a uranium recovery facility and wellfields maintained on standby as part of the Alta Mesa Project in Texas. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity on the Nichols Ranch Project and the Alta Mesa Project. The Nichols Ranch Project and surrounding assets were acquired as part of the Company’s 2015 acquisition of Uranerz Energy Corporation and the Alta Mesa Project was acquired in June of 2016.

The following tables set forth operating results by reportable segment for the three months ended June 30, 2016:

			Non-Operating
	Operating Segments		Segments

Three months ended June 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$6	$7,000	$-	7,006
Costs and expenses applicable to revenue	-	4,099	-	4,099
Impairment of inventories	-	1,619	-	1,619
Development, permitting and land holding	2,423	1,052	-	3,475
Standby costs	1,365	-	-	1,365
Accretion of asset retirement obligation	129	47	-	176
Selling costs	95	-	-	95
Intangible asset amortization	-	2,219	-	2,219
General and administration	-	457	3,828	4,285
Total operating loss	(4,006)	(2,493)	(3,828)	(10,327)

Interest Expense	-	-	(585)	(585)
Other income (expense)	-	-	471	471
Net loss	$(4,006)	$(2,493)	$(3,942)	$(10,441)
Attributable to shareholders	$(4,006)	$(2,460)	$(3,942)	$(10,408)
Non-controlling interests	-	(33)	-	(33)
Net loss for the period	$(4,006)	$(2,493)	$(3,942)	$(10,441)

The following tables set forth operating results by reportable segment for the six months ended June 30, 2016:

			Non-Operating
	Operating Segments		Segments

Six months ended June 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$18,002	$7,000	$-	25,002
Costs and expenses applicable to revenue	12,143	4,099	-	16,242
Impairment of inventories	-	1,619	-	1,619
Development, permitting and land holding	5,279	5,638	-	10,917
Standby costs	3,531	-	-	3,531
Accretion of asset retirement obligation	259	92	-	351
Selling costs	169	-	-	169
Intangible asset amortization	219	2,219	-	2,438
General and administration	-	796	7,317	8,113
Total operating loss	(3,598)	(7,463)	(7,317)	(18,378)

Interest Expense	-	-	(1,161)	(1,161)
Other income (expense)	-	-	233	233
Net loss	$(3,598)	$(7,463)	$(8,245)	$(19,306)
Attributable to shareholders	$(3,598)	$(7,373)	$(8,245)	$(19,216)
Non-controlling interests	-	(90)	-	(90)
Net loss for the period	$(3,598)	$(7,463)	$(8,245)	$(19,306)

14.	FAIR VALUE ACCOUNTING

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at June 30, 2016. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As at June 30, 2016, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2		Level 3	Total
Investments	$942	$-	$	- $	942
Warrant liabilities (Note 8)	-	(1,661)		-	(1,661)
Convertible debentures (Note 7)	(16,570)	-		-	(16,570)
	$(15,628)	$(1,661)	$	- $	(17,289)

The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

15.	SUBSEQUENT EVENTS

Issuance of stock options and RSUs

On July 1, 2016, the Company granted 0.04 million RSUs which vest as follows: 50% on January 27, 2017; 25% on January 27, 2018; and 25% on January 27, 2019. On July 5, 2016 the Company granted 0.03 million RSUs which vest as follows: 100% on January 27, 2017. On August 4, 2016 the Company granted 0.17 million RSUs which vest as follows: 100% on January 27, 2017. On August 4, 2016 the Company granted 0.03 million stock options and 0.01 million RSU’s to its employees, directors and consultants with an exercise price of $2.12. The options carry a five-year life and are vested as follows: 50% immediately; 25% on August 4, 2017; 25% on August 4, 2018. The RSU’s vest as follows: 50% on January 27, 2017; 25% on January 27, 2018; and 25% on January 27, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Note Regarding Forward-Looking Statements” below.

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

On June 18, 2015, Energy Fuels acquired all of the outstanding shares of Uranerz which had, among other properties, an active in situ (“ISR”) uranium extraction and recovery facility. These operations acquired from Uranerz are included in the consolidated financial statements as of June 18, 2015.

On June 16, 2016, Energy Fuels acquired all the outstanding shares of Mesteña Uranium, LLC (“Mesteña”), and on July 8, 2016 changed the name of Mesteña to “EFR Alta Mesa LLC” (“Alta Mesa”). Alta Mesa’s primary asset is the Alta Mesa Project (the “Alta Mesa Project”), a fully-licensed ISR uranium production facility located in South Texas. In order for the Alta Mesa Project to be capable of uranium production, the Company will need to incur capital expenditures to develop wellfields. A decision to commence development will be made once uranium prices improve to a point where economic feasibility of the Alta Mesa Project is established.

The operations of Uranerz and assets acquired in the Alta Mesa acquisition represent the Company’s ISR Uranium Segment.

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

Outlook

Uranium Market Update

According to price data from TradeTech LLC (“TradeTech”), uranium spot prices are down from $34.20 per pound on December 31, 2015 to $25.90 per pound on July 28, 2016, or 24% for the year-to-date. Weekly spot prices reported by TradeTech reached a low of $25.00 per pound on July 15, 2016, which was the lowest value observed by TradeTech since April 22, 2005. TradeTech price data also indicate that long-term U3O8 prices, which began 2016 at $44.00 per pound, dropped to $38.00 per pound by July 31, 2016.

The drop in uranium prices is believed to be caused by weaker than expected demand by utilities and persistent over-supply. Most transactions on the spot market in 2016 have involved traders and intermediaries, though certain utilities have entered the market to opportunistically buy inexpensive material. The Company continues to believe the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction, excess inventories and insufficient production cut-backs. The oversupply situation is further exacerbated by reduced demand due to the continued delays in the restart of Japanese reactors, premature reactor closures in the US, and general weakness in the global economy and energy sector. However, since the beginning of the year, certain announcements have been made which may lessen some of the oversupply now burdening the market, including Cameco Corporation’s April 21, 2016 announcement that it is reducing production by approximately 4 million pounds per year in 2016, with further production cuts going forward.

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

Despite current market uncertainty and recently falling prices, the Company continues to believe it has begun to see certain events which must occur for a market recovery to materialize, as previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015. Of note, China finalized its 13th Five-Year Plan, including a commitment to install 58 GW of nuclear capacity by 2020 (versus today’s 27 GW in installed capacity). In addition, China connected eight reactors to the grid in 2015 (World Nuclear News, January 4, 2016). Japanese utilities are also making slow progress in restarting their nuclear fleet. Two reactors have restarted (Sendai 1 and 2), two more units are approved to restart pending resolution of an injunction (Takahama 3 and 4), and one more reactor has completed the final regulatory step needed prior to approval for restart (Ikata 3). It is worth noting that 42 reactors in Japan are operable according to the World Nuclear Association, and, in addition to the five mentioned above, 19 have applied for approvals to restart. And, the Company expects to see certain utilities come to the market later in 2016 to take advantage of today’s low prices through spot and mid-term purchases. However, these positive developments have not yet been sufficient to offset the downward pressure currently being observed in uranium markets.

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

Acquisition of Alta Mesa

On June 16, 2016, the Company completed the acquisition of Alta Mesa (previously named “Mesteña Uranium, LLC”) which included the Alta Mesa Project. The Alta Mesa Project has a fully-licensed and constructed ISR uranium recovery plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. In order for Alta Mesa to be capable of uranium production, the Company will need to incur capital expenditures to develop wellfields. A decision to commence development will be made once uranium prices improve to a point where economic feasibility of the Alta Mesa Project is established. The consideration paid by the Company for Alta Mesa was 4,551,284 common shares, which were issued at the closing of the transaction. The Alta Mesa properties are subject to a royalty equal to 3.125% of the value of the recovered U3O8 from the properties sold at a uranium price of $65.00 or less per pound U3O8, 6.25% of the value of the recovered U3O8 from the properties sold at a uranium price greater than $65.00 and up to and including $95.00 per pound U3O8, and 7.5% of the value of the recovered U3O8 from the properties sold at a uranium price greater than $95.00 per pound U3O8.

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

Extraction and Recovery – ISR Uranium Segment

We currently plan to extract and recover approximately 300,000 pounds of U3O8 from our ISR segment for the year ending December 31, 2016.

At June 30, 2016, the Nichols Ranch wellfields had eight header houses extracting uranium. The Company plans to complete a ninth header house by the end of 2016. Further header houses will be completed as production needs and market conditions warrant.

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

The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Once the Pinenut ore processing for 2016 concludes (expected to be in late 2016), the Company expects to recover uranium from certain alternate feed sources and process certain uranium bearing solutions into mid-2017. Once these processes are completed the Company expects to place uranium recovery activities at the Mill on standby until additional mill feed becomes available. The Mill will dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign will be subject to receipt of sufficient mill feed that would allow the Company to operate the Mill on a profitable basis and/or recover a portion of its standby costs.

The Company is continuing shaft sinking activities at the Canyon Project and has completed the installation of new equipment and infrastructure to optimize shaft sinking rates and realize construction cost savings. The Company has also commenced additional underground drilling to further evaluate the deposit. The timing of The Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, and sales requirements.

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

Sales

For 2016, the Company forecasts sales under its existing long-term contracts to total approximately 550,000 pounds of U3O8. Of this total, 400,000 pounds were delivered in the first half of the year with the remaining amount to be delivered in the third quarter of the year. The prices for material sold under the existing long-term contracts are either fixed or at floors. The average sales price under the Company’s long-term contracts is expected to be higher in 2016 than 2015 levels. The Company expects to complete these sales from U3O8 already in inventory or expected to be recovered from its planned activities discussed above.

The Company also sold 50,000 pounds of U3O8 to a utility based on spot prices at the time of the contract. The Company is currently monitoring market conditions for additional sales opportunities. The Company expects to sell an additional 200,000 pounds of U3O8 at spot prices in the second half of the year. Selective additional spot sales may be made as necessary to generate cash for operations and development activities.

In 2017, the Company expects to have existing inventory or expected production to meet all of its commitments to sell 620,000 pounds of uranium under its existing long-term contracts at average sales prices higher than 2016 levels.

The Company also continues to pursue new sources of revenue, including expansion of its alternate feed business.

Results of Operations

The following table summarizes the results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$7,006	$23,705	$25,002	$31,305
Costs and expenses applicable to revenue	4,099	13,382	16,242	17,226
Impairment of inventories	1,619	-	1,619	-
Gross Profit	1,288	10,323	7,141	14,079

Other operating costs and expenses
Development, permitting and land holding	3,475	506	10,917	702
Standby costs	1,365	1,781	3,531	3,320
Accretion of asset retirement obligation	176	104	351	207
Total other operating costs and expenses	5,016	2,391	14,799	4,229

Selling, general & administration
Selling costs	95	91	169	159
Intangible asset amortization	2,219	1,255	2,438	1,800
General and administration	4,285	2,625	8,113	5,336
Costs directly attributable to acquisitions	-	6,118	-	6,587
Total selling, general & administration	6,599	10,089	10,720	13,882

Total Operating Loss	(10,327)	(2,157)	(18,378)	(4,032)
Interest expense	(585)	(388)	(1,161)	(766)
Other (expense) income	471	(1,515)	233	(465)
Net loss	$(10,441)	$(4,060)	$(19,306)	$(5,263)

Basic and diluted loss per share	($0.20)	($0.18)	($0.38)	($0.25)

For the three months ended June 30, 2016 the Company recorded a net loss of $10.44 million or $0.20 per share compared with a loss of $4.06 million or $0.18 per share for the three months ended June 30, 2015. For the six months ended June 30, 2016 the Company recorded a net loss of $19.31 million or $0.38 per share compared with a loss of $5.26 million or $0.25 per share for the six months ended June 30, 2015.

Revenues

The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, and selective spot sales, which can vary from quarter to quarter.

Revenues for the three months ended June 30, 2016 totaled $7.01 million compared with $23.71 million in the three months ended June 30, 2015. Revenues for the six months ended June 30, 2016 totaled $25.00 million compared with $31.31 million in the six months ended June 30, 2015.

Revenues for the three months ended June 30, 2016 totaled $7.01 million, of which $7.00 million were sales related to the ISR segment, of 100,000 pounds of U3O8, pursuant to term contracts at an average price of $70.00 per pound.

Revenues for the three months ended June 30, 2015 totaled $23.71 million, of which $23.64 million were sales of 416,667 pounds of uranium concentrates, all of which were pursuant to term contracts at an average price of $56.74 per pound.

Revenues for the six months ended June 30, 2016 totaled $25.00 million, of which $24.98 million were sales of 450,000 pounds of U3O8. The 450,000 pounds of U3O8 included the sale of 300,000 pounds of U3O8 pursuant to term contracts at an average price of $54.19 per pound, the sale of 100,000 pounds of U3O8 pursuant to term contracts at an average price of $70.00 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $34.40 per pound. For the six months ended June 30, 2016 sales related to the Conventional Uranium Segment were $18.00 million while sales related to the ISR segment were $7.00 million.

Revenues for the six months ended June 30, 2015 totaled $31.31 million, of which $30.64 million were sales of 533,334 pounds of uranium concentrates, all of which were pursuant to term contracts at an average price of $57.44 per pound.

Operating Expenses

Uranium recovered and costs and expenses applicable to revenue

In the three months ended June 30, 2016, the Company recovered 80,000 pounds of U3O8 from its ISR Uranium Segment and 108,000 pounds of U3O8 from the Company’s conventional operations. In the three months ended June 30, 2015, there was no production from the Company’s conventional operations and only 12 days of production from the acquired ISR operations.

Costs and expenses applicable to revenue for the three months ended June 30, 2016 totaled $4.10 million, compared with $13.38 million for the three months ended June 30, 2015. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $40.99 per pound and $32.12 per pound for the three months ended June 30, 2016 and 2015, respectively. Additionally, the Company recorded an impairment loss of $1.62 million in profit and loss related to concentrates and work in progress inventories in the ISR segment during the three months ended June 30, 2016.

In the six months ended June 30, 2016, the Company recovered 165,000 pounds of U3O8 from its ISR Uranium Segment and 108,000 pounds of U3O8 from the Company’s conventional operations. In the six months ended June 30, 2015, the Company recovered approximately 200,000 pounds of U3O8, of which 110,000 pounds were from alternate feed materials and other processing and 30,000 pounds were from the Company’s Arizona mines, and 60,000 pounds of U3O8 were processed under a tolling arrangement for the account of a third party.

Costs and expenses applicable to revenue for the six months ended June 30, 2016 totaled $16.24 million, compared with $17.23 million for the six months ended June 30, 2015. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $36.09 per pound and $32.30 per pound for the six months ended June 30, 2016 and 2015, respectively.

Other operating costs and expenses

Development, permitting and land holding

For the three months ended June 30, 2016, the Company spent $3.48 million for development, permitting, and land holding primarily related to wellfield construction and shaft sinking at the Canyon Project. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. For the three months ended June 30, 2015, we spent $0.50 million primarily on permitting and land holding for our conventional assets.

For the six months ended June 30, 2016, the Company spent $10.92 million for development, permitting, and land holding primarily related to wellfield construction and completion of the elution circuit at the Nichols Ranch Project, shaft sinking at the Canyon Project and for the replacement of five leach tanks at the White Mesa Mill in preparation for the campaign. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. For the six months ended June 30, 2015, we spent $0.70 million primarily on permitting and land holding for our conventional assets.

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

For the three months ended June 30, 2016, standby costs totaled $1.37 million compared with $1.78 million in 2015. The decrease is primarily related to decreased standby costs at the White Mesa Mill, due to higher uranium recovery levels resulting from a decreased amount of time the Mill was on standby.

For the six months ended June 30, 2016, standby costs totaled $3.53 million compared with $3.32 million in 2015. The standby costs remained approximately the same for each period.

Accretion

Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended June 30, 2016 ($0.18 million) compared with 2015 ($0.10 million) primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.

Accretion related to the asset retirement obligation for the Company’s properties increased for the six months ended June 30, 2016 ($0.35 million) compared with the 2015 ($0.21 million) primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.

General and Administrative

General and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $4.29 million for the three months ended June 30, 2016 compared to $2.63 million for the three months ended June 30, 2015. This increase is due to additional general and administrative expenses of $0.8 million related to the acquired ISR uranium segment which was completed in June 2015 and increase in stock-based compensation of $0.6 million and one time payments totaling $0.53 million.

General and administrative expenses totaled $8.11 million for the six months ended June 30, 2016 compared to $5.34 million for the six months ended June 30, 2015. This increase is due to additional general and administrative expenses of $0.8 million related to the acquired ISR uranium segment which was completed in June 2015, and increase in stock-based compensation of $0.6 million and one-time expenses totaling $0.53 million.

Intangible asset amortization

Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended June 30, 2016 intangible asset amortization totaled $2.22 million compared with $1.26 million for the three months ended June 30, 2015. This increase was due to the contract sale of 100,000 pounds related to Uranerz as discussed above, causing additional contract amortization to be recorded.

During the six months ended June 30, 2016 intangible asset amortization totaled $2.44 million compared with $1.80 million for the six months ended June 30, 2016. This increase was due to the contract sale of 100,000 pounds related to Uranerz as discussed above, causing additional contract amortization to be recorded.

Interest Expense and Other Income and Expenses

Interest Expense

Interest expense for the three months ended June 30, 2016 was $0.59 million compared with $0.39 million in the prior year. The increase is primarily due to interest on the $18.81 million in debt assumed from the June 2015 Uranerz acquisition.

Interest expense for the six months ended June 30, 2016 was $1.16 million compared with $0.77 million in the prior year. The increase is primarily due to interest on the $18.81 million in debt assumed from the June 2015 Uranerz acquisition.

Other income and expense

For the three months ended June 30, 2016, other income and expense totaled $0.47 million of income. These amounts primarily consist of a gain on warrant liabilities of $0.45 million and $0.50 million of gains in miscellaneous items offset by a loss on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.43 million.

Other income and expense for the three months ended June 30, 2015 totaled $1.52 million of expense and mainly consisted of a change in the mark-to-market values of the Company’s Debentures totaling $1.60 million offset by other miscellaneous items.

For the six months ended June 30, 2016, other income and expense totaled $0.23 million of income. These amounts mainly consist of a gain on warrant liabilities of $0.70 million and gains in other miscellaneous items of $0.48 million, partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.99 million.

Other income and expense for the six months ended June 30, 2015 totaled $0.47 million of expense and mainly consisted of a change in the mark-to-market values of the Company’s Debentures totaling $0.89 million of expense partially offset by income from other miscellaneous items of $0.42 million.

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

On May 27, 2016, the Company completed the purchase of the 40% interest in Roca Honda from Sumitomo through the issuance of 1.21 million shares as well as an additional $4.5 million of cash payable upon first commencement of commercial mining extraction.

Additionally, on June 16, 2016, the Company completed the acquisition of Alta Mesa through the issuance of 4,155,824 shares. The total transaction costs incurred through June 30, 2016 by the Company were $1.29 million, which were capitalized as part of the purchase consideration.

Cash proceeds received for shares and warrants

In the six months ended June 30, 2016, the Company issued 0.20 million shares for net proceeds of $0.53 million under the Company’s ATM Offering.

Additionally, on March 14, 2016 an equity offering of 5,031,250 units (each unit consisting of one common share and one half of one common share purchase warrant) was closed for net proceeds of $10.98 million after commissions and estimated expenses of the offering.

Working capital at June 30, 2016 and future requirements for funds

At June 30, 2016, the Company had working capital of $24.60 million, including $14.42 million in cash and cash equivalents and 360,373 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its base business plan beyond Q2 2017.

The Company is actively focused on its forward looking liquidity needs, especially in light of the current depressed uranium markets. The Company is evaluating its ongoing fixed cost structure as well as decisions related to project retention, advancement and development. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. We expect to augment our current financial resources with external financing as our long term business needs require.

The Company manages liquidity risk through the management of its capital structure.

Additional Collateral to be Deposited as Collateral for Surety Bonds

During the three months ended June 30, 2016, one of the Company’s surety bond holders requested additional collateral to support surety bonds held in favor of our White Mesa Mill totaling $5.28 million to be deposited $1.76 million by July 31, 2016 (which was deposited on July 29, 2016), $1.76 million by November 30, 2016 and $1.76 million by February 28, 2017.

Debenture Maturity

The Company currently has 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Debentures”) (each Debenture having a principal amount of Cdn$1,000). On August 4, 2016, the following amendments were made to the Debentures:

•	the maturity date of the Debentures was extended from June 30, 2017 to December 31, 2020;
•	the conversion price of the Debentures was reduced from Cdn$15.00 to Cdn$4.15 per common share of the Company;
•

a redemption provision was added that enables the Company to redeem the Debentures, in cash, in whole or in part, at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed;

•

a right in favor of each Debentureholder was added to enable the Debentureholder to require the Company to purchase, for cash, on June 30, 2017 (the original maturity date) up to 20% of the Debentures held by the Debentureholder at a price equal to 100% of the principal amount tendered; and

•

certain other amendments were made to the Debenture Indenture as required by the U.S. Trust Indenture Act of 1939, along with certain other amendments to remove provisions of the Indenture that no longer apply.

At maturity, the Company can repay the indebtedness represented by the remaining Debentures by paying to the Debenture trustee in Canadian dollars an amount equal to the principal amount of the outstanding Debentures remaining at maturity together with accrued and unpaid interest thereon.

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

Cash and cash flow

Six months ended June 30, 2016

Cash and cash equivalents were $14.42 million at June 30, 2016, compared to $12.97 million at December 31, 2015. The increase of $1.45 million was due primarily to cash provided by financing activities of $9.90 million partially offset by cash used by investing activities of $2.53 million and cash used in operations of $6.20 million and gain on foreign exchange on cash held in foreign currencies of $0.29 million.

Net cash provided by financing activities totaled $9.90 million consisting primarily of $11.50 million proceeds from the issuance of stock in the March 2016 public offering and the ATM Offering partially offset by $1.61 million to repay loans and borrowings.

Net cash used by investing activities was $2.53 million, which was primarily related to expenditures for the Alta Mesa acquisition transaction costs of $1.23 million and cash expenditures related to additional cash deposited with regulatory agencies for asset retirement obligations related to the acquisition of Alta Mesa of $2.15 million and related reclamation costs offset by cash received from the sale of mineral properties held for sale of $0.85 million.

Net cash used in operating activities of $6.20 million is comprised of the net loss of $19.31 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $2.59 million of depreciation and amortization of property, plant and equipment, $1.62 million impairment on inventory, a $7.68 million decrease in inventories, $2.21 million decrease in trade and other receivables offset by a $2.72 million decrease in accounts payable and accrued liabilities and a $1.17 million miscellaneous non-cash income.

Six months ended June 30, 2015

Cash and cash equivalents were $20.76 million at June 30, 2015, compared to $10.41 million at December 31, 2014. The increase of $10.35 million was due primarily to cash from investing activities of $6.41 million, cash from operations of $3.97 million, cash from financing activities of $0.08 million and loss on foreign exchange on cash held of $0.10 million.

Net cash from investing activities was $6.41 million, which was primarily related to the release of cash deposited with regulatory agencies of $5.27 million, the $2.46 million cash acquired in the acquisition of Uranerz offset by expenditures for property, plant and equipment of $1.32 million.

Net cash from financing activities was $0.08 million, which primarily consisted of payments on loans and borrowings of $0.03 million offset with $0.10 million of proceeds from the issue of shares for options and warrant exercised.

Net cash from operating activities of $3.97 million is comprised of the net loss of $5.26 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.85 million of depreciation and amortization of property, plant and equipment, $3.96 million miscellaneous non-cash expenses primarily related to the Uranerz acquisition completed in 2015, $4.13 million decrease in inventories, offset by a $2.91 million increase in trade and other receivables.

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

d.	Valuation of mining assets acquired other than in a business combination

The costs of mining assets that are acquired in an asset purchase transaction are recorded as plant and equipment on the date of purchase based on the consideration given up for the assets. If multiple assets are involved in a transaction, the consideration is allocated based on the relative values of the properties acquired.

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

i.	Determination whether an acquisition represents a business combination or asset purchase

Management determines whether an acquisition represent a business combination or asset purchase by considering the stage of exploration and development and status of an acquired operation. Consideration is given to whether the acquired properties include mineral reserves or mineral resources, in addition to the permitting required and results of economic assessments.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining five-year life, removing variability. The Company is exposed to an interest rate risk associated with its convertible debentures (the “Debentures”), which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 price levels.

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

The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2016 ($000):

Cash and cash equivalents	$2,645
Accounts payable and accrued liabilities	(867)
Loans and borrowings	(16,570)
Total	$(14,792)

The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at June 30, 2016 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

	Change for	Increase (decrease) in other
('000s)	Sensitivity Analysis	comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(192)
	-1% change in U.S.
Weakening net earnings	dollar	$192

Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at June 30, 2016, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six month periods ended June 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report.

ITEM 5. OTHER INFORMATION.

On August 4, 2016, Energy Fuels Inc. (the “Company”), Energy Fuels Resources (USA) Inc., and Stephen P. Antony entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) which amends and restates the employment agreement entered into by the parties effective October 1, 2015 (the “Original Employment Agreement”). The Amended Employment Agreement permits Mr. Antony to elect to receive the succession bonus on the appointment of a Chief Operating Officer, a President and a Chief Executive Officer, in restricted stock units (“RSUs”) or cash or a combination thereof, rather than all in cash as set out in the Original Employment Agreement, and the number of RSUs shall be based on 125% of the cash amount that would have been paid had the RSUs not been issued (the “RSU Value”). The number of RSUs to be issued will be equal to the RSU Value divided by the greater of (a) the value weighted average price of the Company’s common shares on the NYSE MKT for the five trading days ending on the last trading day prior to the date the payment is due (the “Payment Date”); and (b) the closing price of the Company’s common shares on the NYSE MKT on the last trading day prior to the Payment Date, and all RSUs issued will vest on the next regular vesting day for outstanding RSUs previously granted to Mr. Antony.

The foregoing summary of the changes made to the Original Employment Agreement is subject to the full terms of the Amended Employment Agreement which is attached hereto as Exhibit 10.12.

ITEM 6. EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Uranerz Energy Corporation, Energy Fuels, Inc. and EFR Nevada Corp., dated January 4, 2015 (1)
2.2	Amendment to the Agreement and Plan of Merger, dated May 8, 2015 (1)
2.3	Membership Interest Purchase Agreement by and among Energy Fuels Inc., Energy Fuels Holdings Corp., Mesteña LLC, Jones Ranch Minerals Unproven, Ltd. And Mesteña Unproven Ltd. dated March 4, 2016 (2)
3.1	Articles of Continuance dated September 2, 2005 (3)
3.2	Articles of Amendment dated May 26, 2006 (4)
3.3	Bylaws (5)
4.1	The Amended and Restated Convertible Debenture Indenture dated August 4, 2016 between Energy Fuels Inc., BNY Trust Company of Canada and the Bank of New York Mellon providing for the issuance of debentures
4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (6)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (7)
4.4	Promissory Note dated November 26, 2013 (8)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (9)

4.6	Shareholder Rights Plan (10)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (11)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (12)
10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (13)
10.2	Energy Fuels Omnibus Compensation Plan (14)
10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (15)
10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors (16)
10.5	Amended and Restated Employment Agreement among Energy Fuels Inc., Energy Fuels Resources (USA) Inc., and Stephen P. Antony dated August 4, 2016
10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund dated March 11, 2016 (17)
10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson dated March 11, 2016 (18)
10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts dated March 11, 2016 (19)
10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang dated March 11, 2016 (20)
10.10	Underwriting Agreement dated March 9, 2016 (21)
10.11	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers dated April 14, 2016 (22)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.
(2)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.
(3)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(5)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(10)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(13)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.

(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(15)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.
(16)	Incorporated by reference to Exhibit 10.4 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(17)	Incorporated by reference to Exhibit 10.6 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(18)	Incorporated by reference to Exhibit 10.7 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(19)	Incorporated by reference to Exhibit 10.8 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(20)	Incorporated by reference to Exhibit 10.9 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(21)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed March 10, 2016.
(22)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 6, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: August 5, 2016	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: August 5, 2016	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer