Form 10-Q
period 2016-09-30
ENERGY FUELS INC
filed 2016-11-03
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-36204
Energy Fuels Inc.
(Exact Name of Registrant as Specified in its Charter)

Ontario	98-1067994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)
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
Yes [X]     No [   ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
66,205,153 common shares, without par value, outstanding as of November 2, 2016.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2016

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

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	risks associated with the ability of the Company to extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	the adequacy of insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium and vanadium price levels;

•	fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;

•	failure to obtain suitable uranium sales terms, including spot and term sale contracts;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•	uranium industry competition and international trade restrictions;

•	risks related to higher than expected costs related to our Nichols Ranch Project and Canyon Project;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE MKT and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue (Note 10)	$8,702	$19,159	$33,704	$50,464
Costs and expenses applicable to revenue	4,341	11,786	20,583	29,012
Impairment of inventories (Note 3)	1,379	—	2,998	—
Development, permitting and land holding	6,252	3,934	17,138	4,636
Standby costs	647	1,015	4,178	4,335
Abandonment of mineral properties	1,005	—	1,036	—
Impairment of assets held for sale	—	2,000	—	2,000
Accretion of asset retirement obligation	175	143	526	350
Selling costs	47	40	216	199
Intangible asset amortization	583	1,772	3,021	3,572
General and administration	3,815	3,887	11,928	9,223
Costs directly attributable to acquisitions	—	190	—	6,777
Total operating loss	(9,542)	(5,608)	(27,920)	(9,640)

Interest expense	(573)	(625)	(1,734)	(1,391)
Other income (Note 10)	1,870	838	2,103	373
Net loss	(8,245)	(5,395)	(27,551)	(10,658)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(701)	846	(1,175)	2,364
Unrealized gain on available-for-sale assets	135	201	252	119
Other comprehensive income (loss)	(566)	1,047	(923)	2,483
Comprehensive loss	$(8,811)	$(4,348)	$(28,474)	$(8,175)

Net loss attributable to:
Owners of the Company	$(8,076)	$(5,344)	$(27,292)	$(10,607)
Non-controlling interests	(169)	(51)	(259)	(51)
	$(8,245)	$(5,395)	$(27,551)	$(10,658)
Comprehensive loss attributable to:
Owners of the Company	$(8,642)	$(4,297)	$(28,215)	$(8,124)
Non-controlling interests	(169)	(51)	(259)	(51)
	$(8,811)	$(4,348)	$(28,474)	$(8,175)

Basic and diluted loss per share (Note 8)	$(0.14)	$(0.12)	$(0.51)	$(0.36)

ENERGY FUELS INC.
Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	As at
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$17,530	$12,965
Trade and other receivables	550	2,617
Inventories (Note 3)	26,755	30,671
Prepaid expenses and other assets	1,263	1,433
Mineral properties held for sale	—	1,301
Total current assets	46,098	48,987
Notes receivable and other	1,080	1,096
Plant and equipment (Note 4)	38,859	29,069
Mineral properties (Note 4)	92,625	91,031
Intangible assets	6,097	9,117
Restricted cash (Note 5)	21,573	12,980
Total assets	$206,332	$192,280

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$8,698	$9,274
Current portion of asset retirement obligation (Note 5)	360	1,000
Current portion of loans and borrowings (Note 6)	6,399	3,582
Total current liabilities	15,457	13,856
Warrant liabilities (Note 7)	3,663	262
Deferred revenue	2,407	2,165
Asset retirement obligation (Note 5)	12,889	7,573
Loans and borrowings (Note 6)	24,559	28,937
Total liabilities	58,975	52,793
Equity
Share capital (Note 7) Common shares, without par value, unlimited shares authorized; shares issued and outstanding 66,205,153 at September 30, 2016 and 46,519,132 at December 31, 2015	410,241	373,934
Accumulated deficit	(269,400)	(242,108)
Accumulated other comprehensive income	2,582	3,505
Total shareholders' equity	143,423	135,331
Non-controlling interests	3,934	4,156
Total equity	147,357	139,487
Total liabilities and equity	$206,332	$192,280

Commitments and contingencies (Note 11)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.

Consolidated Statements of Changes in Equity

(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487
Net loss	—	—	(27,292)	—	(27,292)	(259)	(27,551)
Other comprehensive income	—	—	—	(923)	(923)	—	(923)
Shares issued for cash by at-the-market offering (Note 7a)	200,225	539	—	—	539	—	539
Shares issued for public offering (Note 7b and 7e)	13,368,750	21,856	—	—	21,856	—	21,856
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation (Note 9)	—	1,688	—	—	1,688	—	1,688
Shares issued for exercise of stock options	8,369	18	—	—	18	—	18
Shares issued for the vesting of restricted stock units	138,608	—	—	—	—	—	—
Shares issued for acquisition of Alta Mesa (Note 7d)	4,551,284	11,378	—	—	11,378	—	11,378
Shares issued for acquisition of 40% interest in Roca Honda (Note 7c)	1,212,173	2,679	—	—	2,679	—	2,679
Shares issued for consulting services	206,612	479	—	—	479	—	479
Contributions attributable to non-controlling interest	—	—	—	—	—	37	37
Balance at September 30, 2016	66,205,153	$410,241	$(269,400)	$2,582	$143,423	$3,934	$147,357
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the nine months ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss for the period	$(27,551)	$(10,658)
Items not involving cash:
Depletion, depreciation and amortization	3,651	3,654
Stock-based compensation (Note 9)	1,688	810
Change in value of convertible debentures (Note 6)	666	890
Accretion of asset retirement obligation (Note 5)	526	350
Revision of asset retirement obligation (Note 5)	71	—
Unrealized foreign exchange losses	(148)	919
Impairment of inventories	2,998	—
Impairment of assets held for sale	—	2,000
Abandonment of mineral properties	1,036	—
Other non- cash (income) expenses	(1,819)	2,975
Changes in assets and liabilities
(Increase) decrease in inventories	4,417	3,572
(Increase) decrease in trade and other receivables	2,221	106
(Increase) decrease in prepaid expenses and other assets	476	(205)
Increase (decrease) in accounts payable and accrued liabilities	(1,063)	284
Changes in deferred revenue	242	318
Cash paid for reclamation and remediation activities (Note 5)	(1,376)	(239)
	(13,965)	4,776
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(64)	(4,616)
Acquisition of Uranerz Energy Corporation, net of cash acquired	—	2,457
Acquisition of Alta Mesa, net of cash acquired	(1,290)	—
Acquisition of Roca Honda, net of cash acquired	101	—
Change in cash deposited with regulatory agencies for asset retirement obligations (Note 5)	(4,115)	5,267
Sale of mineral properties held for sale	845	—
	(4,523)	3,108
FINANCING ACTIVITIES
Issuance of common shares for cash	25,291	3
Option and warrant exercises	18	184
Repayment of loans and borrowings	(2,391)	(784)
Cash received from non-controlling interest	37	187
	22,955	(410)

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	4,467	7,474
Effect of exchange rate fluctuations on cash held in foreign currencies	98	(144)
Cash and cash equivalents - beginning of period	12,965	10,411
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,530	$17,741
Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	—	446
Issuance of common shares, options and warrants for acquisition of Uranerz Energy Corporation	—	110,268

Issuance of common shares for acquisition of Alta Mesa (Note 7d)	11,378	—
Issuance of common shares for acquisition of 40% interest in Roca Honda (Note 7c)	2,679	—
Issuance of common shares for consulting services	479	—
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

1.	THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta (Canada) and was continued under the Business Corporations Act (Ontario, Canada).
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
The Company is an exploration stage mining company as defined by the SEC in Industry Guide 7 (“SEC Industry Guide 7”) as it has not established the existence of proven or probable reserves on any of its properties.

2.	BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in thousands of US dollars (“USD”) except per share amounts. The functional currency of Energy Fuels, Inc. is the Canadian dollar. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
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
In management’s opinion, these unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2015. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.
Recently Adopted Accounting Pronouncements
Fair value measurement
In May 2015, ASU No. 2015-07 was issued related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update was effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.
Debt issuance costs
In April 2015, ASU No. 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update was effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.
Consolidations
In February 2015, ASU No. 2015-02 was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update changes how companies determine whether limited partnerships or similar entities are variable interest entities. The update was effective in fiscal years, including interim periods, beginning after December 15, 2015. The adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.
Recently Issued Accounting Pronouncements not yet adopted
In addition to the new and revised standards and amendments issued prior to 2016 for which the Company is evaluating implementation effects, as disclosed in our annual Consolidated financial statements, the FASB issued the following new and revised standards and amendments, which are not yet effective which may have future applicability to the Company:
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

3.	INVENTORIES

	September 30, 2016	December 31, 2015
Concentrates and work-in-progress (a)	$20,204	$19,900
Inventory of ore in stockpiles	3,129	7,767
Raw materials and consumables	3,422	3,004
	$26,755	$30,671

(a)
During the three and nine month periods ended September 30, 2016, the Company recorded an impairment loss of $1.38 million and $3.00 million, respectively in profit and loss related to concentrates and work in progress inventories in the ISR segment.

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(5,693)	$23,517	$29,210	$(2,370)	$26,840
Alta Mesa	13,680	(228)	13,452	—	—	—
Equipment and other	13,171	(11,281)	1,890	13,107	(10,878)	2,229
Plant and equipment total	$56,061	$(17,202)	$38,859	$42,317	$(13,248)	$29,069
The following is a summary of mineral properties:

	September 30, 2016	December 31, 2015
Mineral properties
In-situ recovery ("ISR")
Uranerz ISR properties	$35,060	$36,096
In-situ recovery total	$35,060	$36,096
Conventional
Sheep Mountain	34,183	34,183
Roca Honda (a)	22,095	19,465
Other	1,287	1,287
Conventional total	57,565	54,935
Mineral properties total	$92,625	$91,031

a)
On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda project for consideration of $2.63 million and an additional $4.5 million in cash payable upon first commencement of commercial mineral extraction. The acquisition was accounted for as a purchase of assets as Roca Honda does not meet the definition of a business under ASC Topic 805, Business Combinations because Roca Honda does not currently have the resources, both inputs and processes, to apply to the Roca Honda property in order to extract uranium.

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2016	December 31, 2015
Asset retirement obligation, beginning of period	$8,573	$5,683
Revision of estimate	71	877
Acquired in asset acquisitions or business combinations	5,454	2,145
Accretion of liabilities	526	494
Settlements	(1,375)	(626)
Asset retirement obligation, end of period	$13,249	$8,573
Asset retirement obligation:
Current	$360	$1,000
Non-current	12,889	7,573
Asset retirement obligation, end of period	$13,249	$8,573
Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2015 – 2.0%). The total undiscounted decommissioning liability at September 30, 2016 is $41.54 million (December 31, 2015 - $32.30 million). Reclamation costs are expected to be incurred between 2016 and 2038 in the following manner: 2016 – 2020 - $5.19 million, 2021 – 2025 - $9.41 million, 2026 – 2030 - $2.69 million, 2031 – 2035 - $8.17 million, 2036 – 2038 - $16.08 million.
The following table summarizes the Company’s restricted cash:

	September 30, 2016	December 31, 2015
Restricted cash, beginning of period	$12,980	$16,148
Restricted cash from acquisitions	4,478	2,100
Refunds of collateral	—	(5,268)
Additional collateral posted	4,115	—
Restricted cash, end of period	$21,573	$12,980
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the State of Utah, the State of Wyoming, the applicable state regulatory agencies in Colorado and Arizona and the U.S. Bureau of Land Management for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 11 for a discussion of the Company’s surety bond commitments.

6.	LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	September 30, 2016	December 31, 2015
Current portion of loans and borrowings:
Convertible debentures (a)	$3,220	$—
Secured note (b)	—	250
Wyoming Industrial Development Revenue Bond loan (c)	3,179	3,291
Finance leases and other	—	41
Total current loans and borrowings	$6,399	$3,582
Long-term loans and borrowings:
Convertible debentures (a)	$12,881	$14,624
Secured note (b)	—	224
Wyoming Industrial Development Revenue Bond loan (c)	11,678	14,078
Finance leases and other	—	11
Total long-term loans and borrowings	$24,559	$28,937

(a)
On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Debentures”) at a price of Cdn$1,000 per Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Debentures are convertible into Common Shares at the option of the holder. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Debentures, on the date it is payable under the indenture: (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).

On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added to give the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
The Debentures accrue interest, payable semi-annually in arrears on June 30 and December 31 of each year at a fluctuating rate of not less than 8.5% and not more than 13.5%, indexed to the simple average spot price of uranium as reported on the UxC Weekly Indicator Price. The Debentures may be redeemed in whole or part, at par plus accrued interest and unpaid interest by the Company between June 30, 2019 and December 31, 2020 subject to certain terms and conditions, provided the volume weighted average trading price of the common shares of the Company on the Toronto Stock Exchange ("TSX") during the 20 consecutive trading days ending five days preceding the date on which the notice of redemption is given is not less than 125% of the conversion price.
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
In accordance with the revised terms approved on August 4, 2016, the Company has classified 20% of the principal amount of the debenture as a current liability. The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the nine months ended September 30, 2016 the Company recorded a loss on revaluation of convertible debentures of $0.67 million (September 30, 2015 – $0.87 million).

(b)
In February 2015 the Company issued a secured note in the amount of $0.45 million for a 50% interest in a joint venture with an effective interest rate of 7%. In February 2016 the Company amended the terms of the note to include a one-time payment of $0.05 million on February 13, 2016 and a payment of $0.45 million due on the date on which ore from the Wate Project is successfully processed through a mill into uranium concentrates.

(c)
The Company, upon its acquisition of Uranerz, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At September 30, 2016 the loan had an outstanding balance of $14.86 million of which the current portion of the note was $3.18 million.

7.	CAPITAL STOCK
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
Issued capital stock
The significant transactions relating to capital stock issued for the nine months ended September 30, 2016 are:

a)	In the nine months ended September 30, 2016, The Company issued 200,225 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $0.54 million.

b)
On March 14, 2016, the Company completed a public offering of 5,031,250 units at a price of $2.40 per unit for gross proceeds of $12.08 million. Each Unit consisted of one Common Share and one half of one Common Share purchase warrant, or a total of 5,031,250 Common Shares and 2,515,625 warrants. Each warrant is exercisable until March 14, 2019 and entitles the holder thereof to acquire one Common Share upon exercise at an exercise price of US$3.20 per share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $2.09 million of fair value for the 2,515,625 warrants issued in connection with the public offering in March 2016.

Risk-free rate	1.15%
Expected life	3.0 years
Expected volatility	106.0%*
Expected dividend yield	—%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

c)	On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda Joint Venture for share consideration of $2.68 million.

d)	On June 16, 2016 the Company issued 4,551,284 shares to acquire Alta Mesa with value of $11.38 million.

e)
On September 20, 2016, the Company completed a public offering of 8,337,500 units at a price of $1.80 per unit for gross proceeds of $13.79 million. Each Unit consisted of one Common Share and one half of one Common Share purchase warrant, or a total of 8,337,500 Shares and 4,168,750 Warrants. Each warrant is exercisable until September 20, 2021 and entitles the holder thereof to acquire one Share upon exercise at an exercise price of US$2.45 per share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $3.17 million of fair value for the 4,168,750 warrants issued in connection with the public offering in September 2016.

Risk-free rate	1.2%
Expected life	5.0 years
Expected volatility	145.2%*
Expected dividend yield	—%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.
Share Purchase Warrants
The Company has share purchase warrants denominated in Canadian dollars and US dollars.
The following table summarizes the Company’s share purchase warrants denominated in Cdn$:

Month Issued	Expiry Date	Exercise Price Cdn$	Warrants Outstanding
June 2012(1)	June 22, 2017	13.25	351,025
June 2013(1)	June 15, 2017	9.50	456,948

(1)	The expiration date for these warrants was extended by one year on March 24, 2016.
The following table summarizes the Company’s share purchase warrants denominated in USD. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants is Cdn$.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2016
June 2015	January 25, 2017	6.28	1,224,000	—
March 2016	March 14, 2019	3.20	2,515,625	737
September 2016	September 20, 2021	2.45	4,168,750	2,926
				$3,663
The US dollar based warrants are classified as Level 2 under the fair value hierarchy (Note 13).

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the less than $0.01 million of fair value for the 1,224,000 warrants at September 30, 2016.

Risk-free rate	0.29%
Expected life	0.3 years
Expected volatility	33.3%*
Expected dividend yield	—%
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.74 million of fair value for the 2,515,625 warrants at September 30, 2016.

Risk-free rate	0.88%
Expected life	2.5 years
Expected volatility	97.6%*
Expected dividend yield	—%

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $2.93 million of fair value for the 4,168,750 warrants at September 30, 2016.

Risk-free rate	1.14%
Expected life	5.0 years
Expected volatility	147.11%*
Expected dividend yield	—%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Loss attributable to shareholders	$(8,076)	$(5,344)	$(27,292)	$(10,607)
Basic and diluted weighted average number
of common shares outstanding	58,630,457	45,117,145	53,161,608	29,358,102
Loss per common share	$(0.14)	$(0.12)	$(0.51)	$(0.36)
For the three and nine months ended September 30, 2016, 10.90 million (2015 - 6.24 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At September 30, 2016, a total of 6,620,515 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.45 million options granted in the nine months ended September 30, 2016 (nine months ended September 30, 2015 – 2.17 million). At September 30, 2016, there were 2.18 million options outstanding with 1.94 million options exercisable, at a weighted average exercise price of $5.81 and $6.21, with a weighted average remaining contractual life of 3.72 years. The aggregate intrinsic value of the fully vested shares was $nil.
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2016 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.03% - 1.43%
Expected life	5.0 years
Expected volatility	64.7% -74.8%*
Expected dividend yield	—%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.22 - $1.23

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at September 30, 2016 and December 31, 2015, and the changes for the fiscal periods ending on those dates is presented below:

	Nine Months ended			Year ended
	September 30, 2016			December 31, 2015
	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, beginning of period	2.55 - 32.10	6.54	2,122,897	6.55 - 38.12	10.05	905,413
Transactions during the period:
Granted	2.12 - 2.22	2.13	449,540	2.55 - 18.55	6.02	2,176,330
Exercised	2.12	2.12	(8,369)	2.55 - 4.48	3.78	(48,802)
Forfeited	2.12 - 19.44	5.95	(272,528)	4.44 - 29.71	7.29	(574,486)
Expired	2.95 - 32.78	8.02	(106,562)	7.47 - 32.10	7.42	(335,558)
Balance, end of period	2.12 - 15.61	5.81	2,184,978	2.55 - 32.10	6.54	2,122,897
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the nine months ended September 30, 2016, the Company’s Board of Directors approved the issuance of 1.21 million RSUs under the Compensation Plan (2015 – 0.27 million).
A summary of the status and activity of non-vested stock options and RSUs at September 30, 2016 is as follows:

	Stock-option		RSU
	Number of shares	Weighted Average Grant- Date Fair Value	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2015	177,698	$3.44	272,866	$4.03
Granted	449,540	1.29	1,205,336	2.14
Vested	(357,634)	2.15	(138,608)	4.65
Forfeited	(28,045)	2.08	(9,125)	5.39
Non-vested September 30, 2016	241,559	$1.50	1,330,469	$2.37
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months and nine months ended September 30, 2016 was $nil (2015 – $nil) and $0.30 million (2015 – $nil), respectively.
At September 30, 2016, there was $0.14 million and $1.36 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

In the nine months ended September 30, 2016 the Company issued 8,369 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of less than $0.02 million. These options had an intrinsic value of less than $0.01 million.
The share-based compensation recorded during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Share-based compensation	$576	$22	$1,688	$810
Replacement of options from business combinations and asset acquisitions	—	—	—	3,683
Value of stock options granted	$576	$22	$1,688	$4,493

10.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Uranium concentrates	$8,687	$19,159	$33,664	$49,795
Alternate feed materials processing and other	15	—	40	669
Revenues	$8,702	$19,159	$33,704	$50,464
The components of other income (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income	$36	$21	$76	$60
Change in value of investments accounted at fair value	—	150	—	112
Change in value of warrant liabilities	1,178	712	1,879	712
Change in value of convertible debentures	323	18	(666)	(890)
Other	333	(63)	814	379
Other income (expense)	$1,870	$838	$2,103	$373

11.	COMMITMENTS AND CONTINGENCIES
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
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the United States Forest Service (“USFS”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. Briefing on the appeal on the merits is now complete, and a hearing is set for December 15, 2016. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $21.57 million posted against an undiscounted ARO of $41.54 million (September 2015 - $12.98 million posted against undiscounted asset retirement obligation of $31.85 million). One of the Company’s surety bond holders has requested additional collateral to be posted at the following intervals: $1.76 million to be funded by November 30, 2016, and $1.76 million to be funded by February 28, 2017.

12.	SEGMENT INFORMATION
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
The Company has two operating segments, the conventional uranium recovery segment (the “Conventional Uranium Segment”) and the in-situ uranium recovery segment (the “ISR Uranium Segment”).
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At September 30, 2016 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
The ISR Uranium Segment
The ISR Uranium Segment consists of an operating uranium recovery facility to recover concentrated uranium from wellfields of the Nichols Ranch Project located in Wyoming and a uranium recovery facility and wellfields maintained on standby as part of the Alta Mesa Project in Texas. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity of the Nichols Ranch Project and the Alta Mesa Project. The Nichols Ranch Project and surrounding assets were acquired as part of the Company’s 2015 acquisition of Uranerz Energy Corporation and the Alta Mesa Project was acquired in June of 2016.
The following tables set forth operating results by reportable segment for the three months ended September 30, 2016:

			Non-Operating
	Operating Segments		Segments
Three months ended September 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$8,702	$—	$—	8,702
Costs and expenses applicable to revenue	4,341	—	—	4,341
Impairment of inventories	—	1,379	—	1,379
Development, permitting and land holding	2,527	3,725	—	6,252
Standby costs	260	387	—	647
Abandonment of mineral properties	—	1,005	—	1,005
Accretion of asset retirement obligation	130	45	—	175
Selling costs	47	—	—	47
Intangible asset amortization	583	—	—	583
General and administration	—	437	3,378	3,815
Total operating income (loss)	814	(6,978)	(3,378)	(9,542)

Interest Expense	—	—	(573)	(573)
Other income	—	—	1,870	1,870
Net income (loss)	$814	$(6,978)	$(2,081)	$(8,245)
Attributable to shareholders	$814	$(6,809)	$(2,081)	$(8,076)
Non-controlling interests	—	(169)	—	(169)
Net income (loss) for the period	$814	$(6,978)	$(2,081)	$(8,245)

The following tables set forth operating results by reportable segment for the nine months ended September 30, 2016:

			Non-Operating
	Operating Segments		Segments
Nine months ended September 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$26,704	$7,000	$—	33,704
Costs and expenses applicable to revenue	16,484	4,099	—	20,583
Impairment of inventories	—	2,998	—	2,998
Development, permitting and land holding	7,806	9,332	—	17,138
Standby costs	3,791	387	—	4,178
Abandonment of mineral properties	—	1,036	—	1,036
Accretion of asset retirement obligation	389	137	—	526
Selling costs	216	—	—	216
Intangible asset amortization	802	2,219	—	3,021
General and administration	—	1,233	10,695	11,928
Total operating loss	(2,784)	(14,441)	(10,695)	(27,920)

Interest Expense	—	—	(1,734)	(1,734)
Other income	—	—	2,103	2,103
Net loss	$(2,784)	$(14,441)	$(10,326)	$(27,551)
Attributable to shareholders	$(2,784)	$(14,182)	$(10,326)	$(27,292)
Non-controlling interests	—	(259)	—	(259)
Net loss for the period	$(2,784)	$(14,441)	$(10,326)	$(27,551)

13.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at September 30, 2016. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As at September 30, 2016, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$1,071	$—	$—	$1,071
Warrant liabilities (Note 7)	—	(3,663)	—	(3,663)
Convertible debentures (Note 6)	(16,101)	—	—	(16,101)
	$(15,030)	$(3,663)	$—	$(18,693)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2016, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” Above.
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
Outlook
Uranium Market Update
According to price data from TradeTech LLC (“TradeTech”), uranium spot prices are down from $34.20 per pound on December 31, 2015 to $22.25 per pound on September 30, 2016, or 35% for the year-to-date. Weekly spot prices reported by TradeTech reached a low of $18.75 per pound on October 31, 2016, which was the lowest value observed by TradeTech since August 2004. TradeTech price data also indicate that long-term U3O8 prices, which began 2016 at $44.00 per pound, dropped to $35.00 per pound by October 31, 2016.
The drop in uranium prices is believed to be caused by continued weak demand by utilities and persistent over-supply. Most transactions on the spot market in 2016 have involved traders and intermediaries, though certain utilities have entered the market to opportunistically buy inexpensive material. The Company continues to believe the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction, excess inventories and insufficient production cut-backs. The oversupply situation is further exacerbated by reduced demand due to the continued delays in the restart of Japanese reactors, premature reactor closures in the US, and general weakness in the global economy and energy sector. However, since the beginning of the year, certain announcements have been made which may lessen some of the oversupply now burdening the market, including Cameco Corporation’s April 21, 2016 announcement that it is reducing production by approximately 4 million pounds per year in 2016, Paladin’s announcement that it is implementing a reduced mining plan at its Langer Heinrich mine in Namibia, and Kazakhstan’s statement at the World Nuclear Association Conference in London on September 15, 2016 that it does not expect to expand uranium production under current market conditions.

As a result of the expected global growth of nuclear energy, the Company continues to believe the long-term fundamentals of the uranium industry remain positive. The Company believes prices must rise to higher levels to support new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. As excess inventories are drawn down and as production from existing mines declines, the Company believes primary mine production will be required to meet demand over the long-term.
Despite current market uncertainty and recently falling prices, the Company continues to believe it has begun to see certain events which must occur for a market recovery to materialize, as previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015. Of note, China finalized its 13th Five-Year Plan, including a commitment to install 58 GW of nuclear capacity by 2020 (versus today’s 27 GW in installed capacity). In addition, China connected eight reactors to the grid in 2015 (World Nuclear News, January 4, 2016). According to the World Nuclear Association, five new units have commenced operations in China in 2016 and two more are expected to commence operations by year end. Japanese utilities are making slow progress in restarting their nuclear fleet. Three reactors have restarted (Sendai 1 and 2 and Ikata 3, though Sendai 1 was shut-down in early-October for inspections and maintenance), and two more units are approved to restart pending resolution of an injunction (Takahama 3 and 4). It is worth noting that 42 reactors in Japan are operable according to the World Nuclear Association, and, in addition to the five mentioned above, 24 have applied for approvals to restart. And, the Company expects to see additional utilities come to the market later in the final quarter of 2016 to take advantage of current low prices through spot and mid-term purchases. However, these positive developments have not yet been sufficient to offset the downward pressure currently being observed in uranium markets.
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
Operations and Sales Outlook
With the June 2016 acquisition of Alta Mesa, which includes the Alta Mesa ISR Project, and the June 2015 acquisition of Uranerz, which includes the Nichols Ranch ISR Project, Energy Fuels has increased its flexibility to adjust its uranium production levels to respond to market conditions and to meet the requirements of its existing sales contracts. This allows the Company to fulfill its existing commitments and commit to new spot and term sales that will be sourced from uranium recovered from the Company’s facilities.
The Company plans to extract and/or recover uranium from the following sources in the remainder of 2016 and in 2017 (each of which is more fully described below):

1)	Nichols Ranch ISR Project;
2)	Alternate feed materials;
3)	Remaining Pinenut Project material available for milling; and
4)	Pond Returns at the White Mesa Mill.
Our planned operations are expected to produce finished uranium in excess of our existing requirements under our sales contracts.
In response to continued uranium price weakness and market uncertainty and, until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further development of its Nichols Ranch project beyond its ninth header house and keep the Alta Mesa Project on care and maintenance. The Company is also seeking new sources of revenue, including new sources of alternate feed materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions.
The Company will complete its evaluation of the Canyon Project as discussed below.
In addition, the Company is continuing to manage its activities and assets conservatively, maintaining its substantial uranium resource base and its ISR and conventional uranium extraction and recovery capabilities.
The Company will continue to evaluate additional acquisition opportunities that may arise.
Extraction and Recovery Activities - Overview

The Company has recovered approximately 630,000 pounds of U3O8 during the nine months ended September 30, 2016 and expects to recover approximately 405,000 pounds of U3O8 for the final three months of the year, as further described below. Additionally, the Company expects to produce 800,000 pounds in the year ending December 31, 2017.
The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in its existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at conservative levels until such time as market conditions improve sufficiently.
Extraction and Recovery - ISR Uranium Segment
We have extracted and recovered approximately 265,000 pounds of U3O8 from our Nichols Ranch Project for the nine months ended September 30, 2016 and expect to extract and recover approximately 70,000 pounds of U3O8 from our ISR segment for the final three months of the year. Additionally, the Company expects to produce 350,000 pounds in the year ending December 31, 2017 from Nichols Ranch.
In February 2016, the Company completed construction of the elution circuit and began the elution process at the Nichols Ranch Plant. Yellowcake slurry from this circuit is being shipped to our White Mesa Mill for final yellowcake drying, packaging, and shipment to a conversion facility.
At September 30, 2016, the Nichols Ranch wellfields had eight header houses extracting uranium. The Company plans to complete a ninth header house by the end of 2016. However, until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer development of the tenth header house at its Nichols Ranch project and to keep the Alta Mesa Project on care and maintenance.
Permitting of the Jane Dough Property, which is adjacent to Nichols Ranch, is continuing and is expected to be completed in advance of our need to begin wellfield construction. Also, the Hank Project is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Extraction and Recovery - Conventional Uranium Segment
The White Mesa Mill has recovered approximately 365,000 pounds of U3O8 during the nine months ended September 30, 2016 primarily from alternate feed materials and milling of previously mined ore from the Pinenut Mine. The Company expects to complete milling the previously mined ore from the Pinenut Mine and certain alternate feed sources during the final three months of the year, producing an additional 335,000 pounds of U3O8 by year-end.

The Company expects to recover approximately 450,000 pounds of U3O8 during the year ending December 31, 2017 at the White Mesa Mill, including approximately 300,000 pounds of U3O8 from dissolved uranium not recovered from previous processing in the mill tailings management system (“Pond Return”) and approximately 150,000 pounds of U3O8 from alternate feed sources. In addition, during 2017, the Company expects to earn a fee for processing additional quantities of alternate feed material at the White Mesa Mill, returning all finished uranium product to the generator of the feed material. The processing fee earned by the Company is expected to cover the Company's processing cost and provide the Company with a reasonable margin.
The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Once the recovery activities discussed above are concluded (expected to be in the second half of 2017), the Company expects to place uranium recovery activities at the Mill on standby until additional mill feed becomes available. The Mill will continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign will be subject to receipt of sufficient mill feed that would allow the Company to operate the Mill on a profitable basis and/or recover a portion of its standby costs.
Evaluation, permitting and standby activities - Conventional Uranium Segment
The Company is continuing shaft sinking activities at the Canyon Project, along with underground drilling to further evaluate the deposit. Through evaluation activities completed to date, the Company has identified zones of high-grade uranium and copper mineralization within the deposit. The best uranium intercepts include 8.5-feet of mineralization with an average grade of 6.88% eU3O8, 48.0-feet of mineralization with an average grade of 1.02% eU3O8, and 35-feet of mineralization with an average grade of 1.39% eU3O8. Five core holes with a total intercept length of 313-feet have averaged 8.75% Cu, with one intercept hitting 5-feet of 31.69% Cu. In addition, analytical results demonstrate the existence of silver, zinc, and other minerals in the deposit. The Company is evaluating the potential for recovering copper and other minerals at its White Mesa Mill as value-added byproducts along with the recovery of uranium. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions and available financing.

The Company is selectively advancing certain permits at other of the Company’s major conventional uranium projects. The Company plans to continue the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, maintain required permits at the Company’s conventional standby projects including the La Sal Project, and the

Daneros Project and complete certain other well-advanced permits on the Sheep Mountain Project in Wyoming, the Daneros Project expansion, and the La Sal Project expansion. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts.
Other
The Company is continuing to pursue significant cost cutting initiatives, including a reduction in scope of certain development initiatives, the sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.  In addition, at its meeting on November 3, 2016, the Board of Directors decided to reduce their total compensation by 20% and receive one-third of their compensation in cash and two-thirds in restricted share units, thereby resulting in a 33% total reduction in cash compensation.
Sales
During the nine months ended September 30, 2016, the Company has completed sales under its existing contracts of 550,000 pounds of U3O8. The Company also sold 50,000 pounds of U3O8 to a utility based on spot prices at the time of the contract.

The Company is expecting to complete additional sales of 550,000 pounds of U3O8 during the three months ending December 31, 2016. We had previously forecasted total sales for the year ending December 31, 2016 of 800,000 pounds of U3O8. The additional 350,000 pounds of sales are expected to result from moving 300,000 pounds of deliveries under one of our contracts from the year ending December 31, 2017 to the three months ending December 31, 2016 (representing the final delivery under this contract). In consideration for moving these contract deliveries, the Company provided the customer with a small discount, which will be satisfied by the Company delivering additional uranium to this customer priced at the published October 2016 month-end spot uranium price. The Company also contracted to sell 200,000 pounds of U3O8 on December 1, 2016 and 200,000 pounds in each of the years ending December 31, 2017 and 2018, with each delivery being priced based on the average spot price per pound of uranium for the five weeks prior to the date of delivery. The Company expects to complete these sales from U3O8 already in inventory or expected to be recovered from its planned activities discussed above.

The Company is currently monitoring market conditions for additional sales opportunities. Selective additional spot sales may be made as necessary to generate cash for operations and development activities.

In 2017, the Company expects to complete deliveries of 520,000 pounds of U3O8 under four contracts, including 320,000 pounds under three long-term contracts and 200,000 pounds under the spot contract discussed above. Of these deliveries, 120,000 pounds represent the final deliveries under one of these contracts. The 2017 deliveries under our contracts are 100,000 pounds lower than previous guidance, as we accelerated the delivery of 300,000 pounds from 2017 to the three months ending December 31, 2016 and added 200,000 pounds of sales under the spot contract, all as discussed above. Selective additional spot sales may be made as necessary to generate cash for operations and development activities.

The Company also continues to pursue new sources of revenue, including expansion of its alternate feed business.
Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$8,702	$19,159	$33,704	$50,464
Costs and expenses applicable to revenue	4,341	11,786	20,583	29,012
Impairment of inventories	1,379	—	2,998	—
Gross Profit	2,982	7,373	10,123	21,452

Other operating costs and expenses
Development, permitting and land holding	6,252	3,934	17,138	4,636
Standby costs	647	1,015	4,178	4,335
Abandonment of mineral properties	1,005	—	1,036	—
Impairment of assets held for sale	—	2,000	—	2,000
Accretion of asset retirement obligation	175	143	526	350
Total other operating costs and expenses	8,079	7,092	22,878	11,321

Selling, general & administration
Selling costs	47	40	216	199
Intangible asset amortization	583	1,772	3,021	3,572
General and administration	3,815	3,887	11,928	9,223
Costs directly attributable to acquisitions	—	190	—	6,777
Total selling, general & administration	4,445	5,889	15,165	19,771

Total Operating Loss	(9,542)	(5,608)	(27,920)	(9,640)
Interest expense	(573)	(625)	(1,734)	(1,391)
Other (expense) income	1,870	838	2,103	373
Net loss	$(8,245)	$(5,395)	$(27,551)	$(10,658)

Basic and diluted loss per share	$(0.14)	$(0.12)	$(0.51)	$(0.36)
For the three months ended September 30, 2016 the Company recorded a net loss of $8.25 million or $0.14 per share compared with a loss of $5.40 million or $0.12 per share for the three months ended September 30, 2015. For the nine months ended September 30, 2016 the Company recorded a net loss of $27.55 million or $0.51 per share compared with a loss of $10.66 million or $0.36 per share for the nine months ended September 30, 2015.
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, and selective spot sales, which can vary from quarter to quarter.
Revenues for the three months ended September 30, 2016 totaled $8.70 million, of which $8.69 million were sales related to the conventional segment, of 150,000 pounds of U3O8, pursuant to term contracts at an average price of $58.00 per pound.
Revenues for the three months ended September 30, 2015 totaled $19.16 million, of which $19.16 million were sales of 341,667 pounds of U3O8. The 341,667 pounds of U3O8 included the sale of 266,667 pounds of U3O8 pursuant to term contracts at an average price of $57.34 per pound and the sale of 75,000 pounds of U3O8 pursuant to term contracts at an average price of $52.00 per pound. For the three months ended September 30, 2015 sales related to the Conventional Uranium Segment were $15.26 million while sales related to the ISR segment were $3.90 million.
Revenues for the nine months ended September 30, 2016 totaled $33.70 million, of which $33.66 million were sales of 600,000 pounds of U3O8. The 600,000 pounds of U3O8 included the sale of 450,000 pounds of U3O8 pursuant to term contracts at an average price of $55.43 per pound, the sale of 100,000 pounds of U3O8 pursuant to term contracts at an average price of $70.00 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $34.40 per pound. For the nine months ended September 30, 2016 sales related to the Conventional Uranium Segment were $26.70 million while sales related to the ISR segment were $7.00 million.

Revenues for the nine months ended September 30, 2015 totaled $50.46 million, of which $49.80 million were sales of 875,000 pounds of U3O8. The 875,000 pounds of U3O8 included the sale of 875,000 pounds of U3O8 pursuant to term contracts at an average price of $56.94 per pound. For the nine months ended September 30, 2015 sales related to the Conventional Uranium Segment were $46.56 million while sales related to the ISR segment were $3.90 million.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2016, the Company recovered 90,000 pounds of U3O8 from its ISR Uranium Segment and 260,000 pounds of U3O8 from the Company’s conventional operations including 195,000 pounds from conventional ore and 65,000 pounds from alternate feed materials. In the three months ended September 30, 2015, the Company recovered 75,000 pounds of U3O8 from its ISR Uranium Segment and 100,000 pounds of U3O8 from the Company’s conventional operations all from alternate feed materials.
Costs and expenses applicable to revenue for the three months ended September 30, 2016 totaled $4.34 million, compared with $11.79 million for the three months ended September 30, 2015. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $28.93 per pound and $34.51 per pound for the three months ended September 30, 2016 and 2015, respectively. Additionally, the Company recorded an impairment loss of $1.38 million in profit and loss related to concentrates and work in progress inventories in the ISR segment during the three months ended September 30, 2016.
In the nine months ended September 30, 2016, the Company recovered 265,000 pounds of U3O8 from its ISR Uranium Segment and 365,000 pounds of U3O8 from the Company’s conventional operations including 195,000 pounds from conventional ore and 170,000 pounds from alternate feed materials. In the nine months ended September 30, 2015, the Company recovered 85,000 pounds of U3O8 from its ISR Uranium Segment and approximately 300,000 pounds of U3O8, of which 210,000 pounds were from alternate feed materials and other processing and 30,000 pounds were from conventional ore, and 60,000 pounds of U3O8 were processed under a tolling arrangement for the account of a third party.
Costs and expenses applicable to revenue for the nine months ended September 30, 2016 totaled $20.58 million, compared with $29.01 million for the nine months ended September 30, 2015. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $34.30 per pound and $33.15 per pound for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company recorded an impairment loss of $3.00 million in profit and loss related to concentrates and work in progress inventories in the ISR segment during the nine months ended September 30, 2016.
Other operating costs and expenses
Development, permitting and land holding
For the three months ended September 30, 2016, the Company spent $6.25 million for development, permitting, and land holding primarily related to wellfield construction at Nichols Ranch and shaft sinking at the Canyon Project. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. For the three months ended September 30, 2015, we spent $3.93 million primarily on permitting and land holding for our conventional assets.
For the nine months ended September 30, 2016, the Company spent $17.14 million for development, permitting, and land holding primarily related to wellfield construction and completion of the elution circuit at the Nichols Ranch Project, shaft sinking at the Canyon Project and for the replacement of five leach tanks at the White Mesa Mill in preparation for the milling campaign. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. For the nine months ended September 30, 2015, we spent $4.64 million primarily on permitting and land holding for our conventional assets.
Standby expense
The Company’s La Sal and Daneros Projects were placed on standby in the last quarter of calendar year 2012 as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2015, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.

For the three months ended September 30, 2016, standby costs totaled $0.65 million compared with $1.02 million in 2015. The decrease is primarily related to decreased standby costs at the White Mesa Mill as it was operating a conventional ore campaign during the quarter.
For the nine months ended September 30, 2016, standby costs totaled $4.18 million compared with $4.34 million in 2015. The standby costs remained approximately the same for each period.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended September 30, 2016 to $0.18 million compared with $0.14 million in 2015. This is primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.
Accretion related to the asset retirement obligation for the Company’s properties increased for the nine months ended September 30, 2016 to $0.53 million compared with the $0.35 million in 2015. This is primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.
General and Administrative
General and administrative expense includes costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses remained approximately the same for each period and totaled $3.82 million for the three months ended September 30, 2016 compared to $3.89 million for the three months ended September 30, 2015.
General and administrative expenses totaled $11.93 million for the nine months ended September 30, 2016 compared to $9.22 million for the nine months ended September 30, 2015. This increase is due to additional general and administrative expenses related to the acquired ISR uranium segment which was completed in June 2015.
Intangible asset amortization
Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended September 30, 2016 intangible asset amortization totaled $0.58 million compared with $1.77 million for the three months ended September 30, 2015. This decrease was due to a decrease in contracted sales from 341,667 pounds in 2015 to 150,000 pounds in 2016 as discussed above, causing less contract amortization to be recorded.
During the nine months ended September 30, 2016 intangible asset amortization totaled $3.02 million compared with $3.57 million for the nine months ended September 30, 2015. This decrease was due to a decrease in contracted sales from 875,000 pounds in 2015 to 550,000 pounds in 2016 as discussed above, causing less contract amortization to be recorded.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended September 30, 2016 was $0.57 million compared with $0.63 million in the prior year.
Interest expense for the nine months ended September 30, 2016 was $1.73 million compared with $1.39 million in the prior year. The increase is primarily due to interest on the $18.81 million in debt assumed from the June 2015 Uranerz acquisition.
Other income and expense
For the three months ended September 30, 2016, other income and expense totaled $1.87 million of income. These amounts primarily consist of a gain on warrant liabilities of $1.18 million, gains in miscellaneous items of $0.33 million, a gain on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.32 million and interest income of $0.04 million.
For the three months ended September 30, 2015, other income and expense totaled $0.84 million of income. These amounts primarily consist of a gain on warrant liabilities of $0.71 million, a gain on the change in the mark-to-market values of the Debentures of $0.02 million, a gain on the change in value of investments at fair value of $0.15 million and interest income of $0.02 million partially offset by a loss in miscellaneous items of $0.06 million
For the nine months ended September 30, 2016, other income and expense totaled $2.10 million of income. These amounts primarily consist of a gain on warrant liabilities of $1.88 million, gains in miscellaneous items of $0.81 million and interest income of $0.08 million. partially offset by a loss on the change in the mark-to-market values of the Debentures of $0.67 million.

For the nine months ended September 30, 2015, other income and expense totaled $0.37 million of income. These amounts primarily consist of a gain on warrant liabilities of $0.71 million, gains in miscellaneous items of $0.38 million, a gain on the change in value of investments at fair value of $0.11 million and interest income of $0.06 million. partially offset by a loss on the change in the mark-to-market values of the Debentures of $0.89 million.
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
Additionally, on June 16, 2016, the Company completed the acquisition of Alta Mesa through the issuance of 4.55 million shares. The total transaction costs incurred through June 30, 2016 by the Company were $1.29 million, which were capitalized as part of the purchase consideration.
Cash proceeds received for shares and warrants
In the nine months ended September 30, 2016, the Company issued 0.20 million shares for net proceeds of $0.53 million under the Company’s ATM Offering.
On March 14, 2016 an equity offering of 5.03 million units (each unit consisting of one common share and one half of one common share purchase warrant) was closed for net proceeds of $10.98 million after commissions and estimated expenses of the offering.
Additionally, on September 20, 2016 an equity offering of 8,337,500 units (each unit consisting of one common share and one half of one common share purchase warrant) was closed for net proceeds of $13.79 million after commissions and estimated expenses of the offering.
Working capital at September 30, 2016 and future requirements for funds
At September 30, 2016, the Company had working capital of $30.64 million, including $17.53 million in cash and cash equivalents and approximately 570,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its base business plan beyond Q3 2017.
The Company is actively focused on its forward looking liquidity needs, especially in light of the current depressed uranium markets.  The Company is evaluating its ongoing fixed cost structure as well as decisions related to project retention, advancement and development.  If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations.  Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long term business needs require.
The Company manages liquidity risk through the management of its capital structure.
Additional Collateral to be Deposited as Collateral for Surety Bonds
During the three months ended June 30, 2016, one of the Company’s surety bond providers requested additional collateral to support surety bonds held in favor of our White Mesa Mill totaling $5.28 million to be deposited $1.76 million by July 31, 2016 (which was deposited on July 29, 2016), $1.76 million by November 30, 2016 and $1.76 million by February 28, 2017.
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
Cash and cash flow
Nine months ended September 30, 2016
Cash and cash equivalents were $17.53 million at September 30, 2016, compared to $12.97 million at December 31, 2015. The increase of $4.56 million was due primarily to cash provided by financing activities of $22.96 million partially offset by cash used by investing activities of $4.52 million and cash used in operations of $13.97 million and gain on foreign exchange on cash held in foreign currencies of $0.10 million.
Net cash provided by financing activities totaled $22.96 million consisting primarily of $25.29 million proceeds from the issuance of stock in the March 2016 and September 2016 public offerings and the ATM Offering partially offset by $2.39 million to repay loans and borrowings.
Net cash used by investing activities was $4.52 million, which was primarily related to expenditures for the Alta Mesa acquisition net of cash acquired of $1.29 million and cash expenditures related to additional cash deposited with regulatory agencies of $4.12 million and related reclamation costs offset by cash received from the sale of mineral properties held for sale of $0.85 million.
Net cash used in operating activities of $13.97 million is comprised of the net loss of $27.55 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.65 million of depreciation and amortization of property, plant and equipment, $3.00 million impairment on inventory, a $4.42 million decrease in inventories, $2.22 million decrease in trade and other receivables offset by a $1.06 million decrease in accounts payable and accrued liabilities and a $1.82 million miscellaneous non-cash income.
Nine months ended September 30, 2015
Cash and cash equivalents were $17.74 million at September 30, 2015, compared to $10.41 million at December 31, 2014. The increase of $7.47 million was due primarily to cash from operations of $4.78 million and cash from investing activities of $3.11 million partially offset by cash from financing activities of $0.41 million and loss on foreign exchange on cash held of $0.14 million.
Net cash used in investing activities was $3.11 million, which was primarily related to the release of cash deposited with regulatory agencies of $5.27 million, the $2.46 million cash acquired in the acquisition of Uranerz offset by expenditures for property, plant and equipment of $4.62 million.
Net cash from financing activities was $0.41 million, which primarily consisted of payments on loans and borrowings of $0.78 million partially offset with $0.18 million of proceeds from the issue of shares for options and warrant exercised.
Net cash from operating activities of $4.78 million is comprised of the net loss of $10.66 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.65 million of depreciation and amortization of property, plant and equipment, $2.98 million miscellaneous non-cash expenses primarily related to the Uranerz acquisition completed in 2015, $3.57 million decrease in inventories, offset by a $0.11 million increase in trade and other receivables.
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
For mining and recovery assets actively extracting and recovering uranium as well as those assets that we expect to extract uranium from, we value the assets based on the income approach. As we have not acquired proven or probable reserves, as defined by SEC Industry Guide 7, in our business combinations, the value ascribed to these assets is based on our estimates of value beyond proven and probable reserves. The value is calculated based, in part, on technical reports prepared under NI 43-101. Our estimates of extraction and recovery activities and related timing of extraction and recovery as well as the costs involved are demonstrated by at least a preliminary economic assessment. We then adjust the results of the technical reports to include the effects of anticipated fluctuations in the future market price of uranium consistent with what we believe to be the expectations of other market participants as well as any expected operational or cost changes that we expect in the future operations of these mining assets. These cash flow estimates include the estimated cash outflows to develop, extract and recover the estimated saleable U3O8 from these operations.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. Our four long-term supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. Additionally final deliveries under one of the contracts will be completed in the quarter ending December 31, 2016 and one other contract in 2017. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining four-year life, removing variability. The Company is exposed to an interest rate risk associated with its convertible debentures (the “Debentures”), which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 price levels.

UxC U3O8 Weekly Indicator Price	Annual Interest Rate
Up to $54.99	8.5%
$55.00–$59.99	9%
$60.00–$64.99	9.5%
$65.00–$69.99	10%
$70.00–$74.99	10.5%
$75.00–$79.99	11%
$80.00–$84.99	11.5%
$85.00–$89.99	12%
$90.00–$94.99	12.5%
$95.00–$99.99	13%
$100 and above	13.5%
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2016 ($000):

Cash and cash equivalents	$1,354
Accounts payable and accrued liabilities	(704)
Loans and borrowings	(16,101)
Total	$(15,451)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at September 30, 2016 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(203)
	-1% change in U.S.
Weakening net earnings	dollar	$203
Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at September 30, 2016, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report, which is incorporated by reference into this Item 4.
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
4.1
The Amended and Restated Convertible Debenture Indenture dated August 4, 2016 between Energy Fuels Inc., BNY Trust Company of Canada and the Bank of New York Mellon providing for the issuance of debentures (6)

4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (7)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (8)
4.4	Promissory Note dated November 26, 2013 (9)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (10)

4.6	Shareholder Rights Plan (11)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (12)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (13)
4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (14)
10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (15)
10.2	Energy Fuels Omnibus Compensation Plan (16)
10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (17)
10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors (18)
10.5	Amended and Restated Employment Agreement among Energy Fuels Inc., Energy Fuels Resources (USA) Inc., and Stephen P. Antony dated August 4, 2016 (19)
10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund dated March 11, 2016 (20)
10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson dated March 11, 2016 (21)
10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts dated March 11, 2016 (22)
10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang dated March 11, 2016 (23)
10.11	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers dated April 14, 2016 (24)
21.1	Subsidiaries of the Registrant (25)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.

(2)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.

(3)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(4)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(5)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(6)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.

(7)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(8)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(9)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(10)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(11)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.

(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.

(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.

(15)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.

(16)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.

(17)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.

(18)	Incorporated by reference to Exhibit 10.4 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(19)	Incorporated by reference to Exhibit 10.5 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.

(20)	Incorporated by reference to Exhibit 10.6 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(21)	Incorporated by reference to Exhibit 10.7 of Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(22)	Incorporated by reference to Exhibit 10.8 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(23)	Incorporated by reference to Exhibit 10.9 of Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(24)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 6, 2016.

(25)	Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form T-3 filed with the SEC on July 11, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: November 3, 2016	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: November 3, 2016	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer