Form 10-K
period 2016-12-31
ENERGY FUELS INC
filed 2017-03-10
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number: 001-36204
ENERGY FUELS INC.
(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1067994
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)
(303) 389-4130
(Registrant’s Telephone Number, including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE MKT; TSX
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
Yes [   ]        No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,602,287
The number of common shares of the Registrant outstanding as of March 8, 2017 was 70,052,022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ENERGY FUELS INC.
FORM 10-K
For the Year Ended December 31, 2016

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
Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made. Energy Fuels believes that the expectations reflected in these forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct, and such forward-looking statements included in, or incorporated by reference into, this Annual Report should not be unduly relied upon. This information speaks only as of the date of this Annual Report.
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

•	uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in-situ uranium recovery operations;

•	geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;

•	risks associated with labor costs, labor disturbances, and unavailability of skilled labor;

•	risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company’s production processes;

•
risks associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company's insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium and vanadium price levels;

•	fluctuations in the market prices of uranium and vanadium, which are cyclical and subject to substantial price fluctuations;

•	failure to obtain suitable uranium sales terms, including spot and term sale contracts;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•	uranium industry competition and international trade restrictions;

•	risks related to higher than expected costs related to our Nichols Ranch Project and Canyon Project;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE MKT and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings: Item 1. Description of the Business; Item 1A. Risk Factors; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.
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

•
Qualified Person[8]: A “qualified person” is an individual who: (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a non-Canadian jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in his or her profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable confidential peer evaluation of the individual’s character, professional judgment, experience, and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

SEC Industry Guide 7 Definitions:

•	Exploration Stage: Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

•	Development Stage: Includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not yet in the production stage.

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
GLOSSARY OF TECHNICAL TERMS
The following defined technical terms are used in this Annual Report:

•	Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained materials.

•
Cut-off or cut-off grade: When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined economically. When determining mineral resources, the lowest grade of mineralized material included in the resources estimate.

•	eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.

•	EA: Environmental Assessment prepared under NEPA for a mineral project.

•	EIS: Environmental Impact Statement prepared under NEPA for a mineral project.

•
Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.

•	Formation: A distinct layer of sedimentary or volcanic rock of similar composition.

•	Grade: Quantity or percentage of metal per unit weight of host rock.

•	Host Rock: The rock containing a mineral or an ore body.

______________________________________
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

•	Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

•	Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.

•
Mineralized material: Material that contains mineralization (i.e., uranium or vanadium) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

•	National Instrument 43-101 (“NI 43-101”): The National Instrument regarding standards of disclosure for mineral projects in Canada.

•	NEPA: The United States National Environmental Policy Act of 1969, as amended.

•	Open pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

•
Ore: Mineral bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. Under SEC Industry Guide 7, a company may only refer to reserves (as that term is defined in SEC Industry Guide 7) as “ore.”

•	Ore body: A mostly solid and fairly continuous mass of in-ground mineralization that is estimated to be economically mineable.

•	Outcrop: That part of a geologic formation or structure that appears at the surface of the Earth.

•
PEA: A Preliminary Economic Assessment performed under NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

•	PO: Plan of Operations for a mineral project prepared in accordance with applicable U.S. Bureau of Land Management or U.S. Forest Service regulations.

•
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

•	RoD or Record of Decision: The final approval issued by the United States Bureau of Land Management or United States Forest Service for a PO.

•	SEC Industry Guide 7: U.S. reporting guidelines that apply to registrants engaged, or to be engaged, in significant mining operations.

•
Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” and the primary component of “yellowcake”, and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

•
Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

•	V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “blackflake.”

•	Yellowcake: Another name for Uranium Concentrate.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
Energy Fuels Inc. was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding common shares on the basis of one post-consolidation common share for every 50 pre-consolidation Common Shares.
The registered and head office of Energy Fuels is located at 82 Richmond Street East; Suite 308 Toronto, Ontario, M5C 1P1, Canada. Energy Fuels conducts its business and owns its assets in the United States through its U.S. subsidiaries, which have their principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA. Energy Fuels’ website address is www.energyfuels.com.
Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and is a reporting issuer in all of the Canadian provinces. Energy Fuels’ common shares (the “Common Shares”) are listed on the NYSE MKT under the symbol “UUUU” and on the Toronto Stock Exchange (the “TSX”) under the symbol “EFR”. In addition, Energy Fuels’ Cdn $22 million aggregate amount of convertible debentures are listed on the TSX under the symbol “EFR.DB”. Certain warrants issued by the Company are listed on the TSX under the symbol "EFR.WT" and on the NYSE MKT under the symbol "UUUU-WT." Options on Energy Fuels’ common shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. KCG Americas LLC is the Company’s Market Maker on the NYSE MKT.
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
In addition, the Company holds 9,439,857 shares of Virginia Energy Resources Inc. (TSX.V:VUI; OTCQX:VEGYF) representing an approximate 16.5% equity interest in that company, and 14,250,000 common shares of enCore Energy Corp (TSX.V:UE) representing an approximate 19.8% equity interest in that company.
Business Overview
Energy Fuels is engaged in conventional and in situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is one of the newest uranium recovery facilities operating in the United States, and the Alta Mesa Project in Texas (the "Alta Mesa Project"), which is an ISR production center currently on care and maintenance. In addition, Energy Fuels owns the White Mesa Mill in Utah (the “White Mesa Mill” or “Mill”), which is the only conventional uranium recovery facility operating in the United States. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects on standby. The White Mesa Mill can also recover vanadium as a co-product of mineralized material produced from certain of its projects in Colorado and Utah. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.
The Company’s activities are divided into two segments: the “ISR Uranium Segment” and the “Conventional Uranium Segment.”

ISR Uranium Segment
The Company conducts its ISR activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”), and its Alta Mesa Project in south Texas, which it acquired in June 2016 through its acquisition of Mesteña Uranium, LLC (“Mesteña”), which is now named EFR Alta Mesa LLC ("EFR Alta Mesa").
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
Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. During 2016, a total of 335,000 pounds of U3O8 were recovered from the Nichols Ranch Project.
The Alta Mesa Project is a fully licensed, permitted and constructed ISR processing facility that has an operating capacity of 1.5 million pounds of uranium per year and comprises 195,501 contiguous acres of land. The Alta Mesa Project is currently on standby and ready to resume production as market conditions warrant; Alta Mesa can reach commercial production levels with limited required capital within six months of a production decision. See “The Alta Mesa Project” under Item 2 below.
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
The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, and market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby, from time-to-time, in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of  U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 and Pinenut Projects in Arizona; and alternate feed materials. During 2015, the Mill recovered a total of 296,000 lbs. of U3O8, of which 25,000 pounds were recovered from conventional materials and the remainder from processing alternate feed materials (including 72,000 pounds for the account of a third party). During 2016, the Mill recovered a total of 680,000 lbs. of U3O8, of which 432,816 pounds were recovered from conventional materials from the Company's Pinenut Project and 248,492 pounds from processing alternate feed materials.
The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted, and reclamation activities have commenced. The Company continues to receive and process alternate feed materials at the White Mesa Mill. At the Company’s permitted Canyon Project, shaft-sinking activities and an underground drilling program are taking place and are expected to be completed in the first quarter of 2017. The timing to extract and process mineralized material from the Canyon Project will be based on the evaluation of this underground drilling program, along with market conditions, available financing, and sales requirements. All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third party conventional properties are active at this time.
The Company also owns the Sheep Mountain Project (the “Sheep Mountain Project”), which is a conventional uranium extraction project located in Wyoming. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of permitted open pit and underground extraction components (the “Sheep Mountain Extraction Operation”) and a planned processing facility to process extracted mineralized material (the “Sheep Mountain Processing Operation”), which has not yet been permitted.
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

•
the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including permitted open pit and underground components held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “The Sheep Mountain Project” under Item 2 below;

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

Mineral Exploration
Energy Fuels holds a number of exploration properties in the Colorado Plateau, White Canyon, Grants, Arizona Strip, and Powder River Basin Districts. Energy Fuels has conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No surface exploration drilling was performed in 2014, 2015 or 2016. See “Non-Material Mineral Properties” under Item 2 below.
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

•
In October 2013, the Company acquired all of the outstanding shares of Strathmore Minerals Corp. Under that transaction, the Company acquired a 60% interest in the Roca Honda Project as well as the Company’s 100% interests in other properties and assets, some of which have since been sold. The Roca Honda Project was formerly held in a joint venture until the Company acquired full ownership of the project in May, 2016 when it purchased Sumitomo Corporation's 40% interest in the project. (see “The Roca Honda Project – History” under Item 2 below). The Roca Honda Project and the remaining assets acquired in October 2013 are held in the Company’s subsidiary, Strathmore Resources (US), Ltd.

•
In two transactions in 2014, the Company sold its interest in the Pinon Ridge uranium/vanadium mill project, which is located in western Colorado, that the Company had previously planned to develop, along with a number of non-core uranium properties;

•
In June 2015, the Company acquired all of the outstanding shares of Uranerz. Under that transaction, the Company acquired the Nichols Ranch Project, the Hank Project, the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, the Company’s interest in the Arkose Mining Venture, uranium sales contracts, and other assets, as well as the shares of Uranerz, which holds those assets;

•	In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project through the acquisition of Wate Mining Company LLC; and

•	In June 2016, the Company acquired EFR Alta Mesa and its primary asset, the Alta Mesa Project (see “2016 Corporate Developments” below).
2016 Corporate Developments
On January 27, 2016, the Company appointed Hyung Mun Bae as a director to fill the vacancy left by the resignation of Joo Soo Park, who resigned as a director on January 20, 2016. Mr. Bae was the representative of Korea Electric Power Corporation (“KEPCO”) on the Company’s board of directors.
On March 7, 2016, the Company announced that it had entered into a definitive agreement (the “Alta Mesa Purchase Agreement”) to acquire Mesteña Uranium, LLC (now named “EFR Alta Mesa LLC”) (the “Alta Mesa Acquisition”), which owns the Alta Mesa Project, located in South Texas. The Alta Mesa Acquisition closed on June 17, 2016 when the Company issued 4,551,284 Common Shares to the former owners of Alta Mesa. The Company assumed the existing $11.0 million reclamation obligation for the project, but acquired the existing cash collateral backing the reclamation obligation in the amount of approximately $4.4 million.

On March 14, 2016, the Company closed a public offering of units made pursuant to an underwriting agreement dated March 9, 2016 between the Company and a syndicate of underwriters led by Cantor Fitzgerald Canada Corporation, as sole bookrunner, along with Haywood Securities Inc., Roth Capital Partners, LLC, Dundee Securities Ltd., Raymond James Ltd., and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. Pursuant to the offering, the Company sold an aggregate of 5,031,250 Units (which includes 656,250 Units that were issued upon the exercise, in full, of the over-allotment option that was granted to the underwriters) at a price of $2.40 per Unit for gross proceeds of $12.075 million.  Each unit consisted of one common share and one half of one common share purchase warrant for a total of 5,031,250 common shares and 2,515,625 warrants.  Each full warrant is exercisable until March 14, 2019 and will entitle the holder thereof to acquire one common shares upon exercise at an exercise price of $3.20 per common share.
On May 27, 2016, the Company completed its acquisition of Sumitomo Corporation’s 40% interest in the Roca Honda Project, which is now 100% owned and controlled by the Company. As consideration for the 40% interest, the Company issued to Sumitomo 1,212,173 common shares of the Company and agreed to pay $4.5 million of cash upon the first commercial production of uranium from the Roca Honda Project.
Effective July 1, 2016, the Company appointed Mark Chalmers as its Chief Operating Officer.
On August 4, 2016 the Company obtained approval from holders of its Floating-Rate Convertible Unsecured Subordinated Debentures (the “Debentures”) to amend the terms of the Debentures as follows: the maturity date was extended from June 30, 2017 to December 31, 2020; the conversion price of the Debentures was reduced from Cdn$15.00 to Cdn$4.50 per Common Share; a redemption provision was added to enable the Company to redeem the Debentures upon 30 days notice, in cash, in whole or in part, any time after June 30, 2019 but prior to maturity at a price of 101% of the aggregate principal amount redeemed; a right was added to enable each Debenture holder to require the Company to purchase, for cash, on June 30, 2017 up to 20% of the Debentures held by such holder at a price equal to 100% of the principal amount purchased; and certain amendments were made to the Indenture as required by the U.S. Trust Indenture Act. As of March 8, 2017 a total of Cdn$22,000,000 principal amount of Debentures were outstanding.
On September 20, 2016, the Company closed an underwritten equity financing with a syndicate of underwriters led by Cantor Fitzgerald Canada Corporation and H.C. Wainwright under which the underwriters bought on an underwritten basis 8,337,500 units, each unit consisting of one Common Share and one half of one warrant at a price of $1.80 per unit for gross proceeds of $15,007,500. Each whole warrant is exercisable for five years after the date of closing and entitles the holder to acquire one Common Share upon exercise at an exercise price of $2.45 per share.
On November 1, 2016, the Company completed the sale of its Gas Hills, Juniper Ridge and Shirley Basin properties, none of which were considered material to the Company.
The Company filed a prospectus supplement on December 23, 2016 in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3, both of which were filed on May 4, 2016. Concurrent with the filing of the prospectus supplement, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. which enabled the Company, at its discretion from time to time, to sell, through Cantor as agent, up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). Under the ATM, sales of the shares are authorized to occur by means of ordinary brokers’ transactions or block trades, with sales only being made on the NYSE MKT at market prices. No Common Shares are authorized to be offered or sold through the ATM on the TSX. The offering of common shares pursuant to the Sales Agreement will terminate upon (a) the sale of all common shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by the Company or by Cantor. Cantor may terminate the Sales Agreement under the circumstances specified in the Sales Agreement. Each of the Company and Cantor may also terminate the Sales Agreement upon giving the other party 10 days notice. From January 1, 2017 to March 8, 2017, a total of 2,990,983 Common Shares have been sold under the ATM, for net proceeds to the Company of $6.65 million.
Company Strategy
Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company focused on the United States. With the acquisitions of Uranerz and EFR Alta Mesa, the Company has added ISR recovery to our portfolio that, along with certain of the Company’s conventional projects and alternate feed material processing at the White Mesa Mill, sit at the lower end of the Company’s cost curve. With its large uranium resource base and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to remain a unique and valuable call option on increases in the price of uranium, with significant scalability in improved market conditions. The Company currently intends to maintain its ISR and conventional uranium recovery capabilities, uranium resource base, and scalability. However, continued weakness in uranium prices and cash needs dictate that the Company engage in further measures to maintain the value of this option. As a result, at this time we intend to conserve cash and focus on our lowest cost uranium sources of uranium recovery, as follows:

•	Produce from existing wellfields (wellfields #1 through #9) at Nichols Ranch and defer further wellfield development at Nichols Ranch until uranium prices improve;

•	Continue alternate feed processing and recovery of uranium from uranium dissolved in the Mill’s ponds, as well as pursue additional alternate feed materials and other sources of feed for the Mill;

•
Complete the shaft sinking and evaluation of the Canyon Project. It is currently expected that the shaft sinking will be completed in the first quarter of 2017 and the evaluation will be completed by mid-2017, at which time the project may be put into production or placed on standby depending on the outcome of the evaluation, market conditions at that time and other factors;

•
Continuing to maintain standby projects and facilities (including the Alta Mesa Project, La Sal Project and the Daneros Project) in a state of readiness for the purpose of restarting mining activities, as market conditions may warrant. At this time, all of the Company’s conventional projects, other than the shaft sinking and evaluation at the Canyon Mine, are expected to remain on standby until market conditions warrant restarting mining activities, or are in the evaluation or permitting process;

•	Complete permits and permit updates for Jane Dough, Daneros and La Sal projects by mid-2017 and continue permitting activities for the Roca Honda project through the end of 2018;

•	Continue to evaluate the sale or abandonment of non-core assets that the Company does not believe will add value in order to reduce costs and/or receive sales proceeds; and

•	Pursue additional cost cutting measures.
Subsequent Events
On January 10, 2017, the United States Bureau of Land Management ("BLM") issued a final environmental impact statement and record of decision for the Company’s 100%-owned Sheep Mountain Project in the Crooks Gap Mining District in central Wyoming. The issuance of the environmental impact statement and the record of decision, together with the mine permit for the project issued in June 2015, are the last major government approvals required to commence mining at this project, as the Company continues to evaluate options for processing the resources that may be mined at the project, including toll processing at other facilities in the region and the licensing and construction of its own onsite facility.

Effective January 16, 2017, Hyung Mun Bae resigned from the Company’s board of directors. Mr. Bae resigned in connection with the transfer of the Common Shares held by KEPCO to KHNP Canada Energy Ltd., an indirect wholly-owned subsidiary of KEPCO.

Effective January 31, 2017, Harold Roberts, Executive Vice President, Conventional Operations for the Company, retired. Effective February 1, 2017, Mark Chalmers, the Company’s Chief Operating Officer, assumed responsibility for all conventional mining and White Mesa Mill operations for the Company. To ensure a smooth transition, Mr. Roberts entered into a Professional Services Agreement pursuant to which Mr. Roberts will act as a part-time consultant through May 1, 2017 or later as may be agreed to by both parties.
Uranium Sales
The Company has four existing contracts, which require deliveries of 520,000 pounds of U3O8 in 2017, and three existing contracts which require deliveries of 400,000 pounds of U3O8 in 2018. One contract expires after the 2017 deliveries, two contracts expire after the 2018 deliveries, and another contract expires in 2020. Of the 920,000 pounds of deliveries for 2017 and 2018, a total of 520,000 pounds of U3O8 is required to come from the Company’s uranium recovery operations, while Energy Fuels has the option to fulfill the remaining 400,000 pounds of U3O8 from the Company’s uranium recovery operations and/or open market purchases. At December 31, 2016, the Company had approximately 488,000 pounds of finished goods inventory from the Company’s uranium recovery operations.
In 2017 and 2018, the Company expects to have sufficient existing inventory or uranium recovery to meet all of its commitments to sell 920,000 pounds of uranium under its existing contracts.
The average expected realized price per pound under the existing contracts is expected to be lower in 2017 than 2016 levels. While 320,000 pounds of 2017 contract sales are being sold pursuant to long-term contracts that are priced at the minimum floor prices now in effect or the prices being fixed, 200,000 pounds are being sold at spot prices in effect at the times of delivery. Additional selective spot sales may be made in 2017 as necessary to generate cash for operations.
Segment Information
The Company engages in conventional and ISR uranium extraction and recovery, in addition to uranium exploration and project permitting. The Company’s source of conventional uranium recovery is the White Mesa Mill, which generates revenue through conventional processing, alternate feed material processing, and toll processing agreements (the “Conventional Uranium Segment”). The Company's sources of ISR uranium recovery are the Nichols Ranch Project and the Alta Mesa Project (the “ISR Uranium Segment”). Although the principal product of both segments is uranium concentrate, or “yellowcake,” the methods of extraction and recovery differ. In addition, the Conventional Uranium Segment provides services at the White Mesa Mill, namely alternate feed material processing and toll processing, which the Company’s ISR Uranium Segment does not provide.
Set forth below is a chart depicting the two segments of the Company’s business, together with the properties and services associated with each segment:

ISR URANIUM SEGMENT	CONVENTIONAL URANIUM SEGMENT
The ISR Uranium Segment currently includes the Nichols Ranch Project and the Alta Mesa Project. The Nichols Ranch Project includes the Nichols Ranch Plant and surrounding uranium properties which are geographically situated to enable mineralized materials to be transported to the Nichols Ranch Plant either by pipeline or by truck for processing. The Alta Mesa Project includes a fully permitted and constructed ISR processing facility and control of 195,501 contiguous acres of land.

The material properties included in the ISR Uranium Segment include: The Nichols Ranch Project, including the Nichols Ranch Plant, the Nichols Ranch Wellfield and the Jane Dough Property; The Alta Mesa Project, including the Alta Mesa Plant, Wellfield and Property; and the Hank Project, including the permitted, but not constructed, Hank Satellite Plant and the Hank Property.

The Conventional Uranium Segment currently includes the White Mesa Mill, which includes alternate feed material and toll processing at the Mill, and all conventional underground and/or open pit mineral extraction projects which are geographically situated to enable mineralized materials to be transported to the White Mesa Mill by truck for processing under current or reasonably anticipated future economic conditions.

The material properties included in the Conventional Uranium Segment include: the White Mesa Mill, the Henry Mountains Complex, the Roca Honda Project, the Sheep Mountain Project (described below), the Canyon Project, the Daneros Project, and the La Sal Project.

Non-material properties included in the Conventional Uranium Segment include: the Arizona 1 Project, the Wate Project, the EZ Project, the Whirlwind Project, and the Rim Project.

The Company is currently evaluating the possible sale of the Whirlwind Project.

“Other ISR Properties” includes other ISR properties which are not close enough for mineralized materials to be transported to the Nichols Ranch plant by pipeline or truck, or that are currently in the evaluation stage.

The Other ISR Properties include: The Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, and the Collins Draw, Willow Creek, Verna Ann, Niles Ranch, Cedar Canyon, East Buck, South Collins Draw, Sand Rock, Little Butte, Beecher Draw, Monument and Stage properties (each of which are in the evaluation stage and are considered non-material at this time).

“Other Conventional Properties” include conventional projects which are too geographically distant for mineralized materials to be transported to the White Mesa Mill for processing under current or reasonably anticipated future economic conditions.

The Other Conventional Properties include: the Sheep Mountain Project, which is material.

Additional segment information, including financial information about segments, is provided in Note 19 to our financial statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.
Overview of Uranium Market
The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All of the uranium extracted from Energy Fuels’ projects is expected to be used for this purpose.
According to the World Nuclear Association (“WNA”), as of January 1, 2017, there are currently 447 operable reactors world-wide, which required approximately 165 million pounds of U3O8 fuel per year at full operation. Worldwide there are currently 60 new reactors under construction with an additional 164 reactors on order, or in the planning stage and another 347 which have been proposed.
According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction, largely due to increasing uranium demands in Asia. The gap between demand and primary supply has been filled by stockpiled inventories and secondary supplies.
According to the WNA, the United States currently has 99 operating reactors, four reactors under construction, and another 42 reactors on order, planned or proposed. According to the NEI, the United States produced approximately 19.5% of its electricity from nuclear technology in 2016. According to the U.S. Energy Information Agency (“EIA”), U.S. utilities purchased approximately 56.5 million pounds of U3O8 in 2016. However, in 2015 the U.S. only produced approximately 3.3 million pounds of U3O8. As a result, in 2015, the U.S. filled about 94% of its demand from foreign sources. The EIA estimates that 2016 production was approximately 2.9 million pounds.
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
The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past six years, which is still being felt today. Alternatively, China is pursuing an aggressive nuclear program, with 36 units now operating, 21 new units under construction, 40 units which are planned, and 139 units that have been proposed, according to March 2017 WNA data.
Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through long-term supply contracts, while other portions are bought on the spot market. Like sellers, buyers seek to balance the security of long term supply with the opportunity to take advantage of lower prices caused by volatility in prices. For this reason, both buyers and sellers track current spot and long-term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests. According to data from Trade Tech, levels of long-term contracting in 2016 were well below historical averages.
The graph below shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until February 2017 as reported by TradeTech (not adjusted for inflation):
To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2010 until February 2017 as reported by TradeTech (not adjusted for inflation):
According to monthly price data from TradeTech, uranium prices during 2016 were down $13.95, or 41% for the year. Monthly spot prices began the year at $34.20 per pound of U3O8 on December 31, 2015 and ended the year at $20.25 per pound, reaching a high of $34.65 per pound for the month of January 2016 and a low of $17.75 per pound for the month of November 2016.

According to Trade Tech, the spot price was $25.75 per pound on March 8, 2017. TradeTech price data also indicated that long-term U3O8 prices began 2016 at $44.00 per pound and ended 2016 at $30.00 per pound, the low long-term price for the year. The long-term price at February 28, 2017 was $35.00 per pound. The high long-term price for 2016 was $44.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction and excess inventories, the availability of low-priced spot material, the delayed restart of Japanese reactors, insufficient production cut-backs, premature reactor closures, continued weak uranium demand, and general weakness in the global economy.
Uranium Market Outlook and Uranium Marketing Strategy
World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the Company believes the long-term fundamentals of the uranium industry are positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. As excess inventories are drawn down and as production from existing mines drops, the Company believes primary mine production will be required to meet demand over the long-term. According to data from TradeTech, long-term contracting levels in 2016 were low by historical standards. The Company believes uranium prices, and long-term contracting levels in particular, will need to rise to levels that are sufficient to incentivize new mine production. Even if prices rise to these levels, it may be difficult for suppliers to respond in a timely manner, as it typically requires many years of permitting and development to bring new mines into production. The Company expects these permitting and development lead times to put further pressure on prices to increase.
Despite current market uncertainty and recently falling prices throughout most of 2016, the Company believes prices likely hit a bottom in 2016. Since December 1, 2016, spot prices have risen 44% from $17.75 to $25.50 for a variety of reasons. In December 2016, it was announced that the State of Illinois passed legislation to keep three nuclear power plants operating that were previously slated to close. In January 2017, it was announced that Kazakhstan would reduce 2017 uranium production by 10% (5 million+ lbs.) after several years of production increases. On a longer-term basis, according to data from TradeTech and the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium. And, in addition to China, according to the WNA, there are large numbers of new reactors under construction and in various stages of planning around the world.
In the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary and other inelastic uranium supplies (including enricher underfeeding), high levels of excess inventories, insufficient producer cut-backs, premature reactor shutdowns, delays in new reactor construction, two large new mines coming into production (Cigar Lake and Husab), and decreased demand due to Japanese reactors remaining offline for longer than expected (though it should be noted that Husab has experienced start-up delays). In addition, there is a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.
Nevertheless, according to data from Trade Tech, global utilities have significant uncovered uranium requirements over the next 10 years, which the Company expects will increase levels of market activity in the short- and medium-terms.
The Company’s marketing strategy is to seek a base of earnings and cash flow through sales of a portion of its uranium into term contracts. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas (when available) and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices. Certain of the Company’s current existing contracts utilize market-related formulas with base, floor and ceiling prices, some of which are escalated at the rate of inflation. Another of the Company's contracts contains pricing at a 0.5% discount to the spot price at the time of delivery. During 2016, the pricing on all of the Company’s contracts, other than the spot contract referenced above, were at their floors or at prices fixed by the contract. During 2016, the Company sold 1,147,933 pounds of U3O8 at a weighted- average price of $47.42 per pound. This included 850,000 pounds of sales under contracts at a weighted average price of $56.54 per pound and 297,933 pounds based on spot market prices at a weighted average price of $21.10 per pound. In 2017, the Company expects to sell a total of 520,000 pounds of U3O8 into its three existing contracts at pricing expected to average approximately $48.05 per pound based on current forecasts of spot prices and price inflation. Additional selective spot sales may be made in 2017 as necessary to generate cash for operations.
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
According to the market consultant TTP Squared, Inc. (“TTP”), the vast majority of vanadium is used in the production of high strength steels (approximately 93%); 3% is used in titanium alloys in aerospace and other applications; and another 4% is used in catalyst and chemical applications. Today, while only a minor quantity of vanadium is used in energy storage applications, there is potential for greatly expanded use of vanadium in emerging battery technologies.
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
Vanadium (as V2O5) prices were up for 2016, beginning the year at $2.38 per pound, and ending the year at $5.03 per pound. Vanadium prices are currently at $5.13 per pound.
While long-term demand for vanadium can be expected to increase, it is unknown whether future prices for vanadium will increase due to the relatively high number of low-cost suppliers who may re-enter the market as prices increase.
Vanadium Marketing
In the past, Energy Fuels has sold its vanadium both as V2O5 and as ferrovanadium (“FeV”) through spot sales to industry end-users and trading companies. No vanadium was recovered or sold by the Company during 2016, and none is expected to be recovered or sold until uranium and/or vanadium prices improve.
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
Government Regulation
The Company’s properties and facilities are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, construction, extraction, recovery, processing, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances, and other matters. Uranium minerals exploration, extraction, recovery, and processing are also subject to risks and liabilities associated with the perceived potential for pollution of the environment and disposal of waste products occurring as a result of such activities.

Compliance with these laws and regulations may impose substantial costs on the Company and will subject the Company to significant potential liabilities. Changes in these regulations could require the Company to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the Company’s business operations.
Environmental Regulations
Exploration, development, and extraction activities are subject to certain environmental regulations which may prevent or delay the continuance of our activities. In general, our exploration, evaluation, and extraction activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be reclaimed in accordance with such legislation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.
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
Conventional uranium extraction is subject to regulation by a number of agencies including: (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, Texas and Wyoming; (3) the BLM and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies (e.g., U.S. Fish and Wildlife Service, U.S. Army Corp. of Engineers, DOE), where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project will be subject to regulation under the NRC, as a uranium processing facility and for permanent disposal of the resulting tailings.
The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming and Texas. The Nichols Ranch Project and the Alta Mesa Project each have a Source Material license issued by the NRC, in the case of Nichols Ranch, and, as Texas is an Agreement State, the Texas Commission on Environmental Quality, in the case of Alta Mesa. ISR facilities are also regulated by the State of Wyoming and State of Texas, respectively, and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control Permit under the Safe Drinking Water Act, as administered by the EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration (“OSHA”), rather than MSHA.
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
Further, there are efforts underway that have the potential to create a National Monument on the Withdrawn Lands, and additional lands, near the Grand Canyon National Park. These efforts include proposed legislation which has been introduced in Congress and lobbying of the President of the United States to create a National Monument utilizing his executive powers under the Antiquities Act of 1906. All of the Company’s projects on the Arizona Strip, except the Wate Project, are located on lands which have the potential to be included in a National Monument. If such a National Monument is created, there is the potential that these projects could become subject to additional requirements and/or costs, or be prevented from proceeding.
In addition, President Obama designated the Bears Ears National Monument by executive order in December of 2016, which comprises 1.35 million acres of land in San Juan County, Utah. The designated land includes a portion of the County road which the Company relies on for access to its Daneros Project as well as abuts up against a portion of the property boundary of the White Mesa Mill and encompasses two water sampling sites the Company monitors for the Mill. At this time, the impact to the Company of the Bears Ears National Monument designation is not known, however it is possible that the Daneros Project and/or the White Mesa Mill could become subject to additional requirements, restrictions and costs as a result of the designation.
Employees
As of the date of this Annual Report, the Company and its subsidiaries have approximately 161 full-time employees. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Available Information
Detailed information about us is or will be contained in our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. Prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not previously file Forms 10-K or 10-Q. These reports are now available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
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

ITEM 1A. RISK FACTORS
Our failure to successfully address any of the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our Common Shares may fluctuate widely. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.
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
We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:
•the discovery of unusual, or unexpected geological formations;
•accidental fires, floods, earthquakes, volcanic eruptions, and other natural disasters;
•unplanned power outages and water shortages;
•controlling water and other similar mining hazards;
•operating labor disruptions and labor disputes;
•the ability to obtain suitable or adequate machinery, equipment, or labor;
•our liability for potential pollution or other hazards; and
•other known and unknown risks involved in the conduct of exploration, development, and operation of mines, extraction and recovery facilities, and mills, along with the market for uranium.
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

Our profitability is directly related to the market price of uranium and vanadium recovered. We may from time to time undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered uranium to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered uranium) sufficient uranium in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Our properties do not contain mineral reserves under SEC Industry Guide 7, and a number of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.
Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates” above. At current uranium and vanadium prices, a number of our properties, projects, and facilities are not economic for uranium, and for some properties uranium and/or vanadium, extraction, recovery, or processing. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we may sell, drop, or reclaim depending on current market conditions.
The White Mesa Mill has historically been run on a campaign basis as sufficient feed materials are available, and there can be no assurance that sufficient mill feed will be available in the future to sustain future campaigns.
The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Each milling campaign is subject to receipt of sufficient mill feed that would allow us to operate the Mill on a profitable basis and/or recover a portion of its standby costs.
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
Mineral extraction is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy, or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for certain environmental losses and other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.
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
The uranium industry is highly competitive.
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
On November 26, 2013, our subsidiary, Uranerz entered into a Financing Agreement (the “Financing Agreement”) with Johnson County, Wyoming (the “County”) pursuant to which the County agreed to loan to Uranerz (the “Loan”) the proceeds from the sale of its $20,000,000 Taxable Industrial Development Revenue Bond, Series 2013, (the “Bond”) upon the terms and conditions set out in the Financing Agreement, for the purpose of financing the Nichols Ranch project. On November 26, 2013, in connection with the Financing Agreement and the Loan, Uranerz as mortgagor entered into a Mortgage & Security Agreement, pursuant to which Uranerz granted to the Trustee its rights and interests in the as-extracted collateral, contract rights relating directly or indirectly to the Lands (as identified in Exhibit A to the Mortgage & Security Agreement), general intangibles relating directly or indirectly to the Lands, fixtures or hereinafter located on the Lands or the Nichols Ranch ISR Plant, goods (including all inventory) and equipment, including without limitations the mineralized material and all personal property identified as owned by Uranerz in the Mortgage & Security Agreement to secure Uranerz’ obligations under the Financing Agreement, the Bond Purchase Agreement and the Note. The Mortgage & Security Agreement contains restrictive covenants, including, without limitation, that obligate Uranerz not to: (i) sell, convey, mortgage, pledge or otherwise dispose of or encumber the Encumbered Property (as set forth in the Mortgage and Security Agreement) without first securing the written consent of the mortgagee; (ii) cancel or terminate any Post Production Contracts (as set forth in the Mortgage and Security Agreement) or consent to or accept any cancellation or termination thereof; (iii) amend or otherwise modify any Post Production Contracts or give any consent, waiver or approval thereunder; (iv) waive any default under or breach of any Post Production Contracts; or (v) take any other action in connection with the Post Production Contract which would impair the value of the interest or rights of Uranerz thereunder or which would impair the interests or rights of the mortgagee. The current principal amount outstanding on the loan is $14.08 million.
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
Further, although most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all of this bonded amount, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.
Our Convertible Debentures will mature in 2020 and will be retired through either cash payment or the issuance of Common Shares.
On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of convertible debentures which were amended on August 4, 2016 (the “Debentures”). The Debentures will mature on December 31, 2020 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$4.15 per share at any time prior to redemption or maturity. The Debentures may be retired at maturity either through the payment of cash or the issuance of Company shares, at the Company’s option. This will either result in the allocation of cash to the retirement of the Debentures, which could be used for other purposes, or the issuance of Common Shares, which would result in dilution to shareholders.
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
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make us less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which we had total annual gross revenues of US$1,000,000,000 or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), such as our Form S-8 Registration Statement filed on March 31, 2014; (c) the date on which we, during the previous 3-year period, issued more than US$1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a ‘large accelerated filer.’

For so long as we continue to qualify as an emerging growth company, we will be exempt from the requirement to include an auditor attestation report relating to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in our annual reports filed under the Exchange Act, even if we do not qualify as a “smaller reporting company”, as well as certain other exemptions from various reporting requirements that are applicable to other public companies.
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
Mineral reserve and resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such mineral resource and reserve estimates may require revision as more drilling information becomes available or as actual extraction, production or recovery experience is gained. It should not be assumed that all or any part of our mineral resources constitutes, or will be converted into, reserves. Market price fluctuations of uranium or vanadium as applicable, as well as increased production and capital costs or reduced recovery rates, may render our proven and probable reserves unprofitable to develop at a particular site or sites for periods of time or may render mineral reserves containing relatively lower grade mineralization uneconomic.
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
On December 31, 2014, the EPA issued a proposed rule that would amend 10 CFR §192, “Health and Environmental Protection Standards for Uranium and Thorium Mill Tailings”, to add standards and regulation for ISR facilities such as the Nichols Ranch Project and the Alta Mesa Project. That proposed rule was withdrawn on January 3, 2017 and a new proposed rule was introduced on January 19, 2017. The effect of the new proposed rule is under review, but could be significant if promulgated. Any changes to rules or regulations that could significantly adversely impact any of our material projects could have a material adverse impact on the Company.
In addition, President Obama designated the Bears Ears National Monument by executive order in December of 2016, which comprises 1.35 million acres of land in San Juan County, Utah and there are efforts underway that have the potential to create a National Monument near the Grand Canyon National Park. A National Monument created on land where our projects are sited, or near the Company’s projects, along with any resulting changes to rules or regulations, could significantly adversely impact any of our material projects and could have a material adverse impact on the Company.
The current Trump administration has indicated that it is evaluating certain Obama administration policies including regulations of the EPA and the executive orders with respect to naming national monuments although any final outcome is uncertain at this time.
Opposition to mining may disrupt our business activities.
In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities including with respect to production and uranium recovery at our facilities, such as the White Mesa Mill and the Canyon Project. This opposition may take on forms such as road blockades, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, and other rulings contrary to our interests. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities are beyond our control. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs, and this could have a material adverse effect on our business and financial condition.
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
As owner and operator of the White Mesa Mill, the Nichols Ranch Project, the Alta Mesa Project, and numerous uranium and uranium/vanadium projects and other facilities located in the United States and certain permitting, construction, development and exploration properties, and for so long as we remain an owner thereof, we are obligated to eventually reclaim or participate in the reclamation of such properties. Most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion, but not all, of this bonded amount. Although our financial statements will record a liability for the asset retirement obligation, and the bonding requirements are generally periodically reviewed by applicable regulatory authorities, there can be no assurance or guarantee that the ultimate cost of such reclamation obligations will not exceed the estimated liability to be provided on our financial statements. Further, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur.
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
In addition to the withdrawal noted in the previous risk factor, there are currently other designated or proposed withdrawals of federal lands for the purposes of mineral location and development and proposed designations of national monuments which would have a similar effect as a withdrawal. While such proposals are not yet final and would require further federal action, if they were to occur, it is uncertain whether any such withdrawals or designations would affect in any manner our current mineral projects.
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
We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp’s US Mining Division in 2012, including the White Mesa Mill, certain of the Arizona Strip Properties, the Henry Mountains Complex, the La Sal Project, and the Daneros Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; and EFR Alta Mesa in 2016, including the Alta Mesa Project, due to integration, operational and uranium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and in some cases we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in integrating the acquired assets into the Company. Our failure to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.
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
We maintain regulatory licenses and permits in order to operate our White Mesa Mill, Nichols Ranch Project and Alta Mesa Project, all of which are subject to renewal from time to time and are required in order to operate in compliance with applicable laws and regulations. In addition, depending on our business requirements, it may be necessary or desirable to seek amendments to one or more of our licenses or permits from time to time. While we have been successful in renewing our licenses and permits on a timely basis in the past and in obtaining such amendments as have been necessary or desirable, there can be no assurance that such license and permit renewals and amendments will be issued by applicable regulatory authorities on a timely basis or at all in the future.

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
Our material mineral resources are located at the Nichols Ranch Project, the Alta Mesa Project, the Canyon Project, the Roca Honda Project, the Sheep Mountain Project, the Henry Mountains Complex, the La Sal Project, and the Daneros Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other mineral resources or reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current mineral resources are depleted. There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our mineral resources or finding or developing reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.
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
We have a number of joint ventures and other business relationships relating to our properties and projects, including key projects, such as the Arkose Mining Venture, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.
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
We have no reserves as defined by SEC Industry Guide 7. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves, and any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by SEC Industry Guide 7. Further, although we are undertaking uranium extraction activities at our Nichols Ranch Project, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable (or viable) reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.
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
We are a Canadian incorporated company; any attempt by U.S. President Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations.

A significant portion of our business activities are conducted in the United States. During the election campaign, then President-elect Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what President Trump will or will not do with respect to these international trade agreements. If President Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.

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

WYOMING
UTAH
COLORADO
ARIZONA
NEW MEXICO
TEXAS
Nichols Ranch
Sheep Mountain
La Sal
Henry Mountains Complex
Daneros
White Mesa Mill
Canyon
Roca Honda
Alta Mesa
94
29
90
84
25
80
76
70
15
40
44
20
10
35
N
0 50 100 200 300
Miles
Copyright:© 2014 Esri

Overview
Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States. The Company’s activities are divided into two segments: the ISR Uranium Segment and the Conventional Uranium Segment.
ISR Uranium Segment
The Company conducts its ISR recovery activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz and its Alta Mesa Project in south Texas, which it acquired in June 2016 through the acquisition of EFR Alta Mesa.
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
Conventional Uranium Segment
The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium mill in the United States. The White Mesa Mill, located near Blanding Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation, which is permitted, and the proposed Sheep Mountain Processing Operation, which is not permitted at this time.
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

•	the Roca Honda Project. See “The Roca Honda Project” below;

•	the Sheep Mountain Project See “The Sheep Mountain Project” below;

•	the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex” below;

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
Uranium and Vanadium Recovery History
The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from 2012 to December 31, 2016(1):

Recovery History

Project or Source	2016	2015	2014	2013	2012(1)
Alternate Feed Materials(2)
Tons (000)	1	1	1	3	7
Ave % U3O8	27.98%	9.21%	16.94%	5.03%	3.09%
Pounds U3O8(000)	172(3)(4)	229(3)	391(3)	351	433
Tailing Solution Recycle & In-Circuit Material(4)
Pounds U3O8 (000)	77	67(5)		---	---
Conventional Feed Materials
Tons (000)	45	---	49	126	125
Ave % U3O8	0.5%	---	0.56%	0.26%	0.33%
Pounds U3O8 (000)	431	---	552	655	836
Nichols Ranch
Pounds U3O8 (000)	335	273(6)	200	---	---
Alta Mesa
Pounds U3O8 (000)	---	---	3(7)	139(7)	312(7)
Total Pounds U3O8 Recovered (000)	1,015	569	1,146	1,145	1,581
Total Pounds V2O5 Recovered (000)	---	---	---	1,303	235

Notes:
(1)
Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities. It should also be noted that production at the White Mesa Mill to June 29, 2012 pre-dates the Company's ownership of the US Mining Division, and was therefore for the account of the previous owner.

(2)
All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2012 – 2016. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period.

(3)
The 172,000 pounds recovered in 2016 includes nil pounds recovered for the accounts of third parties; the 229,000 pounds recovered in 2015 includes 72,000 pounds recovered for the accounts of third parties; and the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties.

(4)
Material recovered originated from several different sources that were fed to process at various times in 2015 and 2016. Therefore, the recovered amount is independent of the reported feed amount for any given period.

(5)
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

(6)
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

(7)	Figures prior to June 17, 2016 pre-date the Company's ownership of the Alta Mesa Project, and are therefore for the account of the previous owner.

Mineral Extraction
The following table shows the extraction history from 2012 to December 31, 2016 from the mineral properties currently owned by the Company. Much of the material was stockpiled at the White Mesa Mill for a year or more before being processed. Since mineralized material is processed on a continuing basis during a Mill run and remains in-circuit for a considerable time mixed with all other mill feed, it is not possible to tie uranium and vanadium recovery to each project; therefore, pounds of extracted uranium and vanadium are not included in this table, except for the Nichols Ranch Project where annual extraction can be tracked. The mineral extraction table below is based on estimates of ore grade as material comes out of the mine whereas the recovery table above reflects ore grades based on actual head grades as material is fed to process at the Mill. Therefore, the grades in the two tables differ.

Project (1)	2016	2015	2014	2013	2012(1)
Arizona 1(2)
Tons (000)	---	---	4	16	30
% U3O8			0.56%	0.58%	0.62%
Pinenut(3)
Tons (000)	---	30	43	8	---
% U3O8		0.54%	0.55%	0.53%	0.48%
Daneros
Tons (000)	---	---	---	---	43
% U3O8					0.27%
La Sal(4)
Tons (000)	---	---	---	---	75
% U3O8					0.22%
% V2O5					1.20%
Nichols Ranch
Pounds (000)	335	273(5)	200	—
Alta Mesa
Pounds (000)	---	---	3(6)	139(6)	312(6)

Notes:
(1)
All properties reported in this table are owned by the Company on December 31, 2016, but were acquired by the Company in either June 2016 as part of the EFR Alta Mesa acquisition, June 2015 as part of the Uranerz acquisition or June 2012 as part of the acquisition of the US Mining Division. Properties sold or otherwise disposed of are not included in this table. Production for the US Mining Division prior to June 29, 2012 pre-dates the Company's ownership of the US Mining Division, and was therefore for the account of the previous owner.

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

(6)	Figures prior to June 17, 2016 pre-date the Company's ownership of the Alta Mesa Project, and were therefore for the account of the previous owner.
Summary of Mineral Reserves and Resources
Richard White, CPG#08792, the Company’s Chief Geologist during 2016 and up until March 1, 2017, and thereafter and as of the date of this Annual Report an independent consultant, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.
The following tables show the Company's estimate of Mineral Reserves and Mineral Resources as of December 31, 2016. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. Energy Fuels reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of during 2016 are not included in the table. These properties include the Gas Hills, Juniper Ridge, and a portion of Sage Plain properties. Except as stated below, the

Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peter Geosciences, BRS Engineering, SRK Consulting (US) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects” below. The table below also reflects the Company’s adjustments to the resources as of December 31, 2016 at the properties where exploration and well installation drilling and/or extraction were in progress in 2016; notably at the Nichols Ranch Project. The Pinenut Project has been removed from the table since extraction of all known resources was completed during 2015. The Daneros Project shows a reduction relative to its Technical Report reflecting the extraction in 2012 after that Technical Report’s effective date.
Probable Mineral Reserve Estimates(1) -- Uranium

Deposit	Tons (000)	Grade % U3O8	Pounds U3O8 (000)
Sheep Mountain – Congo Pit Probable Reserve	3,955	0.115%	9,117
Sheep Mountain – Underground Probable Reserve	3,498	0.132%	9,248
White Mesa – Stockpile(2)	—	—%	—
Total Mineral Reserves (klbs. eU3O8)	7,453		18,365

(1)
The reserves in this table were calculated in accordance with NI 43-101 and do not represent reserves under SEC Industry Guide 7. Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.

(2)	All of the “White Mesa – Stockpile,” which was derived from the Pinenut mine, was milled in 2016.
Mineral Resource Estimate –Uranium (1)(2)(3)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % eU3O8	Lbs. eU3O8 (000)	Tons (000)	Grade % eU3O8	Lbs. eU3O8 (000)	Tons (000)	Grade % eU3O8	Lbs. eU3O8 (000)
ISR Properties
Nichols Ranch(4)	450	0.140%	1,259	2,770	0.111%	6,171	593	0.10%	1,184
Alta Mesa(5)	123	0.151%	371	1,512	0.107%	3,246	6,964	0.12%	16,793
Reno Creek	2,281	0.061%	2,782	1,550	0.049%	1,511	190	0.037%	142
Other Powder River Basin Properties (6)	310	0.062%	387	1,198	0.130%	3,115	3,214	0.106%	6,780
ISR Subtotal			4,799			14,043			24,899
Conventional Properties
Canyon							83	0.98%	1,629
Roca Honda(7)	208	0.477%	1,984	1,303	0.48%	12,580	1,198	0.47%	11,206
Sheep Mountain(8)				12,895	0.12%	30,285
Henry Mountains				2,410	0.27%	12,805	1,610	0.25%	8,082
La Sal(9)	1,010	0.18%	3,733	132	0.14%	368	185	0.10%	362
Daneros							156	0.21%	661
Other Properties(10)	240	0.16%	772	198	0.28%	1,114	697	0.39%	5,382
Conventional Subtotal			6,489			57,152			27,322

Mineral Resource Estimate – Vanadium (1)(2)(3)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade	Lbs. V2O5 (000)	Tons (000)	Grade	Lbs. V2O5 (000)	Tons (000)	Grade	Lbs. V2O5 (000)
La Sal(8)	1,010	0.97%	19,596	132	0.73%	1,930	185	0.51%	1,902
Other Properties(11)	240	1.32%	6,350	198	0.96%	3,816	447	0.74%	6,600
Total Mineral Resources (Lbs. V2O5)			25,946			5,746			8,502
Notes

(1)
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

(4)
The number shown represents the total mineral resources for the Nichols Ranch Project, which is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest; therefore, of these resources, approximately 1.4 million, 5.5 million and 1.1 million pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively, are for the account of the Company and the remainder are for the account of the other joint venture participant. The Nichols Ranch Wellfield and Hank Property are 100% owned by the Company. This number differs from the Nichols Ranch Technical Report number due to adjustments made by the Company by subtracting recovered material (325,083 pounds) and adding additional resources discovered by drilling during well field installation (~80,500 pounds).

(5)	Includes Alta Mesa and Mesteña Grande.

(6)
The other Powder River Basin ISR properties include: the North Rolling Pin Property, the West North Butte Property, East North Butte property, the Willow Creek property, and the East Buck, Little Butte, Sand Rock and South Doughstick properties in the Arkose Joint Venture.

(7)	The numbers do not include the historical resource estimate for the Adjacent Roca Honda Properties (see below).

(8)
The Sheep Mountain Indicated Mineral Resource includes Probable Mineral Reserves calculated in accordance with NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%. Such mineral reserves do not constitute reserves under SEC Industry Guide 7.

(9)	The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.

(10)	This includes the Wate Project, the Arizona 1 Project, the EZ Project, the Whirlwind Project, the retained portion of the Sage Plain Project, and the Torbyn property.

(11)	This includes the Whirlwind Project, the retained portion of the Sage Plain Project, and the Torbyn property.

The Nichols Ranch Project

N
0
10
20
40
Miles
Buffalo
Gillette
90
16
16
Nichols Ranch
Hank
Newcastle
Jane Dough
SOUTH DAKOTA
WYOMING
25
18
Mills
North Platte River
Casper
25
Douglas
18
Copyright:© 2014 Esri

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
A map of the Nichols Ranch Project, including the Nichols Ranch Plant, the Nichols Ranch Wellfield, the Jane Dough Property and the Hank Property is shown below:

Johnson County
Campbell County
Willow Creek
Mud Spring Creek
Hank
Nichols Ranch
Central Processing Plant
Jane
Dough
Dry Fork
N
0 0.5 1 2
Miles

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
Construction of the Nichols Ranch Plant was substantially completed in 2013, and extraction commenced in the second quarter of 2014 after final NRC inspections were completed. The Jane Dough Property described above is in the advanced permitting stage while we conduct uranium extraction operations at our Nichols Ranch Wellfield. The Company completed construction of an elution and precipitation circuit at the Nichols Ranch Plant in early-February 2016. Yellowcake slurry is now transported from the Nichols Ranch Plant to the White Mesa Mill for drying and packaging. However, the Nichols Ranch Plant is currently licensed to allow for the construction and operation of a drying and packaging circuit should conditions warrant.

The Nichols Ranch Project does not have known reserves under SEC Industry Guide 7, and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2016, a total of approximately 335,000 pounds of U3O8 were recovered from the Nichols Ranch Project and 80,510 pounds of mineralized material were added through drilling.
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
Ownership
Our property interests vary widely, and include unpatented mining claims, private and state leasehold interests and surface use rights. Some agreements renew annually, some renew automatically when mineral extraction has commenced, and some are agreements for fixed terms. For the property agreements that expire in 2017, the Company will likely negotiate new agreements only for those acres that are within permit boundaries or critical project areas. Leases outside of such desired project areas will likely be allowed to expire, although the Company may seek to negotiate new agreements for those dropped properties in the future should market conditions warrant. We do not expect that the expiry of certain property interests in 2017 and beyond, nor the forfeiture of certain unpatented mining claims in 2016, will have a material effect on our ability to continue exploration and extraction activities on our properties.
Our unpatented lode mining claims are located on minerals owned by the federal government and open to location, with the surface being owned either by the federal government or private individuals. In addition, the unpatented lode mining claims are recorded in the appropriate county and filed with the state office of the BLM. The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode mining claims have annual filing requirements ($155 per claim) with the BLM, to be paid on or before September 1 of each year. Most of the above-mentioned unpatented lode mining claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872. In September of 2016, the Company elected to forfeit certain of its unpatented lode mining claims in the North Nichols, East Nichols, Divide, Hat and North Willow Creek project areas.
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
Nichols Ranch Plant – 100% Energy Fuels
The Nichols Ranch Plant is located on the Nichols Ranch Project property pursuant to the Surface Use Agreement described below.
Nichols Ranch Wellfield – 100% Energy Fuels
The Nichols Ranch Project, which includes the Nichols Ranch Plant and the Nichols Ranch Wellfield mining permit area, consists of 36 unpatented lode mining claims, two fee surface and mineral leases, and one Surface Use Agreement encompassing approximately 920 acres. The Nichols Ranch Wellfield permit boundary encompasses approximately 1,120 acres. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired from Excalibur Industries, defined as a gross royalty of six percent when the spot price of uranium is less than $45.00 per pound and of eight percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Wellfield that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases. Cumulatively, the combined royalties range from 12 percent to 16 percent, depending upon the price of uranium). The primary term of the leases would expire in 2017, however, they will be held by production (as defined in the leases). The primary term of the Surface Use Agreement would have expired in 2016, however the term has been held by production.
Hank Property – 100% Energy Fuels
At the Hank Project, for which the Company has received a license to construct and operate a satellite plant to the Nichols Ranch Plant (known as the Hank Satellite Plant), we have 66 unpatented lode mining claims, two fee surface and mineral leases, which are not significant, and one surface use agreement encompassing approximately 1,393 acres. The Hank Project permit boundary encompasses approximately 2,250 acres. Of the 66 unpatented lode mining claims comprising the Hank Project, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. This royalty interest is based on uranium produced from these claims. The primary term of the leases would have expired in 2016, however they have been held beyond the primary term by production (as defined in the leases). The Company has renewed all of these leases through 2026.
Jane Dough Property (Jane Dough/Doughstick – 100% Energy Fuels; North Jane and S. Doughstick – 100% Arkose Mining Venture, held 81% by Energy Fuels)
The Company expects to receive its license amendment from the NRC by mid-2017 to include the Jane Dough Property in the Nichols Ranch Project permit area, which combines the above referenced three properties consisting of 115 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Our operating interest in the Jane Dough Property will include Energy Fuels’ 100% owned property and 81% from the two properties held by the Arkose Mining Venture. The proposed Jane Dough Property permit amendment encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are five year paid up leases. The mineral leases have primary terms of ten years and can be held by ongoing uranium extraction (as defined in the leases). Some of the leases expire in 2017, 2018, and 2019. The fee surface is covered by three separate Surface Use Agreements which include damage payments paid on an annual basis. The mining leases have a variety of royalty payments based on a fixed rate, a two tier system, or a sliding scale system. One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have a two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75 per pound, and 8% for a U3O8 price equal to or greater than $75 per pound. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four leases have a sliding scale royalty that runs from a low of 4.0% at a U3O8 price of $40 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four of the leases have a sliding scale royalty that runs from a low of 4.5% at a U3O8 price of $49.99 up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. There is an overriding royalty interest held by Excalibur Industries that covers some of the unpatented claims located in Sections 20, 21, 28 and 29, Township 43 North, Range 76 West, which is a two-tiered royalty based on quarterly production of U3O8 and adjusted annually by the actual amount of U3O8 sold during the previous year. The royalty amounts are based on the average quarterly spot price for U3O8, and they are 6% for a U3O8price equal to or less than $45 per pound and 8% for a U3O8 price greater than $45 per pound. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Two of the Surface Use Agreements have a two tiered royalty based on the sales price of the U3O8 received by Uranerz, and they are 1% for a sales price of less than $50 per pound; and 2% for a sales price of equal to or greater than $50 per pound.

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
The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:
Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	SEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained

Notes:	NRC - Nuclear Regulatory Commission
EPA – Environmental Protection Agency
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollutant Discharge Elimination System
SEO - State Engineer's Office
Under the licensed plan, the Nichols Ranch Plant has been built, and a satellite processing facility is licensed for the Hank Project. In March 2010, Uranerz commenced preparation of the environmental permit and license applications for the Jane Dough Property, which is adjacent to the Nichols Ranch Wellfield and which is expected to share its infrastructure. This enables us to revise the original PO by bringing the Jane Dough Property into extraction operations before the Hank Project. Due to its close proximity, extracted solutions from the Jane Dough Property may be delivered directly to our Nichols Ranch Plant by pipeline, thus eliminating the need for a larger capital outlay to construct a satellite plant as is planned for the Hank Project. Our Jane Dough Property includes the Doughstick, South Doughstick and North Jane properties. Additional wellfields may be added to the extraction operations plan as we continue to assess geological data. We submitted the following applications in 2014 in order to add the Jane Dough Property to the licensed Nichols Ranch Project: (i) a source material license amendment application for our Jane Dough Property to the NRC to add the Jane Dough Property to the existing license for the Nichols Ranch Project, and (ii) an application to the Wyoming Department of Environmental Quality for an amendment to our Permit to Mine to incorporate the Jane Dough Property. These applications were accepted for review by the Wyoming Department of Environmental Quality in 2014 and the NRC in 2015 and are both expected to be granted by mid-2017.

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
The properties in the Nichols Ranch Project contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked roll front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Nichols Ranch Project are found in the Eocene Wasatch Formation (“Wasatch”). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The medium grain size and relatively good sorting of this sediment implies water transportation, probably in a meandering river/stream system. The Wasatch Formation is interlaid with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlie the Paleocene Fort Union Formation, another fluvial sedimentary unit.
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
Mineral Resource Estimates

BRS prepared an updated NI 43-101 compliant Mineral Resource estimate for the Nichols Ranch Project in the Nichols Ranch Technical Report. The updated Mineral Resource estimate is effective as at January 1, 2015 and is summarized in the table below. Mineral Resources were estimated using the GT Contour method. The primary data used in evaluation are equivalent uranium values as quantified by downhole geophysical logging reported as %e U3O8. Radiometric equilibrium was evaluated and a disequilibrium factor (DEF) of 1 was used. The minimum uranium grade included in the estimate was 0.02% eU3O8. A minimum grade of 0.02% U3O8 and GT (grade x thickness) of 0.20 were used in these resource calculations. Mineral resources are reported at a cutoff of 0.20 GT which is the cutoff applied at the Nichols Ranch Project. This 0.2 GT cutoff was used in this evaluation without direct relation to an associated price. The table below provides a summary of Mineral Resources by classification following CIM guidelines. There are no Mineral Reserves on the property at this time. BRS noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Project Total Remaining Measured and Indicated Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)	Energy Fuels Pounds(2) (000)
Measured Resources	450	0.140	1,259	1,161
Indicated Resources	2,770	0.111	6,171	5,500
Total M&I	3,306	0.115	7,674	6,905
Inferred Resources	593	0.100	1,184	1,112
(1) Remaining Measured Mineral Resource includes reduction for production of 325,083 pounds from January 1, 2016 through January 1, 2017. A total of 80,510 pounds of U3O8 were added to the resource estimate to reflect the results of drilling in header houses #8 and 9 in 2016. All numbers are rounded. Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.
(2) “Energy Fuels Pounds” represent 100% of Nichols Ranch and Hank; Jane Dough is 100% in part and 81% in part through the Arkose Mining Venture.

Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Activities Subsequent to Nichols Ranch Technical Report

Subsequent to the completion of the Nichols Ranch Technical Report, the Company has continued to operate and advance the Nichols Ranch Project, as described below. The information contained in this subsection entitled “Activities Subsequent to Nichols Ranch Technical Report”, was prepared by the Company and has not been reviewed or confirmed by the authors of the Nichols Ranch Technical Report.
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
Uranerz drilled a total of 78 rotary drill holes on the Hank Property, Nichols Ranch Wellfield, and Jane Dough Property during 2006, with 46 holes demonstrating uranium mineralization. During 2006, environmental permitting activities also continued at the Hank Property and Nichols Ranch Wellfields with the completion of a total of five hydrogeologic test wells, and the drilling of six core holes. The core was submitted for laboratory testing to support permitting requirements as well as to define resource disequilibrium attributes.
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
During 2015, Uranerz engaged in drilling delineation efforts and wellfield installation at Production Area #1 of the Nichols Ranch Wellfield, where 283 extraction wells were cased and cemented. At Production Area #2 of the Nichols Ranch Wellfield, 51 monitor wells were cased and cemented. The extraction wells were connected to header houses with buried feeder lines. Initial extraction at the Nichols Ranch Wellfield began with four header houses. In 2015, two additional header houses (#5 and #6) were set on their foundations and connected to the individual extraction wells.
In 2016, the Company completed drilling 12 delineation holes and drilling and casing of 86 extraction wells in Header Houses #7 and #8 in Production Area #1. Header House #7 was turned on in March of 2016 and Header House #8 was turned on in June of 2016. In Production Area #2, 133 extraction and injection wells were drilled and cased. Header House #9 has been completed and turned on in March of 2017.
Current Status of Wellfields
All the currently planned and permitted wellfields are in Production Areas #1 and #2 of the Nichols Ranch Wellfield. The Nichols Ranch Wellfield is expected to have a total of 13 header-houses, with Production Area #1 comprising header-houses 1 through 8, and Production Area #2 comprising header-houses 9 through 13. Each of the two planned Nichols Ranch Wellfield Production Areas will include a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. See the map below illustrating Production Areas #1 & #2, and the plant.

7
8
9
JOHNSON
CAMPBELL
HH-1
HH-2
HH-3
HH-4
HH9
HH-5
HH-6
Prpposed HH10
Prpposed HH11
Prpposed HH12
Prpposed HH13
HH 7
HH 8
18
17
16
20
21
Legend
OVER
PROD
UNDER
RING
Header Houses Locations
Office_Building
Central Process Plant
PA1 & PA2
County Line
Sections
NR Permit Boundary
0
500
1,000
2,000
Feet
1 inch = 1,000 feet

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
The first five header houses and their respective wellfields in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time we acquired Uranerz in June 2015. Header house #6 was turned on in November 2015. We placed our 7th and 8th header-houses on-line in March and July 2016, respectively, thereby completing development of Production Area #1. In February, 2017 we completed construction on our 9th header-house, marking the beginning of development in Production Area #2. Header House #9 has been completed and uranium recovery operations from Production Area #2 commenced in March of 2017.
Nichols Ranch Plant
In 2014, construction of the Nichols Ranch Plant was completed. The Nichols Ranch Plant is licensed to produce up to two million pounds of uranium per year through three major processing solution circuits: (i) a recovery and extraction circuit; (ii) an elution circuit; and (iii) a yellowcake production circuit. The Nichols Ranch Plant is currently constructed and operated with the recovery and extraction circuit and the elution circuit installed. We retain the ability to construct and operate a yellowcake drying and packaging circuit at the Nichols Ranch Plant at a later date if desired.
The Nichols Ranch Plant is currently engaged in uranium recovery operations and is processing uranium-bearing wellfield solutions from Production Areas #1 and #2 of the Nichols Ranch Wellfield. At the current time, yellowcake production is occurring at the White Mesa Mill, whereby yellowcake slurry is shipped by truck from the Nichols Ranch Project to the Mill where it is dried and packaged in drums as uranium concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third party facility for elution, drying and packaging, under a toll processing arrangement.
The Nichols Ranch Plant was acquired by the Company on June 18, 2015, through the acquisition of Uranerz. As of December 31, 2016, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $29.21 million.
The Company’s Planned Work
Header House #9 has been completed and uranium extraction began in March 2017. The addition of this header house brought another 133 extraction and injection wells online.
We expect our permit in connection with the Jane Dough Property to be granted by mid-2017.
We are currently designing a uranium extraction plan for the Jane Dough Property in conjunction with our license amendment applications, whereby we would expand extraction operations to the Jane Dough Property before expanding to the Hank Project. We are presently contemplating that our Jane Dough Property will have two targeted extraction areas.
The Hank Project, including the permitted but not constructed Hank Satellite Plant and planned Hank wellfield, is currently licensed as a satellite uranium extraction and recovery facility, with loaded resin from the satellite facility, when constructed, expected to be transported by truck to the Nichols Ranch Plant for elution. Construction activities at the Hank Project will not commence until market conditions warrant. In the future, we will consider whether to amend our current license for the Hank Project to include a pipeline to our Nichols Ranch Plant which would replace or eliminate the currently permitted satellite ion exchange recovery facility. If market conditions warrant construction activities at the Hank Project, our extraction plan for the Hank Property will likewise target two planned extraction areas. Should market conditions warrant, the Jane Dough and Hank Properties would be expected to follow a similar construction, extraction, and restoration schedule as outlined above for the Nichols Ranch Wellfield extraction areas.

The Alta Mesa Project
Unless stated otherwise, the following description of the Alta Mesa Project is derived from a technical report titled, “Alta Mesa Uranium Project, Alta Mesa and Mesteña Grande Mineral Resources and Exploration Target, Technical Report National Instrument 43-101” dated July 19, 2016, prepared by Mr. Douglas Beahm, P.E., P.G. of BRS Inc. in accordance with NI 43-101 (the “Alta Mesa Technical Report”). The author is a “qualified person” within the meaning of NI 43-101, and because the sole author is “independent” of the Company within the meaning of NI 43-101 the report is therefore considered an independent technical report under NI 43-101. The Alta Mesa Technical Report is available on SEDAR at www.sedar.com. The Alta Mesa Project does not have any known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite its history of uranium recovery activities. No current preliminary economic assessment, pre-feasibility study or feasibility study has been completed.
Property Description and Location
The Alta Mesa Project is a fully-licensed ISR uranium recovery facility that the Company acquired in June 2016 through the acquisition of EFR Alta Mesa LLC (previously named Mesteña Uranium LLC). It is located in South Texas and is currently on standby. The Alta Mesa Project is not an underground or open pit project.
The Alta Mesa central processing facility and mine office is located at 755 CR 315, Encino, Texas 78353, in Brooks County, Texas, at approximately 26° 54’ 08” North Longitude and 98° 18’ 54” West Latitude. The site is located approximately 11 miles west of the intersection of US 281 and Ranch Road 755, which is 22 miles south of Falfurrias, Texas.

The Project is located within a portion of the private land holdings of the Jones Ranch, founded in 1897. The ranch comprises approximately 380,000 acres. The ranch holdings include surface and mineral rights including oil and gas and other minerals including uranium. Active uses of the lands in addition to uranium exploration and production activities include agricultural use (cattle), oil and gas development, and private hunting.
The Project consists of Uranium Mining Leases for uranium ISR mining (4,598 acres) and Mineral Options (195,501 acres) comprising some 200,100 total acres. The Project is defined as constituting two distinct project areas with sufficient drilling to define resources. These two areas are subdivided, as listed below and illustrated on the map on the following page:

•	The Alta Mesa project area, Brooks County, Texas, comprising 16,010 acres, including,

◦	The Alta Mesa mine area and central processing facility

◦	The South Alta Mesa

◦	The Indigo Snake

•	The Mesteña Grande project area, Jim Hogg County, Texas, comprising 47,088 acres, including,

◦	Mesteña Grande Goliad

◦	Mesteña Grande North

◦	Mesteña Grande Central

◦	Mesteña Grande Alta Vista

◦	El Sordo
The remaining 137,002 acres lack sufficient exploration drilling to define any resources at this time.

Accessibility, Local Resources, Physiography and Infrastructure
The Project is located primarily in Brooks and Jim Hogg counties, Texas, with the central processing facility in Brooks County. Brooks County is generally rural and according to the 2010 United States Census, there were 7,223 people living in the county. The population density was 8 people per square mile. Most of the workers for the operation are from the local area and nearby communities such as Kingsville, Texas approximately 40 miles from the site. Some staff members commute from Corpus Christi, Texas approximately 90 miles from the site.
The Project is located in the coastal plain of the Gulf of Mexico. Topography of the lower Gulf Coast is relatively flat, whereas the upper Gulf Coast, including most of the current and past mining operations of the South Texas Uranium Province, generally has low relief, rolling plains, except where it is locally dissected by rivers and streams. Elevations range from sea level to about 800 ft in the southwest. Three major rivers from south to north are: the Nueces River, which flows into Corpus Christi Bay, and the San Antonio and Guadalupe Rivers, which flow into San Antonio Bay southeast of the city of Victoria.
The Project is accessible year round. The site is located approximately 11 miles west of the intersection of US Highway 281 (paved) and Ranch Road 755 (paved), 22 miles south of Falfurrias, Texas. Commercial airlines serve both San Antonio and Corpus Christi. Many of the local communities have small airfields and there are numerous private airfields in the region.
Overall the climate is warm and dry, with hot summers and relatively mild winters. However, the region is strongly influenced by its proximity to the Gulf of Mexico and, as a result, has a much more marine-type climate than the rest of Texas, which is more typically continental. Monthly mean temperatures in the region range from 55oF in January to 96oF in August. The area rarely experiences freezing conditions and as a result the majority of the processing facility and infrastructure is located outdoors and wellfield piping and distribution lines do not require burial for frost protection. Annual precipitation ranges from 20 to 35 inches regionally. Primary risk for severe weather is related to heavy thunderstorms and potentially effects of hurricanes in the Gulf Coast.
Local infrastructure includes electricity service which is adequate for mine and mineral processing activities. The Alta Mesa facility also has telephone and internet service in the form of a T-1 fiber optics line. The plant has an automated control and monitoring system which allows remote monitoring of the facility and includes fail safe systems which can shut down portions of the system in the event of an upset condition. The facility is fully secured with on-site and remote monitoring. Water supply for the Project is from established and permitted local wells. Liquid waste from the processing facility is disposed of via deep well injection through two permitted Underground Injection Control (UIC) Class I disposal wells. Solid waste from the processing facilities is disposed of off-site at licensed disposal facilities. No tailings or other related waste disposal facilities are needed.
The Project is located on an operating cattle ranch. In addition there is significant local oil and gas development and production. The Alta Mesa area was first developed as an oilfield in the 1930’s with production ongoing, primarily for natural gas. Other land uses include farming and recreational uses such as hunting.

WEBB CO.
JIM HOGG CO.
MESTENA GRANDE GOLIAD
HWY 359
HWY 16
HWY 359
HEBRONVILLE, TX.
HWY 285
State HWY 1017
DUVAL CO.
BROOKS CO.
JIM WELLS CO.
MESTENA GRANDE NORTH
HWY 16
MESTENA GRANDE CENTRAL
EL SORDO
MESTENA GRANDE ALTA VISTA
State HWY 1017
INDIGO SNAKE
SEE FIGURE 14.1 FOR AREA NAMES IN THIS AREA
FM 755
TO INTERSTATE 69C
SOUTH ALTA MESA
JIM HOGG CO.
BROOKS CO.
STARR CO.
HIDALGO CO.
FM 755

GRAPHIC SCALE
4MI
0
2MI
4MI
1 inch = 4 miles

LEGEND

PROPERTY BOUNDARY	(grey line)
COUNTY LINE	(red dash-dot line)
EXISTING ROAD	(brown dashed line)
AREA BOUNDARY	(black line)
MESTEÑA GRANDE PROJECT AREA	(green fill)
ALTA MESA PROJECT AREA	(grey-blue fill)

PREPARED FOR
ENERGY FUELS INC.

PREPARED BY
BRS INCORPORATED
1130 Major Avenue, Riverton, WY 82501

ALTA MESA URANIUM PROJECT
BROOKS AND JIM HOGG COUNTIES, TEXAS, USA

DRAWING NAME: PROPERTY MAP, BROOKS AND JIM HOGG COUNTIES

DRAWN BY: CDS	REVISION NO.	DATE	BY	DRAWING SCALE: 1"=4 MILES
DATE: 5/20/14				
CHECKED BY: DLB				FIGURE:
LAST PLOT DATE: 5/23/14				4.1
CAD FILE: USERV/JONESRANCHURANIUM/REPORT FIGURES 2014/FIG4.1 PROPERTY MAP

The area is regionally classified as a coastal sand plain. Brooks County comprises 942 square miles of brushy mesquite land. The nearly level to undulating soils are poorly drained, dark and loamy or sandy; isolated dunes are found. In the northeast corner of the county the soils are light-colored and loamy at the surface and clayey beneath.

The mineral leases and options described below include provisions for reasonable use of the land surface for the purposes of ISR mining and mineral processing. Alta Mesa is a fully licensed, operable facility with sufficient sources of power, water, and waste disposal facilities for operations and aquifer restoration. While the current staff level has been reduced, sufficient local personnel are available for mine operations.
Ownership
Mineral ownership in Texas is a private estate. Private title to all land in Texas emanates from a grant by the sovereign of the soil (successively, Spain, Mexico, the Republic of Texas, and the state of Texas). By a provision of the Texas Constitution the state released to the owner of the soil all mines and mineral substances therein. Under the Relinquishment Act of 1919, as subsequently amended, the surface owner is made the agent of the state for the leasing of such lands, and both the surface owner and the state receive a fractional interest in the proceeds of the leasing and production of minerals.

The Project consists of a private Uranium Solution Mining Lease (4,598 acres) and Options (195,501 acres) for uranium comprising some 200,100 total acres consisting of acreage associated with currently approved mining permits issued by the Texas Commission on Environmental Quality and 9 prospect areas.

The Uranium Solution Mining Lease, originally dated June 1, 2004, covers 4,575 acres, more or less, out of the “La Mesteñas” Ysidro Garcia Survey, A-218, Brooks County, Texas and “Las Mesteñas Y Gonzalena” Rafael Garcia Salinas Survey, A-480, Brooks County, Texas (description corrected in a later amendment) has been superseded by the Amended and Restated Uranium Solution Mining Lease dated June 16, 2016, as part of the share purchase agreement between the Company and the various former holders of the Alta Mesa Project. The Lease now covers uranium, thorium, vanadium, molybdenum, other fissionable minerals, and associated minerals and materials under 4,597.67 acres. The term of the amended lease is fifteen (15) years commencing on June 16, 2016 or so long as the lessee is continuously engaged in any mining, development, production, processing, treating, restoration or reclamation operations on the leased premises. The amended lease can be extended by the Lessee for an additional 15 years upon payment of an undisclosed cash payment. The lease includes provisions for royalty payments on the net proceeds (less allowable deductions) received by the Lessee. The royalty payment is 7.5% of Market Value of Product sold at a uranium price greater than $95.00 per pound, 6.25% of Market Value of Product sold at a uranium price greater than $65.00 and up to and including $95.00 per pound, and 3.125% of the Market Value of Product sold at a uranium price of $65.00 or less per pound.

The Uranium Testing Permit and Lease Option Agreement, originally dated August 1, 2006, covers all of the land containing mineral potential as identified through exploration efforts and covers uranium, thorium, vanadium, molybdenum, and all other fissionable materials, compounds, solutions, mixtures, and source materials, has been superseded by the Amended and Restated Uranium Testing and Lease Option Agreement dated June 16, 2016, as part of the share purchase agreement between the Company and the various holders of the Alta Mesa Project. It now covers some 195,501.03 acres. The term of the amended lease and option agreement is for eight years commencing June 16, 2016. The amended lease and option agreement can be extended by the grantee for an additional seven years. Certain payments by the Grantee to the Grantor are required prior to year three of the initial eight year lease. The amended Lease Option Agreement provides for designating acreage to be leased for production by making certain payments to the Grantor (cash or stock). If acreage designation occurs within the first three years of the initial eight year lease, the payments will be deducted from the certain payments required by year three in the lease option agreement. The grantor then has sixty business days to execute and return the lease.

Amended surface use agreements have been entered into with all of the surface owners on the various prospect areas as part of the Membership Interest purchase agreement between the Company and the various former holders of the Alta Mesa Project. These amended agreements, unchanged from those originally entered into on June 1, 2004, provide, amongst other things, for stipulated damages to be paid for certain activities related to the exploration and production of Uranium. Specifically, the agreements call for CPI adjusted payments for the following disturbances: exploratory test holes, development test holes, monitor wells, new roads, and related surface disturbances. The lease also outlines an annual payment schedule for land taken out of agricultural use around the area of a deep disposal well, land otherwise taken out of agricultural use, and pipelines constructed outside of the production area.

Surface rights are expressly stated in the lease and in general provide the lessee with the right to ingress and egress, and the right to use so much of the surface and subsurface of the leased premises as reasonably necessary for ISR mining. Open pit and/or strip mining is prohibited by the lease.

Ad valorem tax rates per $100 of taxable value applicable to tangible property for 2016 were as follows:
Brooks County                 0.743829
Brooks County Rd and Bridge         0.150000
Brooks County ISD                             1.572555
Brooks County FM FC                         0.098837
Brush Country Groundwater              0.026020

Permitting and Licensing
The Alta Mesa Project area is fully permitted for ISR mining and recovery of uranium. The table below summarizes the current permits held by EFR Alta Mesa. Similar permits would be required for the Mesteña Grande project area depending upon the nature of operations and their integration with the Alta Mesa facility.
Primary Permits and Licenses for the Alta Mesa Project

Permit, License or Approval Name	Agency	Status
Radioactive Material License	TCEQ	Obtained
Class III UIC Mine Area Permit	TCEQ	Obtained
Aquifer Exemption	TCEQ	Obtained
Production Area Authorization	TCEQ	Obtained
Class I UIC Deep Disposal Well Permits	TCEQ	Obtained
TCEQ= Texas Commission on Environmental Quality
The ISR processing facility at Alta Mesa has an operating capacity of 1.5 million pounds of uranium per year. Primary regulatory authority resides with the State of Texas. Financial assurance instruments are held by the state for completed wells, ISR mining, and uranium processing to ensure reclamation and restoration of the affected lands and aquifers in accordance with state regulations and permit requirements.
History
Alta Mesa was first discovered in the mid 1970’s by Chevron Resources as a result of researching oil and gas logs for natural gamma geophysical signatures. Chevron controlled the Alta Mesa portion of the project through June of 1985 when they returned the mineral lease due to Chevron exiting the uranium business. Chevron reportedly drilled a total of 360 holes inclusive of exploration drilling, coring, and well completion during a four year period from 1981 through 1984. In July of 1988 Total Minerals Incorporated (“Total”) executed a lease agreement for the Alta Mesa portion of the project. Total also engaged Uranium Resources Incorporated (“URI”) to complete a feasibility study for the project. The Total mineral lease was terminated as a result of the French Government requiring Total to sell all of their uranium assets to Cogema.
Subsequently, the Project was evaluated by Cogema in 1994 and later by URI. URI held the mineral lease and obtained the Radioactive Material License during the period of 1996 through 1998. EFR Alta Mesa (previously named "Mesteña Uranium LLC") was formed in 1999 and continued permitting activities in April of 2000 and completed licensing in 2003. Plant construction at Alta Mesa began in 2004 with initial production in the 4th quarter of 2005. The Project produced approximately 4.6 million pounds of uranium oxide between 2005 and 2013 via ISR mining. The facility was in production from 2005 until primary production ceased in February 2013. The Project operated in a groundwater clean-up mode until February 2015; therefore, any uranium mined since 2013 remains as in-circuit inventory.
Geology
The Alta Mesa Project is located within the Texas Gulf Coast along a belt of Tertiary and Quaternary sedimentary formations. The Project is located within the South Texas Uranium Province which is known to contain more than 100 uranium deposits that were developed in the second half of the 20th century.
Regionally uranium deposits are hosted by four formations:

•	Miocene/Pliocene Goliad Formation, consisting of fluvial deposits, mostly unconsolidated sands.

•	Miocene Oakville Formation, consisting of fluvial deposits (sands, some clay).

•	Oligocene/Miocene Catahoula Formation, consisting of fluvial deposits, mostly sands, clay, and clastic volcanic rich sediments.

•	The Jackson Group consisting of fluvial deposits sands, silt, clay, and lignite.
At the Alta Mesa Project, in order of importance, uranium is hosted by the Goliad, Oakville, and Catahoula formations.
South Texas uranium deposits are sandstone roll-front uranium deposits. The key components in the formation of roll-front type mineralization include:

•	A permeable host formation:

◦	Sandstone units of the Goliad, Oakville, and Catahoula formations.

•	A source of soluble uranium:

◦	Volcanic ash-fall tuffs coincidental with Catahoula deposition containing elevated concentration of uranium is the probable source of uranium deposits for the South Texas Uranium Province.

•	Oxidizing ground waters to leach and transport the uranium:

◦	Ground waters regionally tend to be oxidizing and slightly alkaline.

•	Adequate reductant within the host formation:

◦	Conditions resulting from periodic H2S gas migrating along faults and subsequent iron sulfide (pyrite) precipitation created local reducing conditions.

•	Time sufficient to concentrate the uranium at the oxidation/reduction interface.

◦	Uranium precipitates from solution at the oxidation/reduction boundary (REDOX) as uraninite which is dominant (UO2, uranium oxide) or coffinite (USiO4, uranium silicate).

◦
The geohydrologic regime of the region has been stable over millions of years with ground water movement controlled primarily by high-permeability channels within the predominantly sandstone formations of the Tertiary.

The structural map of the Gulf Coast area is dominated by an abundance of growth faults that trend with, or are slightly oblique to, stratigraphic strike, which is more or less parallel to the Gulf of Mexico. In addition, local structural features such as salt domes influence the distribution and deposition of uranium mineralization potentially through various mechanisms including effects on ground water flow and the introduction of additional reductant via the migration of H2S gas along the faulting related to the salt dome intrusion. This mechanism is thought to be of importance at Alta Mesa.
Mineralization
The Alta Mesa Project is located in the South Texas Uranium Province. Mineralization within the South Texas Uranium Province is interpreted to be dominantly roll-front type mineralization and primarily of epigenetic origin. Roll-fronts are formed along an interface between oxidizing ground water solutions which encounter reducing conditions within the host sandstone unit. This boundary between oxidizing and reducing conditions is often referred to as the REDOX interface or front. Mineralization tends to be very continuous.
Within the Alta Mesa portion of the Project, Quaternary formations are exposed at the surface. These are conformably underlain by the Goliad Formation, the primary uranium host. Alta Mesa ISR mine units have exploited uranium mineralization in the Goliad C sands within PAA-1, PAA-2, PAA-3, PAA-4, and PAA-6. The B sand was targeted in PAA-5. Mineral resources have been estimated for the A, B, C, and D sands. Exploration targets in the South Alta Mesa area lie within successively deeper D, E, F, G, and H sands of the Goliad.
Within the Mesteña Grande portion of the project, mineralization is also present in the Goliad Formation but is dominantly found in the Oakville Formation. In the western portion of Mesteña Grande mineralization is found in the Catahoula Formation. Mineral resources have been estimated for all areas within the Mesteña Grande portion of the project.
Present Condition of the Property and Work Completed to Date
The Alta Mesa Project produced approximately 4.6 million pounds of uranium oxide between 2005 and 2013 via In Situ Recovery mining. The facility was in production from 2005 until primary production ceased in February 2013. The Project operated in a groundwater clean-up mode until February 2015; therefore, any uranium mined since 2013 remains as in-circuit inventory. The first wellfield (PAA-1) has undergone restoration and is currently being monitored for restoration stability. All other wellfields are being maintained by a small bleed (less than 100 gpm) for permit compliance. The bleed solutions are disposed of in the deep disposal wells.
Drill data is available for a total of 10,744 drill holes of which approximately 3,000 are within existing wellfields. The primary assay data for the Project is downhole geophysical log data. EFR Alta Mesa relied entirely on prompt-fission-neutron (PFN) logging for uranium grade assay and used natural gamma logging to screen intervals for PFN logging. Of the 10,744 drill holes in the Alta Mesa database, PFN logging was not available for only 7.2% of the drill holes. For the Mesteña Grande portion of the Project, all 460 drill holes were completed by EFR Alta Mesa and all gamma intercepts greater than 0.02 %eU3O8 were logged by PFN.

Whereas EFR Alta Mesa LLC relied on PFN log data for determination of uranium grade, this method being a direct measurement of uranium content and not an equivalent radiometric assay, assessment of disequilibrium factor (DEF) is not applicable in this case where 92.8% of the data is PFN assay.
The Company’s Planned Work
During 2017, the Company expects to maintain the Alta Mesa Project on standby; however, Alta Mesa is capable of ramping up to commercial production levels within approximately six months of a positive production decision by the Company with only minimal capital requirements.
Mineral Resource Estimates
Mineral resources have been estimated for both the Alta Mesa and Mesteña Grande areas by Douglas Beahm of BRS Engineering in accordance with CIM standards and definitions, and are summarized in the respective tables below. Mineral Resources for the Alta Mesa Project are estimated by classifications, meeting CIM standards and definitions as measured, indicated, and inferred mineral resources, at a 0.30 GT cutoff.
There are no Mineral Reserves on the property at this time. Mr. Beahm of BRS noted that he is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.
Alta Mesa and Mesteña Grande Resource Summary

ALTA MESA AND MESTEÑA GRANDE	TONS	AVG. GRADE	POUNDS
MINERAL RESOURCE SUMMARY 0.30 GT CUTOFF	(000)	%U3O8	(000)

TOTAL MEASURED MINERAL RESOURCE*	123	0.151	371

ALTA MESA INDICATED MINERAL RESOURCE	1,393	0.106	2,959

MESTEÑA GRANDE INDICATED MINERAL RESOURCE	119	0.120	287

TOTAL MEASURED AND INDICATED RESOURCE	1,635	0.111	3,617

ALTA MESA AND MESTEÑA GRANDE	TONS	AVG. GRADE	POUNDS
MINERAL RESOURCE SUMMARY 0.30 GT CUTOFF	(000)	%U3O8	(000)

ALTA MESA INFERRED MINERAL RESOURCES	1,230	0.128	3,192

MESTEÑA GRANDE INFERRED MINERAL RESOURCE	5,733	0.119	13,601

TOTAL INFERRED RESOURCE	6,963	0.121	16,793
*The Total measured mineral resources are that portion of the in-place mineral resource that are estimated to be recoverable within existing wellfields. Wellfield recovery factors have not been applied to indicated and inferred mineral resources.

The White Mesa Mill

Grand Junction
70
6
Green River
10
70
50
141
Torbyn
128
72
Moab
Whirlwind
24
Montrose
La Sal Complex
191
46
90
Rim
Henry
Mountains
Complex
141
Sage Plain
Daneros
Monticello
276
Dove Creek
95
191
Blanding
UTAH
COLORADO
666
Halls Crossing
276
N
0
12.5
25
Miles
White Mesa Mill

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

In full operation, the Mill employs approximately 150 people. If no Vanadium ores are being processed, the Mill employs approximately 110 people.
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
Permitting and Licensing
The White Mesa Mill holds a Radioactive Materials License through the State of Utah (the “Mill License”). Uranium milling in the U.S. is primarily regulated by the NRC pursuant to the Atomic Energy Act of 1954, as amended. The NRC’s primary function is to ensure the protection of employees, the public and the environment from radioactive materials, and it also regulates most aspects of the uranium recovery process. The NRC regulations pertaining to uranium recovery facilities are codified in Title 10 of the Code of Federal Regulations. These regulations also apply to our ISR facilities in Wyoming and Texas.

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for renewal of the license on February 28, 2007. A draft renewal license was published for comment by UDEQ in the 4th quarter of 2011. UDEQ is currently in the process of reviewing the public comments and performing additional environmental reviews. It is expected that UDEQ will re-publish the license for further public comment by mid-2017. Energy Fuels expects that the renewed license will be issued by UDEQ by the end of 2017. During the period that the State is reviewing the license renewal application, the Mill is authorized to operate under its existing Radioactive Materials License. The Mill’s license was initially issued in 1980 and was renewed in 1987 and 1997.
When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and implements the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether or not the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewal application is currently under review by UDEQ, and the renewed GWDP is expected to be issued concurrently with the renewed Radioactive Materials License later this year. During the review period the Mill can continue to operate under its existing GWDP. The White Mesa Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.
The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $22.6 million as of December 31, 2016, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.
History
The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time it transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997, and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2016, the Mill has recovered a total of approximately 37 million pounds of U3O8 and 46 million pounds of vanadium.
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
The White Mesa Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009, but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014, and continued processing alternate feed materials through December 2015. In 2016, the Company continued processing several alternate feed materials and processed 45,057 tons of mineralized material from its Pinenut mine.
Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels. Mineral processing at the Mill over the past five years is shown below. (Note, only mineral processing since June 30, 2012 has been for the account of Energy Fuels).(1)

Project or Source	2016	2015	2014	2013	2012(1)
Alternate Feed Materials(2)
Tons (000)	1	1	1	3	7
Ave % U3O8	11.63%	9.21%	16.94%	5.03%	3.09%
Pounds U3O8 (000)	170(3)(4)	229(3)	391(3)	351	433
Tailing Solution Recycle and In-Circuit Material(5)
Pounds U3O8 (000)	78	67(5)	---	---	---
Conventional Feed Materials
Tons (000)	45	---	49	126	125
Ave % U3O8	0.49%	---	0.56%	0.26%	0.33%
Pounds U3O8 (000)	433	---	552	655	836
Total Pounds U3O8 Recovered (000)	681	296	943	1,006	1,269
Total Pounds V2O5 Recovered (000)	---	---	---	1,303	235
Notes:

(1)
Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill, which is not necessarily the year in which the materials were extracted from the project facilities. It should also be noted that production to June 29, 2012 pre-dates the Company’s ownership of the US Mining Division, and was therefore for the account of the previous owner.

(2)
All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2012 – 2016. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period.

(3)
The 172,000 pounds recovered in 2016 includes nil pounds recovered for the accounts of third parties; the 229,000 pounds recovered in 2015 includes 72,281 pounds recovered for the accounts of third parties, and the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties.

(4)
Material recovered originated from several different sources that were fed to process at various times in 2015 and 2016. Therefore, the recovered amount is independent of the reported feed amount for any given period.

(5)
Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional ore processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source. Of these 33,880 pounds, 6,524 pounds are attributed to in-circuit material from Nichols Ranch.

Present Condition of the Property
Planned Operations and Maintenance
The White Mesa Mill processed conventional material from June to mid-August 2014. The alternate feed circuit was operating throughout 2014 and 2015, and stopped processing materials in July of 2016. The White Mesa Mill processed conventional ore in the second and third quarter of 2016 and processed alternate feed materials during the remainder of the year. The Mill operations registered zero lost time accidents in 2016.
The Mill completed certain deferred maintenance activities in 2016, including the replacement of five leach tanks which were required for conventional mineral processing.
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
Total Cost of Project
The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2016, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
The Company continues to process alternate feed material at the White Mesa Mill. During 2017 the Mill is expected to continue alternate feed processing and recovery of uranium from uranium dissolved in the Mill's ponds, as well as pursue additional alternate feed materials and other sources of feed for the Mill.

The Canyon Project

89
Kanab
89
UTAH
Colorado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Pinenut
67
Arizona 1
89
Colorado River
Wate
160
Canyon
N
0
5
10
20
Miles
180
Copyright:© 2014 Esri

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
Property Description and Location
The Canyon Project is a partially constructed underground uranium project with: a headframe, a hoist, a compressor and an almost completely sunk shaft. The site is located south of the Grand Canyon National Park, in Sections 19 and 20, T29N, R3E, Coconino County, Arizona, 153 miles north of Phoenix and six miles south of Tusayan, Arizona in the Kaibab National Forest. The Canyon Project was acquired by Energy Fuels in its June 2012 acquisition of Denison’s US Mining Division.
The Canyon Project is located in the Arizona Strip mining district. The Arizona Strip is an area largely bounded on the north by the Arizona/Utah state line; on the east by the Colorado River and Marble Canyon; on the west by the Grand Wash Cliffs; and on the south by a midpoint between the city of Flagstaff and the Grand Canyon. The area encompasses approximately 13,000 square miles. Uranium-bearing material from the Arizona Strip mines is hauled by truck to the White Mesa Mill where it is processed. The Company’s Arizona 1, Pinenut (now in reclamation) and EZ Projects are located north of the Grand Canyon. The Canyon Project, along with the Wate Project, are located south of the Grand Canyon. The Canyon Project is 325 road miles from the Mill.
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
Permitting and Licensing
The Canyon Project is located on public lands managed by the USFS and has an approved PO with the USFS. In September 2009, the groundwater General Permit was received for the storm water storage ponds. An Air Quality Permit was issued by ADEQ in March 2011 and renewed in 2016. Although the Canyon Project is estimated to contain 82,800 tons of mineralized material, which is less than the 100,000 tons required to trigger the need for a National Emissions Standard for Hazardous Air Pollutants (“NESHAP’s”) approval under the U.S. Clean Air Act, the Company received EPA’s approval of a voluntary NESHAP’s application for the Canyon Project in September of 2015, in order to be prepared in the event the total tons of mineralized material over the life of the project were to exceed 100,000 tons.
Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres, and has little if any impact on groundwater since most of the mines are relatively dry. The overall environmental impact is small. Nevertheless, the Grand Canyon area is environmentally sensitive in many ways and the permitting, development, and operation of a uranium extraction facility in this area has been a contentious issue. In 2009, as described below, over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights. Environmental liabilities at the Canyon Project are bonded at their total expected reclamation cost.
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
History
Uranium exploration and mining of breccia pipe uranium deposits started in 1951 when a geologist employed by the U.S. Geological Survey noted uranium ore on the dump of an old copper prospect on the South Rim of the Grand Canyon of Northern Arizona. The prospect was inside the Grand Canyon National Park, but on fee land that predated the park. A mining firm acquired the prospect and mined this significant high grade uranium deposit, called the Orphan Mine. By the time mining ended in the early 1960s, 4.26 million pounds of U3O8 and some minor amounts of copper and silver had been produced.
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
Denison did not carry out any surface exploration on the Canyon Project since its acquisition of the project in 1997, nor has the Company to date. Exploration for breccia pipes in northern Arizona typically begins with a search for surface expressions of circular features. This search was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency (VLF), and time domain electromagnetics. Other techniques tested included: geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.
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

These breccia pipes are surrounded by bleached zones where unaltered red sediments contrast sharply with grey-green bleached material. Age dating and disequilibrium determinations indicate that remobilization of uranium has occurred. Uranium concentrations in the upper levels of a pipe tend to be in equilibrium. With depth, disequilibrium in the deposits increases in favor of the chemical assays.
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
Mineral Resource Estimate
Initial Mineral Resource estimates were prepared for the Canyon deposit using historical drill hole data provided by Energy Fuels. RPA interpreted a set of cross sections and plan views to construct 3-D grade-shell wireframe models at 0.2% eU3O8. Variogram parameters were interpreted and eU3O8 grades were estimated in the block model using kriging. The grade-shell wireframes were used to constrain the grade interpolation. All blocks within the 0.2% eU3O8 grade-shell wireframes, regardless of grade, were included in the Mineral Resource estimate.
There are no Mineral Reserves estimated at the Canyon deposit at this time. Due to difficulties encountered in validating historical data, all Mineral Resources were classified as Inferred Mineral Resources. In June 2012, RPA estimated the Inferred Mineral Resources for Canyon as shown in the following table.
Canyon Inferred Mineral Resource Estimates (1)

	Tons (000)	Grade (%) eU3O8 (2)(3)	Contained eU3O8 (000 lbs)
Canyon	82.5	0.98	1,629
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
In its feasibility studies of the various Arizona Strip breccia pipes compiled during the 1980’s and 1990’s, EFN typically used a cut-off grade of 0.15% U3O8. We concluded that a reasonable cut-off grade for long term sustainable market conditions would be approximately 0.20% U3O8. This cut-off grade was applied by RPA to the Canyon breccia pipe deposit. RPA applied a tonnage factor of 13 ft.3 which had been used in the historical resources and substantiated by Hack Canyon mines’ production data.
Activities Subsequent to Arizona Strip Technical Report
Subsequent to the completion of the Arizona Strip Technical Report, the Company has continued to advance the Canyon Project, as described below. The information contained in this subsection entitled “Activities Subsequent to Arizona Strip Technical Report”, was prepared by the Company and has not been reviewed or confirmed by the authors of the Arizona Strip Technical Report.
Present Condition of the Property and Work Completed to Date
At the Canyon Project, all surface facilities are in place, and construction of the shaft continued throughout 2016. As of March 8, 2017 shaft sinking had progressed to approximately 1,433 feet below ground surface. As the shaft sinking advanced, shaft stations were developed at depths of 1,000 feet (elevation 5,506 feet above sea level), 1,220 feet (elevation 5,286) and 1,400 feet (elevation 5,106). These are designated the 1-3 Level, the 1-4 Level and the 1-5 Level, respectively. A drill station was cut on the 1-3 Level at a distance of 70 feet from the shaft, as well as on the 1-4 Level at a distance of 160 feet to the southwest of the shaft as well as on the 1-5 Level at a distance of 170 feet to the south of the shaft.

Core drilling began on the 1-3 Level in July 2016 concurrently with shaft sinking to the 1-4 Level. The purpose of the underground core drilling, as was the case in all other previously mined breccia pipe deposits, is to better define the extents and tenor of the deposit, since the limited drilling from the surface is inadequate for the final development of the mining plan. During the summer 2016 drilling campaign, fifteen core holes totaling 12,386 feet were drilled from the 1-3 Level. Analysis of the core showed considerable values of copper and silver occurring within and immediately adjacent to the uranium deposit. At the second drill station on the 1-4 Level percussion drilling of 25 long holes totaling 4,058 feet was completed to further evaluate the uranium only with gamma probing at this level. A winter core drilling campaign began in December 2016 on the 1-4 Level. By year end it consisted of 10 completed holes totaling 2,308 feet which further defined the uranium, copper and other metals in this deposit. A third drill station was also cut on the I-5 Level. The core drilling is continuing in early 2017 with an estimated 7,130 feet of additional core drilling expected to be completed on the I-4 Level and 4,510 feet on the I-5 Level. The Company reported the success of the core drilling, including the high-grade copper values, in a series of press releases throughout the second half of 2016 and the first two months of 2017.

Tables 1 and 2 below show previously released chemical assay data of underground drill core that was drilled in 2016 and 2017. The chemical assays are from drilling done from the first level (1,000-foot depth) and second level (1,230-foot depth) of the mine. The information presented represents assay results from 157 samples that were taken from split NQ size core ranging from 2 to 10 feet lengths. Assay analysis was performed at the White Mesa Mill Laboratory (“WMM”).  U3O8 was analyzed using spectrophotometry, and copper was analyzed using ICP-OES. A QA/QC program has been implemented for the Canyon core drilling campaign.  The QA/QC program includes: fine duplicates (2 per 100 samples are split and both samples are analyzed by the Mill lab and compared); coarse duplicates (2 per 100 samples are split and both samples are analyzed by the Mill lab and compared); standards and blanks (8 per 100 samples are certified standards or blanks and the Mill lab results are compared to the certified values, and 3 different sample standards and 2 different sample blanks are used in the program); and third party laboratory analysis (a split of 4 per 100 samples are sent to Inter-Mountain Labs, Inc. (IML) in Sheridan, Wyoming for independent uranium and copper testing; the IML results are then compared to the Mill lab results; to date 32 IML results have been received and confirmed to be consistent with the Mill lab results). In general, the breccia pipe mineralized zone where the samples were collected is orientated vertically, varies in diameter from 140 to 190 feet, and ranges in depth from 1,200 to 1,600 feet below the surface.

Table 1: All Previously Released Chemical Assay Drill Intercepts
Intercept	Drill	From	To	Intercept	U308	CU %	Azimuth	Dip	Depth
No.	Hole			feet			deg.	deg.	(below surface)
1	2	213	318	105.00	0.17%	9.55%	225	-63	1,190
2[1]	3	205	265	60.00	0.02%	7.66%	213	-63	1,182
3[2]	4	294	335	41.0	1.09%	2.75%	211	-75	1,285
4	4	335	342	7.0	0.01%	9.95%	213	-75	1,320
5	5	265	319	54.00	0.72%	9.19%	224	-70	1,250
6	6	298	342	44.0	0.74%	10.22%	228	-75	1,284
7	7	302	348	46.0	1.37%	13.52%	240	-74	1,287
8[3]	8	316	374	58.00	0.75%	13.91%	244	-74	1,305
9	11	372	390	18.0	1.23%	7.74%	240	-78	1,360
10	11	636	642	6.0	16.99%	1.20%	240	-78	1,618
11	12	302	314	12.0	1.78%	3.81%	224	-76	1,294
12[4]	12	332	340	8.0	0.84%	26.20%	224	-76	1,318
13	13	348	360	12.0	0.95%	6.83%	195	-76	1,334
14	14	296	300	4.0	8.35%	1.64%	200	-75	1,281
15	14	334	354	20.0	0.93%	9.30%	200	-75	1,319
16[5]	15	436	444	8.0	0.02%	12.87%	250	-79	1,420
17	16	12	70	58.0	0.51%	5.57%	200	-60	1,221
18	25	14	42	28.0	0.61%	10.08%	180	-40	1,221
19	26	18	42	24.0	0.56%	18.17%	180	-30	1,221
20	27	12	44	32.0	0.29%	11.54%	180	-20	1,216

Table 2: High-Grade Copper Sample Chemical Assays - Included in Intercepts Above
Sample	Drill	From	To	Intercept	U308	CU %	Azimuth	Dip	Depth
No.	Hole			feet			deg.	deg.	(below surface)
1	2	228	233	5.0	0.95%	21.36%	226	-63	1,204
2	2	233	238	5.0	0.04%	14.42%	226	-63	1,208
3	2	253	258	5.0	0.08%	29.94%	225	-63	1,226
4	2	258	263	5.0	0.08%	29.74%	225	-63	1,231
5	3	225	235	10.0	0.01%	16.06%	213	-63	1,200
6	5	289	294	5.0	4.01%	29.97%	224	-70	1,272
7	8	334	339	5.0	3.96%	31.69%	244	-74	1,322
8	8	339	344	5.0	0.13%	19.04%	244	-74	1,327
9	8	364	369	5.0	0.05%	25.50%	244	-74	1,351
10	8	369	374	5.0	1.18%	19.47%	245	-74	1,356

Notes for Table 1 and Table 2:

1)	Previously released as a 55 feet intercept, corrected to 60 feet.

2)	U3O8 and copper assay values have been adjusted higher after final lab analysis.

3)	Copper assay value has been adjusted higher after final lab analysis.

4)	U308 assay value has been adjusted higher after final lab analysis.

5)	Copper assay value has been adjusted downward after final lab analysis.

6)	For intercept numbers 1, 2, 3, 5, 8 and sample numbers 1 through 10, previously released silver assays ranged from 0.67 to 6.32 toz/ton.

7)	For intercept numbers 4, 6, 7, and 9 through 20, the intercepts were composited using a nominal cut-off grade of 0.30% U3O8 or 4.00% copper.

8)	For intercept numbers 1, 2, 3, 5, and 8, the intercepts were composited to present the high copper content

Evaluation of the value-added by the copper is in progress, including whether or not copper can be recovered from the mineralized material at the Company’s White Mesa Mill.

The Canyon Project was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Canyon Project has been fully impaired, and as of December 31, 2016, the total cost attributable to the Canyon Project and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
We intend to continue shaft level advancement in the first quarter of 2017, at which time the shaft is expected to be completed to a depth of 1,470 feet below surface, and evaluation at the Canyon Project throughout 2017. The Company plans to issue an updated NI 43-101 compliant technical report to discuss any changes in the resource estimation in 2017. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.
Mineral Resource and Reserve Update
There have not been any updates to the Mineral Resources and Mineral Reserves since the date of the Arizona Strip Technical Report. The Company is in the process of evaluating the radiometric and chemical assay data generated by the on-going core drilling project. A Mineral Resource update is expected to be completed and filed in mid to late 2017.

The Roca Honda Project

NEW MEXICO
Roca Honda
Crownpoint
Gallup
Grants
371
197
666
509
566
279
40
57
334
605
602
53
N
0
5
10
20
Miles
Copyright:© 2014 Esri

Except as noted concerning land tenure and permitting efforts, the following technical and scientific description of the Roca Honda Project is based on a technical report titled "Technical Report on the Roca Honda Project, McKinley County, State of New Mexico, U.S.A." dated October 27, 2016, prepared by Robert Michaud, P.Eng., Stuart E. Collins, P.E., and Mark B. Mathisen, C.P.G., all of Roscoe Postle Associates (“RPA”) and Harold Roberts, then Executive Vice President of the Company, in accordance with NI 43-101 (the “Roca Honda Technical Report”). The purpose of the Roca Honda Technical Report was to update the Preliminary Economic Assessment ("PEA") of the Project in light of changes in the Project ownership interest and the acquisition of additional mineral property. Each of the authors of the Roca Honda Technical Report is a “qualified person” and all but one is “independent” of the Company within the meaning of NI 43-101. Harold R. Roberts, P.E., was Executive Vice President, Conventional Operations of the Company at the time he co-authored the PEA; however, the independent authors of the Report have assumed overall responsibility for all items of the technical report, and the Report is therefore an independent technical report under NI 43-101. The Roca Honda Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Roca Honda Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.
We acquired most of the Roca Honda Project on August 29, 2013 as a result of our acquisition of Strathmore. Certain adjacent properties (the "Adjacent Properties") (which now form part of the Roca Honda Project) were acquired from Uranium Resources, Inc. ("URI") in June 2015.
Property Description and Location
The Roca Honda Project is an underground uranium project that is being permitted by the Company’s wholly-owned subsidiary, Strathmore Resources, U.S. Ltd. as operator of Roca Honda Resources, LLC (“RHR”). RHR was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo and transferred the property to RHR. Strathmore purchased Sumitomo's 40% interest in RHR on May 27, 2016. The Roca Honda Project is located approximately three miles northwest of the community of

San Mateo, New Mexico, near the southern boundary of McKinley County and north of the Cibola County boundary, and approximately 22 miles by road northeast of Grants, New Mexico. The property is located in the east part of the Ambrosia Lake subdistrict of the Grants Mineral Belt in northwest New Mexico and comprises nearly all of Sections 5, 6, 8, 9, 10, and a narrow strip of Section 11, the New Mexico State Lease, consisting of Section 16, and the fee mineral interest in Section 17, all in Township 13 North – Range 8 West (T13N-R8W), New Mexico Principal Meridian. Mineralized material from the Roca Honda Project will be shipped by highway truck to the White Mesa Mill, where it will be processed for the recovery of uranium. The Roca Honda Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.
Accessibility, Climate, Local Resources and Physiography
The Roca Honda property is located approximately 17 miles (22 miles by road) northeast of Grants, New Mexico. The southern part of the property, on Sections 16 and 17, can be reached by traveling north from Milan, New Mexico on State Highway 605 toward the town of San Mateo to mile marker 18 and then north on a private gravel road. Access rights from Highway 605 onto Section 16 have been subject to temporary agreements with the surface owner, Fernandez Company, the latest of which expired on December 31, 2015. When the Company acquired the mineral rights to Section 17 in the URI transaction, it acquired surface access rights to Section 17 and Section 16, which the Company believes provides all necessary access. The Company is in discussions with the surface owner to determine whether any further access rights may be required.
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
The Roca Honda Project area is sparsely populated, rural and largely undeveloped. The predominant land uses include low density grazing and cultivation, and recreational activities such as hiking, sightseeing, and seasonal hunting. The Roca Honda property has moderately rough topography in Sections 9 and 10 and consists of shaley slopes below ledge-forming sandstone beds, as mesas, that dip 7° to 11° northeast. Elevations range from 7,100 feet to 7,800 feet. Section 9 consists mostly of steep slopes in the west and south, with a large sandstone mesa in the north central part. Section 10 consists mostly of the dip-slope of a sandstone bed that dips from 8° to 11° east. Sections 16 and 17 have less topographic relief, with elevations ranging from 7,100 to 7,300 feet and easterly dipping slopes. Vegetation in the Roca Honda Project area consists of grasses, piñon pine and juniper trees.
Ownership
Prior to May 27, 2016, the Roca Honda Project (excluding the Adjacent Properties) was held by RHR, a jointly owned by Energy Fuels’ wholly-owned subsidiary Strathmore Resources, (US) Ltd. (60%) and Sumitomo’s subsidiaries SC Clean Energy and Summit New Energy Holding, LLC (40%). On May 27, 2016 the Company acquired Sumitomo's 40% interest in RHR, and the Roca Honda Project is now held entirely by our wholly-owned subsidiary, Strathmore Resources, (US) Ltd. As consideration for the 40% interest, the Company issued to Sumitomo 1,212,173 common shares of the Company and agreed to pay $4.5 million of cash upon the first commercial production of uranium from the Roca Honda Project. The Adjacent Properties were acquired from URI in June 2015.
The Roca Honda property covers an area of 4,440 acres, and includes 63 unpatented lode mining claims in Sections 9 and 10, 64 unpatented claims in Sections 5 and 6, 36 unpatented claims in Section 8, one adjoining New Mexico State General Mining Lease in Section 16, and the fee minerals interest in all of Section 17. The mining claims also extend onto a 9.4 acre narrow strip of Section 11. The New Mexico State Lease was acquired by David Miller (the former Strathmore CEO) on November 30, 2004, and subsequently transferred to Strathmore. Strathmore then relinquished the claim and acquired it again in December 2015 (HG-0133) for a new 15-year term expiring on December 14, 2030. The "Roca Honda" Claims in Sections 5 and 6 were staked by Miller and Associates in September 2004 and assigned to RHR on August 28, 2013. Strathmore acquired the Adjacent Properties, comprised of the "Roca Honda" claims in Section 8 and the fee mineral interest in Section 17 on June 26, 2015 from URI.
The State Mining Lease (No. HG-0133) issued by the New Mexico State Land Office for Section 16 covers an area of 638 acres. The surface of Section 16 is leased to Fernandez as rangeland for grazing. The area covered by the Fernandez lease is also referred to as

“Lee Ranch”. The Mining Lease has a primary, secondary, tertiary, and quaternary term, each with rentals to be paid in advance, and will not expire until December 14, 2030. It can be held for the next two years (primary term) by paying only $1.00 per acre annually.
The State lease stipulates a 5% gross returns royalty to the State of New Mexico "less actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns" for production of uranium, which is designated a "special mineral" in the lease. New Mexico mining and private royalties on value of minerals extracted are shown below:
•Section 9 Gross Royalty (1%); and
•Section 16 New Mexico State Lease Royalty (5%).
Under the rights acquired in the URI transaction, a gross royalty of 1% is payable to the surface owner.
Permitting and Licensing
The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the EIS. In September 2016, an additional scoping process to incorporate Section 17 and development drilling into the mine plan was initiated by the USFS. The Supplement to the EIS is expected to be completed in 2017 with a Final EIS and Record of Decision (ROD) scheduled to be completed by mid to late 2018.
Other major permits required for the Roca Honda Project include a Permit to Mine to be issued by the New Mexico Mining and Minerals Division, a Discharge Permit issued by the New Mexico Environment Department, and a Mine Dewatering Permit issued by the New Mexico State Engineer’s Office. The Mine Dewatering Permit was approved in December 2013 but appealed by the Acoma Pueblo in January 2014. RHR subsequently proposed a new alternative for discharging treated mine water that would benefit a number of downstream users including the Acoma Pueblo. As a result, the Acoma Pueblo agreed to withdraw the dewatering permit appeal in March 2015. The two other major permits are in the agency review stage with a draft Discharge Permit expected in early 2018, and the Permit to Mine expected in late 2017 or 2018 following approval of the Final EIS. Permit approvals from the U.S. Army Corps of Engineers and the U.S. Environmental Protection Agency are also required for discharge of treated mine water associated with mine activities. Applications for these two permits are also presently undergoing agency review.
As the project has not yet been developed or operated, we are not aware of any environmental liabilities of any significance.
No permitting is required to start milling the Roca Honda Project material at the White Mesa Mill. The White Mesa Mill is fully permitted with the State of Utah, and has all the necessary operating licenses for a conventional uranium mill. As additional tailings storage capacity will eventually be required at the Mill over the life of the mine, an Amendment to the White Mesa Mill’s Radioactive Materials License issued by the Utah Division of Waste Management and Radiation Control will be required in due course to construct the next tailing cells.
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
The uranium found in the Roca Honda Project area is contained within five sandstone units of the Westwater Canyon Member. Zones of mineralization vary from approximately one foot to 30 ft. thick, 100 ft. to 600 ft. wide, and 200 ft. to 3,000 ft. in length. Uranium mineralization in the Project area trends west-northwest, consistent with trends of the fluvial sedimentary structures of the Westwater Canyon Member, and the general trend of mineralization across the Ambrosia Lake subdistrict.
Core recovery from the 2007 drilling program indicates that uranium occurs in sandstones with large amounts of organic/high carbon material. Non-mineralized host rock is much lighter (light brown to light grey) and has background to slightly elevated radiometric readings.

History
Kerr-McGee Oil Industries, Inc. (“Kerr-McGee”) staked the Roca Honda Project unpatented mining claims in Sections 9 and 10 in June 1965. Kerr-McGee, its subsidiaries, and successor in interest Rio Algom had held the claims until the property was acquired by Strathmore on March 12, 2004. Energy Fuels acquired a 100% interest in Strathmore in September 2013, assuming Strathmore’s 60% ownership interest in RHR and becoming the project operator. Strathmore purchased Sumitomo's 40% interest in RHR on May 27, 2016.
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
In Section 16, the first drilling was in the 1950’s by Rare Metals, which drilled 13 holes, including two that intercepted high-grade uranium mineralization at depths of 1,531 ft. and 1,566 ft. No records of the total drilled footage were located. Subsequently, Western Nuclear acquired a mining lease for Section 16 from the State and began drilling in 1968, with the first drill hole completed on August 17, 1968. The second drill hole intercepted high- grade uranium mineralization at a depth of 1,587 ft. From 1968 through September 1970, Western Nuclear drilled 63 holes totaling 121,164 feet, not including six abandoned holes totaling 7,835 ft. Two of the drill holes reported cored intervals, but the cores and analyses were not available. From the late 1960’s to the early 1980’s, a total of 725 drill holes totaling over 1,425,000 feet were completed on the six Sections (5, 6, 8, 9, 10 and 16) of the Roca Honda property. More than 500 holes totaling over 841,900 feet were also drilled in Section 17 by Kerr-McGee and Western Nuclear. In June 2015, Energy Fuels acquired a 100% interest in the mineral properties controlled by URI (Sections 8 and 17).
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
The mineralization is typically confined to sandstones in the Westwater Canyon Member, although there is some overlap into the shales that divide the sandstones, and also some minor extension (less than 10 feet) into the underlying Recapture Member. The mineralization is contained in the Westwater Canyon Member sandstones across the Project area, but in Sections 9 and 16, the mineralization is typically found in the upper sandstones (A, B1, and B2), as it is in Section 17, also. In Section 10, the A and B1 sandstones pinch out in some areas due to thickening of the overlying Brushy Basin Member. Mineralization in the middle and western portions of Section 10, and it is typically in the lower sandstones (sands C and D).
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
The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2016, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $22.10 million.
The Company’s Planned Work
The Company intends to continue its permitting and related activities at the Roca Honda Project during 2017. Approximately $0.5 million is budgeted for permitting efforts in 2017. The Company plans to integrate the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties.
Mineral Resource Estimates
RPA prepared an updated PEA in 2016 and an NI 43-101 compliant Mineral Resource estimate for the Roca Honda Project is set out in the Roca Honda Technical Report. The Mineral Resource estimate, which has remained unchanged from the 2015 PEA effective as at February 4, 2015, is summarized in Table 1-1. Mineral Resources are constrained by wireframes generated around individual mineralized zones within five sand horizons designated as A, B1, B2, C, and D sands.

Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)
Measured Resources	208	0.477	1,984
Indicated Resources	1,303	0.483	12,580
Total Measured & Indicated Resources	1,511	0.482	14,564
Inferred Resources	1,198	0.468	11,206
Notes:

1	CIM definitions were followed for Mineral Resources, which does not represent reserves under SEC Industry Guide 7. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
2	Mineral Resources are estimated using a cut-off grade of 0.19% U3O8.
3	A minimum mining thickness of six feet was used, along with $241/ton operating cost and $65/lb U3O8 cut-off grade and 95% recovery.
4	Mineral Resources that are not reserves under SEC Industry Guide 7 do not have demonstrated economic viability.
5	Numbers may not add due to rounding.
The Mineral Resource estimate and classification are in accordance with the CIM definitions. There are no reserves on the property at this time.
RPA noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

The Sheep Mountain Project

N
0
12.5
25
50
Miles
Nichols Ranch
Reno Creek
Arkose
25
26
20
Riverton
North Platte River
789
Casper
18
Lander
220
26
287
Sheep Mountain
Rawlins
30
25
80
80
85
789
Rock Springs
Laramie
Cheyenne
287
WYOMING
COLORADO
Copyright:© 2014 Esri

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
Project Description and Location
The Sheep Mountain Project is an underground and open pit uranium project. The Sheep Mountain Project was acquired on February 29, 2012, as a result of the Company’s acquisition of Titan. The Sheep Mountain Project is located eight miles south of Jeffrey City, Wyoming within the Wyoming Basin physiographic province at the northern edge of the Great Divide Basin in central Wyoming. The project is located in portions of Sections 8, 9, 15, 16, 17, 20, 21, 22, 27, 28, 29, 30, 31, 32, and 33, Township 28 North, Range 92 West.
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

(Proposed
Congo Pit)
Sheep I
Shaft
(Proposed Declines
to Underground Mine)
CROOKS GAP RD
(Proposed Heap
Leach Facility)
Sheep II
Shaft
BIG EAGLE RD
N
0
0.5
1
Miles

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
In 2013, we submitted a revised PO to the BLM, which included redesign of the heap leach processing area and potential transportation of the mineralized material to an off-site processing facility. The revision to the PO is expected to give us more flexibility in processing the resources extracted from the Sheep Mountain Project. A Record of Decision giving BLM's final approval of the revised PO was issued on January 6, 2017.
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
Ownership
The mineral properties at the Sheep Mountain Project are comprised of 192 unpatented mining claims (the Company added 13 claims to the 179 reported in the Sheep Mountain Technical Report) on land administered by the BLM; approximately 640 acres of State of Wyoming leases; and approximately 630 acres of private leases on fee lands. In February 2012, Energy Fuels purchased 320 acres of private surface overlaying some of the federal minerals covered by 18 of the claims. The purchased parcel includes the SW¼ SW¼ Section 28 and SE¼, E½ SW¼, and NW¼ SW¼ Section 29, T28N, R92W. A final payment of $5,000 was made in January 2016 for the purchased parcel. The combination of land holdings (including the 13 new claims) comprises approximately 4,675 acres and gives Energy Fuels mineral rights to resources as defined in the Congo Pit and the Sheep Underground areas. After the 2012 Technical Report, the Company increased the Sheep Mountain property size by 26 unpatented mining claims (approximately 520 acres) through the acquisition of Strathmore. These contiguous claims form a larger buffer, with potential for additional uranium resources, along the west side of the Project.
To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; private leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $155 per claim. Unpatented mining claims expire annually, but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. ML 0-15536 will expire on 1/1/2024. Annual Payments to maintain ML 0-15536 are $2,560 per year. The original private lease dated November 20, 2975 between McIntosh Cattle Company and Western Nuclear Inc. (the “Private Lease”) expired 11/20/2015. Properties covered by the Private Lease include: Township 28 North, Range 92 West, 6th PM; Section 20: S½SW¼; Section 29: NW¼, SW¼SW¼; Section 30: SE¼NE¼, E½SE¼; Section 31: E½NE¼; Section 32: E½NE¼; Section 33: S½NW¼. Since the date of the Sheep Mountain Technical Report, the Company no longer holds the Private Lease, however a Surface Owner’s Agreement (originally dated January 27, 1970, as amended on April 14, 1981 and ratified by assignees on April 16, 2007) covering the same parcels and a few select claims in the Sun-Mc area is still in effect. It carries a 2% mine value royalty for any material extracted from the subject lands, but no other payment obligations.
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
Submission of the PO to the BLM was made in June 2011. The PO was accepted as complete by the BLM, and an EIS was initiated in August 2011. Energy Fuels revised the PO in July 2012, consistent with the modified plan presented in the Sheep Mountain Technical Report. In July 2013, the PO was again revised to reflect a new waste rock disposal layout for the open pit mine and an improved and more economical heap leach and processing facility. The revised PO also included the option of transporting mineralized material off-site for processing. The Final EIS was completed in August of 2016. On January 6, 2017, the BLM issued its RoD and approved the PO.
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
Uranium was first discovered in the Crooks Gap District, which includes the Sheep Mountain Project, in 1953. While the original discoveries were aided by aerial and ground radiometric surveys, exploration activities were primarily related to drilling and exploratory trenching. Three companies dominated the district by the mid-1950’s: Western Nuclear Inc. (“Western Nuclear”), Phelps Dodge Corporation (“Phelps Dodge”), and Continental Uranium Corporation (“Continental”). Western Nuclear built the Split Rock mill at Jeffrey City in 1957 and initiated production from the Paydirt pit in 1961, Golden Goose 1 in 1966, and Golden Goose 2 in 1970. Phelps Dodge was the principal shareholder and operator of the Green Mountain Uranium Corporation’s Ravine Mine which began production in 1956. Continental developed the Seismic Pit in 1956, the Seismic Mine in 1957, the Reserve Mine in 1961, and the Congo Decline in 1968. In 1967, Continental acquired the Phelps Dodge properties and in 1972, Western Nuclear acquired all of Continental’s Crooks Gap holdings. During the mid-1970’s Phelps Dodge acquired an interest in Western Nuclear which began work on the Sheep Mountain I in 1974, the McIntosh Pit in 1975, and Sheep Mountain II in 1976. Western Nuclear ceased production from the area in 1982. Western Nuclear production from the Sheep Mountain I is reported to have been 312,701 tons at 0.107% U3O8. Subsequent to the closure of the Sheep Mountain I by Western Nuclear, during April to September 1987, Pathfinder Mines Corporation (“Pathfinder”) mined a reported 12,959 tons, containing 39,898 pounds of uranium at an average grade of 0.154% U3O8 from Sheep Mountain I. U.S. Energy-Crested Corp. (“USECC”) acquired the properties from Western Nuclear in 1988, and during May to October 1988, USECC mined 23,000 tons from Sheep Mountain I, recovering 100,000 pounds of uranium for a mill head grade of 0.216% U3O8. The material was treated at Pathfinder’s Shirley Basin mill, 130 miles east of the Project. The Sheep Mountain I mine was allowed to flood in April 2007. UPC (then known as Bell Coast Capital) acquired a 50% interest in the property from USECC in late 2007. USECC later sold all of its uranium assets to U1. Titan acquired UPC’s 50% interest in the property when it acquired UPC by a plan of arrangement in July 2009. Titan acquired U1’s interest in the Sheep Mountain Project in September 2009.
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
The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2016, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.
The Company’s Planned Work
The Company will continue to evaluate its options for processing Sheep Mountain mineralized material, including continuing to pursue permitting for a heap leach facility at the site, evaluating other types of processing facilities at the site, or determining whether arrangements can be made to process Sheep Mountain mineralized materials at a third party processing facility. Submittal of the license application to the NRC for a heap leach processing facility at the site is on hold pending the Company’s evaluation of off-site processing options for this project. The project is currently on standby, pending completion of the evaluation of the processing options for the Project and improvement in market conditions.
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

Sheep Underground	GT Cutoff	>0.30
	Pounds eU3O8 (000)	13,245
	Tons (000)	5,640
	Avg. Grade % eU3O8	0.117
Congo Pit Area	GT Cutoff	>0.10
	Pounds eU3O8 (000)	15,040
	Tons (000)	6,176
	Avg. Grade % eU3O8	0.122
Sun-Mc	GT Cutoff	>0.10
	Pounds eU3O8 (000)	2,000
	Tons (000)	1,080
	Avg. Grade % eU3O8	0.093
Total Indicated Mineral Resource(1)	GT Cutoff	As Above
	Pounds eU3O8 (000)	30,285
	Tons (000)	12,895
	Avg. Grade % eU3O8	0.117

(1)
The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

This estimate includes deletion of the portions of the mineral resource model which falls within the historic limits in the Congo Pit estimated to have removed some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine. From review of the Sheep I and II as-built mine plans, it was apparent that little or no ore was mined at the historic Sheep II and that only development work was completed. Historic underground mining in the Sun Mc area is estimated to have removed some 10% of the total resource. Although in many cases the mine maps showed remnant pillars, none of these areas were included in the mineral resource estimate. Thus, the estimate of current mineral resources is conservative with respect to the exclusion of areas affected by historic mining. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8 , which equates to a 0.10 GT cutoff.
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
Below is a summary of the total Probable Mineral Reserve(1) estimate for the Sheep Mountain Project as calculated in accordance with NI 43-101:

	GT minimum	Lbs. eU3O8 (000)	Tons (000)	Average Grade % eU3O8
Open Pit	0.10	9,117	3,955	0.115
Underground	0.45	9,248	3,498	0.132
Total		18,365	7,453	0.123

(1)
The Mineral Reserve estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards, and are not reserves within the meaning of SEC Industry Guide 7. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

The Probable Mineral Reserves are fully included in the total Indicated Mineral Resources for the Congo Pit and are not additive to that total. The Probable Mineral Reserve is that portion of the Indicated Mineral Resource that is economic under current cost and assumed pricing conditions. The cutoff grade of 0.05% eU3O8 at a minimum mining height of 2 foot equates to a 0.10 GT cutoff for the Congo Pit. The cutoff grade of 0.05% eU3O8 at a minimum mining height of 6 feet equals a 0.30 GT cutoff used for the Sheep underground extraction area. The cutoff grade was determined based on an assumed uranium price of $65 per pound U3O8.

The Henry Mountains Complex
Except as noted below concerning the land and permitting efforts, the following technical and scientific description of the Henry Mountains Complex is based on the technical report dated June 27, 2012 titled “Technical Report on the Henry Mountains Complex Uranium Property, Utah, U.S.A.”, prepared by William E. Roscoe, Ph.D., P.Eng., Douglas H. Underhill, Ph.D., C.P.G. and Thomas C. Pool, P.E. of Roscoe Postle Associates Inc. (“RPA”) in accordance with NI 43-101 (the “Henry Mountains Technical Report”). Each of the authors of the Henry Mountains Technical Report is “independent” of Energy Fuels and a “qualified person” for purposes of NI 43-101. The report contains mineral resource estimates for the Indian Bench, Copper Bench, Southwest and Tony M deposits. The Henry Mountains Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Henry Mountains Complex does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring at the Tony M deposits as recently as 2008.
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

Copper Bench - Indian Bench Deposit
Tony M Deposit and
Existing Mine Workings
Southwest Deposit
Tony M Portal
276
N
0
0.5
1
2
Miles

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
There is no royalty burden for the 185 claims that comprise the Bullfrog Property, as well as for the Ticaboo claims. All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $155 per claim plus approximately $10 per claim for county filing fees. The 17 TIC claims are held by Energy Fuels, subject to an annual advance minimum royalty. The uranium production royalty burden is 4% yellowcake gross value less taxes and certain other deductions. The vanadium production royalty burden is 2% gross value less certain deductions. The Utah State Lease carries an annual rental of $640, plus an escalating annual advance minimum royalty based on the uranium spot price. Since the technical report was written, the State lease was renewed in 2015 for an additional 10 year term, which can be extended. Other changes in the renewed lease include reducing annual advanced royalty payments and crediting the advanced royalty against the production royalty for the year in which it is paid plus any amount paid in the five prior years. The uranium royalty on the State lease is 8% of gross value less certain deductions. The vanadium royalty on the State lease is 4% of gross value less certain deductions.

Permitting
Tony M Property:
The original Tony M Property mine permit was allowed to lapse. Subsequently the previous operator, Denison, filed for exploration permits with the Utah Division of Oil, Gas and Mining (“UDOGM”) and the BLM. These permits were granted by UDOGM and the BLM on December 2, 2005 and March 6, 2006, respectively, which enabled Denison to regain access, inspect and begin rehabilitation of the Tony M underground workings. Denison also began the permitting process for the Tony M Property. The permit application was submitted in November 2006 and a RoD and approved PO were received in September 2007.
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
Bullfrog Property:
The Company is currently completing environmental baseline studies and preparing mine plans for permitting purposes at the Bullfrog Property. An Exploration Notice of Intent was submitted to UDOGM and BLM in late 2016 to allow for drilling of 23 holes planned as offset/confirmation data and a few to be core holes to gather geotechnical and metallurgical information. The NOI has not been approved by DOGM and approval by BLM is pending additional information.
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
In February 1977, drilling commenced in what was to become the Tony M deposit. Subsequently, Plateau drilled more than 2,000 rotary drill holes totaling about 1,000,000 feet. Over 1,200 holes were drilled in the Tony M area. Following the discovery of the Tony M deposit in 1977, Plateau developed the Tony M Property from September 1, 1977, to about May 1984, at which time mining activities were suspended. By January 31, 1983, over 18 miles of underground workings were developed at the Tony M Property, and a total of approximately 237,000 tons of mineralized material was extracted with an average chemically adjusted grade of 0.121% U3O8 containing about 573,500 pounds U3O8. The underground workings at the Tony M Property are accessed via two parallel declines extending about 10,200 ft. into the deposit. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.
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

Dewatering continued at an average rate of 125 gallons per minute during these activities. Denison placed the Tony M Property on temporary closure status at the end of November 2008, and dewatering activities have ceased. The project is being maintained in a state ready to resume operations as market conditions warrant.
There is no existing infrastructure on the Bullfrog Property.
The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2016, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
The Company intends to continue its evaluation activities at the Bullfrog Property during 2017. The Company is also conducting care and maintenance activities on the Tony M Property, in order to maintain it on standby, pending improvements in uranium prices. The planned drilling in the permitting stage will be postponed until the uranium price improves sufficiently.
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
Henry Mountains Complex Mineral Resource Estimates(1) (2) (3)

Deposit	Category(1)	Tons (000)	Grade eU3O8 (%)	Contained eU3O8 (000 pounds)

Tony M (2)	Indicated	1,030	0.24	4,830
Southwest(2)	Indicated	660	0.25	3,300
Indian Bench(3)	Indicated	217	0.40	1,742
Copper
Bench(3)	Indicated	502	0.29	2,933
Total Indicated		2,409	0.27	12,805
Tony M	Inferred	650	0.17	2,170
Southwest	Inferred	210	0.14	580
Indian Bench	Inferred	251	0.42	2,092
Copper Bench	Inferred	504	0.32	3,240
Total Inferred		1,615	0.25	8,082
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

Beaver Shaft
(Redd Block IV)
Energy Queen
Snowball
46
La Sal
Pandora
La Sal
191
113
N
0
1
2
4
Miles

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
Ownership
The La Sal Project is held by Energy Fuels’ subsidiary, EFR Colorado Plateau LLC under private surface use and access leases, private mineral leases, Utah State Mineral Leases, San Juan County surface use, access, and mineral lease, and, after the Company reduced the property position by dropping claims without affecting the Mineral Resource, 210 unpatented mining claims on land managed by the BLM or USFS, that are either owned by Energy Fuels (81 claims) or leased by Energy Fuels (129 claims). After the claim drop, the total land package now consists of approximately 9,080 acres. The unpatented claims cover about 3,350 acres, the seven Utah State leases total approximately 2,220 acres, the San Juan County leased land contains just over 263 acres, and the six separate surface access and nine private parcel mineral leases apply to a total of 3,170 acres. The property covers all, or parts of the following Sections: Sections 31, 32, and 33, T28S, R25E; Sections 4, 5, 6, and 7, T29S, R25E; Sections 25, 26, 31, 32, 33, 34, 35, and 36, T28S, R24E; Sections 1, 2, 3, 4, 5, 6, 7, 11, and 12, T29S, R24E; Section 36, T28S, R23E; and Sections 1, and 12, T29S, R23E, SLBM, San Juan County, Utah.
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
Permitting
Mineral extraction facilities on private and state lands require an approved Notice of Intent (“NOI”) with the Utah Division of Oil, Gas and Mining (“UDOGM”). If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the State of Utah Division of Water Quality ("DWQ"). Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“DAQ”); however, smaller mines are typically exempt. Water well permits, water rights, and stream alteration permits are also issued through the DWQ. On federal land, all the state permits listed above are required; however, a PO and a review under NEPA are also required by the federal land managing agency.
The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EA’s and Findings of No Significant Impact (“FONSI’s”) under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. A mine and reclamation plan amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day (“tpd”) of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the DWQ in 2009. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. Engineering studies are being conducted to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance.
The Pandora, Beaver, La Sal and Snowball Properties are permitted with the State of Utah, the BLM, and the USFS for current operations. Energy Fuels is in the process of obtaining updated permits for expansion of the Pandora, Beaver, and La Sal Properties through the UDOGM and BLM/USFS. Both permit amendments are in the late stage of permitting. In late-2014, the final EA and draft Decision Notice and FONSI were issued for public comment and opportunity to object through the USFS. In March 2015, in response to an objection filed by the Western Mining Action Project, the USFS Objection Review Officer issued an objection resolution letter that required improvements to be made to the EA and project record prior to issuance of the Decision Notice. The required improvements are being addressed, with issuance of a final revised EA for the La Sal Project by the BLM and USFS anticipated by mid-2017. All other permits needed for project expansion, including the required air permit, are in place.

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
The La Sal District uranium-vanadium deposits are similar to those elsewhere in the Uravan Mineral Belt. Host rocks within the areas surrounding the La Sal Project consist of oxidized sediments of the Morrison Formation, exhibiting red, hematite-rich clastic rocks. Individual deposits are localized in areas of reduced, gray sandstone and gray or green mudstone. The Morrison sediments accumulated as oxidized detritus in the fluvial environment. However, there were isolated environments where reduced conditions existed, such as oxbow lakes and carbon-rich point bars. During early burial and diagenesis, the through-flowing ground water within the large, saturated pile of Salt Wash and Brushy Basin material remained oxidized, thereby transporting uranium in solution. When the uranium-rich waters encountered the zones of trapped reduced waters, the uranium precipitated. Therefore, deposits vary greatly in thickness, grade, size, and shape. Vanadium may have been leached from iron-titanium mineral grains and subsequently deposited along with, or prior, to the uranium.
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

Denison (previously named International Uranium Corporation, or “IUC”) began mining activities at the Pandora Property in 2006 and later from the Beaver shaft and La Sal decline. The extraction by Denison, and Energy Fuels, following its acquisition of Denison’s US assets, between 2006 and 2012, at the Pandora Property was 290,000 tons of mineralized material. The production by Denison and Energy Fuels between 2006 and 2012 from all of the facilities in the La Sal Project area was 412,000 tons of mineralized material (1,658,000 pounds U3O8 at an average grade of 0.20% U3O8 and 8,431,000 pounds V2O5 at an average grade of 1.02% V2O5).
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
The Beaver and La Sal Properties are accessed through the La Sal decline with rubber-tired equipment. The principal shop, offices, and warehouse facilities used by all properties in the district are housed at the surface facilities of the La Sal decline. There are large fenced yards, as well as buildings for equipment and supply storage. It is used as a central receiving site for bulk and large orders which are then distributed to the other Energy Fuels’ properties in the district and other parts of the region. The shop areas include facilities specific to electrical equipment, drills, mobile diesel equipment, and welding. Engineering, geology, safety, environmental, and supervisory and clerk offices are located here. There are also staff and underground crew’s dry rooms. Ample stockpile space is available for easy truck load-out for transporting mineralized material to the White Mesa Mill. Electrical lines and substations exist and are adequately sized for any future extraction potential of the Mineral Resources. The Beaver and La Sal Properties are dry, so no water treatment facilities are needed.
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
A total of five surety bonds, totaling $1,186,700 have been posted with regulatory authorities to secure reclamation at the various project facilities.
The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project, was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2016, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
The Company intends to continue its permitting and related activities at the La Sal Project during 2017, as described in subsection Permitting above. The Company is also conducting care and maintenance activities on the facilities at the various properties within the La Sal Project, in order to maintain them on standby, pending improvements in uranium prices. Energy Fuels has evaluated numerous targets for additional surface drilling at the La Sal Project. However, there are no plans to perform the drilling in 2017.
Mineral Resources

Properties	Tons (000)	U3O8 Lbs. (000)	Avg. Grade(U3O8)	V2O5 Lbs. (000)	Avg. Grade( V2O5)(1)
Energy Queen
Measured	262	971	0.19	5,100	0.97
Indicated	81	268	0.17	1,409	0.87
Inferred	43	79	0.09	417	0.48
Redd Block
Measured	336	1,260	0.19	6,615	0.98
Indicated	35	47	0.07	249	0.35
Inferred	95	171	0.09	900	0.47
Beaver/La Sal
Measured	215	800	0.19	4,199	0.98
Indicated	9	33	0.18	173	0.96
Inferred	29	67	0.11	352	0.60
Pandora
Measured	196	701	0.18	3,682	0.94
Indicated	7	19	0.14	99	0.73
Inferred	18	44	0.12	232	0.66
Total(Mea+Ind)(2)	1,141	4,099	0.18	21,526	0.94
Total(Inf)	185	361	0.10	1,901	0.51

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
Mineral Resource estimates have been made for the La Sal Project. The Mineral Resources are classified as defined in National Instrument 43-101 and in accordance with CIM Standards on Mineral Resources and Mineral Reserves. They are grouped by logical mining unit subareas and summarized in the table above. The Mineral Resource estimates comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources” above.

The Daneros Project
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
Accessibility, Climate, Local Resources, Infrastructure and Physiography
The Daneros Project is located 3.3 miles southwest of Fry Canyon, Utah and is accessed via Radium King Road, which is maintained by San Juan County, approximately 13 miles south of Utah Highway 95. A series of bulldozed tracks and drill roads provide access throughout the project area, but access to the mesa tops is very limited. Electric power is generated on site. The shipping distance from the Daneros Project to the White Mesa Mill is about 65 miles.
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
Permitting for project expansion began in 2012 with the submittal of a construction application to the Utah Division of Air Quality (“UDAQ”) and EPA for radon emissions. This application, which was approved in May of 2012 requires monitoring and annual reporting of radon emissions from the project’s ventilation system. An air permit application was submitted to UDAQ for other regulated air emissions (e.g., fugitive dust, volatile organic compounds) and approved in late 2012. In early 2013, an amended PO and a Large Mine NOI were submitted to the BLM and UDOGM, respectively. An EA was issued for public comment in July 2016 and is currently being finalized by the BLM for the proposed Project expansion. BLM is currently determining if any additional reviews are required as a result of the designation of the Bears Ears monument, which encompasses a portion of the access road to the Project area. On the assumption that no such additional reviews will be required, the Company expects the EA and PO amendment to be approved by mid-2017, followed by approval of the NOI amendment later in 2017.
Exploration Notices have also been approved for brown fields drilling around the Daneros Project. These notices cover the Daneros and the Lark and Royal claim areas. Energy Fuels is reviewing plans for additional surface drilling in the Daneros Project area.
A surety bond totaling $145,000 has been posted with regulatory authorities to secure reclamation at the Daneros Project.
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
History
The White Canyon mining district has a long history of exploration and mining. From 1949–1987 production from the district was 2,259,822 tons at an average grade of 0.24% U3O8 for a total of 11,069,032 pounds placing it second, behind Lisbon Valley, for uranium production from the Chinle Formation on the Colorado Plateau.
Exploration for uranium has been going on in the White Canyon area since the late 1940’s. Prospectors used Geiger counters to investigate outcrops of the Shinarump Sandstone. The history of exploration is closely tied to the Atomic Energy Commission (“AEC”) buying program, opening and closing of the several processing facilities in the region, and the fluctuation of the price of uranium.

The properties in the Daneros Project area remained idle until 1946. From 1948 until 1951, White Canyon and the nearby Red Canyon and Deer Flat areas were subject to intense exploration. The AEC ore procurement program ended on December 31, 1970, and during the early 1970’s minimal production was recorded from the district.
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
The Daneros Project was constructed and uranium bearing material was extracted by WCUL, through its subsidiary UEC. WCUL gathered the necessary environmental data and submitted applications for approvals to open an underground facility at Daneros. A PO was submitted to the BLM and was approved in May, 2009, following which UEC commenced active construction at the project, including driving a decline into the main deposit at Daneros. The first loads of mineralized material from the Daneros Project were delivered to the White Mesa Mill in December, 2009, and then operated by Denison Mines. In January 2010, Denison entered into a toll milling agreement with UEC, which was then a wholly-owned subsidiary of WCUL.
In 2011, Denison acquired all of the issued and outstanding shares of WCUL, including all of the shares of UEC. In June 2012, Energy Fuels acquired all of the issued and outstanding shares of WCUL as part of its acquisition of the U.S. Mining Division from Denison, which included the Daneros Project and all of the shares of UEC (which is now named EFR White Canyon Corp.). Denison, and then the Company, kept the project in operation using the same contractors (until placing it on standby in October 2012 after the Daneros Project Technical Report was written). From 2010 through 2012 Denison and the Company extracted approximately 123,000 tons of mineralized material from the Daneros Project at an average grade of 0.288% U3O8 containing about 708,000 pounds of U3O8.
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
Present Condition of the Property and Work Completed to Date
The Daneros Project is fully permitted and constructed. The facilities consist of a modular trailer for the project office, two reinforced portals for access to and from the underground workings, a generator building, and an equipment storage and maintenance building. The deposit is accessed from the surface through a 450 foot long decline at a gradient of -15%. Two ventilation shafts daylight on the topographic bench above the underground workings.

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2016, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
We are maintaining the project on care and maintenance. Additional permitting is ongoing as described above. Energy Fuels has reviewed the remaining resources and has evaluated prospective areas for future exploration drilling. There are no plans to perform any drilling in 2017.
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
INFERRED MINERAL RESOURCES – JULY 2012
Energy Fuels Inc.– Daneros Deposit

DEPOSIT	TONS (000)	%eU3O8	LBS (000)
DANEROS	157	0.263	824
Notes:

1
Mineral Resources were classified in accordance with CIM Definition Standards and are not reserves within the meaning of SEC Industry Guide 7. Mineral Resources that are not reserves do not have demonstrated economic viability.

2	Cut-off grade was 0.15% eU3O8.
3	Mineral resources have not been demonstrated to be economically viable.
4	Grades were converted from gamma-log and assay data and presented in equivalent U3O8 (eU3O8).
5	A grade-shell wireframe at 0.15% eU3O8 was used to constrain the grade interpolation.
6	All material within the wireframe is included in the estimate.
7	High grades were capped at 0.8 % eU3O8.
After completion of the Daneros Technical Report in June 2012, mining continued through October 2012. The remaining Inferred Mineral Resource estimate following that mining is approximately 156,000 tons of material at an average grade of 0.21% U3O8 containing 661,000 pounds of U3O8.

Non-Material Mineral Properties
This section describes certain non-material mineral properties that we hold. As these projects are not considered material to our business, we may pursue the potential sale, joint venture, trade or other transaction involving one or more of these projects.
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
Additional leasing in the Reno Creek Property prompted Uranerz to acquire past exploration data for this area, which indicates potential uranium mineralization. Additional exploration and environmental base-line work will be required before submitting permit applications for the Reno Creek Property. The Reno Creek Property consists of three unpatented lode mining claims, 18 mineral leases, and three surface use agreements. The project area covers approximately 1,332.57 acres. The fee land in the project is covered by mineral leases, some of which have annual payments and some of which are paid up leases. The mineral leases have primary terms of 10 years and can be held by production (as defined in the leases). Some of the mineral leases will expire in 2017, 2018 and 2019, however the leases expiring in 2017 enable the Company to extend the term of such leases, which the Company intends to do. The fee surface is covered by three Surface Use Agreements which include damage payments paid on an annual basis. Sixteen of the mining leases have a two-tier royalty based on the price of U3O8 at the time of sale, which is 6% for a U3O8  price less than $45.00 per pound or 8% for a U3O8 price equal to or greater than $45.00 per pound. Two of these leases have a flat 8% of the total gross proceeds. Access to the project is off of Highway 387, which runs through the northern end of the project area. A technical report titled “Technical Report, Reno Creek Property, Campbell County, Wyoming, U.S.A.” dated October 13, 2010, was prepared by Douglass Graves, P.E. of Trec, Inc., in accordance with NI 43-101 (the “Reno Creek Technical Report”). Mr. Graves is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. The Reno Creek Technical Report is available on SEDAR at www.sedar.com. The Reno Creek Technical Report reports the following mineral resources calculated in accordance with NI 43-101. None of these resources are reserves within the meaning of SEC Industry Guide 7.

Reno Creek Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)
Measured Resources	2,281	0.061%	2,782
Indicated Resources	1,550	0.049%	1,511
Total M&I	3,831	0.056%	4,293
Inferred Resources	190	0.037%	142

Other Wholly-owned Powder River Basin ISR Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)
Measured Resources Total	310	0.062%	387
North Rolling Pin (2)	310	0.062%	387
Indicated Resources Total	1,198	0.130%	3,115
West North Butte (3)	926	0.153%	2,837
North Rolling Pin	272	0.051%	278
Total M&I	1,508	0.116%	3,502
Inferred Resources	1,156	0.117%	2,715

Total
West North Butte(3)	1,117	0.120%	2,682
North Rolling Pin	39	0.042%	33

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
The Arkose Mining Venture includes the following property units on which Uranerz has conducted exploration:
•North Jane *
•South Doughstick
•Cedar Canyon
•East Buck
•South Collins Draw
•Sand Rock
•Little Butte
•Beecher Draw
•Monument
•Stage
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
In September of 2016 the Arkose Joint Venture elected to forfeit 190 unpatented lode mining claims covering 3,925 acres from its Kermit property and 144 claims covering 2,975 acres from its Lone Bull property, which constitute all of the Arkose claims in those projects. In addition, four mineral leases comprising 592 acres in the East Buck project were allowed to expire in 2016 without attempting to negotiate extensions to those leases. In 2017, several mineral leases in the Monument, Cedar Canyon, Sand Rock, East Buck and House Creek projects will be allowed to expire; however, the Company does not expect the expiry of those property interests to materially affect our ability to continue exploration and extraction activities on our properties.
The Arkose Joint Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows as of December 31, 2016:

Property Composition	Ownership Interest(1)	Number of Claims/ Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	81%	1,338	26,523
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	54	10,498
TOTAL		1,395	39,101

(1)	Subject to royalties.

Arkose JV-owned Powder River Basin ISR Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)
Measured Resources	---		---
Indicated Resources	---		---
Inferred Resources Total	2,058	0.099%	4,066
East Buck	656	0.11%	1,436
Little Butte	1,021	0.09%	1,752
Sand Rock	184	0.10%	381
South Doughstick	197	0.13%	497

(1)
All numbers are rounded. The Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Other Conventional Projects
Arizona Strip
Extraction of mineralized materials at our Pinenut Project commenced in July of 2013 and concluded in the first half of 2015, when the resources were considered to be depleted. All mineralized material was removed from the project site by mid-March 2016 and was processed at the White Mesa Mill during 2016. The Pinenut Project is currently in reclamation. Mineral extraction at our Arizona 1 Project commenced in December 2009, and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the permitting and/or evaluation stage. Permitting at the Wate Project and the EZ Project is currently on hold. The DB1 breccia pipe deposit is in the exploration stage. A description of the Wate Project can be found in the NI 43-101 report titled “NI 43-101 Technical Report on Resources Wate Uranium Breccia Pipe-Northern Arizona, USA” dated March 10, 2015, prepared by Allan Moran and Frank A. Daviess of SRK Consulting and available on www.sedar.com and on EDGAR at www.sec.gov. A description of the Arizona 1 and Pinenut Projects can be found in the Technical Report titled “Technical Report on the Arizona Strip Uranium Project, Arizona, U.S.A.”, dated June 27, 2012, prepared by Thomas C. Pool, P.E and David A. Ross, M.Sc., P.Geo. of RPA and available on www.sedar.com and on EDGAR at www.sec.gov. The EZ Project is described in the technical report titled “Technical Report on the EZ1 and EZ2 Breccia Pipes, Arizona Strip District, U.S.A.” dated June 27, 2012, prepared by David A. Ross and Christopher Moreton of Roscoe Postle Associates and available on www.sedar.com and on EDGAR at www.sec.gov.

Other Arizona Strip Properties Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)
Measured Resources	---		---
Indicated Resources	---		---
Inferred Resources Total	321	0.523%	3,357
Arizona 1	26	0.258	134
Pinenut	---	---	---
Wate	71	0.787	1,118
EZ1 and EZ2	224	0.47%	2,105
(1)      All numbers are rounded. The Mineral Resources are not reserves within the meaning of SEC Industry Guide 7.  Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
Colorado Plateau
As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. It is maintained so that it can be restarted with little relative effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned in 2017.
The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008, and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2017.
The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990’s. Calliham ceased production due to low uranium prices. It consists of two fee mineral leases covering about 960 acres (Calliham and Crain) and a Utah State lease of 640 acres. A third fee mineral lease (Skidmore) has been terminated since the preparation of the Technical Report "Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A." dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences.

Other Colorado Plateau Conventional Properties Mineral Resources(1)
Classification	Tons (000)	Grade %eU3O8	Pounds U3O8 (000)	Grade %eV2O5	Pounds V2O5 (000)
Measured Resources Total	240	0.161%	772	1.32%	6,350
Sage Plain	240	0.161%	772	1.32%	6,350
Indicated Resources Total	182	0.283%	1,029	0.96%	3,492
Whirlwind	169	0.297%	1,003	0.97%	3,293
Sage Plain	13	0.102%	26	0.77%	199
Inferred Resources Total	447	0.227%	2,025	0.75%	6,660
Whirlwind	437	0.229%	2,000	0.74%	6,472
Sage Plain	10	0.125%	25	0.94%	188

(1)
All numbers are rounded. These Mineral Resources are not reserves within the meaning of SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.

Sold Properties
Three of our non-material conventional properties in Wyoming were sold in a single transaction that closed on November 1, 2016: Gas Hills, Juniper Ridge and Shirley Basin.
Exploration Properties
Department of Energy (DOE) Lease Tracts
We currently hold eight DOE uranium leases in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completes a full EIS on its Uranium Leasing Program. The Final EIS was made available and the Record of Decision was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the law suit. However, the DOE has not yet petitioned the Court to remove the stay on the leases; therefore, we have no plans for any additional exploration work in 2017. Prior to the 2011 stay, we conducted drilling on CM-24 and G-26.
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
The Torbyn property on Tenderfoot Mesa, Mesa County, Colorado consists of 40 unpatented lode mining claims covering the Torbyn property and surrounding area. Four drilling programs have been completed on the Torbyn claims in 2007, 2008, 2009, and 2012. More drilling is needed to enlarge the known resource near the historic property in order to make a decision whether to proceed with permitting. However, no exploration drilling is planned in 2017.

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
In April 2014, the Grand Canyon Trust filed a citizen suit in federal District Court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the Court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleges that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asks the Court to impose injunctive relief, civil penalties of up to $37,500 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint. Cross motions for summary judgment were heard by the District Court on November 17, 2016, and the parties are awaiting the Court's decision.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016 and the parties are awaiting the Court's decision. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.

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

	Energy Fuels NYSE MKT			Energy Fuels TSX
	(US Dollars)			(Canadian Dollars)
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
2016
First Quarter	$2.96	$1.96	$—	$4.04	$2.83	$—
Second Quarter	$2.70	$2.10	$—	$3.46	$2.73	$—
Third Quarter	$2.56	$1.51	$—	$3.28	$2.01	$—
Fourth Quarter	$2.37	$1.30	$—	$2.40	$1.76	$—
2015
First Quarter	$6.25	$4.26	$—	$7.32	$5.40	$—
Second Quarter	$5.60	$4.00	$—	$6.73	$5.03	$—
Third Quarter	$4.71	$2.76	$—	$6.09	$3.68	$—
Fourth Quarter	$3.48	$1.84	$—	$4.50	$2.47	$—
As of March 8, 2017, the closing bid quotation for our Common Shares was $2.15 per share as quoted by the NYSE MKT.
As of March 8, 2017, Energy Fuels had 70,004,513 Common Shares issued and outstanding, held by approximately 50,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.
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
Recent Sales of Unregistered Securities
On February 28, 2017, the Company issued 103,306 Common Shares to Liviakis Financial Communications Inc. in exchange for investor relations services. The Common Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.
Use of Proceeds
None.
Repurchase of Securities
During 2016, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act. On October 2, 2015, the Company commenced a normal course issuer bid (“NCIB”) to purchase for cancellation up to Cdn$2.2 million aggregate amount of its outstanding Debentures, representing approximately 10% of the Cdn$22,000,000 aggregate principal amount of Debentures outstanding at that time. The Company could purchase the Debentures at prevailing market prices and by means of open market transactions through the facilities of the TSX. The NCIB terminated on October 1, 2016. The Company did not repurchase any Debentures under the NCIB.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016, concerning stock options and restricted stock units (“RSU’s”) outstanding pursuant to our 2015 Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition. Options which were assumed as part of the Strathmore acquisition have expired and are therefore excluded from the table below, since none remained outstanding at December 31, 2016.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (USD)	Number of Common Shares remaining available for future issuance
Energy Fuels Omnibus Equity Incentive Compensation Plan (1)(2)	2,354,856	$5.40	2,002,765
Uranerz Replacement Options	1,020,756	$5.98	Nil
Total (1)(2)	3,375,612	$5.80	2,002,765

(1)
Includes 1,024,387 stock options and 1,330,469 restricted stock units. Each restricted stock unit vests as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each restricted stock unit entitles the holder to receive one common share without any additional payment.

(2)	1,330,469 restricted stock units have been excluded from the weighted average exercise price because there is no exercise price.
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
Uranerz Options
On June 18, 2015, in connection with the acquisition of Uranerz, Energy Fuels issued 2,048,000 stock options of Energy Fuels, by assuming the then-existing options granted pursuant to the Uranerz 2005 Stock Option Plan, as amended on June 10, 2009 (the “2005 Stock Option Plan”). These options are now exercisable for Common Shares, subject to the exchange ratio set out in the Merger Agreement that governed the acquisition of Uranerz. No further stock options will be granted pursuant to the 2005 Stock Option Plan. The options have varying expiry dates with the last options expiring in June 2025.
Stock Performance Graph
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels common shares beginning on December 31, 2011, as compared with the Russell 2000 Index, NYSE MKT Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Ur-Energy, Peninsula Energy, Berkeley Energia, Toro Energy, Uranium Energy Corp., Paladin Energy, UEX Corp., Denison Mines Corp., Uranium Resources Inc., and Energy Resources of Australia. The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on December 31, 2011 in Energy Fuels common shares along with the Russell 2000 Index, NYSE MKT Natural

Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2011 - December 31, 2016)
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2011
2012
2013
2014
2015
2016
Energy Fuels Inc.
NYSE Composite Index
Russell 2000 Index
NASDAQ Composite - Total Returns
NYSE MKT Natural Resources Index
Peer Group

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
Certain Canadian Federal Income Tax Considerations
The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the "Tax Act") to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada, or a Non-Resident Holder. Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such Non-Resident Holders should seek advice from their own tax advisors.
This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals, or the Proposed Amendments, to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency (the "CRA") published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental, or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.
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

Currency Conversion
Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding, or disposition of our Common Shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a Non-Resident Holder may be affected by fluctuations in the Canadian-U.S. dollar exchange rate.
Disposition of Common Shares
A Non-Resident Holder will not generally be subject to tax under the Tax Act on a disposition of a common share, unless the common share constitutes “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.
Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the TSX and NYSE MKT) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such NonResident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of Common Shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.
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

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data about Energy Fuels for the last five years is set forth in the table below. You should read the data in the table in conjunction with the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes set forth in Item 8. “Financial Statements and Supplementary Data”.

	At December 31
	2016	2015	2014	2013	2012
Total assets	$196,457	$192,280	$128,589	$216,781	$203,781
Total long-term obligations	$46,487	$38,937	$21,348	$26,539	$27,111

	For the year ended December 31
	2016	2015	2014	2013	2012
Sales	$54,552	$61,351	$46,253	$64,321	$33,955
Net income (loss) (1)	$(39,864)	$(82,357)	$(86,635)	$(36,590)	$20,694
Basic and diluted income (loss) per share	$(0.70)	$(2.46)	$(4.41)	$(2.27)	$2.38
Dividends per share	Nil	Nil	Nil	Nil	Nil
(1)Included in the net income (loss) above
Gain on purchase of US Mining Division of Denison Mines Corp	$—	$—	$—	$—	$50,731
Impairment of plant and equipment and mineral properties	$—	$8,224	$(80,071)	$—	$(33,523)
Impairment losses on goodwill	$—	$(47,730)	$—	$—	$—
Note: Over the five years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, "Description of Business; Development of the Business - Major Transactions over the Past Five Years" above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2016, and the related notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”
Outlook
Operations and Sales Outlook
With the June 2016 acquisition of Alta Mesa, which includes the Alta Mesa Project, and the June 2015 acquisition of Uranerz, which includes the Nichols Ranch ISR Project, Energy Fuels has increased its flexibility to adjust its uranium production levels to respond to market conditions and to meet the requirements of its existing sales contracts. This allows the Company to fulfill its existing commitments and commit to new spot and term sales that will be sourced from uranium recovered from the Company’s facilities.
The Company plans to extract and/or recover uranium from the following sources in 2017 (each of which is more fully described below):

1)	Nichols Ranch ISR Project;
2)	Alternate feed materials; and
3)	Pond Returns at the White Mesa Mill.
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
Extraction and Recovery Activities - Overview
The Company recovered approximately 1,015,000 pounds of U3O8 during the year ended December 31, 2016. The Company expects to produce 800,000 pounds in the year ending December 31, 2017.
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
Extraction and Recovery - ISR Uranium Segment
We extracted and recovered approximately 335,000 pounds of U3O8 from our Nichols Ranch Project for the year ended December 31, 2016. The Company expects to produce 350,000 pounds in the year ending December 31, 2017 from Nichols Ranch.
At December 31, 2016, the Nichols Ranch wellfields had eight header houses extracting uranium. The Company completed a ninth header house and began extracting uranium in March 2017. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer development of further header houses at its Nichols Ranch project and to keep the Alta Mesa Project on care and maintenance.
Permitting of the Jane Dough Property, which is adjacent to Nichols Ranch, is continuing and is expected to be completed in 2017 which is well in advance of our need to begin wellfield construction. Also, the Hank Project is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.

Extraction and Recovery - Conventional Uranium Segment
The White Mesa Mill has recovered approximately 680,000 pounds of U3O8 during the year ended December 31, 2016 primarily from alternate feed materials and milling of previously mined ore from the Pinenut Mine.

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
The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company is actively pursuing opportunities to process new and additional alternate feed sources, low grade ore for third parties in connection with various uranium clean-up requirements and further recovery of Pond Return. Successful results from these activities would allow the Mill to extend the 2017 campaign into 2018 and beyond.
In the event we are unable to secure sufficient feed sources for the mill to extend the current mill campaign into 2018, the Company would expect to place uranium recovery activities at the Mill on standby at the end of 2017 until sufficient mill feed becomes available. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed that would allow the Company to operate the Mill on a profitable basis and/or recover a portion of its standby costs.
Evaluation, permitting and standby activities - Conventional Uranium Segment
The Company expects to complete shaft sinking activities in March 2017 at the Canyon Project, along with underground drilling to further evaluate the deposit. The Company is actively processing and reviewing the drilling results in order to define the mineralization, develop mine plans and evaluate the Mill’s ability to recover a salable copper product from the significant copper mineralization. Through evaluation activities completed to date, the Company has identified zones of high-grade uranium and copper mineralization within the deposit. The best uranium intercepts include 8.5-feet of mineralization with an average grade of 6.88% eU3O8, 48.0-feet of mineralization with an average grade of 1.02% eU3O8, and 35-feet of mineralization with an average grade of 1.39% eU3O8. Five core holes with a total intercept length of 313-feet have averaged 8.75% Cu, with one intercept hitting 5-feet of 31.69% Cu. In addition, analytical results demonstrate the existence of silver, zinc, and other minerals in the deposit. The Company is evaluating the potential for recovering copper and other minerals at its White Mesa Mill as value-added byproducts along with the recovery of uranium. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions and available financing.

The Company is selectively advancing certain permits at other of the Company’s major conventional uranium projects. The Company plans to continue the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently scheduled to be completed by mid to late 2018. The Company will also maintain required permits at the Company’s conventional standby projects including the La Sal Project, and the Daneros Project and complete certain other well-advanced permits on the Daneros Project expansion and the La Sal Project expansion.

In January 2017, the Company obtained the necessary permits to mine the open pit and underground resources of its Sheep Mountain Project in Wyoming. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts.
Other
The Company is continuing to pursue significant cost cutting initiatives, including a reduction in scope of certain development initiatives, the potential sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.
Sales
During the year ended December 31, 2016, the Company has completed sales under its existing contracts of 850,000 pounds of U3O8. The Company also sold approximately 300,000 pounds of U3O8 based on spot prices at the time of the contract.

In 2016, the Company contracted to sell 200,000 pounds of U3O8 on December 1, 2016 and 200,000 pounds in each of the years ending December 31, 2017 and 2018, with each delivery being priced based on the average spot price per pound of uranium for the five weeks prior to the date of delivery. The Company completed the 2016 delivery on December 1, 2016 and expects to complete the required deliveries in 2017 and 2018 from U3O8 already in inventory or expected to be recovered from its planned activities discussed above.

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

The Company also continues to pursue new sources of revenue, including additional alternate feed materials and other sources of feed for the Mill.
Results of Operations
The following table summarizes the results of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands of dollars):

	Years ended December 31,
	2016	2015	2014
Revenue	$54,552	$61,351	$46,253
Costs and expenses applicable to revenue	35,453	37,617	29,907
Impairment of inventories	5,362	—	—
Gross Profit	13,737	23,734	16,346
Other operating costs and expenses
Development, permitting and land holding	21,118	8,762	1,488
Stand by costs	10,234	10,765	5,140
Abandonment of mineral properties	1,036	2,770	—
Accretion of asset retirement obligation	906	494	412
Total other operating costs and expenses	33,294	22,791	7,040
Selling, general & administration
Selling costs	379	316	279
Intangible asset amortization	3,319	5,364	3,893
General and administration	15,519	12,325	11,341
Costs directly attributable to acquisitions	—	6,886	—
Total selling, general & administration	19,217	24,891	15,513
Operating loss before impairment	(38,774)	(23,948)	(6,207)
Impairment of goodwill and property, plant and equipment
Impairment of property, plant and equipment and mineral properties	—	8,224	80,071
Impairment of goodwill	—	47,730	—
Impairment	—	55,954	80,071
Total Operating Loss	(38,774)	(79,902)	(86,278)
Interest expense	(2,289)	(2,035)	(1,689)
Other income (expense)	1,199	(420)	1,435
Income tax expense	—	—	(103)
Net loss	$(39,864)	$(82,357)	$(86,635)
Basic and diluted loss per share	$(0.70)	$(2.46)	$(4.41)
Results of Operations
Year ended December 31, 2016 compared to year ended December 31, 2015

For the year ended December 31, 2016 the Company recorded a net loss of $39.86 million or $0.70 per share compared with a loss of $82.36 million or $2.46 per share for the year ended December 31, 2015.
For the year ended December 31, 2016, the Company recorded an operating loss before impairment of $38.77 million compared with an operating loss before impairment of $23.95 million for the year ended December 31, 2015.
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the year ended December 31, 2016 totaled $54.55 million compared with $61.35 million in the year ended December 31, 2015.
Revenues for the year ended December 31, 2016 totaled $54.55 million, of which $54.43 million were sales of 1,147,933 pounds of U3O8, which included the sale of 850,000 pounds of U3O8 pursuant to term contracts at an average price of $56.64 per pound and the sale of 297,933 pounds of U3O8 based on spot market prices at an average price of $21.10 per pound.
Sales related to the Conventional Uranium Segment totaled 847,933 pounds of U3O8, of which 750,000 pounds of U3O8 were under long-term contracts at an average price of $54.86 and 97,933 pounds of U3O8 were from spot sales at a price of $26.74 per pound. Included in the sales under contract for the Conventional Uranium Segment for the year ended December 31, 2016 were 600,000 pounds of U3O8, which were the final contractual deliveries under one of our sales contracts.
Sales related to the ISR Uranium Segment totaled 300,000 pounds of U3O8, of which 100,000 pounds of U3O8 were under long-term contracts at an average price of $70.00 and 200,000 pounds of U3O8 were based on spot sales prices at a price of $18.34 per pound.
Revenues for the year ended December 31, 2015 totaled $61.35 million, of which $60.70 million were sales of 1,075,000 pounds of U3O8, which included the sale of 1,025,000 pounds of U3O8 pursuant to term contracts at an average price of $57.39 per pound and the sale of 50,000 pounds of U3O8  on the spot market at a price of $37.35 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
The Company allocates sales of Uranium to its operating segments based on the contract terms of the acquired sales contracts. In the year ended December 31, 2016, the Company recovered 1,015,000 pounds of U3O8 of which 335,000 pounds were from the Company's ISR Uranium Segment and 680,000 pounds were from the Company's Conventional Uranium Segment. The Conventional Uranium Segment included recovery of 249,000 pounds from alternate feed sources and 431,000 pounds from conventional feed material.
In the year ended December 31, 2015, the Company recovered 468,000 pounds of U3O8 of which 72,000 pounds of U3O8 were for the account of a third party under processing agreements. Uranium recovered for its own account included approximately 172,000 pounds from its new ISR Uranium Segment for the period from acquisition (June 18, 2015 through December 31, 2015), 199,000 pounds from alternate feed sources and 25,000 pounds from conventional feed material from our Conventional Uranium Segment.
Costs and expenses applicable to revenue for the year ended December 31, 2016 totaled $35.45 million, compared with $37.62 million for the year ended December 31, 2015. The decrease in the cost of sales was primarily attributable to a decrease in average cost per pound partially offset by an increase in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $30.88 per pound and $34.99 per pound in the years ended December 31, 2016 and 2015, respectively.
Other operating costs and expenses
Development, permitting and land holding
For the year ended December 31, 2016, the Company spent $21.12 million for development of the Canyon Mine, replacement of leach tanks for the processing of ore at the White Mesa Mill, construction of three wellfields and header houses and the completion of the elution plant at the Nichols Ranch Project and permitting and land holding costs related to these and other projects. While we expect the amounts expensed relative to the items listed above has added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7. For the year ended December 31, 2015, we spent $8.76 million primarily on permitting, wellfield construction and partial construction of the elution circuit at our Nichols Ranch Project.
Standby expense

The Company’s La Sal and Daneros Projects were placed on standby in the last quarter of calendar year 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2015 and 2016, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the year ended December 31, 2016, standby costs totaled $10.23 million compared with $10.77 million in the prior year. The decrease is primarily related to decreased standby costs at the White Mesa Mill partially offset by holding costs for Alta Mesa. The White Mesa Mill operated a conventional campaign during third quarter of 2016 which resulted in a decreased amount of time the Mill was on standby and higher uranium recovery levels. In 2017 the Mill is expected continue to operate at lower levels of uranium recovery and excess costs will continue to be expensed to standby.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. For time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the year ended December 31, 2016 the Company did not renew certain mineral leases and recorded abandonment expense of $1.04 million compared with $2.77 million for the year ended December 31, 2015.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2016 $0.91 million compared with the prior year $0.49 million primarily due to the increase in the amount of the asset retirement obligation added in connection with the Alta Mesa acquisition and a full year of accretion related to the Nichols Ranch Project acquired in June of 2015.
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $19.22 million for the year ended December 31, 2016 compared to $24.89 million for the year ended December 31, 2015. The decrease is a result of lower amortization of intangible asset amortization as a result of the lower level of term sales discussed above, absence of costs related to the acquisition of Uranerz in 2015 ($6.89 million) offset by an overall increase in the level of general and administrative expense due to the increase in the size of the organization resulting from the acquisitions.
Impairment
The Company, at each reporting date, in accordance with its accounting policy, carries out a review and evaluation of its long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s estimates of the long term uranium price is one of the factors used to assess whether there is an indication of impairment.  The quoted market prices of uranium have fluctuated significantly in the past few years, however, at December 31, 2016, the Company believes the long-term outlook of the uranium industry is positive and expects uranium prices to exceed $60.00 per pound in the relevant future.  Accordingly, based on review of our assets including the long-term outlook of the uranium industry, at December 31, 2016, we did not identify any triggering events or change in circumstances that the carrying amounts of our long-lived assets may not be recoverable. Future uranium prices are uncertain and in the event uranium prices do not meet the Company's expectations, we may have impairments in the future and such impairments may be material.
On June 18, 2015, the Company recorded goodwill of $47.73 million associated with the acquisition of Uranerz on that date. The goodwill was a result of the value of the equity consideration given up to acquire Uranerz, which was in excess of the value of the assets acquired, net of obligations assumed and was valued at the closing price on the day of the acquisition ($4.16 per share). In the period following the acquisition of Uranerz to December 31, 2015, the uranium spot market price fell around 20% and the value of our shares and related market capitalization decreased significantly due to a number of factors. As a result, the Company evaluated the acquisition value of the goodwill at December 31, 2015, based on its annual impairment test for goodwill, and determined that the goodwill should be fully impaired.
Also, in the year ended December 31, 2015, the Company made the decision to sell or abandon certain non-core mineral resource properties that it felt were not essential to its future operations in order to save costs and/or receive value for these properties. These properties are currently being marketed for sale or have already been sold. A total of $8.22 million of our mineral resource properties were impaired based on our review of the properties and their associated carrying values.

Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2016 was $2.29 million compared with $2.04 million in the prior year.
Other income and expense
For the year ended December 31, 2016, other income and expense totaled $1.20 million income. These amounts consist of a gain in value of derivative liabilities of $0.41 million, gains in miscellaneous items of $1.05 million, interest income of $0.14 million partially offset by loss in the mark-to-market values of the Company's debentures of $0.4 million.
Other income and expense for the year ended December 31, 2015 totaled $0.42 million expense and consisted of a change in the mark-to-market values of the Company’s Debentures totaling $1.55 million partially offset by a change in the value of derivative liabilities related to warrants of $0.59 million and other income amounts totaling $0.54 million.
Year ended December 31, 2015 compared to year ended December 31, 2014
For the year ended December 31, 2015 the Company recorded a net loss of $82.36 million or $2.46 per share compared with a loss of $86.64 million or $4.41 per share for the year ended December 31, 2014, which included impairment losses totaling $55.95 million and $80.07 million, respectively, as discussed above.

For the year ended December 31, 2015, the Company recorded an operating loss before impairment of $23.95 million compared with an operating loss before impairment of $6.21 million for the year ended December 31, 2014.
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
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue

In the year ended December 31, 2015, the Company recovered 468,000 pounds of U3O8 of which 72,000 pounds of U3O8 were for the account of a third party under processing agreements. Uranium recovered for its own account included approximately 172,000 pounds from its new ISR Uranium Segment for the period from acquisition (June 18, 2015 through December 31, 2015), 199,000 pounds were from alternate feed sources and 25,000 pounds were from conventional feed material from our Conventional Uranium Segment.

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
Other operating costs and expenses
Development, permitting and land holding
For the year ended December 31, 2015, the Company spent $8.76 million for development, permitting, and land holding primarily related to wellfield construction and partial construction of the elution circuit at the Nichols Ranch Project. While we expect the amounts expensed relative to our wellfield construction and the elution circuit will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project under SEC Industry Guide 7. For the year ended December 31, 2014, we spent $1.49 million primarily on permitting and land holding for our conventional assets
Standby expense
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

For the year ended December 31, 2015, standby costs totaled $10.77 million compared with $5.14 million in the prior year. The increase is primarily related to rising standby costs at the White Mesa Mill, due to lower uranium recovery levels resulting from an increased amount of time the Mill was on standby.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. For time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the year ended December 31, 2015 the Company did not renew certain mineral leases and recorded abandonment expense of $2.77 million compared with $Nil for the year ended December 31, 2014.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2015 ($0.49 million) compared with the prior year ($0.41 million) primarily due to the increase in the amount of the asset retirement obligation added in connection with the Uranerz acquisition.
Selling, General and Administrative
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

Impairment
On June 18, 2015, the Company recorded Goodwill of $47.73 million associated with the acquisition of Uranerz on that date. The Goodwill was a result of the value of the equity consideration given up to acquire Uranerz, which was in excess of the value of the assets acquired, net of obligations assumed and was valued at the closing price on the day of the acquisition ($4.16 per share). In the period following the acquisition of Uranerz to December 31, 2015, the uranium spot market price fell around 20% and the value of our shares and related market capitalization decreased significantly due to a number of factors. As a result, the Company evaluated the acquisition value of the Goodwill at December 31, 2015, based on its annual impairment test for Goodwill, and determined that the Goodwill should be fully impaired.
Also, in the year ended December 31, 2015, the Company made the decision to sell or abandon certain non-core mineral resource properties that it felt were not essential to its future operations in order to save costs and/or receive value for these properties. These properties are currently being marketed for sale or have already been sold. A total of $8.22 million of our mineral resource properties were impaired based on our review of the properties and their associated carrying values.
In the year ended December 31, 2014, as a result of our expectation of future uranium prices, the Company in accordance with its accounting policy, evaluated the carrying value of the property, plant and equipment and mineral properties acquired in the purchase of the US Mining Division of Denison and recognized impairment of $70.05 million on the carrying values of those assets. Additionally, certain other properties owned by the Company were offered for sale, at which time we recorded an impairment of $5.02 million. These impairments totaled $80.07 million.

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
LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past five years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the US Mining Division of Denison, in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
We intend to continue to acquire assets utilizing common shares when we can do so under attractive terms.
Cash issued for shares and warrants
On March 14, 2016, the Company closed a public offering selling an aggregate of 5,031,250 Units (which includes 656,250 Units that were issued upon the exercise, in full, of the over-allotment option that was granted to the underwriters) at a price of $2.40 per Unit for gross proceeds of $12.08 million.  Each unit consisted of one common share and one half of one common share purchase warrant for a total of 5,031,250 common shares and 2,515,625 warrants.  Each full warrant is exercisable until March 14, 2019 and will entitle the holder thereof to acquire one common share upon exercise at an exercise price of $3.20 per common share.
On September 20, 2016, the Company closed an underwritten equity financing and sold 8,337,500 units, each unit consisting of one Energy Fuels common share and one half of one warrant at a price of $1.80 per unit for gross proceeds of $15.01 million. Each whole warrant is exercisable for five years after the date of closing and entitles the holder to acquire one common share of the Company upon exercise at an exercise price of $2.45 per share.

On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). From January 1, 2017 to March 8, 2017, a total of 2,990,983 Common Shares have been sold under the ATM, for net proceeds to the Company of $6.65 million.
Working capital at December 31, 2016 and future requirements for funds
At December 31, 2016, the Company had working capital of $24.02 million, including $16.90 million in cash and 520,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan beyond 2017.
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
Cash and cash flow
Year ended December 31, 2016
Cash and cash equivalents were $16.90 million at December 31, 2016, compared to $12.97 million at December 31, 2015. The increase of $3.93 million was due primarily to cash provided by financing activities of $22.18 million, gain on foreign exchange on cash held of $0.06 million, partially offset by cash used in operations of $12.04 million, cash used in investing activities of $6.27 million.
Net cash provided by financing activities totaled $22.18 million consisting primarily of $25.29 million proceeds from the issuance of stock in the March 2016, September 2016 public offerings, ATM and for exercise of options and warrants, cash received from non-controlling interests of $0.04 million, partially offset by $3.17 million to repay loans and borrowings.
Net cash used in operating activities of $12.04 million is comprised of the net loss of $39.86 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $4.26 million of depreciation and amortization of property, plant and equipment, adjustment to asset retirement obligation of $4.19 million, $5.36 million impairment on inventory, $1.04 million abandonment of mineral properties, a $13.16 million decrease in inventories, $2.40 million decrease in trade and other receivables offset by a $4.01 million decrease in accounts payable and accrued liabilities and $2.09 million in cash paid for reclamation and remediation activities.
Net cash used by investing activities was $6.27 million, which was primarily related to expenditures for the Alta Mesa acquisition net of cash acquired of $1.29 million and cash expenditures related to additional cash deposited with regulatory agencies of $5.66 million offset by cash received from the sale of mineral properties held for sale of $0.85 million.
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
Net cash provided by financing activities totaled $1.39 million consisting primarily of $2.81 million proceeds from the issuance of stock in the ATM and for exercise of options and warrants, cash received from non-controlling interests of $0.30 million, partially offset by $1.73 million to repay loans and borrowings.
Net cash used in operating activities of $2.08 million is comprised of the net loss of $82.36 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were a $47.73 million impairment of goodwill, $8.22 million impairment of property, plant and equipment and mineral properties and $7.79 million depreciation and amortization of property, plant and equipment and intangible assets.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016.

	Payments due by period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations - principal payable in cash	$14,078	$3,224	$7,028	$3,826	$—
Interest on long-term debt obligations	4,874	1,393	2,785	696	—
Operating lease obligations	576	435	141	—	—
Purchase obligations	88	41	47	—	—
Deferred income	2,339	—	—	—	2,339
Decommissioning liabilities (undiscounted)	43,000	32	1,594	6,589	34,785
Subtotal - payable in cash	64,955	5,125	11,595	11,111	37,124
Long-term obligations - principal payable in cash or common shares at Company discretion	15,476		15,476
Total contractual obligations	$80,431	$5,125	$27,071	$11,111	$37,124
In addition, the Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.39 million for the year ended December 31, 2017.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. Three of our four supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining four year life, removing variability. The Company is exposed to an interest rate risk associated with the Debentures, which is based on the spot market price of U3O8. These debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our convertible debentures at various U3O8 price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2016 ($000):

Cash and cash equivalents	$1,557
Accounts payable and accrued liabilities	(699)
Loans and borrowings	(15,476)
Total	$(14,618)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at December 31, 2016 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(196)
	-1% change in U.S.
Weakening net earnings	dollar	$196
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to large utilities. As at December 31, 2016, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Energy Fuels Inc.:
We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Energy Fuels Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Fuels Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
March 8, 2017
Toronto, Canada

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative
(“KPMG International”), a Swiss entity.

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US dollars, except per share amounts)

	For the years ended December 31,
	2016	2015	2014
Revenue (Note 17)	$54,552	$61,351	$46,253
Costs and expenses applicable to revenue	35,453	37,617	29,907
Impairment of inventories (Note 7)	5,362	—	—
Development, permitting and land holding	21,118	8,762	1,488
Standby costs	10,234	10,765	5,140
Abandonment of mineral properties	1,036	2,770	—
Accretion of asset retirement obligation	906	494	412
Selling costs	379	316	279
Intangible asset amortization	3,319	5,364	3,893
General and administration	15,519	12,325	11,341
Costs directly attributable to acquisitions (Note 5)	—	6,886	—
Impairment of plant and equipment and mineral properties (Note 10)	—	8,224	80,071
Impairment of goodwill (Note 10)	—	47,730	—
Total operating loss	(38,774)	(79,902)	(86,278)

Interest expense	(2,289)	(2,035)	(1,689)
Other income (expense) (Note 17)	1,199	(420)	1,435
Income tax expense	—	—	(103)
Net loss	(39,864)	(82,357)	(86,635)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(729)	3,056	1,215
Unrealized (loss) gain on available-for-sale assets	532	(136)	(198)
Gains on available-for-sale financial assets reclassified to profit or loss	—	—	188
Other comprehensive income (loss)	(197)	2,920	1,205
Comprehensive loss	$(40,061)	$(79,437)	$(85,430)

Net loss attributable to:
Owners of the Company	$(39,413)	$(82,217)	$(86,635)
Non-controlling interests	(451)	(140)	—
	$(39,864)	$(82,357)	$(86,635)
Comprehensive loss attributable to:
Owners of the Company	$(39,610)	$(79,297)	$(85,171)
Non-controlling interests	(451)	(140)	(259)
	$(40,061)	$(79,437)	$(85,430)

Basic and diluted loss per share (Note 14)	$(0.70)	$(2.46)	$(4.41)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of US dollars, except share amounts)

	As at
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$16,901	$12,965
Trade and other receivables (Note 6)	364	2,617
Inventories (Note 7)	16,761	30,671
Prepaid expenses and other assets	2,104	1,433
Mineral properties held for sale	—	1,301
Total current assets	36,130	48,987
Notes receivable and other (Note 6)	1,146	1,096
Plant and equipment (Note 9)	37,582	29,069
Mineral properties (Note 9)	92,625	91,031
Intangible assets (Note 8)	5,799	9,117
Restricted cash (Note 11)	23,175	12,980
Total assets	$196,457	$192,280

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 17)	$5,756	$9,274
Current portion of asset retirement obligation (Note 11)	32	1,000
Current portion of loans and borrowings (Note 12)	6,319	3,582
Total current liabilities	12,107	13,856
Warrant liabilities (Note 13)	3,912	262
Deferred revenue	2,339	2,165
Asset retirement obligation (Note 11)	17,001	7,573
Loans and borrowings (Note 12)	23,235	28,937
Total liabilities	58,594	52,793
Equity
Share capital (Note 13) Common shares, without par value, unlimited shares authorized; shares issued and outstanding 66,205,153 at December 31, 2016 and 46,519,132 at December 31, 2015	412,334	373,934
Accumulated deficit	(281,521)	(242,108)
Accumulated other comprehensive income	3,308	3,505
Total shareholders' equity	134,121	135,331
Non-controlling interests	3,742	4,156
Total equity	137,863	139,487
Total liabilities and equity	$196,457	$192,280

Commitments and contingencies (Note 18)
Subsequent events (Note 18, 22)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.

Consolidated Statements of Changes in Equity

(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2013	19,601,251	$258,109	$(73,256)	$(620)	$184,233	$—	$184,233
Net loss	—	—	(86,635)	—	(86,635)	—	(86,635)
Other comprehensive income	—	—	—	1,205	1,205	—	1,205
Shares issued for exercise of stock options	15,000	120	—	—	120	—	120
Shares issued for exercise of share purchase warrants	61,301	483	—	—	483	—	483
Share-based compensation	—	1,405	—	—	1,405	—	1,405
Balance at December 31, 2014	19,677,552	$260,117	$(159,891)	$585	$100,811	$—	$100,811
Net loss	—	—	(82,217)	—	(82,217)	(140)	(82,357)
Other comprehensive income	—	—	—	2,920	2,920	—	2,920
Shares issued in connection with the acquisition of Uranerz Energy Corporation (Note 13f)	25,347,209	105,673	—	—	105,673	—	105,673
Options issued in connection with the acquisition of Uranerz Energy Corporation	—	3,681	—	—	3,681	—	3,681
Shares issued for cash by at-the-market offering (Note 13a)	1,275,908	2,939	—	—	2,939	—	2,939
Share issued for property acquisitions	169,361	550	—	—	550	—	550
Shares issued for exercise of stock options	48,802	185	—	—	185	—	185
Shares issued for exercise of share purchase warrants	300	2	—	—	2	—	2
Share issuance cost	—	(312)	—	—	(312)	—	(312)
Share-based compensation	—	1,099	—	—	1,099	—	1,099
Non-controlling interest upon acquisition of Uranerz Energy Corporation	—	—	—	—	—	3,992	3,992
Contributions attributable to non-controlling interest	—	—	—	—	—	304	304
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487
Net loss	—	—	(39,413)	—	(39,413)	(451)	(39,864)
Other comprehensive income	—	—	—	(197)	(197)	—	(197)
Shares issued for cash by at-the-market offering (Note 13a)	200,225	539	—	—	539	—	539
Shares issued for public offerings (Note 13b, 13e)	13,368,750	22,980	—	—	22,980	—	22,980
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation (Note 15)	—	2,657	—	—	2,657	—	2,657
Shares issued for exercise of stock options (Note 15)	8,369	18	—	—	18	—	18
Shares issued for the vesting of restricted stock units (Note 15)	138,608	—	—	—	—	—	—
Shares issued for acquisition of Alta Mesa (Note 4, 13d)	4,551,284	11,378	—	—	11,378	—	11,378
Shares issued for acquisition of 40% interest in Roca Honda (Note 13c)	1,212,173	2,679	—	—	2,679	—	2,679
Shares issued for consulting services	206,612	479	—	—	479	—	479
Contributions attributable to non-controlling interest	—	—	—	—	—	37	37
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	December 31, 2016	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net loss for the period	$(39,864)	$(82,357)	$(86,635)
Items not involving cash:
Depletion, depreciation and amortization	4,258	7,787	6,796
Stock-based compensation (Note 15)	2,657	1,099	1,405
Change in value of convertible debentures (Note 12)	407	1,548	(300)
Accretion of asset retirement obligation (Note 11)	906	494	412
Unrealized foreign exchange loss (gain)	173	483	(247)
Non-cash standby cost accrued	4,186	877	9
Non-cash costs directly attributable to acquisitions	—	3,928	—
Impairment of inventories	5,362	—	—
Abandonment of mineral properties	1,036	2,770	—
Impairment of goodwill	—	47,730	—
Impairment of property, plant and equipment and mineral properties	—	8,224	80,071
Change in value of investments	—	(38)	404
Other non- cash income	(437)	(500)	(1,377)
Changes in assets and liabilities
(Increase) decrease in inventories	13,158	5,751	(6,764)
(Increase) decrease in trade and other receivables	2,403	(2,017)	54
(Increase) decrease in prepaid expenses and other assets	(365)	(404)	279
Increase (decrease) in accounts payable and accrued liabilities	(4,007)	2,519	(689)
Changes in deferred revenue	174	648	88
Cash paid for reclamation and remediation activities (Note 11)	(2,086)	(626)	(1,197)
	(12,039)	(2,084)	(7,691)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(260)	(4,297)	(816)
Acquisition of Uranerz Energy Corporation, net of cash acquired	—	2,459	—
Acquisition of Alta Mesa, net of cash acquired	(1,290)	—	—
Acquisition of Roca Honda, net of cash acquired	101	—	—
Change in cash deposited with regulatory agencies for asset retirement obligations (Note 5)	(5,663)	5,268	9,330
Proceeds from sale of mineral properties	845	—	1,995
Proceeds from sale of plant and equipment	—	—	233
Proceeds from sale of marketable securities	—	—	396
	(6,267)	3,430	11,138

FINANCING ACTIVITIES
Issuance of common shares and warrants for cash	25,291	2,627	483
Option and warrant exercises	18	187	120
Repayment of loans and borrowings	(3,168)	(1,730)	(134)
Cash received from non-controlling interest	37	304	—
	22,178	1,388	469
INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	3,872	2,734	3,916
Effect of exchange rate fluctuations on cash held in foreign currencies	64	(180)	(134)
Cash and cash equivalents - beginning of period	12,965	10,411	6,629
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,901	$12,965	$10,411
Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	$—	$446	$—
Issuance of common shares for acquisition of mineral properties		550	—
Issuance of common shares, options and warrants for acquisition of Uranerz Energy Corporation	—	109,354	—
Issuance of common shares for acquisition of Alta Mesa (Note 13d)	11,378	—	—
Issuance of common shares for acquisition of 40% interest in Roca Honda (Note 13c)	2,679	—	—
Issuance of common shares for consulting services	479	—	—
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016
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
The Company is an exploration stage mining company as defined by the United States (“US”) Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) as it has not established the existence of proven or probable reserves on any of our properties.
The Company has two operating segments, the conventional uranium recovery segment (the “Conventional Uranium Segment”) and the in-situ uranium recovery segment (“ISR Uranium Segment”).
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda project in New Mexico which are in the vicinity of the White Mesa Mill, and the Sheep Mountain Project in Wyoming. At December 31, 2016, other than shaft shaft-sinking and evaluation work at the Company's Canyon Project, the conventional mining projects in the vicinity of the White Mesa Mill and Sheep Mountain are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.
The ISR Uranium Segment
The ISR Uranium Segment consists of a uranium recovery facility to recover from operating wellfields of the Nichols Ranch Project located in Wyoming. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity on the Nichols Ranch Project. These assets were acquired as part of the Company’s 2015 acquisition of Uranerz Energy Corporation (“Uranerz”) (See Note 5). In addition, the ISR segment includes the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas. The Alta Mesa Project is a fully-permitted and licensed production facility that is not currently operating. The Alta Mesa Project was acquired on June 16, 2016 (see Note 4).
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
The fair value of the Extracting and Recovery Operations recorded on the acquisition date is depreciated on a straight line basis over the estimated useful life of the components of the operation since the Extracting and Recovery Operations do not have proven or probable reserves. Accordingly, all expenditures incurred subsequent to the acquisition dates relating to the preparation of properties for mineral extraction, expansion of or additions to the Extracting and Recovery Operations are expensed as incurred. This includes expenditures relating to activities such as preparing properties for mineral extraction, construction of mine wellfields, header houses and disposal wells and additions to the recovery facilities are expensed as incurred as no proven or probable reserves have been established for these uranium projects.
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
At each reporting date, the Company reviews its assets to determine whether there is any indication of impairment. If any such indication exists, the asset is tested for impairment. Impairment losses are recognized in profit or loss.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets, depending on the nature of the restriction.
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
Stockpiles are comprised of uranium bearing materials that have been extracted from properties and are available for further processing. Extraction costs are added to the stockpile as incurred and removed from the stockpile based upon the average cost per ton of material extracted. The current portion of material in stockpiles represents the amount expected to be processed in the next twelve months. Stockpiles are valued at the lower of average costs and net realizable value.
In-process and concentrate inventories include the cost of the material processed from the stockpile as well as production costs incurred to extract uranium bearing fluids from the wellfields and all costs to recover the uranium into concentrates or process through the White Mesa Mill. Finished uranium concentrate inventories also include costs of any finished product purchased from the market. Recovery costs typically include labor, chemical reagents and directly attributable mill and plant overhead expenditures. Work in-process and uranium concentrates are carried at the lower of average costs and net realizable value.
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
            b.        Depreciation and amortization
Depreciation and amortization are calculated on a straight line basis to their estimated residual value over an estimated useful life which ranges from 3 to 15 years depending upon the asset type. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Residual values, method of depreciation and useful lives of the assets are reviewed at least annually and adjusted if appropriate.
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
            c.        Nichols Ranch Plant and Equipment
The Nichols Ranch plant and equipment is measured at cost less accumulated depreciation and any accumulated impairment losses. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized uranium at any properties acquired as part of the Uranerz transaction (Note 5) as proven or probable reserves as defined and set forth in SEC Industry Guide 7, the amortization of the plant and equipment is charged to expense based on the straight-line method over the estimated life of 12 years.
         d.        Alta Mesa Plant and Equipment
The Alta Mesa plant and equipment is measured at cost less accumulated depreciation and any accumulated impairment losses. Since the Company has not completed feasibility or other studies sufficient to characterize the mineralized uranium at any properties acquired as part of the Alta Mesa transaction (Note 4) as proven or probable reserves as defined and set forth in SEC Industry Guide 7, the amortization of the plant and equipment charged to expense based on the straight-line method over the estimated life of 15 years.
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
Mineral properties, that are not held for production, and any related surface access to the minerals generally require periodic payments and/or certain expenditures related to the property in order for the Company to retain its interest in the mineral property (collectively, “Holding Costs”). The Company expenses all Holding Costs in the period they are incurred.
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
Warrant liabilities
The Company issued several tranches of warrants to replace warrants issued upon acquisition of Uranerz in 2015 and for various equity transactions in 2016. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under ASC 815 applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company's warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. The Company estimates the fair value of these warrants at the respective balance sheet dates using market prices if it is available or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock.
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
Revenue from alternate feed process milling is recognized as material is processed, in accordance with the specifics of the applicable processing agreement. Deferred revenues represent proceeds received on delivery of alternate feed materials but in advance of the required processing activity. The Company does not have any obligation to process this material in 2017.
Interest income and expense
Interest income and expense are recognized as they accrue in profit or loss, using the effective interest method.
Share-Based Compensation
The Company records share based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period in capital stock. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels' stock price on the date of grant. Stock based compensation expense related to awards with only service conditions has a graded vesting schedule which are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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
Foreign currency
Transactions in foreign currencies are translated to the respective functional currency of the Company’s subsidiaries and joint ventures at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated to the functional currency at the exchange rate as of the reporting date. Non-monetary assets and liabilities that are measured at fair value in a foreign currency are translated to the functional currency at the exchange rate when the fair value was determined. Foreign currency differences are generally recognized in profit or loss. Non-monetary items that are measured based on historical cost in a foreign currency are not translated.
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
Recently Adopted Accounting Pronouncements
Fair value measurement
In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-07 related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update was effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.
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

Going Concern

In August 2014, ASU No. 2014-15 was issued related to management’s going concern assumption. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The update is effective for the annual period ending after December 15, 2016. Adoption of this guidance, effective December 31, 2016, had no impact on the Consolidated Financial Statements or disclosures.
Inventory
In July 2015, ASU 2015-11 was issued related to inventory which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. Adoption of this guidance, effective October 1, 2016, had no impact on the Consolidated Financial Statements or disclosures.
Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. Adoption of this guidance, effective October 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.
Employee benefit plan accounting
In July 2015, ASU 2015-12 was issued related to defined benefit pension plans, defined contribution pension plans, and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans, and provides a simplified method for determining the measurement date for employee benefit plans. Adoption of this guidance, effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.
Business combinations
In September 2015, ASU 2015-16 was issued related to accounting for measurement-period adjustments in a business combination. This update simplifies the measurement-period adjustments by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and not retrospectively. This update also requires the separate presentation on the face of the statement of income, or disclosure in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Adoption of this guidance, effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.
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

4.	ACQUISITION OF THE ALTA MESA ISR PROJECT
On June 16, 2016, the Company acquired 100% of the membership interests of EFR Alta Mesa LLC (“Alta Mesa”) (formerly named “Mesteña Uranium, LLC”) and its related companies, together referred to as “Alta Mesa”. Under the terms of the acquisition agreement, the sellers of Alta Mesa received 4,551,284 common shares of the Company.
Alta Mesa’s primary asset is the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas. The Alta Mesa Project is a fully-permitted and licensed production facility that is not currently operating. The acquisition was accounted for as a purchase of assets as Alta Mesa did not meet the definition of a business under ASC Topic 805, Business Combinations because the assets in Alta Mesa do not have developed wellfields which are a key process for extraction of uranium. The development can only commence once uranium prices improve and economic feasibility of the Alta Mesa Project is established. The measurement of the purchase consideration was based on the market price of the Company's common stock on June 16, 2016 of $2.50 per share. The total transaction costs incurred through June 30, 2016 by the Company were $1.29 million which were capitalized as part of the purchase consideration.
The aggregate fair values of assets acquired and liabilities assumed were as follows on the acquisition date:

Issuance of 4,551,824 common shares	$11,378
Transaction costs	1,290
Purchase consideration	$12,668
The purchase price was allocated as follows:
Plant and equipment (a)	$13,626
Inventories	177
Restricted cash	4,532
Accounts payable and accrued liabilities	(213)
Asset retirement obligation	(5,454)
Net identifiable assets	$12,668

(a)
The plant and equipment includes the value ascribed to the processing plant and equipment. The mineral properties acquired as part of the acquisition of Alta Mesa in 2016 do not have proven and probable reserves under SEC Industry Guide 7. Accordingly, all subsequent expenditures at the Alta Mesa Project and equipment, which do not have any alternative use, and expenditures on mineral properties are expensed as incurred.

5. ACQUISITION OF URANERZ ENERGY CORPORATION
On June 18, 2015, the Company acquired 100% of the outstanding shares of Uranerz Energy Corporation. Under the terms of the acquisition agreement, shareholders of Uranerz received 0.255 common shares of the Company for each share of Uranerz common stock held. Each outstanding Uranerz option or warrant was converted into an option or warrant (as applicable) to acquire common shares of the Company, on the same terms and conditions as were applicable to the stock option or warrant (as applicable) prior to the acquisition, except that the number of shares subject to the option or warrant and the exercise price of the option or warrant were adjusted based on the exchange ratio of 0.255, so as to preserve the economic value of such options or warrants.
Uranerz, now a wholly owned subsidiary of the Company, is a United States based uranium company focused on in-situ uranium recovery. ISR is a uranium extraction process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium resources and then recover the uranium in the form of uranium concentrates. Uranerz controls a land position in the central Powder River Basin in Wyoming, where it operates the Nichols Ranch Project. The acquisition of Uranerz provided the Company with ISR capabilities and the capability to expand ISR extraction and recovery in the future.
The acquisition was accounted for using the acquisition method in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the acquirer. The measurement of the purchase consideration was based on the market price of the Company's common stock on June 18, 2015 which was $4.16 per share. The total purchase price, including the fair value of the options and warrants, amounted to $106.34 million. The total transaction costs incurred through December 31, 2015 by the Company were $6.89 million which were recorded in Costs directly attributable to acquisitions and are comprised of cash costs of $2.96 million and the issuance of 889,436 common shares of the Company for a total value of $3.93 million for advisory fees and to settle a portion of required change in control payments to certain employees of Uranerz.
The final allocation of the purchase price, based on the fair value of assets acquired and liabilities assumed on June 18, 2015, is summarized in the following table:

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

6. RECEIVABLES

	December 31, 2016	December 31, 2015
Current
Trade receivables - mineral concentrate sales	$—	$1,868
Trade receivables - other	364	749
	$364	$2,617
Non-current
Notes receivable and other	$1,146	$1,096
	$1,146	$1,096
During the year ended December 31, 2014 the Company received two notes with the principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. These notes carry a 3% annual interest payment. The Company has setup a reserve of $0.22 million (2015 - $0.22 million) against the collectability of these receivables.

7.	INVENTORIES

	December 31, 2016	December 31, 2015
Concentrates and work-in-progress (a)	$13,788	$19,900
Inventory of ore in stockpiles	—	7,767
Raw materials and consumables	2,973	3,004
	$16,761	$30,671

(a)
For the year ended December 31, 2016, the Company recorded an impairment loss of $5.36 million in the statement of operations related to concentrates and work in progress inventories with $2.36 million relating to the Company's Conventional segment for the three months ended December 31, 2016 and $3.00 million related to the ISR segment for the three months ended September 30, 2016. For the years ended December 31, 2015 and 2014, the Company recorded no impairment loss related to inventories.

8. INTANGIBLE ASSETS
The following is a summary of changes in intangible assets related to favorable sales contracts acquired in business combinations for the years ended December 31, 2016 and December 31, 2015:

	December 31,	December 31,
Sales Contracts	2016	2015
Cost
Balance at beginning of period	$18,657	$15,851
Sales contracts acquired in the acquisition of Uranerz (Note 5)	—	10,600
Sales contracts fulfilled	(3,623)	(7,794)
Balance, end of period	15,034	18,657
Accumulated amortization, beginning of period	9,540	11,970
Amortization of sales contracts	3,318	5,364
Sales contracts fulfilled	(3,623)	(7,794)
Accumulated amortization, end of period	9,235	9,540
Net book value	$5,799	$9,117
The sales contracts acquired in the acquisition of Uranerz were recorded at their acquisition date fair value, which are the incremental cash flows available to the Company arising from above-market pricing of the contracts. The contracts have no residual value and a weighted average expected economic life of 0.94 years. Estimated amortization expense is as follows: (2017 - $3.30 million , 2018 – $2.43 million 2019 - $0.08 million, 2020 – nil).

9.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(6,804)	$22,406	$29,210	$(2,370)	$26,840
Alta Mesa	13,626	(456)	13,170	—	—	—
Equipment and other	13,367	(11,361)	2,006	13,107	(10,878)	2,229
Plant and equipment total	$56,203	$(18,621)	$37,582	$42,317	$(13,248)	$29,069

The net book value for Nichols Ranch Project includes the value beyond proven and probable reserves ascribed to the processing plant, the Nichols Ranch wellfields and the Jane Dough project upon acquisition. As the Company does not have any proven or probable reserves under SEC Industry Guide 7 all expenditures at the Nichols Ranch Project are expensed as incurred.
For the year ended December 31, 2016, the Company recorded $4.43 million (2015- $2.37 million; 2014 - $Nil) of depreciation expense related to Nichols Ranch, which is included in the costs and expenses applicable to revenue in the Statement of the operations and comprehensive income for the year ended December 31, 2016.
The following is a summary of mineral properties:

	December 31, 2016	December 31, 2015
Mineral properties
In-situ recovery ("ISR")
Uranerz ISR properties (a)	$35,060	$36,096
In-situ recovery total	$35,060	$36,096
Conventional
Sheep Mountain	34,183	34,183
Roca Honda (b)	22,095	19,465
Other (a)	1,287	1,287
Conventional total	57,565	54,935
Mineral properties total	$92,625	$91,031

a)
In the year ended December 31, 2016 the Company did not renew certain mineral leases and recorded abandonment expense of $1.04 million (December 31, 2015 - $2.77 million) in the statement of operations.

b)
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

10. IMPAIRMENTS
Impairment of goodwill
In the year ended December 31, 2015, the Company recorded goodwill of $47.73 million associated with the acquisition of Uranerz on June 18, 2015. The goodwill represents the excess of the acquisition date fair value of the purchase consideration, over the fair value of the assets acquired, net of obligations assumed, and is ascribed to the ISR reporting unit.
In the period following the acquisition of Uranerz to December 31, 2015, uranium spot market prices had fallen approximately 20% and the value of the Company’s shares and related market capitalization had decreased significantly. As a result, during the Company’s annual impairment test for goodwill performed as of December 31, 2015 the Company evaluated the carrying amount of the goodwill and determined that the goodwill should be fully impaired at December 31, 2015 (refer to note 21 for disclosure of the Company’s valuation methodology).
Impairment of plant and equipment, mineral properties and mineral properties held for sale
The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. No such events or changes in circumstances were noted in the year ended December 31, 2016.
2015
In the year ended December 31, 2015, the Company identified indicators of impairment of its mineral properties due to the decline in the uranium concentrate spot and long-term prices and deterioration in the Company’s expectation of future uranium concentrate prices with respect to the Company's mineral properties. An impairment analysis was performed for these properties using the assumptions listed in note 21. The Company compared the undiscounted cash flows for the mineral properties tested with their carrying amounts. No impairment was considered necessary with respect of Roca Honda, Sheep Mountain properties and the ISR mineral properties, since the undiscounted cash flows exceeded the carrying amounts for the properties. With respect of mineral properties identified as held for sale the Company recorded an impairment totaling $8.22 million. The impaired properties included Copper King, Marquez Ranch, Gas Hills, Juniper Ridge and the Nose Rock. These properties are classified in the other category of the conventional segment. The impairment was based of the estimate of its fair value determined using the market approach less estimated selling costs. Subsequent to December 31, 2015 Copper King, Marquez Ranch and Nose Rock mineral interests with a carrying amount of $1.30 million were sold in separate transactions for gross proceeds totaling $1.36 million.

2014
In the year ended December 31, 2014, the Company identified indicators of potential impairment of its plant and equipment and mineral properties due to the decline in the uranium concentrate spot and long-term prices from April 1, 2014 through July 31, 2014 and a significant deterioration in the Company’s expectation of future uranium concentrate prices with respect to the Company's White Mesa Mill together with its conventional mining projects located in the Colorado Plateau, Henry Mountains and Arizona Strip geographic regions representing an asset group (collectively referred to as “WMM asset group”). Refer to note 21 for a discussion of the valuation methodologies used. Based on the impairment analysis, the Company recorded an impairment loss of $75.05 million for the conventional uranium recovery segment, in the quarter ended June 30, 2014, with respect to the WMM asset group. No impairment was required with respect to the Company’s conventional mining projects of Sheep Mountain and Roca Honda located in Wyoming and New Mexico since the estimated undiscounted cash flows exceeded the carrying amounts for the properties. The Company also reclassified $7.53 million of conventional uranium recovery segment from plant and equipment to assets held for sale, tested the carrying value of the assets and recorded an impairment of $5.02 million based of the estimate of its fair value determined using the market approach less estimated selling costs.

11.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	December 31, 2016	December 31, 2015
Asset retirement obligation, beginning of period	$8,573	$5,683
Revision of estimate	4,186	877
Acquired in asset acquisitions or business combinations	5,454	2,145
Accretion of liabilities	906	494
Settlements	(2,086)	(626)
Asset retirement obligation, end of period	$17,033	$8,573
Asset retirement obligation:
Current	$32	$1,000
Non-current	17,001	7,573
Asset retirement obligation, end of period	$17,033	$8,573
Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2015 – 2.0%). The total undiscounted decommissioning liability at December 31, 2016 is $43 million (December 31, 2015 - $32.30 million). Reclamation costs are expected to be incurred between 2016 and 2038 in the following manner: 2016 – 2020 - $4.80 million, 2021 – 2025 - $14.63 million, 2026 – 2030 - $2.59 million, 2031 – 2035 - $8.29 million, 2036 – 2038 - $12.69 million.
The following table summarizes the Company’s restricted cash:

	December 31, 2016	December 31, 2015
Restricted cash, beginning of period	$12,980	$16,148
Restricted cash from acquisitions	4,532	2,100
Refunds of collateral	—	(5,268)
Additional collateral posted	5,663	—
Restricted cash, end of period	$23,175	$12,980
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the State of Utah, the State of Wyoming, the applicable state regulatory agencies in Colorado and Arizona and the U.S. Bureau of Land

Management for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 18 for a discussion of the Company’s surety bond commitments.

12.	LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	December 31, 2016	December 31, 2015
Current portion of loans and borrowings:
Convertible debentures (a)	$3,095	$—
Secured note	—	250
Wyoming Industrial Development Revenue Bond loan (b)	3,224	3,291
Finance leases and other	—	41
Total current loans and borrowings	$6,319	$3,582
Long-term loans and borrowings:
Convertible debentures (a)	$12,381	$14,624
Secured note	—	224
Wyoming Industrial Development Revenue Bond loan (b)	10,854	14,078
Finance leases and other	—	11
Total long-term loans and borrowings	$23,235	$28,937

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31, 2016		December 31, 2015
	Currency	Nominal interest rate	Year of maturity	Face value	Carrying amount	Face value	Carrying amount
Convertible debentures (a)	CDN$	8.5%	2020	16,385	15,476	15,896	14,624
Secured note	USD	7.0%	2017	—	—	500	474
Wyoming Industrial Development Revenue Bond loan (b)	USD	5.8%	2020	14,078	14,078	17,369	17,369
Finance leases and other	USD	7.0%	2016	—	—	150	52
				30,463	29,554	33,915	32,519

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

On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per common share of the Company. In addition, a redemption provision was added that enables the Company, upon giving not less than 30 days notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added to give the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted).
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
In accordance with the revised terms approved on August 4, 2016, the Company has classified 20% of the principal amount of the debenture as a current liability. The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2016 the Company recorded a loss on revaluation of convertible debentures of $0.41 million (December 31, 2015 – $1.55 million).

(b)
The Company, upon its acquisition of Uranerz, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At December 31, 2016 the loan had an outstanding balance of $14.08 million of which the current portion of the loan was $3.22 million.

13.	CAPITAL STOCK
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
Issued capital stock
The significant transactions relating to capital stock issued for the three years ended December 31, 2016 are:

a)
In the year ended December 31, 2016, the Company issued 200,225 common shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $0.54 million. In the year ended December 31, 2015 the Company issued 1,275,908 shares under the Company’s ATM for proceeds of $2.94 million.

b)
On March 14, 2016, the Company completed a public offering of 5,031,250 units at a price of $2.40 per unit for gross proceeds of $12.08 million. Each Unit consisted of one common share and one half of one common share purchase warrant, or a total of 5,031,250 common shares and 2,515,625 warrants. Each warrant is exercisable until March 14, 2019 and entitles the holder thereof to acquire one common share upon exercise at an exercise price of US$3.20 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $2.09 million of fair value for the 2,515,625 warrants issued in connection with the public offering in March 2016.

Risk-free rate	1.15%
Expected life	3.0 years
Expected volatility	106.0%*
Expected dividend yield	0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

c)	On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda Joint Venture for share consideration of $2.68 million.

d)	On June 16, 2016 the Company issued 4,551,284 shares to acquire Alta Mesa with a value of $11.38 million.

e)
On September 20, 2016, the Company completed a public offering of 8,337,500 units at a price of $1.80 per unit for gross proceeds of $15.01 million. Each Unit consisted of one common share and one half of one common share purchase warrant, or a total of 8,337,500 Shares and 4,168,750 Warrants. Each warrant is exercisable until September 20, 2021 and entitles the holder thereof to acquire one common share upon exercise at an exercise price of US$2.45 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $3.17 million of fair value for the 4,168,750 warrants issued in connection with the public offering in September 2016.

Risk-free rate	1.2%
Expected life	5.0 years
Expected volatility	145.2%*
Expected dividend yield	0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

f)	On June 18, 2015 the Company issued 24,457,773 shares for the acquisition of Uranerz Energy Corp valued at $101.74 million.
Pursuant to the acquisition of Uranerz, the Company issued 617,832 EFI common shares valued at $2.57 million in satisfaction of an advisory fee. The value of the Energy Fuels' shares issued for the advisory fee was calculated using the share price of the Company’s common shares on the date the acquisition closed and these costs were expensed in the consolidated financial statements of the Company.
On June 25, 2015 the Company issued 271,604 EFI common shares valued at $1.36 million to former employees of Uranerz in consideration for termination liabilities. The value of the Energy Fuels' shares issued was calculated using the share price of the Company’s shares on the date the shares were issued. These costs were expensed in the consolidated financial statements of the Company.

Share Purchase Warrants
The Company has share purchase warrants denominated in Canadian dollars and US dollars.

The following table summarizes the Company’s share purchase warrants denominated in Cdn$:

Month Issued	Expiry Date	Exercise Price Cdn$	Warrants Outstanding
June 2012(1)	June 22, 2017	13.25	351,025
June 2013(1)	June 15, 2017	9.50	456,948

(1)
The expiration date for these warrants was extended by one year on March 24, 2016. The Company assessed the valuation using Black Scholes and determined there was no additional value to the warrants due to the extension of the expiry date.

The following table summarizes the Company’s share purchase warrants denominated in USD. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants is Cdn$.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at December 31, 2016
June 2015 (1, 3)	January 25, 2017	6.28	1,224,000	—
March 2016 (1)	March 14, 2019	3.20	2,515,625	807
September 2016 (2)	September 20, 2021	2.45	4,168,750	3,105
				$3,912
(1) These US dollar based warrants are classified as Level 2 under the fair value hierarchy (Note 13).
(2) These US dollar based warrants are classified as Level 1 under the fair value hierarchy as they are traded on an active market.
(3) These warrants expired unexercised on January 25, 2017.
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the less than $0.00 million of fair value for the 1,224,000 warrants at December 31, 2016.

Risk-free rate	0.44%
Expected life	0.1 years
Expected volatility	24.7%*
Expected dividend yield	0%
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.81 million of fair value for the 2,515,625 warrants at December 31, 2016.

Risk-free rate	1.2%
Expected life	2.2 years
Expected volatility	98.2%*
Expected dividend yield	0%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

14.	BASIC AND DILUTED LOSS PER COMMON SHARE
The following is a reconciliation of weighted average shares outstanding for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Years Ended December 31,
	2016	2015	2014
Issued common shares at beginning of period	46,519,132	19,677,552	19,601,251
Effect of share options exercised	3,471	22,938	11,137
Effect of shares issued for settlement of vesting of restricted share units	196,242	—	—
Effect of shares issued for exercise of share purchase warrants	—	173	49,273
Effect of shares issued in business combinations	—	13,654,488	—
Effect of shares issued in asset acquisitions	3,184,175	—	—
Effect of shares issued in public offerings	6,538,038	28,821	—
Weighted average shares outstanding	56,441,058	33,383,972	19,661,661
Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2016	2015	2014
Net loss	$(39,413)	$(82,217)	$(86,635)
Basic and diluted weighted average number
of common shares outstanding	56,441,058	33,383,972	19,661,661
Loss per common share	$(0.70)	$(2.46)	$(4.41)
For the three years ended December 31, 2016, 2015 and 2014, 10.19 million, 5.21 million and 1.98 million options and warrants respectively and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

15.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At December 31, 2016, a total of 6,620,515 common shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.45 million options granted in the year ended December 31, 2016 (December 31, 2015 – 2.17 million, December 31, 2014 - 307,250). At December 31, 2016, there were 2.15 million options outstanding with 1.82 million options exercisable, at a weighted average exercise price of $5.69, with a weighted average remaining contractual life of 3.58 years. The aggregate intrinsic value of the fully vested shares was $nil.
The summary of the Company’s stock options at December 31, 2016, 2015 and 2014, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, January 1, 2014	7.60 - 44.22	14.27	795,318
Granted	9.05	9.05	307,250
Exercised	8.75	8.75	(15,000)
Forfeited	7.60 - 44.22	14.70	(158,655)
Expired	17.50	17.50	(23,500)
Balance, December 31, 2014	7.60 - 44.22	11.66	905,413
Granted	2.55 - 18.55	6.02	2,176,330
Exercised	2.55 - 4.48	3.78	(48,802)
Forfeited	4.44 - 29.71	7.29	(574,486)
Expired	7.47 - 32.10	7.42	(335,558)
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
As of December 31, 2016, the outstanding stock options denominated in Cdn$ were as follows:

	Options outstanding				Options exercisable
Exercise price (Cdn$)	Quantity	Weighted average price ($Cdn)	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price ($Cdn)	Weighted average remaining contractual life	Intrinsic Value
$0.00 to $4.99	—	$—	0.00	$—	—	$—	0.00	$—
$5.00 to $9.99	421,850	8.14	2.17	—	395,100	8.30	2.11	—
$10.00 to $14.99	171,370	11.50	0.64	—	171,370	11.50	0.64	—
$15.00 to $19.99	62,900	$15.50	0.18	—	62,900	$15.50	0.18	—
	656,120			$—	629,370			$—

As of December 31, 2016, the outstanding stock options denominated in USD$ were as follows:

	Options outstanding				Options exercisable
Exercise price ($)	Quantity	Weighted average price ($)	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price ($)	Weighted average remaining contractual life	Intrinsic Value
$0.00 to $4.99	876,987	$3.47	5.35	$—	676,559	$3.80	5.76	$—
$5.00 to $9.99	370,512	6.13	3.70	—	370,512	6.13	3.70	—
$10.00 to $14.99	127,499	10.68	1.22	—	127,499	10.68	1.22	—
$15.00 to $19.99	14,025	$15.61	4.02	—	14,025	$15.61	4.02	—
	1,389,023			$—	1,188,595			$—

In the years ended December 31, 2016 the Company issued 8,369 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of less than $0.02 million. These options had an intrinsic value of less than $0.01 million.

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
The share-based compensation recorded during the years ended months ended December 31, 2016, 2015 and 2014 is as follows:

	Years ended
	December 31,
	2016	2015	2014
Share-based compensation (1)(2)	$2,657	$1,099	$1,405
Replacement of options from business combinations and asset acquisitions (3)	—	3,681	—
Value of stock options and RSUs granted	$2,657	$4,780	$1,405

(1)
The fair value of the options granted under the Compensation Plan for the years ended December 31, 2016, 2015 and 2014, was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.03% - 1.43%	0.87%	1.6%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	64.7% -74.8%*	75.1%*	81%*
Expected dividend yield	0%	0%	0%
Weighted-average expected life of option	5.00	4.99	5.00
Weighted-average grant date fair value	$1.22 - $1.23	2.64	5.27

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

(2)	The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2016, 2015 and 2014, was estimated at the date of grant, using the stated market price.

(3)
During business combinations and asset acquisitions the Company may issue options to replace options of the acquired companies. For the year ended December 31, 2015, the fair value of stock options granted to employees, directors and consultants of companies acquired through business combinations and asset acquisitions was estimated on the closing date of the transaction using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.0% to 2.35%
Expected life	0.05 years to 10 years
Expected volatility	18.47 to 93.31%*
Expected dividend yield	0%
Weighted-average expected life of option	4.52
Weighted-average grant date fair value	$1.89

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

A summary of the status and activity of non-vested stock options at December 31, 2016 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested January 1, 2014	—	$—
Granted	307,250	5.27
Vested	(153,625)	5.27
Forfeited	(14,025)	5.27
Non-vested December 31, 2014	139,600	5.27
Granted	2,176,330	1.93
Vested	(2,119,803)	2.00
Forfeited	(18,429)	5.17
Non-vested December 31, 2015	177,698	3.44
Granted	449,537	1.29
Vested	(331,482)	2.26
Forfeited	(68,575)	1.56
Non-vested December 31, 2016	227,178	$1.48
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the year ended December 31, 2016, the Company’s Board of Directors approved the issuance of 1.21 million RSUs under the Compensation Plan (2015 – 0.27 million).
A summary of the status and activity of non-vested RSUs at December 31, 2016 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested January 1, 2014	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested December 31, 2014	—	—
Granted	282,716	4.05
Vested	—	—
Forfeited	(9,850)	4.68
Non-vested December 31, 2015	272,866	4.03
Granted	1,205,336	2.14
Vested	(138,608)	4.65
Forfeited	(9,125)	5.39
Non-vested December 31, 2016	1,330,469	$2.37
The total fair value of RSUs that vested and were settled for equity in the year ended December 31, 2016 was $0.30 million (2015 – $nil, 2014- $nil).
At December 31, 2016, there was $0.08 million and $0.84 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately three years.

16. INCOME TAXES
A reconciliation of income tax expense (recovery) and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

		Year ended
		December 31,
	2016	2015	2014
Income (loss) before income taxes	$(39,864)	$(82,357)	$(86,532)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	(10,600)	(21,825)	(22,931)
Stock based compensation	704	291	337
Other non-deductible/non-taxable items	—	(2,984)	(743)
Foreign tax rate differences	(2,962)	(10,180)	(9,884)
Unrecognized deferred tax assets	12,858	34,698	33,324
Income tax expense	$—	$—	$103
The Components of the net deferred tax assets and liabilities as of December 31, 2016, 2015 and 2014 are as follows:

		Year ended
		December 31,
	2016	2015	2014
Current deferred tax assets
Deferred revenue	$—	$—	$948
Inventories	2,900	1,415	1,677
Short-term investments	413	408	188
Total current deferred tax assets	3,313	1,823	2,813
Non-current deferred tax assets
Operating loss carry forwards	91,441	86,807	60,012
Capital loss carry forwards	21,322	21,297	21,507
Deferred revenue and other	3,885	3,987	1,719
Mineral properties and deferred costs	40,581	41,631	23,632
Asset retirement obligations	6,398	3,226	2,138
Intangibles and other	(2,524)	(3,772)	(2,134)
Property, plant and equipment	(751)	(1,348)	9,547
Total non-current deferred tax assets	160,352	151,828	116,421
Subtotal deferred tax asset	163,665	153,651	119,234
Less: valuation allowance	(163,665)	(153,651)	(119,234)
Net deferred tax asset	$—	$—	$—
At December 31, 2016, 2015 and 2014, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Year	Balance at
Ended	Beginning of			Balance at End
December 31,	Period	Additions (a)	Deductions (b)	of Period
2016	153,651	11,166	(1,151)	163,666
2015	119,234	49,582	(15,165)	153,651
2014	85,603	48,501	(14,870)	119,234

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
The following table summarize the Company's capital losses and net operating losses as of December 31, 2016 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$25,699	2027 - 2035
Canada	Allowable Capital losses	3,221	None
Canada	Investment Tax Credits	1,187	2023 - 2026
United States	Net operating losses	224,923	2026 - 2035
United States	Capital losses	54,399	2019
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

17.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of revenues are as follows:

	Years ended December 31,
	2016	2015	2014
Uranium concentrates	$54,432	$60,696	$45,755
Alternate feed materials processing and other	120	655	498
Revenues	$54,552	$61,351	$46,253

The Company has three major customers to which its sales for the year were as follows: 2016 - $33.36 million; $8.69 million; $7.00 million; (2015 (four major customers) - $20.98 million; $16.31 million; $12.53 million; $9.00 million); (2014 (three major customers) - $20.66 million; $8.57 million; $16.53 million).
The Company’s revenues by country of customer for the current year were as follows: 2016 - $50.76 million - U.S.; Other - $3.69 million; (2015 - $37.85 million - U.S.; $20.98 million - South Korea; Other - $1.87 million) (2014 -$25.59 million - U.S.; $20.66 million - South Korea).
Deferred revenue at December 31, 2016 of $2.34 million (2015 - $2.17 million) relates to proceeds received on delivery of alternate feed materials in advance of the required processing activity.

The components of other income (expense) are as follows:

	Years ended December 31,
	2016	2015	2014
Interest income	$143	$94	$47
Change in value of investments accounted at fair value	—	38	(404)
Change in value of warrant liabilities	420	590	—
Change in value of convertible debentures	(407)	(1,548)	300
Gain on settlement of loans and borrowings	424	—	—
Insurance settlement	223	—	—
Sales and property tax refunds	176	—	—
Gain on sale of mineral properties	316	—	565
Other	(96)	406	927
Other income (expense)	$1,199	$(420)	$1,435

The components of accounts payable and accrued liabilities are as follows:

	December 31, 2016	December 31, 2015
Accounts payable	$1,150	$3,561
Payroll liabilities	1,374	2,428
Other accrued liabilities	3,232	3,285
Accounts payable and accrued liabilities	$5,756	$9,274

18.	COMMITMENTS AND CONTINGENCIES
General legal matters
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
In April 2014, the Grand Canyon Trust filed a citizen suit in federal District Court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the Court to add further purported violations to their

April 2014 suit. The Complaint, as amended, alleges that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asks the Court to impose injunctive relief, civil penalties of up to $38,000 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint. Cross motions for summary judgment were heard by the District Court on November 17, 2016, and the parties are awaiting the Court's decision.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016 and the parties are awaiting the Court's decision. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.
Mineral property commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually and annual renewal costs are expected to total $1.39 million for the year ended December 31, 2017.
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $23.12 million posted against an undiscounted ARO of $43.00 million (December 2015 - $12.98 million posted against undiscounted asset retirement obligation of $32.03 million). One of the Company’s surety bond issuers has requested additional collateral in the amount of $1.76 million which is required to be funded in March 2017. The Company has a signed agreement to replace such issuer with a new issuer, which would eliminate the need to post additional collateral.
Commitments
The Company is contractually obligated under three long -term and one spot contract to deliver the following pounds of U3O8.

	Spot Contract	Long-Term Contract
Year ended December 31, 2017	200,000	320,000
Year ended December 31, 2018	200,000	200,000
Year ended December 31, 2019	—	100,000
Year ended December 31, 2020	—	100,000

19.	SEGMENT INFORMATION

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
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At December 31, 2016 the conventional mining projects in the vicinity of the White Mesa Mill, with the exception of shaft sinking and evaluation activities at the Company’s Canyon Mine Project, are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
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
The following tables set forth operating results by reportable segment for the Years Ended December 31, 2016:

			Non-Operating
	Operating Segments		Segments
Years Ended December 31, 2016	Conventional	ISR	Corporate & Other	Total
Revenue	$43,884	$10,668	$—	54,552
Costs and expenses applicable to revenue	27,176	8,277	—	35,453
Impairment of inventories	2,364	2,998	—	5,362
Development, permitting and land holding	9,774	11,344	—	21,118
Standby costs	9,847	387	—	10,234
Abandonment of mineral properties	—	1,036	—	1,036
Accretion of asset retirement obligation	723	183	—	906
Selling costs	379	—	—	379
Intangible asset amortization	1,100	2,219	—	3,319
General and administration	3,880	1,547	10,092	15,519
Total operating income (loss)	(11,359)	(17,323)	(10,092)	(38,774)

The following tables set forth operating results by reportable segment for the Years Ended December 31, 2015:

			Non-Operating
	Operating Segments		Segments
Years Ended December 31, 2015	Conventional	ISR	Corporate & Other	Total
Revenue	$48,448	$12,903	$—	61,351
Costs and expenses applicable to revenue	28,161	9,456	—	37,617
Impairment of inventories				—
Development, permitting and land holding	1,312	7,450	—	8,762
Standby costs	10,765	—	—	10,765
Abandonment of mineral properties	2,300	—	—	2,770
Accretion of asset retirement obligation	414	80	—	494
Selling costs	316	—	—	316
Intangible asset amortization	2,372	2,992	—	5,364
General and administration	1,648	1,867	8,810	12,325
Costs directly attributable to acquisitions	—	—	6,886	6,886
Impairment of property, plant and equipment and mineral properties	7,757	467	—	8,224
Impairment of goodwill	—	47,730	—	47,730
Total operating loss	(6,597)	(57,609)	(15,696)	(79,902)

20. UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION
The following table summarizes unaudited supplementary quarterly information for the three years ended December 31, 2016, 2015, and 2014.

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited) (in thousands, except share and per share amounts)
Net loss	$(8,865)	$(10,441)	$(8,245)	$(12,313)
Net loss per share	$(0.19)	$(0.20)	$(0.14)	$(0.19)
Weighted average shares outstanding Basic and Diluted	47,660,414	53,043,512	58,630,457	66,205,153

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited) (in thousands, except share and per share amounts)
Net loss	$(1,203)	$(4,060)	$(5,345)	$(71,609)
Net loss per share	$(0.06)	$(0.18)	$(0.12)	$(1.58)
Weighted average shares outstanding Basic and Diluted	19,677,552	22,999,968	45,117,145	45,330,302

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(unaudited) (in thousands, except share and per share amounts)
Net income (loss)	$(6,671)	$(75,018)	$3,682	$(8,628)
Net income (loss) per share	$(0.34)	$(3.81)	$0.19	$(0.44)
Weighted average shares outstanding Basic and Diluted	19,601,773	19,677,052	19,677,552	19,677,552

21.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2016. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As at December 31, 2016, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$(1,340)	$—	$—	$(1,340)
Warrant liabilities (Note 13)	(3,105)	(807)	—	(3,912)
Convertible debentures (Note 12)	(15,476)	—	—	(15,476)
	$(19,921)	$(807)	$—	$(20,728)
The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
Assets and liabilities measured at fair value on a non-recurring basis
As discussed in Note 10, Impairment, the Company recorded no impairment charges in the year ended December 31, 2016 but several impairment charges in the years ended December 31, 2015 and 2014.
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
The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements for the year ended December 31, 2016 and 2015.

	Date of Fair Value Measurement	Valuation Technique	Unobservable Input	Range/Weighted Average
	For the years ended December 31, 2016 and 2015
Nichols Ranch Project and mineral properties in the ISR and Conventional segments	December 31, 2015	Discounted Cash Flow Model	Discount Rate	10%
			Short and Long Term Uranium Price	$38.90 to $62.10
			United States Inflation Rate	2%
Nichols Ranch Project	June 18, 2015	Discounted Cash Flow Model	Discount Rate	10%
			Short and Long Term Uranium Price	$37.95 to $65.00
			United States Inflation Rate	2%
Acquired Uranerz exploration properties	June 18, 2015 and December 31, 2015	Enterprise value to resource model and acreage multiple	Precedent Transaction Research	Measured and Indicted pounds U3O8 - 2.00x
				Inferred Pounds U3O8 - 1.5x $77.0x - Acre

22. SUBSEQUENT EVENTS
Issuance of stock options and RSUs
On January 24, 2017 the Company granted 0.73 million stock options and 1.16 million RSU’s to its employees, directors and consultants with an exercise price of $2.35. The options carry a five-year life and are vested as follows: 50% immediately; 25% on January 24, 2018; 25% on January 24, 2019. The RSU’s vest as follows: 50% on January 27, 2018; 25% on January 27, 2019; and 25% on January 27, 2020.
Sale of shares in the Company's ‘at-the-market’ program (“ATM”).
From January 1, 2017 through March 8, 2017, the Company has issued 2.99 million shares for proceeds $6.65 million using the ATM.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 and no material weaknesses were discovered.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART II
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

1.1	Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corporation, Haywood Securities Inc. and Roth Capital Partners, LLC dated March 9, 2016 (1)

1.2	Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corporation and Rodman & Renshaw (a unit of H.C. Wainwright & Co. LLC) dated September 14, 2016 (28)

1.3	Amended and Restated Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corportion and Rodman & Renshaw (a unit of H.C. Wainwright & Co. LLC) dated September 15, 2016 (29)

2.1	Agreement and Plan of Merger by and among Energy Fuels, Inc. and EFR Nevada Corp. and Uranerz Energy Corporation, dated January 4, 2015 (2)

2.2	Amendment to the Agreement and Plan of Merger, dated May 8, 2015 (2)

2.3	Membership Interest Purchase Agreement by and among Energy Fuels Inc., Energy Fuels Holdings Corp., Mesteña LLC, Jones Ranch Minerals Unproven, Ltd. And Mesteña Unproven Ltd. dated March 4, 2016 (3)

3.1	Articles of Continuance dated September 2, 2005 (4)

3.2	Articles of Amendment dated May 26, 2006 (5)

3.3	Bylaws (6)

4.1
The Amended and Restated Convertible Debenture Indenture dated August 4, 2016 between Energy Fuels Inc., BNY Trust Company of Canada and the Bank of New York Mellon providing for the issuance of debentures (7)

4.2	Financing Agreement between Johnson County, Wyoming and Uranerz Energy Corporation dated November 26, 2013 (8)

4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 12, 2013 (9)

4.4	Promissory Note among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 26, 2013 (10)

4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corporation and UMB Bank, as Trustee dated November 26, 2013 (11)

4.6	Shareholder Rights Plan between Energy Fuels Inc., and CIBC Mellon Trust Company dated February 3, 2009(12)

Exhibit No.	Document Description
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Company providing for the issue of common share purchase warrants dated March 14, 2016 (13)

4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (14)

4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (15)

10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan (16)

10.2	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2017 (17)

10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated September 29, 2015 (18)

10.4	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated December 23, 2016 (19)

10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors (20)

10.5	Amended and Restated Employment Agreement between Energy Fuels Inc., Energy Fuels Resources (USA) Inc. and Stephen P. Antony dated August 4, 2016 (21)

10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund effective March 1, 2016 (22)

10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson effective March 1, 2016 (23)

10.8	Employment Agreement between Energy Fuels Inc. and Harold R. Roberts effective March 1, 2016 (24)

10.9	Employment Agreement between Energy Fuels Inc. and Daniel G. Zang effective March 1, 2016 (25)

10.10	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers dated April 14, 2016 (26)

10.11	Professional Services Agreement between Energy Fuels Inc. and Harold R. Roberts dated February 1, 2017

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries (27)

23.1	Consent of KPMG LLP, Independent Registered Public Accountants

23.2	Consent of Roscoe Postle Associates Inc.

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas H. Underhill

23.5	Consent of Thomas C. Pool

Exhibit No.	Document Description

23.6	Consent of Robert Michaud

23.7	Consent of Stuart E. Collins

23.8	Consent of Mark B. Mathisen

23.9	Consent of Harold R. Roberts

23.10	Consent of David A. Ross

23.11	Consent of Peters Geosciences

23.12	Consent of Douglas C. Peters

23.13	Consent of BRS Inc.

23.14	Consent of Douglas L. Beahm

23.15	Consent of W. Paul Goranson

23.16	Consent of Douglass Graves

23.17	Consent of Richard White

23.18	Consent of Don R. Woody

23.19	Consent of Trec, Inc.

23.20	Consent of Woody Enterprises

23.21	Consent of Allan Moran

23.22	Consent of Frank A. Daviess

23.23	Consent of SRK Consulting (U.S.) INC.

23.24	Consent of Christopher Moreton

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Document Description

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

(1)	Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed March 10, 2016.

(2)	Incorporated by reference to Schedule B of Exhibit 99.1 of Energy Fuels’ Form 6-K filed with the SEC on May 26, 2015.

(3)	Incorporated by reference to Exhibit 10.1 of Energy Fuels’ Form 8-K filed with the SEC on March 8, 2016.

(4)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(5)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(6)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(7)	Incorporated by reference to Exhibit 99.66 to Energy Fuels’ registration statement on Form 40-F filed with the SEC on November 15, 2013.

(8)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(9)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(10)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(11)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(12)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.

(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on April 20, 2016.

(15)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.

(16)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.

(17)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.

(18)	Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 6-K filed on September 29, 2015.

(19)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed on December 23, 2016.

(20)	Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(21)	Incorporated by reference to Exhibit 10.5 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(22)	Incorporated by reference to Exhibit 10.6 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(23)	Incorporated by reference to Exhibit 10.7 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(24)	Incorporated by reference to Exhibit 10.8 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(25)	Incorporated by reference to Exhibit 10.9 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(26)	Incorporated by reference to Exhibit 10.11 to Energy Fuels' Form 10-Q filed with the SEC on May 6, 2016.

(27)	Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form T-3 filed with the SEC on July 11, 2016.

(28)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed on September 16, 2016.

(29)	Incorporated by reference to Exhibit 1.2 to Energy Fuels' Form 8-K filed on September 16, 2016.

(30)	Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed on August 4, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.

By:	/s/ Stephen P. Antony
Stephen P. Antony, Chief Executive Officer
Principal Executive Officer
Date: March 9, 2017

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Stephen P. Antony
Stephen P. Antony, Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 9, 2017

Per:	/s/ Daniel G. Zang
Daniel G. Zang, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)
Date: March 9, 2017

Per:	/s/ Glenn Catchpole
Glenn Catchpole, Director
Date: March 9, 2017

Per:	/s/ Dennis Higgs
Dennis Higgs, Director
Date: March 9, 2017

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 9, 2017

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 9, 2017

Per:	/s/ Ames Brown
Ames Brown, Director
Date: March 9, 2017

/s/ Ron F. Hochstein
Per:	Ron F. Hochstein, Director
Date: March 9, 2017

Per:	Paul A. Carroll, Director
Date: March 9, 2017