Form 10-Q
period 2017-03-31
ENERGY FUELS INC
filed 2017-05-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
70,426,455 common shares, without par value, outstanding as of May 4, 2017.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2017

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable US and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company” or “Energy Fuels’”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made. Energy Fuels believes that the expectations reflected in these forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct, and such forward-looking statements included in, or incorporated by reference into, this Quarterly Report should not be unduly relied upon. This information speaks only as of the date of this Quarterly Report.
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
This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings: Item 1A. Risk Factors; and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.
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

Stephen P. Antony, P.E., President & CEO of Energy Fuels, is a Qualified Person as defined by Canadian National Instrument 43-101 and has reviewed and approved the technical disclosure contained in this news release, including sampling, analytical, and test data underlying such disclosure.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended
	March 31,
	2017	2016
Revenue	$3,756	$17,996
Costs and expenses applicable to revenue	2,071	12,143
Development, permitting and land holding	3,323	7,442
Standby costs	1,206	2,166
Abandonment of mineral properties	245	—
Accretion of asset retirement obligation	345	175
Selling costs	70	74
Intangible asset amortization	205	219
General and administration	4,428	3,828
Costs directly attributable to acquisitions	—	326
Total operating loss	(8,137)	(8,377)

Interest expense	(542)	(576)
Other income (expense)	(1,917)	88
Net loss	(10,596)	(8,865)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(196)	(801)
Unrealized gain on available-for-sale assets	440	83
Other comprehensive income (loss)	244	(718)
Comprehensive loss	$(10,352)	$(9,583)

Net loss attributable to:
Owners of the Company	$(10,508)	$(8,808)
Non-controlling interests	(88)	(57)
	$(10,596)	$(8,865)
Comprehensive loss attributable to:
Owners of the Company	$(10,264)	$(9,526)
Non-controlling interests	(88)	(57)
	$(10,352)	$(9,583)

Basic and diluted loss per share	$(0.15)	$(0.19)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	As of
	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$12,164	$16,901
Trade and other receivables	498	364
Inventories	20,332	16,761
Prepaid expenses and other assets	2,609	2,104
Total current assets	35,603	36,130
Notes receivable and other	1,663	1,146
Plant and equipment	36,126	37,582
Mineral properties	92,380	92,625
Intangible assets	5,594	5,799
Restricted cash	25,089	23,175
Total assets	$196,455	$196,457

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,177	$5,756
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	6,573	6,319
Total current liabilities	11,782	12,107
Warrant liabilities	6,122	3,912
Deferred revenue	2,339	2,339
Asset retirement obligation	17,249	17,001
Loans and borrowings	23,230	23,235
Total liabilities	60,722	58,594
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 70,219,864 at March 31, 2017 and 66,205,153 at December 31, 2016	420,556	412,334
Accumulated deficit	(292,029)	(281,521)
Accumulated other comprehensive income	3,552	3,308
Total shareholders' equity	132,079	134,121
Non-controlling interests	3,654	3,742
Total equity	135,733	137,863
Total liabilities and equity	$196,455	$196,457

Commitments and contingencies (Note 12)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.

Consolidated Statements of Changes in Equity

(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(10,508)	—	(10,508)	(88)	(10,596)
Other comprehensive income	—	—	—	244	244	—	244
Shares issued for cash by at-the-market offering	3,158,825	7,175	—	—	7,175	—	7,175
Share issuance cost	—	(210)	—	—	(210)	—	(210)
Share-based compensation	—	1,041	—	—	1,041	—	1,041
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Shares issued for consulting services	103,306	216	—	—	216	—	216
Balance at March 31, 2017	70,219,864	$420,556	$(292,029)	$3,552	$132,079	$3,654	$135,733
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the three months ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss for the period	$(10,596)	$(8,865)
Items not involving cash:
Depletion, depreciation and amortization	508	318
Stock-based compensation	1,041	666
Change in value of convertible debentures	922	561
Change in value of warrant liabilities	2,193	(253)
Accretion of asset retirement obligation	345	175
Unrealized foreign exchange gains (losses)	296	(207)
Abandonment of mineral properties	245	—
Other non- cash (income) expenses	242	(482)
Changes in assets and liabilities
(Increase) decrease in inventories	(2,420)	8,736
Increase in trade and other receivables	(134)	(6,501)
(Increase) decrease in prepaid expenses and other assets	(505)	370
Decrease in accounts payable and accrued liabilities	(1,119)	(3,205)
Changes in deferred revenue	—	232
Cash paid for reclamation and remediation activities	(97)	(248)
	(9,079)	(8,703)
INVESTING ACTIVITIES
Purchase of plant and equipment	—	(93)
Change in cash deposited with regulatory agencies for asset retirement obligations	(1,913)	—
Sale of mineral properties held for sale	—	845
	(1,913)	752
FINANCING ACTIVITIES
Issuance of common shares for cash	6,965	11,503
Option and warrant exercises	—	3
Repayment of loans and borrowings	(789)	(808)
	6,176	10,698

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(4,816)	2,747
Effect of exchange rate fluctuations on cash held in foreign currencies	79	791
Cash and cash equivalents - beginning of period	16,901	12,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,164	$16,503

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$202	$246
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
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
In management’s opinion, these unaudited interim financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2016. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	INVENTORIES

	March 31, 2017	December 31, 2016
Concentrates and work-in-progress	$17,637	$13,788
Raw materials and consumables	2,695	2,973
	$20,332	$16,761

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(7,915)	$21,295	$29,210	$(6,804)	$22,406
Alta Mesa	13,626	(690)	12,936	13,626	(456)	13,170
Equipment and other	13,367	(11,472)	1,895	13,367	(11,361)	2,006
Plant and equipment total	$56,203	$(20,077)	$36,126	$56,203	$(18,621)	$37,582
The following is a summary of mineral properties:

	March 31, 2017	December 31, 2016
Mineral properties
In-situ recovery ("ISR")
Uranerz ISR properties (a)	$34,815	$35,060
In-situ recovery total	$34,815	$35,060
Conventional
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Conventional total	57,565	57,565
Mineral properties total	$92,380	$92,625

a)	In the three months ended March 31, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $0.25 million in the statement of operations (March 31, 2016 - $Nil).

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2017	December 31, 2016
Asset retirement obligation, beginning of period	$17,033	$8,573
Revision of estimate	—	4,186
Acquired in asset acquisitions or business combinations	—	5,454
Accretion of liabilities	345	906
Settlements	(97)	(2,086)
Asset retirement obligation, end of period	$17,281	$17,033
Asset retirement obligation:
Current	$32	$32
Non-current	17,249	17,001
Asset retirement obligation, end of period	$17,281	$17,033
Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2016 – 2.0%). The total undiscounted decommissioning liability at March 31, 2017 is $43.00 million (December 31, 2016 - $43.00 million). Reclamation costs are expected to be incurred between 2017 and 2039 in the following manner: 2017 – 2021 - $8.21 million, 2022 – 2026 - $11.22 million, 2027 – 2031 - $3.65 million, 2032 – 2036 - $11.95 million, 2037 – 2039 - $7.97 million.
The following table summarizes the Company’s restricted cash:

	March 31, 2017	December 31, 2016
Restricted cash, beginning of period	$23,175	$12,980
Restricted cash from acquisitions	—	4,532
Additional collateral posted	—	5,663
Release of collateral related to change in surety agents	(10,811)	—
Posting of collateral with new surety agents	12,725	—
Restricted cash, end of period	$25,089	$23,175
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

	March 31, 2017	December 31, 2016
Current portion of loans and borrowings:
Convertible debentures (a)	$3,303	$3,095
Wyoming Industrial Development Revenue Bond loan (b)	3,270	3,224
Total current loans and borrowings	$6,573	$6,319
Long-term loans and borrowings:
Convertible debentures (a)	$13,211	$12,381
Wyoming Industrial Development Revenue Bond loan (b)	10,019	10,854
Total long-term loans and borrowings	$23,230	$23,235

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
In accordance with the revised terms approved on August 4, 2016, the Company has classified 20% of the principal amount of the debenture as a current liability. The debentures are classified as fair value through profit or loss where the debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the three months ended March 31, 2017 the Company recorded a loss on revaluation of convertible debentures of $0.92 million (March 31, 2016 – $0.56 million ).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At March 31, 2017 the loan had an outstanding balance of $13.29 million of which the current portion of the note was $3.27 million.

7.	CAPITAL STOCK
Authorized capital stock
The Company is authorized to issue an unlimited number of Common Shares without par value, unlimited Preferred Shares issuable in series, and unlimited Series A Preferred Shares. The Series A Preferred shares issuable are non-redeemable, non-callable, non-voting and with no right to dividends. The Preferred Shares issuable in series will have the rights, privileges, restrictions and conditions assigned to the particular series upon the Board of Directors approving their issuance.
Issued capital stock
The significant transactions relating to capital stock issued for the three months ended March 31, 2017 are:

a)	In the three months ended March 31, 2017, The Company issued 3,158,825 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $6.97 million.
Share Purchase Warrants
The Company has share purchase warrants denominated in Canadian dollars and US dollars.
The following table summarizes the Company’s share purchase warrants denominated in Canadian dollars:

Month Issued	Expiry Date	Exercise Price Cdn$	Warrants Outstanding
June 2012(1)	June 22, 2017	13.25	351,025
June 2013(1)	June 15, 2017	9.50	456,948

(1)	The expiration date for these warrants was extended by one year on March 24, 2016.
The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at March 31, 2017
March 2016 (a)	March 14, 2019	3.20	2,515,625	1,459
September 2016	September 20, 2021	2.45	4,168,750	4,663
				$6,122
(a)    The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 14).
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $1.46 million of fair value for the 2,515,625 warrants at March 31, 2017.

Risk-free rate	1.27%
Expected life	2.0 years
Expected volatility	98.01%*
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended March 31,
	2017	2016
Loss attributable to shareholders	$(10,508)	$(8,808)
Basic and diluted weighted average number
of common shares outstanding	68,761,350	47,660,414
Loss per common share	$(0.15)	$(0.19)
For the three months ended March 31, 2017, 10.17 million (March 31, 2016 - 6.99 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS

The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At March 31, 2017, a total of 4,504,598 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.73 million options granted in the three months ended March 31, 2017 (three months ended March 31, 2016 – 0.42 million options). At March 31, 2017, there were 2.68 million options outstanding with 2.21 million options exercisable, at a weighted average exercise price of $4.67 and $5.16 respectively, with a weighted average remaining contractual life of 3.81 years. The aggregate intrinsic value of the fully vested options was $nil.
The fair value of the options granted under the Compensation Plan for the three months ended March 31, 2017 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected life	5.0 years	*
Expected volatility	62.95%
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.19

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at March 31, 2017 and December 31, 2016, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	2.35	2.35	732,328
Exercised	—	—	—
Forfeited	2.12 - 8.63	3.39	(30,283)
Expired	11.63 - 12.55	11.69	(66,725)
Balance, March 31, 2017	2.12 - 15.61	4.67	2,680,463
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2017 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	227,178	$1.48
Granted	732,328	1.19
Vested	(483,104)	1.31
Forfeited	(9,258)	1.47
Non-vested March 31, 2017	467,144	$1.21
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the three months ended March 31, 2017, the Company’s Board of Directors approved the issuance of 1.13 million RSUs under the Compensation Plan (March 31, 2016 – 0.95 million).
A summary of the status and activity of non-vested RSUs at March 31, 2017 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	1,330,469	$2.37
Granted	1,131,760	2.51
Vested	(752,580)	2.35
Forfeited	(33,019)	2.12
Non-vested March 31, 2017	1,676,630	$2.48
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2017 was $1.64 million (March 31, 2016 – $0.30 million).
The share-based compensation recorded during the three months ended March 31, 2017 was $1.04 million (March 31, 2016 - $0.67 million).
At March 31, 2017, there was $0.41 million and $3.10 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

10.	INCOME TAXES

As of March 31, 2017, the Company does not believe it is more likely than not that the Company will fully realize the benefit of the deferred tax assets. As such, the Company increased the valuation allowance related to the deferred tax assets by $3.58 million for the three months ended March 31, 2017. The Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2017, and December 31, 2016.

11.	SUPPLEMENTAL FINANCIAL INFORMATION

The components of revenues are as follows:

	Three months ended March 31,
	2017	2016
Uranium concentrates	$3,497	$17,978
Alternate feed materials processing and other	259	18
Revenues	$3,756	$17,996
The components of other income (expense) are as follows:

	Three months ended March 31,
	2017	2016
Interest income	$29	$20
Change in value of investments accounted at fair value	499	69
Change in value of warrant liabilities	(2,193)	253
Change in value of convertible debentures	(922)	(561)
Sale of surplus assets	793	—
Other	(123)	307
Other income (expense)	$(1,917)	$88

12.	COMMITMENTS AND CONTINGENCIES
General legal matters
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

Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016 and the parties are awaiting the Court's decision. If the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $25.09 million posted against an undiscounted ARO of $43.00 million (December 31, 2016 - $23.18 million posted against undiscounted asset retirement obligation of $43.00 million).

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
Non-mining activities and other operations are reported in Corporate and other.
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At March 31, 2017 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being upgraded and evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
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
The following tables set forth operating results by reportable segment for the three months ended March 31, 2017:

			Non-Operating
	Operating Segments		Segments
Three months ended March 31, 2017	Conventional	ISR	Corporate & Other	Total
Revenue	$3,756	$—	$—	3,756
Costs and expenses applicable to revenue	2,071	—	—	2,071
Impairment of inventories	—	—	—	—
Development, permitting and land holding	2,912	411	—	3,323
Standby costs	429	777	—	1,206
Abandonment of mineral properties	—	245	—	245
Accretion of asset retirement obligation	170	175	—	345
Selling costs	70	—	—	70
Intangible asset amortization	205	—	—	205
General and administration	775	228	3,425	4,428
Total operating loss	(2,876)	(1,836)	(3,425)	(8,137)

Interest expense	—	—	(542)	(542)
Other expense	—	—	(1,917)	(1,917)
Net loss	$(2,876)	$(1,836)	$(5,884)	$(10,596)
Attributable to shareholders	$(2,876)	$(1,748)	$(5,884)	$(10,508)
Non-controlling interests	—	(88)	—	(88)
Net loss for the period	$(2,876)	$(1,836)	$(5,884)	$(10,596)

14.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at March 31, 2017. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2017, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$2,279	$—	$—	$2,279
Warrant liabilities	(4,663)	(1,459)	—	(6,122)
Convertible debentures	(16,514)	—	—	(16,514)
	$(18,898)	$(1,459)	$—	$(20,357)
The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. Investments are located within prepaid expenses and other current assets and notes receivable and other non-current assets as part of the consolidated balance sheet.  Convertible debentures are within current and non-current loans and borrowings as part of the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three month period ended March 31, 2017, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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
Overview
We provide the raw materials for generation of clean nuclear electricity. Our primary product is a uranium concentrate (“U3O8”), or yellowcake, which when further processed will become the fuel for nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity, and 60% of the clean carbon-free energy, generated in the United States. The Company generates revenues from extracting and processing materials for our own account, as well as from toll processing for others.
Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

◦	Processing ore from uranium mines;

◦	Recycling of uranium bearing materials that are not derived from conventional ore, known as alternate feed materials; and

•	In-situ recovery (“ISR”) operations.
In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities, and is evaluating opportunities for copper recovery from our Canyon project.
The Mill, which is located near Blanding Utah, processes ore mined from the Four Corners region of the United States as well as alternate feed materials that can originate worldwide. We have the only operating uranium/vanadium mill in the United States. The Mill is licensed to process an average of 2,000 tons of ore per day and to extract approximately 8.00 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as alternate feed materials.
Currently, there are no mines operating in the vicinity of the Mill, due to uneconomic prices. The Mill is currently processing alternate feed materials under a toll processing arrangement as well as alternate feed materials for our own account. Additionally, the Mill is recovering dissolved uranium from the Mill’s tailings management system that was not recovered in previous processing. The Company is actively pursuing additional toll and alternate feed materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity has arisen for potential clean-up of abandoned uranium mines on the Navajo Nation that is located in northeastern Arizona as well as parts of Utah and New Mexico and other abandoned uranium mines in the vicinity that are not on the Navajo Nation. Recently, the Justice Department and EPA announced settlements in excess of $1.5 billion to fund these clean-up activities. Additional settlements with other parties are also pending. Our Mill is within close trucking distance and is uniquely positioned in this region to receive uranium bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time removing such material from the land. There are no other facilities capable of providing this service. Consequently, the Company is actively pursuing these types of opportunities.
The Company’s ISR operations consist of our currently producing Nichols Ranch Project and our standby operation at Alta Mesa. At our Nichols Ranch Project, the Company placed its ninth header house into production in March 2017. In order to save cash and resources, the Company is deferring additional wellfield development until uranium prices recover. The Alta Mesa Project will remain on standby in the current uranium price environment.
We believe the current spot price of uranium does not support production for the majority of uranium producers and, accordingly, we believe that prices will recover. In anticipation of price recoveries we continue to maintain and advance our resource portfolio. Once prices recover we stand ready to resume wellfield construction at our Nichols Ranch Project, develop wellfields and resume production at our Alta Mesa facility and mine, as well as mine and process ore from our Canyon Project. The Company believes we could start bringing this new production to the market within approximately six months of a positive production decision. Longer term we expect to resume production at our conventional mines on standby and develop our large conventional mines at Roca Honda and Henry Mountains.
In addition to resources controlled by Energy Fuels, there are substantial conventional uranium/vanadium mines/projects in the vicinity of our Mill, which as stated above, is the only operating mill in the United States. We expect that as these mines are brought into production we will be able to generate profitable toll milling contracts to process this third party ore.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices increased from $20.25 per pound on December 31, 2016 to $23.25 per pound on March 31, 2017, or 15% for the year-to-date. Weekly spot prices reported by TradeTech reached a high of $26.50 per pound on February 10, 2017, and were at $22.45 on May 4, 2017. According to TradeTech’s March 31, 2017 Nuclear Market Review (“NMR”), the uranium spot price has exhibited volatility during 2017 with “sporadic activity” defining the market, including a greater number of transactions, but lower volumes of material, compared to the same period in 2016. According to data from TradeTech, most spot market activity in 2016 and 2017 has involved traders and intermediaries, with utility spot demand being described as “extremely weak” (NMR, April 7, 2017). TradeTech price data also indicate that long-term U3O8 prices, which began 2017 at $30.00 per pound, increased to $35.00 per pound by March 31, 2017.
The year-to-date rise in uranium prices is believed to have been primarily caused by the announcement that Kazakhstan, the World’s leading producer of uranium, expects to cut production by 10% in 2017, and the potential for further reductions in production from Cameco and other uranium supply during 2017. In addition on March 28, 2017, a high court in Japan lifted an injunction preventing the restart of the Takahama 3 and 4 reactors clearing the way for these units to restart in May and June. And, on April 26, 2017, the U.S. Department of Energy announced that it was reducing uranium transfers from stockpiles by 1.1 million pounds for each of 2017 and 2018. On March 29, 2017, Toshiba’s Westinghouse nuclear division filed for Chapter 11 protection, creating some uncertainty about the four nuclear reactors currently under construction in the U.S. While spot prices have recovered somewhat from their late-2016 lows, the market remains weak and oversupplied. The Company continues to believe that the continued weak uranium markets are primarily the result of excess uranium supplies caused by large quantities of secondary uranium extraction, excess inventories, and thus far insufficient production cut-backs.
Operations Update and Outlook
The Company plans to extract and/or recover uranium from the following sources in 2017 (each of which is more fully described below):

1)	Nichols Ranch ISR Project;
2)	Alternate feed materials and pond returns at the Mill.
Our planned operations are expected to produce finished uranium in excess of our existing requirements under our sales contracts.
Extraction and Recovery Activities - Overview
The Company expects to produce 675,000 pounds in the year ending December 31, 2017 of which 92,000 pounds U3O8 were produced in the first three months of the year. We had previously forecasted total production for the year ending December 31, 2017 of 800,000 pounds of U3O8. The lower production amount is due to expected lower initial recoveries of pond returns of 25,000 pounds U3O8, a delay in receipt of certain alternate feed materials of 50,000 pounds U3O8, which are now expected to be received in 2018, and lower than expected recoveries at our Nichols Ranch Project.
The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in our existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at conservative levels until such time as market conditions improve sufficiently.
Extraction and Recovery - ISR Uranium Operations

We expect to extract and recover approximately 300,000 pounds of U3O8 from our Nichols Ranch Project for the year ending December 31, 2017 of which 58,000 pounds were recovered in the first three months of the year.
At March 31, 2017, the Nichols Ranch wellfields had nine header houses extracting uranium. The ninth header house began extracting uranium in March 2017. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer development of further header houses at its Nichols Ranch project.
Extraction and Recovery - Milling Operations
The Company expects to recover approximately 375,000 pounds of U3O8 during the year ending December 31, 2017 at the Mill, including approximately 275,000 pounds of U3O8 from dissolved uranium not recovered from previous processing in the mill tailings management system (“Pond Return”) and approximately 100,000 pounds of U3O8 from alternate feed sources. In the first three months of the year the Mill recovered 34,000 pounds of these amounts.
In addition, during 2017, the Company expects to earn a fee for processing approximately 1.0 million pounds of U3O8 contained in alternate feed materials at the Mill, returning all finished uranium product to the generator of the feed material. During the three months ended March 31, 2017 the Company began the recovery process and completed processing of 39,000 pounds of this material.
The Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company is actively pursuing opportunities to process new and additional alternate feed sources, low grade ore from third parties in connection with various uranium clean-up requirements and further recovery of Pond Return. Successful results from these activities would allow the Mill to extend the current campaign into 2018 and beyond.
In the event we are unable to secure sufficient ore or other feed sources for the Mill into the future, the Company would expect to place uranium recovery activities at the Mill on standby until sufficient mill feed becomes available. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed that would allow the Company to operate the Mill on a profitable basis and/or recover a portion of its standby costs.
Shaft sinking and evaluation of the Canyon Project
The Company substantially completed shaft sinking and underground evaluation drilling activities in March 2017 at the Canyon Project which has resulted in a reduction in the workforce at this project at this time.
The Company is actively processing and reviewing the drilling results in order to define the mineralization, develop mine plans and evaluate the Mill’s ability to recover a salable copper product from the significant copper mineralization the Company has identified. Through evaluation activities completed to date, the Company has identified zones of high-grade uranium and copper mineralization within the deposit. The best uranium intercepts include 6.0-feet of mineralization with an average grade of 16.99% eU3O8, 46.0-feet of mineralization with an average grade of 1.37% eU3O8, and 41-feet of mineralization with an average grade of 1.00% eU3O8. Nineteen core holes with a total intercept length of 645-feet have averaged 6.63% Cu, with several intercepts over 20% Cu. The Company is evaluating the potential for recovering copper at its White Mesa Mill as a value-added byproduct along with the recovery of uranium. The Company plans to issue an updated NI 43-101 compliant technical report in the second half of 2017, which will address its resource estimation.
The timing of the Company’s plans to extract and process mineralized materials from the Canyon Project will be based on the results of this additional evaluation work, along with market conditions and available financing.
Other operational activities
Permitting of the Jane Dough Property, which is adjacent to Nichols Ranch, was completed in March 2017.
In January 2017, the Company obtained the necessary permits to mine the open pit and underground resources of its Sheep Mountain Project in Wyoming.
The Company is continuing to pursue cost cutting initiatives, including the potential sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.
Sales and other revenue update and outlook
In 2017, the Company expects to complete deliveries of 520,000 pounds of U3O8 under four contracts, including 320,000 pounds under three long-term contracts and 200,000 pounds under a contract where the price is based on the average spot price per pound of uranium for the five weeks prior to the dates of delivery. Of these deliveries, 120,000 pounds represent the final deliveries under one of these contracts. The Company is currently monitoring market conditions for additional sales opportunities. Selective additional spot sales may be made as necessary to generate cash for operations and development activities.
During the three months ended March 31, 2017, 60,000 pounds of the above amounts were delivered to a customer under one of the long-term contracts.
During the year ending December 31, 2017, the Company expects to earn approximately $6.5 million in toll revenue for processing certain alternate feed materials for a third party of which $0.26 million was earned in the first three months of 2017. The Company also continues to pursue new sources of revenue, including additional alternate feed materials, toll processing of alternate feed materials and other sources of feed for the Mill.
Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2017 and 2016 (in thousands of US dollars):

	Three Months Ended March 31,
	2017	2016
Revenue	$3,756	$17,996
Costs and expenses applicable to revenue	2,071	12,143
Gross Profit	1,685	5,853

Other operating costs and expenses
Development, permitting and land holding	3,323	7,442
Standby costs	1,206	2,166
Abandonment of mineral properties	245	—
Accretion of asset retirement obligation	345	175
Total other operating costs and expenses	5,119	9,783

Selling, general & administration
Selling costs	70	74
Intangible asset amortization	205	219
General and administration	4,428	3,828
Costs directly attributable to acquisitions	—	326
Total selling, general & administration	4,703	4,447

Total Operating Loss	(8,137)	(8,377)
Interest expense	(542)	(576)
Other (expense) income	(1,917)	88
Net loss	$(10,596)	$(8,865)

Basic and diluted loss per share	$(0.15)	$(0.19)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, and selective spot sales, which can vary from quarter to quarter.
Revenues for the three months ended March 31, 2017 totaled $3.76 million, of which $3.50 million were sales related to the conventional segment, of 60,000 pounds of U3O8, pursuant to term contracts at an average price of $58.28 per pound and $0.26 million related to tolling processing of uranium concentrates.
Revenues for the three months ended March 31, 2016 totaled $18.00 million, of which $17.98 million were sales of 350,000 pounds of U3O8. The 350,000 pounds of U3O8 included the sale of 300,000 pounds of U3O8 pursuant to term contracts at an average price of $54.19 per pound and the sale of 50,000 pounds of U3O8 on the sport market at a price of $34.40 per pound. For the three months ended March 31, 2016 all of the sales were related to the Conventional Uranium Segment.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended March 31, 2017, the Company recovered 58,000 pounds of U3O8 from its ISR Uranium Segment and 34,000 pounds of U3O8 from the Company’s conventional operations from alternate feed sources. In addition, the Company recovered 107,000 pounds for the account of a third party under a tolling agreement. In the three months ended March 31, 2016, the Company recovered 85,000 pounds of U3O8 from its ISR Uranium Segment. As the Company operates its Conventional Uranium Segment on a campaign basis no uranium concentrates were recovered.
Costs and expenses applicable to revenue for the three months ended March 31, 2017 totaled $2.07 million, compared with $12.14 million for the three months ended March 31, 2016. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $34.52 per pound and $34.69 per pound for the three months ended March 31, 2017 and 2016, respectively.
Other operating costs and expenses
Development, permitting and land holding
For the three months ended March 31, 2017, the Company spent $3.32 million for development, permitting, and land holding of which $2.80 million was spent at the Canyon Project completing the sinking of the shaft and completing evaluation drilling. While we believe the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. The Company expects a similar amount of spending at the Canyon Project in the second quarter as the Company is in the process of completing the evaluation of the mine, and repairing and upgrading the hoist and water handling systems. In the second half of the year the Company expects its expenditures for development, permitting and land holding costs will decrease substantially as these activities are completed.
Additionally, in the three months ended March 31, 2017, the Company spent $0.52 million completing and putting into production its ninth wellfield at Nichols Ranch, completing the permitting on the Jane Dough Project and the Sheep Mountain Project and for other permitting activities and land holding costs.
For the three months ended March 31, 2016, we spent $7.44 million of which $4.56 million was related to wellfield construction and partial construction of the elution circuit at the Nichols Ranch Project, $1.32 million was related to the replacement of five leach tanks at the White Mesa Mill in preparation for the upcoming campaign and $1.49 million was related to the sinking of the shaft at the Canyon Project.
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
For the three months ended March 31, 2017, standby costs totaled $1.21 million compared with $2.17 million in 2016. The decrease is primarily related to decreased standby costs at the White Mesa Mill as it was operating at a level above the threshold for standby costs to be incurred.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended March 31, 2017 to $0.35 million compared with $0.18 million in 2016. This is primarily due to the increase in the amount of the asset retirement obligation added in connection with the Mesteña transaction.
General and Administrative
General and administrative expense includes costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $4.43 million for the three months ended March 31, 2017 compared to $3.83 million for the three months ended March 31, 2016. The increase is due to an increase of stock-based compensation to $1.04 million from $0.67 million in 2016 and severance expense of $0.59 million compared with $0.19 million in 2016.
Intangible asset amortization
Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended March 31, 2017 intangible asset amortization totaled $0.21 million compared with $0.22 million for the three months ended March 31, 2016. This decrease was due to a timing of contracted sales as discussed above.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended March 31, 2017 was $0.54 million compared with $0.58 million in the prior year.
Other income and expense
For the three months ended March 31, 2017, other income and expense totaled $1.92 million of expense. These amounts primarily consist of a loss on the increase in warrant liabilities of $2.19 million, a loss on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.92 million and losses on miscellaneous items of $0.12 million offset by a gain on the sale of surplus assets of $0.79 million, a gain on investments accounted for at fair value of $0.50 million and interest income of $0.03 million.
For the three months ended March 31, 2016, other income and expense totaled $0.09 million of income. These amounts consist of a gain on a decrease in warrant liabilities of $0.25 million and gains in other miscellaneous items of $0.39 million, partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.56 million.
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
In October 2013, the Company acquired a 60% interest in Roca Honda. On May 27, 2016, the Company completed the purchase of the remaining 40% interest in Roca Honda from Sumitomo, which is now 100% owned and controlled by the Company. As consideration for the 40% interest, the Company issued 1.21 million shares as well as an additional $4.5 million of cash payable upon first commencement of commercial mining extraction.
Additionally, on June 16, 2016, the Company completed the asset acquisition of Alta Mesa through the issuance of 4.55 million shares. The total transaction costs incurred through June 30, 2016 by the Company were $1.29 million, which were capitalized as part of acquiring the asset.
The Company intends to continue to acquire assets utilizing Common Shares when it can be done under attractive terms.
Cash proceeds received for shares and warrants
In the three months ended March 31, 2017, the Company issued 3.16 million shares for net proceeds of $6.97 million under the Company’s ATM Offering.
Working capital at March 31, 2017 and future requirements for funds
At March 31, 2017, the Company had working capital of $23.82 million, including $12.16 million in cash and cash equivalents and approximately 550,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its base business plan beyond March 31, 2018.
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
Cash and cash flows
Three months ended March 31, 2017
Cash and cash equivalents were $12.16 million at March 31, 2017, compared to $16.90 million at December 31, 2016. The decrease of $4.74 million was due primarily to cash provided by financing activities of $6.18 million offset by cash used by investing activities of $1.91 million and cash used in operations of $9.08 million and gain on foreign exchange on cash held in foreign currencies of $0.08 million.
Net cash provided by financing activities totaled $6.18 million consisting primarily of $6.97 million proceeds from the issuance of stock in the ATM Offering partially offset by $0.79 million to repay loans and borrowings.
Net cash used by investing activities was $1.91 million and was due to cash expenditures related to additional cash deposited with regulatory agencies of $1.91 million. This increase is due to the timing of cash inflows and outflow related to the Company's decision to change surety providers. When the change is complete the Company expects to receive additional refunds of approximately $2.00 million.
Net cash used in operating activities of $9.08 million is comprised of the net loss of $10.60 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.51 million of depreciation and amortization of property, plant and equipment, $1.04 million of stock-based compensation, a change in the value of the convertible debentures of $0.92 million, a change in the value of the warrant liabilities of $2.19 million, a $0.24 million miscellaneous non-cash expense offset by a $2.42 million decrease in inventories, $0.13 million decrease in trade and other receivables and a $1.12 million decrease in accounts payable and accrued liabilities.
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
Recently Issued Accounting Pronouncements not yet adopted
In addition to the new and revised standards and amendments issued prior to 2017 for which the Company is evaluating implementation effects, as disclosed in our annual Consolidated financial statements, the FASB issued the following new and revised standards and amendments, which are not yet effective which may have future applicability to the Company:

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
Revenue recognition
In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The new standard requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. formation and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2017, and will be applied retrospectively. We are analyzing our sales contracts in order to evaluate the impact on the financial statements.
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
Business combinations
In January 2017, ASU No. 2017-01 was issued related to business combinations. The new guidance requires entities to go through a "screen" when determining whether an integrated set of assets and activities constitutes a business.The screen requires entities to compare the fair value of gross assets acquired to the fair value of a single identifiable asset or group of similar identifiable assets. If substantially all of the fair value of the gross assets acquired is concentrated in the single identifiable assets or group of similar identifiable assets, the integrated set of assets and activities is not a business. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the financial statements.
Restricted Cash
In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the

Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company is currently evaluating this guidance and the impact it will have on the financial statements.
Statement of Cash Flows
In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the financial statements.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. Our four long-term supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. Additionally final deliveries under one of the contracts was completed in the quarter ending December 31, 2016 and one other contract will be completed in 2017. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2017 ($000):

Cash and cash equivalents	$7,495
Accounts payable and accrued liabilities	(738)
Loans and borrowings	(16,514)
Total	$(9,757)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at March 31, 2017 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(130)
	-1% change in U.S.
Weakening net earnings	dollar	$130
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at March 31, 2017, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2016, as filed with the SEC dated March 9, 2017.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC dated March 9, 2017.
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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	Bylaws (3)
4.1
The Amended and Restated Convertible Debenture Indenture dated August 4, 2016 between Energy Fuels Inc., BNY Trust Company of Canada and the Bank of New York Mellon providing for the issuance of debentures (4)

4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (5)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (6)
4.4	Promissory Note dated November 26, 2013 (7)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (8)
4.6	Shareholder Rights Plan (9)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (10)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (11)
4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (12)
10.1	Professional Services Agreement between Energy Fuels Inc. and Harold R. Roberts dated February 1, 2017(13)
21.1	Subsidiaries of the Registrant (14)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(6)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(10)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(13)	Incorporated by reference to Exhibit 10.11 of Energy Fuels' Form 10-K filed with the SEC on March 9, 2017.
(14)	Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form T-3 filed with the SEC on July 11, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 5, 2017	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: May 5, 2017	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer