Form 10-Q
period 2017-06-30
ENERGY FUELS INC
filed 2017-08-03
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
71,405,375 common shares, without par value, outstanding as of August 2, 2017.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2017

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

Stephen P. Antony, P.E. and CEO of Energy Fuels, is a Qualified Person as defined by NI 43-101 and has reviewed and approved the technical disclosure contained in this quarterly report including sampling, analytical, and test data underlying such disclosure.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Uranium concentrates	$15,043	$6,999	$18,540	$24,977
Alternate feed materials processing and other	2,840	7	3,099	25
Total revenues	17,883	7,006	21,639	25,002
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	9,274	4,099	11,112	16,242
Costs and expenses applicable to alternate feed materials and other	1,797	—	2,030	—
Total costs and expenses applicable to revenues	11,071	4,099	13,142	16,242
Other operating costs
Impairment of inventories	1,957	1,619	1,957	1,619
Development, permitting and land holding	1,186	3,475	4,509	10,917
Standby costs	1,029	1,365	2,235	3,531
Abandonment of mineral properties	42	—	287	—
Impairment of assets held for sale	3,599	—	3,599	—
Accretion of asset retirement obligation	346	176	691	351
Selling costs	45	95	115	169
Intangible asset amortization	2,887	2,219	3,092	2,438
General and administration	3,378	4,285	7,806	8,113
Total operating loss	(7,657)	(10,327)	(15,794)	(18,378)

Interest expense	(503)	(585)	(1,045)	(1,161)
Other income	3,680	471	1,763	233
Net loss	(4,480)	(10,441)	(15,076)	(19,306)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(448)	327	(644)	(474)
Unrealized (loss) gain on available-for-sale assets	(548)	34	(108)	117
Other comprehensive (loss) income	(996)	361	(752)	(357)
Comprehensive loss	$(5,476)	$(10,080)	$(15,828)	$(19,663)

Net loss attributable to:
Owners of the Company	$(4,470)	$(10,408)	$(14,978)	$(19,216)
Non-controlling interests	(10)	(33)	(98)	(90)
	$(4,480)	$(10,441)	$(15,076)	$(19,306)
Comprehensive loss attributable to:
Owners of the Company	$(5,466)	$(10,047)	$(15,730)	$(19,573)
Non-controlling interests	(10)	(33)	(98)	(90)
	$(5,476)	$(10,080)	$(15,828)	$(19,663)

Basic and diluted loss per share	$(0.06)	$(0.20)	$(0.22)	$(0.38)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	As of
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$18,721	$16,901
Trade and other receivables	3,488	364
Inventories	13,346	16,761
Prepaid expenses and other assets	1,878	2,104
Mineral properties held for sale	5,200	—
Total current assets	42,633	36,130
Notes receivable and other	1,848	1,146
Plant and equipment, net	34,762	37,582
Mineral properties, net	83,539	92,625
Intangible assets, net	2,707	5,799
Restricted cash	22,807	23,175
Total assets	$188,296	$196,457

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,075	$5,756
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	3,318	6,319
Total current liabilities	8,425	12,107
Warrant liabilities	3,153	3,912
Deferred revenue	2,416	2,339
Asset retirement obligation	17,150	17,001
Loans and borrowings	25,134	23,235
Total liabilities	56,278	58,594
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 70,566,637 at June 30, 2017 and 66,205,153 at December 31, 2016	421,952	412,334
Accumulated deficit	(296,499)	(281,521)
Accumulated other comprehensive income	2,556	3,308
Total shareholders' equity	128,009	134,121
Non-controlling interests	4,009	3,742
Total equity	132,018	137,863
Total liabilities and equity	$188,296	$196,457

Commitments and contingencies (Note 12)

See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.

Consolidated Statements of Changes in Equity

(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(14,978)	—	(14,978)	(98)	(15,076)
Other comprehensive income	—	—	—	(752)	(752)	—	(752)
Shares issued for cash by at-the-market offering	3,402,292	7,687	—	—	7,687	—	7,687
Share issuance cost	—	(223)	—	—	(223)	—	(223)
Share-based compensation	—	1,784	—	—	1,784	—	1,784
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Shares issued for consulting services	206,612	370	—	—	370	—	370
Contributions attributable to non-controlling interest	—	—	—	—	—	365	365
Balance at June 30, 2017	70,566,637	$421,952	$(296,499)	$2,556	$128,009	$4,009	$132,018
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the six months ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss for the period	$(15,076)	$(19,306)
Items not involving cash:
Depletion, depreciation and amortization	3,688	2,591
Stock-based compensation	1,784	1,112
Change in value of convertible debentures	775	989
Change in value of warrant liabilities	(845)	—
Accretion of asset retirement obligation	691	351
Unrealized foreign exchange (gains) losses	(182)	337
Impairment of inventories	1,957	1,619
Abandonment of mineral properties	287	31
Impairment of mineral properties held for sale	3,599	—
Other non-cash (income) expenses	744	(1,165)
Changes in assets and liabilities
Decrease in inventories	3,683	7,681
(Increase) decrease in trade and other receivables	(3,124)	2,206
Decrease in prepaid expenses and other assets	226	508
Decrease in accounts payable and accrued liabilities	(1,727)	(2,715)
Changes in deferred revenue	77	257
Cash paid for reclamation and remediation activities	(542)	(698)
	(3,985)	(6,202)
INVESTING ACTIVITIES
Purchase of plant and equipment	—	(42)
Acquisition of Alta Mesa, net of cash acquired	—	(1,290)
Acquisition of Roca Honda, net of cash acquired	—	101
Change in cash deposited with regulatory agencies for asset retirement obligations	386	(2,147)
Sale of mineral properties held for sale	—	845
	386	(2,533)
FINANCING ACTIVITIES
Issuance of common shares for cash	7,464	11,503
Option and warrant exercises	—	3
Repayment of loans and borrowings	(2,460)	(1,606)
Cash received from non-controlling interest	365	—
	5,369	9,900

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	1,770	1,165
Effect of exchange rate fluctuations on cash held in foreign currencies	50	286
Cash and cash equivalents - beginning of period	16,901	12,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,721	$14,416

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,045	$1,161
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
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

3.	INVENTORIES

	June 30, 2017	December 31, 2016
Concentrates and work-in-progress	$10,563	$13,788
Raw materials and consumables	2,783	2,973
	$13,346	$16,761

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	June 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(8,946)	$20,264	$29,210	$(6,804)	$22,406
Alta Mesa	13,626	(923)	12,703	13,626	(456)	13,170
Equipment and other	13,367	(11,572)	1,795	13,367	(11,361)	2,006
Plant and equipment total	$56,203	$(21,441)	$34,762	$56,203	$(18,621)	$37,582
The following is a summary of mineral properties:

	June 30, 2017	December 31, 2016
Mineral properties
In-situ recovery ("ISR")
Uranerz ISR properties (a,b)	$25,974	$35,060
In-situ recovery total	25,974	35,060
Conventional
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Conventional total	57,565	57,565
Mineral properties total	$83,539	$92,625

a)
In the three months ended June 30, 2017, the Company has identified a buyer for a property in the ISR segment. The sale of the property is expected to be completed in the 2nd half of 2017. The Company reclassified the property as mineral properties held for sale, evaluated its fair value and recorded an impairment charge of $3.60 million (June 30, 2016 - Nil).

b)
In the three months and six months ended June 30, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $0.04 million and $0.29 million, respectively, in the statement of operations (June 30, 2016 - $Nil).

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2017	December 31, 2016
Asset retirement obligation, beginning of period	$17,033	$8,573
Revision of estimate	—	4,186
Acquired in asset acquisitions or business combinations	—	5,454
Accretion of liabilities	691	906
Settlements	(542)	(2,086)
Asset retirement obligation, end of period	$17,182	$17,033
Asset retirement obligation:
Current	$32	$32
Non-current	17,150	17,001
Asset retirement obligation, end of period	$17,182	$17,033
Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2016 – 2.0%). The total undiscounted decommissioning liability at June 30, 2017 is $43.00 million (December 31, 2016 - $43.00 million). Reclamation costs are expected to be incurred between 2017 and 2039 in the following manner: 2017 – 2021 - $8.21 million, 2022 – 2026 - $11.22 million, 2027 – 2031 - $3.65 million, 2032 – 2036 - $11.95 million, 2037 – 2039 - $7.97 million.
The following table summarizes the Company’s restricted cash:

	June 30, 2017	December 31, 2016
Restricted cash, beginning of period	$23,175	$12,980
Restricted cash from acquisitions	—	4,532
Additional collateral posted	—	5,663
Release of collateral related to change in surety agents	(13,111)	—
Posting of collateral with new surety agents	12,743	—
Restricted cash, end of period	$22,807	$23,175
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

	June 30, 2017	December 31, 2016
Current portion of loans and borrowings:
Convertible debentures (a)	$—	$3,095
Wyoming Industrial Development Revenue Bond loan (b)	3,318	3,224
Total current loans and borrowings	$3,318	$6,319
Long-term loans and borrowings:
Convertible debentures (a)	$15,962	$12,381
Wyoming Industrial Development Revenue Bond loan (b)	9,172	10,854
Total long-term loans and borrowings	$25,134	$23,235

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

On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added which gave the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In the three months ended June 30, 2017, Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right. No additional purchases are allowed under this right. In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
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
In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability.The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a level 1 measurement) and changes are recognized in earnings. For the three month and six months ended June 30, 2017 the Company recorded a loss on revaluation of convertible Debentures of $0.15 million and $0.78 million respectively (June 30, 2016 – $0.43 million and $0.99 million).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At June 30, 2017 the loan had an outstanding balance of $12.49 million of which the current portion of the note was $3.32 million.

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
Issued capital stock
In the six months ended June 30, 2017, The Company issued 3,402,292 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $7.46 million.
Share Purchase Warrants
The Company had share purchase warrants denominated in Canadian dollars and US dollars. There are a total of 0.35 million warrants with an exercise price of Cdn$13.25 and 0.46 million warrants with an exercise price of Cdn$9.50 expired unexercised in June 2017. All remaining warrants are denominated in US dollars.
The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at June 30, 2017
March 2016 (a)	March 14, 2019	3.20	2,515,625	$615
September 2016 (b)	September 20, 2021	2.45	4,168,750	2,538
				$3,153
(a)    The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 15).
(b)    The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 15).
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.62 million of fair value for the 2,515,625 warrants at June 30, 2017.

Risk-free rate	1.31%
Expected life	1.7 years
Expected volatility	89.55%*
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Loss attributable to shareholders	$(4,470)	$(10,408)	$(14,978)	$(19,216)
Basic and diluted weighted average number
of common shares outstanding	70,423,642	53,043,512	69,597,088	50,282,647
Loss per common share	$(0.06)	$(0.20)	$(0.22)	$(0.38)
For the three and six months ended June 30, 2017, 9.10 million (June 30, 2016 - 6.76 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At June 30, 2017, a total of 7,912,149 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.73 million options granted in the six months ended June 30, 2017 (six months ended June 30, 2016 – 0.42 million options). At June 30, 2017, there were 2.41 million options outstanding with 1.97 million options exercisable, at a weighted average exercise price of $4.59 and $5.10 respectively, with a weighted average remaining contractual life of 3.86 years. The aggregate intrinsic value of the fully vested options was $nil.
The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2017 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected life	5.0 years	*
Expected volatility	62.95%
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.19

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at June 30, 2017 and December 31, 2016, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	2.35	2.35	732,328
Exercised	—	—	—
Forfeited	2.12 - 11.94	3.38	(93,077)
Expired	4.48 - 12.55	7.88	(270,980)
Balance, June 30, 2017	2.12 - 15.61	4.59	2,413,414
A summary of the status and activity of non-vested stock options for the six months ended June 30, 2017 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	227,178	$1.48
Granted	732,328	1.19
Vested	(483,104)	1.31
Forfeited	(33,201)	1.26
Non-vested June 30, 2017	443,201	$1.21
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of 3 years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the six months ended June 30, 2017, the Company's Board of Directors approved the issuance of 1.13 million RSUs under the Compensation Plan (June 30, 2016 - 0.95 million).
A summary of the status and activity of non-vested RSUs at June 30, 2017 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	1,330,469	$2.37
Granted	1,131,760	2.51
Vested	(752,580)	2.35
Forfeited	(33,019)	2.12
Non-vested June 30, 2017	1,676,630	$2.48
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2017 was $1.64 million (June 30, 2016 – $0.30 million).
The share-based compensation recorded during the three and six months ended June 30, 2017 was $0.74 million and $1.78 million, respectively (June 30, 2016 - $1.11 million).
At June 30, 2017, there was $0.28 million and $2.47 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

10.	INCOME TAXES

As of June 30, 2017, the Company does not believe it is more likely than not that the Company will fully realize the benefit of the deferred tax assets. As such, the Company increased the valuation allowance related to the deferred tax assets by $2.66 million for the six months ended June 30, 2017. The Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2017, and December 31, 2016.

11.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income	$32	$20	$61	$40
Change in value of investments accounted at fair value	119	(69)	618	—
Change in value of warrant liabilities	3,038	448	845	701
Change in value of convertible debentures	147	(428)	(775)	(989)
Sale of surplus assets	345	—	1,138	—
Other	(1)	500	(124)	481
Other income (expense)	$3,680	$471	$1,763	$233

12.	COMMITMENTS AND CONTINGENCIES
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
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $22.81 million posted against an undiscounted ARO of $43.00 million (December 31, 2016 - $23.18 million posted against undiscounted asset retirement obligation of $43.00 million).

13.	Related Party Transactions

On May 17, 2017, the Board of Directors of the Company appointed Robert W. Kirkwood and Benjamin Eshleman III to the Board of Directors of the Company.

Mr. Kirkwood is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear, owns a 19% interest in the Company’s Arkose Mining Venture while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 entered into by Uranerz Energy Corporation (a subsidiary of the Company) and United Nuclear (the “Venture Agreement”).

United Nuclear contributed $0.34 million to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2017.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At June 30, 2017, the Company has accrued $0.20 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the six months ended June 30, 2017 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2017. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of June 30, 2017, the Company has accrued $0.54 million of this liability on the balance sheet.

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
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At June 30, 2017 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being upgraded and evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
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
The following tables set forth operating results by reportable segment for the three months ended June 30, 2017:

	Operating Segments		Non-Operating Segments
Three months ended June 30, 2017	Conventional	ISR	Corporate & Other		Total
Revenues
Uranium concentrates	4,406	10,637	—		15,043
Alternate feed materials processing and other	2,840	—	—		2,840
Total revenues	7,246	10,637	—		17,883
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	1,503	7,771	—		9,274
Costs and expenses applicable to alternate feed materials and other	1,797	—	—		1,797
Total costs and expenses applicable to revenues	3,300	7,771	—		11,071
Other operating costs
Impairment of inventories	179	1,778	—		1,957
Development, permitting and land holding	1,045	141	—		1,186
Standby costs	216	813	—		1,029
Abandonment of mineral properties	—	42	—		42
Impairment of assets held for sale	—	3,599	—		3,599
Accretion of asset retirement obligation	171	175	—		346
Selling costs	45	—	—		45
Intangible asset amortization	981	1,906	—		2,887
General and administration	393	199	2,786		3,378
Total operating loss	916	(5,787)	(2,786)	—	(7,657)

Interest expense	—	—	(503)		(503)
Other expense	—	—	3,680		3,680
Net loss	$916	$(5,787)	$391		$(4,480)
Attributable to shareholders	$916	$(5,777)	$391		$(4,470)
Non-controlling interests	—	(10)	—		$(10)
Net loss for the period	$916	$(5,787)	$391		$(4,480)

The following tables set forth operating results by reportable segment for the six months ended June 30, 2017:

	Operating Segments		Non-Operating Segments
Six months ended June 30, 2017	Conventional	ISR	Corporate & Other	Total
Revenues
Uranium concentrates	7,903	10,637	—	18,540
Alternate feed materials processing and other	3,099	—	—	3,099
Total revenues	11,002	10,637	—	21,639
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	3,341	7,771	—	11,112
Costs and expenses applicable to alternate feed materials and other	2,030	—	—	2,030
Total costs and expenses applicable to revenues	5,371	7,771	—	13,142
Other operating costs
Impairment of inventories	179	1,778	—	1,957
Development, permitting and land holding	3,957	552	—	4,509
Standby costs	645	1,590	—	2,235
Abandonment of mineral properties	—	287	—	287
Impairment of assets held for sale	—	3,599	—	3,599
Accretion of asset retirement obligation	341	350	—	691
Selling costs	115	—	—	115
Intangible asset amortization	1,186	1,906	—	3,092
General and administration	1,168	427	6,211	7,806
Total operating loss	(1,960)	(7,623)	(6,211)	(15,794)

Interest Expense	—	—	(1,045)	(1,045)
Other income	—	—	1,763	1,763
Net loss	$(1,960)	$(7,623)	$(5,493)	$(15,076)
Attributable to shareholders	$(1,960)	$(7,525)	$(5,493)	$(14,978)
Non-controlling interests	—	(98)	—	(98)
Net loss for the period	$(1,960)	$(7,623)	$(5,493)	$(15,076)

15.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at June 30, 2017. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of June 30, 2017, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$1,909	$—	$—	$1,909
Warrant liabilities	(2,538)	(615)	—	(3,153)
Convertible debentures	(15,962)	—	—	(15,962)
	$(16,591)	$(615)	$—	$(17,206)

The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. Investments are located within prepaid expenses and other current assets and notes receivable and other non-current assets as part of the consolidated balance sheet.  Convertible debentures are within non-current loans and borrowings as part of the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2017, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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
Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

•	Processing ore from uranium mines;

•	Recycling of uranium bearing materials that are not derived from conventional ore, known as alternate feed materials; and

•	In-situ recovery (“ISR”) operations.
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
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were $20.25 per pound on December 31, 2016 and $20.35 per pound on June 30, 2017. Weekly spot prices reported by TradeTech reached a high of $26.50 per pound on February 10, 2017, and were at $20.25 on July 31, 2017. TradeTech price data also indicate that long-term U3O8 prices, which began 2017 at $30.00 per pound, increased to $34.00 per pound by June 30, 2017 then fell to $32.00 on July 31, 2017. According to TradeTech’s July 7, 2017 Nuclear Market Review, year-to-date spot sales and volume appear to be about average for the same period in recent years. In addition, according to TradeTech’s June 30, 2017 Nuclear Market Review, traders have been active in the spot market, along with financial entities, producers, and utilities acting as buyers and traders, financial entities and producers acting as sellers. TradeTech also notes that “[m]id- and long-term buying interest remains steady, with several other utilities contemplating entry into the mid- or long-term markets during the third quarter of this year.” NMR, June 30, 2017.
The rise in uranium spot prices seen in the first quarter of 2017 is believed to have been primarily caused by the announcement that Kazakhstan, the World’s leading producer of uranium, expects to cut production by 10% in 2017, and the potential for further reductions in production from other uranium supply during 2017. In addition on March 28, 2017, a high court in Japan lifted an injunction preventing the restart of the Takahama 3 and 4 reactors clearing the way for these units to restart in May and June. And, on April 26, 2017, the U.S. Department of Energy announced that it was reducing uranium transfers from stockpiles by 1.1 million pounds for each of 2017 and 2018.
However, during the second quarter of 2017, other news is believed to have caused a reduction in uranium prices that reached a quarterly low of $19.50 on May 26, 2017. On March 29, 2017, Toshiba’s Westinghouse nuclear division filed for Chapter 11 protection, creating some uncertainty about the four nuclear reactors currently under construction in the U.S. In addition, on May 10, 2017 South Korea elected Moon-Hae-in as President. He is pursuing a policy to slow South Korea’s nuclear program, and on June 27, 2017 it was announced that South Korea would suspend construction of two reactors (Reuters, June 27, 2017). On May 30, 2017, Exelon announced that it planned to prematurely close its Three Mile Island plant. While spot prices have recovered somewhat from their late-2016 lows, the market remains weak and oversupplied, and additional production cuts have not yet materialized. The Company continues to believe that the continued weak uranium markets are primarily the result of excess uranium supplies caused by large quantities of secondary uranium extraction, excess inventories, and thus far insufficient production cut-backs.
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
Extraction and Recovery Activities - Overview
The Company expects to produce a total of 640,000 to 675,000 pounds in the year ending December 31, 2017 of which 204,000 pounds U3O8 were produced in the first half of the year. The Company is maintaining its previous guidance of 675,000 within a range, to allow for uncertainty in the estimates.

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
Extraction and Recovery - ISR Uranium Operations
During the first half of 2017, we recovered 138,000 pounds of uranium from Nichols Ranch. Production is expected to be somewhat lower than previously forecast due to normal production declines and cost-saving measures the Company is implementing in today’s weak uranium price environment. The Nichols Ranch wellfields have nine header houses extracting uranium. The ninth header house began extracting uranium in March 2017. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer development of further header houses at its Nichols Ranch project.
Extraction and Recovery - Milling Operations
In the first half of 2017, we recovered 66,000 pounds of uranium at the Mill for its own account. In addition, during 2017, the Company expects to earn a fee for processing approximately 1.0 million pounds of U3O8 contained in alternate feed materials at the Mill, returning all finished uranium product to the generator of the feed material. During the six months ended June 30, 2017 the Company completed the processing of 466,000 pounds of this material. We expect production from the White Mesa Mill to be somewhat higher than previously forecast, mainly due to higher-than-expected recoveries from pond returns, and to partially or wholly offset the lower than expected production from Nichols Ranch.
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
The Company is actively processing and reviewing the drilling results in order to further define the mineralization, develop mine plans and evaluate the Mill’s ability to recover a salable copper product from the significant copper mineralization the Company has identified. Through evaluation activities completed to date, the Company has identified zones of high-grade uranium and copper mineralization within the deposit. The best uranium intercepts include 6.0-feet of mineralization with an average grade of 16.99% eU3O8, 46.0-feet of mineralization with an average grade of 1.37% eU3O8, and 41-feet of mineralization with an average grade of 1.00% eU3O8. Nineteen core holes with a total intercept length of 645-feet have averaged 6.63% Cu, with several intercepts over 20% Cu. The Company is evaluating the potential for recovering copper at its White Mesa Mill as a value-added byproduct along with the recovery of uranium. The Company plans to issue an updated NI 43-101 compliant technical report in the second half of 2017, which will address its resource estimation.
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
Sales and other revenue update and outlook

In the six months ended June 30, 2017, the Company completed deliveries of 360,000 pounds of U3O8 under four contracts, including 260,000 pounds under three long-term contracts and 100,000 pounds under a contract where the price was based on spot prices.
In the second half of the year, the Company expects to complete deliveries of 160,000 pounds of U3O8 under two contracts, including 60,000 pounds under a long-term contract and 100,000 pounds under a contract where the price is based on the average spot price per pound of uranium for the five weeks prior to the dates of delivery. Of these deliveries, 60,000 pounds represent the final deliveries under the long-term contract.
The Company is currently monitoring market conditions for additional sales opportunities. Selective additional spot sales may be made as necessary to generate cash for operations and development activities.
During the year ending December 31, 2017, the Company expects to earn approximately $6.5 million in toll revenue for processing certain alternate feed materials for a third party of which $3.10 million was earned in the first half of 2017. The Company also continues to pursue new sources of revenue, including additional alternate feed materials, toll processing of alternate feed materials and other sources of feed for the Mill.
Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands of US dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Uranium concentrates	$15,043	$6,999	$18,540	$24,977
Alternate feed materials processing and other	2,840	7	3,099	$25
Total revenues	17,883	7,006	21,639	$25,002
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	9,274	4,099	11,112	$16,242
Costs and expenses applicable to alternate feed materials and other	1,797	—	2,030	$—
Total costs and expenses applicable to revenue	11,071	4,099	13,142	$16,242
Impairment of inventories	1,957	1,619	1,957	1,619
Gross Profit	4,855	1,288	6,540	7,141

Other operating costs and expenses
Development, permitting and land holding	1,186	3,475	4,509	10,917
Standby costs	1,029	1,365	2,235	3,531
Abandonment of mineral properties	42	—	287	—
Impairment of assets held for sale	3,599	—	3,599	—
Accretion of asset retirement obligation	346	176	691	351
Total other operating costs and expenses	6,202	5,016	11,321	14,799

Selling, general & administration
Selling costs	45	95	115	169
Intangible asset amortization	2,887	2,219	3,092	2,438
General and administration	3,378	4,285	7,806	8,113
Total selling, general & administration	6,310	6,599	11,013	10,720

Total Operating Loss	(7,657)	(10,327)	(15,794)	(18,378)
Interest expense	(503)	(585)	(1,045)	(1,161)
Other income	3,680	471	1,763	233
Net loss	$(4,480)	$(10,441)	$(15,076)	$(19,306)

Basic and diluted loss per share	$(0.06)	$(0.20)	$(0.22)	$(0.38)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, and selective spot sales, which can vary from quarter to quarter.
Revenues for the three months ended June 30, 2017 totaled $17.88 million, of which $15.04 million were from sales of 200,000 pounds of U3O8, pursuant to term contracts at an average price of $65.38 per pound, 100,000 pounds of U3O8 pursuant to a contract where the price is based on the spot market at a price of $19.67 per pound and $2.84 million related to toll processing of uranium concentrates.
Revenues for the three months ended June 30, 2016 totaled $7.01 million, of which $7.00 million were sales of 100,000 pounds of U3O8, pursuant to a term contract at an average price of $70.00 per pound.
Revenues for the six months ended June 30, 2017 totaled $21.64 million, of which $18.54 million consisted of sales of 260,000 pounds of U3O8, pursuant to term contracts at an average price of $63.74 per pound, 100,000 pounds of U3O8 pursuant to a contract where the price is based on the spot market at a price of $19.67 per pound and $3.10 million related to toll processing of uranium concentrates.

Revenues for the six months ended June 30, 2016 totaled $25.00 million, of which $24.98 million consisted of sales of 450,000 pounds of U3O8. The 450,000 pounds of U3O8 included the sale of 300,000 pounds of U3O8 pursuant to term contracts at an average price of $54.19 per pound, the sale of 100,000 pounds of U3O8 pursuant to term contracts at an average price of $70.00 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $34.40 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended June 30, 2017, the Company recovered 80,000 pounds of U3O8 from the Nichols Ranch Project and 32,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 359,000 pounds for the account of a third party under a tolling agreement. In the three months ended June 30, 2016, the Company recovered 80,000 pounds of U3O8 from the Nichols Ranch Project and 108,000 pounds of U3O8 from the White Mesa Mill.
Costs and expenses applicable to revenue from sales for the three months ended June 30, 2017 totaled $9.27 million, compared with $4.10 million for the three months ended June 30, 2016. The increase in the cost of sales was primarily attributable to the increase in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold related to sales revenue averaged $30.91 per pound and $40.99 per pound for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, cost of sales related to tolling and other revenue totaled $1.80 million compared to $Nil for the three months ended June 30, 2016.
In the six months ended June 30, 2017, the Company recovered 138,000 pounds of U3O8 from the Nichols Ranch Project, 66,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 466,000 pounds for the account of a third party under a tolling agreement. In the six months ended June 30, 2016, the Company recovered 165,000 pounds of U3O8 from the Nichols Ranch Project and 108,000 pounds of U3O8 from the White Mesa Mill.
Costs and expenses applicable to revenue from sales for the six months ended June 30, 2017 totaled $11.11 million, compared with $16.24 million for the six months ended June 30, 2016. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $30.87 per pound and $36.09 per pound for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, cost of sales related to tolling and other revenue totaled $2.03 million compared to $Nil for the six months ended June 30, 2016.
Impairment of Inventories
For the three and six months ended June 30, 2017, the Company recognized $1.96 million in impairment charges related to inventory. For the same period ended June 30, 2016, the Company recognized $1.62 million in inventory impairment. The impairment of inventories is due to declining Uranium prices and lower amounts of contract sales due to expiring sales contracts.
Other operating costs and expenses
Development, permitting and land holding
For the three months ended June 30, 2017, the Company spent $1.19 million for development, permitting, and land holding primarily at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. While we believe the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7. In the second half of the year the Company expects its expenditures for development, permitting and land holding costs will decrease substantially as these activities are completed.
For the three months ended June 30, 2016, the Company spent $3.48 million for development, permitting, and land holding primarily related to wellfield construction at the Nichols Ranch Project and shaft sinking at the Canyon Project. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7.
For the six months ended June 30, 2017, the Company spent $4.51 million for development, permitting, and land holding of which $3.81 million was spent at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. Additionally, the Company spent $0.70 million completing and putting into production its ninth wellfield at Nichols Ranch, completing the permitting on the Jane Dough Project and the Sheep Mountain Project and for other permitting activities and land holding costs in the six months ended June 30, 2017.While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7.

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
For the three months ended June 30, 2017, standby costs totaled $1.03 million compared with $1.37 million in 2016. For the six months ended June 30, 2017, standby costs totaled $2.24 million compared with $3.53 million in 2016. The decrease is primarily related to decreased standby costs at the White Mesa Mill as it was operating at a level above the threshold for standby costs to be incurred.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended June 30, 2017 to $0.35 million compared with $0.18 million in 2016. This is primarily due to the increase in the amount of the asset retirement obligation added in connection with the Mesteña transaction.
Accretion related to the asset retirement obligation for the Company’s properties increased for the six months ended June 30, 2017 $0.69 million compared with the 2016 $0.35 million primarily due to the increase in the amount of the asset retirement obligation added in connection with the Mesteña transaction.
General and Administrative
General and administrative expense includes costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $3.38 million for the three months ended June 30, 2017 compared to $4.29 million for the three months ended June 30, 2016. The decrease is primarily due to a lower head count in 2017.
General and administrative expenses totaled $7.81 million for the six months ended June 30, 2017 compared to $8.11 million for the six months ended June 30, 2016. This decrease is due to lower headcount in 2017.
Intangible asset amortization
Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended June 30, 2017 intangible asset amortization totaled $2.89 million compared with $2.22 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 intangible asset amortization totaled $3.09 million compared with the $2.44 million for the six months ended June 30, 2016. This increase for both the three and six months was due to a timing of contracted sales as discussed above.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended June 30, 2017 was $0.50 million compared with $0.59 million in the prior year.
Interest expense for the six months ended June 30, 2017 was $1.05 million compared with $1.16 million in the prior year.
Other income and expense
For the three months ended June 30, 2017, other income and expense totaled $3.68 million of income. These amounts primarily consist of a gain on the increase in warrant liabilities of $3.04 million, a gain on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.15 million, gain on sale of surplus assets of $0.35 million, a gain on investments accounted for at fair value of $0.12 million and interest income of $0.03 million.
For the three months ended June 30, 2016, other income and expense totaled $0.47 million of income. These amounts primarily consist of a gain on warrant liabilities of $0.45 million and $0.50 million of gains in miscellaneous items partially offset by a loss on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.43 million.

For the six months ended June 30, 2017, other income and expense totaled $1.76 million of income. These amounts mainly consist of a gain on warrant liabilities of $0.85 million, $0.62 million gain in fair value of investments, gain on sale of surplus assets of $1.14 million partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.78 million.
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
Cash proceeds received for shares and warrants
In the six months ended June 30, 2017, the Company issued 3.40 million shares for net proceeds of $7.46 million under the Company’s ATM Offering.
Working capital at June 30, 2017 and future requirements for funds
At June 30, 2017, the Company had working capital of $34.21 million, including $18.72 million in cash and cash equivalents and approximately 370,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its base business plan beyond June 30, 2018.
The Company is actively focused on its forward looking liquidity needs, especially in light of the current depressed uranium markets.  The Company is evaluating its ongoing fixed cost structure as well as decisions related to project retention, advancement and development.  If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations.  Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long term business needs require none of which can be assured.
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
In the six months ended June 30, 2017, the Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right, and the Company has completed the buy back. No additional purchases are allowed under this right.
Cash and cash flows
Six months ended June 30, 2017
Cash and cash equivalents were $18.72 million at June 30, 2017, compared to $16.90 million at December 31, 2016. The increase of $1.82 million was due primarily to cash provided by financing activities of $5.37 million, cash partially provided by investing activities of $0.39 million and gain on foreign exchange on cash held in foreign currencies of $0.05 million offset by cash used in operations of $3.99 million.
Net cash provided by financing activities totaled $5.37 million consisting primarily of $7.46 million proceeds from the issuance of stock in the ATM Offering and $0.37 million in cash received from non-controlling interest partially offset by $2.46 million to repay loans and borrowings.
Net cash provided by investing activities was $0.39 million and was due to cash refunds related to cash deposited with regulatory agencies. This refund was a result of the Company's decision to change surety providers.
Net cash used in operating activities of $3.99 million is comprised of the net loss of $15.08 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.69 million of depreciation and amortization of property, plant and equipment, $1.78 million of stock-based compensation, $1.96 million impairment in inventories, $3.60 million impairment of assets held for sale, a change in the value of the convertible debentures of $0.78 million, a $0.74 million miscellaneous non-cash expense, $0.69 million accretion of asset retirement obligation, a $3.68 million decrease in inventories, a $0.23 million decrease in prepaid expenses and other assets, offset by a $3.12 million increase in trade and other receivables and a $1.73 million decrease in accounts payable and accrued liabilities, a loss on the value of the warrant liabilities of $0.85 million, an unrealized foreign exchange loss of $0.18 million and $0.54 million in cash paid for reclamation and remediation activities.
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
Deferred income taxes
In November 2015, the ASU 2015-17 related to the presentation of deferred income taxes in the statement of financial position by requiring that deferred tax liabilities and assets be classified as noncurrent. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2016. Adoption of this guidance, effective January 1, 2017 had no impact on the Consolidated Financial Statements or disclosures as the Company has a full valuation allowance posted against the deferred tax assets as of June 30, 2017 and December 31, 2016.
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
Stock compensation
In May 2017, ASU No. 2017-09 was issued related to share-based payment award modifications. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the financial statements.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2017 ($000):

Cash and cash equivalents	$7,695
Accounts payable and accrued liabilities	(758)
Loans and borrowings	(16,953)
Total	$(10,016)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at June 30, 2017 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(130)
	-1% change in U.S.
Weakening net earnings	dollar	$130
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at June 30, 2017, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended ("The Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	Financing Agreement between Uranerz Energy Corp. and Johnson County dated November 26, 2013 (5)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corp. dated November 12, 2013 (6)
4.4	Promissory Note dated November 26, 2013 (7)
4.5	Mortgage and Security Agreement and Assignment between Uranerz Energy Corp. and the Trustee dated November 26, 2013 (8)
4.6	Shareholder Rights Plan (9)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (10)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (11)
4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (12)
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Stephen P. Antony
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(6)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(10)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(13)	Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form T-3 filed with the SEC on July 11, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: August 3, 2017	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: August 3, 2017	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer