Form 10-Q
period 2017-09-30
ENERGY FUELS INC
filed 2017-11-02
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
72,005,587 common shares, without par value, outstanding as of November 2, 2017.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2017

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

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company's insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium and vanadium price levels;

•	fluctuations in the market prices of uranium and vanadium, which are cyclical and subject to substantial price fluctuations;

•	failure to obtain suitable uranium sales terms, including spot and term sale contracts;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•	uranium industry competition and international trade restrictions;

•	risks related to higher than expected costs related to our Nichols Ranch Project and Canyon Project;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Uranium concentrates	$3,497	$8,687	$22,037	$33,664
Alternate feed materials processing and other	2,002	15	5,101	40
Total revenues	5,499	8,702	27,138	33,704
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	1,010	4,334	12,122	20,563
Costs and expenses applicable to alternate feed materials and other	1,694	7	3,724	20
Total costs and expenses applicable to revenues	2,704	4,341	15,846	20,583
Other operating costs
Impairment of inventories	864	1,379	2,821	2,998
Development, permitting and land holding	2,471	6,252	6,980	17,138
Standby costs	743	647	2,978	4,178
Abandonment of mineral properties	—	1,005	287	1,036
Impairment of assets held for sale	200	—	3,799	—
Accretion of asset retirement obligation	345	175	1,036	526
Selling costs	32	47	147	216
Intangible asset amortization	205	583	3,297	3,021
General and administration	2,946	3,815	10,752	11,928
Total operating loss	(5,011)	(9,542)	(20,805)	(27,920)

Interest expense	(562)	(573)	(1,607)	(1,734)
Other income	689	1,870	2,452	2,103
Net loss	(4,884)	(8,245)	(19,960)	(27,551)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(662)	(701)	(1,306)	(1,175)
Unrealized (loss) gain on available-for-sale assets	(115)	135	(223)	252
Other comprehensive income (loss)	(777)	(566)	(1,529)	(923)
Comprehensive loss	$(5,661)	$(8,811)	$(21,489)	$(28,474)

Net loss attributable to:
Owners of the Company	$(4,766)	$(8,076)	$(19,744)	$(27,292)
Non-controlling interests	(118)	(169)	(216)	(259)
	$(4,884)	$(8,245)	$(19,960)	$(27,551)
Comprehensive loss attributable to:
Owners of the Company	$(5,543)	$(8,642)	$(21,273)	$(28,215)
Non-controlling interests	(118)	(169)	(216)	(259)
	$(5,661)	$(8,811)	$(21,489)	$(28,474)

Basic and diluted loss per share	$(0.07)	$(0.14)	$(0.28)	$(0.51)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	As of
	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$19,448	$16,901
Trade and other receivables	328	364
Inventories	14,893	16,761
Prepaid expenses and other assets	1,577	2,104
Mineral properties held for sale	5,000	—
Total current assets	41,246	36,130
Notes receivable and other	1,740	1,146
Plant and equipment, net	33,918	37,582
Mineral properties, net	83,539	92,625
Intangible assets, net	2,502	5,799
Restricted cash	22,355	23,175
Total assets	$185,300	$196,457

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,173	$5,756
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	3,365	6,319
Total current liabilities	8,570	12,107
Warrant liabilities	2,725	3,912
Deferred revenue	2,474	2,339
Asset retirement obligation	17,305	17,001
Loans and borrowings	24,701	23,235
Total liabilities	55,775	58,594
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 71,962,817 at September 30, 2017 and 66,205,153 at December 31, 2016	425,120	412,334
Accumulated deficit	(301,265)	(281,521)
Accumulated other comprehensive income	1,779	3,308
Total shareholders' equity	125,634	134,121
Non-controlling interests	3,891	3,742
Total equity	129,525	137,863
Total liabilities and equity	$185,300	$196,457

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(19,744)	—	(19,744)	(216)	(19,960)
Other comprehensive loss	—	—	—	(1,529)	(1,529)	—	(1,529)
Shares issued for cash by at-the-market offering	4,798,472	10,082	—	—	10,082	—	10,082
Share issuance cost	—	(283)	—	—	(283)	—	(283)
Share-based compensation	—	2,617	—	—	2,617	—	2,617
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Shares issued for consulting services	206,612	370	—	—	370	—	370
Contributions attributable to non-controlling interest	—	—	—	—	—	365	365
Balance at September 30, 2017	71,962,817	$425,120	$(301,265)	$1,779	$125,634	$3,891	$129,525
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the nine months ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss for the period	$(19,960)	$(27,551)
Items not involving cash:
Depletion, depreciation and amortization	4,306	3,651
Stock-based compensation	2,617	1,688
Change in value of convertible debentures	615	666
Change in value of warrant liabilities	(1,416)	(1,879)
Accretion of asset retirement obligation	1,036	526
Revision of asset retirement obligation	—	71
Unrealized foreign exchange gains	(486)	(148)
Impairment of inventories	2,821	2,998
Abandonment of mineral properties	287	1,036
Impairment of mineral properties held for sale	3,799	—
Other non-cash expenses (income)	1,435	60
Changes in assets and liabilities
Decrease in inventories	1,700	4,417
Decrease in trade and other receivables	36	2,221
Decrease in prepaid expenses and other assets	527	476
Decrease in accounts payable and accrued liabilities	(2,191)	(1,063)
Changes in deferred revenue	135	242
Cash paid for reclamation and remediation activities	(732)	(1,376)
	(5,471)	(13,965)
INVESTING ACTIVITIES
Purchase of plant and equipment	—	(64)
Acquisition of Alta Mesa, net of cash acquired	—	(1,290)
Acquisition of Roca Honda, net of cash acquired	—	101
Release of collateral related to change in surety agents	14,436	—
Posting of additional collateral	(13,616)	(4,115)
Sale of mineral properties held for sale	—	845
	820	(4,523)
FINANCING ACTIVITIES
Issuance of common shares for cash	9,799	25,291
Option and warrant exercises	—	18
Repayment of loans and borrowings	(3,272)	(2,391)
Cash received from non-controlling interest	365	37
	6,892	22,955

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	2,241	4,467
Effect of exchange rate fluctuations on cash held in foreign currencies	306	98
Cash and cash equivalents - beginning of period	16,901	12,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,448	$17,530

Non-cash investing and financing transactions:
Issuance of common shares for acquisition of Alta Mesa	—	11,378

Issuance of common shares for acquisition of 40% Roca Honda	—	2,679
Issuance of common shares for consulting services	370	479

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,230	$1,375
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
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
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2016. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	INVENTORIES

	September 30, 2017	December 31, 2016
Concentrates and work-in-progress	$12,354	$13,788
Raw materials and consumables	2,539	2,973
	$14,893	$16,761

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(9,458)	$19,752	$29,210	$(6,804)	$22,406
Alta Mesa	13,626	(1,156)	12,470	13,626	(456)	13,170
Equipment and other	13,367	(11,671)	1,696	13,367	(11,361)	2,006
Plant and equipment total	$56,203	$(22,285)	$33,918	$56,203	$(18,621)	$37,582
The following is a summary of mineral properties:

	September 30, 2017	December 31, 2016
Mineral properties
In-situ recovery ("ISR")
Uranerz ISR properties (a,b)	$25,974	$35,060
In-situ recovery total	25,974	35,060
Conventional
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Conventional total	57,565	57,565
Mineral properties total	$83,539	$92,625

a)
In the three months ended June 30, 2017, the Company identified a buyer for a property in the ISR segment, and a definitive agreement was signed on November 1, 2017. The sale of the property is expected to be completed in the last quarter of 2017 or the first quarter of 2018. The Company reclassified the property as mineral properties held for sale, evaluated its fair value, less costs to sell and recorded an impairment charge of $0.20 million and $3.80 million for the three and nine months ended September 30, 2017, respectively, in the statement of operations (September 30, 2016 - Nil).

b)
In the three months and nine months ended September 30, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $Nil and $0.29 million, respectively, in the statement of operations (three and nine months ended September 30, 2016 - $1.01 million and $1.04 million, respectively).

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2017	December 31, 2016
Asset retirement obligation, beginning of period	$17,033	$8,573
Revision of estimate	—	4,186
Acquired in asset acquisitions or business combinations	—	5,454
Accretion of liabilities	1,036	906
Settlements	(732)	(2,086)
Asset retirement obligation, end of period	$17,337	$17,033
Asset retirement obligation:
Current	$32	$32
Non-current	17,305	17,001
Asset retirement obligation, end of period	$17,337	$17,033
Revision of estimates is as a result of a change in estimates of the amount or timing of cash flows to settle asset retirement obligations. Changes to the asset retirement obligations are recorded in profit and loss.
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0% (December 31, 2016 – 2.0%). The total undiscounted decommissioning liability at September 30, 2017 is $43.00 million (December 31, 2016 - $43.00 million). Reclamation costs are expected to be incurred between 2017 and 2039 in the following manner: 2017 – 2021 - $8.21 million, 2022 – 2026 - $11.22 million, 2027 – 2031 - $3.65 million, 2032 – 2036 - $11.95 million, 2037 – 2039 - $7.97 million.
The following table summarizes the Company’s restricted cash:

	September 30, 2017	December 31, 2016
Restricted cash, beginning of period	$23,175	$12,980
Restricted cash from acquisitions	—	4,532
Additional collateral posted	—	5,663
Release of collateral related to change in surety agents	(14,436)	—
Posting of collateral with new surety agents	13,616	—
Restricted cash, end of period	$22,355	$23,175
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

	September 30, 2017	December 31, 2016
Current portion of loans and borrowings:
Convertible debentures (a)	$—	$3,095
Wyoming Industrial Development Revenue Bond loan (b)	3,365	3,224
Total current loans and borrowings	$3,365	$6,319
Long-term loans and borrowings:
Convertible debentures (a)	$16,389	$12,381
Wyoming Industrial Development Revenue Bond loan (b)	8,312	10,854
Total long-term loans and borrowings	$24,701	$23,235

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

In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability. The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three month and nine months ended September 30, 2017 the Company recorded a gain on revaluation of convertible Debentures of $0.16 million and a loss of $0.62 million respectively (September 30, 2016 – gain of $0.32 million for the three months ended and loss of $0.67 million for the nine months ended).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At September 30, 2017 the loan had an outstanding balance of $11.68 million of which the current portion of the note was $3.37 million.

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
Issued capital stock
In the nine months ended September 30, 2017, the Company issued 4,798,472 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $9.80 million.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2017
March 2016 (a)	March 14, 2019	3.20	2,515,625	$320
September 2016 (b)	September 20, 2021	2.45	4,168,750	2,405
				$2,725
(a) The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 15).
(b) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 15).
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.32 million of fair value for the 2,515,625 warrants at September 30, 2017.

Risk-free rate	1.39%
Expected life	1.4 years
Expected volatility	68.49%*
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

A total of 0.35 million warrants with an exercise price of Cdn$13.25 per warrant and 0.46 million warrants with an exercise price of Cdn$9.50 per warrant expired unexercised in June 2017.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss attributable to shareholders	$(4,766)	$(8,076)	$(19,744)	$(27,292)
Basic and diluted weighted average number
of common shares outstanding	71,436,413	58,630,457	70,216,934	53,161,608
Loss per common share	$(0.07)	$(0.14)	$(0.28)	$(0.51)
For the three and nine months ended September 30, 2017, 8.71 million (September 30, 2016 - 10.90 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At September 30, 2017, a total of 7,912,149 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.74 million options granted in the nine months ended September 30, 2017 (nine months ended September 30, 2016 – 0.45 million options). At September 30, 2017, there were 2.03 million options outstanding with 1.66 million options exercisable, at a weighted average exercise price of $4.49 and $4.96 respectively, with a weighted average remaining contractual life of 3.85 years. The aggregate intrinsic value of the fully vested options was $nil.
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2017 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	1.93%
Expected life	5.0 years	*
Expected volatility	62.95%
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.19

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

The summary of the Company’s stock options at September 30, 2017 and December 31, 2016, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.45	(438,900)
Balance, September 30, 2017	2.12 - 15.61	4.49	2,028,847
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2017 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	227,178	$1.48
Granted	738,893	1.18
Vested	(486,386)	1.30
Forfeited	(114,505)	1.22
Non-vested September 30, 2017	365,180	$1.20
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of 3 years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the nine months ended September 30, 2017, the Company's Board of Directors approved the issuance of 1.39 million RSUs under the Compensation Plan (September 30, 2016 - 1.21 million).
A summary of the status and activity of non-vested RSUs at September 30, 2017 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2016	1,330,469	$2.37
Granted	1,390,705	2.09
Vested	(752,580)	2.35
Forfeited	(101,727)	2.32
Non-vested September 30, 2017	1,866,868	$2.17

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2017 was $1.64 million (September 30, 2016 – $0.30 million).
The share-based compensation recorded during the three and nine months ended September 30, 2017 was $0.83 million and $2.62 million, respectively (three and nine months ended September 30, 2016 - $0.58 million and $1.69 million, respectively).
At September 30, 2017, there was $0.20 million and $2.01 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately two years.

10.	INCOME TAXES

As of September 30, 2017, the Company does not believe it is more likely than not that the Company will fully realize the benefit of the deferred tax assets. As such, the Company increased the valuation allowance related to the deferred tax assets by $3.09 million for the nine months ended September 30, 2017. The Company recognized a full valuation allowance against the net deferred tax assets as of September 30, 2017, and December 31, 2016.

11.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income	$57	$36	$118	$76
Change in value of investments accounted at fair value	(113)	—	505	—
Change in value of warrant liabilities	571	1,178	1,416	1,879
Change in value of convertible debentures	160	323	(615)	(666)
Sale of surplus assets	—	—	1,138	—
Other	14	333	(110)	814
Other income	$689	$1,870	$2,452	$2,103

12.	COMMITMENTS AND CONTINGENCIES
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
In April 2014, the Grand Canyon Trust filed a citizen suit in federal District Court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the Court to add further purported violations to their

April 2014 suit. The Complaint, as amended, alleged that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asked the Court to impose injunctive relief, civil penalties of up to $38,000 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. Cross motions for summary judgment were heard by the District Court on November 17, 2016. On September 15, 2017, the Court issued its order in favor of the Company on all counts and dismissing the plaintiffs motions. This decision was not appealed by the plaintiffs, and the matter is now finished.
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
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $22.36 million posted against an undiscounted asset retirement obligation of $43.00 million (December 31, 2016 - $23.18 million posted against undiscounted asset retirement obligation of $43.00 million).

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

United Nuclear contributed $0.37 million to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2017.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the

Company’s election). At September 30, 2017, the Company has accrued $0.25 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the nine months ended September 30, 2017 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2017. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of September 30, 2017, the Company has accrued $0.68 million of this liability on the balance sheet.

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
The Conventional Uranium Segment
The Conventional Uranium Segment consists of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At September 30, 2017 the conventional mining projects in the vicinity of the White Mesa Mill are on standby, being upgraded and evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
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

The following tables set forth operating results by reportable segment for the three months ended September 30, 2017 and September 30, 2016:

	Operating Segments		Non-Operating Segments
Three months ended September 30, 2017	Conventional	ISR	Corporate & Other		Total
Revenues
Uranium concentrates	3,497	—	—		3,497
Alternate feed materials processing and other	2,002	—	—		2,002
Total revenues	5,499	—	—		5,499
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	1,010	—	—		1,010
Costs and expenses applicable to alternate feed materials and other	1,694	—	—		1,694
Total costs and expenses applicable to revenues	2,704	—	—		2,704
Other operating costs
Impairment of inventories	—	864	—		864
Development, permitting and land holding	1,519	952	—		2,471
Standby costs	89	654	—		743
Abandonment of mineral properties	—	—	—		—
Impairment of assets held for sale	—	200	—		200
Accretion of asset retirement obligation	170	175	—		345
Selling costs	32	—	—		32
Intangible asset amortization	205	—	—		205
General and administration	428	158	2,360		2,946
Total operating loss	352	(3,003)	(2,360)	—	(5,011)

Interest expense	—	—	(562)		(562)
Other expense	—	—	689		689
Net loss	$352	$(3,003)	$(2,233)		$(4,884)
Attributable to shareholders	$352	$(2,885)	$(2,233)		$(4,766)
Non-controlling interests	—	(118)	—		$(118)
Net loss for the period	$352	$(3,003)	$(2,233)		$(4,884)

			Non-Operating
	Operating Segments		Segments
Three months ended September 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenues
Uranium concentrates	8,687	—	—	8,687
Alternate feed materials processing and other	15	—	—	15
Total revenues	$8,702	$—	$—	$8,702
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	4,334	—	—	4,334
Costs and expenses applicable to alternate feed materials and other	7	—	—	7
Total costs and expenses applicable to revenues	$4,341	$—	$—	$4,341
Other operating costs
Impairment of inventories	—	1,379	—	1,379
Development, permitting and land holding	2,527	3,725	—	6,252
Standby costs	260	387	—	647
Abandonment of mineral properties	—	1,005	—	1,005
Accretion of asset retirement obligation	130	45	—	175
Selling costs	47	—	—	47
Intangible asset amortization	583	—	—	583
General and administration	—	437	3,378	3,815
Total operating income (loss)	814	(6,978)	(3,378)	(9,542)

Interest Expense	—	—	(573)	(573)
Other income	—	—	1,870	1,870
Net income (loss)	$814	$(6,978)	$(2,081)	$(8,245)
Attributable to shareholders	$814	$(6,809)	$(2,081)	$(8,076)
Non-controlling interests	—	(169)	—	(169)
Net income (loss) for the period	$814	$(6,978)	$(2,081)	$(8,245)

The following tables set forth operating results by reportable segment for the nine months ended September 30, 2017 and September 30, 2016:

	Operating Segments		Non-Operating Segments
Nine months ended September 30, 2017	Conventional	ISR	Corporate & Other	Total
Revenues
Uranium concentrates	11,400	10,637	—	22,037
Alternate feed materials processing and other	5,101	—	—	5,101
Total revenues	16,501	10,637	—	27,138
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	4,351	7,771	—	12,122
Costs and expenses applicable to alternate feed materials and other	3,724	—	—	3,724
Total costs and expenses applicable to revenues	8,075	7,771	—	15,846
Other operating costs
Impairment of inventories	179	2,642	—	2,821
Development, permitting and land holding	5,476	1,504	—	6,980
Standby costs	734	2,244	—	2,978
Abandonment of mineral properties	—	287	—	287
Impairment of assets held for sale	—	3,799	—	3,799
Accretion of asset retirement obligation	511	525	—	1,036
Selling costs	147	—	—	147
Intangible asset amortization	1,391	1,906	—	3,297
General and administration	1,596	585	8,571	10,752
Total operating loss	(1,608)	(10,626)	(8,571)	(20,805)

Interest Expense	—	—	(1,607)	(1,607)
Other income	—	—	2,452	2,452
Net loss	$(1,608)	$(10,626)	$(7,726)	$(19,960)
Attributable to shareholders	$(1,608)	$(10,410)	$(7,726)	$(19,744)
Non-controlling interests	—	(216)	—	(216)
Net loss for the period	$(1,608)	$(10,626)	$(7,726)	$(19,960)

			Non-Operating
	Operating Segments		Segments
Nine months ended September 30, 2016	Conventional	ISR	Corporate & Other	Total
Revenues
Uranium concentrates	26,664	7,000	—	33,664
Alternate feed materials processing and other	40	—	—	40
Total revenues	26,704	7,000	—	33,704
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	16,464	4,099	—	20,563
Costs and expenses applicable to alternate feed materials and other	20	—	—	20
Total costs and expenses applicable to revenues	16,484	4,099	—	20,583
Impairment of inventories	—	2,998	—	2,998
Development, permitting and land holding	7,806	9,332	—	17,138
Standby costs	3,791	387	—	4,178
Abandonment of mineral properties	—	1,036	—	1,036
Accretion of asset retirement obligation	389	137	—	526
Selling costs	216	—	—	216
Intangible asset amortization	802	2,219	—	3,021
General and administration	—	1,233	10,695	11,928
Total operating loss	(2,784)	(14,441)	(10,695)	(27,920)

Interest Expense	—	—	(1,734)	(1,734)
Other income	—	—	2,103	2,103
Net loss	$(2,784)	$(14,441)	$(10,326)	$(27,551)
Attributable to shareholders	$(2,784)	$(14,182)	$(10,326)	$(27,292)
Non-controlling interests	—	(259)	—	(259)
Net loss for the period	$(2,784)	$(14,441)	$(10,326)	$(27,551)

15.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at September 30, 2017. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2017, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$1,690	$—	$—	$1,690
Warrant liabilities	(2,405)	(320)	—	(2,725)
Convertible debentures	(16,764)	—	—	(16,764)
	$(17,479)	$(320)	$—	$(17,799)
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

16.	SUBSEQUENT EVENTS
On November 1, 2017 the Company has entered into an agreement to sell its non-core Reno Creek property in Wyoming for $5.39 million, including $2.94 million of cash and $2.45 million of shares. The sale is expected to close later this year or in the first quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2017, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 9, 2017. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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
Currently, there are no mines operating in the vicinity of the Mill, due to uneconomic prices. The Mill is currently processing alternate feed materials under a toll processing arrangement as well as alternate feed materials for our own account. Additionally, the Mill is recovering dissolved uranium from the Mill’s tailings management system that was not recovered in previous processing campaigns. The Company is actively pursuing additional toll and alternate feed materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity has arisen for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. Recently, the Justice Department and EPA announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional settlements with other parties are also pending. Our Mill is within close trucking distance and is uniquely positioned in this region to receive uranium bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time removing such material from the land. There are no other facilities capable in the U.S. of providing this service. Consequently, the Company is actively pursuing these types of opportunities.
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

We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future. In anticipation of price recoveries, we continue to maintain and advance our resource portfolio. Once prices recover, we stand ready to resume wellfield construction at our Nichols Ranch Project, develop wellfields and resume production at our Alta Mesa facility and mine, as well as mine and process resources from our Canyon Project. The Company believes we could start bringing this new production to the market within approximately six to twelve months of a positive production decision. Longer term, we expect to resume production at our conventional mines on standby and develop our large conventional mines at Roca Honda and Henry Mountains.
In addition to resources controlled by Energy Fuels, there are substantial conventional uranium/vanadium mines/projects in the vicinity of our Mill, which as stated above, is the only operating mill in the United States. We expect that as these mines are brought into production we will be able to generate profitable toll milling contracts to process this third party ore.
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were $20.25 per pound on December 31, 2016 and $20.40 per pound on September 30, 2017. During the quarter, weekly spot prices reported by TradeTech reached a high of $20.75 per pound on August 11 and September 15, 2017, and a low of $19.85 per pound on September 22, 2017. TradeTech price data also indicate that long-term U3O8 prices, which began 2017 at $30.00 per pound, remained at $30.00 per pound on September 30, 2017. According to TradeTech’s September 30, 2017 Nuclear Market Review, year-to-date spot sales and volume appear to be about average for the same period in recent years. Spot prices have been range bound between about $20.00 and $21.00 per pound in a market that has not seen any major news recently.
While general industry sentiment remains bearish in the short term, some positive developments supported the uranium market in Q3-2017. In the U.S., following the Westinghouse bankruptcy, a U.S. Department of Energy loan guarantee was approved to support the completion of the two Vogtle units in Georgia. Certain U.S. utilities have also expressed an interest in acquiring and completing the two V.C. Summer units in South Carolina. Entergy announced that they would defer the shut down of the Palisades unit in Michigan until 2022. Furthermore, U.S. Energy Secretary Rick Perry has formally proposed that the Federal Energy Regulatory Commission (FERC) take action to support grid resiliency and reliability, an action expected to support baseload energy sources such as nuclear. Japan is continuing to make progress toward more reactor restarts. That nation now has five units back in operation and 21 more units in the process of restarting (World Nuclear Association). Three more units (Ohi 3 & 4 and Genkai 3) are expected to restart as early as late-2017 (World Nuclear Association). In addition, although TEPCO, the owner of the destroyed Fukushima plant, is expected to have the most difficult path toward restart approval, they are making progress toward restarting units at the Kashiwazaki Kariwa plant as early as 2020.
While spot prices have recovered somewhat from their late-2016 lows, the market remains weak and oversupplied, sellers are aggressively competing for business, uncertainty regarding future demand continues, and additional production cuts have not yet materialized as expected. South Korea has announced a new policy of no new reactor builds and the closure of all plants after their 40 year operating life. In addition, some concerns have been raised about the viability of the Westinghouse AP1000 reactor design, which is expected to play a major role in new builds globally. The Company continues to believe that the continued weak uranium markets are primarily the result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs.
Operations Update and Outlook year ending December 31, 2017
The Company expects to produce a total of 640,000 to 665,000 pounds in the year ending December 31, 2017 of which 374,000 pounds U3O8 were produced in the first nine months of the year.
We expect production at Nichols Ranch to total 260,000 to 270,000 pounds in the year ending December 31, 2017 of which we recovered 204,000 pounds during the first nine months of 2017. In September 2017, the Nichols Ranch Project surpassed the 1.00 million pound mark for uranium captured at the plant from its start of operations in April 2014.
We expect to recover 380,000 to 395,000 pounds of uranium at the Mill in the year ending December 31, 2017 of which we recovered 170,000 pounds of uranium at the Mill for our own account in the first nine months of 2017. In addition, during 2017, the Company expects to earn a fee for processing approximately 950,000 pounds of U3O8 contained in alternate feed materials at the Mill, returning all finished uranium product to the generator of the feed material. During the nine months ended September 30, 2017 the Company completed the processing of 763,000 pounds of this material.
Sales and other revenue update and outlook year ending December 31, 2017
In the nine months ended September 30, 2017, the Company completed deliveries of 420,000 pounds of U3O8 under four contracts, including 320,000 pounds under three long-term contracts and 100,000 pounds under a contract where the price was based on spot prices.

In the final three months of the year, the Company expects to complete one delivery of 100,000 pounds of U3O8 under a contract where the price is based on the average spot price per pound of uranium for the five weeks prior to the dates of delivery.
During the year ending December 31, 2017, the Company expects to earn approximately $6.3 million in toll revenue for processing certain alternate feed materials for a third party of which $5.1 million was earned in the first nine months of 2017.
Operations Update and Outlook for the year ending December 31, 2018
The Company is continuing to adjust its operations in response to current uranium prices and market conditions.
The Company does not plan to develop any wellfields at Nichols Ranch until the price of uranium improves. As a result, production at Nichols Ranch will continue to decline as current wellfields are depleted. With no new wellfields, we expect Nichols Ranch will produce approximately 140,000 to 160,000 pounds of uranium in 2018. Alta Mesa will remain on standby until prices improve.
The Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. Although, primary mine production is expected to fall while uranium prices remain low, the Company is actively pursuing other revenue generating opportunities, including processing new and additional alternate feed sources, processing low grade ore from third parties in connection with various uranium clean-up requirements, and further recovery of Pond Return. Successful results from these activities will allow the Mill to extend the current processing campaign into 2018 and beyond.
In the event we are unable to secure sufficient ore or other feed sources for the Mill into the future, the Company would expect to place uranium recovery activities at the Mill on a reduced status until sufficient mill feed becomes available. Even on a reduced status, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns.
We plan to complete minor underground work including certain permeability testing at the Canyon Mine by the end of the first quarter of 2018.  The timing of the Company’s plans to extract and process mineralized materials from the Canyon project will be based on the results of mine planning, market conditions and available financing.
Our existing inventory of U3O8 along with the expected production at Nichols Ranch is expected to provide more U3O8 than is required for our current sales contracts. Such excess inventory will be sold in the spot market as uranium prices increase and/or cash requirements arise. In the year ending December 31, 2018, we expect to deliver 200,000 pounds of U3O8 under a long term contract and 200,000 pounds of U3O8 under a contract where the price will be based on then-prevailing spot prices.
Land holding, maintenance, support and administrative expenses will be reviewed in detail to determine cost cutting opportunities.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands of US dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Uranium concentrates	$3,497	$8,687	$22,037	$33,664
Alternate feed materials processing and other	2,002	15	5,101	40
Total revenues	5,499	8,702	27,138	33,704
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	1,010	4,334	12,122	20,563
Costs and expenses applicable to alternate feed materials and other	1,694	7	3,724	20
Total costs and expenses applicable to revenue	2,704	4,341	15,846	20,583
Impairment of inventories	864	1,379	2,821	2,998
Gross Profit	1,931	2,982	8,471	10,123

Other operating costs and expenses
Development, permitting and land holding	2,471	6,252	6,980	17,138
Standby costs	743	647	2,978	4,178
Abandonment of mineral properties	—	1,005	287	1,036
Impairment of assets held for sale	200	—	3,799	—
Accretion of asset retirement obligation	345	175	1,036	526
Total other operating costs and expenses	3,759	8,079	15,080	22,878

Selling, general & administration
Selling costs	32	47	147	216
Intangible asset amortization	205	583	3,297	3,021
General and administration	2,946	3,815	10,752	11,928
Total selling, general & administration	3,183	4,445	14,196	15,165

Total Operating Loss	(5,011)	(9,542)	(20,805)	(27,920)
Interest expense	(562)	(573)	(1,607)	(1,734)
Other income	689	1,870	2,452	2,103
Net loss	$(4,884)	$(8,245)	$(19,960)	$(27,551)

Basic and diluted loss per share	$(0.07)	$(0.14)	$(0.28)	$(0.51)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, and selective spot sales, which can vary from quarter to quarter.
Revenues for the three months ended September 30, 2017 totaled $5.50 million, of which $3.50 million were from sales of 60,000 pounds of U3O8, pursuant to term contracts at an average price of $58.28 per pound and $2.00 million related to toll processing of uranium concentrates.
Revenues for the three months ended September 30, 2016 totaled $8.70 million, of which $8.69 million were sales of 150,000 pounds of U3O8, pursuant to a term contract at an average price of $58.00 per pound.
Revenues for the nine months ended September 30, 2017 totaled $27.14 million, of which $22.04 million consisted of sales of 320,000 pounds of U3O8, pursuant to term contracts at an average price of $62.72 per pound, 100,000 pounds of U3O8 pursuant to a contract where the price is based on the spot market at a price of $19.67 per pound and $5.10 million related to toll processing of uranium concentrates.

Revenues for the nine months ended September 30, 2016 totaled $33.70 million, of which $33.66 million consisted of sales of 600,000 pounds of U3O8. The 600,000 pounds of U3O8 included the sale of 450,000 pounds of U3O8 pursuant to term contracts at an average price of $55.43 per pound, the sale of 100,000 pounds of U3O8 pursuant to term contracts at an average price of $70.00 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $34.40 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2017, the Company recovered 66,000 pounds of U3O8 from the Nichols Ranch Project and 104,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 295,000 pounds for the account of a third party under a tolling agreement. In the three months ended September 30, 2016, the Company recovered 90,000 pounds of U3O8 from the Nichols Ranch Project and 260,000 pounds of U3O8 from the White Mesa Mill including 195,000 pounds from conventional ore and 65,000 pounds from alternate feed materials.
Costs and expenses applicable to revenue from sales for the three months ended September 30, 2017 totaled $1.01 million, compared with $4.33 million for the three months ended September 30, 2016. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold related to sales revenue averaged $16.83 per pound and $28.93 per pound for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, cost of sales related to tolling and other revenue totaled $1.69 million compared to $0.01 million for the three months ended September 30, 2016.
In the nine months ended September 30, 2017, the Company recovered 204,000 pounds of U3O8 from the Nichols Ranch Project and 170,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 761,000 pounds for the account of a third party under a tolling agreement. In the nine months ended September 30, 2016, the Company recovered 265,000 pounds of U3O8 from the Nichols Ranch Project and 365,000 pounds of U3O8 from the White Mesa Mill including 195,000 pounds from conventional ore and 170,000 pounds from alternate feed materials.
Costs and expenses applicable to revenue from sales for the nine months ended September 30, 2017 totaled $12.12 million, compared with $20.56 million for the nine months ended September 30, 2016. The decrease in the cost of sales was primarily attributable to the decrease in the quantity of U3O8 sold year over year as discussed above. Costs of goods sold averaged $28.86 per pound and $34.30 per pound for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, cost of sales related to tolling and other revenue totaled $3.72 million compared to $0.02 million for the nine months ended September 30, 2016.
Impairment of Inventories
For the three and nine months ended September 30, 2017, the Company recognized $0.86 million and $2.82 million in impairment charges related to inventory. For the same periods ended September 30, 2016, the Company recognized $1.38 million and $3.00 million in inventory impairment. The impairment of inventories is due to declining Uranium prices and lower amounts of contract sales due to expiring sales contracts.
Other operating costs and expenses
Development, permitting and land holding
For the three months ended September 30, 2017, the Company spent $2.47 million for development, permitting, and land holding including completing the sinking of the shaft, completing evaluation drilling and finalizing development of the Canyon Project as well as the annual land payments for other properties. While we believe the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7.
For the three months ended September 30, 2016, the Company spent $6.25 million for development, permitting, and land holding primarily related to wellfield construction at the Nichols Ranch Project and shaft sinking at the Canyon Project.
For the nine months ended September 30, 2017, the Company spent $6.98 million for development, permitting, and land holding of which $4.80 million was spent at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. Additionally, the Company spent $0.70 million completing and putting into production its ninth wellfield at Nichols Ranch, completing the permitting on the Jane Dough Project and the Sheep Mountain Project and for other permitting activities and land holding costs in the nine months ended September 30, 2017. While we expect the amounts expensed will add value to the Company, we expense these amounts as we do not have proven or probable reserves at the Nichols Ranch Project or the White Mesa asset group under SEC Industry Guide 7.

For the nine months ended September 30, 2016, the Company spent $17.14 million for development, permitting, and land holding primarily related to wellfield construction and completion of the elution circuit at the Nichols Ranch Project, shaft sinking at the Canyon Project and for the replacement of five leach tanks at the White Mesa Mill in preparation for the campaign.
Standby expense
The Company’s La Sal and Daneros Projects were placed on standby in the last quarter of calendar year 2012 as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2015 and 2016, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. On June 16, 2016, the Company completed the acquisition of Alta Mesa (previously named “Mesteña Uranium, LLC”) which included the Alta Mesa Project. The Alta Mesa Project has been on standby since acquisition and will continue until uranium prices improve to a point where economic feasibility of the Alta Mesa Project is established. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the three months ended September 30, 2017, standby costs totaled $0.74 million compared with $0.65 million in 2016. For the nine months ended September 30, 2017, standby costs totaled $2.98 million compared with $4.18 million in 2016. The decrease is primarily related to decreased standby costs at the White Mesa Mill as it was operating at a level above the threshold for standby costs to be incurred.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. From time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the three and nine months ended September 30, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $Nil and $0.29 million compared with $1.00 and $1.04 million in 2016.
Impairment of asset held for sale
The Company made the decision to sell certain non-core mineral resource properties that it felt were not essential to its future operations in order to save costs and/or receive value for these properties. A definitive agreement to sell these properties was signed on November 1, 2017 and we expect the sale to be completed in Q4 2017 or Q1 2018. A total of $0.20 million for the three months and a total of $3.79 million for the nine months ended September 30, 2017 of our mineral resource properties were impaired based on our review of the properties and their associated carrying values (2016 - Nil, Nil).
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended September 30, 2017 to $0.35 million compared with $0.18 million in 2016. This is primarily due to the increase in the amount of the asset retirement obligation added in connection with the Mesteña transaction.
Accretion related to the asset retirement obligation for the Company’s properties increased for the nine months ended September 30, 2017 by $1.04 million compared with the 2016 $0.53 million primarily due to the increase in the amount of the asset retirement obligation added in connection with the Mesteña transaction.
General and Administrative
General and administrative expense includes costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $2.95 million for the three months ended September 30, 2017 compared to $3.82 million for the three months ended September 30, 2016. The decrease is primarily due to a lower head count in 2017.
General and administrative expenses totaled $10.75 million for the nine months ended September 30, 2017 compared to $11.93 million for the nine months ended September 30, 2016. This decrease is due to lower headcount in 2017.
Intangible asset amortization
Intangible asset amortization are non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. During the three months ended September 30, 2017 intangible asset amortization totaled $0.21 million compared with $0.58 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 intangible asset amortization totaled $3.30 million compared with the $3.02 million for the nine months ended September 30, 2016. This differences for both the three and nine months was due to the timing of contracted sales as discussed above.

Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended September 30, 2017 was $0.56 million compared with $0.57 million in the prior year.
Interest expense for the nine months ended September 30, 2017 was $1.61 million compared with $1.73 million in the prior year.
Other income and expense
For the three months ended September 30, 2017, other income and expense totaled $0.69 million of income. These amounts primarily consist of a gain on the increase in warrant liabilities of $0.57 million, a gain on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.16 million, a loss investments accounted for at fair value of $0.11 million and interest income of $0.06 million.
For the three months ended September 30, 2016, other income and expense totaled $1.87 million of income. These amounts primarily consist of a gain on warrant liabilities of $1.18 million, a gain of $0.33 million of gains in miscellaneous items, a gain on the change in the mark-to-market values of the Company's Debentures of $0.32 million and interest income of $0.04 million.
For the nine months ended September 30, 2017, other income and expense totaled $2.45 million of income. These amounts mainly consist of a gain on warrant liabilities of $1.42 million, $0.51 million gain in fair value of investments, gain on sale of surplus assets of $1.14 million and interest income of $0.12 million partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.62 million.
For the nine months ended September 30, 2016, other income and expense totaled $2.10 million of income. These amounts mainly consist of a gain on warrant liabilities of $1.88 million, a gain in other miscellaneous items of $0.81 million and interest income of $0.08 million, partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.67 million.
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
Cash proceeds received for shares and warrants
In the nine months ended September 30, 2017, the Company issued 4.80 million shares for net proceeds of $9.80 million under the Company’s ATM Offering.
Working capital at September 30, 2017 and future requirements for funds
At September 30, 2017, the Company had working capital of $32.68 million, including $19.45 million in cash and cash equivalents and approximately 470,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its base business plan beyond November 2, 2018.
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
Debenture Maturity
The Company currently has 20,870 Debentures (each Debenture having a principal amount of Cdn$1,000). On August 4, 2016, the following amendments were made to the Debentures:

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
In the nine months ended September 30, 2017, the Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right, and the Company has completed the buy back. No additional purchases are allowed under this right.
Cash and cash flows
Nine months ended September 30, 2017
Cash and cash equivalents were $19.45 million at September 30, 2017, compared to $16.90 million at December 31, 2016. The increase of $2.55 million was due primarily to cash provided by financing activities of $6.89 million, cash provided by investing activities of $0.82 million and gain on foreign exchange on cash held in foreign currencies of $0.31 million partially offset by cash used in operations of $5.47 million.
Net cash provided by financing activities totaled $6.89 million consisting primarily of $9.80 million proceeds from the issuance of stock in the ATM Offering and $0.37 million in cash received from non-controlling interest partially offset by $3.27 million to repay loans and borrowings.
Net cash provided by investing activities of $0.82 million consisted of $14.44 million release of collateral offset by $13.62 million of additional collateral posted. This refund was a result of the Company's restructuring of surety providers.
Net cash used in operating activities of $5.47 million is comprised of the net loss of $19.96 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $4.31 million of depreciation and amortization of property, plant and equipment, $2.62 million of stock-based compensation, $2.82 million impairment in inventories, $3.80 million impairment of assets held for sale, a change in the value of the convertible debentures of $0.62 million, a $1.44 million miscellaneous non-cash expense, $1.04 million accretion of asset retirement obligation, $0.29 abandonment of mineral properties, a $1.70 million decrease in inventories, a $0.53 million decrease in prepaid expenses and other assets and changes in deferred revenue of $0.14 offset by a $0.04 million increase in trade and other receivables and a $2.19 million decrease in accounts payable and accrued liabilities, a gain on the change in value of the warrant liabilities of $1.42 million, an unrealized foreign exchange loss of $0.49 million and $0.73 million in cash paid for reclamation and remediation activities.
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
Net cash used in operating activities of $13.97 million is comprised of the net loss of $27.55 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.65 million of depreciation and amortization of property, plant and equipment, $3.00 million impairment on inventory, a gain on the change in value of the warrant liabilities of $1.88 million, a $4.42 million decrease in inventories, $2.22 million decrease in trade and other receivables offset by a $1.06 million decrease in accounts payable and accrued liabilities and a $0.06 million miscellaneous non-cash expense.

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
Interest Rate Risk

The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining four-year life, removing variability. The Company is exposed to an interest rate risk associated with its Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2017 ($000):

Cash and cash equivalents	$3,230
Accounts payable and accrued liabilities	(529)
Loans and borrowings	(16,764)
Total	$(14,063)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at September 30, 2017 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(176)
	-1% change in U.S.
Weakening net earnings	dollar	$176
Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at September 30, 2017, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ENERGY FUELS INC.
(Registrant)

Dated: November 2, 2017	By:	/s/ Stephen P. Antony
Stephen P. Antony
Chief Executive Officer

Dated: November 2, 2017	By:	/s/ Daniel G. Zang
Daniel G. Zang
Chief Financial Officer