Form 10-K
period 2017-12-31
ENERGY FUELS INC
filed 2018-03-12
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number: 001-36204
ENERGY FUELS INC.
(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1067994
(State of other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)
(303) 389-4130
(Registrant’s Telephone Number, including Area Code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE American, Toronto Stock Exchange
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
Yes [X]       No [   ]
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer [   ]        Accelerated Filer [X]        Non-Accelerated Filer [   ]        Smaller Reporting Company [   ]
Emerging Growth Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]        No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $101,781,932
The number of common shares of the Registrant outstanding as of March 8, 2018 was 75,676,406.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ENERGY FUELS INC.
FORM 10-K
For the Year Ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” within the meaning of applicable US and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.
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

•	uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in-situ uranium recovery operations;

•	geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;

•	risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;

•	risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of the White Mesa Mill;

•	risks associated with labor costs, labor disturbances, and unavailability of skilled labor;

•	risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company’s production processes;

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

•
risks associated with the Company's existing long-term sales contracts expiring following the Company's 2018 deliveries, and all uranium sales after 2018 being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;

•	failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•
risks associated with inaccurate or nonobjective media coverage of the Company's activities and the impact such coverage may have on the public, the market for the Company's securities, government relations, permitting activities and legal challenges, as well as the costs to the Company of responding to such coverage;

•	uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state subsidized production;

•
risks associated with the Company's involvement in industry petitions for trade remedies, including the costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium and participants in other phases of the nuclear fuel cycle;

•	risks related to higher than expected costs related to our Nichols Ranch Project and Canyon Project;

•	risks related to our ability to recover copper from our Canyon Project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
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

CAUTIONARY NOTE TO UNITED STATES INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES
The Company is a U.S. Domestic Issuer for SEC purposes, most of its shareholders are U.S. residents and its primary trading market is the NYSE American. However, because the Company is also listed on the Toronto Stock Exchange ("TSX"), this Annual Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Annual Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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
The SEC’s disclosure standards under Industry Guide 7 normally do not permit the inclusion of information concerning “Measured Mineral Resources”, “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by United States standards in documents filed with the SEC. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral reserves. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable.
Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.
Although the Company's primary trading market is the NYSE American, most of the Company's shareholders are U.S. residents, the Company is a U.S. domestic Issuer for SEC purposes, and the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles ("GAAP"), as a company incorporated in Canada and also listed on the TSX, unless otherwise indicated, in order to comply with both Canadian and U.S. requirements, Energy Fuels estimates and reports our mineral resources and mineral reserves according to the definitions set forth in NI 43-101. All reserves that are reported in this Form 10-K are estimated in accordance with the definitions set forth in NI 43-101. The Company does not have any reserves which conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.
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

•
Inferred Mineral Resource:[2] An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply, but not verify, geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to "indicated mineral resources" with continued exploration.

•
Measured Mineral Resource:[3] A “measured mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of modifying factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling, and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applied to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

•
Mineral Reserve:[4] A “mineral reserve” is the economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses which may occur when the mineral is mined or is extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.

•
Mineral Resource:[5] A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

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

•
Probable Mineral Reserve:[6] A “probable mineral reserve” is the economically mineable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the modifying factors applied to a probable mineral reserve is lower than that applied to a proven mineral reserve.

•
Proven Mineral Reserve:[7] A “proven mineral reserve” is the economically minable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the modifying factors.

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

•
Qualified Person:[8] A “qualified person” is an individual who: (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a non-Canadian jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in his or her profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable confidential peer evaluation of the individual’s character, professional judgment, experience, and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

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
GLOSSARY OF TECHNICAL TERMS
The following defined technical terms are used in this Annual Report:

•	Assay: The testing of a metal or ore to determine its ingredients and quality.

•	Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained materials.

•	Copper: A red-brown metal, the chemical element of atomic number 29.

•
Cut-off or cut-off grade: When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined economically. When determining mineral resources, the lowest grade of mineralized material included in the resource estimate.

•	eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.

•	EA: Environmental Assessment prepared under NEPA for a mineral project.

•	EIS: Environmental Impact Statement prepared under NEPA for a mineral project.

______________________________________
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

•
In-situ recovery ("ISR"): The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit by injection wells, with the uranium-bearing solution being removed by extraction wells; also referred to as “solution mining.”

•	Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

•	Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.

•
Mineralized material: Material that contains mineralization (e.g., uranium, vanadium and/or copper) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

•	National Instrument 43-101 (“NI 43-101”): The National Instrument regarding Canadian standards of disclosure for mineral projects.

•	NEPA: The United States National Environmental Policy Act of 1969, as amended.

•	Open pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

•
Ore: Mineral bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. Under SEC Industry Guide 7, a company may only refer to reserves (as that term is defined in SEC Industry Guide 7) as “ore.”

•	Ore body: A mostly solid and fairly continuous mass of in-ground mineralization estimated to be economically mineable.

•	Outcrop: That part of a geologic formation or structure that appears at the surface of the Earth.

•
PEA: A Preliminary Economic Assessment performed in accordance with NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

•	PO: Plan of Operations for a mineral project prepared in accordance with applicable United States Bureau of Land Management or United States Forest Service regulations.

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

•
Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” and the primary component of “yellowcake,” and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

•
Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

•	% U3O8 Eq: equivalent uranium grade calculated by combining uranium content and copper content by taking into account commodity price and recovery factors.

•	V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “blackflake.”

•	Yellowcake: Another name for Uranium Concentrate.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
The Company's corporate offices are in the Denver, Colorado metropolitan area, and all of its assets and employees are in the western United States, and are owned and operated by the Company's subsidiary, Energy Fuels Resources (USA) Inc., and its affiliates.
The Company is an Ontario corporation. It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding common shares on the basis of one post-consolidation common share for every 50 pre-consolidation Common Shares.
The Company conducts its operations through its U.S. subsidiaries, which have their principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA. The Company’s website address is www.energyfuels.com. The registered office of Energy Fuels Resources (USA) Inc. is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East; Suite 308 Toronto, Ontario, M5C 1P1, Canada.
The primary trading market for Energy Fuels’ common shares (the “Common Shares”) is the NYSE American under the trading symbol “UUUU,” and the Company’s common shares are also listed on the TSX under the trading symbol “EFR.” Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and, in addition, is a reporting issuer in all of the Canadian provinces. Certain warrants issued by the Company are listed on the NYSE American under the symbol "UUUU-WT." and are also listed on the TSX under the symbol "EFR.WT". Options on Energy Fuels’ common shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. KCG Americas LLC is the Company’s Market Maker on the NYSE American. In addition, Energy Fuels’ Cdn $20.9 million aggregate amount of convertible debentures are listed on the TSX under the symbol “EFR.DB.”
The Company conducts its uranium extraction, recovery, and sales business, and owns its properties, through a number of subsidiaries. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, country of incorporation, and proportion of ownership interest, is included as Exhibit 21.1 to this Annual Report. All of the Company’s U.S. assets are held directly or indirectly through the Company’s wholly-owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). EF Holdings and Strathmore hold all or a portion of their uranium extraction, recovery, permitting, evaluation and exploration assets through a number of additional subsidiaries, as detailed below. Energy Fuels also owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.
All of the Company's properties are operated by Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly-owned subsidiary of EF Holdings.
In addition, the Company holds 9,439,857 shares of Virginia Energy Resources Inc. (TSXV:VUI; OTCQX:VEGYF) currently representing an approximate 16.5% equity interest in that company, and 14,250,000 common shares of enCore Energy Corp. (TSXV:UE) currently representing an approximate 12.8% equity interest in that company.
Business Overview
Energy Fuels is engaged in conventional and in situ recovery (“ISR”) uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. Its corporate offices are in the Denver, Colorado metropolitan area, and all of its assets and employees are in the western United States. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is one of the newest uranium recovery facilities operating in the United States, and the Alta Mesa Project in Texas (the "Alta Mesa Project"), which is a fully-permitted ISR production facility currently on care and maintenance. In addition, Energy Fuels owns the White Mesa Mill in Utah (the “White Mesa Mill” or “Mill”), which is the only conventional uranium recovery facility operating in the United States. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects, and a uranium/copper project, on standby. The White Mesa Mill can also recover vanadium as a by-product of mineralized material produced from certain of its projects in Colorado and Utah, and is evaluating recovering copper as a by-product from a uranium/copper project in Arizona. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.
ISR Operations
The Company conducts its ISR activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”), and its Alta Mesa Project in south Texas, which it acquired in June 2016 through its acquisition of Mesteña Uranium, LLC (“Mesteña”), which is now named EFR Alta Mesa LLC ("EFR Alta Mesa").
The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”), and; (iv) a licensed satellite ISR uranium project (the “Hank Project”), which will include an ISR processing plant (the “Hank Satellite Plant”) that, when constructed, will produce loaded-resin, and associated planned wellfields (the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the Reno Creek property (the “Reno Creek Property”), West North Butte property (the “West North Butte Property”), and the North Rolling Pin property (the “North Rolling Pin Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels. The Company is currently under contract to sell the Reno Creek Property to Uranium Energy Corp. See “Non-Material Mineral Properties - Other ISR Projects” under Item 2 below.
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
Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. During 2017, a total of 259,000 pounds of U3O8 were recovered from the Nichols Ranch Project.
The Alta Mesa Project is a fully licensed, permitted and constructed ISR processing facility that has an operating capacity of 1.5 million pounds of uranium per year and comprises 195,501 contiguous acres of land. The Alta Mesa Project is currently on standby and ready to resume production as market conditions warrant; Alta Mesa is expected to be able to reach commercial production levels with limited required capital within approximately twelve months of a production decision. See “The Alta Mesa Project” under Item 2 below.
Conventional Operations
The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium and vanadium processing facility in the United States. The White Mesa Mill, located near Blanding Utah, is centrally located such that it can be fed by a number of the Company’s uranium, uranium/vanadium and uranium/copper projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region as market conditions warrant.
The White Mesa Mill is a 2,000 ton per day uranium recovery facility, which can also process vanadium as a by-product of mineralized material extracted from certain uranium/vanadium properties, and is evaluating recovering copper as a by-product from a uranium/copper project in Arizona. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as "alternate feed materials", for the recovery of uranium, alone or in combination with other metals.
The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, and market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby, from time-to-time, in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of  U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 and Pinenut Projects in Arizona; and alternate feed materials. During 2015, the Mill recovered a total of 296,000 lbs. of U3O8, of which 25,000 pounds were recovered from conventional materials and the remainder from processing alternate feed materials (including 72,000 pounds for the account of a third party). During 2016, the Mill recovered a total of 680,000 lbs. of U3O8, of which 433,000 pounds were recovered from conventional materials from the Company's Pinenut Project and 248,000 pounds from processing alternate feed materials. During 2017, the Mill recovered 310,000 pounds from processing pond solutions and 1,000,000 pounds from processing alternate feed materials, of which a total of 360,000 pounds were for the Company's account and 950,000 pounds were for the account of third parties.
The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted, and reclamation activities have commenced. The Company continues to receive and process alternate feed materials at the White Mesa Mill. At the Company’s permitted Canyon Project, an underground drilling project has been completed, and a new shaft was completed in the first quarter of 2018. The timing to extract and process mineralized material from the Canyon Project will be based on market conditions, available financing, and sales requirements. All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third party conventional properties are active at this time.
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
The Company’s principal conventional properties include the following:

•
the White Mesa Mill, a 2,000 ton per day uranium and vanadium processing facility, which is also evaluating recovering copper as a by-product from the Company's Canyon Project, located near Blanding, Utah, held through the Company’s subsidiary EFR White Mesa LLC. See “The White Mesa Mill” under Item 2 below;

•
the Arizona Strip uranium properties located in north central Arizona, including: the Canyon Project, which is a fully-permitted uranium/copper project with all surface facilities and a new shaft in place (see “The Canyon Project” under Item 2 below); the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully-permitted uranium project on standby; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2 below;

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

Mineral Exploration
Energy Fuels holds a number of exploration properties in the Colorado Plateau, White Canyon, Grants, Arizona Strip, and Powder River Basin Districts. Energy Fuels has conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No exploration drilling was performed in 2014, 2015, 2016 or 2017. See “Non-Material Mineral Properties” under Item 2 below.
Development of the Business -- Major Transactions over the Past Five Years
Over the past five years, the Company has completed the following major transactions:

•
In October 2013, the Company acquired all of the outstanding shares of Strathmore Minerals Corp. Under that transaction, the Company acquired a 60% interest in the Roca Honda Project as well as the Company’s 100% interests in other properties and assets, some of which have since been sold. The Roca Honda Project was formerly held in a joint venture until the Company acquired full ownership of the project in May 2016 when it purchased Sumitomo Corporation's 40% interest in the project. (see “The Roca Honda Project – History” under Item 2 below). The Roca Honda Project and the remaining assets acquired in October 2013 are held in the Company’s subsidiary, Strathmore Resources (US), Ltd.

•
In two transactions in 2014, the Company sold its interest in the Pinon Ridge uranium/vanadium mill project, which is located in western Colorado, that the Company had previously planned to develop, along with a number of other non-core uranium properties;

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

•	In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project through the acquisition of Wate Mining Company LLC;

•	In June 2016, the Company acquired EFR Alta Mesa and its primary asset, the Alta Mesa Project;

•	In November 2017, the Company announced that it had entered into an agreement to sell its non-core Reno Creek Property to Uranium Energy Corp. (see 2017 Corporate Developments, below); and

•
In November 2017, the Company announced that it had entered into an agreement to acquire and extinguish royalties on its Nichols Ranch Project as well as acquire and hold royalties on nearby operating and permitting ISR uranium projects owned by Cameco Corporation (see 2017 Corporate Developments, below).

2017 Corporate Developments
On May 17, 2017, the Board appointed Messrs. Benjamin Eshleman III and Robert W. Kirkwood to serve as Directors of the Company pursuant to the Board's power to increase the size of the Board by up to one-third in number between annual meetings of shareholders. Messrs. Glenn Catchpole and Ron Hochstein did not stand for re-election as Directors at the Company's Annual General Meeting of Shareholders, and therefore ceased to be Directors effective May 17, 2017.
Effective June 12, 2017, Ames Brown resigned as a Director of the Company.
Effective July 1, 2017, the Company appointed Mark S. Chalmers as President and Chief Operating Officer.
On November 2, 2017, the Company announced that it had entered into an agreement to sell its non-core Reno Creek Property to Uranium Energy Corp. ("UEC") for $5.39 million, including $2.94 million of cash and $2.45 million shares of UEC that will be priced upon the closing of the transaction. The Company expects this transaction to be completed in Q1-2018.
On November 13, 2017, the Company announced that it had entered into an agreement with Excalibur Industries to acquire and extinguish royalties on its Nichols Ranch Project as well as acquire and hold royalties on nearby operating and permitted ISR uranium projects owned by Cameco for approximately $3.5 million, subject to certain adjustments. This consideration will be payable in common shares at closing, which will be priced based on the volume-weighted average price ("VWAP") of Energy Fuels' shares on the NYSE American for the five most recent trading days ending on the last trading day prior to closing. Through the transaction, the Company will acquire a 6% - 8% sliding-scale gross proceeds production royalty on Energy Fuels' Nichols Ranch Project. This royalty also applies to other properties owned by the Company nearby. After closing, the Company expects to extinguish these royalties. Energy Fuels is also acquiring the 4% gross proceeds production royalty on Cameco's North Butte/Brown Ranch Project ("North Butte"), the Ruby Ranch Project, and the Greasewood property. North Butte is a fully permitted and operational project that has been operated by Cameco as a satellite to their Smith Ranch-Highland ISR Project since 2013. This transaction is expected to close in the first half of 2018.
On December 29, 2017, the Company amended its existing Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), to extend its ability to sell from time to time at its discretion, through Cantor as agent, common shares by way of an “at-the-market” offering (the “ATM”). Sales of the shares, if any, would occur by means of ordinary brokers’ transactions or block trades, with sales only being made on the NYSE American at market prices. Any decision to undertake sales of common shares pursuant to the ATM would be at the Company’s sole discretion. No common shares will be offered or sold through the ATM on the TSX. In connection with the ATM, the Company filed a prospectus supplement to its U.S. registration statement on Form S-3 (the “Registration Statement”), qualifying for distribution up to $30 million in common shares under the extended ATM.
Company Strategy
Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the United States. Through the operating White Mesa Mill, the operating Nichols Ranch Project, the standby Alta Mesa Project, our large uranium resource base, and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to remain a unique and valuable call option on increases in the price of uranium, with significant scalability in improved market conditions. The Company is also pursuing revenue-generating opportunities at its White Mesa Mill through potential vanadium recovery and land clean-up work. The Company currently intends to maintain its ISR and conventional uranium recovery capabilities, its uranium resource base, and its scalability. However, continued weakness in uranium prices; an inability to generate sufficient revenues from alternate feed materials, potential land cleanup work and vanadium opportunities; and/or cash needs may dictate that the Company engage in further measures to maintain the value of this option.
As a result of the foregoing, we intend to maintain the value of the Company as a call option on increases in the price of uranium, while conserving cash, by engaging in the following activities:

•	Produce from existing wellfields (wellfields #1 through #9) at Nichols Ranch and defer further wellfield development at Nichols Ranch until uranium prices improve;

•
Continue alternate feed processing and recovery of uranium from uranium dissolved in the Mill’s ponds, as well as pursue additional alternate feed materials and other sources of feed for the Mill, including potential vanadium recovery and material generated from land cleanup work;

•

•
Complete installation of the sump at the Canyon Project in the first quarter of 2018, after which time all field activities will have been completed. The Company plans to continue to carry out engineering, procurement and construction management activities in 2018;

•	Continue evaluating the possibility of recovering copper at the White Mesa Mill as a by-product from the Canyon Project and pursue any permitting actions that may be required;

•
Continue to maintain standby projects and facilities (including the Canyon Project, Alta Mesa Project, the La Sal Project and the Daneros Project) in a state of readiness for the purpose of restarting mining activities, as market conditions may warrant. At this time, all of the Company’s conventional projects are expected to remain on standby until market conditions warrant restarting mining activities, or are in the evaluation or permitting process;

•	Continue permitting activities for the Roca Honda Project through the end of 2018;

•	Continue to pursue an appropriate trade remedy that properly recognizes the value of uranium produced in the U.S., as proposed in the Petition (see Subsequent Events, below);

•	Continue to evaluate the sale or abandonment of non-core assets that the Company does not believe contribute to shareholder value in order to reduce costs and/or receive sales proceeds; and

•	Continue to pursue additional cost cutting measures.
Subsequent Events
On January 16, 2018, the Company and Ur-Energy (the "Petitioners") announced that they had jointly filed a Petition (the "Petition") for Relief with the U.S. Department of Commerce ("DOC") under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten U.S. National Security. The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks remedies which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies proposed by the Petitioners are expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. It should be noted, however, that there can be no certainty of the outcome of the investigation or the recommendation of the Secretary, and therefore the outcome of this process is uncertain.

On January 31, 2018, Stephen P. Antony retired from his position as Chief Executive Officer and a Director of the Company, and on February 1, 2018 Mark S. Chalmers was appointed President and Chief Executive Officer and a Director of the Company.

On February 14, 2018, Mr. W. Paul Goranson, the former Executive Vice President, Operations, was appointed as Chief Operating Officer of the Company, reporting to the President and Chief Executive Officer of the Company, and Mr. Matthew

Tarnowski, the former Controller of the Company, was appointed as Chief Accounting Officer and Controller of the Company, reporting to the Chief Financial Officer of the Company.

On March 1, 2018, Daniel G. Zang resigned from his position as Chief Financial Officer of the Company, and on March 2, 2018, Mr. David C. Frydenlund, the former Senior Vice President, General Counsel and Corporate Secretary of the Company, was appointed as Chief Financial Officer, General Counsel and Corporate Secretary of the Company, reporting to the President and Chief Executive Officer of the Company.

On March 8, 2018, the Board appointed Barbara A. Filas as a Director of the Company effective March 12, 2018, to fill the vacancy created by the resignation of Mr. Ames Brown from the Board.
Uranium Sales
The Company has four existing contracts, which require deliveries of 650,000 pounds of U3O8 in 2018. Of this, a total of 400,000 pounds of U3O8 is required to be sourced from the Company’s uranium recovery operations, while Energy Fuels has the option to fulfill the remaining 250,000 pounds of U3O8 from the Company’s uranium recovery operations and/or open market purchases. At December 31, 2017, the Company had approximately 615,000 pounds of finished goods inventory from the Company’s uranium recovery operations.
In 2018, the Company expects to have sufficient existing inventory or uranium recovery to meet all of its commitments to sell 650,000 pounds of uranium under its existing contracts.
Of the 650,000 pounds of expected sales in 2018, 50,000 pounds are being sold at $24.75 per pound, 400,000 pounds are being sold at a fixed price of $61.30 per pound, and 200,000 pounds are being sold at a 0.5% discount to spot prices in effect at the times of delivery. Additional selective spot sales may be made in 2018 as necessary to generate cash for operations.
Overview of Uranium Market
The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All of the uranium extracted from Energy Fuels’ projects is expected to be used for this purpose.
According to the World Nuclear Association (“WNA”), as of January 2018, there are currently 447 operable nuclear reactors world-wide, which required approximately 169 million pounds of U3O8 fuel in 2017 at full operation. Worldwide there are currently 58 new reactors under construction with an additional 157 reactors on order or in the planning stage, and another 351 which have been proposed.
According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction, largely due to increasing uranium demands in Asia. The gap between demand and primary supply is filled by stockpiled inventories and secondary supplies.
According to the WNA, the United States currently has 99 operating reactors, two reactors under construction, and another 35 reactors on order, planned or proposed. According to the Nuclear Energy Institute ("NEI"), the United States produced approximately 19.7% of its electricity from nuclear technology and avoided 554 million metric tons of carbon dioxide emissions in 2016. According to the U.S. Energy Information Agency (“EIA”), U.S. utilities purchased approximately 56.5 million pounds of U3O8 in 2016. However, in 2016 the U.S. only produced approximately 2.9 million pounds of U3O8. As a result, in 2016, the U.S. fulfilled only about 5% of its demand from domestic primary mine production. According to published EIA data, the U.S. produced 2.42 million pounds of U3O8 in 2017, including 1.47 million pounds of mine production and 0.95 million pounds of previously mined production that was reprocessed at the Company’s White Mesa Mill.
Uranium is not traded on an open market or organized commodity exchange such as the London Metal Exchange, although the New York Mercantile Exchange provides financially-settled uranium futures contracts. Typically, buyers and sellers negotiate transactions privately and directly. Spot uranium transactions typically involve deliveries that occur immediately and up to 12 months in the future. Term uranium transactions typically involve deliveries that occur more than 12 months in the future, with long-term transactions involving delivery terms of at least three years. Uranium prices, both spot and term, are published by two independent market consulting firms, TradeTech and The Ux Consulting Company (“Ux”), on a weekly and monthly basis. Other brokers, including Numerco Ltd., Uranium Markets LLC, and Evolution Markets Inc., also publish daily broker average uranium prices.
The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were negatively impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past seven years, which is still being felt today. In contrast, China is pursuing an aggressive nuclear program, with 38 units now operating, 20 new units under construction, 39 units which are planned, and 143 units that have been proposed, according to January 2018 WNA data.
Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. Like sellers, buyers seek to balance the security of supply with the opportunity to take advantage of lower prices caused by volatility in prices. For this reason, both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests.
The graph below shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until February 2018 as reported by TradeTech (not adjusted for inflation):
To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2013 until February 2018 as reported by TradeTech (not adjusted for inflation):
According to monthly price data from TradeTech, uranium prices during 2017 were up $3.50, or 17% for the year. Monthly spot prices began the year at $20.25 per pound of U3O8 on December 31, 2016 and ended the year at $23.75 per pound, reaching a high of $24.50 per pound for the month of January 2017 and a low of $19.95 per pound for the month of May 2017. According to Trade Tech, the spot price was $22.25 per pound on March 2, 2018. TradeTech price data also indicated that long-term U3O8 prices began 2017 at $30.00 per pound and ended 2017 at $31.00 per pound. The high long-term price for 2017 was $35.00 per pound for February, March, and April, and the low long-term price was $30.00 per pound for September and October. The long-term price at February 28, 2018 was $29.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction and excess inventories, the availability of low-priced spot material, the delayed restart of Japanese reactors, insufficient production cut-backs especially from state-owned and state-subsidized uranium and uranium fuel entities, premature reactor closures, and continued weak uranium demand.

Uranium Market Outlook and Uranium Marketing Strategy
World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the Company believes the long-term fundamentals of the uranium industry remain positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. In addition, it is the Company's belief that additional mine production cutbacks will be required to bring the market into balance in the short and medium terms. However, a large portion of global uranium production is state-owned and state-subsidized, and therefore not subject to normal market fundamentals. It is for this reason that the Company and Ur-Energy submitted the Petition to the U.S. Department of Commerce to initiate an investigation into the effects of uranium imports on U.S. national security. The Petitioners have proposed a quota system that limits uranium and uranium fuel imports, effectively reserving 25% of the U.S. nuclear market for U.S. uranium producers. At the current time, less than 5% of U.S. reactor demand is met by new production from U.S. uranium mines. The Company has believed for several years that uranium prices, and long-term contracting levels in particular, will need to rise to levels that are sufficient to incentivize new mine production. However, it is the Company's belief that non free-market forces have delayed this recovery. The Petition is intended to help address this situation.
The Company believes prices likely hit a bottom in 2016, and despite considerable market uncertainty in 2017, the lows of 2016 were not repeated in 2017. In January 2017, it was announced that Kazakhstan would reduce 2017 uranium production by 10% (5 million+ lbs.) after several years of production increases. In November 2017, Cameco announced that it was temporarily suspending production from its McArthur River/Key Lake project for 10 months, which is among the largest and lowest cost uranium production facilities in the world. According to Royal Bank of Canada, this is expected to remove 17-18 million pounds of uranium production during 2018. If the suspension is extended, even more uranium will be removed from the market. In addition, in December 2017, Kazakhstan's state-owned uranium mining enterprise, Kazatomprom, announced further production cuts amounting to a total of 28.6 million pounds of uranium during 2018-2020. Although subsequent announcements by Kazakh government officials have put some doubt into the true scale of these cutbacks, it is the Company's belief that cuts to production in Kazakhstan will occur but not at the levels stated in the December 2017 announcement. On a longer-term basis, according to data from TradeTech and the WNA, Chinese utilities continue to aggressively build new reactors. In addition to China, according to the WNA, there are large numbers of new reactors under construction and in various stages of planning around the world.
In the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary and other inelastic uranium supplies (including enricher underfeeding and state-owned and state-subsidized uranium and nuclear fuel production), high levels of excess inventories, insufficient producer cut-backs, premature reactor shutdowns, delays in new reactor construction, two large new mines coming into production (Cigar Lake and Husab), and decreased demand due to Japanese reactors remaining offline for longer than expected. Though it should be noted that Husab continues to experience start-up delays and its 2.2 million lbs. of uranium production in 2017 did not meet TradeTech's forecast of 4 million lbs. In addition, conflicting announcements on the scale of Kazakh production cuts in 2018-2020 and the filing of the Petition by the Company and Ur-Energy may be causing some market participants to take a wait-and-see approach in the short-term. There remains a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.
Nevertheless, according to data from Trade Tech, global utilities have nearly 600 million lbs. of uncovered uranium requirements through 2025, which the Company expects will increase levels of market activity at some point in the future.
The Company’s marketing strategy is to seek a base of earnings and cash flow through sales of a portion of its uranium into term contracts, to the extent such contracts are available at satisfactory prices. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas, if available at satisfactory prices, and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices.
During 2017, the pricing on all of the Company’s contracts, other than the spot contract referenced above, were at their floors or at prices fixed by the contract. During 2017, the Company sold 520,000 pounds of U3O8 at a weighted- average price of $47.05 per pound. This included 320,000 pounds of sales under contracts at a weighted average price of $62.72 per pound and 200,000 pounds into contracts based on spot market prices at a weighted average price of $21.99 per pound.
In 2018, the Company expects to sell a total of 650,000 pounds of U3O8 into its four existing contracts at pricing expected to average approximately $48.00 per pound based on the fixed prices contained in three of the contracts and current forecasts of spot prices and price inflation in the other contract. In Q1-2018 the Company amended its remaining long-term contracts with one customer, so that all remaining deliveries of 400,000 lbs. under the contracts will occur in April 2018 at a fixed price of $61.30 per pound; including moving 200,000 lbs. of deliveries originally scheduled for 2019 and 2020 up to April 2018. The Company also has a contract for the delivery of 50,000 lbs. in Q1-2018 at a fixed price of $24.75 per pound and a contract for the delivery of 200,000 lbs. in 2018 with pricing at a 0.5% discount to the spot price at the time of delivery. Additional selective spot sales may be made in 2018 as necessary to generate cash for operations. As a result of these amendments, the Company will have no further long-term contractual obligations following its 2018 deliveries. All uranium sales after 2018 will therefore be at spot prices and unhedged, unless the Company enters into new long-term contracts at satisfactory prices in the future.
The Vanadium Market
The White Mesa Mill has historically recovered vanadium as a by-product of uranium from certain of its properties on the Colorado Plateau, most notably from the La Sal Project, as well as from properties owned by third-parties on the Colorado Plateau through toll milling and similar arrangements, when the price of vanadium has been high enough to justify its recovery. The Mill’s most recent vanadium recovery occurred in 2013 when it recovered 1.5 million pounds of vanadium.
Vanadium is a metallic element that, when converted into ferrovanadium ("FeV") (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel. According to market consultant Roskill, over 90% of FeV is used in the steel industry. In addition, vanadium continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, accounting for roughly 44% of production in 2016 with additional production coming from Russia, South Africa, and Brazil (Roskill). Vanadium (as V2O5) prices were up sharply in 2017, beginning the year at $5.03 per pound, and ending the year at $9.75 per pound, reaching a high of $11.13 per pound in September 2017 (Metal Bulletin information received from the U.S. DOE). Vanadium prices are currently at $14.25 per pound.
According to Roskill, prices have risen primarily as a result of tightening supplies in China, including the shutdown of vanadium producing facilities for environmental reasons. In addition, the closure of the Evraz Highveld facility in South Africa has added to market tightness (Roskill). On the demand side, increasingly stringent building requirements, particularly in China, are requiring the use of rebar that contains vanadium (Roskill).
In the past, Energy Fuels has sold its vanadium both as V2O5 and as ferrovanadium (“FeV”) through spot sales to industry end-users and trading companies. No vanadium has been recovered or sold by the Company since 2013. The Company is currently evaluating certain opportunities in the vanadium space, including the potential to recover vanadium dissolved in the ponds at the White Mesa Mill, re-opening mines that contain vanadium resources, and/or recovering vanadium from non-ore sources.
The Copper Market
The White Mesa Mill has not produced copper. Due to the discovery of significant quantities of copper mineralization at the Canyon Project, the Company is investigating potential alternatives for recovering copper as a byproduct of uranium recovery at the White Mesa Mill.
Copper is a malleable and ductile metallic element that has a number of industrial uses, including as a conductor of heat and electricity, as a building material, in industrial machinery, and as a component of certain metal alloys. According to the International Copper Study Group ("ICSG"), an intergovernmental organization that operates as the international commodity board for copper, the major product categories of the copper trade are: copper concentrates, copper blister and anode, refined copper cathode and ingots, copper scrap, copper semis, and a small amount of copper powders and compounds. Copper is mainly shipped by producers to fabricators as cathode, wire rod, billet, cake (slab), or ingot. Two of the key components of the copper market are the spot price (settlement price for a transaction today) and the future price. A futures or option contract defines the price of the delivery, the quantity of the product, the delivery date(s), and delivery location(s) and other aspects. Three main commodity exchanges provide the facilities to trade copper: the London Metal Exchange (LME), Commodity Exchange Division of the New York Mercantile Exchange (COMEX/NYMEX), and the Shanghai Futures Exchange (SHFE).
According to the United States Geological Survey ("USGS"), the top global primary copper producers in 2016 were Chile, Peru, China, the United States, and Australia. In 2016, the U.S. had 24 mines that recovered copper with the top copper producing states being Arizona, New Mexico, Utah, Nevada, and Montana. In addition in 2016, the U.S. had three primary smelters, three electrolytic and four fire refineries, and fifteen electrowinning facilities that operated. According to Mining.com, the top copper producing companies globally are Codelco, Freeport-McMoRan, Glencore International, BHP Billiton, and Southern Copper. In addition to primary mining, recycling is also a significant source of copper, and recycled copper is indistinguishable from primary copper (ICSG). According to Investopedia, the price of copper is driven by a number of factors including strength and weakness in the U.S. dollar, oil prices, global demand, including China, the cost of production, labor relations, natural disasters/phenomena, and geopolitical events. The spot price of copper rose by approximately 28% during 2017 (London Metal Exchange). According to Goldman Sachs, the price of copper rose in 2017 primarily due to currency effects, global growth, and demand factors. Copper prices are currently at $3.08 per pound.
Competition

The uranium industry is highly competitive. The Company competes with mining and exploration companies for uranium sales, the acquisition of uranium mineral properties, and the procurement of equipment, materials and personnel necessary to explore, develop, and extract uranium from such properties. There is competition for a limited number of uranium acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels competes with other uranium recovery companies, along with traders, brokers, financial institutions, converters, enrichers, and other market actors, including some that are state-owned and state-subsidized, for uranium sales. Due to the Company’s limited capital and personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of mining properties and securing uranium sales. The Company believes that competition for acquiring mineral prospects and completing uranium sales will continue to be intense in the future.
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
On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became a Radioactive Materials License, which was recently renewed in January 2018. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether or not the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005 and recently renewed in January 2018. The White Mesa Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.

Conventional uranium extraction is subject to regulation by a number of agencies including: (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, Texas and Wyoming; (3) the BLM and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies (e.g., U.S. Fish and Wildlife Service, U.S. Army Corp. of Engineers, and DOE), where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project will be subject to regulation under the NRC, as a uranium processing facility and for permanent disposal of the resulting tailings.
The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming and Texas. The Nichols Ranch Project and the Alta Mesa Project each have a Source Material license. The Nichols Ranch Source Material License was issued by the NRC. However, because Texas is an Agreement State, the Alta Mesa Source Material License was issued by the Texas Commission on Environmental Quality. ISR facilities are also regulated by the State of Wyoming and State of Texas, respectively, and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control Permit under the Safe Drinking Water Act, as administered by the EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration (“OSHA”), rather than MSHA.
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
On July 9, 2009, BLM issued a Notice of Proposed Withdrawal (“2009 Notice”) under which it proposed that a total of approximately one million acres of public lands around the Grand Canyon National Park be withdrawn from location and entry under the Mining Law of 1872 (the “Mining Law”), subject to valid existing rights. In the 2009 Notice, BLM stated that the purpose of the withdrawal, if determined to be appropriate, would be to protect the Grand Canyon watershed from any adverse effects of locatable hardrock mineral exploration and mining. The 2009 Notice segregated the lands from location and entry under the mining laws for up to two years to allow time for various studies and analyses, including appropriate NEPA analysis. In order to allow more time for BLM to complete its NEPA analysis, the U.S. Department of the Interior (the “DOI”) published Public Land Order 7773 on June 21, 2011, which effected a six-month emergency withdrawal of the area. The emergency withdrawal prevented the lands from being open to location and entry under the Mining Law upon expiration of the two-year segregation while the DOI completed the decision–making process on the proposed withdrawal. The emergency withdrawal was effective July 21, 2011 to January 20, 2012. During the two-year segregation and six month emergency withdrawal, the BLM, along with its cooperating agencies, completed various studies and analyses of resources in the withdrawal area, including an EIS under NEPA. These studies and analyses were undertaken to provide the basis for the final decision regarding whether or not to proceed with the proposed withdrawal or to select an alternative action. Based on this analysis, on January 9, 2012, the DOI announced its final decision to withdraw from location and entry under the Mining Law, subject to valid existing rights, the total of approximately one million acres of lands originally proposed in the 2009 Notice (the “Withdrawn Lands”), for a 20-year period. Lawsuits challenging this decision were filed by various industry groups and interested parties.
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
Further, there have been efforts to create a National Monument on the Withdrawn Lands, and additional lands, near the Grand Canyon National Park. These efforts have included proposed legislation which was introduced in Congress and lobbying of the President of the United States to create a National Monument utilizing his executive powers under the Antiquities Act of 1906. However, in December 2016, President Obama decided not to grant monument status to the 1.7 million acres proposed for inclusion.
In addition, President Obama designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of the County road which the Company relies on for access to its Daneros Project as well as abutted a portion of the property boundary of the White Mesa Mill and encompassed two water sampling sites the Company monitors for the Mill. In December, 2017, President Trump issued a Proclamation that amended President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation has been challenged in Federal Court. The closest boundaries of the reduced monument to any of the Company’s operations are respectively approximately 6 miles from the White Mesa Mill and approximately 15 miles from the Daneros Project. It is possible that the Daneros Project and/or the White Mesa Mill could become subject to additional requirements, restrictions and costs if the original designation is upheld in Court.
Employees
As of the date of this Annual Report, the Company and its subsidiaries have approximately 117 full-time employees. We operate in established mining areas where we have found sufficient available personnel for our business plans.
Available Information
Detailed information about us is or will be contained in our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. Prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. These reports, filed after January 1, 2016, are now available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
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
We are subject to the risks normally encountered by Companies in the mineral extraction industry.
We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:

•	the discovery of unusual, or unexpected geological formations;

•	accidental fires, floods, earthquakes, volcanic eruptions, and other natural disasters;

•	unplanned power outages and water shortages;

•	controlling water and other similar mining hazards;

•	operating labor disruptions and labor disputes;

•	the ability to obtain suitable or adequate machinery, equipment, or labor;

•	our liability for potential pollution or other hazards; and

•	other known and unknown risks involved in the conduct of exploration, development, and operation of mines, extraction and recovery facilities, and mills, along with the market for uranium.
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
Our results of operations are significantly affected by the market price of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations.
Our earnings and operating cash flow are and will be particularly sensitive to the long and short term changes in the market price of uranium, vanadium and copper. Among other factors, these prices also affect the value of our resources, reserves, and inventories, as well as the market price of our Common Shares.
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
With respect to copper, such factors include, among others: emerging market demand and urbanization in countries such as China, with associated increases in construction activity; the strength of the homebuilding industry, generally; the use of substitutes, such as aluminum for power cables, electrical equipment, automobile radiators and cooling tubes; supply disruptions, such as labor disputes at major producing mines or natural disasters; and oil prices, which can impact the cost of energy required to recover copper.
Other factors relating to the price of uranium, vanadium and copper include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the US dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium and copper by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction or recovery at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium and copper prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.
The recent fluctuations in the price of many commodities is an example of a situation over which we have no control and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from our properties will be such that any deposits can be operated at a profit.
Our profitability is directly related to the market price of uranium, vanadium and copper recovered. We may from time to time undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium or copper at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Our properties do not contain mineral reserves under SEC Industry Guide 7, and many of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.
Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates,” above. At current uranium and vanadium prices, many of our properties, projects, and facilities are not economic for uranium, and for some properties uranium and/or vanadium, extraction, recovery, or processing. At our Canyon Project, we are currently evaluating the possibility of recovering copper as a by-product along with uranium and the impact of any recovered copper on the economics of that project at current uranium prices. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. Similarly, there can be no assurance that the value of any copper recovered as a by-product at the Canyon Project will be sufficient to advance that project without increases in the price of uranium and/or copper. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period and that the Company will be able to demonstrate a significant copper credit at the Canyon Project, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we may sell, drop, or reclaim depending on current market conditions.
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
At current uranium and vanadium prices, all of our permitted conventional properties are on standby and our other conventional properties are either in the evaluation and permitting phase or inactive. Further, at these commodity prices, no third party conventional properties are operating to provide mill feed. In times of depressed commodity prices, when conventional mine production is on standby, the Mill has relied primarily on processing alternate feed materials. The Mill continuously seeks to identify and secure additional alternate feed materials and other sources of mill feed, such as materials from the clean-up of abandoned uranium mine sites. However, there can be no assurance that sufficient conventional ores, alternate feed materials and/or other sources of mill feed will be available in the future that would allow us to operate the White Mesa Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

We have entered into term sales contracts for a portion of our recovered uranium, and there can be no guarantee that we will be able to extend the terms of those contracts or enter into new term sales contracts in the future on suitable terms and conditions.
The Company has entered into term sales contracts for a portion of our recovered uranium, which have historically resulted in uranium sales at prices in excess of spot prices. Those contracts have fixed delivery terms, and all of the Company’s existing long-term sales contracts will expire following the Company’s April 1, 2018 deliveries. As a result, all uranium sales after April 1, 2018 will be required to be made at spot prices and will be unhedged, unless the Company enters into new long-term contracts at satisfactory prices in the future. There can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of a sufficient amount of uranium at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms, would be expected to adversely impact our operations and mining activity decisions, and resulting cash flows and income.
We are subject to global economic risks.
In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the past several years, the global economy faced a number of challenges. During the global financial crisis of 2007-8 economic problems in the United States and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the United States, the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. These types of challenges can impact commodity prices, including uranium, vanadium and copper, as well as currencies and global debt and stock markets.
These types of challenges may impact our ability to obtain equity, debt, or other financing on terms commercially reasonable to us, or at all. Additionally, these types of factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these types of challenges occur, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted and the trading price of our securities could be adversely affected.
The price of our Common Shares is subject to volatility.
Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium, vanadium and copper prices, changes in industry forecasts of uranium, vanadium and copper prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports. Other factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of our securities; the size of our public float and the exclusion from market indices may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. Our exclusion from certain market indices may reduce market liquidity or the price of our securities. If an active market for our securities does not continue, the liquidity of an investor's investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities, and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.
Exploration, development, extraction, mining, recovery and milling of minerals, and the transportation and handling of the products recovered, are subject to extensive federal, state and local laws and regulations.
These regulations govern, among other things; acquisition of the property or mineral interests; maintenance of claims; tenure; expropriation; prospecting; exploration; development; construction; extraction and mining; recovery, processing, milling and production; price controls; exports; imports; taxes and royalties; labor standards; occupational health; waste disposal; toxic substances; water use; land use; Native American consultations and accommodations; environmental protection and remediation; endangered and protected species; mine, mill and other facility decommissioning and reclamation; mine safety; transportation safety and emergency response; and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating and closing of our mines, mills, plants and other extraction, recovery and processing facilities. It is possible that, in the future, the costs, delays and other effects associated with such laws and regulations may impact our decision as to whether to operate existing mines or facilities, or, with respect to exploration, development or construction properties, whether to proceed with exploration, development or construction, or that such laws and regulations may result in our incurring significant costs to remediate or decommission properties that do not comply with applicable environmental standards at such time. We expend significant financial and managerial resources to comply with such laws and regulations. We anticipate continuing to do so as the historic trend toward stricter government regulation may continue. There can be no assurance that future changes in applicable laws and regulations will not adversely affect our activities, operations or financial condition. New laws and regulations, amendments to existing laws and regulations or more stringent implementation of existing laws and regulations, including through stricter license and permit conditions, could have a material adverse impact on us, increase costs, cause a reduction in levels of, or suspension of, extraction or recovery and/or delay or prevent the construction or development of new mineral extraction properties.
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
Unfavorable media coverage of mining or nuclear energy could negatively affect our business.
The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, some of which can be inaccurate, un-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact the public’s perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.

The uranium industry is highly competitive.
The international uranium industry, including the supply of uranium concentrates, is competitive. We market uranium in direct competition with supplies available from a relatively small number of uranium mining companies, from nationalized uranium companies, from uranium produced as a byproduct of other mining operations, from excess inventories, including inventories made available from decommissioning of nuclear weapons, from reprocessed uranium and plutonium, from used reactor fuel, and from the use of excess Russian enrichment capacity to re-enrich depleted uranium tails. A large quantity of current World production is foreign state subsidized and is inelastic, in that uranium market prices have little effect on the quantity supplied. In the case of foreign state subsidized production, uranium production is not subject to market factors and can be sold at prices that are less than the cost of production. The supply of uranium from Russia is, to some extent, impeded by a number of international trade agreements and policies. These agreements and any similar future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available in the United States and Europe.
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
Participation in Industry Trade Petition could have negative repercussions.
The Company has participated in the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security. The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. Although the Company believes the proposed remedies will strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers, there is a potential for negative responses or repercussions to the proposed remedies from various special interest groups, consumers of uranium and participants in other phases of the nuclear fuel cycle, which could have a negative impact on the Company and its operations. In addition, the costs of pursuing the Petition and such remedies could be significant. It should also be noted that there can be no certainty of the outcome of the investigation or the recommendation of the Secretary, and therefore the outcome of this process is uncertain.
We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements and may adversely affect our assets, results of operations, and future prospects.
We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. We may also from time to time acquire properties whereby certain payment obligations owed to the seller are paid by us over time, with the seller’s sole remedy for non-payment by us being reacquisition of the property. Events may occur in the future, including events out of our control that would cause us to fail to satisfy our obligations under our existing convertible Debentures, indebtedness owed to the State of Wyoming in connection with the Nichols Ranch Project described below, and/or other debt or financing instruments. In such circumstances, or if we were to default on our obligations under the debt or financing instruments, the amounts drawn under our agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.
On November 26, 2013, our subsidiary, Uranerz entered into a Financing Agreement (the “Financing Agreement”) with Johnson County, Wyoming (the “County”) pursuant to which the County agreed to loan to Uranerz (the “Loan”) the proceeds from the sale of its $20,000,000 Taxable Industrial Development Revenue Bond, Series 2013, (the “Bond”) upon the terms and conditions set out in the Financing Agreement, for the purpose of financing the Nichols Ranch project. On November 26, 2013, in connection with the Financing Agreement and the Loan, Uranerz as mortgagor entered into a Mortgage & Security Agreement, pursuant to which Uranerz granted to the Trustee its rights and interests in the as-extracted collateral, contract rights relating directly or indirectly to the Lands (as identified in Exhibit A to the Mortgage & Security Agreement), general intangibles relating directly or indirectly to the Lands, fixtures or hereinafter located on the Lands or the Nichols Ranch ISR Plant, goods (including all inventory) and equipment, including without limitations the mineralized material and all personal property identified as owned by Uranerz in the Mortgage & Security Agreement to secure Uranerz’ obligations under the Financing Agreement, the Bond Purchase Agreement and the Note. The Mortgage & Security Agreement contains restrictive covenants, including, without limitation, that obligate Uranerz not to: (i) sell, convey, mortgage, pledge or otherwise dispose of or encumber the Encumbered Property (as set forth in the Mortgage and Security Agreement) without first securing the written consent of the mortgagee; (ii) cancel or terminate any Post Production Contracts (as set forth in the Mortgage and Security Agreement) or consent to or accept any cancellation or termination thereof; (iii) amend or otherwise modify any Post Production Contracts or give any consent, waiver or approval thereunder; (iv) waive any default under or breach of any Post Production Contracts; or (v) take any other action in connection with the Post Production Contract which would impair the value of the interest or rights of Uranerz thereunder or which would impair the interests or rights of the mortgagee. The current principal amount outstanding on the loan is $10.02 million.
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
Further, although most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all of this bonded amount, to the extent the bonded amounts are not fully collateralized, we will be required to provide additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.
Our Convertible Debentures will mature in 2020 and will be retired through either cash payment or the issuance of Common Shares.
On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of convertible debentures, with Cdn.$20,870,000 currently remaining, which were amended on August 4, 2016 (the “Debentures”). The Debentures will mature on December 31, 2020 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$4.15 per share at any time prior to redemption or maturity. The Debentures may be retired at maturity either through the payment of cash or the issuance of Common Shares based on then prevailing market prices, at the Company’s option. This will either result in the allocation of cash to the retirement of the Debentures, which could be used for other purposes, or the issuance of Common Shares, which would result in dilution to shareholders.
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

For so long as we continue to qualify as an emerging growth company, we will be exempt from the requirement to include an auditor attestation report relating to internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in our annual reports filed under the Exchange Act, even if we do not qualify as a “smaller reporting company,” as well as certain other exemptions from various reporting requirements that are applicable to other public companies.

The issuance of additional Common Shares may impact the trading price of our common shares.
In times of depressed commodity prices, such as exist at this time, the Company may be required to raise additional capital to meet its liquidity requirements, through the issuance of additional common shares under our At the Market (“ATM”) program or otherwise, and/or dispose of assets. If we raise additional funding by issuing additional equity securities or securities convertible, exercisable, or exchangeable for equity securities, such financing may substantially dilute the interests of our shareholders and reduce the value of their investment. Similar dilution could result from the sale of assets to meet liquidity requirements.
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
There can be no assurance that as the Company mines its properties, or disposes of properties, the reduction of existing mineral resources through depletion or sales, will be replaced with new resources of comparable value.
There is uncertainty in the estimation of mineral reserves and mineral resources.
Our properties do not contain any mineral reserves under Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates,” above.
Mineral reserves and resources are statistical estimates of mineral content, based on limited information acquired through drilling and other sampling methods, and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our mineral reserves and resources are estimates, and no assurance can be given that the estimated reserves and resources are accurate or that the indicated level of uranium, vanadium or copper will be produced economically or otherwise. Such estimates are, in large part, based on interpretations of geological data obtained from drill holes and other sampling techniques. Actual mineralization or formations may be different from those predicted. Further, it may take many years from the initial phase of drilling before production is possible, and during that time the economic feasibility of exploiting a discovery may change.
Mineral reserve and resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such mineral resource and reserve estimates may require revision as more drilling information becomes available or as actual extraction, production or recovery experience is gained. It should not be assumed that all or any part of our mineral resources constitutes, or will be converted into, reserves. Market price fluctuations of uranium, vanadium or copper as applicable, as well as increased production and capital costs or reduced recovery rates, may render our proven and probable reserves unprofitable to develop at a particular site or sites for periods of time or may render mineral reserves containing relatively lower grade mineralization uneconomic.
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
On December 31, 2014, the EPA issued a proposed rule that would amend 10 CFR §192, “Health and Environmental Protection Standards for Uranium and Thorium Mill Tailings”, to add standards and regulation for ISR facilities such as the Nichols Ranch Project and the Alta Mesa Project. That proposed rule was withdrawn on January 3, 2017 and a new proposed rule was introduced on January 19, 2017. EPA is currently considering whether to proceed with the proposed rule. If EPA decides to proceed, the effect of the new proposed rule could be significant if promulgated. Any changes to rules or regulations that could significantly adversely impact any of our material projects could have a material adverse impact on the Company.
In addition, former President Obama designated the Bears Ears National Monument by executive order in December of 2016, which comprises 1.35 million acres of land in San Juan County, Utah. As originally mapped, the monument boundary was on the western property line of the White Mesa Mill, and the western monument boundary was very close to the permit boundary of the Daneros Mine, which could impact access to the mine. A National Monument created on land where our projects are sited, or near the Company’s projects, along with any resulting changes to rules or regulations, could significantly adversely impact any of our material projects and could have a material adverse impact on the Company.
The current Trump administration modified the designation of the Bears Ears National Monument on December 4, 2017 through Presidential Proclamation, which took effect on February 2, 2018. The revised boundaries have been moved well away from the White Mesa Mill property boundary as well as the Daneros Mine permit boundary. This revision of the monument boundaries is currently under legal challenge, but the Company does not expect that action to interfere with operations or activity.
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
The causes of potential future litigation and legal proceedings cannot be known and may arise from, among other things, business activities, environmental laws, permitting and licensing activities, volatility in stock prices, or alleged failure to comply with disclosure obligations. The results of litigation and proceedings cannot be predicted with certainty, and may include injunctions pending the outcome of such litigation and proceedings. Failure to resolve any such disputes favorably may have a material adverse impact on our financial performance, cash flow and results of operations.
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
We are currently in the process of negotiating and clarifying access rights to certain of our properties, such as the Roca Honda Project and the Wate Project, with private landholders. There can be no guarantee that we will be able to negotiate or clarify such access rights on favorable terms, or at all. The failure to negotiate or clarify such access rights on suitable terms could have a material adverse effect on our operations.
We are subject to foreign currency risks.
Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses and our Debentures are measured in Canadian dollars. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, the recent strengthening of the U.S. dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries. Current and future strengthening of the U.S. dollar in relation to the currencies of other countries can have a material impact on our cash flows and profitability, and affect the value of our assets and shareholders’ equity.
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
In addition, the Company is evaluating recovering copper at the White Mesa Mill as a by-product with uranium from its Canyon Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a by-product on an economic basis.
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
Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates,” above.
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
Our success will largely depend on the efforts and abilities of certain senior officers and key employees, some of whom are approaching retirement. Certain of these individuals have significant experience in the uranium industry. The number of individuals with significant experience in this industry is small. While we do not foresee any reason why such officers and key employees will not remain with us, other than through retirement, if for any reason they do not, we could be adversely affected. We have not purchased key person life insurance for any of these individuals, other than for our Chief Executive Officer.
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
U.S. investors may have difficulty bringing actions and enforcing judgments under U.S. securities laws against an Ontario corporation.
Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. Domestic Issuer for SEC purposes, and all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario, and as a result, investors in the United States or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report on Form 10-K based on civil liabilities provisions of the federal securities laws or other laws of the United States or any state thereof or the equivalent laws of other jurisdictions of residence.
Any attempt by U.S. President Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. Domestic Issuer for SEC purposes, and all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario. During the election campaign, then President-elect Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what President Trump will or will not do with respect to these international trade agreements. If President Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.

The impact of the new tax legislation on our financial statements is uncertain and could be adverse.

On December 22, 2017, U.S. tax legislation commonly known as the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law.

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

Material Property
WYOMING
UTAH
COLORADO
TEXAS
NEW MEXICO
ARIZONA
Nichols Ranch
Sheep Mountain
La Sal
Henry Mountains Complex
White Mesa Mill
Daneros
Canyon
Roca Honda
Alta Mesa
84
25
90
29
80
76
70
15
40
44
10
20
35
N
0 50 100 200 300
Miles
Copyright:© 2014 Esri

Overview

Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States.

ISR Uranium Activities

The Company conducts its ISR recovery activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz, and its Alta Mesa Project in south Texas, which it acquired in June 2016 through the acquisition of EFR Alta Mesa.

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfields; (iii) the Jane Dough Property, and; (iv) the Hank Project, which includes the permitted but not constructed Hank Satellite Plant and the Hank Property. See “The Nichols Ranch ISR Project” below. Also through the acquisition of Uranerz, the Company acquired the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties – Other ISR Projects,” below.

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

Conventional Uranium Activities

The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium mill in the United States. The White Mesa Mill, located near Blanding, Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation, which is permitted, and the proposed Sheep Mountain Processing Operation, which is not permitted at this time.

The Company’s principal conventional properties include the following:

•	the White Mesa Mill. See “The White Mesa Mill” below;

•	the Canyon Mine. See “The Canyon Mine” below;

•	the Roca Honda Project. See “The Roca Honda Project” below;

•	the Sheep Mountain Project. See “The Sheep Mountain Project” below;

•	the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex” below;

•	the La Sal Project. See “The La Sal Project” below;

•	the Daneros Project. See “The Daneros Project” below;

•
the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” below; and

•
The Colorado Plateau uranium properties located in the Four Corners region of Colorado and Utah, including: the Whirlwind Project and the Sage Plain Project. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” below.

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Uranium and Vanadium Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from January 1, 2013 to December 31, 2017:(1)

Recovery History (1)

Project or Source	2017	2016	2015	2014	2013
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	18.86%	27.98%	9.21%	16.94%	5.03%
Recovered Pounds U3O8 (000)	1,004(3)	172(3)(4)	229(3)	391(3)	351(3)
Tailing Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	308	77	67	---	---
Conventional Feed Materials
Tons (000)	---	45	---	49	126
Contained Grade % U3O8	---	0.50%	---	0.56%	0.26%
Recovered Pounds U3O8 (000)	---	431	---	552	655
Nichols Ranch(6)
Recovered Pounds U3O8 (000)	259	335	273	200	---
Alta Mesa
Recovered Pounds (000)	---	---	---	3(7)	139(7)
Total Pounds of U3O8 Recovered (000)	1,571	1,015	569	1,146	1,145
Total Pounds of V2O5 Recovered (000)	---	---	---	---	1,303
Notes:
(1)    Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)    All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2013 – 2017. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3)    The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; the 172,000 pounds recovered in 2016 include nil pounds recovered for the accounts of third parties; the 229,000 pounds recovered in 2015 include 72,000 pounds recovered for the accounts of third parties; the 391,000 pounds recovered in 2014 include 85,000 pounds recovered for the accounts of third parties; and the 351,000 pounds recovered in 2013 include nil pounds recovered for the accounts of third parties.
(4)    Material recovered originated from several different sources that were fed to process at various times in 2015 and 2016. Therefore, the recovered amount is independent of the reported feed amount for any given period.
(5)    Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source.
(6)    Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to the Nichols Ranch Project. The data in the table include all uranium recovered from the Nichols Ranch Project, both before and after the Company acquired Uranerz and the Nichols Ranch Project. Of the total pounds recovered at the Nichols Ranch Project in 2015, approximately 172,000 pounds were recovered after June 18, 2015, and are for the account of the Company.
(7)    Figures prior to June 17, 2016 predate the Company's ownership of the Alta Mesa Project, and are therefore for the account of the previous owner.

Mineral Extraction

The following table shows the extraction history from 2013 to December 31, 2017 from the mineral properties currently owned by the Company. Much of the material was stockpiled at the White Mesa Mill for a year or more before being processed. Since mineralized material is processed on a continuing basis during a Mill run and remains in-circuit for a considerable time mixed with all other mill feed, it is not possible to tie uranium and vanadium recovery to each project on an annual basis. Therefore, pounds of extracted uranium and vanadium are not included in this table, except for the Nichols Ranch and Alta Mesa Projects where annual extraction can be tracked. The mineral extraction table below is based on estimates of mineralized material grade as material comes out of the mine whereas the recovery table above reflects actual head grades as material is fed to process at the Mill. Therefore, the grades in the two tables differ.

Project(1)	2017	2016	2015	2014	2013(1)
Arizona 1(2)
Tons (000)	---	---	---	4	16
% U3O8				0.56%	0.58%
Pinenut(3)
Tons (000)	---	---	30	43	8
% U3O8			0.54%	0.55%	0.53%
Nichols Ranch
Pounds (000)	259	335	273(4)	200	---
Alta Mesa
Pounds (000)	---	---	---	3(5)	139(5)
Notes:
(1)    All properties reported in this table were owned by the Company on December 31, 2017, and continue to be owned by the Company. Alta Mesa was acquired by the Company in June 2016 as part of the EFR Alta Mesa acquisition, and Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table. Production for the US Mining Division prior to June 29, 2012 predates the Company's ownership of the US Mining Division, and was therefore for the account of the previous owner.
(2)    The Arizona 1 Project was placed on Standby in February 2014.
(3)    The Pinenut Project was placed into reclamation in August 2015 due to depletion of the identified resources.
(4)    Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Of the total pounds recovered at the Nichols Ranch Project in 2015, approximately 172,000 pounds were recovered after June 18, 2015, and are for the account of the Company.
(5)    Production prior to June 17, 2016 predates the Company's ownership of the Alta Mesa Project, and is therefore for the account of the previous owner.

Summary of Mineral Reserves and Resources

John H. White, Colorado PE # 0047237, the Company’s VP of Technical Services, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.

The following tables show the Company's estimate of Mineral Reserves and Mineral Resources as of December 31, 2017. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. Energy Fuels reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of, or committed to be sold or otherwise disposed of, during 2017 or 2018 are not included in the table. Such properties include Reno Creek and Torbyn, which are not included in the table. Except as stated below, the Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peters Geosciences, BRS Inc., SRK Consulting (U.S.) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects” below. The table below also reflects the Company’s adjustments to the resources as of December 31, 2017 at the properties where exploration and well installation drilling and/or extraction were in progress in 2017; notably at the Nichols Ranch Project. The Pinenut Project has been removed from the table since extraction of all known resources was completed during 2015. An updated Technical Report for The Daneros Project was filed on March 9, 2018. The updated Mineral Resource for Daneros is given in the Mineral Resource table below.

Mineral Reserve Estimates - Uranium(1)(2)(3)(4)

	Proven Mineral Resources			Probable Mineral Reserves
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Sheep Mountain - Congo Pit	---	---	---	3,955	0.115%	9,117
Sheep Mountain - Underground	---	---	---	3,498	0.132%	9,248
Total Mineral Reserves	---	---	---	7,453	0.123%	18,365
Notes:
(1)    The Mineral Reserve estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7.
(2)    Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8) for the Congo Pit and 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(3)    Mineral Reserves are estimated using a long-term uranium price of US$65 per pound U3O8.
(4)    Numbers may not add due to rounding.

Mineral Resource Estimates – Uranium(1)(2)(3)(4)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

ISR Properties
Nichols Ranch(5)	357	0.140%	1,000	2,471	0.111%	5,500	561	0.099%	1,112
Alta Mesa(6)	123	0.151%	371	1,512	0.107%	3,246	6,964	0.120%	16,794
Reno Creek	2,281	0.061%	2,782	1,550	0.049%	1,511	190	0.037%	142
Other Power River Basin Properties(7)	310	0.062%	387	1,198	0.130%	3,115	2,823	0.106%	6,008
ISR Subtotal			4,540			13,372			24,056
Conventional Properties
Canyon	6	0.43%	56	132	0.90%	2,378	18	0.38%	134
Roca Honda(8)	208	0.48%	1,984	1,303	0.48%	12,580	1,198	0.47	11,206
Sheep Mountain(9)	---	---	---	12,895	0.12%	30,285	---	---	---
Henry Mountains(10)	---	---	---	2,410	0.27%	12,800	1,610	0.25%	8,080
La Sal(11)	1,009	0.18%	3,732	132	0.14%	367	185	0.10%	362
Daneros	---	---	---	20	0.36%	142	7	0.37%	52
Other Properties(12)	240	0.16%	772	201	0.28%	1,122	742	0.35%	5,248
Conventional Subtotal			6,544			59,674			25,082
Total Mineral Resources (eU3O8)			11,084			73,047			49,138

Notes:
(1)    The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources were estimated at various %eU3O8 or G.T. cut-off grades. Details regarding cut-off grade calculations for each project are given in the project’s respective section below.
(3)    Mineral Resources were estimated at various long-term uranium prices. The specific long-term uranium price for each project is given in the project’s respective section below.
(4)    Numbers may not add due to rounding.
(5)    The numbers shown represent Energy Fuels share of the Nichols Ranch Project, which is less than 100% due to a portion that is held by Akose Mining Venture. The total Nichols Ranch Project Mineral Resources (100%) are shown in the Nichols Ranch section of this report, and include 1.0 million, 6.2 million, and 1.2 million pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively. The Nichols Ranch Project is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest. The Mineral Resources shown in the table differ from those in the 2015 Nichols Ranch Technical Report due to adjustments made by the Company by subtracting recovered material (857,041 pounds) and adding additional resources discovered by drilling during well field installation (162,500 pounds).
(6)    Includes Alta Mesa and Mesteña Grande.
(7)    The other Powder River Basin ISR properties include: the North Rolling Pin Property, the West North Butte Property, the East North Butte property, the Willow Creek property, and the East Buck, Little Butte, Sand Rock and South Doughstick properties in the Arkose Joint Venture. The Mineral Resources for the Arkose properties are included in the table as 81% of the total, which is Energy Fuels share.
(8)    The numbers do not include the historical resource estimate for the Adjacent Roca Honda Properties. See “The Roca Honda Project,” below.
(9)    The Sheep Mountain Indicated Mineral Resource includes Probable Mineral Reserves calculated in accordance with NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%. Such mineral resources do not constitute reserves under SEC Industry Guide 7.
(10)    The Henry Mountains Complex includes the Tony M, Southwest, Indian Bench and Copper Bench properties.
(11)    The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(12)    This includes all conventional Non-Material properties, including: Wate, EZ Project, Whirlwind, and the retained portion of Sage Plain.

Mineral Resource Estimate – Vanadium(1)(2)(3)(4)(5)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)

Las Sal(6)	1,009	0.97%	19,596	132	0.73%	1,930	185	0.51%	1,902
Other Properties(7)	240	1.32%	6,350	201	0.94%	3,797	447	0.74%	6,660
Total Mineral Resources (V2O5)			25,946			5,727			8,562
Notes:
(1)    The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources were estimated at various %U3O8 or G.T. cut-off grades. Details regarding cut-off grade calculations for each project are given in the project’s respective section below.
(3)    Mineral Resources were estimated at various long-term uranium prices. The specific long-term uranium price for each project is given in the project’s respective section below.
(4)    Various vanadium to uranium ratios were used to calculate the vanadium grades and pounds given in the table. The specific ratio used for each project is given in the project’s respective section below.
(5)    Numbers may not add due to rounding.
(6)    The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(7)    Other Properties includes Whirlwind and the retained portion of Sage Plain.

Mineral Resource Estimate – Copper(1)(2)(3)(4)(5)(6)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)

Canyon	6	9.29%	1,203	94	5.70%	10,736	5	5.90%	570
Total Mineral Resources (Cu)			1,203			10,736			570
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    For the Main and Main-Lower zones of the Canyon Mine, a 0.36% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. In all other zones only uranium was reported and a 0.29% U3O8 cut-off grade was applied. (The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. For details see the Canyon Technical Report).
(3)    Mineral Resources are estimated using a long-term uranium price of US$60 per pound and a Copper price of US$3.50 per lb.
(4)    A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting.
(5)    Numbers may not add due to rounding.
(6)    For Canyon, Mineral Resource tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower Zones.

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Nichols
Ranch
Hank
Jane
Dough
Newcastle
SOUTH DAKOTA
WYOMING
25
18
Mills
North Platte River
25
Douglas
18
Casper
Copyright:© 2014 Esri

Unless stated otherwise, the following description of the Nichols Ranch Project is derived from a technical report titled “Nichols Ranch Uranium Project, 43-101 Technical Report, Preliminary Economic Assessment” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Inc. and Paul Goranson, P.E. of the Company, in accordance with NI 43-101 (the “Nichols Ranch Technical Report”). The Nichols Ranch Technical Report includes an updated NI 43-101 mineral resource estimate and the results of a Preliminary Economic Assessment (“PEA”) for the uranium resources identified to date at the Nichols Ranch Project. Each of the authors is a “qualified person” within the meaning of NI 43-101, and Mr. Beahm is “independent” of the Company within the meaning of NI 43-101. Because the independent author of the Nichols Ranch Technical Report assumed overall responsibility for all items of the technical report, the report is therefore an independent technical report under NI 43-101. The Nichols Ranch Technical Report is available on SEDAR at www.sedar.com. The Nichols Ranch Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing uranium recovery activities.

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
0 ½ 1 2
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

The original plan for the Nichols Ranch Project included the construction of an ISR processing facility and a second uranium recovery and extraction facility at the Hank Project. Our current extraction plan for the Nichols Ranch Project is now divided into three separate areas, being (i) the Nichols Ranch Wellfield, (ii) the Jane Dough Property, and (iii) the Hank Property. The Nichols Ranch Wellfield is, and the Jane Dough Property is expected to be, directly connected to the Nichols Ranch Plant via pipeline. The Hank Project is expected to consist of a uranium extraction and recovery facility that will create a loaded resin that will be trucked to the Nichols Ranch Plant for elution. The Nichols Ranch Wellfield consists of our two initial production areas, being Production Area #1 and Production Area #2. The Nichols Ranch Wellfield also includes the two deep disposal wells that are permitted and constructed for the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield to the south and contains certain properties that are 100% owned by Energy Fuels and other properties that are held in the Arkose Mining Venture, in which we own an 81% interest. The Jane Dough Property contains two fully licensed and permitted extraction areas. The Hank Project is 100% owned by Energy Fuels and is located approximately six miles east of the Nichols Ranch Wellfield. The Hank Satellite Plant is fully licensed and permitted to be constructed and operate as a satellite to the Nichols Ranch Plant, and the Hank Property contains two targeted extraction areas.

Construction of the Nichols Ranch Plant was substantially completed in 2013, and extraction commenced in the second quarter of 2014 after final NRC inspections were completed. The Jane Dough Property described above has two fully licensed and permitted extraction areas. The Company completed construction of an elution and precipitation circuit at the Nichols Ranch Plant in early-February 2016. Yellowcake slurry is now transported from the Nichols Ranch Plant to the White Mesa Mill for drying and packaging. However, the

Nichols Ranch Plant is currently licensed to allow for the construction and operation of a drying and packaging circuit should conditions warrant.

The Nichols Ranch Project does not have known reserves under SEC Industry Guide 7, and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2017, a total of approximately 259,000 pounds of U3O8 were recovered from the Nichols Ranch Project and nil pounds of mineralized material were added through drilling.

Accessibility, Local Resources, Physiography and Infrastructure

The Nichols Ranch Project site is located approximately 50 road miles southwest of Gillette, Wyoming and 76 road miles northeast of Casper, Wyoming in portions of Campbell and Johnson Counties, Wyoming in the Townships 41 to 45 North and Ranges 73 to 77 West. It is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel-surface county and private roads. Casper is on Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah. The Nichols Ranch Project is accessible via two-wheel drive vehicle on existing county and/or private gravel and dirt roads.
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

The area in which the Powder River Basin properties is located is a low lying plain, and elevations range from approximately 4,390 feet (1,440 meters) in the northwest to approximately 5,450 feet (1,790 meters) in the southeast. Historically and currently, the land is used for livestock and wildlife grazing. Vegetation is characteristically sagebrush grassland with some pines on elevated terrain and some deciduous trees within drainages.

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

Infrastructure at the site of the Nichols Ranch Project is dominantly related to local oil, gas, and coal bed methane exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Nichols Ranch Project to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Power transmission lines are located on or near parts of the property. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations, and water for ISR operations comes from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) that is required to support an ISR mining operation is located within reasonable proximity to the Nichols Ranch Project.

Ownership

Our property interests vary widely, and include unpatented mining claims, private and state leasehold interests and surface use rights. Some agreements renew annually, some renew automatically when mineral extraction has commenced, and some are agreements for fixed terms. For the property agreements that expire in 2018, the Company may negotiate new agreements for only those acres that are within permit boundaries or critical project areas. Leases outside of such desired project areas may be allowed to expire, although the Company may seek to negotiate new agreements for those dropped properties in the future should market conditions warrant. We do not expect that the expiry of any property interests in 2018 and beyond, nor the forfeiture of any unpatented mining claims in 2018, will have a material effect on our ability to continue exploration and extraction activities on our properties.

Our unpatented lode mining claims are located on minerals owned by the federal government and open to location, with the surface being owned by either the federal government or private individuals. In addition, the unpatented lode mining claims are recorded in the appropriate county and filed with the state office of the BLM. The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode mining claims have annual filing requirements ($155 per claim) with the BLM, to be paid on or before September 1 of each year. Most of the above-mentioned unpatented lode mining claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

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

Nichols Ranch Plant – 100% Energy Fuels
The Nichols Ranch Plant is located on the Nichols Ranch Project property pursuant to the surface use agreements described below.

Nichols Ranch Wellfield – 100% Energy Fuels
The Nichols Ranch Project, which includes the Nichols Ranch Plant and the Nichols Ranch Wellfield mining permit area, consists of 36 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement encompassing approximately 920 acres. The Nichols Ranch Wellfield permit boundary encompasses approximately 1,120 acres. There is an overriding royalty interest in favor of Excalibur Industries on all federal unpatented lode mining claims that were acquired from Excalibur Industries, defined as a gross royalty of six percent when the spot price of uranium is less than $45.00 per pound and of eight percent if the uranium spot price is $45.00 per pound or higher. In addition, there is a portion of the Nichols Ranch Wellfield that includes private (fee) mineral that is subject to the above Excalibur Industries royalty, plus an additional royalty payable to the fee mineral owner under the fee leases. Cumulatively, the combined royalties range from 12 percent to 16 percent, depending upon the price of uranium). The Company has entered into an agreement to acquire these Excalibur Industries royalties, which it intends to cancel upon acquisition. See General Development of the Business: 2017 Corporate Developments. The primary term of the leases would have expired in 2017; however, they are held by production (as defined in the leases). The primary term of the surface use agreement would have expired in 2016, however the term has been held by production.

Hank Property – 100% Energy Fuels
At the Hank Project, for which the Company has received a license to construct and operate a satellite plant to the Nichols Ranch Plant (known as the Hank Satellite Plant), we have 66 unpatented lode mining claims, two fee surface and mineral leases, which are not significant, and one surface use agreement encompassing approximately 1,393 acres. The Hank Project permit boundary encompasses approximately 2,250 acres. Of the 66 unpatented lode mining claims comprising the Hank Project, 56 of the claims have a royalty interest burden, payable to Excalibur Industries, of 6 or 8 percent depending on the price of uranium. This royalty interest is based on uranium produced from these claims. As mentioned above, the Company has entered into an agreement to acquire these Excalibur Industries royalties, which it intends to cancel upon acquisition. See General Development of the Business: 2017 Corporate Developments. The primary term of the leases would have expired in 2016, however they have been held beyond the primary term by production (as defined in the leases). In 2017, the Company renewed all of these leases through 2026.

Jane Dough Property (Jane Dough/Doughstick – 100% Energy Fuels; North Jane and S. Doughstick – 100% Arkose Mining Venture, held 81% by Energy Fuels)
In 2017, the Company received its license amendment from the NRC, which includes the Jane Dough Property in the Nichols Ranch Project permit area, and combines the Jane Dough/Doughstick, North Jane and S. Doughstick properties consisting of 115 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Our operating interest in the Jane Dough Property includes Energy Fuels’ 100% owned property and 81% from the two properties held by the Arkose Mining Venture. The Jane Dough Property permit amendment encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are five year paid up leases. The mineral leases have primary terms of ten years and can be held by ongoing uranium extraction (as defined in the leases). Some of the leases expire in 2018, and 2019. The fee surface is covered by three separate surface use agreements, which include damage payments paid on an annual basis. The mining leases have a variety of royalty payments based on a fixed rate, a two tier system, or a sliding scale system.

One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have a two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75 per pound, and 8% for a U3O8 price equal to or greater than $75 per pound. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four leases have a sliding scale royalty that runs from a low of 4.0% at a U3O8 price of $40 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four of the leases have a sliding scale royalty that runs from a low of 4.5% at a U3O8 price of $49.99 up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. There is an overriding royalty interest held by Excalibur Industries that covers some of the unpatented claims located in Sections 20, 21, 28 and 29, Township 43 North, Range 76 West, which is a two-tiered royalty based on quarterly production of U3O8 and adjusted annually by the actual amount of U3O8 sold during the previous year. The Excalibur royalty amounts are based on the average quarterly spot price for U3O8, and they are 6% for a U3O8 price equal to or less than $45 per pound and 8% for a U3O8 price greater than $45 per pound. As mentioned above, the Company has entered into an agreement to acquire these Excalibur Industries royalties, which it intends to cancel upon acquisition. See General Development of the Business: 2017 Corporate Developments. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Two of the surface use agreements have a two tiered royalty based on the sales price of the U3O8 received by Uranerz, and they are 1% for a sales price of less than $50 per pound; and 2% for a sales price of equal to or greater than $50 per pound.

Uranium Severance Tax
We are required to pay a standard uranium industry severance tax of approximately 4% of sales and an ad valorem tax (annual property tax based on assessed values) to the State of Wyoming, in addition to various maintenance, land impact and access fees and other consideration to surface owners.

Permitting and Licensing

Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”). In July 2011, Uranerz received a Source Material License from the NRC for the Nichols Ranch Plant and Nichols Ranch Wellfield, and construction of the Nichols Ranch Plant immediately began.

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
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WYPDES – Wyoming Pollutant Discharge Elimination System
SEO - State Engineer's Office

Under the licensed plan, the Nichols Ranch Plant has been built, and a satellite processing facility is licensed for the Hank Project. In 2017, the NRC approved a source material license amendment to add the Jane Dough Property to the existing license for the Nichols Ranch Project, and the Wyoming Department of Environmental Quality approved an amendment to our Permit to Mine to incorporate the Jane Dough Property. The Jane Dough Property is now fully licensed and permitted as part of the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield and is expected to share its infrastructure. We are now able to bring the Jane Dough Property into extraction operations before the Hank Project. Due to its close proximity, extracted solutions from the Jane Dough Property may be delivered directly to our Nichols Ranch Plant by pipeline, thus eliminating the need for a larger capital outlay to construct a satellite plant as is planned for the Hank Project. Our Jane Dough Property includes the Doughstick, South Doughstick and North Jane properties. Additional wellfields may be added to the extraction operations plan as we continue to assess geological data.

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

History

The Nichols Ranch Project is located within the Pumpkin Buttes Mining District, which was the first commercial uranium extraction district in Wyoming. Uranium was first discovered in the Pumpkin Buttes in 1951. Intermittent uranium extraction from about 55 small mines occurred through 1967 producing 36,737 tons of material containing 208,143 pounds of uranium. This early mining activity focused on shallow oxidized deposits exploited by small open pit mines. The material was generally transported to the Atomic Energy Commission (“AEC”) buying station in Edgemont, South Dakota. Modern mining in the district has focused on deeper reduced deposits, including facilities operated by Cameco Corporation and Uranium One Inc.

The properties included in the Nichols Ranch Project were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, Mountain West Mines Inc. (“MWM,” now known as Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (“CCI”) for further exploration and an option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the introduction of ISR mining technology reportedly ended much of CCI’s interest in the area. By the late 1980’s, CCI began selling select properties or allowing them to revert to the federal government.

Between 1968 and 1980, CCI drilled 117 holes and installed 3 water wells on the Nichols Ranch Project area. Texas Eastern Nuclear Inc. in 1985 completed limited drilling and exploration on the property (approximately 28 borings) and in early 1990s Kerr McGee Corporation and Rio Algom Mining Corporation also completed limited drilling in the area.

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

Mineral Resource Estimates

BRS prepared an updated NI 43-101 compliant Mineral Resource estimate for the Nichols Ranch Project in the Nichols Ranch Technical Report. The updated Mineral Resource estimate is effective as at January 1, 2015 and is summarized in the table below. Mineral Resources were estimated using the GT Contour method. The primary data used in evaluation are equivalent uranium values as quantified by downhole geophysical logging reported as %e U3O8. Radiometric equilibrium was evaluated and a disequilibrium factor ("DEF") of 1 was used. The minimum uranium grade included in the estimate was 0.02% eU3O8. A minimum grade of 0.02% U3O8 and GT (grade x thickness) of 0.20 were used in these resource calculations. Mineral resources are reported at a cutoff of 0.20 GT, which is the cutoff applied at the Nichols Ranch Project. The table below provides a summary of Mineral Resources by classification following CIM guidelines. There are no Mineral Reserves on the property at this time. BRS noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Nichols Ranch Remaining Mineral Resources – Uranium(1)(2)(3)(4)(5)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds (000)(6)

Nichols Ranch Measured Resources (M)	Nichols Ranch	357	0.140%	1,000	1,000
Nichols Ranch Indicated Resources (I)	Nichols Ranch	428	0.126%	1,079	1,079
	Hank	450	0.095%	855	855
	Jane Dough	1,892	0.112%	4,237	3,567
Nichols Ranch Total (M & I)		3,127	0.115%	7,171	6,501
Nichols Ranch Inferred Resources	Nichols Ranch	---	---	---	---
	Hank	423	0.095	803	803
	Jane Dough	170	0.112	381	309
Nichols Ranch Inferred Total		593	0.100%	1,184	1,112
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Remaining Mineral Resource includes reduction for production of 857,041 pounds from January 1, 2015 through January 1, 2018, and an increase of approximately 162,500 pounds due to additional drilling.
(3)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.20 G.T. (minimum 0.02% eU3O8).
(4)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound.
(5)    Numbers may not add due to rounding.
(6)    “Energy Fuels Pounds” represent 100% of Nichols Ranch and Hank, and 81% of the Company's share of the portion of Jane Dough held by the Arkose Mining Venture.

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

During 2008, no new exploration work was undertaken at the Nichols Ranch Wellfield.

During 2009, 51 delineation holes were drilled at the Nichols Ranch Wellfield, including the Doughstick and North Nichols Ranch properties. The purpose of this drilling was primarily to prepare for the installation of baseline monitor wells for the planned Nichols Ranch Plant. Additional drilling was carried out on the Doughstick properties.

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

The Uranerz 2013 and 2014 drilling programs at the Nichols Ranch Wellfield were restricted to adding extraction and monitor wells. No new exploration drilling was conducted.

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

Header House #9 was completed and turned on in March of 2017. No drilling or other development activities were performed in 2017 or to date in 2018.

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
HH-5
HH9
HH-6
HH 7
HH 8
Proposed HH10
Proposed HH11
Proposed HH12
Proposed HH13
18
17
16
20
21
Legend
OVER
PROD
UNDER
RING
Header Houses Locations
Office_Building
Central Process Plant
PA1 & PA2
County Line
Sections
NR Permit Boundary
(excluding Jane Dough)
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

The Nichols Ranch Plant was acquired by the Company on June 18, 2015, through the acquisition of Uranerz. As of December 31, 2017, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $29.21 million.

The Company’s Planned Work

Header House #9 was completed and uranium extraction began in March 2017. The addition of this header house brought another 123 extraction and injection wells online.

As a result of our recent NRC and WEQ license and permit amendment approvals, we are now able to expand extraction operations to the Jane Dough Property before expanding to the Hank Project.

The Hank Project, including the permitted but not constructed Hank Satellite Plant and planned Hank wellfield, is currently licensed as a satellite uranium extraction and recovery facility, with loaded resin from the satellite facility, when constructed, expected to be transported by truck to the Nichols Ranch Plant for elution. Construction activities at the Hank Project will not commence until market conditions warrant. In the future, we will consider whether to amend our current license for the Hank Project to include a pipeline to our Nichols Ranch Plant, which would replace or eliminate the currently permitted satellite ion exchange recovery facility. If market conditions warrant construction activities at the Hank Project, our extraction plan for the Hank Property will likewise target two planned extraction areas. Should market conditions warrant, the Jane Dough and Hank Properties would be expected to follow a similar construction, extraction, and restoration schedule as outlined above for the Nichols Ranch Wellfield extraction areas.

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

The Project consists of Uranium Mining Leases for uranium ISR mining (4,598 acres) and Mineral Options (195,501 acres) comprising some 200,100 total acres. The Project is defined as constituting two distinct project areas with sufficient drilling to define resources. These two areas are subdivided, as listed below and illustrated on the map on the following page:

•	The Alta Mesa project area, Brooks County, Texas, comprising 16,010 acres, including,

◦	The Alta Mesa mine area and central processing facility

◦	South Alta Mesa

◦	Indigo Snake

•	The Mesteña Grande project area, Jim Hogg County, Texas, comprising 47,088 acres, including,

◦	Mesteña Grande Goliad

◦	Mesteña Grande North

◦	Mesteña Grande Central

◦	Mesteña Grande Alta Vista

◦	El Sordo

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

The Project is located in the coastal plain of the Gulf of Mexico. Topography of the lower Gulf Coast is relatively flat, whereas the upper Gulf Coast, including most of the current and past mining operations of the South Texas Uranium Province, generally has low relief, rolling plains, except where it is locally dissected by rivers and streams. Elevations range from sea level to about 800 ft. in the southwest. Three major rivers from south to north are: the Nueces River, which flows into Corpus Christi Bay, and the San Antonio and Guadalupe Rivers, which flow into San Antonio Bay southeast of the city of Victoria.

The Project is accessible year round. The site is located approximately 11 miles west of the intersection of US Highway 281 (paved) and Ranch Road 755 (paved), 22 miles south of Falfurrias, Texas. Commercial airlines serve both San Antonio and Corpus Christi. Many of the local communities have small airfields and there are numerous private airfields in the region.

Overall the climate is warm and dry, with hot summers and relatively mild winters. However, the region is strongly influenced by its proximity to the Gulf of Mexico and, as a result, has a much more marine-type climate than the rest of Texas, which is more typically continental. Monthly mean temperatures in the region range from 55oF in January to 96oF in August. The area rarely experiences freezing conditions and, as a result, the majority of the processing facility and infrastructure is located outdoors. Wellfield piping and distribution lines do not require burial for frost protection. Annual precipitation ranges from 20 to 35 inches regionally. Primary risk for severe weather is related to heavy thunderstorms and potentially effects of hurricanes in the Gulf Coast.

Local infrastructure includes electricity service, which is adequate for mine and mineral processing activities. The Alta Mesa facility also has telephone and internet service in the form of a T-1 fiber optics line. The plant has an automated control and monitoring system, which allows remote monitoring of the facility, and includes fail safe systems, which can shut down portions of the system in the event of an upset condition. The facility is fully secured with on-site and remote monitoring. Water supply for the Project is from established and permitted local wells. Liquid waste from the processing facility is disposed of via deep well injection through two permitted Underground Injection Control (UIC) Class I disposal wells. Solid waste from the processing facilities is disposed of off-site at licensed disposal facilities. No tailings or other related waste disposal facilities are needed.

The Project is located on an operating cattle ranch. In addition, there is significant local oil and gas development and production. The Alta Mesa area was first developed as an oilfield in the 1930s with production ongoing, primarily for natural gas. Other land uses include farming and recreational uses such as hunting.

WEBB CO.
JIM HOGG CO.
HWY 359
HWY 16
HWY 359
MESTENA GRANDE GOLIAD
HEBRONVILLE, TX.
HWY 285
State HWY 1017
HWY 16
MESTENA GRANDE NORTH
DUVAL CO.
BROOKS CO.
JIM WELLS CO.
MESTENA GRANDE CENTRAL
EL SORDO
MESTENA GRANDE ALTA VISTA
State HWY 1017
INDIGO SNAKE
SEE FIGURE 14.1 FOR AREA NAMES IN THIS AREA
FM 755
TO INTERSTATE 69C
SOUTH ALTA MESA
JIM HOGG CO.
BROOKS CO.
STARR CO.
HIDALGO CO.
FM 755

LEGEND

PROPERTY BOUNDARY	
COUNTY LINE	
EXISTING ROAD	
AREA BOUNDARY	
MESTEÑA GRANDE PROJECT AREA	
ALTA MESA PROJECT AREA	

GRAPHIC SCALE

4MI 0 2MI 4MI

1 inch = 4 miles

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

The Uranium Solution Mining Lease, originally dated June 1, 2004, covers 4,575 acres, more or less, out of the “La Mesteñas” Ysidro Garcia Survey, A-218, Brooks County, Texas and “Las Mesteñas Y Gonzalena” Rafael Garcia Salinas Survey, A-480, Brooks County, Texas (description corrected in a later amendment). This original Uranium Solution Mining Lease has been superseded by the Amended and Restated Uranium Solution Mining Lease dated June 16, 2016, as part of the share purchase agreement between the Company and the various former holders of the Alta Mesa Project. The Lease now covers uranium, thorium, vanadium, molybdenum, other fissionable minerals, and associated minerals and materials under 4,597.67 acres. The term of the amended lease is fifteen (15) years commencing on June 16, 2016 or so long as the lessee is continuously engaged in any mining, development, production, processing, treating, restoration or reclamation operations on the leased premises. The amended lease can be extended by the Lessee for an additional 15 years upon payment of a stipulated cash payment. The lease includes provisions for royalty payments on the net proceeds (less allowable deductions) received by the Lessee. The royalty payment is 7.5% of Market Value of Product sold at a uranium price greater than $95.00 per pound, 6.25% of Market Value of Product sold at a uranium price greater than $65.00 and up to and including $95.00 per pound, and 3.125% of the Market Value of Product sold at a uranium price of $65.00 or less per pound.

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

Amended surface use agreements have been entered into with all of the surface owners on the various prospect areas as part of the Membership Interest purchase agreement between the Company and the various former holders of the Alta Mesa Project. These amended agreements, unchanged from those originally entered into on June 1, 2004, provide, among other things, for stipulated damages to be paid for certain activities related to the exploration and production of Uranium. Specifically, the agreements call for Consumer Price Index adjusted payments for the following disturbances: exploratory test holes, development test holes, monitor wells, new roads, and related surface disturbances. The lease also outlines an annual payment schedule for land taken out of agricultural use around the area of a deep disposal well, land otherwise taken out of agricultural use, and pipelines constructed outside of the production area.

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

* TCEQ= Texas Commission on Environmental Quality

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

History

Alta Mesa was first discovered in the mid 1970’s by Chevron Resources as a result of researching oil and gas logs for natural gamma geophysical signatures. Chevron controlled the Alta Mesa portion of the project through June of 1985 when they returned the mineral lease due to Chevron exiting the uranium business. Chevron reportedly drilled a total of 360 holes inclusive of exploration drilling, coring, and well completion during a four-year period from 1981 through 1984. In July of 1988 Total Minerals Incorporated (“Total”) executed a lease agreement for the Alta Mesa portion of the project. Total also engaged Uranium Resources Incorporated (“URI”) to complete a feasibility study for the project. The Total mineral lease was terminated as a result of the French Government requiring Total to sell all of their uranium assets to Cogema.

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

Geology

The Alta Mesa Project is located within the Texas Gulf Coast along a belt of Tertiary and Quaternary sedimentary formations. The Project is located within the South Texas Uranium Province, which is known to contain more than 100 uranium deposits that were developed in the second half of the 20th century.

Regionally, uranium deposits are hosted by four formations:

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

Mineralization

The Alta Mesa Project is located in the South Texas Uranium Province. Mineralization within the South Texas Uranium Province is interpreted to be dominantly roll-front type mineralization and primarily of epigenetic origin. Roll-fronts are formed along an interface between oxidizing ground water solutions, which encounter reducing conditions within the host sandstone unit. This boundary between oxidizing and reducing conditions is often referred to as the REDOX interface or front. Mineralization tends to be very continuous.

Within the Alta Mesa portion of the Project, Quaternary formations are exposed at the surface. These are conformably underlain by the Goliad Formation, the primary uranium host. Alta Mesa ISR mine units have exploited uranium mineralization in the Goliad C sands within wellfields PAA-1, PAA-2, PAA-3, PAA-4, and PAA-6. The B sand was targeted in wellfield PAA-5. Mineral resources have been estimated for the A, B, C, and D sands. Exploration targets in the South Alta Mesa area lie within successively deeper D, E, F, G, and H sands of the Goliad.

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

Drill data is available for a total of 10,744 drill holes of which approximately 3,000 are within existing wellfields. The primary assay data for the Project is downhole geophysical log data. EFR Alta Mesa relied entirely on prompt-fission-neutron ("PFN") logging for uranium grade assay and used natural gamma logging to screen intervals for PFN logging. Of the 10,744 drill holes in the Alta Mesa database, PFN logging was not available for only 7.2% of the drill holes. For the Mesteña Grande portion of the Project, all 460 drill holes were completed by EFR Alta Mesa and all gamma intercepts greater than 0.02 % eU3O8 were logged by PFN.

For determination of uranium grade, EFR Alta Mesa LLC relied on PFN log data for 92.8% of the data, which is a direct measurement of uranium content and not an equivalent radiometric assay. As a result, assessment of disequilibrium factor ("DEF") is not applicable.

As of December 31, 2017, the total cost attributable to the Alta Mesa Project on the Company's financial statements was $13.63 million.

The Company’s Planned Work

During 2018, the Company expects to maintain the Alta Mesa Project on standby. However, Alta Mesa is capable of ramping up to commercial production levels within approximately six months of a positive production decision by the Company, with only minimal capital requirements.

Mineral Resource Estimates

Mineral resources have been estimated for both the Alta Mesa and Mesteña Grande areas by Douglas Beahm of BRS Inc. in accordance with CIM standards and definitions, and are summarized in the respective tables below. Mineral Resources for the Alta Mesa Project are estimated by classifications, meeting CIM standards and definitions as measured, indicated, and inferred mineral resources, at a 0.30 GT cutoff.

There are no Mineral Reserves on the property at this time. Mr. Beahm of BRS Inc. noted that he is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Alta Mesa and Mesteña Grande Resource Summary

Alta Mesa and Mesteña Grande Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Total Measured Resources (M)(5)	123	0.151%	371
Alta Mesa Indicated Resources (I)	1,393	0.106%	2,959
Mesteña Grande Indicated Resources (I)	119	0.120%	287
Total (M & I)	1,635	0.111%	3,617
Alta Mesa Inferred Resources	1,230	0.128%	3,192
Mesteña Grande Inferred Resources	5733	0.119%	13,601
Total Inferred Resources	6,963	0.121%	16,793
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.30 G.T. (minimum 0.02% eU3O8).
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound.
(4)    Numbers may not add due to rounding.
(5)    The Total Measured Mineral Resource is that portion of the in-place mineral resource that is estimated to be recoverable within existing wellfields. Wellfield recovery factors have not been applied to indicated and inferred mineral resources.

The White Mesa Mill

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Monticello
Dove Creek
Blanding
Halls Crossing
Whirlwind
La Sal Complex
Rim
Sage Plain
Henry Mountains Complex
Daneros
White Mesa Mill
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

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

The Mill is licensed to process an average of 2,000 tons of ore per day and to extract over 8.0 million pounds of U3O8 per year. In addition to the conventional circuit, the Mill has a separate vanadium by-product recovery circuit.

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

Throughout its history, the Mill has received 17 license amendments, authorizing it to process 20 different alternate feed materials. Of these amendments, eleven have involved the processing of feeds provided by nuclear fuel cycle facilities and private industry, and one has involved the processing of material from the United States Department of Energy (“DOE”). These twelve feed materials have been relatively high in uranium content and relatively low in volume. The remaining five amendments have allowed the Mill to process uranium-bearing soils from former defense sites, known as FUSRAP sites, which were being remediated by the U.S. Army Corps of Engineers. These materials are typically relatively low in uranium content but relatively high in volume.

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

The natural vegetation presently occurring within a 25-mile (40-km) radius of the Mill site is very similar to that of the region, characterized by pinyon-juniper woodland integrating with big sagebrush (Artemisia tridentata) communities.

Off-site infrastructure includes paved highway access from U.S. Highway 191, and rights-of-way for commercial power and a water supply pipeline from Recapture Reservoir, which brings up to 1,000 acre-feet of water per year to the Mill site. The Mill also has four deep (2,000+ foot) water supply wells, which are available to supply process water during normal operations.

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

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for renewal of the license on February 28, 2007. The renewed license was issued by UDEQ on January 19, 2018 for a period of ten years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license until such time as the renewed license is issued. The Mill’s license was initially issued in 1980 and was also renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and implements the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether or not the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The White Mesa Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $20.8 million as of December 31, 2017, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time it transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997, and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2017, the Mill has recovered a total of approximately 38 million pounds of U3O8 and 46 million pounds of vanadium.

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

The alternate feed circuit processed materials from January through December 2014, and continued processing alternate feed materials through December 2015. In 2016, the Company continued processing several alternate feed materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 the Mill continued processing alternate feed materials as well as the recovery of uranium from pond solutions at the site.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels. Mineral processing at the Mill over the past five years is shown below. Note, only mineral processing since June 30, 2012 has been for the account of Energy Fuels.(1)

Project or Source	2017	2016	2015	2014	2013
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	18.86%	27.98	9.21	16.94%	5.03%
Recovered Pounds U3O8 (000)	1,004(3)(4)	172(3)(4)	229(3)	391(3)	351(3)
Tailing Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	308	78	67	---	---
Conventional Feed Materials
Tons (000)	---	45	---	49	126
Contained Grade % U3O8	---	0.50%	---	0.56%	0.26%
Recovered Pounds U3O8 (000)	---	431	---	552	655
Total Pounds of U3O8 Recovered (000)	1,312	681	296	943	1,006
Total Pounds of V2O5 Recovered (000)					1,303
Notes:
(1)    Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)    All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2013 - 2017. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3)    The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; the 172,000 pounds recovered in 2016 includes nil pounds recovered for the accounts of third parties; the 229,000 pounds recovered in 2015 includes 72,000 pounds recovered for the accounts of third parties; the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties; and the 351,000 pounds recovered in 2013 includes nil pounds recovered for the accounts of third parties.
(4)    Material recovered originated from several different sources that were fed to process at various times in 2015 and 2016. Therefore, the recovered amount is independent of the reported feed amount for any given period.
(5)    Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source.

Present Condition of the Property

Planned Operations and Maintenance

The White Mesa Mill processed conventional material from June to mid-August 2014. The alternate feed circuit was operating throughout 2014 and 2015, and stopped processing materials in July of 2016. The White Mesa Mill processed conventional mineralized material in the second and third quarter of 2016 and processed alternate feed materials during the remainder of the year. In 2017, the Mill processed only alternate feed materials and recovered uranium from pond solutions at the site. The Mill operations registered zero lost time accidents in 2017.

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

During 2011, 2012, and 2013, the White Mesa Mill reported consecutive exceedances of groundwater compliance limits (“GWCLs”) under the Mill’s GWDP for several constituents in several wells, and there are decreasing trends in pH in a number of wells across the site that have caused the pH in a number of compliance monitoring wells to have dropped below their GWCLs. These exceedances and pH trends include wells that are up-gradient of the Mill facilities, far down-gradient of the Mill site and at the site itself. These consecutive exceedances of GWCLs have resulted in violations of the GWDP. Source Assessment Reports were submitted in 2012 and 2013 addressing each exceedance and the decreasing trends in pH at the site. UDEQ has accepted the Source Assessment Reports, and has concluded that such exceedances and decreasing trends in pH are due to natural background influences at the site. The renewed GWDP, issued on January 19, 2018, has revised GWCLs which are intended to account for these background influences and put those constituents, including pH at the site, back into compliance.

Total Cost of Project

The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2017, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company continues to process alternate feed material at the White Mesa Mill. During 2018 the Mill is expected to continue alternate feed processing and the recovery of uranium from uranium dissolved in the Mill's ponds, as well as to pursue additional alternate feed materials and other sources of feed for the Mill, as well as evaluate the possibility of recovering vanadium from existing pond solutions at the Mill.

The Canyon Mine

Material Project
Non-Material Project
Kanab
UTAH
ARIZONA
lorado City
Fredonia
Page
89
389
98
67
160
180
EZ Complex
Arizona 1
Pinenut
Colorado River
Wate
Canyon
N
0 5 10 20
Miles
Copyright:© 2014 Esri

Except as noted, the following technical and scientific description of the Canyon Project is based on a technical report titled “Technical Report on the Canyon Mine, Coconino County, Arizona, U.S.A.”, dated October 6, 2017 prepared by Mark B. Mathisen, C.P.G., Valerie Wilson, M.Sc., P.Geo, and Jeffrey L. Woods, QP MMSA, SME of RPA in accordance with NI 43-101 (the “Canyon Technical Report”). Each of the authors of the Canyon Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Canyon Technical Report is available on SEDAR at www.sedar.com. The Canyon Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing development activities.

Property Description and Location

The Canyon Project is a fully constructed and partially developed underground uranium project with: a head frame, a hoist, a compressor and a completed shaft. The site is located south of Grand Canyon National Park, in Sections 19 and 20, T29N, R03E, GSRM, Coconino County, Arizona, 153 miles north of Phoenix, 86 miles northwest of Flagstaff and seven miles south of Tusayan, Arizona in the Kaibab National Forest. The Canyon Project was acquired by Energy Fuels in its June 2012 acquisition of Denison’s US Mining Division.

The Canyon Project is located in the Arizona Strip mining district. The Arizona Strip is an area largely bounded on the north by the Arizona/Utah state line; on the east by the Colorado River and Marble Canyon; on the west by the Grand Wash Cliffs; and on the south by a midpoint between the city of Flagstaff and the Grand Canyon. The area encompasses approximately 13,000 square miles. Uranium-bearing material from the Arizona Strip mines is hauled by truck to the White Mesa Mill where it is processed. The Company’s Arizona 1, Pinenut (now in reclamation) and EZ Projects are located north of the Grand Canyon. The Canyon Project and Wate Project are located south of the Grand Canyon. The Canyon Project is 325 road miles from the Mill.

Canyon Shaft
Canyon Mine
Permit Boundary
180
305
305A
180
0
¼
½
1
Miles
N
Copyright:© 2014 Esri

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Canyon Mine site is via State Highway 64 and Federal Highway 180 to within five miles of the mine site, then over unsurfaced public Forest Service roads. The Atchison, Topeka and Santa Fe railway line passes east-west 50 mi. south of the site at Williams, and a spur of the railway, which passes 10 mi. west of the Canyon Mine site, services the Grand Canyon National Park. Airports at Flagstaff, Phoenix, and Tusayan provide air access to the area.

Climate in northern Arizona is semi-arid, with cold winters and hot summers. January temperatures range from about 7° F to 57° F and July temperatures range from 52° F to 97° F. Annual precipitation, mostly in the form of rain but some snow, is about 12 inches. Vegetation on the plateaus is primarily open piñon juniper woodland and shrubs. Mining operations can be conducted on a year-round basis.

The community of Tusayan, seven miles northwest of the Canyon Mine, provides much of the housing and other facilities for people who work within Grand Canyon National Park. Seasonal population is from 500 to 1,000. A clinic run by a Phoenix hospital is operated at Grand Canyon Village inside the national park, as well as a K-12 grade school with a capacity of 250 students. Williams, a rural community, 44 miles south of the site at Interstate 40, has a population of approximately 2,500. Williams relies heavily on tourism to maintain its economy, but many people are also involved in agriculture and forestry. The town offers an elementary, middle and high school, an emergency medical center, shopping and a variety of community services. Although housing is available, lack of adequate water supplies has limited housing construction. Flagstaff, 56 miles southeast of the Canyon Mine, is a full-service city with a population of 70,000 and is the regional trade center for northern Arizona.

Arizona, and particularly Coconino County, is among the fastest growing areas in the United States, due to the climate, landscape diversity, and economic and recreational opportunities. Resources and services are often stretched to meet the needs of the growing population.

Personnel for future mining operations are expected to be sourced from the nearby towns of Williams and Flagstaff, as well as other underground mining districts in the western United States.

In addition to the mine shaft, existing mine infrastructure includes surface maintenance shops, employee offices and change rooms, a water well, an evaporation pond, explosives magazines, water tank, fuel tank, and rock stockpile pads. Electrical power is available through an existing power line that terminates at the site.

Northern Arizona is part of the Colorado Plateau, a region of the western United States characterized by semi-arid, high-altitude, gently sloping plateaus dissected by steep walled canyons, volcanic mountain peaks, and extensive erosional escarpments. The Canyon Mine is located on the Coconino Plateau within the Colorado Plateau, at an elevation of approximately 6,500 ft.

Ownership

The Canyon Project is held by Energy Fuels on nine unpatented claims (Canyon 64-66, 74-76, and 84-86) located on land managed by the USFS. A uranium royalty has been retained by the successors to Gulf Oil Company on the Property, however, the current validity of the royalty is under investigation by Energy Fuels. If valid, the royalty rate is a 3.5% weighted average price tied to the Atomic Energy Commission Circular 5.

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

Permitting and Licensing

The Canyon Project is located on public lands managed by the USFS and has an approved PO with the USFS. In September 2009, the groundwater General Aquifer Protection Permit was received for the water storage ponds. This permit was renewed in 2014. An Air Quality Permit was issued by the Arizona Department of Environmental Quality in March 2011, renewed in 2016 and amended in 2017. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Canyon Project in September of 2015.

Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres. The overall environmental impact is small. Nevertheless, the areas in the vicinity of the Grand Canyon can be environmentally sensitive in many ways, and the permitting, development, and operation of a uranium extraction facility in this area has been a contentious issue. In 2009, as described below, over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights. Reclamation at the Canyon Project is bonded at its total expected cost.

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

Breccia pipes are typically comprised of three interrelated features: a basinal or structurally shallow depression at surface (designated by some as a collapse cone); a breccia pipe that underlies the structural depression; and annular fracture rings, which occur outside of, but at the margin of the pipes. Annular fracture rings are commonly, but not always, mineralized. The structural depression may be up to 0.5 miles or more in diameter, whereas the breccia pipe diameters range up to about 600 feet; the normal range is 200 feet to 300 feet.

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

Mineralization extends over about 1,500 vertical feet, with higher-grade mineralization found mainly in the Coconino, Hermit, and Esplanade horizons and at the margins of the pipe in fracture zones. Sulfide zones are found scattered throughout the pipe but are especially concentrated (sulfide cap) near the Toroweap Coconino contact, where the cap averages 20 feet thick and consists of pyrite and bravoite, an iron-nickel sulfide. The mineralized assemblage consists of uranium-pyrite-hematite with massive copper sulfide mineralization common in and near the higher-grade zone. The strongest mineralization appears to occur in the lower Hermit-upper Esplanade horizons in an annular fracture zone.

History

Uranium exploration and mining of breccia pipe uranium deposits started in 1951 when a geologist employed by the U.S. Geological Survey noted uranium ore on the dump of an old copper prospect on the South Rim of the Grand Canyon of Northern Arizona. The prospect was inside the Grand Canyon National Park, but on fee land that predated the park. A mining firm acquired the prospect and mined this significant high-grade uranium deposit, called the Orphan Mine. By the time mining ended in the early 1960s, 4.26 million pounds of U3O8 and some minor amounts of copper and silver had been produced.

After the discovery of the first deposit in the 1950s, an extensive search for other deposits was made by the government and industry, but only a few low-grade prospects were found. Exploration started again in the early 1970s. In the mid-1970s, Western Nuclear Inc. (“Western Nuclear”) acquired the Hack Canyon prospect located about 25 miles north of the Grand Canyon and found high grade uranium mineralization offsetting an old shallow copper/uranium site. In the next few years, a second deposit was found approximately one mile away. EFN acquired the Hack Canyon property from Western Nuclear in December 1980. Construction started promptly, and the Hack Canyon mine was in production by the end of 1981.

The Canyon deposit is located on mining claims that EFN acquired from Gulf Mineral Resources Company (“Gulf”) in 1982. Gulf drilled eight exploration holes at the site from 1978 through May 1982, but found only low-grade uranium in this pipe. Additional drilling completed by EFN in 1983 identified a major deposit. EFN drilled a further 30 holes from May 1983 through April 1985 to delineate the uranium mineralization and to determine placement of the shaft and water supply well. Additional drilling of six holes was completed in 1994. Construction at the site was discontinued as a result of low uranium prices at that time.

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

Most of the EFN assets were acquired by Denison (then named IUC) in 1997 and by the Company in June 2012 upon acquisition of the US Mining Division. Since that time, Denison and later Energy Fuels has maintained ownership of the Canyon Project.

Denison did not carry out any surface exploration on the Canyon Project since its acquisition of the project in 1997, nor has the Company to date. Exploration for breccia pipes in northern Arizona typically begins with a search for surface expressions of circular features. This search was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency ("VLF"), and time domain electromagnetics. Other techniques tested included: geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.

Mineralization

Mineralization extends vertically both inside and outside the pipe over about 1,500 vertical feet, but high-grade mineralization has been found mainly in the collapsed portions of the Coconino, Hermit, and Esplanade horizons and at the margins of the pipe in fracture zones. Sulfide zones are found scattered throughout the pipe but are especially concentrated (within a sulfide cap) near the Toroweap-Coconino contact, where the cap averages 20 feet thick and consists of pyrite and bravoite, and iron-nickel sulfide. The mineralization assemblage consists of uranium-pyrite-hematite with massive copper sulfide mineralization common in and near high-grade zones. The strongest mineralization appears to occur in the lower Hermit-upper Esplanade horizons in an annular fracture zone.

The two metals of interest within the Canyon breccia pipe are uranium and copper. Since the rocks making up the breccia within the pipe are all sedimentary rocks, mineralization typically occurs within the matrix material (primarily sand) surrounding the larger clasts.

Uranium mineralization at Canyon is concentrated in six stratigraphic levels or zones (Cap, Upper, Main, Main-Lower, Juniper I, and Juniper II) within a collapse structure ranging from 80 ft. to 230 ft. wide with a vertical extension from a depth of 650 ft. to over 2,100 ft., resulting in approximately 1,450 feet of mineralization. Intercepts range widely up to several tens of feet with grades in excess of 1.0% U3O8.

Consistent with other breccia pipe deposits, uranium at Canyon Mine occurs largely as blebs, streaks, small veins, and fine disseminations of uraninite/pitchblende (UO2). Mineralization is mainly confined to matrix material, but may extend into clasts and larger breccia fragments, particularly where these fragments are composed of Coconino sandstone. Uranium mineralization occurs primarily as uraninite and various uranium phase minerals with lesser amounts of brannerite and uranospinite.

Copper mineralization occurs in concentrations within the Main and Main-Lower zones that have a reasonable prospect for eventual economic extraction. It is also present in the Juniper zones, but at much lower concentrations than the Main zone.

Mineralization can be disseminated throughout the matrix material (commonly replacing calcite cement) with higher-grade mineralization typically occurring as vug fills, blebs, or streaks within the matrix and sometimes zoning the breccia clasts. The highest grade copper mineralization either completely replaces the matrix cement or replaces the matrix material all together. Copper mineralization occurs primarily as tennantite, chalcocite and bornite with lesser amounts of covellite. Pyrite and sphalerite are also found throughout the pipe. Silver is commonly associated with the copper mineralization in the main zone. Assay values of silver in excess of one ounce per ton are common where copper grades are high. Arsenic is present where tennantite mineralization occurs. Additionally, lower quantities of Zn, Pb, Mo, Co, Ni, and V are present and scattered throughout the pipe.

Mineral Resource Estimate

Mineral Resource estimates were prepared for the Canyon deposit using both historical surface drill hole gamma and assay data and gamma and assay data collected during underground drilling in 2016 and 2017. A model of the breccia pipe host was constructed based on drill logs and constrains the Mineral Resource. Mineralization wireframes for U3O8 were based on assays and gamma data at a nominal cut-off grade of 0.15%. Low and high-grade copper wireframes were based on nominal cutoff grades of 1% and 8% respectively. Values for U3O8 and copper were interpolated into blocks using inverse distance squared or ordinary kriging. Resources are presented a 0.36% U3O8 Eq equivalent cut-off grade for zones that contain both uranium and copper mineralization (Main and Main-Lower) and at a 0.29% U3O8 Eq cut-off grade for zones that contain only uranium mineralization (Cap, Upper, Juniper I, and Juniper II).

There are no Mineral Reserves estimated at the Canyon deposit at this time. Additional underground drilling conducted by the Company in 2016 and 2017 allowed for the classification of measured and indicated mineral resources, and the inclusion of a copper Mineral Resource. In October 2017, RPA estimated the Mineral Resources for both uranium and copper, shown in the following tables.

Canyon Mine Mineral Resources – Uranium(1)(2)(3)(4)(5)(6)(7)

Classification	Zone	Cut-off Grade % U3O8 Eq(8)	Tons (000)	Grade % U3O8	Pounds U3O8 (000)

Canyon Measured Resources (M)	Main	0.36	6	0.43%	56
Canyon Indicated Resources (I)	Main	0.36	94	0.89%	1,669
	Juniper I	0.29	38	0.94%	709
Total (M & I)			139	0.88%	2,434
Canyon Inferred Resources	Cap	0.29	---	---	---
	Upper	0.29	9	0.43%	78
	Main-Lower	0.36	5	0.20%	20
	Juniper I	0.29	2	0.57%	25
	Juniper II	0.26	1	0.35%	9
Total Inferred Resources			18	0.38%	134
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    For the Main and Main-Lower zones, a 0.36% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. In all other zones only uranium was reported and a 0.29% U3O8 cut-off grade was applied. (The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. For details see the Canyon Technical Report).
(3)    Mineral Resources are estimated using a long-term uranium price of US$60 per pound and a copper price of US$3.50 per pound.
(4)    A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting for the Main and Main-Lower zones.
(5)    Process recoveries used were 96% for U3O8 and 90% for Cu, based on preliminary metallurgical test work.
(6)    Numbers may not add due to rounding.
(7)    Tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower zones.
(8)    Note that the Tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower zones.

Canyon Mine Mineral Resources – Copper(1)(2)(3)(4)(5)(6)(7)

Classification	Zone	Cut-off Grade % U3O8 Eq	Tons (000)	Grade % Cu	Pounds Cu (000)

Canyon Measured Resources (M)	Main	0.36	6	9.29%	1203
Canyon Indicated Resources (I)	Main	0.36	94	5.70%	10,736
Total (M & I)	Main	0.36	101	5.93%	11,939
Canyon Inferred Resources	Main-Lower	0.36	5	5.90%	570
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium equivalent (%U3O8 Eq) cut-off grade of 0.36% U3O8 Eq.

(3)    Mineral Resources are estimated using a long-term uranium price of US$60 per pound and a copper price of US$3.50 per lb.
(4)    A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting.
(5)    Process recoveries used were 96% for U3O8 and 90% for Cu, based on preliminary metallurgical test work.
(6)    Numbers may not add due to rounding.
(7)    Tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower Zones.

Two cut-off grades were used for the resource estimate. For the uranium and copper bearing zones, a 0.36% uranium equivalent (%U3O8 Eq) cut-off grade was used. For the uranium-only zones, a 0.29% eU3O8 cut-off grade was used. The two cut-off grades account for separate process campaigns with different unit costs.

Present Condition of the Property and Work Completed to Date

At the Canyon Project, all surface facilities are in place. During 2017, an underground drilling program was completed, shaft sinking continued, and a large water tank was installed. As of March 8, 2018 shaft sinking had been completed. The final depth of the shaft is approximately 1,470 feet below ground surface. Shaft stations are developed at depths of 1,000 feet (elevation 5,506 feet above sea level), 1,220 feet (elevation 5,286) and 1,400 feet (elevation 5,106). Construction of the main mine sump is underway.

During 2017, laboratory and bench scale metallurgical test work was carried out at the White Mesa Mill and at the Australian Nuclear Science and Technology Organization ("ANSTO"), an independent testing firm in Australia. The copper is expected to be processed using acid leach followed by solvent extraction (the same method used for uranium). Following solvent extraction, a saleable copper product is expected to be produced by either electro-winning or copper sulfate crystallization. To recover copper from the Canyon mineralized material, some modifications to White Mesa Mill process circuits are expected to be required. The copper modifications are expected to include using the existing vanadium solvent extraction circuit for copper extraction, the addition of a roaster to improve copper recovery, and the addition of either an electro-winning circuit or copper sulfate crystallization circuit. Preliminary bench test work indicates that acid leaching after roasting pre-treatment is expected to result in average copper and uranium recoveries of approximately 92% and 91% respectively. Using optimum roasting and leaching conditions, it is expected that for a continuous operation, recoveries will improve and uranium recoveries will match the nominal 96% currently experienced at the White Mesa Mill. Production copper recoveries are expected to be in the 90% range.

The Canyon Project was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Canyon Project has been fully impaired, and as of December 31, 2017, the total cost attributable to the Canyon Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2018, the Company plans to complete the construction of the main mine sump at the Canyon Project before mid-year 2018, after which time field activities will have been completed. The Company plans to continue to carry out engineering, procurement and construction management activities in 2018, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.

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

Rocca Honda Claims
(Sections 5 & 6)
6
5
8
9
10
17
16
Existing Shaft
Sec. 16 Shaft
(Proposed)
Roca Honda Project Area
(Sections 9, 10, 16, & 17)
605
N
0
0.4
0.8
1.6
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Roca Honda property is located approximately 17 miles (22 miles by road) northeast of Grants, New Mexico. The southern part of the property, which are on Sections 16 and 17, can be reached by traveling north from Milan, New Mexico on State Highway 605 toward the town of San Mateo to mile marker 18 and then north on a private gravel road. Access rights from Highway 605 onto Section 16 have been subject to temporary agreements with the surface owner, Fernandez Company, the latest of which expired on December 31, 2015. When the Company acquired the mineral rights to Section 17 in the URI transaction, it acquired surface access rights to Section 17 and Section 16, which the Company believes provides all necessary access. The Company is in discussions with the surface owner to determine whether any further access rights may be required.

The north part of the project can be reached by traveling 23.5 miles from Milan, New Mexico, on paved public Highway 605, and then west on US Forest Service roads to the southeast corner of Section 10. There are numerous drill roads that provide access to different portions of Sections 9 and 10, many of which will require maintenance. Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues on the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. There is a concrete lined, 14-foot diameter, 1,478-foot deep shaft, which was sunk by Kerr-McGee on Section 17 (the "Existing Shaft"). The Existing Shaft would need to be completed to a final depth of approximately 1,600 feet for use in future mine activities. No milling operations are expected to occur on the site.

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

The community of Grants, New Mexico, located in Cibola County, is the largest community near the Roca Honda Project. As of the 2010 census, there are 8,772 people residing in Grants, where supplies can be obtained, and personnel experienced in underground mining, construction and mineral processing are available.

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

Ownership

Prior to May 27, 2016, the Roca Honda Project (excluding the Adjacent Properties) was held by RHR, a joint venture owned by Energy Fuels’ wholly-owned subsidiary Strathmore Resources, (US) Ltd. (60%) and Sumitomo’s subsidiaries SC Clean Energy and Summit New Energy Holding, LLC (together, 40%). On May 27, 2016 the Company acquired Sumitomo's 40% interest in RHR, and the Roca Honda Project is now held entirely by our wholly-owned subsidiary, Strathmore Resources, (US) Ltd. As consideration for the 40% interest, the Company issued to Sumitomo 1,212,173 common shares of the Company and agreed to pay $4.5 million of cash upon the first commercial production of uranium from the Roca Honda Project. The Adjacent Properties were acquired from URI in June 2015.

The Roca Honda property covers an area of 4,440 acres, and includes 63 unpatented lode mining claims in Sections 9 and 10, 64 unpatented claims in Sections 5 and 6, 36 unpatented claims in Section 8, one adjoining New Mexico State General Mining Lease in Section 16, and the fee minerals interest in all of Section 17. The mining claims also extend onto a 9.4 acre narrow strip of Section 11. The New Mexico State Lease was acquired by David Miller (the former Strathmore CEO) on November 30, 2004, and subsequently transferred to Strathmore. Strathmore then relinquished the Lease and acquired it again in December 2015 (State Mining Lease No. HG-0133) for a new 15-year term expiring on December 14, 2030. The "Roca Honda" Claims in Sections 5 and 6 were staked by Miller and Associates in September 2004 and assigned to RHR on August 28, 2013. Strathmore acquired the Adjacent Properties, comprised of the "Roca Honda" claims in Section 8 and the fee mineral interest in Section 17 on June 26, 2015 from URI.

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

•	Section 9 Gross Royalty (1%); and

•	Section 16 New Mexico State Lease Royalty (5%).

Under the rights acquired in the URI transaction, a gross royalty of 1% is payable to the surface owner.

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the EIS. In September 2016, an additional scoping process to incorporate Section 17 (the "Adjacent Properties") and development drilling into the mine plan was initiated by the USFS. The Supplement to the EIS is expected to be completed in 2018 with a Final EIS and Record of Decision (ROD) scheduled to be completed in 2019.

Other major permits required for the Roca Honda Project include a Permit to Mine to be issued by the New Mexico Mining and Minerals Division, a Discharge Permit issued by the New Mexico Environment Department, and a Mine Dewatering Permit issued by the New Mexico State Engineer’s Office. The Mine Dewatering Permit was approved in December 2013 but appealed by the Acoma Pueblo in January 2014. RHR subsequently proposed a new alternative for discharging treated mine water that would benefit a number of downstream users including the Acoma Pueblo. As a result, the Acoma Pueblo agreed to withdraw the dewatering permit appeal in March 2015. The dewatering permit will need to be revised to reflect a higher dewatering rate with the addition of Section 17 to the mine plan.

The two other major permits that are in the agency review stage are the draft Discharge Permit expected in late 2018, and the Permit to Mine expected in 2019 following approval of the Final EIS by the USFS. Permit approvals from the U.S. Army Corps of Engineers and the U.S. Environmental Protection Agency are also required for discharge of treated mine water associated with mine activities. Applications for these two permits are also presently undergoing agency review.

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

Geological Setting

The Roca Honda Project area is located in the southeast part of the Ambrosia Lake sub-district of the Grants uranium district and is near the boundary between the Chaco slope and the Acoma sag tectonic features. This sub-district is in the southeastern part of the Colorado Plateau physiographic province and is mostly on the south flank (referred to as the Chaco slope) of the San Juan Basin.

Rocks exposed in the Ambrosia Lake sub-district of the Grants Mineral Belt, which includes the Roca Honda Project area, comprise marine and non-marine sediments of Late Cretaceous age, unconformably overlying the uranium-bearing Upper Jurassic Morrison Formation. The uppermost sequence of conformable strata consists of the Mesaverde Group, Mancos Shale, and Dakota Sandstone. All rocks that outcrop at the Roca Honda Project area are of Late Cretaceous age.

The uranium found in the Roca Honda Project area is contained within five sandstone units of the Westwater Canyon Member. Zones of mineralization vary from approximately one foot to 30 ft. thick, 100 ft. to 600 ft. wide, and 200 ft. to 3,000 ft. in length. Uranium mineralization in the Project area trends west-northwest, consistent with trends of the fluvial sedimentary structures of the Westwater Canyon Member, and the general trend of mineralization across the Ambrosia Lake sub-district.

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

In Section 16, the first drilling was in the 1950’s by Rare Metals, which drilled 13 holes, including two that intercepted high-grade uranium mineralization at depths of 1,531 ft. and 1,566 ft. No records of the total drilled footage were located. Subsequently, Western Nuclear acquired a mining lease for Section 16 from the State and began drilling in 1968, with the first drill hole completed on August 17, 1968. The second drill hole intercepted high-grade uranium mineralization at a depth of 1,587 ft. From 1968 through September 1970, Western Nuclear drilled 63 holes totaling 121,164 feet, not including six abandoned holes totaling 7,835 ft. Two of the drill holes reported cored intervals, but the cores and analyses were not available. From the late 1960’s to the early 1980’s, a total of 725 drill holes totaling over 1,425,000 feet were completed on the six Sections (5, 6, 8, 9, 10 and 16) of the Roca Honda property. More than 500 holes totaling over 841,900 feet were also drilled in Section 17 by Kerr-McGee and Western Nuclear. In June 2015, Energy Fuels acquired a 100% interest in the mineral properties controlled by URI (Sections 8 and 17).

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

In November 2011, a core hole was drilled at the Section 16 shaft location. The hole was drilled to a depth of 2,053 ft. Core was tested for numerous geotechnical properties.

No historic mineral extraction has occurred on the property.

Mineralization

Uranium mineralization consists of unidentifiable organic-uranium oxide complexes. The uranium in the project area is dark grey to black in color, and is found between depths of approximately 1,450 feet and 2,600 feet below the surface.

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

The mineralization is typically confined to sandstones in the Westwater Canyon Member, although there is some overlap into the shales that divide the sandstones, and also some minor extension (less than 10 feet) into the underlying Recapture Member. The mineralization is contained in the Westwater Canyon Member sandstones across the Project area, but in Sections 9 and 16, the mineralization is typically found in the upper sandstones (A, B1, and B2), as it is in Section 17, also. In Section 10, the A and B1 sandstones pinch out in some areas due to thickening of the overlying Brushy Basin Member. Mineralization is in the middle and western portions of Section 10, and is typically in the lower sandstones (sands C and D).

Sedimentary features may exhibit control on a small scale. At the nearby Johnny M mine, a sandstone scour feature truncates underlying black mineralization, indicating nearly syngenetic deposition of uranium mineralization with the sandstone beds.

Mineral Resource Estimates

RPA prepared an updated PEA in 2016 and an NI 43-101 compliant Mineral Resource estimate for the Roca Honda Project is set out in the Roca Honda Technical Report. The Mineral Resource estimate, which has remained unchanged from the 2015 PEA effective as at February 4, 2015, is summarized in the following table. Mineral Resources are constrained by wireframes generated around individual mineralized zones within five sand horizons designated as A, B1, B2, C, and D sands.

Roca Honda Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Roca Honda Measured Resources (M)	208	0.477%	1,984
Roca Honda Indicated Resources (I)	1,303	0.483%	12,580
Roca Honda Total (M & I)	1,511	0.482%	14,564
Roca Honda Inferred Resources	1,198	0.468%	11,206
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium cut-off grade of 0.19% eU3O8.
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound U3O8.
(4)    Numbers may not add due to rounding.

Energy Fuels acquired the mineral rights to the Section 17 property adjacent to its main Roca Honda project in 2015.  An historical estimate for the Section 17 property was completed by Uranium Resources Inc. (“URI”) in 2007. URI estimated that the Section 17 property contained approximately 510,000 tons at a grade of 0.37% U3O8 for 3.8 million pounds of uranium. This historical estimate is based on over 500 surface drill holes and was calculated using the circle tangent method.  A density of 15 cu ft./ton was used.

RPA and the Company do not consider this historical estimate to be current mineral resources or reserves as defined under NI 43-101. While Energy Fuels has reviewed all the drill hole data associated with this estimate, a qualified person has not done sufficient work to classify this historical resource as current mineral resources or mineral reserves in accordance with NI 43-101.  This historical estimate was unclassified.  The Company believes this historical estimate is relevant, as the methodology was well documented and utilized industry standard practice.  However, the methodologies used do not reflect current best industry practices.  The Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource.  Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.

Present Condition of the Property and Work Completed to Date

Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues on the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. Three monitor water wells were drilled by RHR in 2007, and are located on Section 16. Other items installed by RHR include a permanent electrical weather station and a high volume TSP and PM10 air samplers. Three, dry man-made impoundments are also located on Section 16. More than 400 historic drill exploration holes were completed on the property from the late 1960’s to the early 1980’s. Except for the existing shaft on Section 17, there are no mine workings, existing tailings ponds, waste deposits or other improvements or facilities at the site.

No additional exploration work has been conducted on the Roca Honda Project since November 2011, when a core drill hole was completed at the proposed shaft location in Section 16 for geotechnical studies.

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2017, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $22.8 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2018. Approximately $0.8 million is budgeted for permitting efforts in 2018. The Company plans to integrate the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties.

The Sheep Mountain Project

Unless otherwise stated (concerning land tenure and permitting efforts), the following technical and scientific description of the Sheep Mountain Project is derived from a technical report titled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report”, dated April 13, 2012 and, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc. in accordance with NI 43-101 (the “Sheep Mountain Technical Report”). The author of the Sheep Mountain Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Sheep Mountain Technical Report is available on SEDAR at www.sedar.com. The Sheep Mountain Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

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

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
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

In 2013, we submitted a revised PO to the BLM, which included redesign of the heap leach processing area and the option to potentially transport the mineralized material to an off-site processing facility. The revision to the PO is expected to give us more flexibility in processing the resources extracted from the Sheep Mountain Project. A Record of Decision giving BLM's final approval of the revised PO was issued on January 6, 2017.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

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

The Sheep Mountain Project falls within the intermountain semi-desert weather province, with average maximum temperatures ranging from 31.1 °F (January and December) to 84.9 °F (July), average minimum temperatures ranging from 9.1 °F (January) to 49.2 °F (July), and average total monthly precipitation ranging from 0.36 -inches (January) to 2.04 -inches (May). The topography consists of rounded hills with moderate to steep slopes. Elevations range from 6,600 feet to 8,000 feet above sea level. The ground is sparsely vegetated with sage and grasses and occasional small to medium sized pine trees at higher elevations. Year-round operations are contemplated for the Sheep Mountain Project.

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

In October 2011, Titan submitted a draft revision to its existing Mine Permit 381C to WDEQ. WDEQ then provided Titan with review comments as part of its “courtesy review.” The permit revision was revised and resubmitted in January 2014. In July 2015, the revision was approved by WDEQ. The revision includes expansion of surface and underground mining operations and an updated reclamation plan consistent with current reclamation practices.

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

The heap leach facility has been permitted through the State of Wyoming and BLM, yet still requires NRC licensing. The permitted capacity is 4 million tons of mineralized material which is 53% of the NI 43-101 Mineral Reserves declared. An expansion to the heap leach facility (including permitting) will be required in the future to process the remaining 47% of the 43-101 Mineral Reserves.

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

The geologic setting of the Sheep Mountain Project is important in that it controlled uranium mineralization by focusing movement of the groundwaters, which emplaced the uranium into the stream channels, which had developed on the pre-tertiary landscape. The Battle Spring Formation and associated mineralization at the Sheep Mountain Project is bounded to the east by the western flank of the Sheep Mountain Syncline and to the west by the Spring Creek Anticline. To the north the system is cut off by erosion. To the south the Battle Spring continues into the northern portions of the Great Divide Basin.

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

Uranium was first discovered in the Crooks Gap District, which includes the Sheep Mountain Project, in 1953. While the original discoveries were aided by aerial and ground radiometric surveys, exploration activities were primarily related to drilling and exploratory trenching. Three companies dominated the district by the mid-1950s: Western Nuclear Inc. (“Western Nuclear”), Phelps Dodge Corporation (“Phelps Dodge”), and Continental Uranium Corporation (“Continental”). Western Nuclear built the Split Rock mill at Jeffrey City in 1957 and initiated production from the Paydirt pit in 1961, Golden Goose 1 in 1966, and Golden Goose 2 in 1970. Phelps Dodge was the principal shareholder and operator of the Green Mountain Uranium Corporation’s Ravine Mine, which began production in 1956. Continental developed the Seismic Pit in 1956, the Seismic Mine in 1957, the Reserve Mine in 1961, and the Congo Decline in 1968. In 1967, Continental acquired the Phelps Dodge properties and in 1972, Western Nuclear acquired all of Continental’s Crooks Gap holdings. During the mid-1970’s Phelps Dodge acquired an interest in Western Nuclear, which began work on the Sheep Mountain I in 1974, the McIntosh Pit in 1975, and Sheep Mountain II in 1976. Western Nuclear ceased production from the area in 1982. Western Nuclear production from the Sheep Mountain I is reported to have been 312,701 tons at 0.107% U3O8. Subsequent to the closure of the Sheep Mountain I by Western Nuclear, during April to September 1987, Pathfinder Mines Corporation (“Pathfinder”) mined a reported 12,959 tons, containing 39,898 pounds of uranium at an average grade of 0.154% U3O8 from Sheep Mountain I. U.S. Energy-Crested Corp. (“USECC”) acquired the properties from Western Nuclear in 1988, and during May to October 1988, USECC mined 23,000 tons from Sheep Mountain I, recovering 100,000 pounds of uranium for a mill head grade of 0.216% U3O8. The material was treated at Pathfinder’s Shirley Basin mill, 130 miles east of the Project. The Sheep Mountain I mine was allowed to flood in April 2007. UPC (then known as Bell Coast Capital) acquired a 50% interest in the property from USECC in late 2007. USECC later sold all of its uranium assets to U1. Titan acquired UPC’s 50% interest in the property when it acquired UPC by a plan of arrangement in July 2009. Titan acquired U1’s interest in the Sheep Mountain Project in September 2009.

During the National Uranium Resource Evaluation (“NURE”) program conducted by the DOE in the late 1970’s and early 1980’s, the project area and vicinity were evaluated. This evaluation included aerial gamma, magnetic, and gravimetric surveys, soil and surface water geochemical surveys and sampling, and geologic studies and classification of environments favorable for uranium mineralization.

Approximately 4,000 holes were drilled in the project area historically (prior to 1988), most of which were open-hole rotary drilling, reliant upon down-hole geophysical logging to determine equivalent uranium grade % eU3O8.

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

No relevant exploration work other than this drilling has been conducted on the property in recent years. The project is located within a brownfield site, which has experienced past mine production and extensive exploration and development drilling. The initial discovery was based on aerial and ground radiometric surveys in the 1950s, but since that time exploratory work on the site has been primarily drilling.

Mineralization

Most of the mineralization in the Crooks Gap District occurs in roll-front deposits. Roll fronts have an erratic linear distribution but are usually concordant with the bedding. Deposits have been discovered from the surface down to a depth of 1,500 feet. The two major uranium minerals are uranophane and autunite. Exploration drilling indicated that the deeper roll-type deposits are concentrated in synclinal troughs in the lower Battle Spring Formation. Three possible sources for uranium have been suggested: post-Eocene tuffaceous sediments, leached Battle Spring arkoses, and Precambrian granites. Structural controls of uranium occurrences along roll fronts include carbonaceous siltstone beds that provide a local reducing environment for precipitation of uranium-bearing minerals, and abrupt changes in permeability along faults, where impermeable gouge is in contact with permeable sandstones. Uranium has also been localized along the edges of stream channels and at contacts with carbonaceous shales.

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

Sheep Mountain Mineral Resources – Uranium(1)(2)(3)

Classification	Zone	G.T. Cut-off	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Sheep Mountain Measured Resources (M)	---	---	---	---	---
Sheep Mountain Indicated Resources (I)	Sheep Underground	0.30	5,640	0.117%	13,245
	Congo Pit Area	0.10	6,176	0.122%	15,040
	Sun-Mc	0.10	1,080	0.093%	2,000
Total (M & I)			12,895	0.117%	30,285
Sheep Mountain Inferred Resources	---	---	---	---	---
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8 for the Congo Pit and Sun-Mc areas and 0.30 G.T. (6 ft. of 0.05% eU3O8) for the Sheep Underground.
(3)    Numbers may not add due to rounding.

This estimate includes deletion of the portions of the mineral resource model which falls within the historic limits in the Congo Pit estimated to have removed some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine. From review of the Sheep I and II as-built mine plans, it was apparent that little or no mineralized material was mined at the historic Sheep II and that only development work was completed. Historic underground mining in the Sun Mc area is estimated to have removed some 10% of the total resource. Although in many cases the mine maps showed remnant pillars, none of these areas were included in the mineral resource estimate. Thus, the estimate of current mineral resources is conservative with respect to the exclusion of areas affected by historic mining. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8, which equates to a 0.10 GT cutoff. The cutoff of 0.10 GT used for estimating the Mineral Resources for the open pit areas is the same cutoff value as that used for estimating the Mineral Reserves at a $65/Lb uranium price. The cutoff of 0.30 GT used for estimating the Mineral Resources for Sheep Underground is lower than the 0.45 GT cutoff used for estimating the Mineral Reserves at a $65/Lb uranium price. Some of the Mineral Resources fall outside of the mine plan, whereas all of the Mineral Reserves fall within the mine plan.

Mineral Reserves

The estimate of mineral reserves for the Sheep underground extraction area is set out in the Sheep Mountain Technical Report. With respect to the open pit mineral reserves, mineral resources for the Congo, North Gap, and South Congo areas were combined into a single comprehensive mineral resource model. Open pit mine designs and sequencing was completed for all areas, and the resultant mineral reserve estimate reflects the current open pit mine designs and economic evaluations. These reserves have been calculated in accordance with NI 43-101 and should not be considered to meet the definition of reserves within the meaning of SEC Industry Guide 7. Resources that are not reserves do not have demonstrated economic viability. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

Below is a summary of the total Probable Mineral Reserve estimate for the Sheep Mountain Project as calculated in accordance with NI 43-101:

Sheep Mountain Mineral Reserves – Uranium(1)(2)(3)(4)

Classification	Zone	G.T. Cut-off	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Sheep Mountain Proven Reserves	---	---	---	---	---
Sheep Mountain Probable Reserves	Open Pit	0.10	3,955	0.115%	9,117
	Underground	0.45	3,498	0.132%	9,248
Total Proven and Probable Reserves			7,453	0.123%	18,365
Notes:
(1)    The Mineral Reserve estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7.
(2)    Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8) for the Congo Pit and 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(3)    Mineral Reserves are estimated using a long-term uranium price of US$65 per pound U3O8.
(4)    Numbers may not add due to rounding.

The Probable Mineral Reserves are fully included in the total Indicated Mineral Resources for the Congo Pit and are not additive to that total. The Probable Mineral Reserve is that portion of the Indicated Mineral Resource that is economic under estimated costs and assumed pricing conditions. The cutoff grade of 0.075% eU3O8 at a minimum mining height of 2 foot equates to a 0.10 GT cutoff for the Congo Pit. The cutoff grade of 0.075% eU3O8 at a minimum mining height of 6 feet equals a 0.45 GT cutoff used for the Sheep underground extraction area. The cutoff grade was determined based on an assumed uranium price of $65 per pound U3O8.

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

The Company is subject to liabilities for mine reclamation at the Sheep Mountain project. The Company maintains a bond in the amount of $950,000 with the State of Wyoming as security for these liabilities. The Company files an annual report with the State of Wyoming, and the amount of the bond may be adjusted annually to ensure sufficient surety is in place to cover the full cost of reclamation. The Company’s reclamation of the exploration drilling performed by Titan was deemed complete in October 2014; the drilling permit was terminated and that bond was fully released.

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2017, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.

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

The Henry Mountains Complex

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
Blanding
White Mesa Mill
Halls Crossing
UTAH
COLORADO
N
0 10 20 40 Miles

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

Copper Bench - Indian Bench Deposit
Bullfrog Portal
(Proposed)
Tony M Deposit and
Existing Mine Workings
Southwest Deposit
276
Tony M Portal
N
0
½
1
2
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Road access to the Henry Mountains Complex is by paved Highway 276, running between Hanksville and Bullfrog Basin Marina, Utah. An unimproved gravel road maintained by Garfield County extends west from Highway 276, passes by the portal of the Tony M Property, and extends northerly across the property, the northern end of which is crossed by another county road. The property is located in a relatively remote area of Utah, and the infrastructure is limited. The town site of Ticaboo, Utah, is located approximately five miles south of the property. Ticaboo has been used to provide housing and municipal services for Tony M Property staff. The next closest community is Hanksville, Utah, a small town of a few hundred people, located about 40 miles north of the property. During operation of the Tony M Property, electricity was generated locally. Materials and supplies are transported to the site by truck about 275 miles from Salt Lake City, and about 190 miles from Grand Junction, Colorado. The distance to the White Mesa Mill is about 117 miles.

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

Ownership

The Henry Mountains Complex is 100% owned by Energy Fuels, and was acquired from Denison Mines Corp. and its affiliates in June 2012. The project consists of one Utah State Mineral Lease for Section 16, Township 35 South, Range 11 East (T35S R11E), Salt Lake Meridian (SLM), and 202 unpatented federal lode mining claims. The latter consist of 137 B.F., 19 Bull, 19 Star, two Frog claims (comprising the Bullfrog Property), and 17 TIC and eight Ticaboo claims, including fractions (comprising the Tony M property). The claims and state lease comprise one contiguous property located in T34S, R11E and T35S, R11E, SLM. The Utah State Section 16 includes 638.54 acres, and the 202 unpatented lode mining claims consist of about 3,667.18 acres (not specified in the technical report), for a total land holding of 4,305.72 acres. The surface rights are owned by the federal government, administered by the BLM, with the exception of the State lease, which has associated state surface rights.

There is no royalty burden for the 185 claims that comprise the Bullfrog Property, as well as for the Ticaboo claims. All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $155 per claim plus approximately $10 per claim for county filing fees. The 17 TIC claims are held by Energy Fuels, subject to an annual advance minimum royalty. The uranium production royalty burden is 4% yellowcake gross value less taxes and certain other deductions. The vanadium production royalty burden is 2% gross value less certain deductions. The Utah State Lease carries an annual rental of $640, plus an escalating annual advance minimum royalty based on the uranium spot price. Since the technical report was written, the State lease was renewed in 2015 for an additional 10-year term, which can be extended. Other changes in the renewed lease include reducing annual advanced royalty payments and crediting the advanced royalty against the production royalty for the year in which it is paid plus any amount paid in the five prior years. The uranium royalty on the State lease is 8% of gross value less certain deductions. The vanadium royalty on the State lease is 4% of gross value less certain deductions.

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

Permit applications for a Phase 2 expansion were submitted to the BLM and UDOGM in 2008, but Denison subsequently requested that BLM and UDOGM review of the applications be deferred given the market conditions at that time.

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

In February 1977, drilling commenced in what was to become the Tony M deposit. Subsequently, Plateau drilled more than 2,000 rotary drill holes totaling about 1,000,000 feet. Over 1,200 holes were drilled in the Tony M area. Following the discovery of the Tony M deposit in 1977, Plateau developed the Tony M Property from September 1, 1977, to about May 1984, at which time mining activities were suspended. By January 31, 1983, over 18 miles of underground workings were developed at the Tony M Property, and a total of approximately 237,000 tons of mineralized material was extracted with an average grade of 0.121% U3O8 containing about 573,500 pounds U3O8. The underground workings at the Tony M Property are accessed via two parallel declines extending about 10,200 ft. into the deposit. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.

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

The Southwest and Copper Bench deposits are delineated by drilling on approximately 125-foot centers. The Indian Bench deposit is delineated by drilling on approximately 200 ft. centers. In some areas, the rugged terrain made access difficult, resulting in an irregular drill pattern. Records indicate that 81 core holes were drilled in the Southwest, Copper Bench, and Indian Bench deposits, while 25 core holes were drilled in the vicinity of the Tony M deposit. The core holes provided samples of the mineralized zone for chemical and amenability testing.

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

Mineralization

Uranium mineralization in the Henry Mountains Complex is hosted by favorable sandstone horizons containing detrital organic debris. Mineralization primarily consists of coffinite, with minor uraninite, which usually occurs in close association with vanadium mineralization. Mineralization occurs as intergranular disseminations, as well as coatings and/or cement on and between sand grains and organic debris. Vanadium occurs as montroseite (hydrous vanadium oxide) and vanadium chlorite in primary mineralized zones located below the water table (i.e., the northern portion of the Tony M deposit). Historic production records from the AEC for the South

Henry Mountains district suggest that the vanadium content of the district is relatively low. Based on the review of the available analyses, RPA is of the opinion that the V2O5:U3O8 ratio ranges from about 1.3:1 to about 2.0:1 in the Henry Mountains Complex deposits.

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

Henry Mountains Complex Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Zone	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Henry Mountains Measured Resources (M)	---	---	---	---
Henry Mountains Indicated Resources (I)	Tony M(2)	1,030	0.24%	4,830
	Southwest(2)	660	0.25%	3,300
	Indian Bench(3)	220	0.40%	1,740
	Copper Bench(3)	500	0.29%	2,930
Total (M & I)		2,410	0.27%	12,800
Henry Mountains Inferred Resources	Tony M(2)	650	0.17%	2,170
	Southwest(2)	210	0.14%	580
	Indian Bench(3)	250	0.42%	2,090
	Copper Bench(3)	500	0.32%	3,240
Total Inferred Resources		1,610	0.25%	8,080
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Tony M and Southwest are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (2 ft. of 0.10% eU3O8). This cut-off is estimated using a long-term uranium price of US$60 per pound U3O8.
(3)    Mineral Resources for Indian Bench and Copper Bench are estimated at a uranium grade x thickness (G.T.) cut-off grade 0.80 G.T. (4 ft. of 0.20% eU3O8). This cut-off is estimated using a long-term uranium price of US$40 per pound U3O8.
(4)    Numbers may not add due to rounding.

The EFN resource estimate was audited by RPA and accepted as a current Mineral Resource estimate for Energy Fuels under NI 43-101.

Present Condition of the Property and Work Completed to Date

The following section has been prepared by the Company and is not based exclusively on the Henry Mountains Technical Report.

The Tony M Property was developed from 1977 to 1983 with a double entry system including two parallel declines spaced 50 ft. apart. The declines measure 9 feet by 12 feet in cross- section, have crosscuts on 50-foot centers, have a minus 3% grade, serve as the primary fresh air intake, and are 10,200 feet in length. By January 31, 1983, over 18 miles of underground workings had been developed at the

Tony M Property. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.

The underground workings were planned as a random room and pillar approach with pillar extraction by a retreat system. Mining equipment consisted of slushers and rubber-tired, five- to ten-ton capacity load-haul-dump units. Exhaust ventilation was provided by five bored ventilation shafts, six feet in diameter, each with a 75-HP exhaust fan mounted at the shaft collar.

By early 2007, work on reactivating the Tony M Property was carried out by Denison, and surface and underground rehabilitation and repairs were conducted. Surface facilities to support mining activities were constructed, including administration and maintenance facilities, site power and communications, and an evaporation pond for evaporation of water from the underground workings. Worker housing was established in the town of Ticaboo, Utah. As rehabilitation work advanced, ventilation was re-established. The water level in the underground workings rose to historic pre-mining activity levels, and upon reaching the flooded workings, dewatering activities were also initiated. During the rehabilitation work, limited amounts of “cleanup mineralized material” were removed. As areas of the underground workings were made ready for mining activities, extraction of mineralized materials increased steadily. Dewatering continued at an average rate of 125 gallons per minute during these activities. Denison placed the Tony M Property on temporary closure status at the end of November 2008, and dewatering activities have ceased. The project is being maintained in a state ready to resume operations as market conditions warrant. All of the Company housing and property in Ticaboo has been sold by Energy Fuels.

There is no existing infrastructure on the Bullfrog Property.

The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2017, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its evaluation activities at the Bullfrog Property during 2018. The Company is also conducting care and maintenance activities on the Tony M Property, in order to maintain it on standby, pending improvements in uranium prices. The planned drilling in the permitting stage will be postponed until the uranium price improves sufficiently.

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

Operations at the La Sal Project are currently on standby. The extraction of all resources at the La Sal Project has been by conventional underground methods for over 40 years and, once mining activity resumes, will continue by such methods. These methods have been used very successfully in the region for over 70 years. The nature of the Salt Wash uranium-vanadium deposits require a random room and pillar mining configuration. The deposits are accessed from the surface via declines depending on the depth to mineralization and geologically suitable sites for portals, as is the case for the La Sal and Pandora/Snowball Properties. Deposits may also be accessed through vertical shafts, such as the shafts located at the Beaver and Energy Queen Properties. The Salt Wash uranium deposits are usually thinner than the underground height needed for personnel and equipment access. Therefore, the mineralized material is often extracted by employing a split-shooting method, which serves to separate mineralized material and waste as it is broken.

Redd Block IV
(Proposed Shaft)
Beaver Shaft
Snowball
Portal
Pandora
Portal
Energy Queen
Shaft
La Sal
La Sal Portal
46
191
113
N
0
1
2
4
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

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

The area is semi-arid. Temperatures range between an average low of 41°F to an average high of 72°F. Less than ten inches of precipitation falls per year. Winters are not severe, although there are numerous snow storms, the temperature drops below 0°F at times, and snow can accumulate to over a foot in the lower areas and more than two feet at times on Pine Ridge. The region of the La Sal Project central area is characterized by a broad shallow valley of hay fields and pasture lands at an elevation between 6,400 and 7,000 feet. Hills cut by small canyons occur at the west end and even higher elevations of about 7,800 feet are reached at Pine Ridge on the east end. All elevations within four miles of the center and west end of the property support moderate growths of sage and rabbitbrush along with other brush, forbs, cactus, yucca, and grasses. Higher elevations contain juniper and piñon pine in the rocky soils along with scrub oak, aspen, and ponderosa pine on Pine Ridge to the east.

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

Ownership

The La Sal Project is held by Energy Fuels’ subsidiary, EFR Colorado Plateau LLC under private surface use and access leases, private mineral leases, Utah State Mineral Leases, San Juan County surface use, access, and mineral leases, and, after the Company reduced the property position by dropping claims without affecting the Mineral Resource, 210 unpatented mining claims on land managed by the BLM or USFS, that are either owned by Energy Fuels (81 claims) or leased by Energy Fuels (129 claims). After the claim drop, the total land package now consists of approximately 9,080 acres. The unpatented claims cover about 3,350 acres, the seven Utah State leases total approximately 2,220 acres, the San Juan County leased land contains just over 263 acres, and the six separate surface access and nine private parcel mineral leases apply to a total of 3,170 acres. The property covers all, or parts of the following Sections: Sections 31, 32, and 33, T28S, R25E; Sections 4, 5, 6, and 7, T29S, R25E; Sections 25, 26, 31, 32, 33, 34, 35, and 36, T28S, R24E; Sections 1, 2, 3, 4, 5, 6, 7, 11, and 12, T29S, R24E; Section 36, T28S, R23E; and Sections 1, and 12, T29S, R23E, SLBM, San Juan County, Utah.

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

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the Utah Division of Oil, Gas and Mining (“UDOGM”). If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the State of Utah Division of Water Quality ("DWQ"). Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“DAQ”); however, smaller mines are typically exempt. Water well permits, water rights, and stream alteration permits are also issued through the DWQ. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EAs and Findings of No Significant Impact (“FONSIs”) under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. A mine and reclamation plan amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day (“tpd”) of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the DWQ in 2009. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. Engineering studies are being conducted to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance.

Though currently in standby status, existing mining operations at the Pandora, Beaver, La Sal and Snowball Properties are fully permitted with the State of Utah, the BLM, and the USFS. In order to allow expansion of the existing mines, Energy Fuels is in the process of obtaining regulatory approvals for expansion of the Pandora, Beaver, and La Sal operations through the UDOGM, the BLM, and the USFS. In late 2014, an EA, draft Decision Notice and FONSI were issued for public comment. In March 2015, in response to an objection filed by an environmental interest group, the USFS ruled that additional analysis was required before a modified Plan of Operations and EA could be approved for the proposed expansion. An expanded EA was finalized by the USFS and BLM in September 2017 and forwarded to Washington DC offices of the BLM for approval. On February 23, 2018, the BLM and USFS issued the EA, Decision Record (BLM)/Decision Notice (USFS), and FONSI approving the expansion, conditional upon the Company incorporating certain specific requirements into the Plan of Operations amendment and having the required reclamation bond in place. All other regulatory approvals needed for project expansion, including an air emissions permit, are in place.

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

The Pandora Property was operated by Atlas Minerals in the 1970s and early 1980s. Umetco Minerals (Union Carbide) operated the Snowball, La Sal, and Beaver properties during the same time period. The Energy Queen property, then known as the Hecla Shaft, was started in 1979 by the Union Carbide/Hecla Joint Venture. The Energy Queen stopped mining activities in 1983 due to inadequate uranium prices. GEUMCO (General Electric Uranium Mining Company) operated the Pine Ridge property in the late 1970s, producing from a sandstone lens in the Brushy Basin Member of the Morrison Formation. Pine Ridge was acquired by Minerals Recovery Corporation in 1981, which developed a decline to the Salt Wash Member of the Morrison Formation, but halted mining activities before any significant extraction of mineralized materials. A small project conducted mining activities in the eastern part of Section 2 (ML-49596) during the early 1980s. The amount of uranium extracted from this project is unknown. Low uranium and vanadium prices forced all mining activities throughout the district to cease about 1991. Mineralized materials from these projects have been successfully processed at the Company’s currently operating White Mesa Mill, and the now dismantled Uravan Mill (Umetco) and Moab Mill (Atlas).

Denison (previously named International Uranium Corporation, or “IUC”) began mining activities at the Pandora Property in 2006 and later from the Beaver shaft and La Sal decline. During the 2007 to 2013 time period, 446,000 tons of mineralized material were mined from the La Sal Complex and processed at the White Mesa Mill. This material had an average grade of 0.20% U3O8 and 1.02% V2O5 and contained 1,774,000 pounds of uranium and 9,098,000 pounds of vanadium.

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

Mineralization

The uranium- and vanadium-bearing minerals occur as fine-grained coatings on the detrital grains. They fill pore spaces between the sand grains, and they replace some carbonaceous material and detrital quartz and feldspar grains. The primary uranium mineral is uraninite (pitchblende) (UO2) with minor amounts of coffinite (USiO4OH). Montroseite (VOOH) is the primary vanadium mineral, along with vanadium clays and hydromica. Traces of metallic sulfides occur. In outcrops and shallow oxidized areas of older mines in the surrounding areas, the minerals now exposed are the calcium and potassium uranyl vanadates, tyuyamunite, and carnotite.

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

Mineral Resources Estimates

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

La Sal Mineral Resources – Uranium and Vanadium(1)(2)(3)(4)(5)

Classification	Zone	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Grade % V2O5	Pounds V2O5 (000)

La Sal Measured Resources (M)	Energy Queen	262	0.19%	971	0.97%	5,100
	Redd Block	336	0.19%	1,260	0.98%	6,615
	Beaver/La Sal	215	0.19%	800	0.98%	4,199
	Pandora	196	0.18%	701	0.94%	3,682
La Sal Indicated Resources (I)	Energy Queen	81	0.17%	268	0.87%	1,409
	Redd Block	35	0.07%	47	0.35%	249
	Beaver/La Sal	9	0.18%	33	0.96%	173
	Pandora	7	0.14%	19	0.73%	99
Total (M & I)		1,142	0.18%	4,100	0.94%	21,525
La Sal Inferred Resources	Energy Queen	43	0.09%	79	0.48%	417
	Redd Block	95	0.09%	171	0.47%	900
	Beaver/La Sal	29	0.11%	67	0.60%	352
	Pandora	18	0.12%	44	0.66%	232
Total Inferred Resources		185	0.10%	362	0.51%	1,902
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (2 ft. of 0.10% eU3O8).
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound U3O8 and a vanadium price of US$6.50 per pound V2O5.
(4)    The average V2O5:U3O8 ratio used for estimating the vanadium Mineral Resources is 5.25:1. This value was based on historical milling of the mineralized material at White Mesa Mill.
(5)    Numbers may not add due to rounding.

Present Condition of the Property and Work Completed to Date

Permanent structures existing at the Energy Queen Property include the head frame and a metal building containing an office, shop, showers, warehouse, and the hoist. The compressor is located in a separate building. One cased vertical ventilation hole was established into the underground working level. A small water treatment building and settling ponds are located on the San Juan County land in Section 5. In the past, water was treated with barium chloride to remove radium.

The Beaver and La Sal Properties are accessed through the La Sal decline with rubber-tired equipment. The principal shop, offices, and warehouse facilities used by all properties in the district are housed at the surface facilities of the La Sal decline. There are large fenced yards, as well as buildings for equipment and supply storage. It is used as a central receiving site for bulk and large orders, which are then distributed to the other Energy Fuels’ properties in the district and other parts of the region. The shop areas include facilities specific to electrical equipment, drills, mobile diesel equipment, and welding. Engineering, geology, safety, environmental, and supervisory and clerk offices are located here. There are also staff and underground crew’s dry rooms. Ample stockpile space is available for easy truck load-out for transporting mineralized material to the White Mesa Mill. Electrical lines and substations exist and are adequately sized for any future extraction potential of the Mineral Resources. The Beaver and La Sal Properties are dry, so no water treatment facilities are needed.

The surface infrastructure at the Beaver shaft location consists of the hoist house, hoist, and head frame. The shaft is 690 feet deep to the underground haulage level at the loading pockets top grizzlies, and 750 feet total depth. There are three pockets, two of 70-ton capacity and one of 90-ton capacity. This arrangement allows for separation of mineralized material and waste. The skips dump into a bin from which the mineralized material is trucked a short distance to a stockpile and subsequently loaded in to the trucks for haulage to the White Mesa Mill. The shaft conveyance system is certified for man trips, although the routine access for personnel is through the La Sal decline. Another building houses the compressors, which supply compressed air for the underground workings in the Beaver Project. Power lines and substations are in place. The Beaver Property is dry underground; therefore, no water treatment facilities exist.

Access into the Pandora Property is through a decline with rubber-tired equipment. Surface facilities here are less than at the other projects. They consist of a small office and shop buildings. A third building is used for storage of materials and equipment. Power lines exist to the property with enough capacity for the required load of potential future mining activities. The Pandora Property is dry underground.

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

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project, was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2017, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the La Sal Project during 2018, as described under the heading "Permitting," above. The Company is also conducting care and maintenance activities on the facilities at the various properties within the La Sal Project, in order to maintain them on standby, pending improvements in uranium prices. Energy Fuels has evaluated numerous targets for additional surface drilling at the La Sal Project. However, there are no plans to perform the drilling in 2018.

During 2018, the Company plans to rehabilitate the La Sal mine access decline, which has deteriorated during the last 5 years of standby status.

The Daneros Project

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

Unless otherwise stated concerning land tenure and permitting efforts, the following scientific and technical description of the Daneros Project is derived from a technical report titled “Updated Report on The Daneros Mine Project, San Juan County, Utah, U.S.A.,” dated March 2, 2018, prepared by Douglas C. Peters, Certified Professional Geologist, of Peters Geosciences, Golden, Colorado in accordance with NI 43-101 (the “Daneros Mine Technical Report”). The author of the Daneros Mine Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Daneros Mine Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Daneros Project does not have known reserves, and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction occurring as recently as 2012.

Project Description and Location
The Daneros Project is an underground project located in the Red Canyon portion of the White Canyon District in San Juan County, Utah, approximately 65 miles west of the White Mesa Mill. The Company holds a 100% interest in various groups of mining claims, including Daneros and adjoining historical sites, which can be developed in conjunction with the Daneros Project.
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

95
Radium King Road
Daneros Mine Portal
N
0
1
2
Miles

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
The project area is located along a north-south trending canyon, which is a tributary to Red Canyon, also known as Bullseye Canyon. The Red Canyon drainage flows westerly for approximately 25 miles to the Colorado River where it joins Lake Powell at the head of Good Hope Bay. The project portal area comprises steeply sloping, rocky ground and scree along the eastern slope of Bullseye Canyon. Very steep to vertical, and at times overhanging, cliffs 400 feet high rise from the slope about 250 feet above the portal.
Vegetation in the project area consists of sagebrush, juniper and piñon in the hills and slopes, while desert grasses, forbs, and shrubs are evident within the valley floors and on the mesa tops. Elevations in the region range from about 5,300 feet at the Fry Canyon townsite to over 7,000 feet on the surrounding mesa tops. The project portal is at about 5,750 feet above sea level.
Ownership
The Daneros Project is owned by the Company’s subsidiary EFR White Canyon Corp. The property consists of 141 unpatented mining claims located on federal land administered by the BLM in San Juan County, Utah, plus the State lease totaling approximately 3,072 acres. The property lies in Sections 1, (11, and 12 were dropped in 2014) T37S, R15E, SLM, Sections (4 dropped in 2014), 5, 6, 7, 8, (10, 11, 15, 17 dropped in 2014), and 18, T37S, R16E (and Section 31 and 33, T36S, R16E dropped in 2014).
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
A number of the claims bear production royalties. Claims hosting the Daneros deposit are subject to royalties ranging between 15% of "market value" of the mineralized material and 2.5% of gross proceeds as described in further detail in the Daneros Mine Technical report. Other claims are owned by the Company without encumbrances. The State lease carries the standard Utah royalty of 8% on uranium and 4% on vanadium.
Sufficient surface rights are in place for contemplated mining activities and waste storage. Since no milling activities are contemplated on the Daneros Project, no areas are required for tailings storage, heap leach pads, or processing plant sites.
Permitting
The primary permits required for mining activities at the Daneros Project include a mine permit issued by UDOGM and a Plan of Operations ("PO") approved by the BLM under the NEPA review process. UEC submitted a Plan of Operations for the Daneros Mine in 2008 that proposed a seven-year life of mine with production of up to 100,000 tons of mineralized material within a 4.5 acre disturbed area footprint. In 2012, the BLM issued an EA based on the 2008 PO that was subject to public review and comment. Following approval of the PO, an appeal was filed by Uranium Watch and associated environmental interest groups. The appeal was denied by the Utah BLM State office, then appealed to the Department of Interior Board of Land Appeals ("IBLA"), and denied by IBLA in September of 2012.
In early 2013, an amended PO and a Large Mine NOI were submitted to the BLM and UDOGM, respectively. The modified PO would allow production of up to 500,000 tons of mineralized material over a 20-year period and an expansion of the disturbed area footprint to 46 acres. An EA was issued for public comment in July 2016 and finalized by the BLM in late 2016. With the designation of the Bears Ears National Monument ("BENM") in December 2016, the BLM essentially suspended review while they considered if expanded mining operations, now adjacent to the monument, might adversely affect the monument. In September 2017 an updated EA that determined there would be no new impacts to the monument was forwarded to BLM Washington for approval. Since then, the BENM boundaries were modified by Presidential Executive Order, and the Daneros mine would be at least 15 miles from the nearest boundary. The EA, FONSI and PO amendment were issued by BLM on February 23, 2018. The Company expects approval of the NOI amendment later in 2018.
Daneros was initially permitted by the UDOGM under a Small Mine Permit approved in 2009. The Notice of Intent ("NOI") for a Large Mining permit was submitted to UDOGM in early 2013. In 2015 UDOGM concluded its technical and administrative reviews of the application. Approval of the NOI has been pending BLM approval of the EA and Decision Notice, which were issued on February 23, 2018, subject to certain specified requirements. As a result, the Company expects UDOGM approval of the modified PO and Large Mine permit within three to six months from the date of this Form 10-K.

Geological Setting
Major uranium deposits of the east-central Colorado Plateau district occur principally in two fluvial sandstone sequences. The older is located at or near the base of the Upper Triassic Chinle Formation and the other occurs in the Late Jurassic Salt Wash Member of the Morrison Formation. The main uranium-bearing unit at the Daneros Project and throughout the White Canyon district is the fluvial Shinarump Member, a basal, sandstone-conglomerate sequence deposited in a complex stream system, which unconformably overlies and locally scours into oxidized sedimentary units of the Moenkopi Formation.
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
History
The White Canyon mining district has a long history of exploration and mining. From 1949-1987 production from the district was 2,259,822 tons at an average grade of 0.24% U3O8 for a total of 11,069,032 pounds placing it second, behind Lisbon Valley, for uranium production from the Chinle Formation on the Colorado Plateau.
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
In 2011, Denison acquired all of the issued and outstanding shares of WCUL, including all of the shares of UEC. In June 2012, Energy Fuels acquired all of the issued and outstanding shares of WCUL as part of its acquisition of the U.S. Mining Division from Denison, which included the Daneros Project and all of the shares of UEC (which is now named EFR White Canyon Corp.). Denison, and then the Company, kept the project in operation using the same contractors (until placing it on standby in October 2012 after the Daneros Project Technical Report was written). During the 2009 to 2013 time period, 121,000 tons of mineralized material were mined at the Daneros Mine and processed at the White Mesa Mill. This material had an average grade of 0.26% U3O8 and contained 629,000 pounds of uranium.
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
Daneros Mineral Resources – Uranium(1)(2)(3)(4)(5)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Daneros Measured Resources (M)	---	---	---
Daneros Indicated Resources (I)	20	0.36%	142
Daneros Total (M & I)	20	0.36%	142
Daneros Inferred Resources	7	0.37%	52
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium cut-off grade of 0.23% eU3O8.
(3)    Mineral Resources are estimated using a long-term uranium price of US$55 per pound.
(4)    Numbers may not add due to rounding.
(5)    This Mineral Resource accounts for all material mined through October 2012, when Daneros was placed on Standby.
Additional Historical Resources
The Daneros property contains three historical mines, which produced in the early days of mining in the White Canyon District. These mines are the Lark/Bullseye, the Royal and the Spook. An historical resource estimate for the Lark mine was completed by UP&L in 1974. UP&L estimated that the Lark mine contained approximately 45,000 tons at a grade of 0.30% U3O8 for 265,000 pounds of uranium. This historical resource estimate is based on both surface and underground long-hole drilling. Areas of influence are defined by connecting surface holes that are less than 100 ft. apart and to the mineralized extent of a long hole.

Peters Geosciences and the Company do not consider this historical resource estimate to be current mineral resources or reserves as defined under NI 43-101. Energy Fuels has only reviewed a limited number of data in connection with this historical estimate. Readers should be cautioned that a qualified person has not done sufficient work to classify this historical estimate as a current estimate of mineral resources or mineral reserves in accordance with NI 43-101.  This historical resource estimate was classified as "Indicated Resources." However, this category was applied without using applicable mining standards and economics, and should not be considered reserves by industry definition.  The Company believes this historical estimate is relevant and reliable, as the methodology was well documented and utilized industry standard practice.  However, the methodologies used do not reflect current best industry practices.  The Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource.  Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.
Present Condition of Property and Work Completed to Date

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

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2017, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

We are maintaining the project on care and maintenance. Additional permitting is ongoing as described above. Energy Fuels has reviewed the remaining resources and has evaluated prospective areas for future exploration drilling. There are no plans to perform any drilling in 2018.

Non-Material Mineral Properties

This section describes certain non-material mineral properties held by the Company. As these projects are not considered material to the Company's business, the Company may choose to pursue or to take under consideration the potential sale, joint venture, trade or other transaction involving one or more of these projects.

We hold the following non-material mineral properties:

Other ISR Projects

The Company's Properties located in the Powder River Basin, Wyoming, are as follows:

N
0 10 20 40
Miles
Nichols Ranch
Reno Creek
Arkose
Sheep Mountain
Riverton
Lander
Casper
North Platte River
Rawlins
Rock Springs
Laramie
Cheyenne
WYOMING
COLORADO
25
26
20
789
220
18
287
30
80
85
Material Property
Non-Material Property
Copyright:© 2014 Esri

Our properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 12,480 acres owned 100% by the Company through its wholly owned subsidiary, Uranerz. These properties include: the North Rolling Pin Property, the Reno Creek Property, the West North Butte Property, and the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, and Niles Ranch properties. The Company, through Uranerz, also holds an 81% interest in the Arkose Joint Venture, which holds an additional 42,952 acres in the Powder River Basin.

In general, these ISR projects are located in basins containing sandstones of Tertiary age with known uranium mineralization. Limited exploration was conducted by Uranerz on each project except for Verna Ann and Niles Ranch.

The Reno Creek Property consists of three unpatented lode mining claims, 18 mineral leases, and three surface use agreements. The project area covers approximately 1,332.57 acres. The fee land in the project is covered by mineral leases, some of which have annual payments and some of which are paid up leases. The mineral leases have primary terms of 10 years and can be held by production (as defined in the leases). Some of the mineral leases will expire in 2018 and 2019; however the leases generally enable the Company to extend the term of such leases, which the Company has done or intends to do. The fee surface is covered by three Surface Use Agreements, which include damage payments paid on an annual basis. Sixteen of the mining leases have a two-tier royalty based on the price of U3O8 at the time of sale, which is 6% for a U3O8 price less than $45.00 per pound or 8% for a U3O8 price equal to or greater than $45.00 per pound. Two of these leases have a flat 8% of the total gross proceeds. Access to the project is off of Highway 387, which runs through the northern end of the project area. A technical report titled “Technical Report, Reno Creek Property, Campbell County, Wyoming, U.S.A.” dated October 13, 2010, was prepared by Douglass Graves, P.E. of Trec, Inc., in accordance with NI 43-101 (the “Reno Creek Technical Report”). Mr. Graves is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. The Reno Creek Technical Report is available on SEDAR at www.sedar.com. The Reno Creek Technical Report reports the following mineral resources calculated in accordance with NI 43-101. None of these resources are reserves within the meaning of SEC Industry Guide 7. In November 2017, the Company announced that it had entered into an agreement to sell the Reno Creek Property to Uranium Energy Corp. (see 2017 Corporate Developments, above).

Reno Creek Mineral Resources - Uranium(1)(2)(3)(4)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Reno Creek Measured Resources (M)	2,281	0.061%	2,782
Reno Creek Indicated Resources (I)	1,550	0.049%	1,511
Reno Creek Total (M & I)	3,831	0.056%	4,293
Reno Creek Inferred Resources	190	0.037%	142
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (minimum grade of 0.03% eU3O8 or minimum thickness of 1 foot).
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound U3O8.
(4)    Numbers may not add due to rounding.

Wholly-owned Powder River Basin ISR Mineral Resources

Through its wholly owned subsidiary, Uranerz, the Company owns properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, comprising a total of 19,801 acres. These properties include: the North Rolling Pin Property, the West North Butte Property, and the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, and Niles Ranch properties.

The North Rolling Pin property is discussed in the “Technical Report West North Butte Satellite Properties Campbell County, Wyoming, U.S.A.”, dated December 9, 2008, prepared by Douglas H. Graves of TREC, Inc. and Don R. Woody of Woody Enterprises and is available on SEDAR at www.sedar.com. Mr. Graves and Mr. Woody are “qualified persons” and are “independent” of the Company within the meaning of NI 43-101. The West North Butte satellite properties include West North Butte, East North Butte, and Willow Creek, and are described in the Technical Report titled “Technical Report North Rolling Pin Property Campbell County, Wyoming, U.S.A.” dated June 4, 2010, prepared by Douglas H. Graves of TREC, Inc. and is available on SEDAR at www.sedar.com. Mr. Graves is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101.

Except as noted, the following description of these properties is based on the foregoing technical reports.

Wholly-owned Powder River Basin ISR Mineral Resources(1)(2)(3)(4)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Powder River Basin Measured Resources (M)	North Rolling Pin	310	0.062%	387
Powder River Basin Indicated Resources (I)	North Rolling Pin	272	0.051%	278
	West North Butte	926	0.153%	2,837
Total (M & I)		1,508	0.116%	3,502
Powder River Basin Inferred Resources	North Rolling Pin	39	0.042%	33
	West North Butte	1,117	0.120%	2,682
Total Inferred Resources		1,156	0.117%	2,714
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) of 0.20 G.T.
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound U3O8.
(4)    Numbers may not add due to rounding.

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

The Arkose Mining Venture includes the following property units on which Uranerz has conducted exploration:

•	North Jane *

•	South Doughstick

•	Cedar Canyon

•	East Buck

•	South Collins Draw

•	Sand Rock

•	Little Butte

•	Beecher Draw

•	Monument

•	Stage

*Now included in the Nichols Ranch Project as part of the Jane Dough Property.

Except as noted, the following description of the Arkose Joint Venture properties is based on a technical report titled “Arkose Uranium Project Mineral Resource and Exploration Target, 43-101 Technical Report” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Inc. in accordance with NI 43-101 (the “Arkose Technical Report”). Mr. Beahm is a “qualified person” and is

“independent” of the Company within the meaning of NI 43-101. The Arkose Technical Report is available on SEDAR at www.sedar.com.

In September of 2016 the Arkose Joint Venture elected to forfeit 190 unpatented lode mining claims covering 3,925 acres from its Kermit property and 144 claims covering 2,975 acres from its Lone Bull property, which constitute all of the Arkose claims in those projects. In addition, four mineral leases comprising 592 acres in the East Buck project were allowed to expire in 2016 without attempting to negotiate extensions to those leases. In 2017, several mineral leases in the Monument, Cedar Canyon, Sand Rock, East Buck and House Creek projects were allowed to expire; however, the Company does not expect the expiry of those property interests to materially affect our ability to continue exploration and extraction activities on our properties.

The Arkose Joint Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows as of December 31, 2017:

Property Composition	Ownership Interest(1)	Number of Claims/Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	81%	1,338	26,523
State Leases	81%	3	2,080
Fee (private) Mineral Leases	81%	54	10,498
TOTAL		1,395	39,101
Notes:
(1)    Subject to royalties.

Arkose JV-owned Powder River Basin ISR Mineral Resources

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds eU3O8 (000)(5)

Arkose JV Measured Resources (M)	---	---	---	---	---
Arkose JV Indicated Resources (I)	---	---	---	---	---
Total (M & I)		---	---	---	---
Arkose JV Inferred Resources	East Buck	656	0.110%	1.436	1,163
	Little Butte	1,021	0.090%	1.752	1,419
	Sand Rock	184	0.100%	381	309
	South Doughstick	197	0.130%	497	402
Total Inferred Resources		2,058	0.099%	4,066	3,293
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for the Arkose JV are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (minimum grade of 0.02% eU3O8).
(3)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound.
(4)    Numbers may not add due to rounding.
(5)    “Energy Fuels Pounds” represent the 81% Company share of the Arkose Mining Venture properties.

Other Conventional Projects

Arizona Strip

Material Project
Non-Material Project
Kanab
89
UTAH
ARIZONA
Fredonia
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
Colorado River
89
160
Wate
N
0
5
10
20
Miles
Canyon
180
Copyright:© 2014 Esri

The Pinenut Project is currently in reclamation. Mineral extraction at our Arizona 1 Project commenced in December 2009, and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the evaluation stage. Permitting at the Wate Project and the EZ Project is currently on hold. A description of the Wate Project can be found in the NI 43-101 report titled “NI 43-101 Technical Report on Resources Wate Uranium Breccia Pipe-Northern Arizona, USA” dated March 10, 2015, prepared by Allan Moran and Frank A. Daviess of SRK Consulting (U.S.) Inc. and available on www.sedar.com and on EDGAR at www.sec.gov. The EZ Project is described in the technical report titled “Technical Report on the EZ1 and EZ2 Breccia Pipes, Arizona Strip District, U.S.A.” dated June 27, 2012, prepared by David A. Ross and Christopher Moreton of Roscoe Postle Associates and available on www.sedar.com and on EDGAR at www.sec.gov.

Other Arizona Strip Properties Mineral Resources – Uranium(1)(4)(5)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Arizona Strip Measured Resources (M)	---	---	---	---
Arizona Strip Indicated Resources (I)	---	---	---	---
Total (M & I)		---	---	---
Arizona Strip Inferred Resources	Wate(2)	71	0.79%	1,118
	EZ1 and EZ2(3)	224	0.47%	2,105
Total Inferred Resources		295	0.55%	3,223

Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Wate are estimated at a uranium cut-off grade of 0.15% eU3O8 and for EZ1 and EZ2 are estimated at a uranium cut-off grade of 0.20% eU3O8.
(3)    Mineral Resources for Wate are estimated using a long-term uranium price of US$38 per pound U3O8, and for EZ1 and EZ2 are estimated using a long-term uranium price of US$53 per pound U3O8.
(4)    The Mineral Resources do not include any remaining resources for Arizona 1, because those given in the “Technical Report on the Arizona Strip Uranium Project, Arizona, U.S.A.” dated June 27, 2012 do not adequately address changes to the resource as a result of mining and the addition of potential additional mineralization as a result of underground drilling associated with mining activities.
(5)    Numbers may not add due to rounding.

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. It is maintained so that it can be restarted with little relative effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned for 2018.

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah,” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, and available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008, and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2018.

The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990’s. Calliham ceased production due to low uranium prices. It consists of two fee mineral leases covering about 960 acres (Calliham and Crain) and a Utah State lease of 640 acres. A third fee mineral lease (Skidmore) has been terminated since the preparation of the Technical Report "Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A." dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences. No exploration is planned for 2018.

Other Colorado Plateau Properties Mineral Resources – Uranium and Vanadium(1)(5)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Grade % V2O5	Pounds V2O5 (000)

Colorado Plateau Measured Resources (M)	Sage Plain(2)(4)	240	0.16%	772	1.32%	6,350
Colorado Plateau Indicated Resources (I)	Sage Plain(2)(4)	13	0.10%	26	0.77%	199
	Whirlwind(3)	188	0.29%	1,095	0.96%	3,598
Total (M & I)		441	0.21%	1,894	1.15%	10,147
Colorado Plateau Inferred Resources	Sage Plain(2)(4)	10	0.13%	25	0.94%	188
	Whirlwind(3)	437	0.23%	2,000	0.74%	6,472
Total Inferred Resources		447	0.23%	2,025	0.74%	6,660
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Sage Plain are estimated at a uranium cut-off grade of 0.10% eU3O8. This cut-off grade is based on using a long-term uranium price of US$63 per pound U3O8 and a vanadium price of US$6.75 per pound V2O5.Where vanadium assay data is available, that information is used to estimate the vanadium Mineral Resource. Where assay data is not available an average V2O5:U3O8 ratio of 8.6:1 is used to estimate the vanadium Mineral Resource.
(3)    Mineral Resources for Whirlwind are estimated at a uranium cut-off grade of 0.06% eU3O8. This cut-off grade is based on using a long-term uranium price of US$77.50 per pound U3O8 and a vanadium price of US$7.50 per pound V2O5. Vanadium grades are based on assays where taken, and otherwise estimated at the average V2O5:U3O8 ratio of 3.24:1.
(4)    The Mineral Resources given for Sage Plain differ from those given in the “Updated Technical Report on Sage Plain Project (Including the Calliham Mine), San Juan County, Utah, U.S.A.” dated March 18, 2015. The Skidmore Lease portion of the property was dropped in 2016 and that Mineral Resource has been subtracted from that shown in the table.
(5)    Numbers may not add due to rounding.

Exploration Properties

Department of Energy (DOE) Lease Tracts

We currently hold eight DOE uranium leases in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completes a full EIS on its Uranium Leasing Program. The Final EIS was made available and the Record of Decision was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the law suit. However, the DOE has not yet petitioned the Court to remove the stay on the leases; therefore, we have no plans for any additional exploration work in 2018. Prior to the 2011 stay, we conducted drilling on CM-24 and G-26.

Dropped Properties

The HC Claims (Calamity Mesa) and Torbyn Claims (Tenderfoot Mesa) were dropped by the Company during 2017. Neither property contained NI 43-101 compliant Mineral Resources.

ITEM 3. LEGAL PROCEEDINGS
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In November 2012, the Company was served with a Plaintiff’s Original Petition and Jury Demand in the District Court of Harris County, Texas, claiming unspecified damages from the disease and injuries resulting from mesothelioma from exposure to asbestos, which the Plaintiff claims was contributed to by being exposed to asbestos products and dust while working at the White Mesa Mill. The Company does not consider this claim to have any merit, and therefore does not believe it will materially affect our financial position, results of operations or cash flows. In January, 2013, the Company filed a Special Appearance challenging jurisdiction and certain other procedural matters relating to this claim. This action was dismissed on February 21, 2018 and the matter is now finished.
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
In April 2014, the Grand Canyon Trust filed a citizen suit in federal District Court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the Court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleged that radon from one of the Mill’s tailings impoundments exceeded the standard; that the mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asked the Court to impose injunctive relief, civil penalties of up to $37,500 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. Cross motions for summary judgment were heard by the District Court on November 17, 2016. On September 15, 2017, the Court issued its order in favor of the Company on all counts and dismissing the plaintiffs motions. This decision was not appealed by the plaintiffs, and the matter is now finished.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On February 21, 2018, the Court of Appeals ordered the Defendants and the Company to file a response to the Canyon Plaintiffs' petition for a rehearing en banc. If a rehearing is granted and the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.

ITEM 4. MINE SAFETY DISCLOSURE
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Energy Fuels’ Common Shares are listed and traded on the NYSE American under the symbol “UUUU” and on the TSX under the symbol “EFR.” The following table sets forth, for the calendar quarters indicated, the high and low sales price per common share of Energy Fuels, in each case as reported on the NYSE American and the TSX. In addition, the table sets forth the quarterly cash dividends per share declared by Energy Fuels with respect to its Common Shares.

	Energy Fuels NYSE American			Energy Fuels TSX
	(US Dollars)			(Canadian Dollars)
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
2017
First Quarter	$2.66	$1.73	$—	$3.47	$2.32	$—
Second Quarter	$2.25	$1.48	$—	$3.00	$1.98	$—
Third Quarter	$1.85	$1.58	$—	$2.33	$1.99	$—
Fourth Quarter	$2.03	$1.30	$—	$2.64	$1.66	$—
2016
First Quarter	$2.96	$1.96	$—	$4.04	$2.83	$—
Second Quarter	$2.70	$2.10	$—	$3.46	$2.73	$—
Third Quarter	$2.56	$1.51	$—	$3.28	$2.01	$—
Fourth Quarter	$2.37	$1.30	$—	$2.40	$1.76	$—
As of March 8, 2018, the closing bid quotation for our Common Shares was $1.58 per share as quoted by the NYSE American.
As of March 8, 2018, Energy Fuels had 75,739,978 Common Shares issued and outstanding, held by approximately 50,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Securities
During 2017, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.

Equity Compensation Plan Information
The following table provides information as of December 31, 2017, concerning stock options and restricted stock units (“RSU’s”) outstanding pursuant to our 2015 Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (USD)	Number of Common Shares remaining available for future issuance
Energy Fuels Omnibus Equity Incentive Compensation Plan (1)(2)	3,159,945	$3.63	4,276,738
Uranerz Replacement Options	778,379	$5.84	Nil
Total (1)(2)	3,938,324	$5.80	4,276,738
Notes:
(1) Includes 1,250,468 stock options and 1,909,477 restricted stock units. Each restricted stock unit vests as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each restricted stock unit entitles the holder to receive one common share without any additional payment.
(2) 1,909,477 restricted stock units have been excluded from the weighted average exercise price because there is no exercise price.
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
Stock Performance Graph
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels common shares beginning on December 31, 2012, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Ur-Energy, Peninsula Energy, Berkeley Energia, Toro Energy, Uranium Energy Corp., Paladin Energy, UEX Corp., Denison Mines Corp., URI, and Energy Resources of Australia. The chart shows yearly performance marks over a five year period. This performance chart assumes: (1) $100 was invested on December 31, 2012 in Energy Fuels common shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2012 - December 31, 2017)
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2012
2013
2014
2015
2016
2017
Energy Fuels
Russell 2000 Index
NYSE American Natural Resources Index
NYSE Composite Index
NASDAQ Composite - Total Returns
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
Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the TSX and NYSE American) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such Non-Resident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of Common Shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.
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
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data about Energy Fuels for the last five years is set forth in the table below. You should read the data in the table in conjunction with the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes set forth in Item 8, “Financial Statements and Supplementary Data.”

	At December 31
	2017	2016	2015	2014	2013
Total assets ($000s)	$185,338	$196,457	$192,280	$128,589	$216,781
Total long-term obligations ($000s)	$48,175	$46,487	$38,937	$21,348	$26,539

	For the year ended December 31
	2017	2016	2015	2014	2013
Sales ($000s)	31,046	$54,552	$61,351	$46,253	$64,321
Net loss ($000s)	$(27,990)	$(39,864)	$(82,357)	$(86,635)	$(36,590)
Basic and diluted loss per share	$(0.39)	$(0.70)	$(2.46)	$(4.41)	$(2.27)
Dividends per share	Nil	Nil	Nil	Nil	Nil
Impairment of plant and equipment and mineral properties	$—	$—	$(8,224)	$(80,071)	$—
Impairment of assets held for sale	$(3,799)	$—	$—	$—	$—
Impairment losses on goodwill	$—	$—	$(47,730)	$—	$—
Note: Over the five years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, "Description of Business; Development of the Business - Major Transactions over the Past Five Years" above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2017 and the related notes thereto. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”
Outlook
Overview
Operations and Sales Outlook Overview
The Company plans to extract and/or recover uranium from the following sources in 2018 (each of which is more fully described below):

•	Nichols Ranch Project

•	Alternate Feed Materials

•	Pond Return at the White Mesa Mill
Our planned operations, together with our existing inventories, are expected to produce finished uranium in excess of our existing sales contracts.
In response to continued uranium price weakness and market uncertainty and, until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company will keep the Alta Mesa Project and its conventional mining properties on standby. The Company is also seeking new sources of revenue, including new sources of alternate feed materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions, largely unrelated to uranium sales prices, as well as evaluating the possibility of recovering vanadium from existing pond solutions at the White Mesa Mill.
In addition, the Company is continuing to manage its activities and assets conservatively and maintaining its substantial uranium resource base and ISR and conventional uranium extraction and recovery capabilities. Shaft sinking at the Canyon Project has been completed and all field activities will be completed by mid-2018, with only engineering, procurement and construction management activities expected to continue through 2018. The Company will continue cost-cutting measures in 2018.
The Company will also continue its support of the Trade Petition discussed below, and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
The Company recovered approximately 1,570,000 pounds of U3O8 during the year ended December 31, 2017, of which 624,000 pounds were for the account of the Company and the remainder were for the accounts of third parties under various alternate feed toll processing and other arrangements. The Company expects to produce 460,000 to 520,000 pounds of U3O8 in the year ending December 31, 2018 for its own account.
The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in its existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at reduced levels until such time as market conditions improve sufficiently.
ISR Activities
We extracted and recovered approximately 259,000 pounds of U3O8 from Nichols Ranch for the year ended December 31, 2017. The Company expects to produce approximately 140,000 to 160,000 pounds of U3O8 in the year ending December 31, 2018 from Nichols Ranch.
At December 31, 2017, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer development of further header houses at its Nichols Ranch Project and to keep the Alta Mesa Project on standby.

Permitting of the Jane Dough Property adjacent to the Nichols Ranch Project was completed in 2017, which is well in advance of our need to begin wellfield construction and production at that property. Also, the Hank Project is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Conventional Activities
Conventional Extraction and Recovery Activities
The White Mesa Mill recovered approximately 1,312,000 pounds of U3O8 during the year ended December 31, 2017, primarily from alternate feed materials and from dissolved uranium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). Of these 1,312,000 pounds of U3O8, 366,000 pounds were for the account of the Company and the remainder were for the accounts of third parties under various alternate feed toll processing and other arrangements.
During the year ending December 31, 2018, the Company expects to recover approximately 320,000 to 360,000 pounds of U3O8 at the White Mesa Mill for its own account. All of this uranium is expected to be from alternate feed materials and Pond Return. In addition, during 2018, the Company expects to recover additional uranium for the accounts of third parties under various alternate feed toll processing and other arrangements, returning all finished uranium product from those activities to the generators of the feed materials. The fees from those toll processing and other arrangements are expected to cover the Company's processing costs relating to those activities and to provide the Company with a reasonable margin.
The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned processing activities will keep the Mill in operation through the end of 2018. The Company is also actively pursuing opportunities to process new and additional alternate feed sources, low grade ore from third parties in connection with various uranium clean-up requirements, further recovery of Pond Return, and is also evaluating the possibility of recovering vanadium from existing pond solutions. Successful results from these activities would allow the Mill to extend the 2018 campaign into 2019 and beyond.
However, in the event we are unable at any time to secure sufficient feed sources to justify full operation of the Mill through 2018 or at any time thereafter, the Company would expect to place uranium recovery activities at the Mill on standby at that time, until sufficient mill feed becomes available. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or that would result in all or a portion of the Mill's standby costs being recovered.
Conventional Evaluation, Permitting and Standby Activities
The Company has completed shaft sinking at the Canyon Project, along with underground drilling to further evaluate the deposit. On October 10, 2017, the Company filed an NI 43-101 report updating its resource estimate for the Canyon Project. The updated resource estimate significantly increased the pounds of uranium contained in the Canyon Project over previously reported estimates. It also upgraded a large portion of the resources from the inferred category to the measured and indicated categories, and quantified significant copper resources. The Company believes it has identified reasonable options for processing these copper resources at its White Mesa Mill as a by-product with uranium. If successful, the recovered copper would provide a credit that would effectively lower the U3O8 production cost per pound at the mine.
During 2018, the Company plans to complete the construction of the main mine sump at the Canyon Project before mid-year 2018, after which time all field activities will have been completed. The Company plans to continue to carry out engineering, procurement and construction management activities in 2018, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.
The Company is selectively advancing certain permits at its other major conventional uranium projects. The Company plans to continue the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently now scheduled to be completed in 2019. The Company will also maintain required permits at the Company’s conventional standby projects including the La Sal Project and the Daneros Project. In January 2017, the Company obtained the necessary permits to mine the open pit and underground resources of its Sheep Mountain Project in Wyoming. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. A number of the Company’s conventional mines also have substantial vanadium resources which the Company is currently evaluating, particularly with the recent increases in vanadium prices to over $13 per pound.

Cost Cutting Measures
During 2017, the Company engaged in significant cost-cutting measures. We reduced our total number of employees from 195 in 2016 to an estimated 108 for 2018, representing a reduction of approximately 45% since 2016. Further, since 2016, the Company has streamlined its executive management team, including recently announced management changes, by reducing the number of its senior executive officers from six to three, representing a reduction of 50%, and a significant reduction in general and administrative expenses. The Company has also significantly reduced its land holding costs, while maintaining its core properties and resource base. Since 2014, annual land holding costs have been reduced at our conventional properties by approximately 59% from $1.12 million in 2014 to $0.46 million in 2017, and since 2015 we have reduced expenditures related to our Wyoming ISR properties by approximately 43% from approximately $1.77 million in 2015 to $1.01 million in 2017. Finally, since the beginning of 2016, the Company has sold or entered into agreements to sell surplus equipment and other assets as well as non-core mineral properties for total proceeds to the Company of approximately $6.44 million. The Company will continue to pursue additional cost cutting initiatives, including further reductions in the scope of certain development initiatives, the potential sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.
Sales
During the year ended December 31, 2017, the Company completed sales under its existing contracts of 520,000 pounds of U3O8, including 320,000 pounds under three long-term contracts and 200,000 pounds under a spot contract. Of these deliveries, 120,000 pounds represent the final deliveries under one of these contracts.
The Company has four remaining contracts, which require deliveries of 650,000 pounds of U3O8 in 2018. Of the 650,000 pounds of expected sales in 2018, 400,000 pounds are being sold pursuant to two long-term contracts with a fixed price of $61.30 per pound, 50,000 pounds are being sold pursuant to a contract having a fixed price of $24.75 per pound, and 200,000 pounds are being sold at a 0.5% discount to spot prices in effect at the times of delivery. Of the long-term contract deliveries, the 400,000 pounds to be delivered in 2018 represent the final deliveries under all sales contracts. The Company expects to have sufficient existing inventory or uranium recovery to meet all of its commitments to sell these 650,000 pounds of uranium in 2018.
The Company is monitoring market conditions for additional sales opportunities, as it currently has no further contracts for the sale of uranium following its 2018 deliveries. Selective additional spot sales may be made in 2018 as necessary to generate cash for operations and development activities.
The Company also continues to pursue new sources of revenue, including additional alternate feed materials and other sources of feed for the White Mesa Mill.
Trade Petition
In January 2018, the Company participated in the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security. The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action during 2018. It should be noted, however, that there can be no certainty of the outcome of the petition, and therefore the outcome of this process is uncertain.

Results of Operations

The following table summarizes the results of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands of dollars):

	Years ended December 31,
	2017	2016	2015
Revenues
Uranium concentrates	$24,467	$54,432	$60,696
Alternate feed materials processing and other	6,579	120	655
Total revenues	31,046	54,552	61,351
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	14,676	35,315	37,384
Costs and expenses applicable to alternate feed materials and other	4,729	138	233
Total costs and expenses applicable to revenue	19,405	35,453	37,617
Impairment of inventories	3,305	5,362	—
Gross Profit	8,336	13,737	23,734

Other operating costs and expenses
Development, permitting and land holding	8,821	21,118	8,762
Standby costs	3,659	10,234	10,765
Abandonment of mineral properties	287	1,036	2,770
Impairment of assets held for sale	3,799	—	—
Accretion of asset retirement obligation	1,733	906	494
Total other operating costs and expenses	18,299	33,294	22,791

Selling, general & administration
Selling costs	275	379	316
Intangible asset amortization	3,297	3,319	5,364
General and administration	14,923	15,519	12,325
Costs directly attributable to acquisitions	—	—	6,886
Total selling, general & administration	18,495	19,217	24,891

Operating loss before impairment	(28,458)	(38,774)	(23,948)
Impairment of goodwill and property, plant and equipment
Impairment of property, plant and equipment and mineral properties	—	—	8,224
Impairment of goodwill	—	—	47,730
Impairment	—	—	55,954

Total Operating Loss	(28,458)	(38,774)	(79,902)
Interest expense	(2,101)	(2,289)	(2,035)
Other income (expense)	2,569	1,199	(420)
Income tax expense	—	—	—
Net loss	$(27,990)	$(39,864)	$(82,357)

Basic and diluted loss per share	$(0.39)	$(0.70)	$(2.46)
Results of Operations
Year ended December 31, 2017 compared to year ended December 31, 2016
For the year ended December 31, 2017 the Company recorded a net loss of $27.99 million or $0.39 per share compared with a loss of $39.86 million or $0.70 per share for the year ended December 31, 2016.

For the year ended December 31, 2017, the Company recorded an operating loss before impairment of $28.46 million compared with an operating loss before impairment of $38.77 million for the year ended December 31, 2016.
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the year ended December 31, 2017 totaled $31.05 million compared with $54.55 million in the year ended December 31, 2016.
Revenues for the year ended December 31, 2017 totaled $31.05 million, of which $24.47 million were sales of 520,000 pounds of U3O8, which included the sale of 320,000 pounds of U3O8 pursuant to term contracts at an average price of $62.72 per pound and the sale of 200,000 pounds of U3O8 into contracts based on spot market prices at an average price of $21.99 per pound.
Revenues for the year ended December 31, 2016 totaled $54.55 million, of which $54.43 million were sales of 1,147,933 pounds of U3O8, which included the sale of 850,000 pounds of U3O8 pursuant to term contracts at an average price of $56.64 per pound and the sale of 297,933 pounds of U3O8 based on spot market prices at an average price of $21.10 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2017, the Company recovered 1,570,000 pounds of U3O8 of which 624,000 pounds were for the Company's own account and 946,000 pounds were for the account of a tolling customer. Of the 624,000 pounds recovered for its own account, 365,000 pounds were from alternate feed sources and 259,000 pounds were from ISR recovery activities.

In the year ended December 31, 2016, the Company recovered 1,015,000 pounds of U3O8 for its own account. Of the 1,015,000 pounds recovered, 335,000 pounds were from the Company's ISR recovery activities and 680,000 pounds were from the Company's Conventional recovery activities. The Conventional recovery activities included recovery of 249,000 pounds from alternate feed sources and 431,000 pounds from conventional feed material.
Costs and expenses applicable to revenue for the year ended December 31, 2017 totaled $19.41 million, compared with $35.45 million for the year ended December 31, 2016. Included in cost and expenses applicable to revenue is $4.73 million related to toll processing and other (2016 - $0.14 million). The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above partially offet by an increase in toll processing and other. Costs of goods sold averaged $28.22 per pound and $30.88 per pound in the years ended December 31, 2017 and 2016, respectively.
Other Operating Costs and Expenses
Development, permitting and land holding
For the year ended December 31, 2017, the Company spent $8.82 million for development of the Canyon Mine, construction of a wellfield and a header house at the Nichols Ranch Project, and permitting and land holding costs related to these and other projects. While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7. For the year ended December 31, 2016, we spent $21.12 million for development of the Canyon Mine, replacement of leach tanks for the processing of mineralized material at the White Mesa Mill, construction of three wellfields and header houses, the completion of the elution plant at the Nichols Ranch Project, and permitting and land holding costs related to these and other projects.
Standby expense
The Company’s La Sal and Daneros Projects were placed on standby in 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2015 and 2016, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the year ended December 31, 2017, standby costs totaled $3.66 million compared with $10.23 million in the prior year. The decrease is primarily related to decreased standby costs incurred due to toll milling activities at the White Mesa Mill during 2017. In 2018 the White Mesa Mill may operate at lower levels of uranium recovery, and excess costs will again be expensed to standby.

Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. From time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the year ended December 31, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $0.29 million compared with $1.04 million for the year ended December 31, 2016.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2017 $1.73 million compared with the prior year $0.91 million primarily due to including a full year of accretion of the Alta Mesa Project which was acquired in June of 2016.
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $18.50 million for the year ended December 31, 2017 compared to $19.22 million for the year ended December 31, 2016. The decrease is a result of the Company's cost cutting measures partially offset by an increase in share based compensation.
Impairment
The Company, at each reporting date, in accordance with its accounting policy, carries out a review and evaluation of its long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s estimate of the long term uranium price is one of the factors used to assess whether there is an indication of impairment.  The quoted market prices of uranium have fluctuated significantly in the past few years; however, at December 31, 2017, the Company believes the long-term outlook of the uranium industry is positive and expects uranium prices to exceed $60.00 per pound in the future.  Accordingly, based on review of our assets including the long-term outlook of the uranium industry, at December 31, 2017, we did not identify any change in circumstances that the carrying amounts of our long-lived assets may not be recoverable. Future uranium prices are uncertain and in the event uranium prices do not meet the Company's expectations, we may have impairments in the future and such impairments may be material. The Company reached the same conclusion in the year ended December 31, 2016.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2017 was $2.10 million compared with $2.29 million in the prior year due to lower principal amounts from the Wyoming revenue bond loan and the put option conversion of the convertible debentures.
Other income and expense
For the year ended December 31, 2017, other income and expense totaled $2.57 million income. These amounts consist of sales of surplus assets of $1.91 million, a gain for the change in fair value of derivative liabilities of $$0.78 million, a $0.51 million increase in the value of investments accounted at fair value, gains in miscellaneous items of $0.14 million and interest income of $0.16 million partially offset by loss in the mark-to-market values of the Company's debentures of $0.94 million.
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
Sales related to the Conventional uranium activities totaled 847,933 pounds of U3O8, of which 750,000 pounds of U3O8 were under long-term contracts at an average price of $54.86 and 97,933 pounds of U3O8 were from spot sales at a price of $26.74 per pound. Included in the sales under contract for the for the year ended December 31, 2016 were 600,000 pounds of U3O8, which were the final contractual deliveries under one of our sales contracts.
Sales related to the ISR uranium activities totaled 300,000 pounds of U3O8, of which 100,000 pounds of U3O8 were under long-term contracts at an average price of $70.00 and 200,000 pounds of U3O8 were based on spot sales prices at a price of $18.34 per pound.
Revenues for the year ended December 31, 2015 totaled $61.35 million, of which $60.70 million were sales of 1,075,000 pounds of U3O8, which included the sale of 1,025,000 pounds of U3O8 pursuant to term contracts at an average price of $57.39 per pound and the sale of 50,000 pounds of U3O8 on the spot market at a price of $37.35 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2016, the Company recovered 1,015,000 pounds of U3O8 of which 335,000 pounds were from the Company's ISR uranium activities and 680,000 pounds were from the Company's Conventional uranium activities. The Conventional uranium activities included recovery of 249,000 pounds from alternate feed sources and 431,000 pounds from conventional feed material.
In the year ended December 31, 2015, the Company recovered 468,000 pounds of U3O8 of which 72,000 pounds of U3O8 were for the account of a third party under processing agreements. Uranium recovered for its own account included approximately 172,000 pounds from its new ISR uranium activities for the period from acquisition (June 18, 2015 through December 31, 2015), 199,000 pounds from alternate feed sources and 25,000 pounds from conventional feed material from our Conventional uranium activities.
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
Other operating costs and expenses
Development, permitting and land holding
For the year ended December 31, 2016, the Company spent $21.12 million for development of the Canyon Mine, replacement of leach tanks for the processing of mineralized material at the White Mesa Mill, construction of three wellfields and header houses and the completion of the elution plant at the Nichols Ranch Project and permitting and land holding costs related to these and other projects. While we expect the amounts expensed relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7. For the year ended December 31, 2015, we spent $8.76 million primarily on permitting, wellfield construction and partial construction of the elution circuit at our Nichols Ranch Project.
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

For the year ended December 31, 2016, standby costs totaled $10.23 million compared with $10.77 million in the prior year. The decrease is primarily related to decreased standby costs at the White Mesa Mill partially offset by holding costs for Alta Mesa. The White Mesa Mill operated a conventional campaign during third quarter of 2016 which resulted in a decreased amount of time the White Mesa Mill was on standby and higher uranium recovery levels.
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

LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past six years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the US Mining Division of Denison, in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
We intend to continue to acquire assets utilizing common shares when we can do so under attractive terms.
Cash issued for shares
On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). From January 1, 2017 to March 9, 2018, a total of 7,591,949 Common Shares have been sold under the ATM, for net proceeds to the Company of $14.83 million.
On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional common shares under the ATM.
Working capital at December 31, 2017 and future requirements for funds
At December 31, 2017, the Company had working capital of $33.30 million, including $18.57 million in cash and 595,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Year ended December 31, 2017
Cash and cash equivalents were $18.57 million at December 31, 2017, compared to $16.90 million at December 31, 2016. The increase of $1.67 million was due primarily to cash provided by financing activities of $10.42 million, cash provided in investing activities of $1.05 million, gain on foreign exchange on cash held of $0.54 million, partially offset by cash used in operations of $10.34 million.
Net cash provided by financing activities totaled $10.42 million consisting primarily of $14.15 million proceeds from the issuance of stock using the Company's ATM offering, and cash received from non-controlling interests of $0.37 million, partially offset by $4.10 million to repay loans and borrowings.
Net cash used in operating activities of $10.34 million is comprised of the net loss of $27.99 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $4.64 million of depreciation and amortization of property, plant and equipment, shared based compensation of $3.53 million, $3.31 million impairment on inventory, impairment of mineral properties held for sale of $3.80 million, accretion of ARO of $1.73 million, offset by a $1.41 million decrease in accounts payable and accrued liabilities, $0.78 million change in warrant liabilities and $0.74 million in cash paid for reclamation and remediation activities.
Net cash provided by investing activities was $1.05 million, which was from receipts of additional refunded cash previously deposited with regulatory agencies.
Year ended December 31, 2016
Cash and cash equivalents were $16.90 million at December 31, 2016, compared to $12.97 million at December 31, 2015. The increase of $3.93 million was due primarily to cash provided by financing activities of $22.18 million, partially offset by cash used in operations of $12.04 million, cash used in investing activities of $6.27 million.

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017.

	Payments due by period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations - principal payable in cash	$10,855	$3,414	$7,441	$—	$—
Interest on long-term debt obligations	3,727	1,491	2,236	—	—
Operating lease obligations	1,836	407	588	694	147
Purchase obligations	48	41	7	—	—
Deferred income	2,339	—	—	—	2,339
Decommissioning liabilities (undiscounted)	43,457	32	4,495	3,440	35,490
Subtotal - payable in cash	62,262	5,385	14,767	4,134	37,976
Long-term obligations - principal payable in cash or common shares at Company discretion	16,636		16,636
Total contractual obligations	$78,898	$5,385	$31,403	$4,134	$37,976
In addition, the Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.00 million for the year ended December 31, 2018.
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
b.      Resource estimates utilized
The Company utilizes estimates of its mineral resources based on information compiled by appropriately qualified persons. The information relating to the geological data on the size, depth and shape of the deposits requires complex geological judgments to interpret the data. The estimation of future cash flows related to resources is based upon factors such as estimates of future uranium prices, future construction and operating costs along with geological assumptions and judgments made in estimating the size and grade of the resource. Changes in the mineral resource estimates may impact the carrying value of mining and recovery assets, goodwill, reclamation and remediation obligations and depreciation and impairment.
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
h.     Asset retirement obligations
Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation the Company records asset retirement obligations for such disturbance when occurred. The Company has accrued its best estimate of its share of the cost to decommission its mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans, and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of the Company’s decommissioning liability could differ from amounts provided. The estimate of the Company’s obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning the Company’s operations becomes available. The Company is not able to determine the impact on its financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at the Company’s estimated cost of capital based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the discount rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. Two of our four supply contracts contain favorable pricing above current spot prices; however, these long term prices cover only a portion of our planned uranium recovery. The Company's existing long term contracts expire following the Company's 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2017 ($000):

Cash and cash equivalents	$6,128
Accounts payable and accrued liabilities	(531)
Loans and borrowings	(16,636)
Total	$(11,039)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at December 31, 2017 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(138)
	-1% change in U.S.
Weakening net earnings	dollar	$138
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to large utilities. As at December 31, 2017, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors
Energy Fuels Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Energy Fuels Inc. (the Company) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
March 9, 2018

To the Board of Directors and Shareholders
Energy Fuels Inc.:
We have audited the accompanying consolidated balance sheet of Energy Fuels Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of Energy Fuels Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Fuels Inc. as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
March 8, 2017
Toronto, Canada

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US dollars, except per share amounts)

	For the years ended December 31,
	2017	2016	2015
Revenues
Uranium concentrates	$24,467	$54,432	$60,696
Alternate feed materials processing and other	6,579	120	655
Total revenues	31,046	54,552	61,351
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	14,676	35,315	37,384
Costs and expenses applicable to alternate feed materials and other	4,729	138	233
Total costs and expenses applicable to revenue	19,405	35,453	37,617
Impairment of inventories	3,305	5,362	—
Development, permitting and land holding	8,821	21,118	8,762
Standby costs	3,659	10,234	10,765
Abandonment of mineral properties	287	1,036	2,770
Impairment of assets held for sale	3,799	—	—
Accretion of asset retirement obligation	1,733	906	494
Selling costs	275	379	316
Intangible asset amortization	3,297	3,319	5,364
General and administration	14,923	15,519	12,325
Costs directly attributable to acquisitions	—	—	6,886
Impairment of plant and equipment and mineral properties	—	—	8,224
Impairment of goodwill	—	—	47,730
Total operating loss	(28,458)	(38,774)	(79,902)

Interest expense	(2,101)	(2,289)	(2,035)
Other income (expense)	2,569	1,199	(420)
Net loss	(27,990)	(39,864)	(82,357)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(1,049)	(729)	3,056
Unrealized gain/(loss) on available-for-sale assets	30	532	(136)
Other comprehensive income (loss)	(1,019)	(197)	2,920
Comprehensive loss	$(29,009)	$(40,061)	$(79,437)

Net loss attributable to:
Owners of the Company	$(27,766)	$(39,413)	$(82,217)
Non-controlling interests	(224)	(451)	(140)
	$(27,990)	$(39,864)	$(82,357)
Comprehensive loss attributable to:
Owners of the Company	$(28,785)	$(39,610)	$(79,297)
Non-controlling interests	(224)	(451)	(140)
	$(29,009)	$(40,061)	$(79,437)

Basic and diluted loss per share	$(0.39)	$(0.70)	$(2.46)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of US dollars, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$18,574	$16,901
Trade and other receivables, net	1,253	364
Inventories, net	16,550	16,761
Prepaid expenses and other assets	1,814	2,104
Mineral properties held for sale	5,000	—
Total current assets	43,191	36,130
Investments accounted for at fair value	903	1,146
Plant and equipment, net	33,076	37,582
Mineral properties, net	83,539	92,625
Intangible assets, net	2,502	5,799
Restricted cash	22,127	23,175
Total assets	$185,338	$196,457

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,449	$5,756
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	3,414	6,319
Total current liabilities	9,895	12,107
Warrant liabilities	3,376	3,912
Deferred revenue	2,474	2,339
Asset retirement obligation	18,248	17,001
Loans and borrowings	24,077	23,235
Total liabilities	58,070	58,594
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 74,366,824 at December 31, 2017 and 66,205,153 at December 31, 2016	430,383	412,334
Accumulated deficit	(309,287)	(281,521)
Accumulated other comprehensive income	2,289	3,308
Total shareholders' equity	123,385	134,121
Non-controlling interests	3,883	3,742
Total equity	127,268	137,863
Total liabilities and equity	$185,338	$196,457

Commitments and contingencies (Note 18)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2014	19,677,552	$260,117	$(159,891)	$585	$100,811	$—	$100,811
Net loss	—	—	(82,217)	—	(82,217)	(140)	(82,357)
Other comprehensive income	—	—	—	2,920	2,920	—	2,920
Shares issued in connection with the acquisition of Uranerz Energy Corporation	25,347,209	105,673	—	—	105,673	—	105,673
Options issued in connection with the acquisition of Uranerz Energy Corporation	—	3,681	—	—	3,681	—	3,681
Shares issued for cash by at-the-market offering	1,275,908	2,939	—	—	2,939	—	2,939
Share issued for property acquisitions	169,361	550	—	—	550	—	550
Shares issued for exercise of stock options	48,802	185	—	—	185	—	185
Shares issued for exercise of share purchase warrants	300	2	—	—	2	—	2
Share issuance cost	—	(312)	—	—	(312)	—	(312)
Share-based compensation	—	1,099	—	—	1,099	—	1,099
Non-controlling interest upon acquisition of Uranerz Energy Corporation	—	—	—	—	—	3,992	3,992
Contributions attributable to non-controlling interest	—	—	—	—	—	304	304
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487
Net loss	—	—	(39,413)	—	(39,413)	(451)	(39,864)
Other comprehensive income	—	—	—	(197)	(197)	—	(197)
Shares issued for cash by at-the-market offering	200,225	539	—	—	539	—	539
Shares issued for public offerings	13,368,750	22,980	—	—	22,980	—	22,980
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation	—	2,657	—	—	2,657	—	2,657
Shares issued for exercise of stock options	8,369	18	—	—	18	—	18
Shares issued for the vesting of restricted stock units	138,608	—	—	—	—	—	—
Shares issued for acquisition of Alta Mesa	4,551,284	11,378	—	—	11,378	—	11,378
Shares issued for acquisition of 40% interest in Roca Honda	1,212,173	2,679	—	—	2,679	—	2,679
Shares issued for consulting services	206,612	479	—	—	479	—	479
Contributions attributable to non-controlling interest	—	—	—	—	—	37	37
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(27,766)	—	(27,766)	(224)	(27,990)
Other comprehensive income	—	—	—	(1,019)	(1,019)	—	(1,019)
Shares issued for cash by at-the-market offering	7,202,479	14,548	—	—	14,548	—	14,548
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Share issuance cost	—	(394)	—	—	(394)	—	(394)

Share-based compensation	—	3,525	—	—	3,525	—	3,525
Shares issued for consulting services	206,612	370	—	—	370	—	370
Contributions attributable to non-controlling interest	—	—	—	—	—	365	365
Balance at December 31, 2017	74,366,824	$430,383	$(309,287)	$2,289	$123,385	$3,883	$127,268
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of US dollars)

	December 31, 2017	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES
Net loss for the period	$(27,990)	$(39,864)	$(82,357)
Items not involving cash:
Depletion, depreciation and amortization	4,636	4,258	7,787
Stock-based compensation	3,525	2,657	1,099
Change in value of convertible debentures	940	407	1,548
Accretion of asset retirement obligation	1,733	906	494
Change in value of warrant liabilities	(784)	—	—
Unrealized foreign exchange (gain) loss	(263)	173	483
Non-cash standby cost accrued	249	4,186	877
Non-cash costs directly attributable to acquisitions	—	—	3,928
Impairment of inventories	3,305	5,362	—
Abandonment of mineral properties	287	1,036	2,770
Impairment of goodwill	—	—	47,730
Impairment of property, plant and equipment and mineral properties	—	—	8,224
Impairment of mineral properties held for sale	3,799	—	—
Change in value of investments	—	—	(38)
Other non- cash (income) expense	1,909	(437)	(500)
Changes in assets and liabilities
Decrease in inventories	73	13,158	5,751
(Increase) decrease in trade and other receivables	(39)	2,403	(2,017)
(Increase) decrease in prepaid expenses and other assets	290	(365)	(404)
Increase (decrease) in accounts payable and accrued liabilities	(1,410)	(4,007)	2,519
Changes in deferred revenue	135	174	648
Cash paid for reclamation and remediation activities	(735)	(2,086)	(626)
	(10,340)	(12,039)	(2,084)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	—	(260)	(4,297)
Acquisition of Uranerz Energy Corporation, net of cash acquired	—	—	2,459
Acquisition of Alta Mesa, net of cash acquired	—	(1,290)	—
Acquisition of Roca Honda, net of cash acquired	—	101	—
Change in cash deposited with regulatory agencies for asset retirement obligations	1,048	(5,663)	5,268
Proceeds from sale of mineral properties	—	845	—
	1,048	(6,267)	3,430

FINANCING ACTIVITIES
Issuance of common shares and warrants for cash	14,154	25,291	2,627
Option and warrant exercises	—	18	187
Repayment of loans and borrowings	(4,095)	(3,168)	(1,730)
Cash received from non-controlling interest	365	37	304
	10,424	22,178	1,388
INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	1,132	3,872	2,734
Effect of exchange rate fluctuations on cash held in foreign currencies	541	64	(180)
Cash and cash equivalents - beginning of period	16,901	12,965	10,411
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,574	$16,901	$12,965
Non-cash investing and financing transactions:
Issuance of secured notes for acquisition of mineral properties	$—	$—	$446
Issuance of common shares for acquisition of mineral properties			550
Issuance of common shares, options and warrants for acquisition of Uranerz Energy Corporation	—	—	109,354
Issuance of common shares for acquisition of Alta Mesa	—	11,378	—
Issuance of common shares for acquisition of 40% interest in Roca Honda	—	2,679	—
Issuance of common shares for consulting services	370	479	—

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	2,097	2,029	1,460
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2017
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
The Company is an exploration stage mining company as defined by the United States (“U.S.”) Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) as it has not established the existence of proven or probable reserves on any of our properties.
Energy Fuels is engaged in conventional and In-situ ("ISR") uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States.
Mining activities
Mining activities consist of a standalone uranium recovery facility (the “White Mesa Mill”), an ISR recovery facility, conventional mining projects and ISR mining projects. The conventional projects are located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda project in New Mexico which are in the vicinity of the White Mesa Mill, and the Sheep Mountain Project in Wyoming. ISR projects include the Nichols Ranch Project, the Jane Dough property and the Hank Project located in Wyoming and the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas.
At December 31, 2017, other than shaft-sinking and evaluation work at the Company's Canyon Project, the conventional mining projects in the vicinity of the White Mesa Mill and Sheep Mountain are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.
2. BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are presented in thousands of US dollars (“USD”) except per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future price of uranium and estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; marketable securities and derivative instruments; and stock-based compensation expense. Actual results may differ significantly from these estimates.
Basis of consolidation
These consolidated financial statements include the accounts of the Company together with subsidiaries controlled by the Company. Intercompany transactions, balances and unrealized gains on transactions between the Company and its subsidiaries are eliminated. The functional currency of the Company’s operations is the USD.

Extracting and recovery activities while in the exploration stage
The Company extracts or recovers mineralized uranium from mining activities, and alternate feed materials, resulting in saleable uranium concentrates from its White Mesa Mill and its Nichols Ranch Project. While the Company has established the existence of mineral resources and extracts and processes saleable uranium from these operations, the Company has not established proven or probable reserves, as defined under SEC Industry Guide 7, for these operations or any of its uranium projects. Furthermore, the Company has no current plans to establish proven or probable reserves for any of its uranium projects.
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
The White Mesa Mill, and certain conventional mining projects in the vicinity of the White Mesa Mill, and the Nichols Ranch Project (collectively the “Extracting and Recovery Operations”) were acquired in two unrelated business combinations. These Extracting and Recovery Operations were recorded at fair value on the date of the respective acquisition and included estimated values which included valuing these assets utilizing the Company’s estimate of future market prices of uranium and expected recoveries of uranium. The values determined included estimated cash flows associated with value beyond proven and probable reserves to develop, extract and recover the estimated saleable uranium concentrates from these operations.
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
Business combinations
Business combinations are accounted for using the acquisition method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition with any excess of the purchase consideration over such fair value being recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase consideration, the difference is recognized immediately as a gain in the consolidated statement of operations.
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
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level, for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
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
In-process and concentrate inventories include the cost of the material processed from the stockpile, as well as production costs incurred to extract uranium bearing fluids from the wellfields, and all costs to recover the uranium into concentrates or process through the White Mesa Mill. Finished uranium concentrate inventories also include costs of any finished product purchased from the market. Recovery costs typically include labor, chemical reagents and directly attributable mill and plant overhead expenditures.
Materials and other supplies held for use in the recovery of uranium concentrates are added to the costs of inventories when consumed in the uranium extraction process.
Inventories are valued at the lower of average cost or net realizable value.
Plant and equipment
a.        Recognition and measurement
Plant and equipment are measured at cost less accumulated depreciation, and any accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, when it is replaced, and the cost of the replacement asset is expensed.
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
The amortization method, residual values, and useful lives of plant and equipment are reviewed annually, and any change in estimate is applied prospectively.
Intangible assets
Sales contracts acquired in a business combination are recognized initially at fair value at the acquisition date. The Company’s intangible assets are recorded at cost less accumulated amortization.
Amortization is recorded as the Company sells inventory under its long-term sales contracts based on units sold, and is recognized in the statement of operations.
Non-operating assets
Non-operating assets consist of mineral properties and rights, along with data and analyses related to the properties, which are in various stages of evaluation and permitting. Costs to acquire the non-operating assets are capitalized at cost or fair value if such assets were a part of a business combination.
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
Stand-by properties
Stand-by properties are mineral properties that have extracted mineral resources in the past but are currently non-operating or properties which could extract mineral resources in the future. Expenditures related to these properties are primarily related to maintaining the assets and permits in a condition that will allow re-start of the operations or development given appropriate commodity prices. All costs related to stand-by assets are expensed as incurred.
The White Mesa Mill operates on a campaign basis. When the White Mesa Mill is not recovering material, all related costs are expensed as incurred.
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
As the Company has no proven or probable reserves, such costs, discounted to their present value, are expensed as soon as the obligation to incur such costs arises. The present value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account an inflation rate. The decommissioning liability is accreted to full value over time through periodic accretion charges recorded to operations as accretion expense. The Company adjusts the estimate of the ARO for changes in the amount or timing of underlying future cash outflows. The impact of these adjustments to the ARO amounts are expensed as incurred.

Loans and borrowings
The Company's convertible debentures are recognized at fair value through the fair value option based on the closing price on the TSX and changes are recognized in earnings. The Company’s interest-bearing loans and borrowings are measured at amortized cost using the effective interest method.
Warrant liabilities
The Company issued several tranches of warrants for various equity transactions in 2016. The Company accounts for its warrants issued in accordance with the U.S. GAAP accounting guidance under FASB ASC Topic 815 Derivative and Hedging ("ASC 815") which requires instruments within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. In accordance with ASC 815, the Company has classified the warrants as liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. The Company estimates the fair value of these warrants using market prices, if available or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on, and expected volatility of the price of the underlying common stock.
Revenue
a.        Sale of goods
Revenue from the sale of mineral concentrates is recognized when it is probable that the economic benefits will flow to the Company and delivery has occurred, title has transferred, the sales price and costs incurred with respect to the transaction can be measured reliably, and collectability is reasonably assured. For uranium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. For vanadium related products, revenue is recognized at the time of shipment, which is when title is transferred to the customer.
b.        Rendering of services
Revenue from toll milling services is recognized as material is processed in accordance with the specifics of the applicable toll milling agreement. Revenue and unbilled accounts receivable are recorded as related costs are incurred using billing formulas included in the applicable toll milling agreement.
Revenue from alternate feed process milling is recognized as material is processed, in accordance with the specifics of the applicable processing agreement. Deferred revenues represent proceeds received on delivery of alternate feed materials but in advance of the required processing activity. The Company does not have any obligation to process this material in 2018.
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
The assets and liabilities of entities whose functional currency is not the U.S. dollar are translated into the U.S. dollar at the exchange rate as of the reporting date. The income and expenses of such entities are translated into the U.S. dollar using average exchange rates for the reporting period. Exchange differences on foreign currency translations are recorded in other comprehensive income (loss). The Company’s functional currency is the U.S. dollar.

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
The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. When the Company concludes that all or part of the deferred income tax assets are not realizable in the future, the Company makes an adjustment to the valuation allowance that is charged to income tax expense in the period such determination is made.
Net loss per share
The Company presents basic and diluted loss per share data for its common shares, calculated by dividing the loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share is determined by adjusting the loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive instruments.
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
Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the Company's debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings
Recently Issued Accounting Pronouncements not yet adopted
The FASB has issued the following standards which are not yet effective:
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
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). This guidance is effective for us beginning January 1, 2018 and we will apply the modified retrospective method. Accordingly, for our public filings beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2018, we will present prior periods as if revenue were recognized under Topic 606.
Our revenue is primarily generated from the sale of uranium to customers. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer to the buyer.
The Company is finalizing the analysis of the effects of ASU 2014-09 on the consolidated financial statements, and subject to completion of this analysis, the Company expects to record a cumulative effect of adoption adjustment as of January 1, 2018 to decrease accumulated deficit earnings by approximately $2.50 million, reflecting the gross profit the Company would have recognized under ASU 2014-09 if applied as of December 31, 2017. In addition to accelerating the timing of recording revenue, the Company expects a corresponding decrease in deferred revenue.  The Company is in the process of implementing and refining the required changes to its business and accounting processes, and internal controls to support recognition and disclosures under the new standard.

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

(a)
The plant and equipment includes the value ascribed to the processing plant and equipment. The mineral properties, which were acquired as part of the acquisition of Alta Mesa in 2016, do not have proven and probable reserves under SEC

Industry Guide 7. Accordingly, all subsequent expenditures at the Alta Mesa Project and equipment, which do not have any alternative use, and expenditures on mineral properties will be expensed as incurred.

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
Uranerz, now a wholly owned subsidiary of the Company, is a United States-based uranium company focused on in-situ uranium recovery. ISR is a uranium extraction process that uses a “leaching solution” to extract uranium from underground sandstone-hosted uranium resources and then recover the uranium in the form of uranium concentrates. Uranerz controls a land position in the central Powder River Basin in Wyoming, where it operates the Nichols Ranch Project. The acquisition of Uranerz provided the Company with ISR capabilities and the capability to expand ISR extraction and recovery in the future.
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

6. RECEIVABLES

	December 31, 2017	December 31, 2016
Current
Trade receivables - other	403	364
Notes receivable, net	$850	$—
	$1,253	$364
Non-current
Notes receivable and other	$903	$1,146
	$903	$1,146
During the year ended December 31, 2014 the Company received two notes with the principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. These notes carry a 3% annual interest payment. The Company has setup a reserve of $0.22 million as of December 31, 2017 (2016 - $0.22 million) against the collectability of these receivables.

7.	INVENTORIES

	December 31, 2017	December 31, 2016
Concentrates and work-in-progress (a)	$14,118	$13,788
Raw materials and consumables	2,432	2,973
	$16,550	$16,761

(a)
For the year ended December 31, 2017, the Company recorded an impairment loss of $3.31 million in the statement of operations related to concentrates and work in progress inventories (December 31, 2016 - $5.36 million).

8. INTANGIBLE ASSETS
The following is a summary of changes in intangible assets related to favorable sales contracts acquired in business combinations for the years ended December 31, 2017 and December 31, 2016:

	December 31,	December 31,
Sales Contracts	2017	2016
Cost
Balance at beginning of period	$15,034	$18,657
Sales contracts fulfilled	(4,435)	(3,623)
Balance, end of period	10,599	15,034
Accumulated amortization, beginning of period	9,235	9,540
Amortization of sales contracts	3,297	3,318
Sales contracts fulfilled	(4,435)	(3,623)
Accumulated amortization, end of period	8,097	9,235
Net book value	$2,502	$5,799

The sales contracts when acquired were recorded at their acquisition date fair value, which are the incremental cash flows available to the Company arising from above-market pricing of the contracts. Amortization expense for 2018 will be $2.50 million.

9.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	December 31, 2017			December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(9,971)	$19,239	$29,210	$(6,804)	$22,406
Alta Mesa	13,626	(1,388)	12,238	13,626	(456)	13,170
Equipment and other	13,367	(11,768)	1,599	13,367	(11,361)	2,006
Plant and equipment total	$56,203	$(23,127)	$33,076	$56,203	$(18,621)	$37,582

The net book value for Nichols Ranch Project includes the value beyond proven and probable reserves ascribed to the processing plant, the Nichols Ranch wellfields and the Jane Dough project upon acquisition.
For the year ended December 31, 2017, the Company recorded $3.17 million (2016 - $4.43 million) of depreciation expense related to Nichols Ranch, which is included in the costs and expenses applicable to revenue in the Statement of the operations and comprehensive income for the year ended December 31, 2017.
The following is a summary of mineral properties:

	December 31, 2017	December 31, 2016
Mineral properties
Uranerz ISR properties (a)	$25,974	$35,060
Sheep Mountain	34,183	34,183
Roca Honda (b)	22,095	22,095
Other (a)	1,287	1,287
Mineral properties total	$83,539	$92,625

a)
In the year ended December 31, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $0.29 million (December 31, 2016 – $1.04 million, December 31, 2015 – $2.77 million) in the statement of operations.

b)
On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda project for consideration of $2.63 million and an additional $4.5 million in cash payable upon first commencement of commercial mineral extraction. The acquisition was accounted for as a purchase of assets as Roca Honda does not meet the definition of a business under FASB ASC Topic 805, Business Combinations because Roca Honda does not currently have the resources, both inputs and processes, to apply to the Roca Honda property in order to extract uranium.

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

Impairment of plant and equipment, mineral properties and mineral properties held for sale
The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. No such events or changes in circumstances were noted in the year ended December 31, 2017.
In the year ended December 31, 2017 the Company entered into an agreement to sell certain non-core uranium properties. The Company reclassifed these properties as held for sale and recorded an impairment of $3.80 million. The impaired properties are in the Reno Creek area. The impairment was based of the estimate of its fair value determined using the market approach less estimated selling costs.
In the year ended December 31, 2015, the Company identified indicators of impairment of its mineral properties due to the decline in the uranium concentrate spot and long-term prices and deterioration in the Company’s expectation of future uranium concentrate prices with respect to the Company's mineral properties. An impairment analysis was performed for these properties using the assumptions listed in note 21. The Company compared the undiscounted cash flows for the mineral properties tested with their carrying amounts. No impairment was considered necessary with respect of Roca Honda, Sheep Mountain properties and the ISR mineral properties, since the undiscounted cash flows exceeded the carrying amounts for the properties. With respect of mineral properties identified as held for sale the Company recorded an impairment totaling $8.22 million. The impaired properties included Copper King, Marquez Ranch, Gas Hills, Juniper Ridge and the Nose Rock. These properties are classified in the other category of the conventional segment. The impairment was based of the estimate of its fair value determined using the market approach less estimated selling costs. In 2016, the Copper King, Marquez Ranch and Nose Rock mineral interests with a carrying amount of $1.30 million were sold in separate transactions for gross proceeds totaling $1.36 million.
11.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	December 31, 2017	December 31, 2016
Asset retirement obligation, beginning of period	$17,033	$8,573
Revision of estimate	249	4,186
Acquired in asset acquisitions or business combinations	—	5,454
Accretion of liabilities	1,733	906
Settlements	(735)	(2,086)
Asset retirement obligation, end of period	$18,280	$17,033
Asset retirement obligation:
Current	$32	$32
Non-current	18,248	17,001
Asset retirement obligation, end of period	$18,280	$17,033
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at December 31, 2017 is $43.46 million.
The following table summarizes the Company’s restricted cash:

	December 31, 2017	December 31, 2016
Restricted cash, beginning of period	$23,175	$12,980
Restricted cash from acquisitions	—	4,532
Refunds of collateral	(14,657)	—
Additional collateral posted	13,609	5,663
Restricted cash, end of period	$22,127	$23,175

The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 18 for a discussion of the Company’s surety bond commitments.

12.    LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are recorded at amortized cost, and the Company’s convertible debentures which are recorded at fair value, are as follows.

	December 31, 2017	December 31, 2016
Current portion of loans and borrowings:
Convertible debentures (a)	$—	$3,095
Wyoming Industrial Development Revenue Bond loan (b)	3,414	3,224
Total current loans and borrowings	$3,414	$6,319
Long-term loans and borrowings:
Convertible debentures (a)	$16,636	$12,381
Wyoming Industrial Development Revenue Bond loan (b)	7,441	10,854
Total long-term loans and borrowings	$24,077	$23,235

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31, 2017		December 31, 2016
	Currency	Nominal interest rate	Year of maturity	Face value	Carrying amount	Face value	Carrying amount
Convertible debentures (a)	CDN$	8.5%	2020	$16,636	$16,636	$16,385	$15,476
Wyoming Industrial Development Revenue Bond loan (b)	USD	5.8%	2020	10,855	10,855	14,078	14,078
				$27,491	$27,491	$30,463	$29,554

(a)On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Debentures”) at a price of Cdn$1,000 per Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Debentures are convertible into common shares at the option of the holder. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Debentures, on the date it is payable under the indenture: (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).
On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per common share of the Company. In addition, a redemption provision was added that enables the Company, upon giving not less than 30 days' notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added to give the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the

Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted).
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
In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability. The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2017 the Company recorded a loss on revaluation of convertible debentures of $0.94 million (December 31, 2016 – $0.41 million).
(b)The Company, upon its acquisition of Uranerz, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At December 31, 2017 the loan had an outstanding balance of $10.86 million of which the current portion of the loan was $3.41 million.

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
Issued capital stock
The significant transactions relating to capital stock issued during 2017, 2016, and 2015 are:

a)
In the year ended December 31, 2017, the Company issued 7,202,479 common shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $14.55 million. In the year ended December 31, 2016, the Company issued 200,225 common shares under the Company’s ATM for proceeds of $0.54 million. In the year ended December 31, 2015 the Company issued 1,275,908 shares under the Company’s ATM for proceeds of $2.94 million.

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

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at December 31, 2017
March 2016 (1)	March 14, 2019	3.20	2,515,625	$385
September 2016 (2)	September 20, 2021	2.45	4,168,750	2,991
				$3,376
(1) These US dollar based warrants are classified as Level 2 under the fair value hierarchy (Note 13).
(2) These US dollar based warrants are classified as Level 1 under the fair value hierarchy as they are traded on an active market.

The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.39 million of fair value for the 2,515,625 warrants at December 31, 2017.

Risk-free rate	1.76%
Expected life	1.2 years
Expected volatility	63.7%*
Expected dividend yield	0%
* Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

14.	BASIC AND DILUTED LOSS PER COMMON SHARE
The following is a reconciliation of weighted average shares outstanding for the years ended December 31, 2017, 2016, 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Issued common shares at beginning of period	66,205,153	46,519,132	19,677,552
Effect of share options exercised	—	3,471	22,938
Effect of shares issued for settlement of vesting of restricted share units	831,393	196,242	—
Effect of shares issued for exercise of share purchase warrants	—	—	173
Effect of shares issued in business combinations	—	—	13,654,488
Effect of shares issued in asset acquisitions	—	3,184,175	—
Effect of shares issued in public offerings	3,822,561	6,538,038	28,821
Weighted average shares outstanding	70,859,107	56,441,058	33,383,972
Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2017	2016	2015
Net loss	$(27,766)	$(39,413)	$(82,217)
Basic and diluted weighted average number
of common shares outstanding	70,859,107	56,441,058	33,383,972
Loss per common share	$(0.39)	$(0.70)	$(2.46)
For the three years ended December 31, 2017, 2016 and 2015, 8.71 million, 10.19 million and 5.21 million options and warrants, respectively, and the potential conversion of the debentures have been excluded from the calculation as their effect would have been anti-dilutive.

15.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At December 31, 2017, a total of 7,436,682 common shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.74 million options granted in the year ended December 31, 2017 (December 31, 2016 – 0.45 million, December 31, 2015 - 2.17 million). At December 31, 2017, there were 2.03 million options outstanding with 1.66 million options exercisable, at a weighted average exercise price of $4.48 and $4.96 respectively, with a weighted average remaining contractual life of 3.59 years. The aggregate intrinsic value of the fully vested shares was $nil.
The summary of the Company’s stock options at December 31, 2017, 2016 and 2015, respectively, and the changes for the fiscal periods ending on those dates are presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, January 1, 2015	7.60 - 44.22	11.66	905,413
Granted	2.55 - 18.55	6.02	2,176,330
Exercised	2.55 - 4.48	3.78	(48,802)
Forfeited	4.44 - 29.71	7.29	(574,486)
Expired	7.47 - 32.10	7.42	(335,558)
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	1.77 - 15.61	4.48	2,028,847

As of December 31, 2017, the outstanding stock options denominated in Cdn$ were as follows:

	Options outstanding				Options exercisable
Exercise price	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value
$5.00 to $9.99	393,100	8.26	1.17	—	393,100	8.26	1.17	—
	393,100			$—	393,100			$—

As of December 31, 2017, the outstanding stock options denominated in USD$ were as follows:

	Options outstanding				Options exercisable
Exercise price	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value
$0.00 to $4.99	1,276,456	$2.97	4.49	$—	911,276	$3.24	4.73	$—
$5.00 to $9.99	255,762	6.00	4.10	—	255,762	6.00	4.10	—
$10.00 to $14.99	90,779	10.69	0.50	—	90,779	10.69	0.50	—
$15.00 to $19.99	12,750	$15.61	3.03	—	12,750	$15.61	3.03	—
	1,635,747			$—	1,270,567			$—
In the year ended December 31, 2016 the Company issued 8,369 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of $0.02 million. These options had an intrinsic value of $0.01 million.
In the year ended December 31, 2015 the Company issued 48,802 shares upon exercise of stock options at an average exercise price of $3.87 for proceeds of $0.18 million. These options had an intrinsic value of $0.06 million.
The share-based compensation recorded during the years ended months ended December 31, 2017, 2016 and 2015 is as follows:

	Years ended
	December 31,
	2017	2016	2015
Share-based compensation (1)(2)	$3,525	$2,657	$1,099
Replacement of options from business combinations and asset acquisitions (3)	—	—	3,681
Value of stock options and RSUs granted	$3,525	$2,657	$4,780

(1)
The fair value of the options granted under the Compensation Plan for the years ended December 31, 2017, 2016 and 2015, was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	1.93%	1.03% - 1.43%	0.87%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	63.0%*	64.7% -74.8%*	75.1%*
Expected dividend yield	0%	0%	0%
Weighted-average expected life of option	5.00	5.00	4.99
Weighted-average grant date fair value	$1.20	$1.22 - $1.23	2.64

* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

(2)	The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2017, 2016 and 2015, was estimated at the date of grant, using the stated market price.

(3)
For business combinations and asset acquisitions the Company may issue options to replace options of the acquired companies. For the year ended December 31, 2015, the fair value of stock options granted to employees, directors and consultants of companies acquired through business combinations and asset acquisitions was estimated on the closing date of the transaction using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.0% to 2.35%
Expected life	0.05 years to 10 years
Expected volatility	18.47 to 93.31%*
Expected dividend yield	0%
Weighted-average expected life of option	4.52
Weighted-average grant date fair value	$1.89

* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
A summary of the status and activity of non-vested stock options at December 31, 2017 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested January 1, 2015	139,600	$5.27
Granted	2,176,330	1.93
Vested	(2,119,803)	2.00
Forfeited	(18,429)	5.17
Non-vested December 31, 2015	177,698	3.44
Granted	449,537	1.29
Vested	(331,482)	2.26
Forfeited	(68,575)	1.56
Non-vested December 31, 2016	227,178	1.48
Granted	738,893	1.18
Vested	(486,386)	1.30
Forfeited	(114,505)	1.22
Non-vested December 31, 2017	365,180	$1.20
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the year ended December 31, 2017, the Company’s Board of Directors approved the issuance of 1.39 million RSUs under the Compensation Plan (2016 – 1.21 million, 2015 - 0.28 million).
A summary of the status and activity of non-vested RSUs at December 31, 2017 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested January 1, 2015	—	$—
Granted	282,716	4.05
Vested	—	—
Forfeited	(9,850)	4.68
Non-vested December 31, 2015	272,866	4.03
Granted	1,205,336	2.14
Vested	(138,608)	4.65
Forfeited	(9,125)	5.39
Non-vested December 31, 2016	1,330,469	2.37
Granted	1,390,705	2.09
Vested	(752,580)	2.35
Forfeited	(59,118)	2.29
Non-vested December 31, 2017	1,909,477	$2.17
The total fair value of RSUs that vested and were settled for equity in the year ended December 31, 2017 was $1.69 million (2016 – $0.30 million, 2015 - $nil).
At December 31, 2017, there was $0.11 million and $1.26 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately three years.
16. INCOME TAXES
A reconciliation of income tax expense and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

		Year ended
		December 31,
	2017	2016	2015
Loss before income taxes	$(27,990)	$(39,864)	$(82,357)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	(7,400)	(10,600)	(21,825)
Stock based compensation	934	704	291
Other non-deductible/non-taxable items	(1,303)	—	(2,984)
Foreign tax rate differences	—	(2,962)	(10,180)
Unrecognized deferred tax assets	7,769	12,858	34,698
Income tax expense	$—	$—	$—

The components of the net deferred tax assets and liabilities as of December 31, 2017, 2016 and 2015 are as follows:

	Year ended
	December 31,
	2017	2016
Current deferred tax assets
Inventories	2,148	2,900
Short-term investments	1,216	413
Total current deferred tax assets	3,364	3,313
Non-current deferred tax assets
Operating loss carry forwards	74,644	91,441
Capital loss carry forwards	15,286	21,322
Deferred revenue and other	3,695	3,885
Mineral properties and deferred costs	28,080	40,581
Asset retirement obligations	4,844	6,398
Intangibles and other	(663)	(2,524)
Property, plant and equipment	845	(751)
Total non-current deferred tax assets	126,731	160,352
Subtotal deferred tax asset	130,095	163,665
Less: valuation allowance	(130,095)	(163,665)
Net deferred tax asset	$—	$—
At December 31, 2017, and 2016, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Year	Balance at
Ended	Beginning of			Balance at End
December 31,	Period	Additions (a)	Deductions (b)	of Period
2017	163,666	4,259	(37,830)	130,095
2016	153,651	11,166	(1,151)	163,666

a)
The additions to the valuation allowance result from additional losses incurred, increases to other tax assets such as mineral property and property, plant and equipment. Management does not feel these additions meet the more-likely-than-no criterion for recognition.

b)
The reductions to the valuation allowance result primarily from the decrease in the net unrecognized deferred tax asset due to the change in the U.S. tax law which lowered the corporate tax rate from 35% to 21% beginning 1/1/2018. The decrease in our expected future tax rate results in a reduction in the value of our deferred tax assets by $49,369. As we have a full valuation allowance against our deferred tax asset, a corresponding decrease in our valuation allowance is also required.

The following table summarizes the Company's capital losses and net operating losses as of December 31, 2017 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$31,159	2027 - 2035
Canada	Allowable Capital losses	3,285	None
Canada	Investment Tax Credits	1,211	2023 - 2026
United States	Net operating losses	250,518	2026 - 2035
United States	Capital losses	54,399	2019
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
The components of revenues are as follows:
The Company has three major customers to which its sales for the year were as follows: 2017 - $13.08 million; $6.99 million; $4.40 million; (2016 (three major customers) - $33.36 million; $8.69 million; $7.00 million); (2015 (four major customers) - $20.98 million; $16.31 million; $12.53 million; $9.00 million).
The Company’s revenues by country of customer for the current year were as follows: 2017 - $20.07 million - U.S.; Other - $4.40 million; (2016 - $50.76 million - U.S.; Other - $3.69 million) (2015 -$37.85 million - U.S.; $20.98 million - South Korea; Other - $1.87 million).
Deferred revenue at December 31, 2017 of $2.47 million (2016 - $2.34 million) relates to proceeds received on delivery of alternate feed materials in advance of the required processing activity.
The components of other income (expense) are as follows:

	Years ended December 31,
	2017	2016	2015
Interest income	$161	$143	$94
Change in value of investments accounted at fair value	509	—	38
Change in value of warrant liabilities	784	420	590
Change in value of convertible debentures	(940)	(407)	(1,548)
Gain on settlement of loans and borrowings	—	424	—
Insurance settlement	—	223	—
Sales and property tax refunds	—	176	—
Gain on sale of mineral properties	—	316	—
Sale of surplus assets	1,913	—	—
Other	142	(96)	406
Other income (expense)	$2,569	$1,199	$(420)

The components of accounts payable and accrued liabilities are as follows:

	December 31, 2017	December 31, 2016
Accounts payable	$762	$1,150
Payroll liabilities	835	1,374
Other accrued liabilities	4,852	3,232
Accounts payable and accrued liabilities	$6,449	$5,756

18.    COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In November 2012, the Company was served with a Plaintiff’s Original Petition and Jury Demand in the District Court of Harris County, Texas, claiming unspecified damages from the disease and injuries resulting from mesothelioma from exposure to asbestos, which the Plaintiff claims was contributed to by being exposed to asbestos products and dust while working at the White Mesa Mill. The Company does not consider this claim to have any merit, and therefore does not believe it will materially affect our financial position, results of operations or cash flows. In January, 2013, the Company filed a Special Appearance challenging jurisdiction and certain other procedural matters relating to this claim. This action was dismissed on February 21, 2018 and the matter is now finished.
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
In April 2014, the Grand Canyon Trust filed a citizen suit in federal District Court for alleged violations of the Clean Air Act at the White Mesa Mill. In October 2014, the plaintiffs were granted leave by the Court to add further purported violations to their April 2014 suit. The Complaint, as amended, alleged that radon from one of the White Mesa Mill’s tailings impoundments exceeded the standard; that the White Mesa Mill is in violation of a requirement that only two tailings impoundments may be in operation at any one time; and that certain other violations related to the manner of measuring and reporting radon results from one of the tailings impoundments occurred in 2013. The Complaint asked the Court to impose injunctive relief, civil penalties of up to $38,000 per day per violation, costs of litigation including attorneys’ fees, and other relief. The Company believes the issues raised in the Complaint are being addressed through the proper regulatory channels and that we are currently in compliance with all applicable regulatory requirements relating to those matters. The Company intends to defend against all issues raised in the Complaint. Cross motions for summary judgment were heard by the District Court on November 17, 2016. On September 15, 2017, the Court issued its order in favor of the Company on all counts and dismissing the plaintiffs motions. This decision was not appealed by the plaintiffs, and the matter is now finished.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the

Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On February 21, 2018, the Court of Appeals ordered the Defendants and the Company to file a response to the Canyon Plaintiffs' petition for a rehearing en banc. If a rehearing is granted and the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of shaft sinking and mining activities could have a significant impact on our future operations.
Mineral property commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually and annual renewal costs are expected to total $1.37 million for the year ended December 31, 2018.
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $22.13 million posted against an undiscounted ARO of $43.46 million (December 2016 - $23.18 million posted against undiscounted asset retirement obligation of $43.00 million).
Commitments
The Company is contractually obligated under two long -term and two spot contracts to deliver 400,000 and 250,000 pounds of U3O8 respectively.

19.	SEGMENT INFORMATION
The Company is engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s primary mining activities are in the United States.
The reportable segments are those operations whose operating results are reviewed by the Chief Operating Decision Maker (CODM), the Chief Executive Officer for the Company to make decisions about resources to be allocated to the segment and assess its performance provided those operations pass certain quantitative thresholds.
In order to determine any reportable operating segments, management reviewed various factors, including geographical location and managerial structure. It was determined by management that a reportable operating segment generally consists of an individual property managed by a single general manager and management team.
The Company previously had two reportable segments, the conventional uranium recovery segment (the “Conventional Uranium Segment”) and the in-situ uranium recovery segment (the “ISR Uranium Segment”).
The Conventional Uranium Segment
The Conventional Uranium Segment consisted of a standalone conventional uranium recovery facility (the “White Mesa Mill”), conventional mining projects in the vicinity of the White Mesa Mill located in the Colorado Plateau, Henry Mountains, Arizona Strip, and the Roca Honda Project (“Roca Honda”) in New Mexico, and the Sheep Mountain Project (“Sheep Mountain”) in Wyoming. At December 31, 2017 the conventional mining projects in the vicinity of the White Mesa Mill, with the exception of shaft sinking and evaluation activities at the Company’s Canyon Mine Project, are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium-bearing mineralized materials from mining and recycling activities.
The ISR Uranium Segment
The ISR Uranium Segment consisted of an operating uranium recovery facility to recover concentrated uranium from wellfields of the Nichols Ranch Project located in Wyoming and a uranium recovery facility and wellfields maintained on standby as part of the Alta Mesa Project in Texas. The Nichols Ranch Project also includes the Jane Dough property and the Hank Project. Additionally, the segment includes other mineral properties in the vicinity of the Nichols Ranch Project and the Alta Mesa Project.

The Nichols Ranch Project and surrounding assets were acquired as part of the Company’s 2015 acquisition of Uranerz Energy Corporation and the Alta Mesa Project was acquired in June of 2016.
Change in segment reporting
Due to changes during 2017 in how uranium is delivered under contractual requirements, the Company reevaluated its segment presentation. Key factors for establishing two operating segments at the time were each segment had a vice president of operations, sales contracts for each segment were satisfied by the output of the respective segment, no commingling of finished product and the expectation was that higher prices would expand each segment's opportunities. At the time the CODM was receiving internal reporting including, operating profits for each segment, capital allocations for the development of each segment, contract revenue for each segment stayed with the segment and cost reporting per pound.
During 2017, due to the changes above, the Company has concluded it has only one reportable segment. The Company has re-negotiated its primary remaining sales contract to allow deliveries from for any produced material (versus it originally required deliveries only from ISR materials sourced from Nichols Ranch production) and the contract is now filled with material from the White Mesa Mill. Nichols Ranch uranium is now finished at the White Mesa Mill, where originally it was completed at a third party facility. At this time the CODM does not receive any internal reporting including operating profits by location and is not making capital recommendations by location.

20. UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION
The following table summarizes unaudited supplementary quarterly information for the two years ended December 31, 2017, and 2016:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(unaudited) (in thousands, except share and per share amounts)
Net loss	$(10,596)	$(4,480)	$(4,884)	$(8,030)
Net loss per share	$(0.15)	$(0.06)	$(0.07)	$(0.11)
Weighted average shares outstanding Basic and Diluted	70,220	70,567	71,963	74,367

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited) (in thousands, except share and per share amounts)
Net loss	$(8,865)	$(10,441)	$(8,245)	$(12,313)
Net loss per share	$(0.19)	$(0.20)	$(0.14)	$(0.19)
Weighted average shares outstanding Basic and Diluted	47,660,414	53,043,512	58,630,457	66,205,153

21.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2017. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As at December 31, 2017, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$1,937	$—	$—	$1,937
Warrant liabilities (Note 13)	(2,991)	(385)	—	(3,376)
Convertible debentures (Note 12)	(16,636)	—	—	(16,636)
	$(17,690)	$(385)	$—	$(18,075)
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
The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements for the year ended December 31, 2017 and 2016.

	Date of Fair Value Measurement	Valuation Technique	Unobservable Input	Range/Weighted Average
	For the years ended December 31, 2017 and 2016
Nichols Ranch Project and mineral properties in the ISR and Conventional segments	December 31, 2015	Discounted Cash Flow Model	Discount Rate	10%
			Short and Long Term Uranium Price	$38.90 to $62.10
			United States Inflation Rate	2%
Nichols Ranch Project	June 18, 2015	Discounted Cash Flow Model	Discount Rate	10%
			Short and Long Term Uranium Price	$37.95 to $65.00
			United States Inflation Rate	2%
Acquired Uranerz exploration properties	June 18, 2015 and December 31, 2015	Enterprise value to resource model and acreage multiple	Precedent Transaction Research	Measured and Indicated pounds U3O8 - 2.00x
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

United Nuclear contributed $0.37 million to the expenses of the Arkose Joint Venture based on the approved budget for the twelve months ended December 31, 2017.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At December 31, 2017, the Company has accrued $0.30 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the year ended December 31, 2017 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2017. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of December 31, 2017, the Company has accrued $0.81 million of this liability on the balance sheet.

23. SUBSEQUENT EVENTS
Issuance of stock options and RSUs
On January 23, 2018 the Company granted 0.42 million stock options with an exercise price of $1.70 and 0.88 million RSU’s to its employees, directors and consultants.$1.70. The options carry a five-year life and are vested as follows: 50% immediately; 25% on January 23, 2019; 25% on January 23, 2020. The RSU’s vest as follows: 50% on January 27, 2019; 25% on January 27, 2020; and 25% on January 27, 2021.
Sale of shares in the Company's ‘At-the-Market’ program (“ATM”).
From January 1, 2018 through March 8, 2018, the Company has issued 0.39 million shares for proceeds $0.65 million using the ATM.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The required disclosure related to our previous change in auditor can be found in our Current Report on Form 8-K filed with the SEC on March 29, 2017.

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
The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 and no material weaknesses were discovered.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

1.1	Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corporation, Haywood Securities Inc. and Roth Capital Partners, LLC dated March 9, 2016. (1)

1.2	Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corporation and Rodman & Renshaw (a unit of H.C. Wainwright & Co. LLC) dated September 14, 2016. (2)

1.3	Amended and Restated Underwriting Agreement by and among the Company, Cantor Fitzgerald Canada Corportion and Rodman & Renshaw (a unit of H.C. Wainwright & Co. LLC) dated September 15, 2016.(3)

3.1	Articles of Continuance dated September 2, 2005.(4)

3.2	Articles of Amendment dated May 26, 2006.(5)

3.3	Bylaws.(6)

4.1
The Amended and Restated Convertible Debenture Indenture dated August 4, 2016 between Energy Fuels Inc., BNY Trust Company of Canada and the Bank of New York Mellon providing for the issuance of debentures.(7)

4.2	Financing Agreement between Johnson County, Wyoming and Uranerz Energy Corporation dated November 26, 2013.(8)

4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 12, 2013.(9)

4.4	Promissory Note among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 26, 2013.(10)

4.5	Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement between Uranerz Energy Corporation and UMB Bank, n.a. as Trustee and Mortgagee dated November 26, 2013.(11)

4.6	Shareholder Rights Plan between Energy Fuels Inc., and CIBC Mellon Trust Company dated February 3, 2009.(12)

4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Company providing for the issue of common share purchase warrants dated March 14, 2016.(13)

4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016.(14)

4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016.(15)

10.1	Energy Fuels 2013 Amended and Restated Stock Option Plan.(16)

Exhibit No.	Document Description
10.2	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015.(17)

10.3	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated December 23, 2016.(18)

10.4	Form of Indemnity Agreement between Energy Fuels and its officers and directors.(19)

10.5	Amended and Restated Employment Agreement between Energy Fuels Inc., Energy Fuels Resources (USA) Inc. and Stephen P. Antony dated August 4, 2016.(20)

10.6	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund effective March 2, 2018

10.7	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson effective February 14, 2018

10.8	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers effective April 14, 2016.(21)

10.9	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers effective February 1, 2018

10.10	Amendment No. 1 to the Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated December 23, 2016.(22)

10.11	Professional Services Agreement between Energy Fuels Inc. and Daniel G. Zang dated March 2, 2018

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accountants, U.S.

23.2	Consent of Roscoe Postle Associates Inc.

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas H. Underhill

23.5	Consent of Thomas C. Pool

23.6	Consent of Robert Michaud

23.7	Consent of Stuart E. Collins

23.8	Consent of Mark B. Mathisen

23.9	Consent of Harold R. Roberts

23.10	Consent of David A. Ross

23.11	Consent of Peters Geosciences

Exhibit No.	Document Description

23.12	Consent of Douglas C. Peters

23.13	Consent of BRS Inc.

23.14	Consent of Douglas L. Beahm

23.15	Consent of W. Paul Goranson

23.16	Consent of Douglass Graves

23.17	Consent of John H. White, III

23.18	Consent of Don R. Woody

23.19	Consent of Trec, Inc.

23.20	Consent of Woody Enterprises

23.21	Consent of Allan Moran

23.22	Consent of Frank A. Daviess

23.23	Consent of SRK Consulting (U.S.) Inc.

23.24	Consent of Christopher Moreton

23.25	Consent of Valerie Wilson

23.26	Consent of Jeffrey Woods

23.27	Consent of KPMG LLP, Independent Registered Public Accountants, Canada

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

(1)	Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed March 10, 2016.

(2)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed on September 16, 2016.

(3)	Incorporated by reference to Exhibit 1.2 of Energy Fuels’ Form 8-K filed with the SEC on September 16, 2016.

(4)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(5)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(6)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2016.

(8)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(9)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(10)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(11)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(12)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.

(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.

(15)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.

(16)	Incorporated by reference from Schedule B of Exhibit 99.84 of Energy Fuels' registration statement on Form 40-F filed with the SEC on November 15, 2013.

(17)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.

(18)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on December 23, 2016.

(19)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(20)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2016.

(21)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 6, 2016.

(22)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on December 29, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 9, 2018

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 9, 2018

Per:	/s/ David C. Frydenlund
David C. Frydenlund, Chief Financial Officer
(Principal Financial Officer)
Date: March 9, 2018

Per:	/s/ Matthew Tarnowski
Matthew Tarnowski, Chief Accounting Officer &
Controller
Date: March 9, 2018

Per:	/s/ Benjamin Eshleman
Benjamin Eshleman, Director
Date: March 9, 2018

Per:	/s/ Dennis Higgs
Dennis Higgs, Director
Date: March 9, 2018

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 9, 2018

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 9, 2018

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: March 9, 2018

Per:	/s/ Paul Carroll
Paul A. Carroll, Director
Date: March 9, 2018