Form 10-Q
period 2018-03-31
ENERGY FUELS INC
filed 2018-05-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
(303) 974-2140
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
78,262,341 common shares, without par value, outstanding as of May 3, 2018.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.
We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (the "SEC") purposes, most of its shareholders are U.S. residents and its primary trading market is the NYSE American. However, because the Company is also listed on the Toronto Stock Exchange ("TSX"), this Quarterly Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and reserve and resource information contained herein, or incorporated by reference in this Quarterly Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting under only United States standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves; the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves; and the primary environmental analysis or report must be filed with the appropriate governmental authority.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended
	March 31,
	2018	2017
Revenues
Uranium concentrates	$1,238	$3,497
Alternate feed materials processing and other	16	259
Total revenues	1,254	3,756
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	1,238	1,838
Costs and expenses applicable to alternate feed materials and other	—	233
Total costs and expenses applicable to revenues	1,238	2,071
Impairment of inventories	1,010	—
Development, permitting and land holding	1,600	3,323
Standby costs	2,512	1,206
Abandonment of mineral properties	—	245
Accretion of asset retirement obligation	459	345
Selling costs	65	70
Intangible asset amortization	—	205
General and administration	4,770	4,428
Total operating loss	(10,400)	(8,137)

Interest expense	(492)	(542)
Other income (expense)	63	(1,917)
Net loss	(10,829)	(10,596)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(463)	(196)
Unrealized (loss) gain on available-for-sale assets	(224)	440
Other comprehensive (loss) income	(687)	244
Comprehensive loss	$(11,516)	$(10,352)

Net loss attributable to:
Owners of the Company	$(10,822)	$(10,508)
Non-controlling interests	(7)	(88)
	$(10,829)	$(10,596)
Comprehensive loss attributable to:
Owners of the Company	$(11,509)	$(10,264)
Non-controlling interests	(7)	(88)
	$(11,516)	$(10,352)

Basic and diluted loss per share	$(0.14)	$(0.15)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$6,623	$18,574
Trade and other receivables, net	2,233	1,253
Inventories, net	16,827	16,550
Prepaid expenses and other assets	1,591	1,814
Mineral properties held for sale	5,000	5,000
Total current assets	32,274	43,191
Investments accounted for at fair value	659	903
Plant and equipment, net	32,251	33,076
Mineral properties, net	83,539	83,539
Intangible assets, net	2,502	2,502
Restricted cash	21,572	22,127
Total assets	$172,797	$185,338

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,144	$6,449
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	3,463	3,414
Total current liabilities	8,639	9,895
Warrant liabilities	2,928	3,376
Asset retirement obligation	18,684	18,248
Loans and borrowings	22,885	24,077
Total liabilities	53,136	55,596
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 75,977,269 at March 31, 2018 and 74,366,824 at December 31, 2017	431,818	430,383
Accumulated deficit	(317,635)	(306,813)
Accumulated other comprehensive income	1,602	2,289
Total shareholders' equity	115,785	125,859
Non-controlling interests	3,876	3,883
Total equity	119,661	129,742
Total liabilities and equity	$172,797	$185,338

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(10,822)	—	(10,822)	(7)	(10,829)
Other comprehensive loss	—	—	—	(687)	(687)	—	(687)
Shares issued for cash by at-the-market offering	711,253	1,176	—	—	1,176	—	1,176
Share issuance cost	—	(29)	—	—	(29)	—	(29)
Share-based compensation	—	1,202	—	—	1,202	—	1,202
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at March 31, 2018	75,977,269	$431,818	$(317,635)	$1,602	$115,785	$3,876	$119,661
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the three months ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(10,829)	$(10,596)
Items not involving cash:
Depletion, depreciation and amortization	327	508
Stock-based compensation	1,202	1,041
Change in value of convertible debentures	145	922
Change in value of warrant liabilities	(364)	2,193
Accretion of asset retirement obligation	459	345
Unrealized foreign exchange gains	(1,148)	296
Impairment of inventories	1,010	—
Abandonment of mineral properties	—	245
Other non-cash expenses	688	242
Changes in assets and liabilities
Increase in inventories	(775)	(2,419)
Increase in trade and other receivables	(952)	(134)
Decrease (Increase) in prepaid expenses and other assets	224	(505)
Decrease in accounts payable and accrued liabilities	(1,797)	(1,119)
Cash paid for reclamation and remediation activities	(23)	(97)
	(11,833)	(9,078)
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	(14)	—
	(14)	—
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	1,147	6,965
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(914)	—
Repayment of loans and borrowings	(836)	(789)
	(603)	6,176

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(12,450)	(2,902)
Effect of exchange rate fluctuations on cash held in foreign currencies	(56)	79
Cash, cash equivalents and restricted cash - beginning of period	40,701	40,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$28,195	$37,253

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$156	$202
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(unaudited)(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2017. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	INVENTORIES

	March 31, 2018	December 31, 2017
Concentrates and work-in-progress	$14,190	$14,118
Raw materials and consumables	2,637	2,432
	$16,827	$16,550

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(10,483)	$18,727	$29,210	$(9,971)	$19,239
Alta Mesa	13,626	(1,621)	12,005	13,626	(1,388)	12,238
Equipment and other	13,381	(11,862)	1,519	13,367	(11,768)	1,599
Plant and equipment total	$56,217	$(23,966)	$32,251	$56,203	$(23,127)	$33,076
The following is a summary of mineral properties:

	March 31, 2018	December 31, 2017
Mineral properties
Uranerz ISR properties (a)	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

a)     In the three months ended March 31, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $0.25 million in the statement of operations.

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2018	December 31, 2017
Asset retirement obligation, beginning of period	$18,280	$17,033
Revision of estimate	—	249
Accretion of liabilities	459	1,733
Settlements	(23)	(735)
Asset retirement obligation, end of period	$18,716	$18,280
Asset retirement obligation:
Current	$32	$32
Non-current	18,684	18,248
Asset retirement obligation, end of period	$18,716	$18,280
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at March 31, 2018 is $43.42 million (December 31, 2017 - $43.46 million).

The following table summarizes the Company’s restricted cash:

	March 31, 2018	December 31, 2017
Restricted cash, beginning of period	$22,127	$23,175
Additional collateral posted	80	13,609
Refunds of collateral	(635)	(14,657)
Restricted cash, end of period	$21,572	$22,127
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

Cash, cash equivalents and restricted cash are included in the following accounts at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$6,623	$12,164
Restricted cash included in other long-term assets	21,572	25,089
Total cash, cash equivalents and restricted cash	$28,195	$37,253

6.	LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	March 31, 2018	December 31, 2017
Current portion of loans and borrowings:
Wyoming Industrial Development Revenue Bond loan (b)	3,463	3,414
Total current loans and borrowings	$3,463	$3,414
Long-term loans and borrowings:
Convertible debentures (a)	$16,329	$16,636
Wyoming Industrial Development Revenue Bond loan (b)	6,556	7,441
Total long-term loans and borrowings	$22,885	$24,077

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

On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days' notice to Debentureholders, to redeem the Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added which gave the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In the three months ended June 30, 2017, Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right. No additional purchases are allowed under this right. In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
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
In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability. The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three months ended March 31, 2018 the Company recorded a gain on revaluation of convertible Debentures of $0.15 million (March 31, 2017 – gain of $0.92 million for the three months ended).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At March 31, 2018 the loan had an outstanding balance of $10.02 million of which the current portion of the note was $3.46 million.

7.	CAPITAL STOCK
Authorized capital stock
The Company is authorized to issue an unlimited number of Common Shares without par value, unlimited Preferred Shares issuable in series, and unlimited Series A Preferred Shares. The Series A Preferred Shares issuable are non-redeemable, non-callable, non-

voting and with no right to dividends. The Preferred Shares issuable in series will have the rights, privileges, restrictions and conditions assigned to the particular series upon the Board of Directors approving their issuance.
Issued capital stock
In the three months ended March 31, 2018, the Company issued 711,253 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $1.15 million.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at March 31, 2018
March 2016 (a)	March 14, 2019	3.20	2,515,625	$115
September 2016 (b)	September 20, 2021	2.45	4,168,750	2,813
				$2,928
(a) The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 15).
(b) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 15).
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.12 million of fair value for the 2,515,625 warrants at March 31, 2018.

Risk-free rate	2.09%
Expected life	1.0 years
Expected volatility	45.98%*
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended March 31,
	2018	2017
Loss attributable to shareholders	$(10,822)	$(10,508)
Basic and diluted weighted average number of common shares outstanding	75,209,456	68,761,350
Loss per common share	$(0.14)	$(0.15)
For the three months ended March 31, 2018, 9.04 million (March 31, 2017 - 10.17 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS
The Company, under the 2015 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At March 31, 2018, a total of 7,597,727 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options

The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.42 million options granted in the three months ended March 31, 2018 (three months ended March 31, 2017 – 0.73 million options). At March 31, 2018, there were 2.36 million options outstanding with 1.78 million options exercisable, at a weighted average exercise price of $3.76 and $4.30 respectively, with a weighted average remaining contractual life of 3.73 years. The aggregate intrinsic value of the fully vested options was $0.01 million.
The fair value of the options granted under the Compensation Plan for the three months ended March 31, 2018 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	2.840
Expected life	5.0 years	*
Expected volatility	59.0
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$0.96

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at March 31, 2018 and December 31, 2017, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	1.77 - 15.61	4.48	2,028,847
Granted	1.70	1.70	422,956
Exercised	—	—	—
Forfeited	2.12 - 7.02	3.76	(18,849)
Expired	10.36	10.36	(77,264)
Balance, March 31, 2018	1.70 - 15.61	3.76	2,355,690
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2018 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	365,180	$1.20
Granted	422,956	0.91
Vested	(215,315)	0.92
Forfeited	(1,644)	1.30
Non-vested March 31, 2018	571,178	$1.09
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the three months ended March 31, 2018, the Company's Board of Directors approved the issuance of 1.19 million RSUs under the Compensation Plan (March 31, 2017 -1.13 million).
A summary of the status and activity of non-vested RSUs at March 31, 2018 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	1,909,477	$2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	—	—
Non-vested March 31, 2018	1,614,483	$1.99
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2018 was $2.41 million (March 31, 2017 – $1.64 million).
The share-based compensation recorded during the three months ended March 31, 2018 was $1.20 million (three months ended March 31, 2017 - $1.04 million).
At March 31, 2018, there were $0.24 million and $2.35 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. These costs are expected to be recognized over a period of approximately two years.

10.	INCOME TAXES

As of March 31, 2018, the Company does not believe it is more likely than not that the Company will fully realize the benefit of the deferred tax assets. As such, the Company increased the valuation allowance related to the deferred tax assets by $2.20 million for the three months ended March 31, 2018. The Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2018, and December 31, 2017.

11.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense) are as follows:

	Three months ended March 31,
	2018	2017
Interest income	$50	$29
Change in value of investments accounted at fair value	(224)	499
Change in value of warrant liabilities	364	(2,193)
Change in value of convertible debentures	(145)	(922)
Sale of surplus assets	14	793
Other	4	(123)
Other income	$63	$(1,917)

12.	COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In January 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated, and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, UDEQ renewed the Company’s White Mesa Mill license for another ten years, and Groundwater Discharge Permit for another five years, after which renewal periods further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued. On March 15, 2018, March 16, 2018 and March 19, 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch, respectively, served Petitions for Review challenging UDEQ’s renewal of the license and permit. These challenges will involve the appointment of an administrative law judge to hear the matter. The Company does not consider these challenges to have any merit and intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the U.S. Forest Services ("USFS") seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on

June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On February 21, 2018, the Court of Appeals ordered the Defendants and the Company to file a response to the Canyon Plaintiffs' petition for a rehearing en banc. Those responses were filed on April 13, 2018 and April 20, 2018, respectively, and the parties are currently awaiting a further determination from the Court of Appeals on the petition. If a rehearing is granted, and the Canyon Plaintiffs are successful on their appeal on the merits, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
Daneros Project
On February 23, 2018, the U.S. Bureau of Land Management (“BLM”) issued its Environmental Assessment (“EA”), Decision Record, and Finding of No Significant Impact (“FONSI”) relating to the BLM-approved Mine Plan of Operations Modification (“MPOM”) for the expansion of the Company’s Daneros Mine, subject to certain specified requirements. The MPOM allows for expanded mining operations, the reclamation of historic mining disturbances, and the implementation of additional operational and emission controls. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust filed a Notice of Appeal with the Interior Board of Land Appeals (“IBLA”), challenging BLM’s Decision Record, FONSI, MPOM and EA. A statement of reasons has not yet been filed by the plaintiffs. On April 12, 2018, the Company filed a Motion to Intervene with IBLA, requesting that the Company be allowed intervention as a full party to this appeal and, on May 1, 2018, the Company’s Motion to Intervene was granted by the IBLA
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $21.57 million posted against an undiscounted asset retirement obligation of $43.42 million (December 31, 2017 - $22.13 million posted against undiscounted asset retirement obligation of $43.46 million).

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

United Nuclear contributed $nil to the expenses of the Arkose Joint Venture based on the approved budget for the three months ended March 31, 2018.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At March 31, 2018, the Company has accrued $0.35 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months ended March 31, 2018 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2018. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of March 31, 2018, the Company has accrued $0.95 million of this liability on the balance sheet.

14.	REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Adoption

On January 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

We recorded a net decrease to opening accumulated deficit of $2.47 million as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for disposal contracts, resulting in the recognition of $2.47 million of deferred revenue.

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
Liabilities
Deferred revenue	$2,474	$(2,474)	$—

Equity
Accumulated deficit	$(309,287)	$2,474	$(306,813)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that there would be no impact to revenues for the quarter ended March 31, 2018 as we did not receive any disposal material which would have been classified as deferred revenue in the period.

Refer to Recently Adopted Accounting Pronouncements in Management's Discussion and Analysis section for a summary of our significant policies for revenue recognition.

15.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at March 31, 2018. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2018, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$1,463	$—	$—	$1,463
Warrant liabilities	(2,813)	(115)	—	(2,928)
Convertible debentures	(16,668)	—	—	(16,668)
	$(18,018)	$(115)	$—	$(18,133)
The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

16.	SUBSEQUENT EVENTS
Sale of shares in the Company's ‘At-the-Market’ program (“ATM”).
From April 1, 2018 through May 2, 2018, the Company issued 2.10 million shares for proceeds of $3.90 million using the ATM.

On May 1, 2018, the Company closed the sale of its non-core Reno Creek property in Wyoming for $5.39 million, including $2.94 million in cash and $2.45 million in common shares of Uranium Energy Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three month period ended March 31, 2018, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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

The Mill, located near Blanding Utah, processes ore mined from the Four Corners region of the United States as well as alternate feed materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the near-term ability to resume recovery of vanadium. The Mill is licensed to process an average of 2,000 tons of ore per day and to extract approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as alternate feed materials.

Currently, there are no mines operating in the vicinity of the Mill, due to low uranium prices. The Mill is currently processing alternate feed materials for the recovery of uranium, under multiple toll processing arrangements as well as alternate feed materials for our own account. Additionally, the Mill is recovering dissolved uranium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior thirty-plus years of operations (“Pond Return”). The Company is actively pursuing additional toll and alternate feed materials for processing at the Mill.

The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity has arisen for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. Recently, the U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional settlements with other parties are also pending. Our Mill is within close trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation. There are no other facilities in the U.S capable of providing this service. Consequently, the Company is actively pursuing these types of opportunities.

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

We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future. In anticipation of price recoveries, we continue to maintain and advance our resource portfolio. Once prices recover, we stand ready to resume wellfield construction at our Nichols Ranch Project, develop wellfields and resume production at our Alta Mesa facility, as well as mine and process resources from our Canyon Project. The Company believes we could start bringing this new production to the market within approximately six to twelve months of a positive production decision. Longer term, we expect to resume production at our conventional mines on standby and develop our large conventional mines at Roca Honda and Henry Mountains.

In addition to resources controlled by Energy Fuels, there are substantial conventional uranium/vanadium mines/projects in the vicinity of our Mill, which as stated above, is the only operating uranium mill in the United States. We expect that as these mines are brought into production we will be able to generate profitable toll milling contracts to process this third party ore.

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were $23.75 per pound on December 31, 2017. During the quarter, weekly spot prices reported by TradeTech were at their high of $23.75 per pound at the very beginning of the quarter (January 5, 2018), and generally dropped throughout the period to a low of $21.00 per pound at March 31, 2018. TradeTech price data also indicate that long-term U3O8 prices, which began 2018 at $31.00 per pound had dropped to $28.00 per pound by March 31, 2018. According to TradeTech’s March 31, 2018 Nuclear Market Review, year-to-date spot sales and volume rose substantially in March due to “mounting uncertainties, including news of a temporary suspension to the US Department of Energy’s (DOE) uranium barter program, along with potential government action with respect to US trade laws, looming inventories, and recent production cutbacks.”

While general industry sentiment remains bearish in the short term, some positive developments supported the uranium market during the three month period ended March 31, 2018. During the quarter, the U.S. Department of Energy announced a suspension of its uranium barter program for the remainder of 2018, and indicated that the suspension could be extended beyond 2018 with Congressional funding of the cleanup projects that have been funded by the former uranium barter programs. In addition, on April 12, 2018, the New Jersey legislature passed a bill that would prevent the premature closure of the state’s three nuclear power plants. New Jersey’s governor is expected to sign the bill. According to TradeTech, in March 2018, it was announced that Unit 1 at the Barakah nuclear power plant in the United Arab Emirates (UAE) achieved “formal completion” with fuel loading expected to occur in May 2018; this is “the first commercial power reactor in the Middle East” and the first export of South Korea’s APR-1400 PWR technology. Units 2-4 at the Barakah facility remain under construction. On April 10, 2018 Kansai Electric Power Company announced that Unit 3 at its Ohi nuclear power plant resumed commercial operation, marking the sixth reactor to restart in Japan. Also in March 2018, Unit 3 at Kyushu Electric Power Company’s Genkai nuclear power plant resumed operations, marking the seventh unit in Japan to come back online. However, a small steam leak was discovered when the reactor achieved 75% power; while no radioactivity was released, the unit was powered down for repairs. As a result, commercial operation for Unit 3 and 4 at Genkai has now been delayed until later in 2018. On the negative side, US utility FirstEnergy Nuclear Operating Company announced that it would shutter four nuclear units in the next three years (the one-unit Davis-Besse and Perry plants in Ohio and the two-unit Beaver Valley plant in Pennsylvania). FirstEnergy officials continue to work on legislative solutions to save these units.

The Company continues to believe that the continued weak uranium markets are primarily the result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also believes that the Company’s joint filing of the "Section 232 Petition", discussed below, has injected considerable uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.

Operations Update and Outlook year ending December 31, 2018

The Company plans to extract and/or recover uranium from the following sources in 2018 (each of which is more fully described below):

•	Nichols Ranch Project

•	Alternate Feed Materials

•	Pond Return at the White Mesa Mill

Our planned operations, together with our existing inventories, are expected to produce finished uranium in excess of our existing sales contracts.

Extraction and Recovery Activities

The Company expects to produce a total of 460,000 to 520,000 pounds of U3O8 in the year ending December 31, 2018, of which 43,000 pounds of U3O8 were produced in the first three months of the year.

The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in its existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at reduced levels until such time as market conditions improve sufficiently.

ISR Activities

We expect production at Nichols Ranch to total 140,000 to 160,000 pounds in the year ending December 31, 2018, of which we recovered 43,000 pounds during the first three months of 2018.

At March 31, 2018, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer further development of wellfields at its Nichols Ranch Project and to keep the Alta Mesa Project on standby.

Conventional Activities

We expect to recover 320,000 to 360,000 pounds of uranium at the Mill during the year ending December 31, 2018 for our own account, none of which have been recovered to date in 2018. Of this material, approximately 145,000 pounds are expected to be from alternate feed materials and the remainder from Pond Return. In addition to the 145,000 pounds expected to be recovered from alternate feed materials, valued at $3.3 million, the Company expects to receive an additional $3.8 million in cash from processing fees, for a total expected value from alternate feed materials of $7.1 million during 2018, none of which has been earned or recovered to date in 2018. The Company is continuing to pursue other alternate feed material opportunities, some of which may result in additional value to the Company in 2018.

The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned processing activities will keep the Mill in operation through the end of 2018, and generate positive cash flow as a result. The Company is also actively pursuing opportunities to process new and additional alternate feed sources, low grade ore from third parties in connection with various uranium clean-up requirements and further recovery of uranium from Pond Return. The Company is also evaluating the possibility of recovering vanadium from existing pond solutions, in a manner similar to the way the Company has recovered uranium from those same solutions, and perhaps recover vanadium from other sources.

Recent studies of the Company’s vanadium capabilities has resulted in the identification of substantial quantities of solubilized vanadium in the Mill’s tailings and evaporation ponds, and consequently the Company is considering a “pilot” run later in 2018 to determine the scope, cost and economics to recover this potentially dissolved vanadium, along with limited additional quantities of uranium, from Pond Return. The Company is also reviewing the economics of processing certain previously mined uranium/vanadium ore stockpiles and re-initiation of conventional uranium/vanadium mining at certain of its uranium/vanadium mines, as well as the recovery of vanadium alone or in combination with uranium from other potential vanadium-bearing streams, as market conditions may warrant. The goal of the Company’s vanadium review is to better quantify near/midterm-vanadium revenue streams, in light of recent increases in vanadium prices, while minimizing the risks of market fluctuations.

Successful results from these activities would allow the Mill to extend the 2018 campaign into 2019 and beyond. However, in the event we are unable at any time to secure sufficient feed sources to justify full operation of the Mill, the Company would expect to place uranium recovery activities at the Mill on standby at that time, until sufficient mill feed becomes available. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or that would result in all or a portion of the Mill's standby costs being recovered.

During the first three months of 2018, the Company completed the shaft at its Canyon Project to a depth of 1,470 ft. and also completed the construction of a sump at the bottom of the shaft, as well as miscellaneous other development activities at the mine. The Company plans to continue to carry out engineering, procurement and construction management activities in 2018, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.

During the first three months of 2018, the Company received amendments to its Plans of Operations, to expand operations at its La Sal and Daneros Projects, both of which are currently on standby. The Company continues to selectively advance certain permits at its other major conventional uranium projects. The Company plans to continue the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently now scheduled to be completed in 2019. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. A number of the Company’s conventional mines also have substantial vanadium resources, which the Company is currently evaluating, particularly with the recent increases in vanadium prices to the $15 per pound range.

The Company will also continue to pursue additional cost cutting initiatives, including further reductions in the scope of certain development initiatives, the potential sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.

Trade Petition

In January 2018, the Company participated in the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security ("The Petition"). The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action during 2018. It should be noted, however, that there can be no certainty of the outcome of the petition, and therefore the outcome of this process is uncertain.

Sales and other revenue update and outlook year ending December 31, 2018

In the three months ended March 31, 2018, the Company completed deliveries of 50,000 pounds of U3O8 on a spot sale at a price of $24.75 per pound. In addition, on April 1, 2018, the Company completed the delivery of 400,000 pounds of U3O8 under two long-term contracts with a fixed price of $61.30 per pound. In the final nine months of the year, the Company expects to complete two deliveries of 200,000 pounds of U3O8 under a contract, where the price is based on the average spot price per pound of uranium for the five weeks prior to the dates of delivery.

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2018 and 2017 (in thousands of US dollars):

	Three Months Ended March 31,
	2018	2017
Revenues
Uranium concentrates	$1,238	$3,497
Alternate feed materials processing and other	16	259
Total revenues	1,254	3,756
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	1,238	1,838
Costs and expenses applicable to alternate feed materials and other	—	233
Total costs and expenses applicable to revenue	1,238	2,071
Impairment of inventories	1,010	—
Gross profit (loss)	(994)	1,685

Other operating costs and expenses
Development, permitting and land holding	1,600	3,323
Standby costs	2,512	1,206
Abandonment of mineral properties	—	245
Accretion of asset retirement obligation	459	345
Total other operating costs and expenses	4,571	5,119

Selling, general & administration
Selling costs	65	70
Intangible asset amortization	—	205
General and administration	4,770	4,428
Total selling, general & administration	4,835	4,703

Total Operating Loss	(10,400)	(8,137)
Interest expense	(492)	(542)
Other income (expense)	63	(1,917)
Net loss	$(10,829)	$(10,596)

Basic and diluted loss per share	$(0.14)	$(0.15)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the three months ended March 31, 2018 totaled $1.25 million compared with $3.76 million in the three months ended March 31, 2017.
Of the revenues for the three months ended March 31, 2018, were sales of 50,000 pounds of U3O8 at a price of $24.75 per pound.
Revenues for the three months ended March 31, 2017 included $3.50 million in sales of 60,000 pounds of U3O8, pursuant to term contracts at an average price of $58.28 per pound and $0.26 million related to toll processing of uranium concentrates.

Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended March 31, 2018, the Company recovered 43,000 pounds of U3O8 from ISR recovery activities, all of which were for the Company's own account.

In the three months ended March 31, 2017, the Company recovered 92,000 pounds of U3O8 for its own account. Of the 92,000 pounds recovered, 58,000 pounds were from the Company's ISR recovery activities and 34,000 pounds were from the Company's Conventional recovery activities. The Conventional recovery activities included recovery of 107,000 pounds from alternate feed sources.
Costs and expenses applicable to revenue for the three months ended March 31, 2018 totaled $1.24 million, compared with $2.07 million for the three months ended March 31, 2017. Included in cost and expenses applicable to revenue is $0.23 million related to toll processing for the three months ended March 31, 2017. The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above as well as a decrease in toll processing and other. Costs of goods sold averaged $21.60 per pound and $34.52 per pound in the three months ended March 31, 2018 and 2017, respectively.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended March 31, 2018, the Company spent $1.60 million for development of the Canyon Project and permitting and land holding costs related to these and other projects. While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
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
For the three months ended March 31, 2018, standby costs totaled $2.51 million compared with $1.21 million in the prior year. The increase is primarily related to to decreased toll milling activities at the White Mesa Mill causing the Mill to operate at lower levels of uranium recovery with excess costs being expensed to standby for the three months ended March 31, 2018.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. From time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the three months ended March 31, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $0.25 million. There were no abandonment expenses recognized for the three months ended March 31, 2018.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended March 31, 2018, which were $0.46 million compared with the prior year $0.35 million. This increase is primarily due to normal accretion activity.
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general, and administrative expenses totaled $4.84 million for the three months ended March 31, 2018 compared to $4.70 million for the three months ended March 31, 2017.
Impairment
For the three months ended March 31, 2018, the Company recognized $1.01 million in impairment charges related to inventory. For the same period ended March 31, 2017, the Company recognized $nil inventory impairment. The impairment of inventories is due to declining Uranium prices and lower amounts of contract sales due to expiring sales contracts.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended March 31, 2018, was $0.49 million compared with $0.54 million for the three months ended March 31, 2017. This decrease was due to lower principal amounts from the Wyoming revenue bond loan and the put option conversion of the convertible debentures.
Other income and expense
For the three months ended March 31, 2018, other income and expense totaled $0.06 million income. These amounts primarily consist of a gain for the change in fair value of derivative liabilities of $0.36 million and interest income of $0.05 million partially offset by a $0.22 million decrease in the value of investments accounted at fair value and by a loss in the mark-to-market values of the Company's debentures of $0.15 million.
For the three months ended March 31, 2017, other income and expense totaled $1.92 million expense. These amounts primarily consist of a loss on the increase in warrant liabilities of $2.19 million, a loss on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.92 million and losses on miscellaneous items of $0.12 million offset by a gain on the sale of surplus assets of $0.79 million, a gain on investments accounted for at fair value of $0.50 million and interest income of $0.03 million.
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
Cash issued for shares
On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3 which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to an additional $30 million in additional common shares under the ATM.
From January 1, 2017 to May 3, 2018, a total of 10,198,804 Common Shares have been sold under the ATM, for net proceeds to the Company of $19.56 million.
Working capital at March 31, 2018 and future requirements for funds
At March 31, 2018, the Company had working capital of $23.64 million, including $6.62 million in cash and 600,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Quarter ended March 31, 2018
Cash, cash equivalents and restricted cash were $28.20 million at March 31, 2018, compared to $40.70 million at December 31, 2017. The decrease of $12.50 million was due primarily to cash used in operations of $11.83 million, loss on foreign exchange on cash held in foreign currencies of $0.06 million offset by cash provided by financing activities of $0.60 million, and cash provided in investing activities of $0.01 million.
Net cash used in operating activities of $11.83 million is comprised of the net loss of $10.83 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were a decrease in prepaid expenses and other assets of $0.22 million, $0.33 million of depreciation and amortization of property, plant and equipment, $1.01 million impairment on inventory, accretion of ARO of $0.46 million, other non-cash expenses of $0.69 million offset by a $1.80 million decrease in accounts payable and accrued liabilities, an increase in trade and other receivables of $0.95 million, an increase in inventories of $0.78 million, $0.36 million change in warrant liabilities, and unrealized foreign exchange losses of $1.15 million.
Net cash provided by financing activities totaled $0.60 million consisting primarily of $1.15 million proceeds from the issuance of stock using the Company's ATM offering offset by $0.84 million to repay loans and borrowings and $0.91 million cash paid for tax withholding.
Net cash used in investing activities was $0.01 million for purchases of mineral properties and plant, property and equipment.
Quarter ended March 31, 2017
Cash, cash equivalents and restricted cash were $37.25 million at March 31, 2017, compared to $40.08 million at December 31, 2016. The decrease of $2.83 million was due primarily to cash provided by financing activities of $6.18 million offset by cash used in operations of $9.08 million and gain on foreign exchange on cash held in foreign currencies of $0.08 million.
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
g. Asset retirement obligations
Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation the Company records asset retirement obligations for such disturbance when occurred. The Company has accrued its best estimate of its share of the cost to decommission its mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans, and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of the Company’s decommissioning liability could differ from amounts provided. The estimate of the Company’s obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning the Company’s operations becomes available. The Company is not able to determine the impact on its financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at the Company’s estimated cost of capital based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the discount rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided

Recently Adopted Accounting Pronouncements
Investments
In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is not permitted. Adoption of this standard has no impact on the Company's financial statements as the Company had previously elected to account for these investments using the fair value option.
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company adopted this guidance effective January 1, 2018 and applied the modified retrospective method with prior periods presented as if revenue were recognized under Topic 606. See FN 14 for further discussion.
Statement of cash flows
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows(Topic 230): Restricted Cash" which became effective beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated state of cash flows, net cash flows for the three months ended March 31, 2017, decreased by $1.91 million.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. The Company's existing long term contracts have expired, following the Company's April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2018 ($000):

Cash and cash equivalents	$1,603
Accounts payable and accrued liabilities	(411)
Loans and borrowings	(16,667)
Total	$(15,475)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at March 31, 2018 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(200)
	-1% change in U.S.
Weakening net earnings	dollar	$200
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at March 31, 2018, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2017, as filed with the SEC dated March 9, 2018.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC dated March 9, 2018.
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

4.2	Financing Agreement between Johnson County, Wyoming and Uranerz Energy Corporation dated November 26, 2013 (5)
4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 12, 2013 (6)
4.4	Promissory Note among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 26, 2013 (7)
4.5	Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement between Uranerz Energy Corporation and UMB Bank, n.a., as Trustee and Mortgagee dated November 26, 2013 (8)
4.6	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (9)
4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (10)
4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (11)
4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (12)
4.10	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (13)
4.11
Consent, Waiver and Release Agreement and Amendment to Financing Agreement among Uranerz Energy Corp., Johnson County, WY, the State of Wyoming acting by and through the Wyoming State Treasurer, Energy Fuels Holdings Corp., and UMB Bank, n.a., dated March 14, 2018 and Effective May 1, 2018 (14)

4.12	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (15)
21.1	Subsidiaries of the Registrant
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(6)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(10)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(13)	Incorporated by reference to Exhibit 4.10 to Energy Fuels' Form 8-K filed on April 3, 2018.
(14)	Incorporated by reference to Exhibit 4.11 to Energy Fuels' Form 8-K filed on May 3, 2018.
(15)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 3, 2018	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 3, 2018	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer