Form 10-Q
period 2018-06-30
ENERGY FUELS INC
filed 2018-08-06
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
87,997,339 common shares, without par value, outstanding as of August 2, 2018.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2018

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

•	risks related to potentially higher than expected costs related to our Nichols Ranch Project and Canyon Project;

•	risks related to our ability to recover copper from our Canyon Project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
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

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission ("SEC") purposes, most of its shareholders are U.S. residents and its primary trading market is the NYSE American. However, because the Company is also listed on the Toronto Stock Exchange ("TSX"), this Quarterly Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Uranium concentrates	$26,777	$15,043	$28,015	$18,540
Alternate feed materials processing and other	196	2,840	212	3,099
Total revenues	26,973	17,883	28,227	21,639
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	10,670	9,274	11,908	11,112
Costs and expenses applicable to alternate feed materials and other	—	1,797	—	2,030
Total costs and expenses applicable to revenues	10,670	11,071	11,908	13,142
Other operating costs
Impairment of inventories	1,339	1,957	2,349	1,957
Development, permitting and land holding	998	1,186	2,598	4,509
Standby costs	1,386	1,029	3,898	2,235
Abandonment of mineral properties	—	42	—	287
Impairment of assets held for sale	—	3,599	—	3,599
Accretion of asset retirement obligation	458	346	917	691
Selling costs	23	45	88	115
Intangible asset amortization	2,502	2,887	2,502	3,092
General and administration	2,477	3,378	7,247	7,806
Total operating income (loss)	7,120	(7,657)	(3,280)	(15,794)

Interest expense	(475)	(503)	(967)	(1,045)
Other income	499	3,680	562	1,763
Net income (loss)	7,144	(4,480)	(3,685)	(15,076)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	225	(448)	(238)	(644)
Unrealized (loss) gain on available-for-sale assets	(156)	(548)	(380)	(108)
Other comprehensive income (loss)	69	(996)	(618)	(752)
Comprehensive income (loss)	$7,213	$(5,476)	$(4,303)	$(15,828)

Net income (loss) attributable to:
Owners of the Company	$7,149	$(4,470)	$(3,673)	$(14,978)
Non-controlling interests	(5)	(10)	(12)	(98)
	$7,144	$(4,480)	$(3,685)	$(15,076)
Comprehensive income (loss) attributable to:
Owners of the Company	$7,218	$(5,466)	$(4,291)	$(15,730)
Non-controlling interests	(5)	(10)	(12)	(98)
	$7,213	$(5,476)	$(4,303)	$(15,828)

Basic income (loss) per share	$0.09	$(0.06)	$(0.05)	$(0.22)
Diluted income (loss) per share	$0.08	$(0.06)	$(0.05)	$(0.22)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$43,239	$18,574
Trade and other receivables, net	3,445	1,253
Inventories, net	10,272	16,550
Prepaid expenses and other assets	7,981	1,814
Mineral properties held for sale	—	5,000
Total current assets	64,937	43,191
Investments accounted for at fair value	1,290	903
Plant and equipment, net	31,416	33,076
Mineral properties, net	83,539	83,539
Intangible assets, net	—	2,502
Restricted cash	21,594	22,127
Total assets	$202,776	$185,338

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,144	$6,449
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	3,512	3,414
Total current liabilities	9,688	9,895
Warrant liabilities	4,265	3,376
Asset retirement obligation	19,014	18,248
Loans and borrowings	21,198	24,077
Total liabilities	54,165	55,596
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 86,646,509 at June 30, 2018 and 74,366,824 at December 31, 2017	453,555	430,383
Accumulated deficit	(310,486)	(306,813)
Accumulated other comprehensive income	1,671	2,289
Total shareholders' equity	144,740	125,859
Non-controlling interests	3,871	3,883
Total equity	148,611	129,742
Total liabilities and equity	$202,776	$185,338

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(3,673)	—	(3,673)	(12)	(3,685)
Other comprehensive loss	—	—	—	(618)	(618)	—	(618)
Shares issued for cash by at-the-market offering	11,215,955	22,618	—	—	22,618	—	22,618
Share issuance cost	—	(565)	—	—	(565)	—	(565)
Share-based compensation	—	1,722	—	—	1,722	—	1,722
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Shares issued for consulting services	164,538	311	—	—	311	—	311
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at June 30, 2018	86,646,509	$453,555	$(310,486)	$1,671	$144,740	$3,871	$148,611
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the six months ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(3,685)	$(15,076)
Items not involving cash:
Depletion, depreciation and amortization	3,150	3,688
Stock-based compensation	1,722	1,784
Change in value of convertible debentures	(320)	775
Change in value of warrant liabilities	1,081	(845)
Accretion of asset retirement obligation	917	691
Unrealized foreign exchange gains	(236)	(182)
Impairment of inventories	2,349	1,957
Abandonment of mineral properties	—	287
Impairment of mineral properties held for sale	—	3,599
Other non-cash expenses	464	762
Changes in assets and liabilities
Decrease in inventories	4,954	3,683
Increase in trade and other receivables	(2,192)	(3,124)
Decrease (Increase) in prepaid expenses and other assets	(3,404)	226
Increase (Decrease) in accounts payable and accrued liabilities	(1,637)	(1,727)
Cash paid for reclamation and remediation activities	(151)	(542)
Changes in deferred revenue	—	77
	3,012	(3,967)
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	(13)	—
Cash received from sale of Reno Creek	2,940	—
	2,927	—
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	22,053	7,464
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(914)	—
Repayment of loans and borrowings	(1,682)	(2,460)
Cash received from non-controlling interest	—	365
	19,457	5,369

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	25,396	1,402
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,264)	50
Cash, cash equivalents and restricted cash - beginning of period	40,701	40,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$64,833	$41,528

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$988	$1,045
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
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

3.	INVENTORIES

	June 30, 2018	December 31, 2017
Concentrates and work-in-progress	$7,426	$14,118
Raw materials and consumables	2,846	2,432
	$10,272	$16,550

4.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(10,996)	$18,214	$29,210	$(9,971)	$19,239
Alta Mesa	13,626	(1,854)	11,772	13,626	(1,388)	12,238
Equipment and other	13,381	(11,951)	1,430	13,367	(11,768)	1,599
Plant and equipment total	$56,217	$(24,801)	$31,416	$56,203	$(23,127)	$33,076
The following is a summary of mineral properties:

	June 30, 2018	December 31, 2017
Mineral properties
Uranerz ISR properties (a)	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
a)     In the three and six months ended June 30, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $0.04 million and $0.29 million, respectively, in the statement of operations.

5.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2018	December 31, 2017
Asset retirement obligation, beginning of period	$18,280	$17,033
Revision of estimate	—	249
Accretion of liabilities	917	1,733
Settlements	(151)	(735)
Asset retirement obligation, end of period	$19,046	$18,280
Asset retirement obligation:
Current	$32	$32
Non-current	19,014	18,248
Asset retirement obligation, end of period	$19,046	$18,280
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at June 30, 2018 is $43.31 million (December 31, 2017 - $43.46 million).

The following table summarizes the Company’s restricted cash:

	June 30, 2018	December 31, 2017
Restricted cash, beginning of period	$22,127	$23,175
Additional collateral posted	102	13,609
Refunds of collateral	(635)	(14,657)
Restricted cash, end of period	$21,594	$22,127
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

Cash, cash equivalents and restricted cash are included in the following accounts at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$43,239	$18,574
Restricted cash included in other long-term assets	21,594	22,127
Total cash, cash equivalents and restricted cash	$64,833	$40,701

6.	LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	June 30, 2018	December 31, 2017
Current portion of loans and borrowings:
Wyoming Industrial Development Revenue Bond loan (b)	3,512	3,414
Total current loans and borrowings	$3,512	$3,414
Long-term loans and borrowings:
Convertible debentures (a)	$15,538	$16,636
Wyoming Industrial Development Revenue Bond loan (b)	5,660	7,441
Total long-term loans and borrowings	$21,198	$24,077

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
In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability. The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and six months ended June 30, 2018 the Company recorded a gain on revaluation of convertible Debentures of $0.47 million and $0.32 million (June 30, 2017 – gain of $0.15 million and $0.78 million loss for the three and six months ended).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan has an annual interest rate of 5.75% and is repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan can be repaid earlier than its maturity date if the Company so chooses without penalty or premium. The Loan is secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz is also subject to dividend restrictions. Principal and interest are paid on a quarterly basis on the first day of January, April, July and October. At June 30, 2018 the loan had an outstanding balance of $9.17 million of which the current portion of the note was $3.51 million.

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
Issued capital stock
In the six months ended June 30, 2018, the Company issued 11,215,955 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $22.05 million.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at June 30, 2018
March 2016 (a)	March 14, 2019	3.20	2,515,625	$308
September 2016 (b)	September 20, 2021	2.45	4,168,750	3,957
				$4,265
(a) The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 15).
(b) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 15).
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.31 million of fair value for the 2,515,625 warrants at June 30, 2018.

Risk-free rate	2.33%
Expected life	1.0 years
Expected volatility	39.9%
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

8.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income (loss) attributable to shareholders	$7,149	$(4,470)	$(3,673)	$(14,978)
Basic weighted average number of common shares outstanding	77,513,180	70,423,642	77,131,395	69,597,088
Income (loss) per common share	$0.09	$(0.06)	$(0.05)	$(0.22)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income (loss) attributable to shareholders	$7,149	$(4,470)	$(3,673)	$(14,978)
Diluted weighted average number of common shares outstanding	86,534,484	70,423,642	77,131,395	69,597,088
Income (loss) per common share	$0.08	$(0.06)	$(0.05)	$(0.22)

For the six months ended June 30, 2018, 9.02 million (June 30, 2017 - 9.10 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

9.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At June 30, 2018, a total of 8,664,651 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.42 million options granted in the six months ended June 30, 2018 (six months ended June 30, 2017 – 0.73 million options). At June 30, 2018, there were 2.34 million options outstanding with 1.95 million options exercisable, at a weighted average exercise price of $3.74 and $4.10 respectively, with a weighted average remaining contractual life of 3.49 years. The aggregate intrinsic value of the fully vested options was $0.16 million.
The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2018 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	2.840
Expected life	5.0 years	*
Expected volatility	59.0
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$0.96

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at June 30, 2018 and December 31, 2017, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	1.77 - 15.61	4.48	2,028,847
Granted	1.70	1.70	422,956
Exercised	—	—	—
Forfeited	2.12 - 6.87	3.08	(31,610)
Expired	6.08 - 10.36	10.05	(83,264)
Balance, June 30, 2018	1.70 - 15.61	3.74	2,336,929

A summary of the status and activity of non-vested stock options for the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	365,180	$1.20
Granted	422,956	0.91
Vested	(377,087)	1.06
Forfeited	(20,405)	0.92
Non-vested June 30, 2018	390,645	$1.04
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the six months ended June 30, 2018, the Company's Board of Directors approved the issuance of 1.19 million RSUs under the Compensation Plan (June 30, 2017 - 1.13 million).
A summary of the status and activity of non-vested RSUs at June 30, 2018 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	1,909,477	$2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	—	—
Non-vested June 30, 2018	1,614,483	$1.99
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2018 was $2.41 million (June 30, 2017 – $1.64 million).
The share-based compensation recorded during the three and six months ended June 30, 2018 was $0.52 million and $1.72 million (three and six months ended June 30, 2017 - $0.74 million and $1.78 million, respectively).
At June 30, 2018, there were $0.16 million and $1.83 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. These costs are expected to be recognized over a period of approximately two years.

10.	INCOME TAXES

As of June 30, 2018, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2018, and December 31, 2017. For the six months ending June 30, 2018 the company anticipates having a small amount of taxable income that will result in a decrease to the valuation allowance of $0.03 million due to the utilization of net operating loss carryforwards.

11.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income	$24	$32	$74	$61
Change in value of investments accounted at fair value	667	119	443	618
Change in value of warrant liabilities	(1,445)	3,038	(1,081)	845
Change in value of convertible debentures	465	147	320	(775)
Sale of surplus assets	265	345	279	1,138
Foreign exchange gain (loss)	134	1	111	36
Gain on sale of assets held for sale	341	—	341	—
Other	48	(2)	75	(160)
Other income	$499	$3,680	$562	$1,763

12.	COMMITMENTS AND CONTINGENCIES
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
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the Company’s White Mesa Mill license for another ten years, and Groundwater Discharge Permit for another five years, after which renewal periods further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued. On March 15, 2018, March 16, 2018 and March 19, 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch, respectively, served Petitions for Review challenging UDEQ’s renewal of the license and permit. Then, on May 29, 2018, May 30, 2018 and June 4, 2018, Uranium Watch, the Grand Canyon Trust and the Ute Mountain Ute Tribe, respectively, filed with UDEQ Requests for Appointment of an Administrative Law Judge, which they subsequently agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company does not consider these challenges to have any merit and intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
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
Daneros Project
On February 23, 2018, the U.S. Bureau of Land Management (“BLM”) issued its Environmental Assessment (“EA”), Decision Record, and Finding of No Significant Impact (“FONSI”) relating to the BLM-approved Mine Plan of Operations Modification (“MPOM”) for the expansion of the Company’s Daneros Mine, subject to certain specified requirements. The MPOM allows for expanded mining operations, the reclamation of historic mining disturbances, and the implementation of additional operational and emission controls. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust filed a Notice of Appeal with the Interior Board of Land Appeals (“IBLA”), challenging BLM’s Decision Record, FONSI, MPOM and EA. On April 12, 2018, the Company filed a Motion to Intervene with IBLA, requesting that the Company be allowed intervention as a full party to this appeal and, on May 1, 2018, the Company’s Motion to Intervene was granted by IBLA. On April 18, 2018, the United States Department of Interior (“DOI”) granted Appellants’ request for an extension of time to file a statement of reasons until 30 days from when the IBLA receives the complete Administrative Record (“AR”), which was received on April 26, 2018. On May 22, counsel for the BLM filed an Unopposed Motion to Suspend Briefing Schedule for inadvertently filing an incomplete AR and, on May 29, 2018, DOI granted BLM’s motion. On July 6, 2018, BLM filed its Motion to Replace Incomplete Version of Administrative Record with Complete Version. DOI’s April 18, 2018 grant of Appellants’ request for an extension of time to file a statement of reasons shall commence when the Complete Version is filed.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $21.59 million posted against an undiscounted asset retirement obligation of $43.31 million (December 31, 2017 - $22.13 million posted against undiscounted asset retirement obligation of $43.46 million).

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

United Nuclear contributed $nil to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2018.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,324,465 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At June 30, 2018, the Company has accrued $0.40 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months ended March 31, 2018 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2018. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of June 30, 2018, the Company has accrued $1.08 million of this liability on the balance sheet.

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
Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that there would be no impact to revenues for the quarter ended June 30, 2018 as we did not receive any disposal material which would have been classified as deferred revenue in the period.

Refer to Recently Adopted Accounting Pronouncements in Management's Discussion and Analysis section for a summary of our significant policies for revenue recognition.

15.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at June 30, 2018. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2018, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments	$4,697	$—	$—	$4,697
Warrant liabilities	(3,957)	(308)	—	(4,265)
Convertible debentures	(15,538)	—	—	(15,538)
	$(14,798)	$(308)	$—	$(15,106)
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
From July 1, 2018 through August 1, 2018, the Company issued 1.33 million shares for proceeds of $3.49 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2018, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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

Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

•	Processing ore from uranium mines;

•	Recycling of uranium bearing materials that are not derived from conventional ore, ("Alternate Feed Materials"); and

•	In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company is currently expecting to resume vanadium recovery from pond solutions at the Mill in 2018. The Company is also evaluating opportunities for copper recovery from our Canyon Project.

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

We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future. In addition, as discussed below, on July 18, 2018 upon petition by the Company (and Ur-Energy), the U.S. Department of Commerce (“DOC”) initiated an investigation into the effects of uranium imports on U.S. national security. This DOC investigation has the potential to result in trade remedies, including import quotas, which may generate higher prices for U.S. uranium. In anticipation of potential price recoveries, we continue to maintain and advance our resource portfolio. Once prices recover, we stand ready to resume wellfield construction at our Nichols Ranch Project, develop wellfields and resume production at our Alta Mesa facility, as well as mine and process resources from our Canyon Project, Daneros Project, La Sal Project and Whirlwind Project. The Company believes we could start bringing this new production to the market within approximately six to twelve months of a positive production decision. Longer term, we expect to resume production at our conventional mines on standby and develop our large conventional mines at Roca Honda and Henry Mountains.

In addition to resources controlled by Energy Fuels, there are substantial conventional uranium/vanadium mines/projects in the vicinity of our Mill, which as stated above, is the only operating uranium mill in the United States. We expect that as these mines are brought into production we will be able to generate profitable toll milling contracts to process this third party ore.

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were $21.00 per pound on March 31, 2018. During the quarter, weekly spot prices reported by TradeTech generally rose, reaching a high of $24.00 per pound during the week of June 6, 2018, ending the quarter at $22.75 per pound. TradeTech price data also indicate that long-term U3O8 prices were unchanged, beginning and ending the quarter at $28.00 per pound. On July 31, 2018, TradeTech reported a spot price of $25.85 per pound and a long-term price of $31.00 per pound. According to TradeTech, the April 2018 market was “quite active” in terms of volume, and May 2018 “spot market activity by volume increased considerably”, including participation by utilities, traders, producers and financial entities. TradeTech stated that “[t]his notable level of buying activity was driven by uncertainties surrounding the temporary suspension of the US Department of Energy’s uranium barter program and potential government action with respect to US trade laws.” (TradeTech Nuclear Market Review (NMR), May 31, 2018). Transaction volume in June 2018 was lower, though “the buying pool remained diverse with utilities, traders, producers, and financial entities all concluding purchases.” (TradeTech NMR, June 30, 2018). TradeTech further stated that “although utilities are beginning to venture into the spot market a bit more, US utilities in particular are hampered by uncertainties hanging over the market, including potential government action with respect to US trade laws.” TradeTech noted that uranium demand from non-US utilities is “decidedly strong.”

Several positive developments supported the uranium market during the three month period ended June 30, 2018. Rio Tinto announced lower Q1-2018 and full year production from their Rossing and Ranger mines (TradeTech NMR, April 30, 2018). U.S. uranium production during Q1-2018 was down over 50% (TradeTech NMR, May 11, 2018). The State of New Jersey passed legislation supporting nuclear energy in the state, and uranium was included on a draft list published by the U.S. Department of Interior of 35 minerals which are considered critical to the economic and national security of the US (TradeTech NMR May 25, 2018). Paladin announced that it was placing its Langer Heinrich mine in Namibia on care and maintenance (TradeTech NMR, May 25, 2018). Kazakhstan announced cuts that would result in 2018 production being 12.5% lower than 2016 (TradeTech NMR, June 8, 2018). Two new uranium funds also advanced. Yellowcake plc raised £150 million and purchased approximately 8 million pounds of U3O8 in mid-July (TradeTech NMR, July 13, 2018). In addition, Sydney, Australia-based Tribeca Investment Partners announced their intent to launch a $75 million uranium fund (TradeTech NMR, June 15, 2018). In Japan, the government reaffirmed its 20-22% nuclear power share by 2030 in its draft revised Strategic Energy Plan (TradeTech NMR May 18, 2018). Also, Kyushu Electric announced the restart of the 9th reactor to return to service (Genkai 4) in Japan (TradeTech NMR, June 22, 2018). Following the end of the quarter in July 2018, Cameco announced that the McArthur River/Key Lake suspension in Canada has been “extended for indeterminate duration," and that Cameco’s total production in 2019 would be only be about nine million pounds of U3O8 versus expected contract delivery commitments of 25.0 to 27.0 million pounds of U3O8.

The Company continues to believe that the continued weak uranium markets are primarily the result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also believes that the Company’s joint filing of the "Section 232 Petition," discussed below, has injected considerable uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.

Vanadium Market Update

According to weekly price data from Metal Bulletin, vanadium spot prices were $15.50 per pound of V2O5 on March 26, 2018. During the quarter, weekly spot prices reported by Metal Bulletin mostly rose, reaching a high of $17.25 per pound of V2O5 on June 25, 2018, the end of the quarter. The July 30, 2018 weekly spot price for vanadium as reported by Metal Bulletin was $19.33 per pound.

The Company believes that global production cutbacks have caused supply to fall well below demand, creating a deficit in the market. In addition, steel production accounts for about 90% of vanadium consumption, and vanadium demand has strengthened due to increased steel production and a revision of rebar standards in China that requires more vanadium (Metal Bulletin). According to Metal Bulletin, there are “no signs of change to the persistent tight supply situation” for vanadium. (Metal Bulletin, Global Vanadium Wrap, July 3, 2018). There is also considerable interest in the vanadium battery market, which currently accounts for about 2% of global demand (Mining Weekly, May 4, 2018). However, the Company believes this number could rise significantly in the coming years as flow batteries penetrate the utility-scale storage market.

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

Extraction and Recovery Activities

The Company expects to produce a total of 460,000 to 520,000 pounds of U3O8 in the year ending December 31, 2018, of which 171,000 pounds of U3O8 were produced in the first six months of the year.

The Company currently has finished goods inventory and uranium extraction and recovery capabilities that exceed the commitments contained in its existing sales contracts. As a result, both ISR and conventional uranium extraction and/or recovery have been, and are expected to continue to be, maintained at reduced levels until such time as market conditions improve sufficiently.

ISR Activities

We expect production at Nichols Ranch to total 140,000 to 160,000 pounds in the year ending December 31, 2018, of which we recovered 82,000 pounds during the six months ended June 30, 2018.

At June 30, 2018, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company intends to defer further development of wellfields at its Nichols Ranch Project and to keep the Alta Mesa Project on standby.

Conventional Activities

We expect to recover 320,000 to 360,000 pounds of uranium at the Mill during the year ending December 31, 2018 for our own account, 89,000 pounds of which have been recovered to date in 2018. Of this material, approximately 145,000 pounds are expected to be from Alternate Feed Materials and the remainder from Pond Return. In addition to the 145,000 pounds expected to be recovered from Alternate Feed Materials, valued at $3.3 million, the Company expects to receive an additional $3.8 million in cash from processing fees, for a total expected value from alternate feed materials of $7.1 million during 2018, $0.2 million of which has been earned to date in 2018. The Company is continuing to pursue other Alternate Feed Material opportunities, some of which may result in additional value to the Company in 2018.

The White Mesa Mill has historically operated on a campaign basis, whereby uranium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned processing activities will keep the Mill in operation through the end of 2018, and generate positive cash flow as a result. The Company is also actively pursuing opportunities to process new and additional alternate feed sources, low grade ore from third parties in connection with various uranium clean-up requirements and further recovery of uranium from Pond Return. The Company also plans to recover vanadium from existing pond solutions, in a manner similar to the way the Company has recovered uranium from those same solutions, and perhaps recover vanadium from other sources.

Recent studies of the Company’s vanadium capabilities has resulted in the identification of up to 4.0 million pounds of solubilized vanadium in the Mill’s tailings and evaporation ponds, and consequently the Company has decided to resume vanadium production in 2018. The Company expects to initially recover approximately 500,000 lbs. of V2O5 in late-2018 or early-2019, and given favorable costs, recoveries, and then-prevailing market conditions, we expect to continue vanadium recovery in 2019, recovering up to approximately 4.0 million lbs. of V2O5 over the life of the project. The Company is also reviewing the economics of processing certain previously mined uranium/vanadium ore stockpiles and re-initiation of conventional uranium/vanadium mining at certain of its uranium/vanadium mines, as well as the recovery of vanadium alone or in combination with uranium from other potential vanadium-bearing streams, as market conditions may warrant. The goal of the Company’s vanadium review is to better quantify vanadium revenue streams, in light of recent increases in vanadium prices, while minimizing the risks of market fluctuations.

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

The Company plans to continue to carry out engineering, procurement and construction management activities at the Canyon project in 2018, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.

During the six months ended June 30, 2018, the Company received amendments to its Plans of Operations, to expand operations at its La Sal and Daneros Projects, both of which are currently on standby. The Company continues to selectively advance certain permits at its other major conventional uranium projects. The Company plans to continue the licensing and permitting of its Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently now scheduled to be completed in 2019. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. A number of the Company’s conventional mines also have substantial vanadium resources, which the Company is currently evaluating, particularly with the recent increases in vanadium prices in excess of the $15 per pound range.

The Company will also continue to pursue additional cost cutting initiatives, including the potential sale or abandonment of certain non-core properties and the sale of excess mining equipment and other assets.

Trade Petition

In January 2018, the Company participated in the filing of a Petition for Relief with the U.S. Department of Commerce ("DOC") under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security (the "Petition"). The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action during 2018.

On July 18, 2018, the DOC initiated its investigation. Pursuant to Section 232 of the Trade Expansion Act of 1962 (as amended), starting on July 18, 2018, the Secretary of the DOC has 270 days to prepare a report to the President of the United States. Following receipt of the Secretary’s report, the President then has 90 days to act on the Secretary’s recommendations, and if necessary take action to “adjust the imports of an article and its derivatives” and/or pursue other lawful non-trade related actions to address the threat. It should be noted, however, that there can be no certainty of the outcome of the petition, and therefore the outcome of this process is uncertain.

Sales and other revenue update and outlook year ending December 31, 2018

In the three and six months ended June 30, 2018, the Company completed deliveries of 500,000 pounds of U3O8 at a weighted average price of $53.55 per pound. On April 1, 2018, the Company completed the delivery of 400,000 pounds of U3O8 under two long-term contracts with a fixed price of $61.30 per pound, and on June 15, 2018, the Company completed the delivery of 100,000 pounds of U3O8 under a spot contract at $22.57 per pound, where the price is based on the average spot price per pound of uranium for the five weeks prior to the date of delivery. In the final six months of the year, the Company expects to complete one delivery of 100,000 pounds of U3O8 in Q4 under a contract, where the price is based on the average spot price per pound of uranium for the five weeks prior to the date of delivery. It should be noted that all of the Company's existing long-term sales contracts expire following the Company's 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future.

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands of US dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Uranium concentrates	$26,777	$15,043	$28,015	$18,540
Alternate feed materials processing and other	196	2,840	212	3,099
Total revenues	26,973	17,883	28,227	21,639
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	10,670	9,274	11,908	11,112
Costs and expenses applicable to alternate feed materials and other	—	1,797	—	2,030
Total costs and expenses applicable to revenue	10,670	11,071	11,908	13,142
Impairment of inventories	1,339	1,957	2,349	1,957
Gross profit	14,964	4,855	13,970	6,540

Other operating costs and expenses
Development, permitting and land holding	998	1,186	2,598	4,509
Standby costs	1,386	1,029	3,898	2,235
Abandonment of mineral properties	—	42	—	287
Impairment of assets held for sale	—	3,599	—	3,599
Accretion of asset retirement obligation	458	346	917	691
Total other operating costs and expenses	2,842	6,202	7,413	11,321

Selling, general & administration
Selling costs	23	45	88	115
Intangible asset amortization	2,502	2,887	2,502	3,092
General and administration	2,477	3,378	7,247	7,806
Total selling, general & administration	5,002	6,310	9,837	11,013

Total Operating Income (Loss)	7,120	(7,657)	(3,280)	(15,794)
Interest expense	(475)	(503)	(967)	(1,045)
Other income	499	3,680	562	1,763
Net income (loss)	$7,144	$(4,480)	$(3,685)	$(15,076)

Basic income (loss) per share	$0.09	$(0.06)	$(0.05)	$(0.22)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the three months ended June 30, 2018 totaled $26.97 million compared with $17.88 million in the three months ended June 30, 2017.
Of the revenues for the three months ended June 30, 2018, were sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30 and sales of 100,000 pounds pursuant to a contract where the price is based on the spot market at a price of $22.57 per pound.

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
Revenues for the six months ended June 30, 2018 totaled $28.23 million, which included sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30, sales of 50,000 pounds of U3O8 at a price of $24.75 per pound and sales of 100,000 pounds pursuant to a contract where the price is based on the spot market at a price of $22.57 per pound.
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
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended June 30, 2018, the Company recovered 39,000 pounds of U3O8 from ISR recovery activities for the Company's own account, and 89,000 pounds from the Company's alternate feed sources. In the three months ended June 30, 2017, the Company recovered 80,000 pounds of U3O8 from the Nichols Ranch Project and 32,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 359,000 pounds for the account of a third party under a tolling agreement.
Costs and expenses applicable to revenue for the three months ended June 30, 2018 totaled $10.67 million, compared with $11.07 million for the three months ended June 30, 2017. Included in cost and expenses applicable to revenue is $1.80 million related to toll processing for the three months ended June 30, 2017. Costs of goods sold averaged $21.34 per pound and $30.91 per pound in the three months ended June 30, 2018 and 2017, respectively.
In the six months ended June 30, 2018, the Company recovered 82,000 pounds of U3O8 from the Nichols Ranch Project and 89,000 pounds from the Company's alternate feed sources. In the six months ended June 30, 2017, the Company recovered 138,000 pounds of U3O8 from the Nichols Ranch Project, 66,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 466,000 of U3O8 pounds for the account of a third party under a tolling agreement.
Costs and expenses applicable to revenue for the six months ended June 30, 2018 totaled $11.91 million, compared with $13.14 million for the six months ended June 30, 2017. Included in cost and expenses applicable to revenue is $1.80 million related to toll processing for the six months ended June 30, 2017. Costs of goods sold averaged $21.65 per pound and $30.87 per pound in the six months ended June 30, 2018 and 2017, respectively.
The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above as well as a decrease in toll processing and other revenues.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended June 30, 2018, the Company spent $1.00 million for development of the Canyon Project and permitting and land holding costs related to this and other projects. For the three months ended June 30, 2017, the Company spent $1.19 million for development, permitting, and land holding primarily at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
For the six months ended June 30, 2018, the Company spent $2.60 million for development of the Canyon Project and permitting and land holding costs related to this and other projects. For the six months ended June 30, 2017, the Company spent $4.51 million for development, permitting, and land holding of which $3.81 million was spent at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. Additionally, the Company spent $0.70 million completing and putting into production its ninth wellfield at Nichols Ranch, completing the permitting on the Jane Dough Project and the Sheep Mountain Project and for other permitting activities and land holding costs in the six months ended June 30, 2017
Standby expense

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
For the three months ended June 30, 2018, standby costs totaled $1.39 million compared with $1.03 million in the prior year. For the six months ended June 30, 2018, standby costs totaled $3.90 million compared with $2.24 million in the prior year. The increase is primarily related to decreased toll milling activities at the White Mesa Mill causing the Mill to operate at lower levels of uranium recovery with excess costs being expensed to standby for the three months and six months ended June 30, 2018.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. From time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the three and six months ended June 30, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $0.04 million and $0.29 million, respectively. There were no abandonment expenses recognized for the three and six months ended June 30, 2018.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three and six months ended June 30, 2018, which were $0.46 million and $0.92 million compared with the prior year three and six months ended of $0.35 million and $0.69 million, respectively. This increase is primarily due to normal accretion activity.
General and Administrative
General and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $5.00 million and $9.84 million for the three and six months ended June 30, 2018 compared to $6.31 million and $11.01 million for the three and six months ended June 30, 2017. The decrease is due primarily due to a lower head count in 2018.
Impairment
For the three and six months ended June 30, 2018, the Company recognized $1.34 million and $2.35 million in impairment charges related to inventory. For the three and six months ended June 30, 2017, the Company recognized $1.96 million inventory impairment. The impairment of inventories is due to declining Uranium prices and lower amounts of contract sales due to expiring sales contracts.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended June 30, 2018, was $0.48 million compared with $0.50 million for the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018, was $0.97 million compared with $1.05 million for the six months ended June 30, 2017. This decrease was due to lower principal amounts from the Wyoming revenue bond loan and the put option conversion of the convertible debentures.
Other income and expense
For the three months ended June 30, 2018, other income and expense totaled $0.50 million income, net. These amounts primarily consist of a gain on investments accounted for at fair value of $0.67 million, gain on sale of assets held for sale of $0.34 million, a gain on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.47 million, foreign exchange gain of $0.13 million, sale of surplus assets of $0.27 million, offset by the loss on the decrease in warrant liabilities of $1.45 million.
For the three months ended June 30, 2017, other income and expense totaled $3.68 million of income, net. These amounts primarily consist of a gain on the increase in warrant liabilities of $3.04 million, a gain on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $0.15 million, gain on sale of surplus assets of $0.35 million, a gain on investments accounted for at fair value of $0.12 million and interest income of $0.03 million.
For the six months ended June 30, 2018, other income and expense totaled $0.56 million income, net. These amounts primarily consist of a gain on investments accounted for at fair value of $0.44 million, gain on sale of assets held for sale of $0.34 million, a gain on the change in the mark-to-market values of the Debentures of $0.32 million, foreign exchange gain of $0.11 million, sale of surplus assets of $0.28 million, offset by the loss on the decrease in warrant liabilities of $1.08 million.
For the six months ended June 30, 2017, other income and expense totaled $1.76 million of income, net. These amounts mainly consist of a gain on warrant liabilities of $0.85 million, $0.62 million gain in fair value of investments, and a gain on sale of surplus assets of $1.14 million, partially offset by a loss on the change in the mark-to-market values of the Company's Debentures of $0.78 million.

LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past six years the Company has funded major business and property acquisitions with capital provided by the issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the US Mining Division of Denison, in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
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
From January 1, 2017 to August 1, 2018, a total of 19,746,938 Common Shares have been sold under the ATM, for net proceeds to the Company of $39.54 million.
Working capital at June 30, 2018 and future requirements for funds
At June 30, 2018, the Company had working capital of $55.25 million, including $43.24 million in cash and 225,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Six months ended June 30, 2018
Cash, cash equivalents and restricted cash were $64.83 million at June 30, 2018, compared to $40.70 million at December 31, 2017. The increase of $24.13 million was due primarily to cash provided by financing activities of $19.46 million, cash provided by operating activities of $3.01 million, cash provided by investing activities of $2.93 million offset by loss on foreign exchange on cash held in foreign currencies of $1.26 million.
Net cash used in operating activities of $3.01 million is comprised of the net loss of $3.69 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.15 million of depreciation and amortization of property, plant and equipment, $2.35 million impairment on inventory, stock based compensation expense of $1.72 million, accretion of ARO of $0.92 million, $1.08 million change in warrant liabilities, other non-cash expenses of $0.46 million, an increase in inventories of $4.95 million, offset by an increase in trade and other receivables of $2.19 million, an increase in prepaid expenses and other assets of $3.40 million.

Net cash provided by financing activities totaled $19.46 million consisting primarily of $22.05 million proceeds from the issuance of stock using the Company's ATM offering offset by $1.68 million to repay loans and borrowings and $0.91 million cash paid for tax withholding.
Net cash provided by investing activities was $2.93 million, of which $2.94 million related to cash received for the sale of the Company's Reno Creek property.
Six months ended June 30, 2017
Cash and cash equivalents were $41.53 million at June 30, 2017, compared to $40.08 million at December 31, 2016. The increase of $1.45 million was due primarily to cash provided by financing activities of $5.37 million, and gain on foreign exchange on cash held in foreign currencies of $0.05 million offset by cash used in operations of $3.97 million.
Net cash provided by financing activities totaled $5.37 million consisting primarily of $7.46 million proceeds from the issuance of stock in the ATM Offering and $0.37 million in cash received from non-controlling interest partially offset by $2.46 million to repay loans and borrowings.
Net cash used in operating activities of $3.97 million is comprised of the net loss of $15.08 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.69 million of depreciation and amortization of property, plant and equipment, $1.78 million of stock-based compensation, $1.96 million impairment in inventories, $3.60 million impairment of assets held for sale, a change in the value of the convertible debentures of $0.78 million, a $0.76 million miscellaneous non-cash expense, $0.69 million accretion of asset retirement obligation, a $3.68 million decrease in inventories, a $0.23 million decrease in prepaid expenses and other assets, offset by a $3.12 million increase in trade and other receivables and a $1.73 million decrease in accounts payable and accrued liabilities, a loss on the value of the warrant liabilities of $0.85 million, an unrealized foreign exchange loss of $0.18 million and $0.54 million in cash paid for reclamation and remediation activities.

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

d. . Depreciation of mining and recovery assets acquired
For mining and recovery assets actively extracting and recovering uranium we depreciate the acquisition costs of the mining and recovery assets on a straight line basis over our estimated lives of the mining and recovery assets. The process of estimating the useful life of the mining and recovery assets requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of extraction and recovery, estimated commodity price forecasts and the timing of future expenditures, all of which are, by their very nature, subject to interpretation and uncertainty.
Changes in these estimates may materially impact the carrying value of the Company’s mining and recovery assets and the recorded amount of depreciation.
e. Impairment testing of mining and recovery assets
The Company undertakes a review of the carrying values of its mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, the management of the Company is required to make significant estimates of, among other things, future production and sale volumes, forecast commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of mining and recovery assets.
f. Asset retirement obligations
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
Nonemployee Share-Based Payment
In June 2018, the FASB issued ASU 2018-07, which more closely aligns the accounting for employee and nonemployee share-based payments. This standard more closely aligns the accounting for nonemployee share-based payment transactions to the guidance for awards to employees except for specific guidance on certain inputs to an option-pricing model and the attribution of cost. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. Our Wyoming Industrial Development Revenue Bond has a fixed interest rate over its remaining four-year life, removing variability. The Company is exposed to an interest rate risk associated with its Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not currently expect the spot market price of U3O8 to exceed $54.99 per pound prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 per pound price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2018 ($000):

Cash and cash equivalents	$20,296
Accounts payable and accrued liabilities	(522)
Loans and borrowings	(15,538)
Total	$4,236
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at June 30, 2018 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$56
	-1% change in U.S.
Weakening net earnings	dollar	$(56)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at June 30, 2018, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade receivables and taxes recoverable.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.12	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (15)
4.13	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (16)
4.14	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (17)
21.1	Subsidiaries of the Registrant
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(6)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(10)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(13)	Incorporated by reference to Exhibit 4.10 to Energy Fuels' Form 8-K filed on April 3, 2018.
(14)	Incorporated by reference to Exhibit 4.11 to Energy Fuels' Form 8-K filed on May 3, 2018.
(15)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(16)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(17)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: August 3, 2018	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: August 3, 2018	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer