Form 10-Q
period 2018-09-30
ENERGY FUELS INC
filed 2018-11-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
91,036,766 common shares, without par value, outstanding as of November 1, 2018.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2018

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

•	risks related to potentially higher than expected costs related to any of the Company's projects or facilities;

•
risks associated with the Company’s ability to recover vanadium from pond solutions at the White Mesa Mill, with potentially higher than expected costs for any such recoveries, and the Company’s ability to sell any recovered vanadium at satisfactory price levels;

•	risks related to the Company’s ability to recover copper from our uranium project ores located south of Grand Canyon National Park in Arizona;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.

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

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission ("SEC") purposes, most of its shareholders are U.S. residents and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the Toronto Stock Exchange ("TSX"), this Quarterly Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Uranium concentrates	$—	$3,497	$28,015	$22,037
Alternate feed materials processing and other	451	2,002	663	5,101
Total revenues	451	5,499	28,678	27,138
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	1,010	11,908	12,122
Costs and expenses applicable to alternate feed materials and other	—	1,694	—	3,724
Total costs and expenses applicable to revenues	—	2,704	11,908	15,846
Other operating costs
Impairment of inventories	714	864	3,063	2,821
Development, permitting and land holding	4,971	2,471	7,569	6,980
Standby costs	1,296	743	5,194	2,978
Abandonment of mineral properties	—	—	—	287
Impairment of assets held for sale	—	200	—	3,799
Accretion of asset retirement obligation	459	345	1,376	1,036
Selling costs	33	32	121	147
Intangible asset amortization	—	205	2,502	3,297
General and administration	3,193	2,946	10,440	10,752
Total operating loss	(10,215)	(5,011)	(13,495)	(20,805)

Interest expense	(417)	(562)	(1,384)	(1,607)
Other (loss) income	(3,265)	689	(2,703)	2,452
Net loss	(13,897)	(4,884)	(17,582)	(19,960)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	895	(662)	657	(1,306)
Unrealized gain (loss) on available-for-sale assets	380	(115)	—	(223)
Other comprehensive income (loss)	1,275	(777)	657	(1,529)
Comprehensive loss	$(12,622)	$(5,661)	$(16,925)	$(21,489)

Net loss attributable to:
Owners of the Company	$(13,812)	$(4,766)	$(17,485)	$(19,744)
Non-controlling interests	(85)	(118)	(97)	(216)
	$(13,897)	$(4,884)	$(17,582)	$(19,960)
Comprehensive loss attributable to:
Owners of the Company	$(12,537)	$(5,543)	$(16,828)	$(21,273)
Non-controlling interests	(85)	(118)	(97)	(216)
	$(12,622)	$(5,661)	$(16,925)	$(21,489)

Basic loss per share	$(0.16)	$(0.07)	$(0.20)	$(0.28)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$14,775	$18,574
Marketable securities	27,168	1,034
Trade and other receivables, net	962	1,253
Inventories, net	15,238	16,550
Prepaid expenses and other assets	1,105	780
Mineral properties held for sale	—	5,000
Total current assets	59,248	43,191
Investments accounted for at fair value	1,823	903
Plant and equipment, net	30,616	33,076
Mineral properties, net	83,539	83,539
Intangible assets, net	—	2,502
Restricted cash	21,555	22,127
Total assets	$196,781	$185,338

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,516	$6,449
Current portion of asset retirement obligation	32	32
Current portion of loans and borrowings	—	3,414
Deferred revenue	2,434	—
Total current liabilities	7,982	9,895
Warrant liabilities	7,396	3,376
Asset retirement obligation	19,399	18,248
Loans and borrowings	17,251	24,077
Total liabilities	52,028	55,596
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 89,529,624 at September 30, 2018 and 74,366,824 at December 31, 2017	462,319	430,383
Accumulated deficit	(324,298)	(306,813)
Accumulated other comprehensive income	2,946	2,289
Total shareholders' equity	140,967	125,859
Non-controlling interests	3,786	3,883
Total equity	144,753	129,742
Total liabilities and equity	$196,781	$185,338

Commitments and contingencies (Note 13)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(17,485)	—	(17,485)	(97)	(17,582)
Other comprehensive loss	—	—	—	657	657	—	657
Shares issued for cash by at-the-market offering	12,573,674	26,295	—	—	26,295	—	26,295
Shares issued for acquisition of Royalties	1,102,840	3,739			3,739		3,739
Share issuance cost	—	(774)	—	—	(774)	—	(774)
Share-based compensation	—	2,241	—	—	2,241	—	2,241
Shares issued for exercise of stock options	290,210	619	—	—	619	—	619
Shares issued for exercise of warrants	111,270	366			366		366
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Shares issued for consulting services	185,614	364	—	—	364	—	364
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at September 30, 2018	89,529,624	462,319	(324,298)	2,946	140,967	3,786	144,753
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the nine months ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(17,582)	$(19,960)
Items not involving cash:
Depletion, depreciation and amortization	3,480	4,306
Stock-based compensation	2,241	2,617
Change in value of convertible debentures	1,135	615
Change in value of warrant liabilities	3,802	(1,416)
Accretion of asset retirement obligation	1,376	1,036
Unrealized foreign exchange gains	447	(486)
Impairment of inventories	3,063	2,821
Abandonment of mineral properties		287
Impairment of mineral properties held for sale	—	3,799
Acquisition of Royalty interests, net of share issuance costs	3,622	—
Other non-cash expenses	392	1,435
Changes in assets and liabilities
(Increase) Decrease in inventories	(214)	1,700
(Increase) Decrease in trade and other receivables	(145)	36
(Increase) Decrease in prepaid expenses and other assets	(760)	527
Decrease in accounts payable and accrued liabilities	(2,678)	(2,191)
Cash paid for reclamation and remediation activities	(225)	(732)
Changes in deferred revenue	2,434	135
	388	(5,471)
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	(55)	—
Cash received in sale of marketable securities	2,565	—
Cash received from sale of Reno Creek	2,940	—
Purchase of available for sale investments	(25,525)	—
	(20,075)	—
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	25,638	9,799
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(914)	—
Repayment of loans and borrowings	(10,855)	(3,272)
Cash received from exercise of warrants	366	—
Cash received from exercise of stock option	619	—
Cash received for Notes Receivable	500	—
Cash received from non-controlling interest	—	365
	15,354	6,892

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(4,333)	1,421
Effect of exchange rate fluctuations on cash held in foreign currencies	(38)	306
Cash, cash equivalents and restricted cash - beginning of period	40,701	40,076
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$36,330	$41,803
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,008	$1,230
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(unaudited)(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a by-product of its uranium recovery from certain of its mines as market conditions warrant.
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2017. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	MARKETABLE SECURITIES

The following tables summarize our marketable securities by significant investment categories as of September 30, 2018:

	Cost Basis	Gross Unrealized losses	Gross Unrealized gains	Fair Value
Marketable debt securities(1)	25,525	(38)	14	25,501
Marketable equity securities	1,062	(520)	1,125	1,667
Marketable securities	$26,587	$(558)	$1,139	$27,168
(1) Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies, and tradeable certificates of deposits.

The following tables summarize our marketable securities by significant investment categories as of December 31, 2017:

	Cost Basis	Gross Unrealized losses	Gross Unrealized gains	Fair Value
Marketable equity securities	$1,062	—	$378	$1,034
Marketable securities	$1,062	—	$378	$1,034

During the three and nine months ended September 30, 2017 and 2018, we did not recognize any significant other-than-temporary impairment losses. Losses on impairment are included as a component of other (loss) income in the Consolidated Statements of Operations.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$16,761
Due in 12 months to two years	7,860
Due in greater than two years	880
$25,501

4.	INVENTORIES

	September 30, 2018	December 31, 2017
Concentrates and work-in-progress	$12,088	$14,118
Raw materials and consumables	3,150	2,432
	$15,238	$16,550

5.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	September 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(11,508)	$17,702	$29,210	$(9,971)	$19,239
Alta Mesa	13,626	(2,086)	11,540	13,626	(1,388)	12,238
Equipment and other	13,416	(12,042)	1,374	13,367	(11,768)	1,599
Plant and equipment total	$56,252	$(25,636)	$30,616	$56,203	$(23,127)	$33,076

Acquisition of Royalties

On August 14, 2018 the Company issued 1.10 million shares for consideration of $3.74 million to acquire a 6% – 8% sliding-scale gross proceeds production royalty on its Nichols Ranch, Hank and Doughstick properties (Doughstick is a part of the Company’s Jane Dough Project expansion area) and extinguished the royalty. This royalty also applied to the nearby Niles Ranch, Willow Creek, and Verna Ann properties, which are important pipeline uranium properties also owned by the Company. Acquisition of this royalty is expected to significantly decrease the Company’s cost of production at Nichols Ranch. As the Company does not have any reserves as defined by SEC Industry Guide 7, the Company has expensed this as development, permitting and land holding costs in the statement of operations and comprehensive loss.
The following is a summary of mineral properties:

	September 30, 2018	December 31, 2017
Mineral properties
Uranerz ISR properties (a)	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
a)     In the three and nine months ended September 30, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $Nil and $0.29 million, respectively, in the statement of operations.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2018	December 31, 2017
Asset retirement obligation, beginning of period	$18,280	$17,033
Revision of estimate	—	249
Accretion of liabilities	1,376	1,733
Settlements	(225)	(735)
Asset retirement obligation, end of period	$19,431	$18,280
Asset retirement obligation:
Current	$32	$32
Non-current	19,399	18,248
Asset retirement obligation, end of period	$19,431	$18,280
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at September 30, 2018 is $43.17 million (December 31, 2017 - $43.46 million).
The following table summarizes the Company’s restricted cash:

	September 30, 2018	December 31, 2017
Restricted cash, beginning of period	$22,127	$23,175
Additional collateral posted	102	13,609
Refunds of collateral	(674)	(14,657)
Restricted cash, end of period	$21,555	$22,127

The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 13 for a discussion of the Company’s surety bond commitments.

Cash, cash equivalents and restricted cash are included in the following accounts at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$14,775	$18,574
Restricted cash included in other long-term assets	21,555	22,127
Total cash, cash equivalents and restricted cash	$36,330	$40,701

7.	LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are measured at amortized cost, and the Company’s convertible debentures which are measured at fair value, are as follows.

	September 30, 2018	December 31, 2017
Current portion of loans and borrowings:
Wyoming Industrial Development Revenue Bond loan (b)	—	3,414
Total current loans and borrowings	$—	$3,414
Long-term loans and borrowings:
Convertible debentures (a)	$17,251	$16,636
Wyoming Industrial Development Revenue Bond loan (b)	—	7,441
Total long-term loans and borrowings	$17,251	$24,077

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
In accordance with the revised terms approved on August 4, 2016, the Company had classified 20% of the principal amount of the Debenture as a current liability at December 31, 2016. Upon expiration of the option at June 30, 2017, the Company reclassified the amount not redeemed as a long term liability. The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and nine months ended September 30, 2018 the Company recorded a loss on revaluation of convertible Debentures of $1.46 million and $1.14 million (September 30, 2017 – gain of $0.16 million and $0.62 million loss for the three and nines ended).

(b)
The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan had an annual interest rate of 5.75% and was repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan was secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz was also subject to dividend restrictions. Principal and interest were paid on a quarterly basis on the first day of January, April, July and October. In September 2018, the Company repaid and retired the entire outstanding balance of $8.3 million of the loan and the mortgage on the Company's assets was released.

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
Issued capital stock
In the nine months ended September 30, 2018, the Company issued 12,573,674 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $25.64 million.
On August 14, 2018 the Company issued 1.10 million shares for consideration of $3.74 million to acquire production royalty on its Nichols Ranch, Hank and Doughstick properties.
Share Purchase Warrants

The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2018
March 2016 (a)	March 14, 2019	3.20	2,405,625	$1,280
September 2016 (b)	September 20, 2021	2.45	4,167,480	6,116
				$7,396
(a) The US dollar based warrants issued in March 2016 are classified as Level 2 under the fair value hierarchy (Note 16).
(b) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 16).
In the three months ended September 30, 2018, 110,000 warrants issued in March 2016 were exercised with a fair value of $0.61 million and 1,270 warrants issued in September 2016 were exercised with a fair value of less than $0.1 million.
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $1.28 million of fair value for the 2,405,625 warrants at September 30, 2018.

Risk-free rate	2.59%
Expected life	0.5 years
Expected volatility	36.86%
Expected dividend yield	0.00%

*	Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

9.	BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted loss per share
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income (loss) attributable to shareholders	$(13,812)	$(4,766)	$(17,485)	$(19,744)
Basic and diluted weighted average number of common shares outstanding	87,197,294	71,436,413	80,843,493	70,216,934
Income (loss) per common share	$(0.16)	$(0.07)	$(0.20)	$(0.28)
For the nine months ended September 30, 2018, 8.44 million (September 30, 2017 - 8.71 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

10.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options and restricted stock units (“RSUs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At September 30, 2018, a total of 8,952,962 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.42 million options granted in the nine months ended September 30, 2018 (nine months ended September 30, 2017 – 0.74 million options). At September 30, 2018, there were 1.87 million options outstanding with 1.54 million options exercisable, at a weighted average exercise price of $3.76 and $4.14 respectively, with a weighted average remaining contractual life of 3.54 years. The aggregate intrinsic value of the fully vested options was $0.62 million.
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2018 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	2.840
Expected life	5.0 years
Expected volatility	59.0	*
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$0.96

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at September 30, 2018 and December 31, 2017, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	1.77 - 15.61	4.48	2,028,847
Granted	1.70	1.70	422,956
Exercised	1.70 - 2.55	2.13	(280,235)
Forfeited	2.12 - 6.99	5.09	(130,536)
Expired	6.18 - 10.36	8.37	(170,564)
Balance, September 30, 2018	1.70 - 15.61	3.76	1,870,468
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	365,180	$1.20
Granted	422,956	0.91
Vested	(438,662)	1.07
Forfeited	(20,830)	0.64
Non-vested September 30, 2018	328,644	$1.04

Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the nine months ended September 30, 2018, the Company's Board of Directors approved the issuance of 1.19 million RSUs under the Compensation Plan (September 30, 2017 - 1.39 million).
A summary of the status and activity of non-vested RSUs at September 30, 2018 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2017	1,909,477	$2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	(34,296)	2.00
Non-vested September 30, 2018	1,580,187	$1.99
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2018 was $2.41 million (September 30, 2017 – $1.64 million).
The share-based compensation recorded during the three and nine months ended September 30, 2018 was $0.52 million and $2.24 million (three and nine months ended September 30, 2017 - $0.83 million and $2.62 million, respectively).
At September 30, 2018, there were $0.10 million and $1.35 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. These costs are expected to be recognized over a period of approximately two years.

11.	INCOME TAXES

As of September 30, 2018, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of September 30, 2018, and December 31, 2017. For the nine months ending September 30, 2018 the company anticipates having a taxable loss that will result in an increase to the valuation allowance of $2.30 million.

12.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income	$84	$57	$157	$118
Change in value of investments accounted at fair value	1,127	(113)	1,570	505
Change in value of warrant liabilities	(2,722)	571	(3,802)	1,416
Change in value of convertible debentures	(1,455)	160	(1,135)	(615)
Sale of surplus assets	—	—	293	1,138
Foreign exchange gain (loss)	(170)	—	(60)	—
Gain on sale of assets held for sale	—	—	341	—
Other	(129)	14	(67)	(110)
Other (expense) income	$(3,265)	$689	$(2,703)	$2,452

13.	COMMITMENTS AND CONTINGENCIES
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
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the Company’s White Mesa Mill license for another ten years, and Groundwater Discharge Permit for another five years, after which renewal periods further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued. In March 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch served Petitions for Review challenging UDEQ’s renewal of the license and permit. Then, in May and June 2018, Uranium Watch, the Grand Canyon Trust and the Ute Mountain Ute Tribe filed with UDEQ Requests for Appointment of an Administrative Law Judge, which they subsequently agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company does not consider these challenges to have any merit and intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the U.S. Forest Services ("USFS") seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September, 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals, and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015. The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc.  The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision.  The one exception relates to Plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing.  The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiff’s have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim.  If the Canyon Plaintiffs are successful on this claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
Daneros Project

On February 23, 2018, the U.S. Bureau of Land Management (“BLM”) issued its Environmental Assessment (“EA”), Decision Record, and Finding of No Significant Impact (“FONSI”) relating to the BLM-approved Mine Plan of Operations Modification (“MPOM”) for the expansion of the Company’s Daneros Mine, subject to certain specified requirements. The MPOM allows for expanded mining operations, the reclamation of historic mining disturbances, and the implementation of additional operational and emission controls. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust filed a Notice of Appeal with the Interior Board of Land Appeals (“IBLA”), challenging BLM’s Decision Record, FONSI, MPOM and EA. On April 12, 2018, the Company filed a Motion to Intervene with IBLA, requesting that the Company be allowed intervention as a full party to this appeal and, on May 1, 2018, the Company’s Motion to Intervene was granted by IBLA. On April 18, 2018, the United States Department of Interior (“DOI”) granted Appellants’ request for an extension of time to file a statement of reasons until 30 days from when the IBLA receives the complete Administrative Record (“AR”), which was received on April 26, 2018. On May 22, counsel for the BLM filed an Unopposed Motion to Suspend Briefing Schedule for inadvertently filing an incomplete AR and, on May 29, 2018, DOI granted BLM’s motion. On July 6, 2018, BLM filed its Motion to Replace Incomplete Version of Administrative Record with Complete Version, granted by DOI on July 30. On October 10, 2018, BLM filed an Unopposed Motion for Extension of Time to Answer Statement of Reasons and Proposed Modified Joint Briefing Schedule, which DOI granted on October 11. BLM may file an answer by November 13, 2018, and intervenors may file an answer within 30 days thereafter.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $21.56 million posted against an undiscounted asset retirement obligation of $43.17 million (December 31, 2017 - $22.13 million posted against undiscounted asset retirement obligation of $43.46 million).

14.	RELATED PARTY TRANSACTIONS

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

United Nuclear contributed $nil to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2018.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now EFR Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,324,465 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At September 30, 2018, the Company has accrued $0.45 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months and nine months ended September 30, 2018 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2018. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of September 30, 2018, the Company has accrued $1.22 million of this liability on the balance sheet.

15.	REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

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

We recorded a net decrease to opening accumulated deficit of $2.47 million as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for alternate feed contracts, resulting in the recognition of $2.47 million of deferred revenue.

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
Liabilities
Deferred revenue	$2,474	$(2,474)	$—
Equity
Accumulated deficit	$(309,287)	$2,474	$(306,813)
Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that there would be no impact to revenues for the quarter ended September 30, 2018 as we did not receive any alternate feed material which would have been classified as deferred revenue in the period.

Refer to Recently Adopted Accounting Pronouncements in Management's Discussion and Analysis section for a summary of our significant policies for revenue recognition.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at September 30, 2018. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2018, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$1,823	$—	$—	$1,823
Marketable equity securities	1,667	—	—	1,667
Marketable debt securities	—	25,501	—	25,501
Warrant liabilities	(6,116)	(1,280)	—	(7,396)
Convertible debentures	(17,251)	—	—	(17,251)
	$(19,877)	$24,221	$—	$4,344
The Company's investments are marketable equity securities which are exchange traded, and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

17.	SUBSEQUENT EVENTS
Sale of shares in the Company's ‘At-the-Market’ program (“ATM”).
From October 1, 2018 through November 1, 2018, the Company issued 1.51 million common shares at and average price of $3.45 for proceeds of $5.06 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2018, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 9, 2018. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section “Cautionary Statement Regarding Forward-Looking Statements” above.
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

Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

•	Processing ore from uranium mines;

•	Recycling of uranium bearing materials that are not derived from conventional ore ("Alternate Feed Materials"); and

•	In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company is currently expecting to commence vanadium recovery from pond solutions at the Mill in the fourth quarter of 2018. The Company is also evaluating opportunities for copper recovery from our Canyon Project.

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

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose 22% during Q3-2018 from $22.75 per pound on July 1. 2018 to $27.65 per pound on September 30, 2018, reaching a high of $27.65 per pound during the week of September 21, 2018 and at the end of the quarter. TradeTech price data also indicate that long-term U3O8 prices rose by 14%, beginning the quarter at $28.00 per pound and ending the quarter at $32.00 per pound. On October 31, 2018, TradeTech reported a spot price of $28.00 per pound and a long-term price of $31.00 per pound. According to TradeTech, the July 2018 market experienced “increased buyer interest” due to news of a prolonged suspension of production at Cameco’s McArthur River Mine and Key Lake Mill, along with the initiation of the 232 investigation into uranium imports into the U.S. This market strength continued into August, which, according to TradeTech, saw “increased trading activity, coupled with purchases by primary producers.” TradeTech noted in their September 2018 Nuclear Market Review that August activity was a “record breaking 8.4 million pounds U3O8 equivalent reported in the spot market.” While activity in the uranium spot market dropped off from this record-breaking pace in September 2018, the spot price of uranium continued to increase, driven by “strong demand and buying activity across the producer, utility, and financial sectors … coupled with significant discretionary purchases from end-users and financial entities.”

Several positive developments supported the uranium market during the three-month period ended September 30, 2018. On July 6, 2018, Kazatomprom made its first delivery of 8.1 million pounds of U3O8 to Yellow Cake plc (World Nuclear News, July 9, 2018). Yellow Cake plc further announced the purchase of an additional 350,000 pounds of U3O8 in August (Proactive Investors, August 10, 2018). On July 25, 2018, Cameco announced that it would extend the suspension of operations at its McArthur River Mine and Key Lake Mill for an “indefinite duration”. Furthermore, Cameco announced that it would purchase 8.0 to 9.0 million pounds of U3O8 in 2018 and likely more in 2019 (TradeTech NMR, July 27, 2018). On July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated an investigation into U.S. uranium imports (TradeTech NMR, July 27, 2018). Kazakhstan announced that uranium production was 6% lower in the first half of 2018 compared to the same period in 2017 (TradeTech NMR, August 17, 2018).

The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved in 2018, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also continues to believe that the Company’s joint filing of the "Section 232 Petition," discussed below, has injected uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.

Vanadium Market Update

According to weekly price data from Metal Bulletin, mid-point vanadium spot prices were $22.88 per pound of V2O5 on September 30, 2018. During the quarter, weekly mid-point spot prices for V2O5 as reported by Metal Bulletin rose by approximately 33%

from $17.25 per pound at the end of June 2018 to $22.88 per pound at the end of the quarter. The October 31, 2018 weekly spot price for vanadium as reported by Metal Bulletin was $26.25 per pound.

The Company believes that global production cutbacks have caused supply to fall well below demand, creating a deficit in the market, which has led to significant price increases. In addition, as steel production accounts for about 90% of vanadium consumption, vanadium demand has strengthened due to increased steel production and a revision of rebar standards in China which require more vanadium content and which are scheduled to take effect on November 1, 2018 (Metal Bulletin). There is also considerable interest in the vanadium battery market, though this accounts for only a small portion of vanadium demand at this time. The Company believes vanadium demand for batteries could rise significantly in the coming years.

Operations Update and Outlook for year ending December 31, 2018

The Company plans to recover uranium and/or vanadium from the following sources for the remainder of 2018 (each of which is more fully described below):

•	Nichols Ranch Project

•	Alternate Feed Materials

•	Pond Return at the White Mesa Mill

Uranium Recovery Activities

The Company expects to recover a total of 460,000 to 520,000 pounds of U3O8 in the year ending December 31, 2018, of which 328,000 pounds of U3O8 were produced in the first nine months of the year. Both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently. The Company intends to publish its guidance for 2019 after Board approval of the Company’s 2019 budget, which is expected to occur in December 2018.

ISR Operations

We expect Nichols Ranch to recover a total of 140,000 to 160,000 pounds of U3O8 in the year ending December 31, 2018, of which we recovered 115,000 pounds during the nine months ended September 30, 2018. At September 30, 2018, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time that improvement in uranium market conditions is observed, or suitable sales contracts can be entered into, the Company intends to continue to defer further development of wellfields at its Nichols Ranch Project and to keep its Alta Mesa Project on standby through 2018.

Conventional Operations

We expect to recover 320,000 to 360,000 pounds of U3O8 at the White Mesa Mill during the year ending December 31, 2018 for our own account, of which 213,000 pounds were recovered during the nine months ended September 30, 2018. Of this material, approximately 130,000 pounds of U3O8 are expected to be recovered from Alternate Feed Materials and the remainder from Pond Return. In addition to the 130,000 pounds of uranium expected to be recovered from Alternate Feed Materials (valued at $3.5 million), the Company expects to receive an additional $3.6 million in cash from processing fees, for total expected value from alternate feed materials of $7.1 million during 2018, of which $3.1 million of revenue and deferred revenue was recognized during the nine months ended September 30, 2018. The Company is continuing to pursue other alternate feed material opportunities, including the processing of low-grade ore from third parties in connection with various uranium clean-up requirements, some of which may result in additional value to the Company in 2018 and/or 2019. Successful results from these uranium related activities, along with the vanadium recovery activities discussed below, are expected to allow the Mill to operate for the remainder of 2018 and through 2019.

Successful results from these uranium related activities, along with the vanadium recovery activities discussed below, are expected to allow the Mill to operate for the remainder of 2018 and through 2019. However, in the event we are unable at any time to secure sufficient feed sources to justify full operation of the Mill, or if vanadium production ceases for any reason, including a weakening of vanadium market conditions, the Company would expect to place activities at the Mill on standby, until sufficient mill feed becomes available. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient cash flow that would allow the Company to operate the Mill on a profitable basis or that would result in all or a portion of the Mill's standby costs being recovered.

At the Canyon Project, the Company plans to continue to carry out engineering, procurement and construction management activities for the remainder of 2018 and into 2019, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized material from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, and sales requirements.

The Company continues to selectively advance certain permits at its other major conventional uranium projects. The Company plans to continue the licensing and permitting of its Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently scheduled to be completed in 2019. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.

In addition, a number of the Company’s conventional uranium mines also have substantial vanadium resources. These mines are discussed in the vanadium section below.

Uranium Trade Petition

In January 2018, the Company participated in the filing of a Petition for Relief with the U.S. Department of Commerce ("DOC") under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security (the "Petition"). The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action for the remainder of 2018 and during 2019.

On July 18, 2018, the DOC initiated its investigation. Pursuant to Section 232 of the Trade Expansion Act, starting on July 18, 2018, the Secretary of the DOC has 270 days to prepare a report to the President of the United States. Following receipt of the Secretary’s report, the President then has 90 days to act on the Secretary’s recommendations, and if necessary take action to “adjust the imports of an article and its derivatives” and/or pursue other lawful non-trade related actions to address the threat. It should be noted, however, that there can be no certainty of the outcome of the Petition, and therefore the outcome of this process is uncertain.

Vanadium Recovery Activities

Beginning in November 2018, the Company expects to commence recovering vanadium from existing tailings pond solutions, which result from past mineral processing operations, at the White Mesa Mill in a manner similar to the way the Company has recovered uranium from those same solutions. Based on bench scale analyses, the Company believes it may be able to recover up to 4.0 million pounds of solubilized vanadium from the Mill’s tailings and evaporation ponds at a potential rate of 200,000 to 225,000 pounds of V2O5 per month. This recovery of vanadium, assuming a successful ramp-up to commercial-scale production, would be expected to continue through 2019 and into 2020, given favorable costs, recoveries, and then-prevailing market conditions. The Company expects to be able to provide 2019 guidance for V2O5 production later this year, after the program has commenced and the Company has obtained more information on costs, recoveries and expected market conditions. The Company will continue to provide the market with updates as production continues.

The Company is also currently engaged in a test-mining program at its La Sal Complex to evaluate different approaches that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8 recovered. This test mining campaign is expected to continue through the remainder of 2018 and into 2019 for as long as useful information continues to be developed and/or market conditions warrant. The early results of this test mining are very encouraging. The Company intends to maintain its other fully permitted uranium/vanadium mines on standby, including the Whirlwind and Rim mines, but could commence mining operations relatively quickly at those mines as market conditions may warrant.

The Company is also reviewing the economics of processing certain previously mined uranium/vanadium ore stockpiles, as well as the recovery of vanadium alone or in combination with uranium from other potential vanadium-bearing streams, as market conditions may warrant.

Uranium Readiness Activities

In addition to these substantial vanadium recovery activities, the Company is also evaluating various uranium-readiness activities it can undertake at this time to enhance its position to benefit from expected improvements in uranium market conditions, as a result of what the Company believes to be positive uranium market fundamentals or as a result of potential remedies from the Company’s Section 232 Petition. These activities may include: improvements in the flow rates at the Company’s Nichols Ranch project, to allow for increased maximum production levels at that facility; exploration drilling at the Company’s Alta Mesa project to further delineate resources in currently licensed areas, which would allow for more pounds to be included in near-term wellfield development; and accelerated permitting and development activities at certain of the Company’s other uranium and uranium/vanadium mines. The Company expects to be able to provide further details on these potential activities in December 2018, following the Board’s approval of the Company’s 2019 budget.

Sales and other revenue update and outlook year ending December 31, 2018

While no deliveries of U3O8 occurred during Q3-2018, in the nine months ended September 30, 2018, the Company completed a total of 550,000 pounds of U3O8 sales at a weighted average price of $53.19 per pound.

In the final three months of the year, the Company expects to complete one delivery of 100,000 pounds of U3O8 under a contract where the price is based on the average spot price per pound of uranium for the five weeks prior to the date of delivery. It should be noted that all of the Company's existing long-term sales contracts expire following the Company's 2018 deliveries.

All of the Company’s current uranium production is 100% unhedged, and all uranium sales in 2019 and beyond will be made on the spot market or pursuant to new long-term contracts to the extent such contracts may be available on satisfactory terms. While the Company does not currently forecast the need to complete any spot sales in 2019 for cash generation purposes, uranium inventories, along with expected uranium production in 2019, are expected to provide the Company with the flexibility to complete spot sales in 2019 if market conditions warrant.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands of US dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Uranium concentrates	$—	$3,497	$28,015	$22,037
Alternate feed materials processing and other	451	2,002	663	5,101
Total revenues	451	5,499	28,678	27,138
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	—	1,010	11,908	12,122
Costs and expenses applicable to alternate feed materials and other	—	1,694	—	3,724
Total costs and expenses applicable to revenue	—	2,704	11,908	15,846
Impairment of inventories	714	864	3,063	2,821
Gross profit	(263)	1,931	13,707	8,471

Other operating costs and expenses
Development, permitting and land holding	4,971	2,471	7,569	6,980
Standby costs	1,296	743	5,194	2,978
Abandonment of mineral properties	—	—	—	287
Impairment of assets held for sale	—	200	—	3,799
Accretion of asset retirement obligation	459	345	1,376	1,036
Total other operating costs and expenses	6,726	3,759	14,139	15,080

Selling, general & administration
Selling costs	33	32	121	147
Intangible asset amortization	—	205	2,502	3,297
General and administration	3,193	2,946	10,440	10,752
Total selling, general & administration	3,226	3,183	13,063	14,196

Total Operating Income (Loss)	(10,215)	(5,011)	(13,495)	(20,805)
Interest expense	(417)	(562)	(1,384)	(1,607)
Other (loss) income	(3,265)	689	(2,703)	2,452
Net loss	$(13,897)	$(4,884)	$(17,582)	$(19,960)

Basic loss per share	$(0.16)	$(0.07)	$(0.20)	$(0.28)
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the three months ended September 30, 2018 totaled $0.45 million compared with $5.50 million in the three months ended September 30, 2017.
Of the revenues for the three months ended September 30, 2018, all were related to processing of alternate feed materials.

Revenues for the three months ended September 30, 2017 totaled $5.50 million, of which $3.50 million were from sales of 60,000 pounds of U3O8, pursuant to term contracts at an average price of $58.28 per pound and $2.00 million related to processing of alternate feed materials.

Revenues for the nine months ended September 30, 2018 totaled $28.68 million, which included sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30, sales of 50,000 pounds of U3O8 at a price of $24.75 per pound and sales of 100,000 pounds pursuant to a contract where the price is based on the spot market at a price of $22.57 per pound and alternate feed processing revenue of $0.66 million.
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
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2018, the Company recovered 33,000 pounds of U3O8 from ISR recovery activities for the Company's own account, and 128,000 pounds from the Company's alternate feed sources. In the three months ended September 30, 2017, the Company recovered 66,000 pounds of U3O8 from the Nichols Ranch Project and 104,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 295,000 pounds for the account of a third party under a tolling agreement.
Costs and expenses applicable to revenue for the three months ended September 30, 2018 were nil, compared with $2.70 million for the three months ended September 30, 2017. Included in cost and expenses applicable to revenue is $1.69 million related to toll processing for the three months ended September 30, 2017. Costs of goods sold averaged $16.83 per pound in the three months ended September 30, 2017.
In the nine months ended September 30, 2018, the Company recovered 115,000 pounds of U3O8 from the Nichols Ranch Project and 213,000 pounds from the Company's alternate feed sources. In the nine months ended September 30, 2017, the Company recovered 204,000 pounds of U3O8 from the Nichols Ranch Project and 170,000 pounds of U3O8 from the Company’s alternate feed sources. In addition, the Company recovered 761,000 pounds for the account of a third party under a tolling agreement.
Costs and expenses applicable to revenue for the nine months ended September 30, 2018 totaled $11.91 million, compared with $15.85 million for the nine months ended September 30, 2017. Included in cost and expenses applicable to revenue is $3.72 million related to toll processing for the nine months ended September 30, 2017. Costs of goods sold averaged $21.65 per pound and $28.86 per pound in the nine months ended September 30, 2018 and 2017, respectively.
The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above as well as a decrease in toll processing and other revenues.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended September 30, 2018, the Company spent $4.97 million for development of the Company's properties. This is primarily due to the 1.10 million shares issued ($3.74 million) to acquire a 6% - 8% sliding-scale gross proceeds production royalty on its Nichols Ranch, Hank and Doughstick properties (Doughstick is a part of the Company’s Jane Dough Project expansion area). This royalty also applies to the nearby Niles Ranch, Willow Creek, and Verna Ann properties, which are important pipeline uranium properties also owned by the Company. Acquisition of this royalty is expected to significantly decrease the Company’s cost of production at Nichols Ranch. Other development activities occurred at the Canyon Project, the V2O5 Test Mining Project as well as permitting and land holding costs related to this and other projects. For the three months ended September 30, 2017, the Company spent $2.47 million for development, permitting, and land holding including completing the sinking of the shaft, completing evaluation drilling and finalizing development of the Canyon Project as well as the annual land payments for other properties. While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
For the nine months ended September 30, 2018, the Company spent $7.57 million for development, permitting and land holding, comprised of the acquisition of royalties as discussed above as well as the development of the Canyon Project and permitting and land holding costs related to this and other projects. For the nine months ended September 30, 2017, the Company spent $6.98 million for development, permitting, and land holding of which $4.80 million was spent at the Canyon Project completing the sinking of the shaft, completing evaluation drilling and finalizing development of the site. Additionally, the Company spent $0.70 million completing and putting into production its ninth wellfield at Nichols Ranch, completing the permitting on the Jane Dough Project and the Sheep Mountain Project and for other permitting activities and land holding costs in the nine months ended September 30, 2017
Standby expense
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
For the three months ended September 30, 2018, standby costs totaled $1.30 million compared with $0.74 million in the prior year. For the nine months ended September 30, 2018, standby costs totaled $5.19 million compared with $2.98 million in the prior year. The increase is primarily related to decreased alternate feed materials processing and toll milling activities at the White Mesa Mill causing the Mill to operate at lower levels of uranium recovery with excess costs being expensed to standby for the three months and nine months ended September 30, 2018.
Abandonment of mineral properties
The Company has allocated value to mineral properties upon their acquisition. From time to time, the Company may choose to abandon these mineral properties by not paying the required renewal fees. For the three and nine months ended September 30, 2018, the Company did not renew certain mineral leases and recorded abandonment expense of $Nil. For the three and nine months ended September 30, 2017, the Company recorded abandonment expense of $Nil and $0.29 million, respectively.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three and nine months ended September 30, 2018, which were $0.46 million and $1.38 million compared with the prior year three and nine months ended of $0.35 million and $1.04 million, respectively. This increase is primarily due to normal accretion activity.
General and Administrative
General and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $3.19 million and $10.44 million for the three and nine months ended September 30, 2018 compared to $2.95 million and $10.75 million for the three and nine ended September 30, 2017. The year to date decrease is due primarily due to a lower head count in 2018.
Impairment of Inventories
For the three and nine months ended September 30, 2018, the Company recognized $0.71 million and $3.06 million in impairment charges related to inventory. For the three and nine months ended September 30, 2017, the Company recognized $0.86 million and $2.82 million inventory impairment. The impairment of inventories is due to continued lower Uranium prices versus our cost to produce at the Nichols Ranch project.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the three months ended September 30, 2018, was $0.42 million compared with $0.56 million for the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018, was $1.38 million compared with $1.61 million for the nine months ended September 30, 2017. This decrease was due to the payoff of the Wyoming revenue bond loan and the put option conversion of the convertible debentures.
Other income and expense
For the three months ended September 30, 2018, other income and expense totaled $3.27 million expense, net. These amounts primarily consist of a loss on the change in the mark-to-market values of the Company's Convertible Debentures (the “Debentures”) of $1.46 million, loss on the decrease in warrant liabilities of $2.72 million, and other expense of $0.13 million, foreign exchange loss of $0.17 million offset by $1.13 million gain in investments accounted for at fair value and interest income of $0.08 million.
For the three months ended September 30, 2017, other income and expense totaled $0.69 million of income. These amounts primarily consist of a gain on the increase in warrant liabilities of $0.57 million, a gain on the change in the mark-to-market values of the Debentures of $0.16 million, a loss on investments accounted for at fair value of $0.11 million and interest income of $0.06 million.
For the nine months ended September 30, 2018, other income and expense totaled $2.70 million expense, net. These amounts primarily consist of a loss on the change in the mark-to-market values of the Debentures of $1.14 million, loss on the decrease in warrant liabilities of $3.80 million, and other expense of $0.07 million, foreign exchange loss of $0.06 million, offset by $1.57 million gain in investments accounted for at fair value and interest income of $0.16 million, income of $0.29 million from the sale of surplus assets and gain of $0.34 million on assets held for sale.
For the nine months ended September 30, 2017, other income and expense totaled $2.45 million of income. These amounts mainly consist of a gain on warrant liabilities of $1.42 million, $0.51 million gain in fair value of investments, gain on sale of surplus assets of $1.14 million and interest income of $0.12 million partially offset by a loss on the change in the mark-to-market values of the Debentures of $0.62 million.
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
Shares issued for cash
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
From January 1, 2017 to November 1, 2018, a total of 21,283,295 Common Shares have been sold under the ATM, for net proceeds to the Company of $44.89 million.
Working capital at September 30, 2018 and future requirements for funds
At September 30, 2018, the Company had working capital of $51.27 million, including $14.78 million in cash, $27.17 million of investments available for sale and 385,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
During the three months ended September 30, 2018 the Company began to invest excess cash in debt securities issued by the U.S. government and its agencies as well as certificates of deposits. The Company determines the appropriate classification of our investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for our investments as available-for-sale.
After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption investments available for sale in the Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record within other income (expense). We determine any realized gains or losses on the sale of investments available for sale and we record such gains and losses as a component of other income (expense).
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

Cash and cash flows
Nine months ended September 30, 2018
Cash, cash equivalents and restricted cash were $36.33 million at September 30, 2018, compared to $40.70 million at December 31, 2017. The decrease of $4.37 million was due primarily to cash provided by financing activities of $15.35 million, cash provided by operating activities of $0.39 million offset by cash used in investing activities of $20.08 million and loss on foreign exchange on cash held in foreign currencies of $0.04 million.
Net cash provided by operating activities of $0.39 million is comprised of the net loss of $17.58 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.48 million of depreciation and amortization of property, plant and equipment, $3.62 million related to acquisition of Royalty interests, net of share issuance costs, $3.06 million impairment on inventory, stock based compensation expense of $2.24 million, accretion of ARO of $1.38 million, $3.80 million change in warrant liabilities, $1.14 million change in value of convertible debentures, other non-cash expenses of $0.39 million, changes in deferred revenue of $2.43 million offset by an increase in trade and other receivables of $0.15 million, an increase in inventories of $0.21 million, an increase in prepaid expenses and other assets of $0.76 million, a decrease in accounts payable and accrued liabilities of $2.68 million and $0.23 million in cash paid for reclamation activities.
Net cash provided by financing activities totaled $15.35 million consisting primarily of $25.64 million proceeds from the issuance of stock using the Company's ATM offering, $0.37 million cash received from exercise of warrants, $0.62 million cash received from exercise of stock options and $0.50 million cash received for Notes Receivable offset by $10.86 million to repay loans and borrowings including repaying and retiring the Wyoming Industrial Revenue Bond and $0.91 million cash paid for tax withholding.
Net cash used in investing activities was $20.08 million, of which $2.94 million related to cash received for the sale of the Company's Reno Creek property, $2.57 million related to cash received from the sale of marketable securities offset by $25.53 million cash used for the purchase of available for sale investments and $0.06 million of cash used for the purchase of mineral properties, plant, property and equipment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium or vanadium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. The success of the Company's campaign to recover V2O5 from existing pond solutions at the White Mesa Mill will depend, in large part, on the Company's ability to sell V2O5 at satisfactory prices in the future. The Company currently does not have any contracts in place for the sale of vanadium.
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8 and V2O5. The Company's existing long term contracts have expired, following the Company's April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2018 ($000):

Cash and cash equivalents	$955
Accounts payable and accrued liabilities	(697)
Loans and borrowings	(17,251)
Total	$(16,993)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at September 30, 2018 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(220)
	-1% change in U.S.
Weakening net earnings	dollar	$220

Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. As at September 30, 2018, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2017, as filed with the SEC dated March 9, 2018, except that on October 25, 2018, the Ninth Circuit Court of Appeals panel ruled on the petition for rehearing en banc of the Court’s ruling in favor of the District Court on the challenges relating to the Company’s Canyon Project, that had been filed by the plaintiffs earlier this year.  The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision. The one exception relates to the plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing. The Ninth Circuit panel reversed itself on its standing analysis, concluded that the plaintiff’s have standing to assert this claim and remanded the claim back to the District Court to hear the merits of plaintiffs’ claim. If the plaintiffs are successful on this claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
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

4.12	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (15)
4.13	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (16)
4.14	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (17)
4.15	Release of Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement, dated September 11, 2018
4.16	October 2018 Amended and Restated Consulting Agreement dated and effective as of October 1, 2018 between Energy Fuels Inc. and Liviakis Financial Communications, Inc.
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(6)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(7)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(8)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(10)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(13)	Incorporated by reference to Exhibit 4.10 to Energy Fuels' Form 8-K filed on April 3, 2018.
(14)	Incorporated by reference to Exhibit 4.11 to Energy Fuels' Form 8-K filed on May 3, 2018.
(15)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(16)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(17)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: November 2, 2018	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: November 2, 2018	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer