Form 10-K
period 2018-12-31
ENERGY FUELS INC
filed 2019-03-12
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes [   ]        No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]       No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer [   ]        Accelerated Filer [X]        Non-Accelerated Filer [   ]        Smaller Reporting Company [   ]
Emerging Growth Company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]        No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $196.67 million.
The number of common shares of the Registrant outstanding as of March 8, 2019 was 99,445,066.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

ENERGY FUELS INC.
FORM 10-K
For the Year Ended December 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” within the meaning of applicable U.S. and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “plans”, “expects” or “does not expect”, “is expected”, “is likely”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, “continue”, or “believes”, and similar expressions or variations of such words and phrases or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will be taken”, “occur” or “be achieved”) are not statements of historical fact and may be forward-looking statements.
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

•	uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in-situ uranium recovery operations;

•	geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;

•	risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;

•	risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of the White Mesa Mill in Utah;

•	risks associated with labor costs, labor disturbances, and unavailability of skilled labor;

•	risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company’s production processes;

•
risks associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company's insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third-party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium and copper price levels;

•	fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;

•
risks associated with the Company's uranium sales, if any, being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;

•	risks associated with the Company's vanadium sales, if any, generally being required to be made at spot prices;

•	failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;

•	failure to obtain suitable vanadium sales terms at satisfactory prices in the future;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

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

•
risks associated with the Company's ability to recover vanadium from pond solutions at the White Mesa Mill, with potentially higher than expected costs for any such recoveries, and with our ability to sell any recovered vanadium at satisfactory price levels;

•	risks related to our ability to recover copper from our Canyon uranium project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium and the Company’s other primary metals and minerals develop as expected; that uranium and vanadium prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that the Company receives regulatory and governmental approvals for the Company’s development projects and other operations on a timely basis; that the Company is able to operate its mineral properties and processing facilities as expected; that the Company is able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that the Company is able to obtain financing for the Company’s development projects on reasonable terms; that the Company is able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for the Company’s development and expansion projects and restarting projects on standby, are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that the Company’s reserve and resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs or bonding requirements; and that the Company maintains ongoing relations with its employees and with its business and joint venture partners.
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
We qualify all forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO UNITED STATES INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission ("SEC") purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles (“GAAP”) and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the Toronto Stock Exchange ("TSX"), this Annual Report contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Annual Report, and in the documents incorporated by reference herein, have been, and will be, prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
Canadian standards, including NI 43-101, differ significantly from the requirements of the SEC, and reserve and resource information contained herein, or incorporated by reference in this Annual Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting under only United States standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless such mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves; the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves; and the primary environmental analysis or report must be filed with the appropriate governmental authority.
The SEC’s disclosure standards under SEC Industry Guide 7 typically do not permit the inclusion of information concerning “Measured Mineral Resources”, “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by United States standards in documents filed with the SEC. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of "Measured Mineral Resources" or "Indicated Mineral Resources" will ever be converted into mineral reserves. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally minable.
Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, under SEC Industry Guide 7 the SEC has historically only permitted issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC under SEC Industry Guide 7, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards under SEC Industry Guide 7.
On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice including NI 43-101. The SEC adopted a two-year transition period for registrants to come into compliance with the New Rule. Accordingly, the Company will need to bring its disclosure into compliance in 2021. At this time, the Company does not know the full effect of the New Rule on its mineral resources and reserves and therefore the disclosure related to the Company’s mineral resources and reserves may be significantly different when computed using the requirements set forth in the New Rule.
All reserves that are reported in this Form 10-K are estimated in accordance with the definitions set forth in NI 43-101 for the year ended December 31, 2018. The Company does not have any mineral reserves within the meaning of SEC Industry Guide 7.
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

•
Indicated Mineral Resource:[1] An “indicated mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applied to a measured mineral resource and may only be converted to a probable mineral reserve.

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

•
Probable Mineral Reserve:[6] A “probable mineral reserve” is the economically minable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the modifying factors applied to a probable mineral reserve is lower than that applied to a proven mineral reserve.

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

6 SEC Industry Guide 7 does not recognize “reserves” calculated in accordance with NI 43-101. SEC Industry Guide 7 requires a “final” or “bankable” feasibility study for the designation of a deposit as a “reserve” that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.

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

SEC Industry Guide 7 Definitions:

•	Exploration Stage: Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

•	Development Stage: Includes all issuers engaged in the preparation of an established commercially minable deposit (reserves) for its extraction which are not in the production stage.

•
Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

•	Production Stage: Includes all issuers engaged in the exploitation of a mineral deposit (reserve).

•
Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

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

______________________________________
7 SEC Industry Guide 7 does not recognize “reserves” calculated in accordance with NI 43-101. SEC Industry Guide 7 requires a “final” or “bankable” feasibility study for the designation of a deposit as a “reserve” that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.
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

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
The Company's corporate offices are located in Lakewood, Colorado (near Denver), and all of its assets, management and employees are located in the western United States. The Company’s assets are owned by and operated through various subsidiaries of the Company, as appropriate, and all of its employees are employed with the Company’s subsidiary Energy Fuels Resources (USA) Inc.
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
The primary trading market for Energy Fuels’ common shares (the “Common Shares”) is the NYSE American under the trading symbol “UUUU,” and the Company’s common shares are also listed on the TSX under the trading symbol “EFR.” Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and, in addition, is a reporting issuer in all of the Canadian provinces. Certain warrants issued by the Company are listed on the NYSE American under the symbol "UUUU-WT" and are also listed on the TSX under the symbol "EFR.WT." Options on Energy Fuels’ common shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. KCG Americas LLC is the Company’s Market Maker on the NYSE American. In addition, Energy Fuels’ Cdn $20.9 million aggregate amount of convertible Debentures is listed on the TSX under the symbol “EFR.DB.”
The Company conducts its uranium and vanadium extraction, recovery, and sales business, and owns its properties, through a number of subsidiaries. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, country of incorporation, and proportion of ownership interest, is included as Exhibit 21.1 to this Annual Report. All of the Company’s U.S. assets are held directly or indirectly through the Company’s wholly-owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). EF Holdings and Strathmore hold all or a portion of their uranium and vanadium extraction, recovery, permitting, evaluation and exploration assets through a number of additional subsidiaries, as detailed below. Energy Fuels also owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.
All of the Company's properties are operated by Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly-owned subsidiary of EF Holdings.
In addition, the Company holds 9,439,857 shares of Virginia Energy Resources Inc. (TSXV:VUI; OTCQX:VEGYF) currently representing an approximate 16.5% equity interest in that company and held 14,250,000 common shares of enCore Energy Corp. (TSXV:UE) currently representing an approximate 12.8% equity interest in that company. In February and early March 2019, the Company sold 5,048,438 million of its 14,250,000 common shares of enCore Energy Corp. (TSXV:UE) and, as a result, dropped below a 10% equity interest in that company to 7.78%, thus ceasing to be an Insider of enCore Energy Corp.
Business Overview
Energy Fuels is engaged in conventional and in situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. The Company also extracts and recovers vanadium as market conditions warrant. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is an operating uranium recovery facility, and the Alta Mesa Project in Texas (the "Alta Mesa Project"), which is a fully-permitted ISR uranium production facility currently on standby. In addition, Energy Fuels owns the White Mesa Mill in Utah (the “White Mesa Mill” or “Mill”), which is the only conventional uranium and vanadium recovery facility operating in the United States. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects, and a uranium/copper project, on standby. The White Mesa Mill is currently recovering vanadium pentoxide (“V2O5”) from existing tailings pond solutions which result from past mineral processing operations. The Mill can also recover vanadium from mineralized material produced from certain of its projects in Colorado and Utah and is evaluating recovering copper as a by-product from a uranium/copper project in Arizona. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.
ISR Operations
The Company conducts its ISR activities through (i) its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”), and (ii) its Alta Mesa Project in south Texas, which the Company acquired in June 2016 through its acquisition of Mesteña Uranium, LLC (“Mesteña”), which is now named EFR Alta Mesa LLC ("EFR Alta Mesa").
The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”), and; (iv) a licensed satellite ISR uranium project (the “Hank Project”), which will include an ISR satellite processing plant (the “Hank Satellite Plant”) that, when constructed, will produce loaded-resin, and associated planned wellfields (the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the West North Butte property (the “West North Butte Property”), the North Rolling Pin property (the “North Rolling Pin Property”), and the Reno Creek property (the “Reno Creek Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels. The Company subsequently sold the Reno Creek Property to Uranium Energy Corp. in May 2018. See “Non-Material Mineral Properties - Other ISR Projects” under Item 2 below.
The Nichols Ranch Project is an operating ISR facility that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The uranium-bearing groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant where the uranium is extracted from the water. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the White Mesa Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities.
Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. During 2018, a total of 140,191 pounds of U3O8 were recovered from the Nichols Ranch Project. The Company is evaluating undertaking Uranium Readiness activities at the Nichols Ranch Project (see “2018 and 2019 Corporate Developments” below).
The Alta Mesa Project is a fully licensed, permitted and constructed ISR processing facility that has an operating capacity of 1.5 million pounds of uranium per year and comprises a total of 195,501 contiguous acres of land. The Alta Mesa Project is currently on standby and ready to resume production as market conditions warrant. It is expected to be able to reach commercial production levels with limited required capital within approximately twelve months of a production decision. See “The Alta Mesa Project” under Item 2 below. The Company is evaluating undertaking Uranium Readiness activities at the Alta Mesa Project (see “Subsequent Events” below).
Conventional Operations
The Company conducts its conventional uranium and vanadium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium and vanadium processing facility in the United States. The White Mesa Mill, located near Blanding Utah, is centrally located such that it can be fed by a number of the Company’s uranium, uranium/vanadium and uranium/copper projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region as market conditions warrant.
The White Mesa Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility, but can also recover vanadium. The Company is also evaluating recovering copper as a by-product of uranium recovery from a project in Arizona. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as "alternate feed materials," for the recovery of uranium, alone or in combination with other metals.
The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, and market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby, from time-to-time, in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 and Pinenut Projects in Arizona; and alternate feed materials. During 2016, the Mill recovered a total of 680,000 lbs. of U3O8, of which 433,000 pounds were recovered from conventional materials from the Company's Pinenut Project and 248,000 pounds from processing alternate feed materials. During 2017, the Mill recovered 310,000 pounds of U3O8 from processing pond solutions and 1,000,000 pounds from processing alternate feed materials, of which a total of 360,000 pounds were for the Company's account and 950,000 pounds were for the account of third parties. During 2018, the Mill recovered 215,719 pounds of U3O8 from processing pond solutions and 561,628 pounds from processing alternate feed materials, of which a total of 82,709 pounds were for the Company's account and 448,919 pounds were for the account of third parties under a tolling arrangement. In late 2018, the White Mesa Mill transitioned to producing vanadium from pond solutions, which is expected to be the focus of the Mill’s operations in 2019, subject to continued favorable market conditions for vanadium.
The Company continues to receive and process alternate feed materials at the White Mesa Mill. At the Company’s permitted Canyon Project, an underground drilling project and shaft were completed in the first quarter of 2018. The timing to extract and process mineralized material from the Canyon Project will be based on market conditions, available financing, and sales requirements. The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted and reclamation activities have commenced. The Company is also pursuing a small-scale test mining campaign targeting vanadium at its La Sal Complex, and is evaluating undertaking various Uranium Readiness activities at its La Sal and Canyon mines (see “Subsequent Events” below). All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third-party conventional properties are active at this time.
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
The Company’s principal conventional properties include the following:

•
the White Mesa Mill, a 2,000 ton per day uranium and vanadium processing facility, which is also evaluating recovering copper as a by-product of uranium recovery from the Company's Canyon Project, located near Blanding, Utah, held through the Company’s subsidiary EFR White Mesa LLC. See “The White Mesa Mill” under Item 2 below;

•
the Arizona Strip uranium properties located in north central Arizona, including: the Canyon Project, which is a fully-permitted uranium/copper project with all surface facilities and a shaft in place (see “The Canyon Project” under Item 2 below); the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully-permitted uranium project on standby; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2 below;

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

•	a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See “Non-Material Mineral Properties” under Item 2 below.

Mineral Exploration

Energy Fuels holds a number of exploration properties in the Colorado Plateau, White Canyon, Grants, Arizona Strip, and Powder River Basin Districts. Energy Fuels conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No further exploration drilling has been performed at these properties since 2013. See “Non-Material Mineral Properties” under Item 2 below.
Development of the Business -- Major Transactions over the Past Five Years
Over the past five years, the Company has completed the following major transactions:

•
In two transactions in 2014, the Company sold its interest in the Pinon Ridge uranium/vanadium mill project located in western Colorado, that the Company had previously planned to develop, along with a number of other non-core uranium properties;

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

•	In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project through the acquisition of Wate Mining Company LLC;

•	In June 2016, the Company acquired EFR Alta Mesa and its primary asset, the Alta Mesa Project;

•	In May 2018, the Company sold its non-core Reno Creek Property to Uranium Energy Corp. (see 2018 Corporate Developments, below); and

•
In August 2018, the Company acquired royalties on the Nichols Ranch Project, along with royalties on several operating, standby and advanced-stage ISR projects in Wyoming owned and operated by Power Resources, Inc., a wholly-owned subsidiary of Cameco Corporation (see 2018 Corporate Developments, below).

2018 Corporate Developments
On January 16, 2018, the Company and Ur-Energy announced that they had jointly filed a Petition for Relief with the U.S. Department of Commerce (“DOC”) under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten National Security (the "Section 232 Petition"). The Section 232 Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Section 232 Petition seeks remedies which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Section 232 Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President’s Buy American Policy.
Effective February 1, 2018, the Board of Directors (the “Board”) appointed Mark S. Chalmers as President and Chief Executive Officer (“CEO”), and a Director of the Company. On January 31, 2018, Stephen P. Antony retired as CEO and as a Director of the Company. In addition, effective as of March 2, 2018, David C. Frydenlund was appointed Chief Financial Officer (“CFO”), General Counsel and Corporate Secretary, replacing Daniel G. Zang, who left the Company on March 1, 2018. Effective February 14, 2018, W. Paul Goranson was appointed Chief Operating Officer (“COO”) of the Company and Matthew J. Tarnowski was appointed Chief Accounting Officer (“CAO”) and Controller of the Company.
Effective March 12, 2018, Barbara A. Filas was appointed to serve as a Director of the Company, filling a vacancy on the Board.
On May 1, 2018, the Company closed the sale of its non-core Reno Creek property in Wyoming to Uranium Energy Corp. (“UEC”) for $5.39 million, including $2.94 million in cash and $2.45 million in common shares of UEC.
On June 25, 2018, the Company announced that it had been added as a member of the broad-market Russell 3000® Index, as part of the 2018 Russell indexes reconstitution. Annual reconstitution of the Russell indexes captures the 3,000 largest U.S. stocks as of May 11, ranking them by total market capitalization. Membership in the Russell 3000® Index, which remains in place for one year, means automatic inclusion into the large-cap Russell 1000® Index or small-cap Russell 2000® Index, as well as the appropriate growth and value style indexes.
On July 18, 2018, the US Department of Commerce announced the initiation of its investigation pursuant to Section 232 of the Trade Expansion Act in response to the Company’s Section 232 Petition (the “Section 232 Investigation”).
On August 14, 2018, the Company announced the acquisition and extinguishment of royalties on the Nichols Ranch Project, as well as the acquisition of a significant royalty on a number of properties owned by Cameco Corporation in northern Wyoming.
On September 12, 2018, the Company announced it had repaid and retired the entire outstanding principal balance on its Wyoming Industrial Development Revenue Bond, totaling $8.3 million, thereby eliminating future interest and principal payments.

On September 27, 2018, the Company announced it was commencing vanadium production from the pond solutions at its 100% owned White Mesa Mill. The Company estimates the pond solutions contain approximately four (4) million pounds of recoverable V2O5, and the Company expects to produce approximately 200,000 to 225,000 pounds of V2O5 per month for a period of 16 to 20 months, subject to market conditions, costs, and recoveries. Vanadium recovery commenced in late December 2018 and the first batches of finished vanadium product (“black flake”) were produced in January 2019.
On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.5 in aggregate common shares under the ATM. Then, on the same date, the Company filed a new base shelf registration statement on Form S-3 with the SEC allowing the Company to issue common shares, warrants, subscription receipts, preferred shares, debt securities, or any combination of such securities as units, in amounts, and at prices, and on terms to be determined based on market conditions at the time of sale, and as set forth in an accompanying prospectus supplement, for an aggregate offering amount of up to US$150 million in the U.S. during the 36-month period that the statement remains effective. On December 27, 2018, the Company received a receipt for a corresponding base shelf prospectus in Canada for an aggregate offering amount in Canada of up to US$150 million.
Company Strategy
Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the United States, supporting that goal through uranium recovery, alternate feed materials processing, third-party processing, and potential land clean-up work. In addition, the Company produces vanadium along with uranium from certain of its properties, as market conditions warrant. Through the operating White Mesa Mill, the operating Nichols Ranch Project, the standby Alta Mesa Project, our large uranium and vanadium resource base, and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to maintain and increase its ability to increase uranium production in improved market conditions.
As a result of the foregoing, we intend to engage in the following activities:

•	Produce from existing wellfields (wellfields #1 through #9) at Nichols Ranch and defer further wellfield development at Nichols Ranch until uranium prices improve;

•
Continue alternate feed processing and recovery of uranium from uranium dissolved in the Mill’s ponds, as well as pursue additional alternate feed materials, third party processing and other sources of feed for the Mill, including potential material generated from land cleanup work;

•	Continue to ramp-up and sustain the recovery of vanadium from pond solutions at the Mill while vanadium prices remain supportive of continued production;

•	Continue to carry out engineering, procurement and construction management activities at the Canyon Project in 2020, and maintain the property on standby until uranium prices improve;

•	Continue evaluating the possibility of recovering copper at the White Mesa Mill as a by-product from the Canyon Project and pursue any permitting actions that may be required;

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

•	Continue permitting activities for the Roca Honda Project through the end of 2019;

•	Continue to pursue an appropriate trade remedy under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten U.S. National Security;

•	Continue to evaluate the sale or abandonment of non-core assets that the Company does not believe contribute to shareholder value in order to reduce costs and/or receive sales proceeds; and

•	Continue to pursue additional cost cutting measures.
Subsequent Events
On January 7, 2019, the Company announced that it commenced a campaign to recover vanadium pentoxide (“V2O5”) from existing tailings pond solutions at the White Mesa Mill, which result from past mineral processing operations. In early January

2019, the Company produced its first batches of vanadium concentrate, also known as “black flake.” This is Energy Fuels’ first vanadium production since 2013, and the first time the Company has recovered vanadium from tailings pond solutions at the Mill. The Company estimates there are up to four (4) million pounds of recoverable vanadium dissolved in these Mill pond solutions. The Company had originally intended to commence this campaign in November 2018 but elected to delay commencement to December 2018 in order to accommodate additional uranium production at the Mill.

On January 7, 2019, the Company announced that it also expects to launch a number of key uranium readiness ("Uranium Readiness") initiatives in 2019 intended to enhance the Company’s ability to more quickly and effectively respond to improved uranium market conditions that may result from the ongoing Section 232 Investigation in the United States or improvements in global uranium market fundamentals. During 2019, the Company plans to invest a total of approximately $4.2 million in initiatives at the following projects:

•
La Sal Complex: The Company expects to continue the current test-mining program targeting vanadium at its La Sal mine. The Company is also planning to begin refurbishing and potentially test-mining a second uranium/vanadium mine within the La Sal Complex, the fully-permitted Pandora mine. The purpose of the test-mining program is to evaluate different mining approaches that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5and U3O8

•
Nichols Ranch ISR Project: The Company has purchased and expects to install new ion exchange capacity, and upgrade other equipment, at the Company’s 100% owned Nichols Ranch in situ recovery (“ISR”) Plant in Wyoming. These upgrades will increase flow capacity through the plant and are thereby expected to reduce operating costs per pound and significantly increase the uranium production capacity of Nichols Ranch.

•
Alta Mesa ISR Project: The Company expects to complete a 200-hole surface drilling program at the Company’s 100%-owned Alta Mesa ISR Project in South Texas, in order to increase and upgrade the uranium resources and extend the life-of-mine production profile of this project.

•	Canyon Project: The Company expects to continue to evaluate the copper metallurgy and perform other development work at this key low-cost uranium and copper project.

On February 12, 2019, the Company announced that it is now producing high-purity vanadium from existing tailings pond solutions at the White Mesa Mill at commercial rates of approximately 175,000 to 200,000 pounds of V2O5 per month and that shipments of vanadium have commenced for sale to customers. Ramp-up is expected to continue in the coming weeks, and the Company continues to expect to reach full production rates of 200,000 to 225,000 pounds of high-purity V2O5 per month by the end of Q1-2019 or sooner. The Company also announced that it had begun vanadium shipments, with initial quantities being allocated for conversion to ferrovanadium that will be sold into spot metallurgical markets. The Company expects to sell finished vanadium product into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industry.
Uranium Sales
As a result of current uranium market conditions, both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of potential relief under the ongoing Section 232 Investigation or through improved market fundamentals.
The Company has entered into no uranium sales commitments in 2019; therefore, all 2019 uranium production is expected to be added to existing inventories. Energy Fuels’ significant uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories and new production may be worth significantly more in the future. However, if suitable uranium price increases are observed in 2019, or if cash needs arise, the Company may elect to complete some discretionary uranium sales in 2019.
Overview of Uranium Market
The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity. All of the uranium extracted from Energy Fuels’ projects is expected to be used for this purpose.
According to the World Nuclear Association (“WNA”), as of February 2019, there were 445 operable nuclear reactors world-wide, which required approximately 143 million pounds of U3O8 fuel in 2017 at full operation. Worldwide, there are currently 57 new reactors under construction with an additional 126 reactors on order or in the planning stage and 383 which have been proposed.
According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction, largely due to increasing uranium demands in Asia. The gap between demand and primary supply is filled by stockpiled inventories and secondary supplies.

According to the WNA, the United States currently has 98 operating reactors, four (4) reactors actively under construction, and another 42 reactors on order, planned or proposed. According to the Nuclear Energy Institute ("NEI"), in 2017 the United States produced approximately 20.0% of its electricity from nuclear technology, while achieving an average capacity factor of 92%, leading all other sources by a wide margin. In addition, in 2016, nuclear energy avoided 554 million metric tonnes of carbon dioxide emissions. According to the U.S. Energy Information Agency (“EIA”), U.S. utilities purchased approximately 43.0 million pounds of U3O8 in 2017. However, in 2018 the U.S. only produced approximately 1.47 million pounds of U3O8.
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
The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were negatively impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past eight years, which is still being felt today. In contrast, China is pursuing an aggressive nuclear program, with 45 units now operating, 13 new units under construction (compared to only eleven operable units ten years ago in January 2009), 43 units which are planned, and 170 units that have been proposed, according to February 2019 WNA data.
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
The graph below shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until February 2018 as reported by TradeTech (not adjusted for inflation):
To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2014 until January 2019 as reported by TradeTech (not adjusted for inflation):

According to monthly price data from TradeTech, uranium prices during 2018 were up $3.25, or 14% for the year. Monthly spot prices began the year at $23.75 per pound of U3O8 on December 31, 2017 and ended the year at $27.00 per pound, reaching a high of $29.10 per pound for the month of November 2018 and a low of $21.00 per pound for the months of March and April 2018. According to Trade Tech, the spot price was $28.10 per pound on March 8, 2019. TradeTech price data also indicated that long-term U3O8 prices began 2018 at $31.00 per pound and ended 2018 at $32.00 per pound. The high long-term price for 2018 was $32.00 per pound for September and December, and the low long-term price was $28.00 per pound for March through June. The long-term price at March 8, 2019 was $32.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction and excess inventories, the availability of low-priced spot material, the delayed restart of Japanese reactors, insufficient production cut-backs especially from state-owned and state-subsidized uranium and uranium fuel entities, premature reactor closures, and continued weak uranium demand.
Uranium Market Outlook and Uranium Marketing Strategy
World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the Company believes the long-term fundamentals of the uranium industry remain positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. In addition, it is the Company's belief that additional mine production cutbacks will be required to bring the market into balance in the short and medium terms. However, a large portion of global uranium production is state-owned and state-subsidized, and therefore not subject to normal market fundamentals. It is for this reason that the Company and Ur-Energy submitted the Section 232 Petition to the DOC in 2018 to initiate an investigation into the effects of uranium imports on U.S. national security. In July 2018, the DOC initiated the Section 232 Investigation. Petitioners proposed a quota system that limits uranium and uranium fuel imports, effectively reserving 25% of the U.S. nuclear market for U.S. uranium producers. In 2018, it was estimated that less than 2% of U.S. reactor demand was met by new production from U.S. uranium mines. The Company has believed for several years that market forces will cause uranium prices, and long-term contracting levels in particular, to return to levels that are sufficient to incentivize new mine production. However, it is the Company's belief that non-free market forces have delayed this recovery. The 232 Investigation may result in remedies that help address this situation.
The Company believes prices likely hit a bottom in 2016, and despite considerable market uncertainty in 2018, the lows of 2016, which began to improve in 2017, were not repeated in 2018. During the year, several positive developments occurred. In May 2018, the State of New Jersey passed legislation supporting nuclear energy in the state, and uranium was included on a draft list published by the U.S. Department of Interior of 35 minerals which are considered critical to the economic and national security of the US (TradeTech NMR May 25, 2018). Paladin announced that it was placing its Langer Heinrich mine in Namibia on care and maintenance (TradeTech NMR, May 25, 2018). Kazakhstan announced cuts that would result in 2018 production being 12.5% lower than 2016 (TradeTech NMR, June 8, 2018). Two new uranium funds also advanced. Yellowcake plc raised £150 million and purchased approximately 8 million pounds of U3O8 in mid-July (TradeTech NMR, July 13, 2018). In Japan, the government reaffirmed its 20-22% nuclear power share by 2030 in its draft revised Strategic Energy Plan (TradeTech NMR May 18, 2018). Also, Kyushu Electric announced the restart of the 9th reactor to return to service (Genkai 4) in Japan (TradeTech NMR, June 22, 2018). In July 2018, Cameco announced that the McArthur River/Key Lake suspension in Canada was “extended for indeterminate duration," and that Cameco’s total production in 2019 would be only be about nine million pounds of U3O8 versus expected contract delivery commitments of 25.0 to 27.0 million pounds of U3O8. Furthermore, Cameco announced that it would purchase 8.0 to 9.0 million pounds of U3O8 in 2018 and likely more in 2019 (TradeTech NMR, July 27, 2018). On July 18, 2018, the DOC initiated the Section 232 Investigation into U.S. uranium imports (TradeTech NMR, July 27, 2018). Kazakhstan announced that uranium production was 6% lower in the first half of 2018 compared to the same period in 2017 (TradeTech NMR, August 17, 2018).

The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved in 2018, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also continues to believe that the Company’s joint filing of the Section 232 Petition, discussed below, has injected uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.
In the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary and other inelastic uranium supplies (including enricher underfeeding and state-owned and state-subsidized uranium and nuclear fuel production), high levels of excess inventories, insufficient producer cut-backs, premature reactor shutdowns, and delays in new reactor construction, There remains a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.
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
During 2018, the pricing on all of the Company’s contracts, other than the spot contract referenced above, were at their floors or at prices fixed by the contract. During 2018, the Company sold 650,000 pounds of U3O8 at a weighted- average price of $49.27 per pound. This included 400,000 pounds of sales under contracts at a price of $61.30 per pound and 150,000 pounds into contracts based on spot market prices at a weighted average price of $26.74 per pound.
The Company completed the remaining uranium deliveries under all its long-term contracts. Therefore, all of the Company’s current uranium production is 100% unhedged, and all uranium sales in 2019 and beyond will be made on the spot market or pursuant to new long-term contracts to the extent such contracts may be available on satisfactory terms. While the Company does not currently forecast the need to complete any spot sales in 2019 for cash generation purposes, uranium inventories, along with expected uranium production in 2019, are expected to provide the Company with the flexibility to complete spot sales in 2019 if market conditions warrant.
The Vanadium Market
The White Mesa Mill has historically recovered vanadium along with uranium from certain of its properties on the Colorado Plateau, including from the La Sal Project and Rim Mine, as well as from properties owned by third-parties on the Colorado Plateau through toll milling and similar arrangements, when the price of vanadium has been high enough to justify its recovery.
In addition, in December 2018, the Company commenced a campaign to recover V2O5 from existing tailings pond solutions at the Company’s White Mesa Mill, which result from past mineral processing operations. In early January 2019, the Company produced its first batches of vanadium concentrate, also known as “black flake”. This is Energy Fuels’ first vanadium production since 2013, and the first time the Company has recovered vanadium from tailings pond solutions at the Mill.
Vanadium is a metallic element that, when converted into ferrovanadium ("FeV") (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel. According to market consultant Roskill, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries, and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (Roskill). Vanadium (as V2O5) prices were up sharply in 2018, with mid-point spot prices beginning the year at $9.75 per pound, and ending the year at $15.50 per pound, reaching a high of $28.83 per pound in November 2018 (Metal Bulletin). Vanadium prices are currently at $17.28 per pound.
According to Roskill, prices have risen primarily as a result of tightening supplies in China, including the shutdown of vanadium producing facilities for environmental reasons, and increased demand in China, which is requiring the use of rebar that contains increased quantities of vanadium.
In the past, Energy Fuels has sold its vanadium both as V2O5 and as FeV through spot sales to industry end-users and trading companies. The Company is currently producing V2O5 from pond solutions and beginning to sell finished product to end-users. The Company is also pursuing a small-scale test mining campaign targeting vanadium at the La Sal Complex.
The Copper Market

The White Mesa Mill has produced vanadium and other metals, such as tantalum, along with its uranium recovery, but has not to date produced copper. Due to the discovery of significant quantities of copper mineralization at the Canyon Project, the Company is investigating potential alternatives for recovering copper as a byproduct of uranium recovery at the White Mesa Mill.
Copper is a malleable and ductile metallic element that has a number of industrial uses, including as a conductor of heat and electricity, as a building material, in industrial machinery, and as a component of certain metal alloys. According to the International Copper Study Group ("ICSG"), an intergovernmental organization that operates as the international commodity board for copper, the major product categories of the copper trade are copper concentrates, copper blister and anode, refined copper cathode and ingots, copper scrap, copper semis, and a small amount of copper powders and compounds. Copper is mainly shipped by producers to fabricators as cathode, wire rod, billet, cake (slab), or ingot. Two of the key components of the copper market are the spot price (settlement price for a transaction today) and the future price. A futures or option contract defines the price of the delivery, the quantity of the product, the delivery date(s), and delivery location(s) and other aspects. Three main commodity exchanges provide the facilities to trade copper: the London Metal Exchange ("LME"), Commodity Exchange Division of the New York Mercantile Exchange ("COMEX/NYMEX"), and the Shanghai Futures Exchange ("SHFE").
According to the United States Geological Survey ("USGS"), the top global primary copper producers in 2016 were Chile, Peru, China, the United States, and Australia. In 2016, the U.S. had 24 mines that recovered copper with the top copper producing states being Arizona, New Mexico, Utah, Nevada, and Montana. In addition, in 2016, the U.S. had three primary smelters, three electrolytic and four fire refineries, and fifteen electrowinning facilities that operated. According to Mining.com, the top copper producing companies globally are Codelco, Freeport-McMoRan, Glencore International, BHP Billiton, and Southern Copper. In addition to primary mining, recycling is also a significant source of copper, and recycled copper is indistinguishable from primary copper ("ICSG"). According to Investopedia, the price of copper is driven by a number of factors including strength and weakness in the U.S. dollar, oil prices, global demand, including China, the cost of production, labor relations, natural disasters/phenomena, and geopolitical events. The spot price of copper rose by approximately 28% during 2018 (London Metal Exchange). According to Goldman Sachs, the price of copper rose in 2018 primarily due to currency effects, global growth, and demand factors. Copper prices are currently at $3.08 per pound.
Competition
The uranium industry is highly competitive. The Company competes with mining and exploration companies for uranium sales, the acquisition of uranium mineral properties, and the procurement of equipment, materials and personnel necessary to explore, develop, and extract uranium from such properties. There is competition for a limited number of uranium acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels competes with other uranium recovery companies, along with traders, brokers, financial institutions, converters, enrichers, and other market actors, including some that are state-owned and state-subsidized, for uranium sales. Due to the Company’s limited capital and personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regards to exploration and, if warranted, development of mining properties and securing uranium sales. The Company believes that competition for acquiring mineral prospects and completing uranium sales will continue to be intense in the future.
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
On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became a Radioactive Materials License, which was recently renewed in January 2018. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005, then renewed in January 2018 and reissued as Amendment 8 (Renewal) on February 16, 2018. The White Mesa Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.
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
The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming and Texas. The Nichols Ranch Project and the Alta Mesa Project each have a Source Material License. The Nichols Ranch Source Material License was originally issued by the NRC; however, the State of Wyoming became an NRC Agreement State on September 30, 2018 and the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”) subsequently assumed all management and oversight functions. Texas, an NRC Agreement State since 1963, issued the Alta Mesa Source Material License through its Texas Commission on Environmental Quality (“TCEQ”). ISR facilities are also regulated by the State of Wyoming and State of Texas, respectively, and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control Permit under the Safe Drinking Water Act, as administered by the EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration (“OSHA”), rather than MSHA.
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
On July 9, 2009, BLM issued a Notice of Proposed Withdrawal (“2009 Notice”) under which it proposed that a total of approximately one million acres of public lands around the Grand Canyon National Park be withdrawn from location and entry under the Mining Law of 1872 (the “Mining Law”), subject to valid existing rights. In the 2009 Notice, BLM stated that the purpose of the withdrawal, if determined to be appropriate, would be to protect the Grand Canyon watershed from any adverse effects of locatable hardrock mineral exploration and mining. The 2009 Notice segregated the lands from location and entry under the mining laws for up to two years to allow time for various studies and analyses, including appropriate NEPA analysis. In order to allow more time for BLM to complete its NEPA analysis, the U.S. Department of the Interior (the “DOI”) published Public Land Order 7773 on June 21, 2011, which effected a six-month emergency withdrawal of the area. The emergency withdrawal prevented the lands from being open to location and entry under the Mining Law upon expiration of the two-year segregation while the DOI completed the decision–making process on the proposed withdrawal. The emergency withdrawal was effective from July 21, 2011 to January 20, 2012. During the two-year segregation and six-month emergency withdrawal, the BLM, along with its cooperating agencies, completed various studies and analyses of resources in the withdrawal area, including an Environmental Impact Statement ("EIS") under the National Environmental Policy Act ("NEPA"). These studies and analyses were undertaken to provide the basis for the final decision regarding whether to proceed with the proposed withdrawal or to select an alternative action. Based on this analysis, on January 9, 2012, the DOI announced its final decision to withdraw from location and entry under the Mining Law, subject to valid existing rights, the total of approximately one million acres of lands originally proposed in the 2009 Notice (the “Withdrawn Lands”), for a 20-year period. Lawsuits challenging this decision were filed by various industry groups and interested parties.
As a result of the 2009 withdrawal from location and entry, no new mining claims may be staked on the Withdrawn Lands and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Case law indicates that a miner establishes valid Congressionally provided rights under the Mining Law through certain unilateral acts, and that such acts are presumptively recognized as valid claims in which the holder has valid existing rights unless and until the DOI or U.S. Federal Courts declare otherwise. However, the Bureau of Land Management (the “BLM”) and U.S. Forest Service (“USFS”), each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Canyon Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Canyon Project’s claims constituted valid existing rights. The USFS also concluded that no additional approvals were required on the Canyon Project that would trigger any further NEPA analysis as a major federal action.
The Company believes that all its material projects within the Withdrawn Lands are on valid mining claims that will each withstand a mineral examination. However, market conditions may postpone or prevent the performance of mineral examinations on certain properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one of more of the Company’s mining claims being deemed invalid, which could prevent a project from proceeding.
President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of the County road which the Company relies on for access to its Daneros Project as well as abutted a portion of the property boundary of the White Mesa Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, President Trump issued a Proclamation that amended President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation has been challenged in Federal Court. The closest boundaries of the reduced monument to any of the Company’s operations are respectively approximately 6 miles from the White Mesa Mill and approximately 15 miles from the Daneros Project. It is possible that the Daneros Project and/or the White Mesa Mill could become subject to additional requirements, restrictions and costs if the original designation is upheld in Court.
Employees
As of the date of this Annual Report, the Company and its subsidiaries have approximately 104 full-time employees. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Available Information
Detailed information about us is or will be contained in our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. Prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. All such Forms 10-K and 10-Q filed after January 1, 2016 are available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. In addition, all public filings, including Insider Reports, of the Company can be found on the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) platform, and on the Ontario Securities Commission’s System for Electronic Document Analysis and Retrieval (“SEDAR”) and System of Electronic Disclosure by Insiders (“SEDI”). We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
Energy Fuels Inc.
225 Union Blvd., Suite 600
Lakewood, Colorado, 80228
Tel: 303.974.2140
Fax: 303.974.2141
Toll Free: 1.888.864.2125
E-mail: investorinfo@energyfuels.com
Additionally, our Code of Ethics, Corporate Governance Manual, Articles of Incorporation and Bylaws, Charters of the Audit, Compensation, Governance & Nominating, and Environment, Health & Safety Committees, and certain Company policies are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

ITEM 1A. RISK FACTORS
The following information pertains to the outlook and conditions currently known to Energy Fuels that could have a material impact on the financial condition of Energy Fuels. Other factors may arise in the future that are currently not foreseen by management of Energy Fuels that may present additional risks in the future, including risks which the Company currently feels are immaterial. Current and prospective security holders of Energy Fuels should carefully consider these risk factors.
Our failure to successfully address any of the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our Common Shares may fluctuate widely. We cannot assure you that we will successfully or fully address these risks or other unknown risks that may affect our business.
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

•
other known and unknown risks involved in the conduct of exploration, development, and operation of mines, extraction and recovery facilities, and mills, along with the market for uranium, vanadium and copper.

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
Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market price of uranium, vanadium and copper. Among other factors, these prices also affect the value of our resources, reserves, and inventories, as well as the market price of our Common Shares.
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
Other factors relating to the price of uranium, vanadium and copper include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium and copper by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction or recovery at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium and copper prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.
The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from our properties will be such that any deposits can be operated at a profit.
Our profitability is directly related to the market price of uranium, vanadium and copper recovered. We may from time to time undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium or copper at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Our properties do not contain Mineral Reserves under SEC Industry Guide 7, and many of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.
Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates,” above. At current uranium and vanadium prices, many of our properties, projects, and facilities are not economic for uranium, and for some properties, uranium and/or vanadium, extraction, recovery, or processing. At our Canyon Project, we are currently evaluating the possibility of recovering copper as a by-product along with uranium and the impact of any recovered copper on the economics of that project at current uranium prices. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. Similarly, there can be no assurance that the value of any copper recovered as a by-product at the Canyon Project will be sufficient to advance that project without increases in the price of uranium and/or copper. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period and that the Company will be able to demonstrate a significant copper credit at the Canyon Project, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we may sell, drop, or reclaim depending on current market conditions.
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
At current uranium and vanadium prices, only our permitted conventional La Sal Project is active, serving as the site of the Company’s small-scale test mining campaign targeting vanadium, which is currently expected to be completed in 2019; our other conventional properties are either on standby, in the evaluation and permitting phase, or inactive. As part of a new campaign by the Company, the White Mesa Mill is currently producing vanadium from its existing, tailings pond solutions, which is expected to continue through 2019 and to be completed in 2020. Despite these efforts by the Company to increase and sustain production, no third-party conventional properties are operating to provide mill feed. In times of depressed commodity prices, when conventional mine production is on standby, the Mill has relied primarily on processing alternate feed materials. The Mill continuously seeks to identify and secure additional alternate feed materials and other sources of mill feed, such as materials from the clean-up of abandoned uranium mine sites. However, there can be no assurance that sufficient conventional ores, alternate feed materials, ore-rich tailings pond solutions and/or other sources of mill feed will be available in the future that would allow us to operate the White Mesa Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.
We have entered into term sales contracts in the past for a portion of our recovered uranium, and there can be no guarantee that we will be able to enter into new term sales contracts in the future on suitable terms and conditions.
All the Company’s existing long-term sales contracts for a portion of our recovered uranium expired following the Company’s final April 1, 2018 deliveries. As of the date of this Form 10-K, the Company has not entered into new long-term contracts for the sale of uranium or vanadium, and there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of a sufficient amount of uranium or vanadium at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions, and resulting cash flows and income.
We are subject to global economic risks.
In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008 economic problems in the United States and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the United States, the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. These types of challenges can impact commodity prices, including uranium, vanadium and copper, as well as currencies and global debt and stock markets.
These types of challenges may impact our ability to obtain equity, debt, or other financing on terms commercially reasonable to us, or at all. Additionally, these types of factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these types of challenges occur, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted, and the trading price of our securities could be adversely affected.
The price of our Common Shares is subject to volatility.
Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium, vanadium and copper prices, changes in industry forecasts of uranium, vanadium and copper prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports. Other factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of our securities; the size of our public float and the exclusion from market indices may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. Our exclusion from certain market indices may reduce market liquidity or the price of our securities. If an active market for our securities does not continue, the liquidity of an investor's investment may be limited, and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.
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
Mineral extraction is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy, or enter in to interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for certain environmental losses and other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.
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
The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, some of which can be inaccurate, nonobjective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.
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
The Company has participated in the filing of the Section 232 Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security, which is currently under investigation. The Section 232 Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Section 232 Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Section 232 Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. Although the Company believes the proposed remedies will strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers, there is a potential for negative responses or repercussions to the proposed remedies from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, which could have a negative impact on the Company and its operations. In addition, the costs of pursuing the Section 232 Petition and such remedies could be significant. It should also be noted that there can be no certainty of the outcome of the Section 232 Investigation or the recommendation of the Secretary of Commerce, and therefore the outcome of this process is uncertain.
We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements and may adversely affect our assets, results of operations, and future prospects.
We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. We may also from time to time acquire properties whereby certain payment obligations owed to the seller are paid by us over time, with the seller’s sole remedy for non-payment by us being reacquisition of the property. Events may occur in the future, including events out of our control that would cause us to fail to satisfy our obligations under our existing convertible Debentures and/or other debt or financing instruments. In such circumstances, or if we were to default on our obligations under such debt or financing instruments, the amounts drawn in accordance with the underlying agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.
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
On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of convertible Debentures, with Cdn$20,870,000 currently remaining, which were amended on August 4, 2016 (the “Debentures”). The Debentures will mature on December 31, 2020 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$4.15 per share at any time prior to redemption or maturity. The Debentures may be retired at maturity either through the payment of cash or the issuance of Common Shares based on then prevailing market prices, at the

Company’s option. This will either result in the allocation of cash to the retirement of the Debentures, which could be used for other purposes, or the issuance of Common Shares, which could result in dilution to shareholders.
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
We have experienced negative cash flows from operations and may need additional financing in connection with the implementation of our business and strategic plans from time to time.

The Company has had negative cash flow from operations in prior years, and at low commodity prices a number of our mining properties will be on standby, making it less likely that the Company will be able to generate positive cash flows from operations. If the Company cannot generate positive cash flows from operations, its ability to fund its operations and implement its business plans may depend on its ability to obtain financing through joint ventures, debt financing, equity financing or other means. There can be no assurance that we will be able to achieve and maintain positive cash flow from operations to fund our financing needs. Further, if cash flows from operations are negative, there is no assurance that the Company will be able to raise additional funds, if needed, or that if any such additional funds are raised, that the Company will be able to raise such funds on commercially attractive terms. If we do not achieve positive cash flows or are unable to raise additional funds when needed, we may not be able to continue to fund our operations.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make us less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which we had total annual gross revenues of US$1,000,000,000 or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), such as our Form S-8 Registration Statement filed on March 31, 2014; (c) the date on which we, during the previous 3-year period, issued more than US$1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer.”

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
Vanadium mineral resource estimates for the La Sal Complex are based in part on the Company’s mill production records

For the Company’s La Sal Complex uranium-vanadium property, vanadium assay results are not available for all drill holes such that the vanadium mineral resource estimate is in part based on a ratio of vanadium to uranium supported by actual mill production records from the Company’s White Mesa Mill. There is a risk that the use of a ratio based on mill production records may increase the potential uncertainty in vanadium grades.

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
On December 31, 2014, the EPA issued a proposed rule that would amend 10 CFR §192, “Health and Environmental Protection Standards for Uranium and Thorium Mill Tailings”, to add standards and regulation for ISR facilities such as the Nichols Ranch Project and the Alta Mesa Project. That proposed rule was withdrawn on January 3, 2017 and a new proposed rule was introduced on January 19, 2017. On October 19, 2018, the EPA announced that it had withdrawn this proposed rule.
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
The current Trump administration modified the designation of the Bears Ears National Monument on December 4, 2017 through Presidential Proclamation, which took effect on February 2, 2018. The revised boundaries have been moved well away from the White Mesa Mill property boundary as well as the Daneros Mine permit boundary. This revision of the monument boundaries is currently under legal challenge, but the Company does not expect that action to interfere with its operations or activities.
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
The causes of potential future litigation and legal proceedings cannot be known and may arise from, among other things, business activities, environmental laws, permitting and licensing activities, volatility in stock prices, or alleged failure to comply with disclosure obligations. The results of litigation and proceedings cannot be predicted with certainty and may include injunctions pending the outcome of such litigation and proceedings. Failure to resolve any such disputes favorably may have a material adverse impact on our financial performance, cash flow and results of operations.
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
Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses and our Debentures are measured in Canadian dollars. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, the recent strengthening of the U.S. dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries. Current and future strengthening of the U.S. dollar in relation to the currencies of other countries can have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.
We may not realize the anticipated benefits of previous acquisitions.
We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp.’s U.S. Mining Division in 2012, including the White Mesa Mill, certain of the Arizona Strip Properties, the Henry Mountains Complex, the La Sal Project, and the Daneros Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; and EFR Alta Mesa in 2016, including the Alta Mesa Project, due to integration, operational and uranium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise and, in some cases, we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in integrating the acquired assets into the Company. Our failure to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.
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
Our sales of uranium and vanadium products expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring prepayment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.
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
We are dependent on business partners, government and third-party consents.
We have a number of joint ventures and other business relationships relating to our properties and projects, including key projects, such as the Arkose Mining Venture, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third-party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.
Certain of our directors may be in a position of conflict of interest with respect to the Company due to their relationship with other resource companies.
Some of our directors are also directors of other companies that are similarly engaged in the business of acquiring, exploring and developing natural resource properties. Such associations may give rise to conflicts of interest from time to time. In particular, one of the consequences will be that corporate opportunities presented to a director may be offered to another company or companies with which the director is associated and may not be presented or made available to us. Our directors are required by law to act honestly and in good faith with a view to the best interests of the Company, to disclose any interest which they may have in any project or opportunity of the Company, and to abstain from voting on such matter. Conflicts of interest that arise will be subject to and governed by the procedures prescribed in our Code of Ethics and by the Business Corporations Act (Ontario).
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
Because the probability of an individual prospect ever having reserves as defined by the SEC Industry Guide 7 is not known, our properties may not contain any reserves, and any funds spent on exploration may be lost.
We have no reserves as defined by SEC Industry Guide 7. Because the probability of an individual prospect ever having reserves as defined by SEC Industry Guide 7 is uncertain, our properties may not contain any reserves, and any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by SEC Industry Guide 7. Further, although we are undertaking uranium extraction activities at our Nichols Ranch Project, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially minable reserve. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.
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
Any attempt by U.S. President Donald Trump to withdraw from or materially modify NAFTA and certain other international trade agreements could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

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

The SEC’s adoption of the "Modernization of Property Disclosures for Mining Registrants" creates uncertainty related to the Company’s existing NI 43-101 reserves and resources and may result in increased compliance costs for the Company.
The Modernization of Property Disclosures for Mining Registrants (the “New Rule”) will rescind industry Guide 7 and require the Company to disclose specific information related to its material mining operations including concerning its mineral resources and mineral reserves. While the New Rule has similarities with NI 43-101, the Company may be required to update or revise all existing technical reports which may result in revisions (either upward or downward) to the Company’s reserves and resources. In addition, the New Rule is subject to unknown interpretations, which could require the Company to incur substantial costs associated with compliance. If the Company fails to come into compliance with the New Rule, it could be subject to enforcement actions by the SEC. The Company cannot predict the nature of any future enforcement, interpretation, or application of the New Rule. Any further revisions to, or interpretations of, the New Rule could result in the Company incurring unforeseen costs associated with compliance.
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

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfields; (iii) the Jane Dough Property; and (iv) the Hank Project, which includes the permitted but not constructed Hank Satellite Plant and the Hank Property. See “The Nichols Ranch ISR Project” below. The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold), the West North Butte Property, the North Rolling Pin Property, and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties – Other ISR Projects,” below.

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

The Company’s principal conventional properties include the following:

•	the White Mesa Mill. See “The White Mesa Mill” below;

•	the Canyon Project. See “The Canyon Project” below;

•	the Roca Honda Project. See “The Roca Honda Project” below;

•	the Sheep Mountain Project. See “The Sheep Mountain Project” below;

•	the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex” below;

•	the La Sal Project. See “The La Sal Project” below;

•	the Daneros Project. See “The Daneros Project” below;

•
the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” below; and

•
The Colorado Plateau uranium properties located in the Four Corners region of Colorado and Utah, including the Whirlwind Project and the Sage Plain Project. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” below.

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Uranium and Vanadium Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from January 1, 2014 to December 31, 2018:(1)

Recovery History (1)

Project or Source	2018	2017	2016	2015	2014
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA	18.86%	27.98%	9.21%	16.94%
Recovered Pounds U3O8 (000)	561(3)	1,004(3)	172(3)(4)	229(3)	391(3)
Tailing Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	216	308	77	67	---
Conventional Feed Materials
Tons (000)	---	---	45	---	49
Contained Grade % U3O8	---	---	0.50%	---	0.56%
Recovered Pounds U3O8 (000)	---	---	431	---	552
Nichols Ranch(6)
Recovered Pounds U3O8 (000)	140	259	335	273	200
Alta Mesa
Recovered Pounds (000)	---	---	---	---	3(7)
Total Pounds of U3O8 Recovered (000)	917	1,571	1,015	569	1,146
Total Pounds of V2O5 Recovered (000)	---	---	---	---	---
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
(3)    The 561,000 pounds recovered in 2018 from alternate feed materials include 424,000 pounds recovered for the accounts of third parties.
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
(7)    Figures prior to June 17, 2016 predate the Company's ownership of the Alta Mesa Project and are therefore for the account of the previous owner.

Mineral Extraction

The following table shows the extraction history from 2014 to December 31, 2018 from the mineral properties currently owned by the Company. Much of the material was stockpiled at the White Mesa Mill for a year or more before being processed. Since mineralized material is processed on a continuing basis during a Mill run and remains in-circuit for a considerable time mixed with all other mill feed, it is not possible to tie uranium and vanadium recovery to each project on an annual basis. Therefore, pounds of extracted uranium and vanadium are not included in this table, except for the Nichols Ranch and Alta Mesa Projects where annual extraction can be tracked. The mineral extraction table below is based on estimates of mineralized material grade as material comes out of the mine whereas the recovery table above reflects actual head grades as material is fed to process at the Mill. Therefore, the grades in the two tables differ.

Project(1)	2018	2017	2016	2015	2014
Arizona 1(2)
Tons (000)	---	---	---	---	4
% U3O8	---	---	---	---	0.56%
Pinenut(3)
Tons (000)	---	---	---	30	43
% U3O8	---	---	---	0.54%	0.55%
Nichols Ranch
Pounds (000)	140	259	335	273(4)	200
Alta Mesa
Pounds (000)	---	---	---	---	3(5)
Notes:
(1)    All properties reported in this table were owned by the Company on December 31, 2018 and continue to be owned by the Company. Alta Mesa was acquired by the Company in June 2016 as part of the EFR Alta Mesa acquisition, and Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table. Production for the U.S. Mining Division prior to June 29, 2012 predates the Company's ownership of the U.S. Mining Division and was therefore for the account of the previous owner.
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
(5)    Production prior to June 17, 2016 predates the Company's ownership of the Alta Mesa Project and is therefore for the account of the previous owner.

Summary of Mineral Reserves and Resources

Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), and employed as the Company’s Senior Geologist, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.

The following tables show the Company's estimate of Mineral Reserves and Mineral Resources as of December 31, 2018. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. Energy Fuels reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of, or committed to be sold or otherwise disposed of, during 2018 or 2019 are not included in the table. Except as stated below, the Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peters Geosciences, BRS Inc., SRK Consulting (U.S.) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects” below. The table below also reflects the Company’s adjustments to the resources as of December 31, 2018 at the properties where exploration and well installation drilling and/or extraction were in progress in 2018; notably at the Nichols Ranch Project.

Mineral Reserve Estimates - Uranium(1)(2)(3)(4)(5)(6)

	Proven Mineral Reserves			Probable Mineral Reserves
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Sheep Mountain - Congo Pit	---	---	---	3,955	0.115%	9,117
Sheep Mountain - Underground	---	---	---	3,498	0.132%	9,248
Total Mineral Reserves	---	---	---	7,453	0.123%	18,365
Notes:
(1)    The Mineral Reserve estimate for the Sheep Mountain Project is based on a technical report titled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report,” dated April 13, 2012, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc. in accordance with NI 43-101, which is currently being reviewed and updated. It is expected that the updated Mineral Reserve estimate will be lower than the current estimate. See “Sheep Mountain Project” below.
(2)    The Mineral Reserve estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7.
(3)    Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8) for the Congo Pit and 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(4)    Mineral Reserves are estimated using a long-term uranium price of US$65 per pound U3O8.
(5)    Numbers may not add due to rounding.
(6)    The Mineral Reserves are fully included in the total Mineral Resources shown below.

Mineral Resource Estimates – Uranium(1)(2)(3)(4)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

ISR Properties
Nichols Ranch(5)	307	0.140%	860	2,471	0.111%	5,500	561	0.099%	1,112
Alta Mesa(6)	123	0.151%	371	1,512	0.107%	3,246	6,964	0.120%	16,794
Other Power River Basin Properties(7)	310	0.062%	387	1,198	0.130%	3,115	2,823	0.106%	6,008
ISR Subtotal			1,618			11,861			23,914
Conventional Properties
Canyon	6	0.43%	56	132	0.90%	2,378	18	0.38%	134
Roca Honda(8)	208	0.48%	1,984	1,303	0.48%	12,580	1,198	0.47%	11,206
Sheep Mountain(9)	---	---	---	12,895	0.12%	30,285	---	---	---
Henry Mountains(10)	---	---	---	2,410	0.27%	12,800	1,610	0.25%	8,080
La Sal(11)	1,009	0.18%	3,732	132	0.14%	367	185	0.10%	362
Daneros	---	---	---	20	0.36%	142	7	0.37%	52
Other Properties(12)	240	0.16%	772	201	0.28%	1,122	742	0.35%	5,248
Conventional Subtotal			6,544			59,674			25,082
Total Mineral Resources (eU3O8)			8,162			71,535			48,996
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
(5)    The numbers shown represent Energy Fuels share of the Nichols Ranch Project, which is less than 100% due to a portion that is held by the Akose Mining Venture. The total Nichols Ranch Project Mineral Resources (100%) are shown in the Nichols Ranch section of this report, and include 0.86 million, 6.2 million, and 1.2 million pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively. The Nichols Ranch Project is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest. The Mineral Resources shown in the table differ from those in the 2015 Nichols Ranch Technical Report due to adjustments made by the Company by subtracting recovered material (857,041 pounds) and adding additional resources discovered by drilling during well field installation (162,500 pounds).
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

(9)    The Sheep Mountain Indicated Mineral Resource fully includes the Probable Mineral Reserves calculated in accordance with NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%. Such mineral resources do not constitute reserves under SEC Industry Guide 7.
(10)    The Henry Mountains Complex includes the Tony M, Southwest, Indian Bench and Copper Bench properties.
(11)    The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(12)    This includes all conventional Non-Material properties, including: Wate, EZ Project, Whirlwind, and the retained portion of Sage Plain.

Mineral Resource Estimate – Vanadium(1)(2)(3)(4)(5)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)

La Sal(6)	1,009	0.97%	19,596	132	0.73%	1,930	185	0.51%	1,902
Other Properties(7)	240	1.32%	6,350	201	0.94%	3,797	447	0.74%	6,660
Total Mineral Resources (V2O5)			25,946			5,727			8,562
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
(2)    For the Main and Main-Lower zones of the Canyon Project, a 0.36% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. In all other zones, only uranium was reported and a 0.29% U3O8 cut-off grade was applied. (The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. For details see the Canyon Technical Report).
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

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Nichols
Ranch
Hank
Jane
Dough
Newcastle
SOUTH DAKOTA
WYOMING
25
18
Mills
North Platte River
25
Douglas
18
Casper
Copyright:© 2014 Esri

Unless stated otherwise, the following description of the Nichols Ranch Project is derived from a technical report titled “Nichols Ranch Uranium Project, 43-101 Technical Report, Preliminary Economic Assessment” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Inc. and Paul Goranson, P.E. of the Company, in accordance with NI 43-101 (the “Nichols Ranch Technical Report”). The Nichols Ranch Technical Report includes an updated NI 43-101 mineral resource estimate and the results of a Preliminary Economic Assessment (“PEA”) for the uranium resources identified to date at the Nichols Ranch Project. Each of the authors is a “qualified person” within the meaning of NI 43-101, and Mr. Beahm is “independent” of the Company within the meaning of NI 43-101. Because the independent author of the Nichols Ranch Technical Report assumed overall responsibility for all items of the technical report, the report is therefore an independent technical report under NI 43-101. The Nichols Ranch Technical Report is available on SEDAR at www.sedar.com. The Nichols Ranch Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing uranium recovery activities.

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

Construction of the Nichols Ranch Plant was substantially completed in 2013, and extraction commenced in the second quarter of 2014 after final NRC inspections were completed. The Jane Dough Property described above has two fully licensed and permitted extraction areas. The Company completed construction of an elution and precipitation circuit at the Nichols Ranch Plant in early February 2016. Yellowcake slurry is now transported from the Nichols Ranch Plant to the White Mesa Mill for drying and packaging. However, the

Nichols Ranch Plant is currently licensed to allow for the construction and operation of a drying and packaging circuit should conditions warrant.

The Nichols Ranch Project does not have known reserves under SEC Industry Guide 7 and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2018, a total of approximately 140,000 pounds of U3O8 were recovered from the Nichols Ranch Project and nil pounds of mineralized material were added through drilling.

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

Infrastructure at the site of the Nichols Ranch Project is predominantly related to local oil, gas, and coal bed methane exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Nichols Ranch Project to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Power transmission lines are located on or near parts of the property. We have secured power from the local electrical service provider to accommodate our needs. Water is available from wells developed at planned facility locations, and water for ISR operations comes from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) that is required to support an ISR mining operation is located within reasonable proximity to the Nichols Ranch Project.

Ownership

Our property interests vary widely, and include unpatented mining claims, private and state leasehold interests and surface use rights. Some agreements renew annually, some renew automatically when mineral extraction has commenced, and some are agreements for fixed terms. For the property agreements that expire in 2019, the Company may negotiate new agreements for only those acres that are within permit boundaries or critical project areas. Leases outside of such desired project areas may be allowed to expire, although the Company may seek to negotiate new agreements for those dropped properties in the future should market conditions warrant. We do not expect that the expiry of any property interests in 2019 and beyond, nor the forfeiture of any unpatented mining claims in 2019, will have a material effect on our ability to continue exploration and extraction activities on our properties.

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

Nichols Ranch Wellfield – 100% Energy Fuels
The Nichols Ranch Project, which includes the Nichols Ranch Plant and the Nichols Ranch Wellfield mining permit area, consists of 36 unpatented lode mining claims, two fee surface and mineral leases, and one surface use agreement encompassing approximately 920 acres. The Nichols Ranch Wellfield permit boundary encompasses approximately 1,120 acres. There is a portion of the Nichols Ranch Wellfield that includes private (fee) mineral that is subject to a royalty payable to the fee mineral owners under the fee leases. The royalty is a sliding scale of 6 to 8 percent, depending on the price of uranium. The primary term of the leases would have expired in 2017; however, they are held by production (as defined in the leases). The primary term of the surface use agreement would have expired in 2016, however the term has been held by production.

Hank Property – 100% Energy Fuels
At the Hank Project, for which the Company has received a license to construct and operate a satellite plant to the Nichols Ranch Plant (known as the Hank Satellite Plant), we have 66 unpatented lode mining claims, two fee surface and mineral leases, which are not significant, and one surface use agreement encompassing approximately 1,393 acres. The Hank Project permit boundary encompasses approximately 2,250 acres. The primary term of the leases would have expired in 2016; however, they have been held beyond the primary term by production (as defined in the leases). In 2017, the Company renewed all of these leases through 2026.

Jane Dough Property (Jane Dough/Doughstick – 100% Energy Fuels; North Jane and S. Doughstick – 100% Arkose Mining Venture, held 81% by Energy Fuels)
In 2017, the Company received its license amendment from the NRC, which includes the Jane Dough Property in the Nichols Ranch Project permit area, and combines the Jane Dough/Doughstick, North Jane and S. Doughstick properties consisting of 115 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Our operating interest in the Jane Dough Property includes Energy Fuels’ 100% owned property and 81% from the two properties held by the Arkose Mining Venture. The Jane Dough Property permit amendment encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are five-year paid up leases. The mineral leases have primary terms of ten years and can be held by ongoing uranium extraction (as defined in the leases). Some of the leases expire in 2019. The fee surface is covered by three separate surface use agreements, which include damage payments paid on an annual basis. The mining leases have a variety of royalty payments based on a fixed rate, a two-tier system, or a sliding scale system.

One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have a two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75 per pound, and 8% for a U3O8 price equal to or greater than $75 per pound. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four leases have a sliding scale royalty that runs from a low of 4.0% at a U3O8 price of $40 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four of the leases have a sliding scale royalty that runs from a low of 4.5% at a U3O8 price of $49.99 up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Two of the surface use agreements have a two-tiered royalty based on the sales price of the U3O8 received by Uranerz, and they are 1% for a sales price of less than $50 per pound; and 2% for a sales price of equal to or greater than $50 per pound.

Uranium Severance Tax
We are required to pay a standard uranium industry severance tax of approximately 4% of sales and an ad valorem tax (annual property tax based on assessed values) to the State of Wyoming, in addition to various maintenance, land impact and access fees and other consideration to surface owners.

Permitting and Licensing

Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”). In July 2011, Uranerz received a Source Material License from the NRC for the Nichols Ranch Plant and Nichols Ranch Wellfield, and construction of the Nichols Ranch Plant immediately began. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and uranium ISR facilities, and regulation of the Source Material License was transferred from the NRC to WDED-LQD.

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

The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:

Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC (2011); WDEQ-LQD (2018)	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	SEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained
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

The properties in the Nichols Ranch Project contain alteration-reduction trends hosted in Eocene age channel sands. Alteration-reduction trends in the Pumpkin Buttes Mining District are typically composed of multiple, stacked roll front deposits that often contain associated uranium mineralization. A stacked roll front is a type of uranium occurrence found in thick sandstone where a number of mineralization trends are stacked on top of each other. Uranium mineralization within and adjacent to the Nichols Ranch Project are found in the Eocene Wasatch Formation (“Wasatch”). The Wasatch is a fluvial deposit composed of arkosic sandstones that are typically 25% or more feldspar grains and indicates a source rock where chemical weathering was not extreme, and the sediments have not been transported far. A fluvial deposit is a deposit of uranium mineralization found in sandstones that originated from sediments laid down by streams and rivers. The arkosic sandstone is a type of sandstone that contains a high percentage of feldspar grains. The medium grain size and relatively good sorting of this sediment implies water transportation, probably in a meandering river/stream system. The Wasatch Formation is interlaid with sandstones, claystones, siltstones, carbonaceous shale, and thin coal seams that overlie the Paleocene Fort Union Formation, another fluvial sedimentary unit.

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

Nichols Ranch Remaining Mineral Resources – Uranium(1)(2)(3)(4)(5)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds (000)(6)

Nichols Ranch Measured Resources (M)	Nichols Ranch	307	0.140%	860	860
Nichols Ranch Indicated Resources (I)	Nichols Ranch	428	0.126%	1,079	1,079
	Hank	450	0.095%	855	855
	Jane Dough	1,892	0.112%	4,237	3,567
Nichols Ranch Total (M & I)		3,077	0.115%	7,031	6,361
Nichols Ranch Inferred Resources	Nichols Ranch	---	---	---	---
	Hank	423	0.095	803	803
	Jane Dough	170	0.112	381	309
Nichols Ranch Inferred Total		593	0.100%	1,184	1,112
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Remaining Mineral Resource includes reduction for production of 997,232 pounds from January 1, 2015 through January 1, 2019.
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

Header House #9 was completed and turned on in March of 2017. No drilling or other development activities were performed in 2017 or in 2018.

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

The first five header houses and their respective wellfields in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time we acquired Uranerz in June 2015. Header house #6 was turned on in November 2015. We placed our 7th and 8th header-houses on-line in March and July 2016, respectively, thereby completing development of Production Area #1. In February 2017 we completed construction on our 9th header-house, marking the beginning of development in Production Area #2. Uranium recovery operations from Production Area #2 commenced in March of 2017.

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

The Nichols Ranch Plant is currently engaged in uranium recovery operations and is processing uranium-bearing wellfield solutions from Production Areas #1 and #2 of the Nichols Ranch Wellfield. At the current time, yellowcake production is occurring at the White Mesa Mill, whereby yellowcake slurry is shipped by truck from the Nichols Ranch Project to the Mill where it is dried and packaged in drums as uranium concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third-party facility for elution, drying and packaging, under a toll processing arrangement.

The Nichols Ranch Plant was acquired by the Company on June 18, 2015, through the acquisition of Uranerz. As of December 31, 2018, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $29.21 million.

The Company’s Planned Work

Header House #9 was completed, and uranium extraction began, in March 2017. The addition of this header house brought another 123 extraction and injection wells online. For 2019, the Company plans to continue production activities at the Nichols Ranch Project. Additional wellfield development will continue to be deferred pending uranium market conditions. The Company is evaluating conducting a limited Uranium Readiness program at the Nichols Ranch Project (see “Subsequent Events” above).

As a result of our recent WDEQ license and permit amendment approvals, we are now able to expand extraction operations to the Jane Dough Property before expanding to the Hank Project.

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

The Alta Mesa Project

Unless stated otherwise, the following description of the Alta Mesa Project is derived from a technical report titled, “Alta Mesa Uranium Project, Alta Mesa and Mesteña Grande Mineral Resources and Exploration Target, Technical Report National Instrument 43-101” dated July 19, 2016, prepared by Mr. Douglas Beahm, P.E., P.G. of BRS Inc. in accordance with NI 43-101 (the “Alta Mesa Technical Report”). The author is a “qualified person” within the meaning of NI 43-101, and because the sole author is “independent” of the Company within the meaning of NI 43-101 the report is therefore considered an independent technical report under NI 43-101. The Alta Mesa Technical Report is available on SEDAR at www.sedar.com. The Alta Mesa Project does not have any known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite its history of uranium recovery activities. No current preliminary economic assessment, pre-feasibility study or feasibility study has been completed.

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

The Project is accessible year-round. The site is located approximately 11 miles west of the intersection of US Highway 281 (paved) and Ranch Road 755 (paved), 22 miles south of Falfurrias, Texas. Commercial airlines serve both San Antonio and Corpus Christi. Many of the local communities have small airfields and there are numerous private airfields in the region.

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
CAD FILE: USERV/JONESRANCHURANIUM/REPORT FIGURES 2014/FIG4.1 PROPERTY MAP

The area is regionally classified as a coastal sand plain. Brooks County comprises 942 square miles of brushy mesquite land. The level to undulating soils are poorly drained, dark and loamy or sandy; isolated dunes are found. In the northeast corner of the county the soils are light-colored and loamy at the surface and clayey beneath.

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

The Uranium Solution Mining Lease, originally dated June 1, 2004, covers approximately 4,575 acres out of the “La Mesteñas” Ysidro Garcia Survey, A-218, Brooks County, Texas and “Las Mesteñas Y Gonzalena” Rafael Garcia Salinas Survey, A-480, Brooks County, Texas (description corrected in a later amendment). This original Uranium Solution Mining Lease has been superseded by the Amended and Restated Uranium Solution Mining Lease dated June 16, 2016, as part of the share purchase agreement between the Company and the various former holders of the Alta Mesa Project. The Lease now covers uranium, thorium, vanadium, molybdenum, other fissionable minerals, and associated minerals and materials under 4,597.67 acres. The term of the amended lease is fifteen (15) years commencing on June 16, 2016 or so long as the lessee is continuously engaged in any mining, development, production, processing, treating, restoration or reclamation operations on the leased premises. The amended lease can be extended by the Lessee for an additional 15 years upon payment of a stipulated cash payment. The lease includes provisions for royalty payments on the net proceeds (less allowable deductions) received by the Lessee. The royalty payment is 7.5% of Market Value of Product sold at a uranium price greater than $95.00 per pound, 6.25% of Market Value of Product sold at a uranium price greater than $65.00 and up to and including $95.00 per pound, and 3.125% of the Market Value of Product sold at a uranium price of $65.00 or less per pound.

The Uranium Testing Permit and Lease Option Agreement, originally dated August 1, 2006, covers all of the land containing mineral potential as identified through exploration efforts and covers uranium, thorium, vanadium, molybdenum, and all other fissionable materials, compounds, solutions, mixtures, and source materials, has been superseded by the Amended and Restated Uranium Testing and Lease Option Agreement dated June 16, 2016, as part of the share purchase agreement between the Company and the various holders of the Alta Mesa Project. It now covers some 195,501.03 acres. The term of the amended lease and option agreement is for eight years commencing June 16, 2016. The amended lease and option agreement can be extended by the grantee for an additional seven years. Certain payments by the Grantee to the Grantor are required prior to year three of the initial eight-year lease. The amended Lease Option Agreement provides for designating acreage to be leased for production by making certain payments to the Grantor (cash or stock). If acreage designation occurs within the first three years of the initial eight-year lease, the payments will be deducted from the certain payments required by year three in the lease option agreement. The Grantor then has sixty business days to execute and return the lease.

Amended surface use agreements have been entered in to with all surface owners on the various prospect areas as part of the Membership Interest purchase agreement between the Company and the various former holders of the Alta Mesa Project. These amended agreements, unchanged from those originally entered in to on June 1, 2004, provide, among other things, for stipulated damages to be paid for certain activities related to the exploration and production of Uranium. Specifically, the agreements call for Consumer Price Index adjusted payments for the following disturbances: exploratory test holes, development test holes, monitor wells, new roads, and related surface disturbances. The lease also outlines an annual payment schedule for land taken out of agricultural use around the area of a deep disposal well, land otherwise taken out of agricultural use, and pipelines constructed outside of the production area.

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

History

Alta Mesa was first discovered in the mid-1970s by Chevron Resources as a result of researching oil and gas logs for natural gamma geophysical signatures. Chevron controlled the Alta Mesa portion of the project through June of 1985 when they returned the mineral lease due to Chevron exiting the uranium business. Chevron reportedly drilled a total of 360 holes inclusive of exploration drilling, coring, and well completion during a four-year period from 1981 through 1984. In July of 1988 Total Minerals Incorporated (“Total”) executed a lease agreement for the Alta Mesa portion of the project. Total also engaged Uranium Resources Incorporated (“URI”) to complete a feasibility study for the project. The Total mineral lease was terminated as a result of the French Government requiring Total to sell all their uranium assets to Cogema.

Subsequently, the Project was evaluated by Cogema in 1994 and later by URI. URI held the mineral lease and obtained the Radioactive Material License during the period of 1996 through 1998. EFR Alta Mesa (previously named Mesteña Uranium LLC) was formed in 1999 and continued permitting activities in April of 2000 and completed licensing in 2003. Plant construction at Alta Mesa began in 2004 with initial production in the 4th quarter of 2005. The Project produced approximately 4.6 million pounds of uranium oxide between 2005 and 2013 via ISR mining. The facility was in production from 2005 until primary production ceased in February 2013. The Project operated in a groundwater clean-up mode until February 2015; therefore, any uranium mined since 2013 remains as in-circuit inventory.

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

The structural map of the Gulf Coast area is dominated by an abundance of growth faults that trend with, or are slightly oblique to, stratigraphic strike, which is roughly parallel to the Gulf of Mexico. In addition, local structural features such as salt domes influence the distribution and deposition of uranium mineralization potentially through various mechanisms including effects on ground water flow and the introduction of additional reductant via the migration of H2S gas along the faulting related to the salt dome intrusion. This mechanism is thought to be of importance at Alta Mesa.

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

Present Condition of the Property and Work Completed to Date

The Alta Mesa Project produced approximately 4.6 million pounds of uranium oxide between 2005 and 2013 via In Situ Recovery mining. The facility was in production from 2005 until primary production ceased in February 2013. The Project operated in a groundwater clean-up mode until February 2015; therefore, any uranium mined since 2013 remains as in-circuit inventory. The first wellfield (PAA-1) has undergone restoration, and the groundwater has been released by the State of Texas. In 2018, all of the cased wells associated with PAA-1 were plugged as per permit requirements. All other wellfields are being maintained by a small bleed (less than 100 gpm) for permit compliance. The bleed solutions are disposed of in the deep disposal wells.

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

As of December 31, 2018, the total cost attributable to the Alta Mesa Project on the Company's financial statements was $11.31 million.

The Company’s Planned Work

In 2019, the Company is evaluating conducting a limited drilling program that is limited to 200 drill holes as part of the Company’s Uranium Readiness program (see “Subsequent Events” above). Also, surface decommissioning work will be completed in PAA-1. However, Alta Mesa is capable of ramping up to commercial production levels within a relatively short period of time after a positive production decision by the Company, with only minimal capital requirements.

Mineral Resource Estimates

Mineral resources have been estimated for both the Alta Mesa and Mesteña Grande areas by Douglas Beahm of BRS Inc. in accordance with CIM standards and definitions and are summarized in the respective tables below. Mineral Resources for the Alta Mesa Project are estimated by classifications, meeting CIM standards and definitions as measured, indicated, and inferred mineral resources, at a 0.30 GT cutoff.

There are no Mineral Reserves on the property at this time. Mr. Beahm of BRS Inc. noted that he is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Alta Mesa and Mesteña Grande Resource Summary

Alta Mesa and Mesteña Grande Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Total Measured Resources (M)(5)	123	0.151%	371
Alta Mesa Indicated Resources (I)	1,393	0.106%	2,959
Mesteña Grande Indicated Resources (I)	119	0.120%	287
Total (M & I)	1,635	0.111%	3,617
Alta Mesa Inferred Resources	1,230	0.128%	3,192
Mesteña Grande Inferred Resources	5,733	0.119%	13,601
Total Inferred Resources	6,963	0.121%	16,793
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

In full operation, the Mill employs approximately 150 people. If no Vanadium ores are being processed, the Mill employs approximately 110 people in full operation.

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

Ownership

The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320-acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations.

All operations authorized by the Mill’s License are conducted within the confines of the existing site boundary. The milling facility currently occupies approximately 50 acres and the current tailings disposal cells encompass another 250 acres.

Permitting and Licensing

The White Mesa Mill holds a Radioactive Materials License through the State of Utah (the “Mill License”). Uranium milling in the U.S. is primarily regulated by the Nuclear Regulatory Commission ("NRC") pursuant to the Atomic Energy Act of 1954, as amended. The NRC’s primary function is to ensure the protection of employees, the public and the environment from radioactive materials, and it also regulates most aspects of the uranium recovery process. The NRC regulations pertaining to uranium recovery facilities are codified in Title 10 of the Code of Federal Regulations. These regulations also apply to our ISR facilities in Wyoming and Texas.

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for renewal of the license on February 28, 2007. The renewed license was issued by UDEQ on January 19, 2018 then reissued on February 16, 2018 for a period of ten years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license until such time as the renewed license is issued. The Mill’s license was initially issued in 1980 and was also renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and effects the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The White Mesa Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $20.8 million as of December 31, 2018, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2018, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.

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

The White Mesa Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in

August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014, and continued processing alternate feed materials through December 2015. In 2016, the Company continued processing several alternate feed materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing alternate feed materials as well as the recovery of uranium from pond solutions at the site.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels. Mineral processing at the Mill over the past five years is shown below. Note, only mineral processing since June 30, 2012 has been for the account of Energy Fuels.(1)

Project or Source	2018	2017	2016	2015	2014
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA(2)	18.86%	27.98	9.21	16.94%
Recovered Pounds U3O8 (000)	561(3)(4)	1,004(3)(4)	172(3)(4)	229(3)	391(3)
Tailing Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	216	308	78	67	---
Conventional Feed Materials
Tons (000)	---	---	45	---	49
Contained Grade % U3O8	---	---	0.50%	---	0.56%
Recovered Pounds U3O8 (000)	---	---	431	---	552
Total Pounds of U3O8 Recovered (000)	777	1,312	681	296	943
Total Pounds of V2O5 Recovered (000)
Notes:
(1)    Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)    All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2013 - 2018. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3)    The 723,000 pounds recovered in 2018 include 424,000 pounds recovered for the accounts of third parties. The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; the 172,000 pounds recovered in 2016 includes nil pounds recovered for the accounts of third parties; the 229,000 pounds recovered in 2015 includes 72,000 pounds recovered for the accounts of third parties; the 391,000 pounds recovered in 2014 includes 85,000 pounds recovered for the accounts of third parties; and the 351,000 pounds recovered in 2013 includes nil pounds recovered for the accounts of third parties.
(4)    Material recovered originated from several different sources that were fed to process at various times from 2015 through 2018. Therefore, the recovered amount is independent of the reported feed amount for any given period.
(5)    Pounds contained in tailings solutions containing previously unrecovered uranium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered by processing alternate feed materials at the White Mesa Mill, though tons and grade are not available because it cannot be tied to any specific source.

Present Condition of the Property

Planned Operations and Maintenance

The White Mesa Mill processed conventional material from June to mid-August 2014. The alternate feed circuit was operating throughout 2014 and 2015 and stopped processing materials in July of 2016. The White Mesa Mill processed conventional mineralized material in the second and third quarter of 2016 and processed alternate feed materials during the remainder of the year. In 2017 and 2018, the Mill processed only alternate feed materials and recovered uranium from pond solutions at the site. The Mill operations registered zero lost time accidents in 2017 and 2018. In 2019, the White Mesa Mill expects to focus primarily on the production of vanadium as V2O5 from tailings pond solutions throughout the year.

Environmental Matters

Prior to Energy Fuels’ acquisition of the Mill from Denison, chloroform in the shallow aquifer at the White Mesa Mill site was discovered. The chloroform appears to have resulted from the operation of a temporary laboratory facility that was located at the site prior to and during the construction of the Mill, and from septic drain fields that were used for laboratory and sanitary wastes prior to construction of the Mill’s tailings cells. In April 2003, Denison commenced an interim remedial program of pumping the chloroform affected water from the groundwater to the Mill’s tailings system. This action enabled Energy Fuels to begin cleanup of the affected areas and to take a further step towards resolution of this outstanding issue. Pumping from the wells continued through 2015. On September 14, 2015, the State of Utah approved a long-term Corrective Action Plan (“CAP”) for cleanup of the chloroform, which involves continued pumping of the affected water to the Mill’s tailings system. While the investigations to date indicate that this chloroform appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

Prior to Energy Fuels’ acquisition of the Mill from Denison, elevated concentrations of nitrate and chloride were observed in some of the monitoring wells at the White Mesa Mill site in 2008, a number of which are upgradient of the Mill’s tailings cells. Pursuant to a Stipulated Consent Agreement with UDEQ, Denison retained INTERA, Inc., an independent professional engineering firm, to investigate these elevated concentrations and to prepare a Contamination Investigation Report for submittal to UDEQ. The investigation was completed in 2009, and the Contamination Investigation Report was submitted to UDEQ in January 2010. INTERA concluded in the Report that: (1) the nitrate and chloride are co-extensive and appear to originally come from the same source; and (2) the source is upgradient of the Mill property and is not the result of Mill activities. UDEQ reviewed the Report and concluded that further investigations were required before it could determine the source of the contamination and the responsibility for cleanup. Such investigations were performed in 2010 and 2011 but were considered inconclusive by UDEQ. As a result, after the investigations, it was determined that there are site conditions that make it difficult to ascertain the source(s) of contamination at the site, and that it was not possible at that time to determine the source(s), causes(s), attribution, magnitude(s) of contribution, and proportion(s) of the local nitrate and chloride in groundwater. For those reasons, UDEQ decided that it could not eliminate Mill activities as a potential cause, either in full or in part, of the contamination. The Company and UDEQ have therefore agreed that resources are better spent in developing a CAP, rather than continuing with further investigations as to the source(s) and attribution of the groundwater contamination. Pursuant to a revised Stipulated Consent Agreement, Denison submitted a draft CAP for remediation of the contamination to UDEQ in November 2011. The CAP proposed a program of pumping the nitrate contaminated groundwater to the Mill’s tailings cells, similar to the chloroform remedial program. UDEQ approved the CAP on December 12, 2012. In accordance with the CAP, in 2013 the Company commenced pumping nitrate/chloride contaminated water from four monitoring wells for use in Mill processing or discharge into the Mill’s process or tailings cells. In December 2017 the Mill filed its first CACME, required under the CAP every five years. By letter dated June 22, 2018, DWMRC requested the implementation of Phase III actions specified in the CAP. Phase III actions include modeling, and study of plume dynamics and assessment of future actions if any. The Phase III report was submitted to DWMRC in December 2018 and is currently under review by DWMRC. Although the contamination appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

During 2011, 2012, and 2013, the White Mesa Mill reported consecutive exceedances of groundwater compliance limits (“GWCLs”) under the Mill’s GWDP for several constituents in several wells, and there are decreasing trends in pH in a number of wells across the site that have caused the pH in a number of compliance monitoring wells to have dropped below their GWCLs. These exceedances and pH trends include wells that are up-gradient of the Mill facilities, far down-gradient of the Mill site and at the site itself. These consecutive exceedances of GWCLs have resulted in violations of the GWDP. Source Assessment Reports were submitted in 2012 and 2013 addressing each exceedance and the decreasing trends in pH at the site. UDEQ has accepted the Source Assessment Reports and has concluded that such exceedances and decreasing trends in pH are due to natural background influences at the site. The renewed GWDP, issued on January 19, 2018, has revised GWCLs which are intended to account for these background influences and put those constituents, including pH at the site, back into compliance.

Total Cost of Project

The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2018, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

In 2019, the White Mesa Mill expects to focus primarily on the production of vanadium as V2O5 from tailings pond solutions throughout the year. It will also continue to pursue additional alternate feed material opportunities and other sources of feed for the Mill, which would be stockpiled at the Mill for processing in future years.

The Canyon Project

Material Project
Non-Material Project
Kanab
UTAH
ARIZONA
lorado City
Fredonia
Page
89
389
98
67
160
180
EZ Complex
Arizona 1
Pinenut
Colorado River
Wate
Canyon
N
0 5 10 20
Miles
Copyright:© 2014 Esri

Except as noted, the following technical and scientific description of the Canyon Project is based on a technical report titled “Technical Report on the Canyon Project, Coconino County, Arizona, U.S.A.”, dated October 6, 2017 prepared by Mark B. Mathisen, C.P.G., Valerie Wilson, M.Sc., P.Geo, and Jeffrey L. Woods, QP MMSA, SME of RPA in accordance with NI 43-101 (the “Canyon Technical Report”). Each of the authors of the Canyon Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Canyon Technical Report is available on SEDAR at www.sedar.com. The Canyon Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing development activities.

Property Description and Location

The Canyon Project is a fully constructed and partially developed underground uranium project with a head frame, a hoist, a compressor and a completed shaft. The site is located south of Grand Canyon National Park, in Sections 19 and 20, T29N, R03E, GSRM, Coconino County, Arizona, 153 miles north of Phoenix, 86 miles northwest of Flagstaff and seven miles south of Tusayan, Arizona in the Kaibab National Forest. The Canyon Project was acquired by Energy Fuels in its June 2012 acquisition of Denison’s US Mining Division.

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
Miles
N
Copyright:© 2014 Esri

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Canyon Project site is via State Highway 64 and Federal Highway 180 to within five miles of the mine site, then over unsurfaced public Forest Service roads. The Atchison, Topeka and Santa Fe railway line passes east-west 50 miles south of the site at Williams, and a spur of the railway, which passes 10 miles west of the Canyon Project site, services the Grand Canyon National Park. Airports at Flagstaff, Phoenix, and Tusayan provide air access to the area.

Climate in northern Arizona is semi-arid, with cold winters and hot summers. January temperatures range from approximately 7° F to 57° F and July temperatures range from approximately 52° F to 97° F. Annual precipitation, in the form of rain and occasional snow, is approximately 12 inches. Vegetation on the plateaus is primarily open piñon juniper woodland and shrubs. Mining operations can be conducted on a year-round basis.

The community of Tusayan, seven miles northwest of the Canyon Project, provides much of the housing and other facilities for people who work within Grand Canyon National Park. The seasonal population typically ranges from approximately 500 to 1,000 people. A clinic run by a Phoenix hospital is operated at Grand Canyon Village inside the national park, as well as a K-12 grade school with a capacity of 250 students. Williams, a rural community 44 miles south of the site at Interstate 40, has a population of approximately 2,500 people. Williams relies heavily on tourism to maintain its economy, but many people are also involved in agriculture and forestry. The town offers an elementary, middle and high school, an emergency medical center, shopping and a variety of community services. Although housing is available, a lack of adequate water supplies limits housing construction. Flagstaff, 56 miles southeast of the Canyon Project, is a full-service city with a population of 70,000 and is the regional trade center for northern Arizona.

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

In addition to the mine shaft, existing mine infrastructure includes surface maintenance shops, employee offices and change rooms, a water well, an evaporation pond, explosives magazines, water tank, fuel tank, and rock stockpile pads. Electrical power is available through an existing power line that ends at the site.

Northern Arizona is part of the Colorado Plateau, a region of the western United States characterized by semi-arid, high-altitude, gently sloping plateaus dissected by steep walled canyons, volcanic mountain peaks, and extensive erosional escarpments. The Canyon Project is located on the Coconino Plateau within the Colorado Plateau, at an elevation of approximately 6,500 feet.

Ownership

The Canyon Project is held by Energy Fuels on nine unpatented claims (Canyon 64-66, 74-76, and 84-86) located on land managed by the USFS. A uranium royalty on the Property was retained at one time by the successors to Gulf Oil Company; however, the current status of the royalty is under investigation by Energy Fuels. If valid, the royalty rate is a 3.5% weighted average price tied to the Atomic Energy Commission Circular 5.

Holding costs for the Canyon Project are minimal and consist entirely of annual fees for unpatented mining claims ($155 per claim per year) and county filing fees (approximately $10 per claim per year). Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing the appropriate documents and paying the fees described above. In addition, holders of unpatented mining claims on USFS lands are generally granted surface access rights by the USFS to conduct mineral exploration and mining activities.

Permitting and Licensing

The Canyon Project is located on public lands managed by the USFS and has an approved Plan of Operations with the USFS. In September 2009, the groundwater General Aquifer Protection Permit was obtained for the water storage ponds. This permit was renewed in 2014. An Air Quality Permit was issued by the Arizona Department of Environmental Quality in March 2011, renewed in 2016 and amended in 2017. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Canyon Project in September of 2015.

Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres total. Thus, the overall environmental impact is minimal. Nevertheless, the areas in the general vicinity of the Grand Canyon can be environmentally sensitive in many ways and so the permitting, development, and operation of a uranium extraction facility in this area remains a contentious issue. In 2009, as described below, over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights. Reclamation at the Canyon Project is bonded at its total expected cost.

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

Paleozoic sedimentary rocks of northern Arizona are host to thousands of breccia pipes. These deposits are known to extend from the Mississippian Redwall Limestone to the Triassic Chinle Formation, which makes up approximately 4,000 feet of section. However, because of erosion and other factors, no single deposit has been observed cutting through the entire section. No deposit is known to occur above the Chinle Formation or below the Redwall Limestone.

Breccia pipes within the Arizona Strip are vertical or near vertical, circular to elliptical bodies of broken rock. Broken rock is comprised of slabs and rotated angular blocks and fragments of surrounding and stratigraphically higher formations. Surrounding the blocks and slabs making up the breccia is a matrix of fine material comprised of surrounding and overlying rock from various formations. The matrix has largely been cemented by silicification and calcification for the most part.

Breccia pipes are typically comprised of three interrelated features: a basinal or structurally shallow depression at surface (designated by some as a collapse cone); a breccia pipe that underlies the structural depression; and annular fracture rings, which occur outside of but at the margin of the pipes. Annular fracture rings are commonly, but not always, mineralized. The structural depression may be up to 0.5 miles or more in diameter, whereas the breccia pipe diameters range up to about 600 feet; the normal range is 200 feet to 300 feet.

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

At the Canyon deposit, the surface expression of the pipe is a broad shallow depression in the Permian Kaibab Formation. The pipe is essentially vertical with an average diameter of less than 200 feet, but it is considerably narrower through the Coconino and Hermit horizons (80 feet). The cross-sectional area is probably between 20,000 and 25,000 square feet. The pipe extends for at least 2,300 feet from the Toroweap limestone to the upper Redwall horizons. The ultimate depth of the deposit is unknown.

Mineralization extends over approximately 1,500 vertical feet, with higher-grade mineralization found mainly in the Coconino, Hermit, and Esplanade horizons and at the margins of the pipe in fracture zones. Sulfide zones are found scattered throughout the pipe but are especially concentrated (sulfide cap) near the Toroweap Coconino contact where the cap averages 20 feet thick and consists of pyrite and bravoite, an iron-nickel sulfide. The mineralized assemblage consists of uranium-pyrite-hematite with massive copper sulfide mineralization common in and near the higher-grade zone. The strongest mineralization appears to occur in the lower Hermit-upper Esplanade horizons in an annular fracture zone.

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

After the discovery of the first deposit in the 1950s, an extensive search for other deposits was made by the government and industry, but only a few low-grade prospects were found. Exploration started again in the early 1970s. In the mid-1970s, Western Nuclear Inc. (“Western Nuclear”) acquired the Hack Canyon prospect located approximately 25 miles north of the Grand Canyon and found high grade uranium mineralization offsetting an old shallow copper/uranium site. Soon thereafter, a second deposit was found approximately one mile away. EFN acquired the Hack Canyon property from Western Nuclear in December 1980. Construction promptly commenced, and the Hack Canyon mine was in production by the end of 1981.

The Canyon deposit is located on mining claims that EFN acquired from Gulf Mineral Resources Company (“Gulf”) in 1982. Gulf drilled eight exploration holes at the site from 1978 through May 1982 but found only low-grade uranium in this pipe. Additional drilling completed by EFN in 1983 identified a major deposit. EFN drilled a further 30 holes from May 1983 through April 1985 to delineate the uranium mineralization and to determine placement of the shaft and water supply well. Additional drilling of six holes was completed in 1994, but construction at the site was discontinued as a result of low uranium prices at that time.

EFN identified and investigated more than 4,000 circular features in northern Arizona. Approximately 110 of the most prospective features were explored by deep drilling, and approximately 50% of those were shown to contain some uranium mineralization. Ultimately, nine deposits were deemed worthy of development. Total mine production resulting from the EFN breccia pipes in the years 1980 through 1991 was approximately 19.1million pounds U3O8 at an average grade of just over 0.60% U3O8.

Most of the EFN assets were acquired by Denison (then named International Uranium Corp., or IUC) in 1997, then by the Company in June 2012 upon acquisition of the US Mining Division. Since then, Energy Fuels has maintained ownership of the Canyon Project.

Denison did not carry out any surface exploration on the Canyon Project during its ownership, nor has the Company to-date. However, exploration for breccia pipes in northern Arizona, which has been conducted by the Company at the Canyon Project, typically begins with a search for surface expressions of circular features. The search actually conducted was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency

("VLF"), and time domain electromagnetics. Other techniques tested include geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.

Mineralization

Mineralization extends vertically both inside and outside the pipe over approximately 1,500 vertical feet, but high-grade mineralization has been found mainly in the collapsed portions of the Coconino, Hermit, and Esplanade horizons and at the margins of the pipe in fracture zones. Sulfide zones are found scattered throughout the pipe but are especially concentrated (within a sulfide cap) near the Toroweap-Coconino contact, where the cap averages 20 feet thick and consists of pyrite and bravoite, and iron-nickel sulfide. The mineralization assemblage consists of uranium-pyrite-hematite with massive copper sulfide mineralization common in and near high-grade zones. The strongest mineralization appears to occur in the lower Hermit-upper Esplanade horizons in an annular fracture zone.

The two metals of interest within the Canyon breccia pipe are uranium and copper. Since the rocks making up the breccia within the pipe are all sedimentary rocks, mineralization typically occurs within the matrix material (primarily sand) surrounding the larger clasts.

Uranium mineralization at Canyon is concentrated in six stratigraphic levels or zones (Cap, Upper, Main, Main-Lower, Juniper I, and Juniper II) within a collapse structure ranging from 80 feet to 230 feet wide with a vertical extension from a depth of 650 feet to over 2,100 feet, resulting in approximately 1,450 feet of mineralization. Intercepts range widely up to several tens of feet with grades in excess of 1.0% U3O8.

Consistent with other breccia pipe deposits, uranium at Canyon Project occurs largely as blebs, streaks, small veins, and fine disseminations of uraninite/pitchblende (UO2). Mineralization is mainly confined to matrix material, but may extend into clasts and larger breccia fragments, particularly where these fragments are composed of Coconino sandstone. Uranium mineralization occurs primarily as uraninite and various uranium phase minerals with lesser amounts of brannerite and uranospinite.

Copper mineralization occurs in concentrations within the Main and Main-Lower zones that have a reasonable prospect for eventual economic extraction. It is also present in the Juniper zones, but at much lower concentrations than the Main Zone.

Mineralization can be disseminated throughout the matrix material (commonly replacing calcite cement) with higher-grade mineralization typically occurring as vug fills, blebs, or streaks within the matrix and sometimes zoning the breccia clasts. The highest-grade copper mineralization either completely replaces the matrix cement or replaces the matrix material all together. Copper mineralization occurs primarily as tennantite, chalcocite and bornite with lesser amounts of covellite. Pyrite and sphalerite are also found throughout the pipe. Silver is commonly associated with the copper mineralization in the main zone. Assay values of silver in excess of one ounce per ton are common where copper grades are high. Arsenic is present where tennantite mineralization occurs. Additionally, lower quantities of Zn, Pb, Mo, Co, Ni, and V are present and scattered throughout the pipe.

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

Canyon Project Mineral Resources – Uranium(1)(2)(3)(4)(5)(6)(7)

Classification	Zone	Cut-off Grade % U3O8 Eq	Tons (000)	Grade % U3O8	Pounds U3O8 (000)

Canyon Measured Resources (M)	Main	0.36	6	0.43%	56
Canyon Indicated Resources (I)	Main	0.36	94	0.89%	1,669
	Juniper I	0.29	38	0.94%	709
Total (M & I)			139	0.88%	2,434
Canyon Inferred Resources	Cap	0.29	---	---	---
	Upper	0.29	9	0.43%	78
	Main-Lower	0.36	5	0.20%	20
	Juniper I	0.29	2	0.57%	25
	Juniper II	0.26	1	0.35%	9
Total Inferred Resources			18	0.38%	134
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    For the Main and Main-Lower zones, a 0.36% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. In all other zones, only uranium was reported using a 0.29% U3O8 cut-off grade (the %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. For details see the Canyon Technical Report).
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

Canyon Project Mineral Resources – Copper(1)(2)(3)(4)(5)(6)(7)

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

Present Condition of the Property and Work Completed to Date

At the Canyon Project, all surface facilities are in place. During 2017, an underground drilling program was completed, shaft sinking continued, and a large water tank was installed. The shaft sinking was completed by mid-March 2018. The depth of the shaft is approximately 1,470 feet below ground surface. Shaft stations are developed at depths of 1,000 feet (elevation 5,506 feet above sea level), 1,220 feet (elevation 5,286) and 1,400 feet (elevation 5,106).

During 2018, bench scale and pilot plant scale metallurgical test work was carried out by Hazen Research (“HAZEN”) in Golden, Colorado. The copper is expected to be processed using roasting, followed by acid leach and solvent extraction. Acid leach followed by solvent extraction is the current process used for uranium recovery. Following solvent extraction, a saleable copper product is expected to be produced by electro-winning. To recover copper from the Canyon mineralized material, some modifications to White Mesa Mill process circuits are required. The copper modifications are expected to include using the existing vanadium solvent extraction circuit for copper extraction, the addition of a roaster to improve copper recovery, and the addition of an electro-winning circuit. Bench and pilot scale test work done by HAZEN in 2018 indicates that acid leaching after roasting pre-treatment is expected to result in satisfactory copper and uranium recoveries.

The Canyon Project was acquired by the Company in June 2012 through the acquisition of the US Mining Division from Denison. The cost of the Canyon Project has been fully impaired and, as of December 31, 2018, the total cost attributable to the Canyon Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2019, the Company plans to install additional water management and storage systems at the Canyon Project. The Company plans to continue to carry out engineering, procurement and construction management activities in 2019, including assessing any permitting actions that may be required to recover copper at the White Mesa Mill. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.

The Roca Honda Project

NEW MEXICO
Roca Honda
Crownpoint
Gallup
Grants
371
197
666
509
566
279
40
57
334
605
602
53
N
0
5
10
20
Miles
Copyright:© 2014 Esri

Except as noted concerning land tenure and permitting efforts, the following technical and scientific description of the Roca Honda Project is based on a technical report titled "Technical Report on the Roca Honda Project, McKinley County, State of New Mexico, U.S.A." dated October 27, 2016, prepared by Robert Michaud, P.Eng., Stuart E. Collins, P.E., and Mark B. Mathisen, C.P.G., all of Roscoe Postle Associates (“RPA”) and Harold Roberts, then Executive Vice President of the Company and now a Consultant, in accordance with NI 43-101 (the “Roca Honda Technical Report”). The purpose of the Roca Honda Technical Report was to update the Preliminary Economic Assessment ("PEA") of the Project in light of changes in the Project ownership interest and the acquisition of additional mineral property. Each of the authors of the Roca Honda Technical Report is a “qualified person” and all but one is “independent” of the Company within the meaning of NI 43-101. Harold R. Roberts, P.E., was Executive Vice President, Conventional Operations of the Company at the time he co-authored the PEA; however, the independent authors of the Report have assumed overall responsibility for all items of the technical report, and the Report is therefore an independent technical report under NI 43-101. The Roca Honda Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Roca Honda Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.

The Company acquired a majority of the Roca Honda Project on August 29, 2013 as a result of its acquisition of Strathmore. Certain adjacent properties (the "Adjacent Properties") (which now form part of the Roca Honda Project) were later acquired by the Company from Uranium Resources, Inc. ("URI") in June 2015.

Property Description and Location

The Roca Honda Project is an underground uranium project that is being permitted by the Company’s wholly-owned subsidiary, Strathmore Resources, U.S. Ltd. as operator of Roca Honda Resources, LLC (“RHR”). RHR was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation ("Sumitomo") and transferred the property to RHR. Strathmore purchased Sumitomo's 40% interest in RHR on May 27, 2016. The Roca Honda Project is located approximately three miles northwest of the community of San Mateo, New Mexico near the southern boundary of McKinley County and north of the Cibola County boundary, and approximately 22 miles by road northeast of Grants, New Mexico. The property is located in the east part of the Ambrosia Lake subdistrict of the Grants Mineral Belt in northwest New Mexico and comprises nearly all of Sections 5, 6, 8, 9, 10, and a narrow strip of Section 11, the New Mexico State Lease, consisting of Section 16, and the fee mineral interest in Section 17, all in Township 13 North – Range 8 West (T13N-R8W), New Mexico Principal Meridian. Mineralized material from the Roca Honda Project will be shipped by highway truck to the White Mesa Mill, where it will be processed for the recovery of uranium. The Roca Honda Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

Rocca Honda Claims
(Sections 5 & 6)
6
5
8
9
10
17
16
Existing Shaft
Sec. 16 Shaft
(Proposed)
Roca Honda Project Area
(Sections 9, 10, 16, & 17)
605
N
0
0.4
0.8
1.6
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Roca Honda property is located approximately 17 miles (22 miles by road) northeast of Grants, New Mexico. The southern part of the property, which is on Sections 16 and 17, can be reached by traveling north from Milan, New Mexico on State Highway 605 toward the town of San Mateo to mile marker 18 and then north on a private gravel road. Access rights from Highway 605 onto Section 16 have been subject to temporary agreements with the surface owner, Fernandez Company, the latest of which expired on December 31, 2015. When the Company acquired the mineral rights to Section 17 in the URI transaction, it acquired surface access rights to

Section 17 and Section 16, which the Company believes provides all necessary access. The Company is in discussions with the surface owner to determine whether any further access rights may be required.

The north part of the project can be reached by traveling 23.5 miles from Milan, New Mexico on paved public Highway 605, and then west on US Forest Service roads to the southeast corner of Section 10. There are numerous drill roads that provide access to different portions of Sections 9 and 10, many of which will require maintenance. Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues along the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. There is a concrete lined, 14-foot diameter, 1,478-foot deep shaft, which was sunk by Kerr-McGee on Section 17 (the "Existing Shaft"). The Existing Shaft would need to be completed to a final depth of approximately 1,600 feet for use in future mine activities. No milling operations are expected to occur on the site.

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

The community of Grants, New Mexico, located in Cibola County, is the largest community near the Roca Honda Project. As of the 2010 census, there are 9,182 people residing in Grants, where supplies can be obtained, and personnel experienced in underground mining, construction and mineral processing are available.

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

The Roca Honda property covers an area of 4,440 acres and includes 63 unpatented lode mining claims in Sections 9 and 10, 64 unpatented claims in Sections 5 and 6, 36 unpatented claims in Section 8, one adjoining New Mexico State General Mining Lease in Section 16, and the fee minerals interest in all of Section 17. The mining claims also extend onto a 9.4-acre narrow strip of Section 11. The New Mexico State Lease was acquired by David Miller (the former Strathmore CEO) on November 30, 2004, and subsequently transferred to Strathmore. Strathmore then relinquished the Lease and acquired it again in December 2015 (State Mining Lease No. HG-0133) for a new 15-year term expiring on December 14, 2030. The "Roca Honda" Claims in Sections 5 and 6 were staked by Miller and Associates in September 2004 and assigned to RHR on August 28, 2013. Strathmore acquired the Adjacent Properties, comprised of the "Roca Honda" claims in Section 8 and the fee mineral interest in Section 17 on June 26, 2015 from URI.

The State Mining Lease (No. HG-0133) issued by the New Mexico State Land Office for Section 16 covers an area of 638 acres. The surface of Section 16 is leased to Fernandez as rangeland for grazing. The area covered by the Fernandez lease is also referred to as “Lee Ranch”. The Mining Lease has a primary, secondary, tertiary, and quaternary term, each with rentals to be paid in advance, and will not expire until December 14, 2030. The holding cost for the lease is $10 per acre annually.

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

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the "Adjacent Properties") and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed in 2020 with a Final EIS and Record of Decision (ROD) scheduled to be completed in 2021.

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

The two other major permits that are in the agency review stage are the draft Discharge Permit expected in late 2021, and the Permit to Mine expected in 2021 following approval of the Final EIS by the USFS. Permit approvals from the U.S. Army Corps of Engineers and the EPA are also required for discharge of treated mine water associated with mine activities. Applications for these two permits are also presently undergoing agency review.

As the project has not yet been developed or operated, we are not aware of any environmental liabilities of any significance.

No permitting is required to start milling the Roca Honda Project material at the White Mesa Mill. The White Mesa Mill is fully permitted with the State of Utah and has all the necessary operating licenses for a conventional uranium mill. As additional tailings storage capacity may eventually be required at the Mill over the life of the mine, an Amendment to the White Mesa Mill’s Radioactive Materials License issued by the Utah Division of Waste Management and Radiation Control will be required in due course to construct additional tailing cells, if and when required.

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

The uranium found in the Roca Honda Project area is contained within five sandstone units of the Westwater Canyon Member. Zones of mineralization vary from approximately one foot to 30 feet thick, 100 feet to 600 feet wide, and 200 feet to 3,000 feet in length. Uranium mineralization in the Project area trends west-northwest, consistent with trends of the fluvial sedimentary structures of the Westwater Canyon Member, and the general trend of mineralization across the Ambrosia Lake sub-district.

Core recovery from the 2007 drilling program indicates that uranium occurs in sandstones with large amounts of organic/high carbon material. Non-mineralized host rock is much lighter (light brown to light gray) and has background to slightly elevated radiometric readings.

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

Drilling on the property began in 1966. Kerr-McGee performed a number of rotary drill hole exploration programs from 1966 to 1985. In Section 9, the first drill hole was completed in July 1966. Discovery was made in drill hole number 7 completed on August 2, 1970, which encountered mineralization at a depth of 1,900 feet. From 1966 to 1982, a total of 187 drill holes were completed for a total of 388,374 feet.

In Section 10, the first hole was drilled in October 1967. Discovery was made in drill hole number 6 completed on March 19, 1974, which encountered mineralization at a depth of 2,318 feet. From 1967 to 1985, a total of 175 drill holes were completed for a total of 459,535 feet.

In Section 16, the first drilling was in the 1950s by Rare Metals, which drilled 13 holes, including two that intercepted high-grade uranium mineralization at depths of 1,531 feet and 1,566 feet. No records of the total drilled footage were located. Subsequently, Western Nuclear acquired a mining lease for Section 16 from the State and began drilling in 1968, with the first drill hole completed on August 17, 1968. The second drill hole intercepted high-grade uranium mineralization at a depth of 1,587 feet. From 1968 through September 1970, Western Nuclear drilled 63 holes totaling 121,164 feet, not including six abandoned holes totaling 7,835 feet. Two of the drill holes reported cored intervals, but the cores and analyses were not available. From the late 1960s to the early 1980s, a total of 725 drill holes totaling over 1,425,000 feet were completed on the six Sections (5, 6, 8, 9, 10 and 16) of the Roca Honda property. More than 500 holes totaling over 841,900 feet were also drilled in Section 17 by Kerr-McGee and Western Nuclear. In June 2015, Energy Fuels acquired a 100% interest in the mineral properties controlled by URI (Sections 8 and 17).

RHR drilled four pilot holes on Section 16, of which three were completed as monitor wells totaling 8,050 feet for environmental baseline and monitoring purposes in Section 16 from June through November 2007. One drill hole was located outside of known mineralization, and three holes were located within mineralized areas. The entire thickness of the Westwater Sandstone, except for zones with no recovery, was cored in the pilot holes for these wells. The cores are PQ diameter (3.345 inches) and were taken principally for laboratory testing of hydraulic conductivity, effective porosity, density, and chemical analysis.

In November 2011, a core hole was drilled at the Section 16 shaft location. The hole was drilled to a depth of 2,053 feet. Core was tested for numerous geotechnical properties.

No historic mineral extraction has occurred on the property.

Mineralization

Uranium mineralization consists of unidentifiable organic-uranium oxide complexes. The uranium in the project area is dark gray to black in color and is found between depths of approximately 1,450 feet and 2,600 feet below the surface.

Primary mineralization predates, and is not related to, present structural features. There is a possibility of some redistribution and stack mineralization along faults; however, it appears that most of the Roca Honda Project mineralization is primary.

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

The mineralization is typically confined to sandstones in the Westwater Canyon Member, although there is some overlap into the shales that divide the sandstones and some minor extension (less than 10 feet) into the underlying Recapture Member. The mineralization is contained in the Westwater Canyon Member sandstones across the Project area, but in Sections 9 and 16, the mineralization is typically found in the upper sandstones (A, B1, and B2), as it is in Section 17, also. In Section 10, the A and B1 sandstones pinch out in some areas due to thickening of the overlying Brushy Basin Member. Mineralization is in the middle and western portions of Section 10 and is typically in the lower sandstones (sands C and D).

Sedimentary features may exhibit control on a small scale. At the nearby Johnny M mine, a sandstone scour feature truncates underlying black mineralization, indicating nearly syngenetic deposition of uranium mineralization with the sandstone beds.

Mineral Resource Estimates

RPA prepared an updated PEA in 2016 and an NI 43-101 compliant Mineral Resource estimate for the Roca Honda Project is set out in the Roca Honda Technical Report. Mineral Resources are constrained by wire frames generated around individual mineralized zones within five sand horizons designated as A, B1, B2, C, and D sands.

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

Energy Fuels acquired the mineral rights to the Section 17 property adjacent to its main Roca Honda project in 2015.  An historical estimate for the Section 17 property was completed by URI in 2007. URI estimated that the Section 17 property contained approximately 510,000 tons at a grade of 0.37% U3O8 for 3.8 million pounds of uranium. This historical estimate is based on over 500 surface drill holes and was calculated using the circle tangent method.  A density of 15 cu feet per ton was used.

RPA and the Company do not consider this historical estimate to be current mineral resources or reserves as defined under NI 43-101. While Energy Fuels has reviewed all drill hole data associated with this estimate, a qualified person has not done sufficient work to classify this historical resource as current mineral resources or mineral reserves in accordance with NI 43-101.  This historical estimate was unclassified.  The Company believes this historical estimate is relevant, as the methodology was well documented and utilized industry standard practice.  However, the methodologies used do not reflect current best industry practices.  The Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource.  Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.

Present Condition of the Property and Work Completed to Date

Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues along the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. Three monitor water wells were drilled by RHR in 2007 and are located on Section 16. Other items installed by RHR include a permanent electrical weather station and a high-volume TSP and PM10 air samplers. Three, dry man-made impoundments are also located on Section 16. More than 400 historic drill exploration holes were completed on the property from the late 1960s to the early 1980s. Except for the existing shaft on Section 17, there are no mine workings, existing tailings ponds, waste deposits or other improvements or facilities at the site.

No additional exploration work has been conducted on the Roca Honda Project since November 2011, when a core drill hole was completed at the proposed shaft location in Section 16 for geotechnical studies.

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2018, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $22.8 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2019. Approximately $0.8 million is budgeted for permitting efforts in 2019, which include integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties.

The Sheep Mountain Project

Unless indicated otherwise, the Sheep Mountain Project technical information included in this Report on Form 10-K is based on a technical report entitled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report”, dated April 13, 2012, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc. in accordance with NI 43-101 (the “Sheep Mountain Technical Report”). Douglas L. Beahm is a "qualified person" and is "independent" of the Company within the meaning of NI 43-101. The Mineral Resource and Mineral Reserve estimates set out in the Sheep Mountain Technical Report are currently being updated to reflect current guidance for prospects for eventual economic extraction. The updated Mineral Resource and Mineral Reserve estimates will be summarized in an updated technical report which will be filed on SEDAR and available at www.sedar.com. Such report is expected to be completed and filed on or around April 12, 2019. The technical report is being updated to account for permitting changes to the Project that were made after 2012, and to update the Mineral Resource estimate based on current guidance for prospects for eventual economic extraction.

Project Description and Location

The Sheep Mountain Project is an underground and open pit uranium project. The Sheep Mountain Project was acquired on February 29, 2012, as a result of the Company’s acquisition of Titan Uranium Inc. ("Titan"). The Sheep Mountain Project is located eight miles south of Jeffrey City, Wyoming within the Wyoming Basin physiographic province at the northern edge of the Great Divide Basin in central Wyoming. The Project is located throughout portions of Sections 8, 9, 15, 16, 17, 20, 21, 22, 27, 28, 29, 30, 31, 32, and 33, Township 28 North, Range 92 West.

The Sheep Mountain Project includes the Congo Pit, comprised of the Congo, North Gap, and South Congo areas, a proposed open pit uranium extraction facility, and the reopening of the existing underground facility (the "Sheep Underground"), which includes the Sheep I and Sheep II underground areas, as well as the Sun-Mc. area, which contains resources but is not currently in the mine plan. Although alternatives were considered in the past, the current recommended recovery method is the processing of extracted materials via an on-site heap leach facility. Material from the underground and open pit operations are expected to be commingled at the stockpile site located near the underground portal and in close proximity to the pit. At the stockpile, the mineralized material will be sized if needed, blended, and then conveyed via a covered overland conveyor system to the heap leach pad where it will be stacked on a double lined pad for leaching. The primary lixiviant will be sulfuric acid. Concentrated leach solution will be collected by gravity in a double lined collection pond and then transferred to the mineral processing facility for extraction and drying. The final product produced will be uranium concentrate (U3O8, also known as “yellowcake”). Energy Fuels owns the White Mesa Mill and the Nichols Ranch Plant, which creates the option to transport loaded resin to either of those facilities for stripping, and to the White Mesa Mill for drying, and packaging of yellowcake.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Sheep Mountain Project is located at approximate Latitude 42°24’ North and Longitude 107° 49’ West within the Wyoming Basin physiographic province in the Great Divide Basin at the northern edge of the Great Divide Basin. The project is approximately eight miles south of Jeffrey City, Wyoming. The nearest commercial airport is located in Riverton, Wyoming approximately 56 miles from Jeffrey City on a paved two-lane state highway. The project is accessible via 2-wheel drive on existing county and two-track roads.

The Sheep Mountain Project falls within the inter-mountain semi-desert weather province, with average maximum temperatures ranging from 31.1 °F (January and December) to 84.9 °F (July), average minimum temperatures ranging from 9.1 °F (January) to 49.2 °F (July), and average total monthly precipitation ranging from 0.36 inches (January) to 2.04 inches (May). The topography consists of rounded hills with moderate to steep slopes. Elevations range from 6,600 feet to 8,000 feet above sea level. The ground is sparsely vegetated with sage and grasses and occasional small to medium sized pine trees at higher elevations. Year-round operations are contemplated for the Sheep Mountain Project.

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

We believe that sufficient surface rights are in place for the contemplated operations, including tailings storage areas, waste disposal, and heap leach pads.

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 192 unpatented mining claims (subsequent to the date of the Sheep Mountain Technical Report, the Company added 13 claims to the 179 reported in the Sheep Mountain Technical Report) on land administered by the BLM; approximately 640 acres of State of Wyoming leases; and approximately 630 acres of private leases on fee lands. In February 2012, Energy Fuels purchased 320 acres of private surface overlaying some of the federal minerals covered by 18 of the claims. The purchased parcel includes the SW¼ SW¼ Section 28 and SE¼, E½ SW¼, and NW¼ SW¼ Section 29, T28N, R92W. A final payment of $5,000 was made in January 2016 for the purchased parcel. The combination of land holdings (including the 13 new claims) comprises approximately 4,675 acres and gives Energy Fuels mineral rights to resources as defined in the Congo Pit and the Sheep Underground areas. After the 2012 Technical Report, the Company increased the Sheep Mountain property size by

26 unpatented mining claims (approximately 520 acres) through the acquisition of Strathmore. These contiguous claims form a larger buffer, with potential for additional uranium resources, along the west side of the Project.

To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; private leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $155 per claim. Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. ML 0-15536 will expire on 1/1/2024. Annual Payments to maintain ML 0-15536 are $2,560 per year. The original private lease dated November 20, 2975 between McIntosh Cattle Company and Western Nuclear Inc. (the “Private Lease”) expired 11/20/2015. Properties covered by the Private Lease include: Township 28 North, Range 92 West, 6th PM; Section 20: S½SW¼; Section 29: NW¼, SW¼SW¼; Section 30: SE¼NE¼, E½SE¼; Section 31: E½NE¼; Section 32: E½NE¼; Section 33: S½NW¼. Since the date of the Sheep Mountain Technical Report, the Company no longer holds the Private Lease, however a Surface Owner’s Agreement (originally dated January 27, 1970, as amended on April 14, 1981 and ratified by assignees on April 16, 2007) covering the same parcels and a few select claims in the Sun-Mc area is still in effect. It carries a 2% mine value royalty for any material extracted from the subject lands, but no other payment obligations.

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

Submission of the PO to the BLM was made in June 2011. The PO was accepted as complete by the BLM, and an EIS was initiated in August 2011. Energy Fuels revised the PO in July 2012, consistent with the modified plan presented in the Sheep Mountain Technical Report. In July 2013, the PO was again revised to reflect a new waste rock disposal layout for the open pit mine and an improved and more economical heap leach and processing facility. The revised PO also included the option of transporting mineralized material off-site for processing. The Final EIS was completed in August of 2016. On January 6, 2017, the BLM issued its Record of Decision ("RoD") and approved the PO.

In October 2011, Titan submitted a draft revision to its existing Mine Permit 381C to WDEQ. WDEQ then provided Titan with review comments as part of its “courtesy review.” The proposed permit amendment was revised and resubmitted in January 2014. In July 2015, the revision was approved by WDEQ. The revision includes expansion of surface and underground mining operations and an updated reclamation plan consistent with current reclamation practices.

Development of an application to the NRC for a license to construct and operate the uranium recovery facility has been taken to an advanced stage of preparation. This license would allow Energy Fuels to process the mineralized material into yellowcake at the Sheep Mountain Project site. The draft application to NRC for a Source Material License was reviewed in detail by the NRC in October 2011. The NRC audit report identified areas where additional information should be provided. The review and approval process for this license by the NRC is anticipated to take approximately four years from the date submitted to the NRC. Submittal of the license application to the NRC is on hold pending the Company’s evaluation of off-site processing options for this project, and whether or not to proceed with an on-site uranium recovery facility, pending improvements in uranium market conditions.

The heap leach facility has been permitted through the State of Wyoming and BLM, yet still requires NRC licensing. The permitted capacity is 4 million tons of mineralized material which is 53% of the NI 43-101 Mineral Reserves declared. An expansion to the heap leach facility (including permitting) will be required in the future to process the remaining 47% of the 43-101 Mineral Reserves. Mining could commence at this time under the existing RoD and Mine Permit, but the mined ore would need to be processed at a licensed off-site processing facility under a toll-milling or other arrangement.

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

Mineralization occurs throughout the lower A Member of the Battle Spring Formation and is locally up to 1,500 feet thick. The upper B Member is present only in portions of the project and may be up to 500 feet thick. Although arkosic sandstone is the preferred host, uranium has been extracted from all lithologies. Grade and thickness are extremely variable depending on whether the samples are taken from the nose or the tails of a roll front. Typically, the deposits range from 50 feet to 200 feet along a strike, five feet to eight feet in height, and 20 feet to 100 feet in width. Deposits in the Sheep Mountain Project area occur in stacked horizons from 7,127 feet in elevation down to 6,050 feet in elevation.

History

The Sheep Mountain Project was acquired by Energy Fuels on February 29, 2012, as a result of the Company’s acquisition of Titan, which is now a wholly owned subsidiary of Energy Fuels. Titan acquired the Sheep Mountain Project in two transactions in 2009. A 50% working interest was acquired when Titan completed a business combination with Uranium Power Corp. (“UPC”) on July 31, 2009. UPC is now a wholly-owned subsidiary of Energy Fuels. At that time, UPC and UPC’s U.S. subsidiary UPC Uranium (USA) Inc. (now known as Energy Fuels Wyoming Inc.) became wholly-owned subsidiaries of Titan. The remaining 50% of the Sheep Mountain Project was owned by Uranium One Inc. (“U1”) which was UPC’s joint venture partner for the project. On October 1, 2009, Titan acquired U1’s 50% interest, giving Titan a 100% interest in the Sheep Mountain Project. On February 29, 2012, Energy Fuels acquired Titan and its subsidiaries, at which point the Sheep Mountain Project became 100% owned by the Company.

The Sheep Mountain Project was operated as an underground and open pit mine at various times in the 1970s and 1980s. 5,063,813 tons of mineralized material were mined and milled, yielding 17,385,116 pounds of uranium at an average grade of 0.17% U3O8. Mining was suspended in 1988 and the project has been on care and maintenance since that time.

Uranium was first discovered in the Crooks Gap District, which includes the Sheep Mountain Project, in 1953. While the original discoveries were aided by aerial and ground radiometric surveys, exploration activities were primarily related to drilling and exploratory trenching. Three companies dominated the district by the mid-1950s: Western Nuclear Inc. (“Western Nuclear”), Phelps Dodge Corporation (“Phelps Dodge”), and Continental Uranium Corporation (“Continental”). Western Nuclear built the Split Rock mill at Jeffrey City in 1957 and initiated production from the Paydirt pit in 1961, Golden Goose 1 in 1966, and Golden Goose 2 in 1970. Phelps Dodge was the principal shareholder and operator of the Green Mountain Uranium Corporation’s Ravine Mine, which began production in 1956. Continental developed the Seismic Pit in 1956, the Seismic Mine in 1957, the Reserve Mine in 1961, and the Congo Decline in 1968. In 1967, Continental acquired the Phelps Dodge properties and in 1972, Western Nuclear acquired all of Continental’s Crooks Gap holdings. During the mid-1970’s Phelps Dodge acquired an interest in Western Nuclear, which began work on the Sheep Mountain I in 1974, the McIntosh Pit in 1975, and Sheep Mountain II in 1976. Western Nuclear ceased production from the area in 1982. Western Nuclear production from the Sheep Mountain I is reported to have been 312,701 tons at 0.107% U3O8. Subsequent to the closure of the Sheep Mountain I by Western Nuclear, during April to September 1987, Pathfinder Mines Corporation (“Pathfinder”) mined a reported 12,959 tons, containing 39,898 pounds of uranium at an average grade of 0.154% U3O8 from Sheep Mountain I. U.S. Energy-Crested Corp. (“USECC”) acquired the properties from Western Nuclear in 1988, and during May to October 1988, USECC mined 23,000 tons from Sheep Mountain I, recovering 100,000 pounds of uranium for a mill head grade of 0.216% U3O8. The material was processed at Pathfinder’s Shirley Basin mill, 130 miles east of the Project. The Sheep Mountain I mine was allowed to flood in April 2007. UPC (then known as Bell Coast Capital) acquired a 50% interest in the property from USECC in late 2007. USECC later sold all of its uranium assets to U1. Titan acquired UPC’s 50% interest in the property when it acquired UPC by a plan of arrangement in July 2009. Titan acquired U1’s interest in the Sheep Mountain Project in September 2009.

During the National Uranium Resource Evaluation (“NURE”) program conducted by the DOE in the late 1970s and early 1980s, the project area and vicinity were evaluated. This evaluation included aerial gamma, magnetic, and gravimetric surveys, soil and surface water geochemical surveys and sampling, and geologic studies and classification of environments favorable for uranium mineralization.

Approximately 4,000 holes were drilled in the project area prior to 1988, most of which were open-hole rotary drilling, reliant upon down-hole geophysical logging to determine equivalent uranium grade % eU3O8.

However, some core drilling for chemical analysis was also completed. The drill maps show hole locations at the surface and downhole drift, the thickness and radiometric grade of uranium measured in weight percent U3O8, elevation to the bottom of the mineralized intercept, collar elevation, and elevation of the bottom of the hole.

In 2006, UPC completed a drilling program consisting of 19 holes totaling 12,072 feet. Two of the 19 holes were located in Section 28 for the purpose of confirming the mineralization within the Sheep Underground mine area. The remaining 17 holes were completed in the planned Congo Pit to test both shallow mineralization and to explore a deeper mineralized horizon. Such 2006 drilling efforts confirmed the presence of mineralization in the shallow horizons of the Congo Pit area, leading to the identification and extension of roll front mineralization in the 58 sand along strike.

Following the acquisition of UPC by Titan, five holes were drilled in the Congo Pit area in 2009 for a total of 1,700 feet. In situ mineral grades for 2009 drilling were determined by geophysical logging including both conventional gamma logging and state of the art Uranium Spectrum Analysis Tool. In 2010, Titan also drilled 62 exploratory drill holes and 5 monitor wells in the Congo Pit area, followed by an additional 73 exploratory drill holes and 5 monitor wells in 2011. There were a total of 140 exploration holes drilled between 2009 and 2011 totaling approximately 44,000 feet.

No relevant exploration work, other than this drilling, has been conducted on the property in recent years. The project is located within a brownfield site, which has experienced past mine production and extensive exploration and development drilling. The initial discovery was based on aerial and ground radiometric surveys in the 1950s, but since that time exploratory work on the site has been primarily drilling.
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

Mineral Resource and Mineral Reserve Estimates

Mineral Resources

The Mineral Resource estimates for the Sheep Mountain Project as set out in the Sheep Mountain Technical Report are summarized in the following table. The Mineral Resource estimates presented herein have been completed in accordance with CIM Standards and NI 43-101. Based on the drill density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, a review of historic mining with respect to current resource projections, and verification drilling, the Mineral Resource estimate herein meets CIM criteria as an Indicated Mineral Resource. These Indicated Mineral Resources are not Reserves within the meaning of SEC Industry Guide 7. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above. Below is a summary of the total Indicated Mineral Resources(1) estimated for the Sheep Mountain Project as of March 20, 2012. This Mineral Resource estimate is currently being updated and revised to reflect a somewhat lower assumed long-term uranium price per pound U3O8. This updated estimate will be summarized in an updated version of the technical report, which will be filed on SEDAR. It is expected that the updated Mineral Resource estimate will be lower than the estimate set out below.

Sheep Mountain Mineral Resources – Uranium(1)(2)(3)(4)

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
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8 for the Congo Pit and 0.30 G.T. (6 ft. of 0.05% eU3O8) for the Sheep Underground.
(3)    Numbers may not add due to rounding.
(4)    Mineral Resources are estimated using a long-term uranium price of US$65 per pound U3O8.

This estimate includes deletion of the portions of the mineral resource model which falls within the historic limits in the Congo Pit estimated to have removed some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine. From review of the Sheep I and II as-built mine plans, it was apparent that little or no mineralized material was mined at the historic Sheep II and that only development work was completed. Historic underground mining in the Sun Mc area is estimated to have removed some 10% of the total resource. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8, which equates to a 0.10 GT cutoff. The cutoff of 0.10 GT used for estimating the Mineral Resources for the open pit areas is the same cutoff value as that used for estimating the Mineral Reserves at a $65/lb. uranium price. The cutoff of 0.30 GT used for estimating the Mineral Resources for Sheep Underground is lower than the 0.45 GT cutoff used for estimating the Mineral Reserves at a $65/lb. uranium price. Some of the Mineral Resources fall outside of the mine plan, whereas all of the Mineral Reserves fall within the mine plan. Those portions of the mineral resource outside the current mine plans which do not demonstrate reasonable prospects for eventual economic extraction have been removed from the mineral resource estimate in compliance with current 43-101 regulations and CIM guidance.

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

Present Condition of the Property and Work Completed to Date

The Sheep Mountain Project includes the Congo Pit, a proposed open pit uranium extraction facility, and the planned reopening of the existing Sheep Underground mining facility. Mineral Extraction at the Sheep Underground mining facility was suspended in 1988 and the project has been on care and maintenance since that time.

The Sheep Mountain Project does not currently have a processing facility. Transportation of mineralized materials to the White Mesa Mill is not economic at current or foreseeable uranium price levels. As a result, it will be necessary to permit and construct a heap leach processing facility at the site or make arrangements to process Sheep Mountain mineralized materials at a third-party processing facility.

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

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2018, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.

The Company’s Planned Work

The Company will continue to evaluate its options for processing Sheep Mountain mineralized material, including continuing to pursue permitting for a heap leach facility at the site, or determining whether arrangements can be made to process Sheep Mountain mineralized materials at a third-party processing facility. Submittal of the license application to the NRC for a heap leach processing facility at the site is on hold pending the Company’s evaluation of off-site processing options for this project. The project is currently on standby, pending completion of the evaluation of the processing options for the Project and improvement in market conditions.

The Henry Mountains Complex

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
Blanding
White Mesa Mill
Halls Crossing
UTAH
COLORADO
N
0 10 20 40 Miles

Except as noted below concerning the land and permitting efforts, the following technical and scientific description of the Henry Mountains Complex is based on the technical report dated June 27, 2012 titled “Technical Report on the Henry Mountains Complex Uranium Property, Utah, U.S.A.”, prepared by William E. Roscoe, Ph.D., P.Eng., Douglas H. Underhill, Ph.D., C.P.G. and Thomas C. Pool, P.E. of Roscoe Postle Associates Inc. (“RPA”) in accordance with NI 43-101 (the “Henry Mountains Technical Report”). Each of the authors of the Henry Mountains Technical Report is “independent” of Energy Fuels and a “qualified person” for purposes of NI 43-101. The report contains mineral resource estimates for the Indian Bench, Copper Bench, Southwest and Tony M deposits. The Henry Mountains Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Henry Mountains Complex does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring at the Tony M deposits as recently as 2008.

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
1
2
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Road access to the Henry Mountains Complex is by paved Highway 276, running between Hanksville and Bullfrog Basin Marina, Utah. An unimproved gravel road maintained by Garfield County extends west from Highway 276, passes by the portal of the Tony M Property, and extends northerly across the property, the northern end of which is crossed by another county road. The property is located in a relatively remote area of Utah, and the infrastructure is limited. The town site of Ticaboo, Utah is located approximately five miles south of the property. Ticaboo has been used to provide housing and municipal services for Tony M Property staff. The next closest community is Hanksville, Utah, a small town of a few hundred people located approximately 40 miles north of the property. During operation of the Tony M Property, electricity was generated locally. Materials and supplies are transported to the site by truck - a drive of approximately 275 miles from Salt Lake City or190 miles from Grand Junction, Colorado. The distance to the White Mesa Mill from the Tony M Property is approximately117 miles.

The climate is distinctly arid with an average annual precipitation of approximately eight inches, in addition to approximately12 inches of snow. The vegetation consists primarily of small plants including some of the major varieties of blackbrush, sagebrush, and rabbit brush. A few small junipers are also present. Relief over the combined Henry Mountains Complex is approximately 2,250 feet (the technical report erroneously reported 800 feet). The elevation on the property ranges from 4,550 feet above sea level at the portal of the Tony M Property, which is near the southern end of the property, to 6,800 feet above sea level at the northern end of the property. The terrain is typical canyon lands topography, with some areas deeply dissected by gullies and headwalls of canyons and the rest consisting of gently undulating gravel benches covering the northern part of the project area. The terrain in several parts of the property is particularly rugged and inaccessible and is the primary reason for the irregular pattern of surface drill holes in parts of the property.

Ownership

The Henry Mountains Complex is 100% owned by Energy Fuels and was acquired from Denison Mines Corp. and its affiliates in June 2012. The project consists of one Utah State Mineral Lease for Section 16, Township 35 South, Range 11 East (T35S R11E), Salt Lake Meridian (SLM), and 202 unpatented federal lode mining claims. The latter consist of 137 B.F., 19 Bull, 19 Star, two Frog claims (comprising the Bullfrog Property), and 17 TIC and eight Ticaboo claims, including fractions (comprising the Tony M property). The claims and state lease comprise one contiguous property located in T34S, R11E and T35S, R11E, SLM. The Utah State Section 16 includes 638.54 acres, and the 202 unpatented lode mining claims consist of about 3,667.18 acres (not specified in the technical report), for a total land holding of 4,305.72 acres. The surface rights are owned by the federal government, administered by the BLM, with the exception of the State lease, which has associated state surface rights.

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

Bullfrog Property:

Although the Company is currently planning to complete environmental baseline studies and to prepare mine plans for permitting purposes at the Bullfrog Property, the submittal of permit applications has been deferred pending more favorable market conditions.

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

The Morrison Formation is a complex fluvial deposit of Late Jurassic age. In outcrop, the Salt Wash is exposed as one or more massive, ledge-forming sandstones, generally interbedded with laterally persistent siltstones or mudstones. The lower Salt Wash is approximately 150 feet thick in the Project area, thinning and becoming less sandy northward from the project area. Sandstones comprise 80% of the sequence, with siltstones and mudstones making up the remainder. Significant uranium mineralization occurs only in this lower unit.

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

Exxon commenced drilling on the Bullfrog Property in 1977. Before it sold the property to Atlas in July 1982, Exxon had drilled 1,782 holes. From July 1982 to July 1983, Atlas completed 112 drill holes delineating the Southwest and Copper Bench deposits on approximately 100-foot centers. After July 1983, Atlas completed an additional 49 core hole drilling program throughout the Bullfrog Property, as well as a 133 rotary drill hole program to delineate the Indian Bench deposit on approximately 200-foot centers. In total, 2,232 drill holes were completed on the Bullfrog Property.

The Southwest and Copper Bench deposits are delineated by drilling on approximately 125-foot centers. The Indian Bench deposit is delineated by drilling on approximately 200-foot centers. In some areas, the rugged terrain made access difficult, resulting in an irregular drill pattern. Records indicate that 81 core holes were drilled in the Southwest, Copper Bench, and Indian Bench deposits, while 25 core holes were drilled in the vicinity of the Tony M deposit. The core holes provided samples of the mineralized zone for chemical and amenability testing.

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

Mineralization

Uranium mineralization in the Henry Mountains Complex is hosted by favorable sandstone horizons containing detrital organic debris. Mineralization primarily consists of coffinite, with minor uraninite, which usually occurs in close association with vanadium mineralization. Mineralization occurs as intergranular disseminations, as well as coatings and/or cement on and between sand grains and organic debris. Vanadium occurs as montroseite (hydrous vanadium oxide) and vanadium chlorite in primary mineralized zones located below the water table (i.e., the northernmost portion of the Tony M deposit). Historic production records from the AEC for the South Henry Mountains district suggest that the vanadium content of the district is relatively low. Based on the review of the available analyses, RPA is of the opinion that the V2O5:U3O8 ratio ranges from about 1.3:1 to about 2.0:1 in the Henry Mountains Complex deposits.

The Henry Mountains Complex vanadium-uranium deposits consist of two extensive elongate, tabular zones containing a large concentration of mineralization. The Tony M–Southwest deposit extends for a distance of approximately 2.5 miles along a north-south trend and has a maximum width of approximately 3,000 feet. The larger Copper Bench-Indian Bench deposit extends approximately 3.5 miles along a northwesterly trend to the northeast of the Tony M–Southwest deposit.

Mineral Resource Estimates

Denison estimated the Mineral Resources of the Tony M-Southwest deposit in 2009 using the GT contour method, and EFN estimated the Mineral Resources of the Copper Bench-Indian Bench deposit in 1993 by EFN using the polygonal block method. These Mineral Resources are not Reserves within the meaning of SEC Industry Guide 7.

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

The Tony M Property was developed from 1977 to 1983 with a double entry system including two parallel declines spaced 50 feet apart. The declines measure 9 feet by 12 feet in cross- section, have crosscuts on 50-foot centers, have a minus 3% grade, serve as the primary fresh air intake, and are 10,200 feet in length. By January 31, 1983, over 18 miles of underground workings had been developed at the Tony M Property. The underground workings were allowed to flood after mining activities were suspended in 1984. The southern one-half of the underground workings remained dry, as they are located above the static water table.

The underground workings were planned as a random room and pillar approach with pillar extraction by a retreat system. Mining equipment consisted of slushers and rubber-tired, five- to ten-ton capacity load-haul-dump units. Exhaust ventilation was provided by five bored ventilation shafts, six feet in diameter, each with a 75-HP exhaust fan mounted at the shaft collar.

By early 2007, work on reactivating the Tony M Property was carried out by Denison, and surface and underground rehabilitation and repairs were conducted. Surface facilities to support mining activities were constructed, including administration and maintenance facilities, site power and communications, and an evaporation pond for evaporation of water from the underground workings. Worker housing was established in the town of Ticaboo, Utah. As rehabilitation work advanced, ventilation was re-established. The water level in the underground workings rose to historic pre-mining activity levels, and upon reaching the flooded workings, dewatering activities were also initiated. During the rehabilitation work, limited amounts of “cleanup mineralized material” were removed. As areas of the underground workings were made ready for mining activities, extraction of mineralized materials increased steadily. Dewatering continued at an average rate of 125 gallons per minute during these activities. Denison placed the Tony M Property on temporary closure status at the end of November 2008, and dewatering activities ceased. The project is being maintained in a state ready to resume operations as market conditions warrant. All Company housing and property in Ticaboo have been sold by Energy Fuels.

There is no existing infrastructure on the Bullfrog Property.

The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2018, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company is conducting care and maintenance activities on the Tony M Property in order to maintain it on standby, pending improvements in uranium prices.

The La Sal Project
Unless stated otherwise concerning land tenure and permitting efforts, the following technical and scientific description of the La Sal Project is derived from a technical report titled "Technical Report on La Sal District Project (Including the Pandora, Beaver, and Energy Queen Projects), San Juan County, Utah, U.S.A.", dated March 25, 2014, prepared by Douglas C. Peters, CPG, of Peters Geosciences, in accordance with NI 43-101 (the “La Sal Technical Report”). The La Sal Technical Report includes an updated NI 43-101 compliant Mineral Resource estimate. The author of the La Sal Technical Report is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. A copy of the La Sal Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The La Sal Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring as recently as 2012.

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

Commercial operations at the La Sal Project are currently on standby; however, a small-scale test-mining program, which began in October 2018, is currently ongoing. The mining of resources at the La Sal Project has been proven over the last 40 years, with the same methods being used regionally over the last 70. The shallower resources are accessed via the La Sal and Pandora declines, while the deeper resources are accessed via the Beaver and Energy Queen Shafts. Once accessed, underground conventional mining methods are used. In this region, the resource is mined utilizing split-shooting and random room and pillar mining. Split-shooting is used because the Salt Wash deposits are typically thinner than the underground height needed for personnel and equipment access. The split-shooting method allows for mineralized material and waste material to be mined separately.

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

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the Utah Division of Oil, Gas and Mining (“UDOGM”). If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the State of Utah Division of Water Quality ("DWQ"). Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“DAQ”). Water well permits, water rights, and stream alteration permits are also issued through the DWQ. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EAs and Findings of No Significant Impact (“FONSIs”) under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. A mine and reclamation plan amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day (“tpd”) of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the DWQ in 2009 and renewed most recently in 2018. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. As market conditions may warrant, the Company intends to perform engineering studies to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance.

Existing mining operations at the Pandora, Beaver, La Sal and Snowball Properties are fully permitted with the State of Utah, the BLM, and the USFS. In order to allow expansion of the existing mines, Energy Fuels has obtained regulatory approvals for expansion of the Pandora, Beaver, and La Sal operations through the UDOGM, the BLM, and the USFS. In late 2014, an EA, draft Decision Notice and FONSI were issued for public comment. In March 2015, in response to an objection filed by an environmental interest group, the USFS ruled that additional analysis was required before a modified Plan of Operations and EA could be approved for the proposed expansion. An expanded EA was finalized by the USFS and BLM in September 2017 and forwarded to Washington DC offices of the BLM for approval. On February 23, 2018, the BLM and USFS issued the EA, Decision Record (BLM)/Decision Notice (USFS), and FONSI approving the expansion, conditional upon the Company incorporating certain specific requirements into the Plan of Operations amendment and having the required reclamation bond in place. On September 26, 2018, the USFS approved the Plan of Operations amendment and surety bond. The Company is in the process of completing the Large Mine permit expansion through the UDOGM and expects the expansion to be approved in early 2019. All other regulatory approvals needed for project expansion, including an air emissions permit, are in place.

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

The significant uranium deposits in the La Sal Project occur in the late Jurassic Morrison Formation. The Morrison comprises two members in the La Sal area. The lower member, the Salt Wash, is the main uranium host. The upper part of the Morrison is the Brushy Basin Member; it is from 350 to 450 feet thick. The Salt Wash, approximately 300 feet thick, consists of about equal amounts of fluvial sandstones and mudstones deposited by meandering river systems flowing generally toward the east. The Brushy Basin was deposited mostly on a large mud flat, probably with many lakes and streams. Much of the material deposited to form the Brushy Basin originated from volcanic activity to the west. The majority of the recovered uranium has come from the upper sandstones of the Salt Wash Member known as the Top Rim (historically referred to as the “ore-bearing sandstone,” or “OBSS”), which ranges from about 60 feet to 100 feet thick.

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

In 2018, the La Sal Decline was rehabilitated. Also, to evaluate new technology to manage vanadium grade control for future commercial mining operations at La Sal, a test-mining program was initiated to obtain a bulk sample of approximately 5,000 tons of ore using hand-held x-ray fluorescence (“XRF”) assays for grade control. The XRF results were compared to chemical assays for a correlation. The program also included the rehabilitation of significant portions of the La Sal mine to access areas included in the test-mining program. The program will also include a surface and underground drilling program that is expected to be completed by the end of the second quarter 2019.

The Company owns the data on over 4,500 surface and underground drill holes within the boundary of the property held as the La Sal Project.

Mineralization

The uranium- and vanadium-bearing minerals occur as fine-grained coatings on the detrital grains. They fill pore spaces between the sand grains, and they replace some carbonaceous material and detrital quartz and feldspar grains. The primary uranium mineral is uraninite (pitchblende) (“UO2”) with minor amounts of coffinite (“USiO4OH”). Montroseite (“VOOH”) is the primary vanadium mineral, along with vanadium clays and hydromica. Traces of metallic sulfides occur. In outcrops and shallow oxidized areas of older mines in the surrounding areas, the minerals now exposed are the calcium and potassium uranyl vanadates, tyuyamunite, and carnotite.

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

The surface infrastructure at the Beaver shaft location consists of the hoist house, hoist, and head frame. The shaft is 690 feet deep to the underground haulage level at the loading pockets top grizzlies, and 750 feet total depth. There are three pockets, two of 70-ton capacity and one of 90-ton capacity. This arrangement allows for separation of mineralized material and waste. The skips dump into a bin from which the mineralized material is trucked a short distance to a stockpile and subsequently loaded into the trucks for haulage to the White Mesa Mill. The shaft conveyance system is certified for man trips, although the routine access for personnel is through the La Sal decline. Another building houses the compressors, which supply compressed air for the underground workings in the Beaver Project. Power lines and substations are in place. The Beaver Property is dry underground; therefore, no water treatment facilities exist.

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

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2018, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the La Sal Project during 2019, as described under the heading "Permitting," above. The Company is also continuing its test mining program through at least the first quarter of 2019. The test mining program includes the work described in “History” above. This also includes conducting care and maintenance activities on the facilities at the various properties within the La Sal Project in order to maintain them, pending improvements in uranium prices. Energy Fuels has evaluated numerous targets for additional surface drilling at the La Sal Project. Thirty new surface holes and approximately 10,000 ft. of underground longholes are planned to be drilled during the first and second quarters of 2019.The Company also plans to rehabilitate the Pandora Mine access decline, which has deteriorated over the last 5 years.

The Daneros Project

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

Unless otherwise stated concerning land tenure and permitting efforts, the following scientific and technical description of the Daneros Project is derived from a technical report titled “Updated Report on The Daneros Mine Project, San Juan County, Utah, U.S.A.,” dated March 2, 2018, prepared by Douglas C. Peters, Certified Professional Geologist, of Peters Geosciences, Golden, Colorado in accordance with NI 43-101 (the “Daneros Mine Technical Report”). The author of the Daneros Mine Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Daneros Mine Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Daneros Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction occurring as recently as 2012.

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
The previous owner of the Daneros Project, Utah Energy Corporation (“UEC”) gathered the necessary environmental data and obtained the approvals to open an underground uranium project in May 2009. UEC commenced active mining activities, including constructing a decline into the main Daneros deposit. The first loads of mineralized material from the Daneros Project were delivered to the White Mesa Mill in December 2009, and a toll milling campaign was conducted in the second half of 2010. The Daneros Project was acquired by the Company in June 2012 along with all of Denison’s U.S. Mining Division. Prior to being placed on standby in October 2012, mineralized material from the Daneros Project was delivered to the White Mesa Mill and processed for Energy Fuels’ account.

The extraction of all resources in the Daneros Project is by conventional underground methods. These methods have been used successfully in the region for over 70 years. The nature of the Shinarump uranium deposits requires a random room and pillar mining configuration. The deposits have irregular shapes and occur within several close-spaced, flat or slight-dipping horizons. Uranium mineralization often rolls between horizons. The use of rubber-tired equipment allows the workers to follow the mineralized material easily in the slight dips and to ramp up or down to the other horizons. The deposit is accessed from the surface through a 450-foot decline at a gradient of -15%. The Shinarump deposits are usually thinner than the underground height needed for personnel and equipment access. Therefore, the mineralized material is extracted by a split-shooting method. The project also employs an underground long-hole exploration drilling program, reaching out as much as 400 feet ahead of and adjacent to the workings, as guided by the project geologist.

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
The semi-arid climate of the White Canyon area is characterized by large daily and yearly temperature ranges and total annual precipitation of approximately 10 to 16 inches, mostly as sporadic, intense summer thunderstorms typical of the Colorado Plateau region. Winter snowfall is moderate and rarely stays on the ground very long. Weather conditions pose no impediment to year-round work on the project.
Apart from previous mining activities, the only commercial land use purposes are cattle grazing and tourism activities, such as hiking and mountain biking. Due to a shortage of water and thin soils, much of the White Canyon area is unsuitable for agriculture.

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
Permitting
The primary permits required for mining activities at the Daneros Project include a mine permit issued by UDOGM and a Plan of Operations ("PO") approved by the BLM under the NEPA review process. UEC submitted a PO for the Daneros Mine in 2008 that proposed a seven-year life of mine with production of up to 100,000 tons of mineralized material within a 4.5-acre disturbed area footprint. In 2012, the BLM issued an EA based on the 2008 PO that was subject to public review and comment. Following approval of the PO, an appeal was filed by Uranium Watch and associated environmental interest groups. The appeal was denied by the Utah BLM State office, then appealed to the Department of Interior Board of Land Appeals ("IBLA") and denied by IBLA in September of 2012.
In early 2013, an amended PO and a Large Mine NOI were submitted to the BLM and UDOGM, respectively. The modified PO would allow production of up to 500,000 tons of mineralized material over a 20-year period and an expansion of the disturbed area footprint to 46 acres. An EA was issued for public comment in July 2016 and finalized by the BLM in late 2016. With the designation of the Bears Ears National Monument ("BENM") in December 2016, the BLM essentially suspended review while they considered if expanded mining operations, now adjacent to the monument, might adversely affect the monument. In September 2017, an updated EA that determined there would be no new impacts to the monument was forwarded to BLM Washington for approval. Since then, the BENM boundaries were modified by Presidential Executive Order, and the Daneros mine would be at least 15 miles from the nearest boundary. The EA, FONSI and PO amendment were issued by BLM on February 23, 2018. Following approval of the modified PO, an appeal was filed by the Grand Canyon Trust and Southern Utah Wilderness Alliance. The appeal is currently being considered by the IBLA.
Daneros was initially permitted by the UDOGM under a Small Mine Permit approved in 2009. The Notice of Intent ("NOI") for a Large Mining permit was submitted to UDOGM in early 2013. In 2015 UDOGM concluded its technical and administrative reviews of the application. Approval of the NOI has been pending BLM approval of the EA and Decision Notice, which were issued on February 23, 2018, subject to certain specified requirements. As a result of the BLM’s approval in 2018, pending a favorable outcome on the ongoing appeal through the IBLA, the Company expects UDOGM approval of the modified PO and Large Mine permit later in 2019 or early in 2020.

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
Uranium deposits consist of closely-spaced, lenticular mineralized pods which are generally concordant with bedding in paleochannel sediments. Single mineralized pods range from a few feet to a few hundred feet in length and from less than one to more than 10 feet in thickness. Deposits range in size from a few tons to more than 600,000 tons. The Shinarump deposits generally have low vanadium content and are therefore not processed for vanadium recovery.
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
UP&L never started mining activities in the White Canyon district, due to the collapse of the uranium price by 1982. By 1987, the last mines in the White Canyon district closed due to declining economics, socio-political factors and competition from lower cost producers. Following 1987, the properties were idle, and little or no exploration activity took place in the White Canyon district.
In 1993 UP&L dropped its mining claims in the White Canyon District. In October 1993, Eugene and Merwin Shumway staked the Daneros claims that covered the deposits UP&L had discovered. Eugene and Merwin Shumway quitclaimed their claims to Wilene and Mike Shumway, Terry Leach, and James Lammert in March 1994. No exploration or development took place between 1994 and 2005. From 2005 to 2007, these individuals began acquiring properties with known historic mineral deposits in the White Canyon district.
In 2007, Utah Commodities Pty, Ltd. who later changed its name to White Canyon Uranium Limited (“WCUL”), which operated in the United States through its wholly owned subsidiary, UEC, acquired a 100% interest in the Daneros claims from those individuals.

In December 2008, WCUL purchased 33 additional claims, known as the Lark-Royal Project, an extension of the Daneros Project, from Uranium One.
WCUL began drilling programs in Bullseye Canyon during 2007. The first program drilled 8 holes within the five Daneros claims. A second program in 2008 drilled 16 diamond drill holes and one rotary drill hole. Finally, a third program, also in 2008, drilled 11 diamond drill holes and 9 rotary drill holes. The success of this drilling provided the basis for mineral resource estimates relied upon by WCUL to commence mining activities at the Daneros Project.
The Daneros Project was constructed and uranium bearing material was extracted by WCUL through its subsidiary UEC. WCUL gathered the necessary environmental data and submitted applications for approvals to open an underground facility at Daneros. A PO was submitted to the BLM and was approved in May 2009, following which UEC commenced active construction at the project, including driving a decline into the main deposit at Daneros. The first loads of mineralized material from the Daneros Project were delivered to the White Mesa Mill in December 2009, which was then operated by Denison Mines. In January 2010, Denison entered into a toll milling agreement with UEC, which was then a wholly-owned subsidiary of WCUL.
In 2011, Denison acquired all of the issued and outstanding shares of WCUL, including all of the shares of UEC. In June 2012, Energy Fuels acquired all of the issued and outstanding shares of WCUL as part of its acquisition of the U.S. Mining Division from Denison, which included the Daneros Project and all of the shares of UEC (now known as EFR White Canyon Corp.). Denison, and then the Company, kept the project in operation until placing it on standby in October 2012 after the Daneros Project Technical Report was written. Between 2009 and 2013, 121,000 tons of mineralized material were mined at the Daneros Mine and processed at the White Mesa Mill. This material had an average grade of 0.26% U3O8 and contained 629,000 pounds of uranium.
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
Additional Historical Resources
The Daneros property contains three historical mines, which produced in the early days of mining in the White Canyon District. These mines are the Lark/Bullseye, the Royal and the Spook. An historical resource estimate for the Lark mine was completed by UP&L in 1974. UP&L estimated that the Lark mine contained approximately 45,000 tons at a grade of 0.30% U3O8 for 265,000 pounds of uranium. This historical resource estimate is based on both surface and underground long-hole drilling. Areas of influence are defined by connecting surface holes that are less than 100 feet apart and to the mineralized extent of a long hole.

Peters Geosciences and the Company do not consider this historical resource estimate to be current mineral resources or reserves as defined under NI 43-101. Energy Fuels has only reviewed a limited amount of data in connection with this historical estimate. Readers should be cautioned that a qualified person has not done sufficient work to classify this historical estimate as a current estimate of mineral resources or mineral reserves in accordance with NI 43-101.  This historical resource estimate was classified as "Indicated Resources." However, this category was applied without using applicable mining standards and economics and should not be considered reserves by industry definition.  The Company believes this historical estimate is relevant and reliable, as the methodology was well documented and utilized industry standard practice.  However, the methodologies used do not reflect current best industry practices.  The Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource.  Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.
Present Condition of Property and Work Completed to Date

The Daneros Project is fully permitted and constructed. The facilities consist of a modular trailer for the project office, two reinforced portals for access to and from the underground workings, a generator building, and an equipment storage and maintenance building. The deposit is accessed from the surface through a 450-foot long decline at a gradient of -15%. Two ventilation shafts daylight on the topographic bench above the underground workings.

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2018, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

We are maintaining the project on care and maintenance. Permit defenses are ongoing as described above. Energy Fuels has reviewed the remaining resources and has evaluated prospective areas for future exploration drilling. There are no plans to perform any drilling in 2019.

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

We hold the following non-material mineral properties:

Other ISR Projects

The Company's Properties located in the Powder River Basin, Wyoming, are as follows:

N
0 10 20 40
Miles
Nichols Ranch
Arkose
Sheep Mountain
25
26
20
Riverton
North Platte River
789
Casper
18
Lander
220
26
287
Rawlins
30
80
25
80
789
85
Rock Springs
Laramie
Cheyenne
287
WYOMING
COLORADO
Copyright:© 2014 Esri

Our properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 12,480 acres owned 100% by the Company through its wholly owned subsidiary, Uranerz. These properties include: the North Rolling Pin Property, the West North Butte Property, and the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, and Niles Ranch properties. The Company, through Uranerz, also holds an 81% interest in the Arkose Joint Venture, which holds 42,952 acres in the Powder River Basin. In May 2018, the Company sold its interest in the Reno Creek property. See Item 1, above.

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

The North Rolling Pin property is discussed in the “Technical Report West North Butte Satellite Properties Campbell County, Wyoming, U.S.A.”, dated December 9, 2008 and available on SEDAR at www.sedar.com. The West North Butte satellite properties include West North Butte, East North Butte, and Willow Creek, and are described in the Technical Report titled “Technical Report North Rolling Pin Property Campbell County, Wyoming, U.S.A.” dated June 4, 2010 and available on SEDAR at www.sedar.com.

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

Arkose Joint Venture, Powder River Basin, Wyoming:

The Company, through its wholly owned subsidiary Uranerz, holds an undivided 81% interest in the Arkose Joint Venture, which holds an additional 46,748 acres in the Powder River Basin. Uranerz completed the acquisition of its interest in the Arkose Joint Venture mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement previously announced on September 19, 2007 between Uranerz, NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”).

In connection with the acquisition of its interest in the Arkose Joint Venture, Uranerz entered into a venture agreement dated January 15, 2008 (the “Venture Agreement”) with United Nuclear, LLC (“United Nuclear”), a limited liability company wholly owned by the NAMMCO Sellers and their designee under the purchase and sale agreement. Under the Venture Agreement, United Nuclear retained its nineteen percent (19%) working interest in the Arkose Joint Venture, and Uranerz assumed operations and management responsibilities of the Venture. Uranerz and United Nuclear agreed to contribute funds to programs and budgets approved under the Arkose Mining Venture in accordance with their respective interests in the Venture.

The Arkose Mining Venture includes the following property units on which Uranerz has conducted exploration:

•	North Jane*

•	South Doughstick

•	Cedar Canyon

•	East Buck

•	South Collins Draw

•	Sand Rock

•	Little Butte

•	Beecher Draw

•	Monument

•	Stage

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

In September of 2016 the Arkose Joint Venture elected to forfeit 190 unpatented lode mining claims covering 3,925 acres from its Kermit property and 144 claims covering 2,975 acres from its Lone Bull property, which constitute all of the Arkose claims in those projects. In addition, four mineral leases comprising 592 acres in the East Buck project were allowed to expire in 2016 without attempting to negotiate extensions to those leases. In 2017, mineral leases in the Monument, Cedar Canyon, Sand Rock, East Buck and House Creek projects were allowed to expire; however, the expiry of those property interests did not materially affect the Company's ability to continue exploration and extraction activities on its properties.

The Arkose Joint Venture properties are comprised of unpatented lode mining claims, state leases and fee (private) mineral leases, summarized as follows as of December 31, 2018:

Property Composition	Ownership Interest(1)	Number of Claims/Leases	Acreage (Approximate)
Unpatented Lode Mining Claims	81%	1,709	28,599
State Leases	81%	1	518
Fee (private) Mineral Leases	81%	7	6,256
TOTAL		1,717	35,373
Notes:
(1)    Subject to royalties.

Arkose JV-owned Powder River Basin ISR Mineral Resources (1), (2), (3), (4)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds eU3O8 (000)(5)

Arkose JV Measured Resources (M)	---	---	---	---	---
Arkose JV Indicated Resources (I)	---	---	---	---	---
Total (M & I)		---	---	---	---
Arkose JV Inferred Resources	East Buck	656	0.110%	1.436	1,163
	Little Butte	1,021	0.090%	1.752	1,419
	Sand Rock	184	0.100%	381	309
	South Doughstick	197	0.130%	497	402
Total Inferred Resources		2,058	0.099%	4,066	3,293
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
(5)    “Energy Fuels Pounds” represent the 81% Company share of the Arkose Mining Venture properties.

Other Conventional Projects
Arizona Strip

Material Project
Non-Material Project
Kanab
89
UTAH
ARIZONA
Fredonia
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
Colorado River
89
160
Wate
N
0
5
10
20
Miles
Canyon
180
Copyright:© 2014 Esri

The Pinenut Project is currently in reclamation. Mineral extraction at our Arizona 1 Project commenced in December 2009 and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the evaluation stage. Permitting at the Wate Project and the EZ Project is currently on hold. A description of the Wate Project can be found in the NI 43-101 report titled “NI 43-101 Technical Report on Resources Wate Uranium Breccia Pipe-Northern Arizona, USA” dated March 10, 2015, prepared by Allan Moran and Frank A. Daviess of SRK Consulting (U.S.) Inc. and available on www.sedar.com and on EDGAR at www.sec.gov. The EZ Project is described in the technical report titled “Technical Report on the EZ1 and EZ2 Breccia Pipes, Arizona Strip District, U.S.A.” dated June 27, 2012, prepared by David A. Ross and Christopher Moreton of Roscoe Postle Associates and available on www.sedar.com and on EDGAR at www.sec.gov.

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

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. It is maintained so that it can be restarted with relatively little effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned for 2019.

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah,” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, and available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008 and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2019.

The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990s. Calliham ceased production due to low uranium prices. It consists of two fee mineral leases covering about 960 acres (Calliham and Crain) and a Utah State lease of 640 acres. A third fee mineral lease (Skidmore) has been terminated since the preparation of the Technical Report "Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A." dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences. No exploration is planned for 2019.

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

Exploration Properties

Department of Energy (DOE) Lease Tracts

We currently hold eight DOE uranium leases in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completes a full EIS on its Uranium Leasing Program. The Final EIS was made available and the Record of Decision was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the law suit. However, the DOE has not yet petitioned the Court to remove the stay on the leases; therefore, we have no plans for any additional exploration work in 2019. Prior to the 2011 stay, we conducted drilling on CM-24 and G-26.

ITEM 3. LEGAL PROCEEDINGS
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In January 2013, the Ute Mountain Ute tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued, the White Mesa Mill’s license for another ten years and Groundwater Discharge Permit for another five years. In March of 2018, the Grant Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (the “Petitioners”) filed Petitions for Review challenging UDEQ’s renewal of the license and permit. Petitioners subsequently filed with UDEQ Requests for Appointment of an Administrative Law Judge (“ALJ”), which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company has met with representatives from all parties in order to determine whether pending administrative proceedings can be settled. Discussions are ongoing. The Company does not consider these challenges to have any merit. If such challenges are heard by the agency and are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs then petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel denied the petition for rehearing en banc but withdrew its prior opinion and filed a new opinion affirming three of the claims and remanding the fourth claim back to the District Court to hear on the merits. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to cease mining or mining-related projects at the Canyon Project until the USFS was found to have fully complied with all applicable laws. At this time, the scope and costs of ceasing work on the Canyon Project have not yet been determined and could significantly impact our future operations.
On December 26, 2018, the Havasupai Tribe filed an Application for an Extension of Time to File a Petition for a Writ of Certiorari with the Supreme Court of the United States. This Application is currently being evaluated. The Company does not consider this action to have any merit.
Daneros Mine
On February 23, 2018, the BLM issued the EA, Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Appellants”)

filed a Notice of Appeal to the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.

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

	Energy Fuels NYSE American			Energy Fuels TSX
	(US Dollars)			(Canadian Dollars)
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared
2018
First Quarter	$1.94	$1.51	$—	$2.42	$1.91	$—
Second Quarter	$2.34	$1.73	$—	$3.09	$2.22	$—
Third Quarter	$3.51	$2.27	$—	$4.53	$2.96	$—
Fourth Quarter	$4.09	$2.58	$—	$5.35	$3.50	$—
2017
First Quarter	$2.66	$1.73	$—	$3.47	$2.32	$—
Second Quarter	$2.25	$1.48	$—	$3.00	$1.98	$—
Third Quarter	$1.85	$1.58	$—	$2.33	$1.99	$—
Fourth Quarter	$2.03	$1.30	$—	$2.64	$1.66	$—
2016
First Quarter	$2.96	$1.96	$—	$4.04	$2.83	$—
Second Quarter	$2.70	$2.10	$—	$3.46	$2.73	$—
Third Quarter	$2.56	$1.51	$—	$3.28	$2.01	$—
Fourth Quarter	$2.37	$1.30	$—	$2.40	$1.76	$—
As of March 8, 2019, the closing bid quotation for our Common Shares was $2.82 per share as quoted by the NYSE American. As of March 8, 2019, Energy Fuels had 91,505,255 Common Shares issued and outstanding, held by approximately 50,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.
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
Recent Sales of Unregistered Securities
None.

Use of Proceeds
None.
Repurchase of Securities
During 2018, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018, concerning stock options and restricted stock units (“RSUs”) outstanding pursuant to our 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (USD)	Number of Common Shares remaining available for future issuance
Energy Fuels Omnibus Equity Incentive Compensation Plan (1)(2)	2,649,438	$3.54	6,495,069
Uranerz Replacement Options	663,503	$5.87	Nil
Total (1)(2)	3,312,941	$5.80	6,495,069
Notes:
(1) Includes 1,069,251 stock options and 1,580,187 restricted stock units. Each restricted stock unit vests as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each restricted stock unit entitles the holder to receive one common share without any additional payment.
(2) 1,580,187 restricted stock units have been excluded from the weighted average exercise price because there is no exercise price.
Energy Fuels Equity Incentive Plan
The Equity Incentive Plan was approved by the board of directors on January 28, 2015 and by shareholders on June 18, 2015 and May 30, 2018. The Equity Incentive Plan supersedes and replaces the Energy Fuels Stock Option Plan, which was the Company’s prior equity incentive program. All stock options previously granted pursuant to the Energy Fuels Stock Option Plan which remain outstanding are incorporated into the Equity Incentive Plan. Employees, directors, and consultants of the Company and its affiliates are eligible to participate in the Equity Incentive Plan. The Board of Directors, or a Committee authorized by the Board of Directors (the “Committee”), administers the Equity Incentive Plan. The Committee may grant awards for non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred share units, restricted stock units, performance shares, performance units, and stock-based awards to eligible participants. The ability to grant a broad range of equity incentive awards is consistent with the practices of similar public companies. Pursuant to the rules of the TSX, the Equity Incentive Plan must be renewed by approval of Energy Fuels shareholders every three years.
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

Stock Performance Graph
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels common shares beginning on December 31, 2013, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Peninsula Energy Ltd., Gold Resource Corp., Endeavor Silver Corp., Uranium Energy Corp., Ur-Energy Inc., Polymet Mining Corp., UEX Corp., Denison Mines Corp., Alexco Resource Corp. and Copper Mountain Mining Corp. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2013 in Energy Fuels common shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2013 - December 31, 2018)
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
2013
2014
2015
2016
2017
2018
Energy Fuels Inc.
NYSE Composite Index
Russell 2000 Index
NASDAQ Composite - Total Returns
NYSE MKT Natural Resources Index
Peer Group

Exchange Controls
There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of Energy Fuels, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada” below.
Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada
The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the "Tax Act") to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada (a "Non-Resident Holder"). Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such Non-Resident Holders should seek advice from their own tax advisors.

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

	At December 31
	2018	2017	2016	2015	2014
Total assets ($000s)	$196,766	$185,338	$196,457	$192,280	$128,589
Total long-term obligations ($000s)	$43,059	$48,175	$46,487	$38,937	$21,348

	For the year ended December 31
	2018	2017	2016	2015	2014
Sales ($000s)	31,721	$31,046	$54,552	$61,351	$46,253
Net loss ($000s)	$(25,362)	$(27,990)	$(39,864)	$(82,357)	$(86,635)
Basic and diluted loss per share	$(0.30)	$(0.39)	$(0.70)	$(2.46)	$(4.41)
Dividends per share	Nil	Nil	Nil	Nil	Nil
Impairment of plant and equipment and mineral properties	$—	$—	$—	$(8,224)	$(80,071)
Impairment of assets held for sale	$—	$(3,799)	$—	$—	$—
Impairment losses on goodwill	$—	$—	$—	$(47,730)	$—
Note: Over the five years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, "Description of Business; Development of the Business - Major Transactions over the Past Five Years" above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2018 and the related notes thereto. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”
Outlook
Overview
Operations and Sales Outlook Overview
The Company plans to extract and/or recover uranium from its Nichols Ranch Project in 2019. In addition, during 2019 the Company expects to extract and/or recover vanadium, and potentially uranium, from pond solutions at the White Mesa Mill.
As a result of significantly improved vanadium market conditions, the Company has begun a campaign to recover up to four million pounds of vanadium from existing pond solutions at the White Mesa Mill, which result from past mineral processing campaigns.
As a result of current uranium market conditions, both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of potential relief under the ongoing Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security ("Section 232 Petition") discussed below or through improved uranium market fundamentals. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered in to, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company will keep the Alta Mesa Project and its conventional mining properties on standby. The Company is also seeking new sources of revenue, including new sources of alternate feed materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions, largely unrelated to uranium sales prices. The Company will also continue its support of the Section 232 Investigation and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the year ended December 31, 2018, the Company recovered approximately 917,000 pounds of U3O8, of which 438,000 pounds were for the account of the Company and the remainder were for the accounts of third parties under various alternate feed toll processing and other arrangements. The Company expects to recover approximately 50,000 to 125,000 pounds of U3O8 in the year ending December 31, 2019 for its own account, and zero pounds of U3O8 for the account of others. The Company also expects to recover vanadium in 2019 as described below.
The Company has entered in to no uranium sales commitments for 2019. Therefore, all 2019 uranium production is expected to be added to existing inventories. Both ISR and conventional uranium extraction and/or recovery are expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered in to.
ISR Activities
We extracted and recovered approximately 140,000 pounds of U3O8 from the Nichols Ranch Project for the year ended December 31, 2018. The Company expects to produce approximately 70,000 pounds of U3O8 in the year ending December 31, 2019 from Nichols Ranch.
At December 31, 2018, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered in to, the Company intends to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
The Company expects to continue to keep the Alta Mesa ISR Project on standby until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered in to.
Conventional Activities

Conventional Extraction and Recovery Activities
The White Mesa Mill recovered approximately 777,000 pounds of U3O8 during the year ended December 31, 2018, primarily from alternate feed materials and from dissolved uranium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). Of these 777,000 pounds of U3O8, 353,000 pounds were for the account of the Company and the remainder were for the accounts of third parties under various alternate feed toll processing and other arrangements.
During the year ending December 31, 2019, the Company expects to focus on vanadium recovery at the Mill. The Company believes up to four million pounds of V2O5 is recoverable from the pond solutions, which result from past mineral processing operations. On February 12, 2019, the Company announced that it had the ability to produce vanadium at commercial production rates of 175,000 to 225,000 pounds of V2O5 per month. The Company expects to produce at full production rates of 200,000 to 225,000 pounds of V2O5 per month by the end of Q1-2019. The Company expects to recover vanadium over a 16 to 20-month period beginning in January 2019, subject to continued successful ramp-up, suitable sales prices, and market conditions.
In addition, the Company is evaluating whether or not uranium can be extracted along with its vanadium recovery from the pond solutions, and if the Company determines such recovery is possible, it expects that up to approximately 100,000 pounds of U3O8 could potentially be recovered at the White Mesa Mill for its own account from those activities.
The White Mesa Mill has historically operated on a campaign basis, whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned vanadium processing activities will keep the Mill in operation through the end of 2019 and into 2020. The Company is also actively pursuing opportunities to process new and additional alternate feed sources and low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed as a result of the Section 232 Investigation or otherwise, the Company would expect to be able to enter into suitable long-term sales contracts to keep the Mill operating over a considerably longer period of time.
However, in the event the Company is unable at any time to justify full operation of the Mill through 2019 or at any time thereafter, the Company would expect to place uranium and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or that would result in all or a portion of the Mill's standby costs being recovered.
Conventional Evaluation, Permitting and Standby Activities
During 2019, the Company expects to continue the current test-mining program targeting vanadium at the fully-permitted La Sal Complex located on the Colorado Plateau. The goal of the program is to evaluate different mining approaches that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8. So far, the Company has refurbished the La Sal mine within the La Sal Complex and has extracted approximately 5,800 tons of mineralized material. The Company has also begun refurbishing the Pandora mine within the La Sal Complex, and expects to extract mineralized material from this mine as a part of the test-mining project. The Company expects to continue the test mining program through the end of Q1-2019, and depending on market conditions and continued positive results, the Company may decide to expand and extend the project into Q2-2019 and beyond. In addition, the Company expects to complete a surface and underground drilling program at the La Sal Complex in 2019 in order to potentially expand the uranium and/or vanadium resources.
During 2019, the Company plans to continue to carry out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, as well as pursue any additional permitting actions that may be required to recover copper at the White Mesa. The timing of our plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.
The Company is selectively advancing certain permits at its other major conventional uranium projects. The Company plans to accelerate the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently scheduled to be completed in 2021. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project and the Daneros Project. The Company will also continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on our forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.

Sales
During the year ended December 31, 2018, the Company completed sales under its existing contracts of 650,000 pounds of U3O8, including 400,000 pounds under two long-term contracts, 200,000 pounds under a spot contract, and 50,000 pounds under a spot sale. The Company currently has no remaining contracts and is therefore fully unhedged to future uranium price increases.
The Company has begun vanadium shipments, with initial quantities being allocated for conversion to ferrovanadium that will be sold into spot metallurgical markets. The Company expects to sell finished vanadium product as it is produced into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industry. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The Company is currently producing a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices.
The Company also continues to pursue new sources of revenue, including additional alternate feed materials and other sources of feed for the White Mesa Mill.
Trade Petition
In January 2018, the Company participated in the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security and on July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated the investigation (the “Section 232 Investigation”). From that date, the Secretary of Commerce (“Secretary”) has 270 days to complete the investigation and submit a report to the President of the United States (“President”) containing the Secretary’s findings and proposed remedy (if any). Following receipt of the Secretary’s report, the President has 90 days to act on the Secretary’s recommendations and, if necessary, take action to adjust imports or pursue other lawful, non-trade-related actions to address the national security threat. The Section 232 Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security. The Section 232 Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Section 232 Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action during 2019. It should be noted, however, that there can be no certainty of the outcome of the Section 232 Petition, and therefore the outcome of this process is uncertain.

Results of Operations

The following table summarizes the results of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

	Years ended December 31,
	2018	2017	2016
Revenues
Uranium concentrates	$30,789	$24,467	$54,432
Alternate feed materials processing and other	932	6,579	120
Total revenues	31,721	31,046	54,552
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	14,752	14,676	35,315
Costs and expenses applicable to alternate feed materials and other	—	4,729	138
Total costs and expenses applicable to revenue	14,752	19,405	35,453
Impairment of inventories	4,579	3,305	5,362
Gross Profit	12,390	8,336	13,737

Other operating costs and expenses
Development, permitting and land holding	9,912	8,821	21,118
Standby costs	5,112	3,659	10,234
Abandonment of mineral properties	—	287	1,036
Impairment of assets held for sale	—	3,799	—
Accretion of asset retirement obligation	1,835	1,733	906
Total other operating costs and expenses	16,859	18,299	33,294

Selling, general & administration
Selling costs	183	275	379
Intangible asset amortization	2,502	3,297	3,319
General and administration	14,158	14,923	15,519
Costs directly attributable to acquisitions	—	—	—
Total selling, general & administration	16,843	18,495	19,217

Total Operating Loss	(21,312)	(28,458)	(38,774)
Interest expense	(1,722)	(2,101)	(2,289)
Other income (expense)	(2,328)	2,569	1,199
Income tax expense	—	—	—
Net loss	$(25,362)	$(27,990)	$(39,864)

Basic and diluted loss per share	$(0.30)	$(0.39)	$(0.70)
Results of Operations
Year ended December 31, 2018 compared to year ended December 31, 2017
For the year ended December 31, 2018 the Company recorded a net loss of $25.36 million or $0.30 per share compared with a loss of $27.99 million or $0.39 per share for the year ended December 31, 2017.
For the year ended December 31, 2018, the Company recorded an operating loss of $21.31 million compared with an operating loss of $28.46 million for the year ended December 31, 2017.

Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the year ended December 31, 2018 totaled $31.72 million, of which $30.79 million were sales of 650,000 pounds of U3O8, which included the sale of 450,000 pounds of U3O8 pursuant to term contracts at an average price of $57.24 per pound and the sale of 200,000 pounds of U3O8 into contracts based on spot market prices at an average price of $25.16 per pound.
Revenues for the year ended December 31, 2017 totaled $31.05 million, of which $24.47 million were sales of 520,000 pounds of U3O8, which included the sale of 320,000 pounds of U3O8 pursuant to term contracts at an average price of $62.72 per pound and the sale of 200,000 pounds of U3O8 into contracts based on spot market prices at an average price of $21.99 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2018, the Company recovered 917,000 pounds of U3O8 of which 493,000 pounds were for the Company's own account and 424,000 pounds were for the account of a tolling customer. Of the 493,000 pounds recovered for its own account, 137,000 pounds were from alternate feed sources, 216,000 pounds were from uranium recovered from existing tailings pond solutions at the White Mesa Mill, and 140,000 pounds were from ISR recovery activities.

In the year ended December 31, 2017, the Company recovered 1,570,000 pounds of U3O8 of which 624,000 pounds were for the Company's own account and 946,000 pounds were for the account of a tolling customer. Of the 624,000 pounds recovered for its own account, 56,000 pounds were from alternate feed sources, 309,000 were from uranium recovered from existing tailings pond solutions at the White Mesa Mill from and 259,000 pounds were from ISR recovery activities.
Costs and expenses applicable to revenue for the year ended December 31, 2018 totaled $14.75 million, compared with $19.41 million for the year ended December 31, 2017. Included in cost and expenses applicable to revenue is $0.00 million and $4.73 million related to toll processing and other for the years ended December 31, 2018 and 2017, respectivly. The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above partially offset by an increase in toll processing and other. Costs of goods sold averaged $22.70 per pound and $28.22 per pound in the years ended December 31, 2018 and 2017, respectively.
Other Operating Costs and Expenses
Development, permitting and land holding
For the year ended December 31, 2018, the Company spent $9.91 million for development, permitting and land holding, comprised of the acquisition of royalties, the development of the Canyon Project and permitting and land holding costs related to the Canyon Project, development of the V2O5 test mining program at the La Sal projects as well as expenses associated with preparing the White Mesa Mill for V2O5 production.
For the year ended December 31, 2017, we spent $8.82 million for development of the Canyon Project, construction of a wellfield and a header house at the Nichols Ranch Project and permitting and land holding costs related to these and other projects.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
Standby expense
The Company’s La Sal and Daneros Projects were placed on standby in 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In 2016 and the beginning of 2018, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the year ended December 31, 2018, standby costs totaled $5.11 million compared with $3.66 million in the prior year. The increase is primarily related to decreased alternate feed materials processing and toll milling activities at the White Mesa Mill causing the Mill to operate at lower levels of uranium recovery in the early part of 2018 with excess costs being expensed to standby.
Accretion

Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2018 to $1.84 million compared with the prior year of $1.73 million, primarily due to normal accretion activity.
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of the value associated with above-market sales contracts acquired in the acquisition of Uranerz in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $16.84 million for the year ended December 31, 2018 compared to $18.50 million for the year ended December 31, 2017. The decrease is a result of the Company's cost cutting measures and a lower head count in 2018.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2018 was $1.72 million compared with $2.10 million in the prior year due to lower principal amounts from the repayment of Wyoming revenue bond loan and the put option conversion of the convertible Debentures.
Other income and expense
For the year ended December 31, 2018, other income and expense totaled $2.33 million income. These amounts consist of interest income of $0.34 million, sales of surplus assets of $0.29 million, gain of assets held for sale of $0.34 million, a $0.77 million increase in the value of investments accounted at fair value, partially offset by a loss for the change in fair value of derivative liabilities of $3.47 million and a loss in the mark-to-market values of the Company's Debentures of $0.61 million.
For the year ended December 31, 2017, other income and expense totaled $2.57 million income. These amounts consisted of sales of surplus assets of $1.91 million, a gain for the change in fair value of derivative liabilities of $0.78 million, a $0.51 million increase in the value of investments accounted at fair value partially offset by loss in the mark-to-market values of the Company's Debentures of $0.94 million.
Results of Operations
Year ended December 31, 2017 compared to year ended December 31, 2016
For the year ended December 31, 2017 the Company recorded a net loss of $27.99 million or $0.39 per share compared with a loss of $39.86 million or $0.70 per share for the year ended December 31, 2016.
For the year ended December 31, 2017, the Company recorded an operating loss of $28.46 million compared with an operating loss of $38.77 million for the year ended December 31, 2016.
Revenues
The Company’s revenues from uranium are largely based on delivery schedules under long-term contracts, which can vary from quarter to quarter.
Revenues for the year ended December 31, 2017 totaled $31.05 million, of which $24.47 million were sales of 520,000 pounds of U3O8, which included the sale of 320,000 pounds of U3O8 pursuant to term contracts at an average price of $62.72 per pound and the sale of 200,000 pounds of U3O8 based on spot market prices at an average price of $21.99 per pound.
Revenues for the year ended December 31, 2016 totaled $54.55 million, of which $54.43 million were sales of 1,147,933 pounds of U3O8, which included the sale of 850,000 pounds of U3O8 pursuant to term contracts at an average price of $56.64 per pound and the sale of 297,933 pounds of U3O8 based on spot market prices at an average price of $21.10 per pound.
Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2018, the Company recovered 917,000 pounds of U3O8 of which 438,000 pounds were for the Company's own account and 479,000 pounds were for the account of a tolling customer. Of the 438,000 pounds recovered for its own account, 82,000 pounds were from alternate feed sources, 216,000 were from uranium recovered from existing tailings pond solutions at the White Mesa Mill from and 140,000 pounds were from ISR recovery activities.

In the year ended December 31, 2017, the Company recovered 1,570,000 pounds of U3O8 of which 624,000 pounds were for the Company's own account and 946,000 pounds were for the account of a tolling customer. Of the 624,000 pounds recovered for its own account, 56,000 pounds were from alternate feed sources, 309,000 were from uranium recovered from existing tailings pond solutions at the White Mesa Mill from and 259,000 pounds were from ISR recovery activities.

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

Costs and expenses applicable to revenue for the year ended December 31, 2017 totaled $19.41 million, compared with $35.45 million for the year ended December 31, 2016. Included in cost and expenses applicable to revenue is $4.73 million and $0.14 million related to toll processing and other for the years ended December 31, 2017 and 2016. The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above partially offset by an increase in toll processing and other. Costs of goods sold averaged $28.22 per pound and $30.88 per pound in the years ended December 31, 2017 and 2016, respectively.
Other operating costs and expenses
Development, permitting and land holding
For the year ended December 31, 2017, the Company spent $8.82 million for development of the Canyon Project, construction of a wellfield and a header house at the Nichols Ranch Project and permitting and land holding costs related to these and other projects. While we expect the amounts relative to the items listed above have added future value to the Company, we expensed these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7. For the year ended December 31, 2016, we spent $21.12 million for development of the Canyon Project, replacement of leach tanks for the processing of mineralized material at the White Mesa Mill, construction of three wellfields and header houses, the completion of the elution plant at the Nichols Ranch Project and permitting and land holding costs related to these and other projects.
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
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2017 to $1.73 million compared with the prior year of $0.91 million, primarily due to including a full year of accretion of the Alta Mesa Project which was acquired in June of 2016.
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of above-market sales contract value associated with the acquisition of Denison’s US Mining Division in June 2012 and the Uranerz acquisition in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $18.50 million for the year ended December 31, 2017 compared to $19.22 million for the year ended December 31, 2016. The decrease is a result of the Company's cost cutting measures partially offset by an increase in share-based compensation.

Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2017 was $2.10 million compared with $2.29 million in the prior year.
Other income and expense
For the year ended December 31, 2017, other income and expense totaled $2.57 million income. These amounts consist of sales of surplus assets of $1.91 million, a gain for the change in fair value of derivative liabilities of $0.78 million, a $0.51 million increase in the value of investments accounted at fair value, gains in miscellaneous items of $0.14 million and interest income of $0.16 million, partially offset by loss in the mark-to-market values of the Company's Debentures of $0.94 million.
For the year ended December 31, 2016, other income and expense totaled $1.20 million income. These amounts consisted of a gain in value of derivative liabilities of $0.41 million, gains in miscellaneous items of $1.05 million, interest income of $0.14 million partially offset by loss in the mark-to-market values of the Company's Debentures of $0.4 million.
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
Shares issued for cash
On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional common shares under the ATM. On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate common shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the "Securities" as defined thereunder in one or more offerings up to an initial aggregate offering price of $150.00 million.
From January 1, 2017 to March 8, 2019, a total of 21,545,922 Common Shares have been sold under the ATM, for net proceeds to the Company of $45.76 million.
Working capital at December 31, 2018 and future requirements for funds
At December 31, 2018, the Company had working capital of $52.00 million, including $14.64 million in cash, marketable securities of $27.06 million and 430,000 pounds of finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company is actively focused on its forward-looking liquidity needs, especially in light of the current depressed uranium markets. The Company is evaluating its ongoing fixed cost structure as well as decisions related to project retention, advancement and development. If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long-term business needs require.
The Company manages liquidity risk through the management of its capital structure. Accounts payable and accrued liabilities, current portion of notes payable and current taxes payable are due within the current operating year.
Cash and cash flows
Year ended December 31, 2018
Cash , cash equivalents and restricted cash were $34.29 million at December 31, 2018, compared to $40.70 million at December 31, 2017. The decrease of $6.41 million was due primarily to cash used in operations of $7.78 million, cash used in investing activities of $20.17 million, loss on foreign exchange on cash held of $0.07 million partially offset by cash provided by financing activities of $21.61 million.

Net cash used in operating activities of $7.78 million is comprised of the net loss of $25.36 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.79 million of depreciation and amortization of property, plant and equipment, shared based compensation of $2.76 million, $4.58 million impairment on inventory, accretion of asset retirement obligations (“ARO”) of $1.84 million, $3.47 million change in value of warrant liabilities, $3.62 million of acquisition of royalty interests, $0.61 million change in value of convertible debentures, $2.72 million in deferred revenue, $1.30 million in other non-cash expense offset by a $0.22 million unrealized foreign exchange gain, $0.00 million revision of asset retirement obligation, $4.30 million increase in inventories, $0.35 million increase in trade and other receivables, $0.63 million increase in prepaid expenses and other assets,  $0.61 million decrease in accounts payable and accrued liabilities, and $0.35 million in cash paid for reclamation and remediation activities.
Net cash provided by investing activities was $20.17 million, which is comprised of $25.55 million of cash used for the purchase of available for sale securities, $0.11 million cash used for the purchase of mineral properties and property, plant and equipment partially offset by $2.94 million cash received from sale of Reno Creek and $2.55 million cash proceeds from sale of marketable securities.
Net cash provided by financing activities totaled $21.61 million consisting primarily of $31.52 million proceeds from the issuance of stock using the Company's ATM offering, cash received for Notes Receivable of $0.50 million, cash received from exercise of stock options of $0.76 million and cash received from exercise of warrants of $0.60 million, partially offset by $10.86 million to repay loans and borrowings and $0.91 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
Year ended December 31, 2017
Cash, cash equivalents and restricted cash were $40.70 million at December 31, 2017, compared to $40.08 million at December 31, 2016. The increase of $0.62 million was due primarily to cash provided by financing activities of $10.42 million, gain on foreign exchange on cash held of $0.54 million, partially offset by cash used in operations of $10.34 million.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018.

	Payments due by period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	1,428	252	679	497	—
Deferred income	2,724	—	—	—	2,724
Decommissioning liabilities (undiscounted)	43,457	32	4,495	3,440	35,490
Subtotal - payable in cash	47,609	284	5,174	3,937	38,214
Long-term obligations - principal payable in cash or common shares at Company discretion	15,880		15,880
Total contractual obligations	$63,489	$284	$21,054	$3,937	$38,214
In addition, the Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.43 million for the year ended December 31, 2019.

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
e.      Depreciation of mining and recovery assets acquired
For mining and recovery assets actively extracting and recovering uranium we depreciate the acquisition costs of the mining and recovery assets on a straight-line basis over our estimated lives of the mining and recovery assets. The process of estimating the useful life of the mining and recovery assets requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of extraction and recovery, estimated commodity price forecasts and the timing of future expenditures, all of which are, by their very nature, subject to interpretation and uncertainty.
Changes in these estimates may materially impact the carrying value of the Company’s mining and recovery assets and the recorded amount of depreciation.
f.      Business combinations
Management uses judgment in applying the acquisition method of accounting for business combinations and in determining fair values of the identifiable assets and liabilities acquired. The value placed on the acquired assets and liabilities, including identifiable intangible assets, will have an impact on the amount of goodwill or bargain purchase gain that the Company may record on an acquisition. Changes in economic conditions, commodity prices and other factors between the date that an acquisition is announced and when it finally is consummated can have a material difference on the allocation used to record a preliminary purchase price allocation versus the final purchase price allocation which can take up to one year after acquisition to complete. See b. above for information related to the valuation of mining and recovery assets in this process.
g.      Impairment testing of mining and recovery assets
The Company undertakes a review of the carrying values of its mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, the management of the Company is required to make significant estimates of, among other things, future production and sale volumes, forecast commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an impact on the expected recoverability of the carrying values of mining and recovery assets.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. All of the Company's existing long-term contracts expired following the Company's 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.

Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest income is earned in the United States dollars and is not subject to interest rate risk. The Company is exposed to an interest rate risk associated with the Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. In the event any relief is granted under the Company’s Section 232 Petition, the spot price of uranium could potentially increase, but the risk of any resulting increase in interest rates on the Debentures would be offset, at least in part, by other cash flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our convertible Debentures at various U3O8 price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2018 ($000):

Cash and cash equivalents	$649
Accounts payable and accrued liabilities	(797)
Loans and borrowings	(15,880)
Total	$(16,028)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at December 31, 2018 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
	+1% change in
	U.S.
Strengthening net earnings	dollar	$(219)
	-1% change in U.S.
Weakening net earnings	dollar	$219

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to large utilities. As at December 31, 2018, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Energy Fuels Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principles
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue with the adoption of ASC Topic 606 - Revenue from Contracts with Customers in 2018.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.
Denver, Colorado
March 11, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Energy Fuels Inc.:
We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in equity, and cash flows of Energy Fuels Inc. for the year ended December 31, 2016. These consolidated financial statements are the responsibility of Energy Fuels Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations of Energy Fuels Inc. and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 8, 2017

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of US dollars, except per share amounts)

	For the years ended December 31,
	2018	2017	2016
Revenues
Uranium concentrates	$30,789	$24,467	$54,432
Alternate feed materials processing and other	932	6,579	120
Total revenues	31,721	31,046	54,552
Costs and expenses applicable to revenue
Costs and expenses applicable to uranium concentrates	14,752	14,676	35,315
Costs and expenses applicable to alternate feed materials and other	—	4,729	138
Total costs and expenses applicable to revenue	14,752	19,405	35,453
Impairment of inventories	4,579	3,305	5,362
Development, permitting and land holding	9,912	8,821	21,118
Standby costs	5,112	3,659	10,234
Abandonment of mineral properties	—	287	1,036
Impairment of assets held for sale	—	3,799	—
Accretion of asset retirement obligation	1,835	1,733	906
Selling costs	183	275	379
Intangible asset amortization	2,502	3,297	3,319
General and administration	14,158	14,923	15,519
Total operating loss	(21,312)	(28,458)	(38,774)

Interest expense	(1,722)	(2,101)	(2,289)
Other income (expense)	(2,328)	2,569	1,199
Net loss	(25,362)	(27,990)	(39,864)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	1,554	(1,049)	(729)
Unrealized gain on available-for-sale assets	—	30	532
Other comprehensive income (loss)	1,554	(1,019)	(197)
Comprehensive loss	$(23,808)	$(29,009)	$(40,061)

Net loss attributable to:
Owners of the Company	$(25,245)	$(27,766)	$(39,413)
Non-controlling interests	(117)	(224)	(451)
	$(25,362)	$(27,990)	$(39,864)
Comprehensive loss attributable to:
Owners of the Company	$(23,691)	$(28,785)	$(39,610)
Non-controlling interests	(117)	(224)	(451)
	$(23,808)	$(29,009)	$(40,061)

Basic and diluted loss per share	$(0.30)	$(0.39)	$(0.70)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of US dollars, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$14,640	$18,574
Marketable securities	27,061	1,034
Trade and other receivables, net	1,191	1,253
Inventories, net	16,550	16,550
Prepaid expenses and other assets	1,411	780
Mineral properties held for sale	—	5,000
Total current assets	60,853	43,191
Investments accounted for at fair value	1,107	903
Inventories, net	1,772	—
Plant and equipment, net	29,843	33,076
Mineral properties, net	83,539	83,539
Intangible assets, net	—	2,502
Restricted cash	19,652	22,127
Total assets	$196,766	$185,338

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$7,921	$6,449
Current portion of Warrant liabilities	662	—
Current portion of asset retirement obligation	270	32
Current portion of loans and borrowings	—	3,414
Total current liabilities	8,853	9,895
Warrant liabilities	5,621	3,376
Deferred revenue	2,724	2,474
Asset retirement obligation	18,834	18,248
Loans and borrowings	15,880	24,077
Total liabilities	51,912	58,070
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 91,445,066 at December 31, 2018 and 74,366,824 at December 31, 2017	469,303	430,383
Accumulated deficit	(332,058)	(309,287)
Accumulated other comprehensive income	3,843	2,289
Total shareholders' equity	141,088	123,385
Non-controlling interests	3,766	3,883
Total equity	144,854	127,268
Total liabilities and equity	$196,766	$185,338

Commitments and contingencies (Note 19)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2015	46,519,132	$373,934	$(242,108)	$3,505	$135,331	$4,156	$139,487
Net loss	—	—	(39,413)	—	(39,413)	(451)	(39,864)
Other comprehensive income	—	—	—	(197)	(197)	—	(197)
Shares issued for cash by at-the-market offering	200,225	539	—	—	539	—	539
Shares issued for public offerings	13,368,750	22,980	—	—	22,980	—	22,980
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation	—	2,657	—	—	2,657	—	2,657
Shares issued for exercise of stock options	8,369	18	—	—	18	—	18
Shares issued for the vesting of restricted stock units	138,608	—	—	—	—	—	—
Shares issued for acquisition of Alta Mesa	4,551,284	11,378	—	—	11,378	—	11,378
Shares issued for acquisition of 40% interest in Roca Honda	1,212,173	2,679	—	—	2,679	—	2,679
Shares issued for consulting services	206,612	479	—	—	479	—	479
Contributions attributable to non-controlling interest	—	—	—	—	—	37	37
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(27,766)	—	(27,766)	(224)	(27,990)
Other comprehensive income	—	—	—	(1,019)	(1,019)	—	(1,019)
Shares issued for cash by at-the-market offering	7,202,479	14,548	—	—	14,548	—	14,548
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Share issuance cost	—	(394)	—	—	(394)	—	(394)
Share-based compensation	—	3,525	—	—	3,525	—	3,525
Shares issued for consulting services	206,612	370	—	—	370	—	370
Contributions attributable to non-controlling interest	—	—	—	—	—	365	365
Balance at December 31, 2017	74,366,824	$430,383	$(309,287)	$2,289	$123,385	$3,883	$127,268
Balance at January 1, 2018 as previously reported	74,366,824	$430,383	$(309,287)	$2,289	$123,385	$3,883	$127,268
Impact of change in accounting policy			$2,474		$2,474		$2,474
Adjusted balance at January 1, 2018	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	$—	$(25,245)	$—	$(25,245)	$(117)	$(25,362)
Other comprehensive income	—	$—	$—	$1,554	$1,554	$—	$1,554
Shares issued for cash by at-the-market offering	14,283,254	$32,192	$—	$—	$32,192	$—	$32,192
Share-based compensation	—	$2,762	$—	$—	$2,762	$—	$2,762
Shares issued for acquisition of royalties	1,102,840	$3,739	$—	$—	$3,739	$—	$3,739
Shares issued for the vesting of restricted stock units	899,192	$—	$—	$—	$—	$—	$—
Share issuance cost	—	$(922)	$—	$—	$(922)	$—	$(922)
Shares issued for consulting services	247,485	$569	$—	$—	$569	$—	$569

Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	$(914)	$—	$—	$(914)	$—	$(914)
Shares issued for exercise of warrants	187,970	$722	$—	$—	$722	$—	$722
Shares issued for exercise of options	355,092	$764	$—	$—	$764	$—	$764
Shares issued for conversion of Debentures	2,409	$8	$—	$—	$8	$—	$8
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of US dollars)

	December 31, 2018	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net loss for the period	$(25,362)	$(27,990)	$(39,864)
Items not involving cash:
Depletion, depreciation and amortization	3,790	4,636	4,258
Stock-based compensation	2,762	3,525	2,657
Change in value of convertible Debentures	612	940	407
Accretion of asset retirement obligation	1,835	1,733	906
Change in value of warrant liabilities	3,470	(784)	—
Unrealized foreign exchange (gain) loss	(218)	(263)	173
Non-cash standby cost accrued	(662)	249	4,186
Impairment of inventories	4,579	3,305	5,362
Abandonment of mineral properties	—	287	1,036
Acquisition of royalty interests	3,622	—	—
Impairment of mineral properties held for sale	—	3,799	—
Other non- cash (income) expense	1,303	1,909	(437)
Changes in assets and liabilities
(Increase) decrease in inventories	(4,299)	73	13,158
(Increase) decrease in trade and other receivables	(346)	(39)	2,403
(Increase) decrease in prepaid expenses and other assets	(631)	290	(365)
Decrease in accounts payable and accrued liabilities	(613)	(1,410)	(4,007)
Changes in deferred revenue	2,724	135	174
Cash paid for reclamation and remediation activities	(350)	(735)	(2,086)
	(7,784)	(10,340)	(12,039)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(107)	—	(260)
Purchase of marketable securities	(25,554)	—	—
Acquisition of Alta Mesa, net of cash acquired	—	—	3,242
Acquisition of Roca Honda, net of cash acquired	—	—	101
Proceeds from sale of mineral properties	—	—	845
Cash received from sale of Reno Creek	2,940	—	—
Proceeds from sale of marketable securities	2,554	—	—
	(20,167)	—	3,928

FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	31,517	14,154	25,291
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(914)	—	—
Cash received for notes receivable	500	—	—
Cash received from exercise of stock option	764	—	—
Cash received from exercise of warrants	601	—	18
Repayment of loans and borrowings	(10,855)	(4,095)	(3,168)
Cash received from non-controlling interest	—	365	37
	21,613	10,424	22,178
CHANGE IN CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(6,338)	84	14,067
Effect of exchange rate fluctuations on cash held in foreign currencies	(71)	541	64
Cash, cash equivalents and restricted cash - beginning of period	40,701	40,076	25,945
CASH, CASH EQUIVALENTS and RESTRICTED CASH- END OF PERIOD	$34,292	$40,701	$40,076
Non-cash investing and financing transactions:
Issuance of common shares for acquisition of Alta Mesa	—	—	11,378
Issuance of common shares for acquisition of 40% interest in Roca Honda	—	—	2,679
Issuance of common shares for consulting services	569	370	479

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	1,722	2,097	2,029
Warrant liability transferred to equity upon exercise	115	—	—
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2018
(Tabular amounts expressed in thousands of US Dollars except share and per share amounts)

1. THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium along with uranium at certain of its Colorado Plateau properties, as market conditions warrant.
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
At December 31, 2018, other than shaft-sinking and evaluation work at the Company's Canyon Project, and a small-scale test-mining project at the Company’s La Sal complex, the conventional mining projects in the vicinity of the White Mesa Mill and Sheep Mountain are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill also processes third party uranium bearing mineralized materials from mining and recycling activities.
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
Basis of consolidation

These consolidated financial statements include the accounts of the Company together with subsidiaries controlled by the Company. Inter-company transactions, balances and unrealized gains on transactions between the Company and its subsidiaries are eliminated. The functional currency of the Company’s operations is the USD.
Extracting and recovery activities while in the exploration stage
The Company extracts or recovers mineralized uranium from mining activities, mill tailings pond solutions, and alternate feed materials, resulting in saleable uranium concentrates from its White Mesa Mill and its Nichols Ranch Project. While the Company has established the existence of mineral resources and extracts and processes saleable uranium from these operations, the Company has not established proven or probable reserves, as defined under SEC Industry Guide 7, for these operations or any of its uranium projects. Furthermore, the Company has no current plans to establish proven or probable reserves for any of its uranium projects.
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
The fair value of the Extracting and Recovery Operations recorded on the acquisition date is depreciated on a straight-line basis over the estimated useful life of the components of the operation since the Extracting and Recovery Operations do not have proven or probable reserves. Accordingly, all expenditures incurred subsequent to the acquisition dates relating to the preparation of properties for mineral extraction, expansion of or additions to the Extracting and Recovery Operations are expensed as incurred. This includes expenditures relating to activities such as preparing properties for mineral extraction, construction of mine wellfields, header houses and disposal wells and additions to the recovery facilities are expensed as incurred as no proven or probable reserves have been established for these uranium projects.
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
Marketable securities
Marketable debt securities consist of excess cash invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their stated maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities on the Consolidated Balance Sheet. Subsequent to initial recognition, they are measured at fair value and changes therein, are recognized as a component of other (loss) income in the Consolidated Statements of Operations.
Marketable equity securities consist of investments in publicly traded equity securities. We have classified and accounted for our marketable equity securities as available for sale. Subsequent to initial recognition, they are measured at fair value and changes therein are recognized as a component of other (loss) income in the Consolidated Statements of Operations.
Investments at fair value
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
Stockpiles are comprised of uranium or uranium/vanadium bearing materials that have been extracted from properties and are available for further processing. Extraction costs are added to the stockpile as incurred and removed from the stockpile based upon the average cost per ton of material extracted. The current portion of material in stockpiles represents the amount expected to be processed in the next twelve months.
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
            b.        Depreciation and amortization
Depreciation and amortization are calculated on a straight-line basis to their estimated residual value over an estimated useful life which ranges from 3 to 15 years depending upon the asset type. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Residual values, method of depreciation and useful lives of the assets are reviewed at least annually and adjusted if appropriate.
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
Amortization is recorded as the Company sells inventory under its long-term sales contracts based on units sold and is recognized in the statement of operations.
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

Asset retirement obligations
The Company’s ARO relates to expected mine, wellfield, plant and mill reclamation and closure activities, as well as costs associated with reclamation of exploration drilling. The Company’s activities are subject to numerous governmental laws and regulations. Estimates of future reclamation liabilities for ARO are recognized in the period when such liabilities are incurred. These estimates are updated on a periodic basis and are subject to changing laws, regulatory requirements, changing technology and other factors which will be recognized when appropriate. Liabilities related to site restoration include long-term treatment and monitoring costs and incorporate total expected costs net of recoveries. Expenditures incurred to dismantle facilities, restore and monitor closed resource properties are charged against the related AROs.
As the Company has no proven or probable reserves, such costs, discounted to their present value, are expensed as soon as the obligation to incur such costs arises. The present value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest, while taking into account an inflation rate. The decommissioning liability is accreted to full value over time through periodic accretion charges recorded to operations as accretion expense. The Company adjusts the estimate of the ARO for changes in the amount or timing of underlying future cash outflows. The impact of these adjustments to the ARO amounts are expensed as incurred.
Loans and borrowings
The Company's convertible Debentures are recognized at fair value through the fair value option based on the closing price on the TSX and changes are recognized in earnings as a component of other income (expense) . The Company’s interest-bearing loans and borrowings are measured at amortized cost using the effective interest method.
Warrant liabilities
The Company issued several tranches of warrants for various equity transactions in 2016. The Company accounts for its warrants issued in accordance with the U.S. GAAP accounting guidance under FASB ASC Topic 815 Derivative and Hedging ("ASC 815") which requires instruments within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. In accordance with ASC 815, the Company has classified the warrants as liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. The Company estimates the fair value of these warrants using market prices, if available, or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on, and expected volatility of the price of the underlying common stock.
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
b.        Rendering of services
Revenue from toll milling services is recognized as material is processed in accordance with the specifics of the applicable toll milling agreement. Revenue and unbilled accounts receivable are recorded as related costs are incurred using billing formulas included in the applicable toll milling agreement. Deferred revenues represent proceeds received from processing of toll materials where the company has not delivered the material to the customer.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
Share-based compensation
The Company records share based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period in capital stock. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels' stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with performance conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. Stock based compensation expense related to awards with only service conditions has a graded vesting schedule which are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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
Revenue recognition
In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606)," which requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. The standard also requires expanded disclosures regarding contracts with customers. The guidance in this standard supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. Adoption of the standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company adopted this guidance effective January 1, 2018 and applied the modified retrospective method with the as if revenue were recognized under Topic 605 See Note 22 for further discussion.

Statement of cash flows

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which became effective beginning January 1, 2018. This standard requires us to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and will no longer require transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts presented on the condensed consolidated state of cash flows, net cash flows for the year ended December 31, 2017, decreased by $1.04 million, net cash flows for the year ended December 31, 2016, increased by $10.20 million.
Recently Issued Accounting Pronouncements not yet adopted
The FASB has issued the following standards which are not yet effective:
Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. The accounting for leases where we are lessor remain largely unchanged.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019, with early adoption permitted. We will adopt the standard effective January 1, 2019 using the modified retrospective approach with a cumulative effect approach on the effective date of adoption at January 1, 2019. Therefore periods prior to the effective date of adoption will continue to be reported using current GAAP (ASC 840).
We will elect the package of practical expedients permitted under the transition guidance within the new standard on adoption, which among other things, allows us to carry-forward the historical lease classification. We will not separate non-lease components from lease components.
While we are still finalizing our adoption procedures, we estimate the primary impact to our consolidated balance sheet upon adoption will be the recognition of a right of use asset and lease liability of approximately $1.0 million to $1.5 million. We do not anticipate that adoption of the new standard will have a significant impact on our net earnings or cash flows.
Non-Employee Share-Based Payment
In June 2018, the FASB issued ASU 2018-07, which more closely aligns the accounting for employee and non-employee share-based payments. This standard more closely aligns the accounting for non-employee share-based payment transactions to the guidance for awards to employees except for specific guidance on certain inputs to an option-pricing model and the attribution of cost. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not anticipate that adoption of the new standard will have a significant impact on our net earnings.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for all amendments. Further, a company may elect to early adopt the removal or modification of disclosures immediately and delay adoption of the new disclosure requirements until the effective date. The Company plans to adopt all disclosure requirements effective January 1, 2020.

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

(a)
The plant and equipment include the value ascribed to the processing plant and equipment. The mineral properties, which were acquired as part of the acquisition of Alta Mesa in 2016, do not have proven and probable reserves under SEC Industry Guide 7. Accordingly, all subsequent expenditures at the Alta Mesa Project and equipment, which do not have any alternative use, and expenditures on mineral properties will be expensed as incurred.

5.	MARKETABLE SECURITIES

The following tables summarize our marketable securities by significant investment categories as of December 31, 2018:

	Cost Basis	Gross Unrealized losses	Gross Unrealized gains	Fair Value
Marketable debt securities(1)	25,523	(5)	83	25,601
Marketable equity securities	1,062	(549)	947	1,460
Marketable securities	$26,585	$(554)	$1,030	$27,061
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

During the years ended December 31, 2018 and 2017, we did not recognize any other-than-temporary impairment losses. Losses on impairment are included as a component of other (loss) income in the Consolidated Statements of Operations.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$17,434
Due in 12 months to two years	8,167
$25,601

6. RECEIVABLES

	December 31, 2018	December 31, 2017
Trade receivables - other	848	403
Notes receivable, net	$343	$850
	$1,191	$1,253
During the year ended December 31, 2014 the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. The note with principal totaling $0.50 million was collected during the year ended December 31, 2018. Alternatively, the note with a principal payment of $0.55 million due November 7, 2018 was not paid and the Company notified the issuing party ("Default Party") of its default on November 9, 2018. This note, which remains outstanding as of the date of this Form 10-K carries a 3% annual interest payment plus default interest of 18% per annum, which continues to accrue. The Company has a reserve of $0.22 million as of December 31, 2018 (2017 - $0.22 million) against the collectability of this note. The promissory note is secured by all issued and outstanding stock and all of the assets sold to the default party.
7. INVESTMENTS ACCOUNTED FOR AT FAIR VALUE

	December 31, 2018	December 31, 2017
Investments accounted for at fair value	1,107	903
	$1,107	$903

Investments accounted for at fair value includes the Company's 16.5% investment in Virginia Uranium, Inc.

8.	INVENTORIES

	December 31, 2018	December 31, 2017
Concentrates and work-in-progress (a)	$14,746	$14,118
Inventory of ore in stockpiles	883	—
Raw materials and consumables	2,693	2,432
	$18,322	$16,550
Inventories - by duration
Current	$16,550	$16,550
Long term - raw materials and consumables	$1,772	$—
	$18,322	$16,550

(a)
For the year ended December 31, 2018, the Company recorded an impairment loss of $4.58 million in the statement of operations related to concentrates and work in progress inventories (December 31, 2017 - $3.31 million).

9. INTANGIBLE ASSETS
The following is a summary of changes in intangible assets related to favorable sales contracts acquired in business combinations for the years ended December 31, 2018 and December 31, 2017:

	December 31,	December 31,
Sales Contracts	2018	2017
Cost
Balance at beginning of period	$10,599	$15,034
Sales contracts fulfilled	(10,599)	(4,435)
Balance, end of period	—	10,599
Accumulated amortization, beginning of period	8,097	9,235
Amortization of sales contracts	2,502	3,297
Sales contracts fulfilled	(10,599)	(4,435)
Accumulated amortization, end of period	—	8,097
Net book value	$—	$2,502

The sales contracts when acquired were recorded at their acquisition date fair value, which are the incremental cash flows available to the Company arising from above-market pricing of the contracts.

10.    PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(12,021)	$17,189	$29,210	$(9,971)	$19,239
Alta Mesa	13,656	(2,319)	11,337	13,626	(1,388)	12,238
Equipment and other	13,444	(12,127)	1,317	13,367	(11,768)	1,599
Plant and equipment total	$56,310	$(26,467)	$29,843	$56,203	$(23,127)	$33,076

The net book value for Nichols Ranch Project includes the value beyond proven and probable reserves ascribed to the processing plant, the Nichols Ranch wellfields and the Jane Dough project upon acquisition.
For the year ended December 31, 2018, the Company recorded $2.05 million (2017 - $3.17 million) of depreciation expense related to Nichols Ranch, which is included in the costs and expenses applicable to revenue in the Statement of the operations and comprehensive income for the year ended December 31, 2018.
Acquisition of Royalties
On August 14, 2018, the Company issued 1.10 million shares for consideration of $3.74 million to acquire a 6% – 8% sliding-scale gross proceeds production royalty on its Nichols Ranch, Hank and Doughstick properties (Doughstick is a part of the Company’s Jane Dough Project expansion area) and extinguished the royalty. This royalty also applied to the nearby Niles Ranch, Willow Creek, and Verna Ann properties, which are important pipeline uranium properties also owned by the Company. Acquisition of this royalty is expected to significantly decrease the Company’s cost of production at Nichols Ranch. As the Company does not have any reserves as defined by SEC Industry Guide 7, the Company has expensed this as development, permitting and land holding costs in the statement of operations and comprehensive loss.

The following is a summary of mineral properties:

	December 31, 2018	December 31, 2017
Mineral properties
Uranerz ISR properties (a)	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other (a)	1,287	1,287
Mineral properties total	$83,539	$83,539

a)
In the year ended December 31, 2018 the Company renewed all mineral leases and therefore did not record abandonment expense in the statement of operations. In the year ended December 31, 2017 the Company did not renew certain mineral leases and recorded abandonment expense of $0.29 million (December 31, 2016 – $1.04 million) in the statement of operations.

11. IMPAIRMENTS
Impairment of plant and equipment, mineral properties and mineral properties held for sale
The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. No impairment of plant and equipment, mineral properties and mineral properties held for sale recorded in the year ended December 31, 2018.
In the year ended December 31, 2017 the Company entered into an agreement to sell certain non-core uranium properties. The Company re-classified these properties as held for sale and recorded an impairment of $3.80 million. The impaired properties are in the Reno Creek area. The impairment was based on the estimate of its fair value determined using the market approach less estimated selling costs.
12.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	December 31, 2018	December 31, 2017
Asset retirement obligation, beginning of period	$18,280	$17,033
Revision of estimate	(662)	249
Accretion of liabilities	1,835	1,733
Settlements	(349)	(735)
Asset retirement obligation, end of period	$19,104	$18,280
Asset retirement obligation:
Current	$270	$32
Non-current	18,834	18,248
Asset retirement obligation, end of period	$19,104	$18,280
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at December 31, 2018 is $41.32 million.

The following table summarizes the Company’s restricted cash:

	December 31, 2018	December 31, 2017
Restricted cash, beginning of period	$22,127	$23,175
Refunds of collateral	(2,592)	(14,657)
Additional collateral posted	117	13,609
Restricted cash, end of period	$19,652	$22,127
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 19 for a discussion of the Company’s surety bond commitments.
13.    LOANS AND BORROWINGS
The contractual terms of the Company’s interest-bearing loans and borrowings, which are recorded at amortized cost, and the Company’s convertible Debentures which are recorded at fair value, are as follows.

	December 31, 2018	December 31, 2017
Current portion of loans and borrowings:
Wyoming Industrial Development Revenue Bond loan (b)	—	3,414
Total current loans and borrowings	$—	$3,414
Long-term loans and borrowings:
Convertible Debentures (a)	$15,880	$16,636
Wyoming Industrial Development Revenue Bond loan (b)	—	7,441
Total long-term loans and borrowings	$15,880	$24,077

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31, 2018		December 31, 2017
	Currency	Nominal interest rate	Year of maturity	Face value	Carrying amount	Face value	Carrying amount
Convertible debentures (a)	CDN$	8.5%	2020	$15,298	$15,880	$16,636	$16,636
Wyoming Industrial Development Revenue Bond loan (b)	USD	5.8%	2020	—	—	10,855	10,855
				$15,298	$15,880	$27,491	$27,491

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
The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2018 the Company recorded a loss on revaluation of convertible Debentures of $0.61 million (December 31, 2017 – $0.94 million).
(b)The Company, upon its acquisition of Uranerz in 2015, assumed a loan through the Wyoming Industrial Development Revenue Bond program (the "Loan"). The Loan had an annual interest rate of 5.75% and was repayable over seven years, maturing on October 15, 2020. The Loan originated on December 3, 2013 and required the payment of interest only for the first year, with the amortization of principal plus interest over the remaining six years. The Loan was secured by most of the assets of the Company’s wholly owned subsidiary, Uranerz, including mineral properties, the processing facility, and equipment as well as an assignment of all of Uranerz’ rights, title and interest in and to its product sales contracts and other agreements. Uranerz was also subject to dividend restrictions. Principal and interest were paid on a quarterly basis on the first day of January, April, July and October. In September 2018, the Company repaid and retired the entire outstanding balance of $8.30 million of the loan and the mortgage on the Company's assets was released.

14.	CAPITAL STOCK
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
Issued capital stock
The significant transactions relating to capital stock issued during 2018, 2017, and 2016 are:

a)
In the year ended December 31, 2018, the Company issued 14,283,254 common shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $32.19 million. In the year ended December 31, 2017, the Company issued 7,202,479 common shares under the Company’s “at-the-market” offering (the “ATM”) for proceeds of $14.55 million. In the year ended December 31, 2016, the Company issued 200,225 common shares under the Company’s ATM for proceeds of $0.54 million.

b)	On August 14, 2018 the Company issued 1.10 million shares with a value of $3.74 million to acquire a production royalty on its Nichols Ranch, Hank and Doughstick properties.

c)
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

Risk-free rate	1.15%
Expected life	3.0 years
Expected volatility	106.0%*
Expected dividend yield	0%
* Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

d)	On May 27, 2016, the Company issued 1,212,173 shares to acquire the remaining 40% interest of the Roca Honda Joint Venture for share consideration of $2.68 million.

e)	On June 16, 2016 the Company issued 4,551,284 shares to acquire Alta Mesa with a value of $11.38 million.

f)
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

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at December 31, 2018
March 2016 (1)	March 14, 2019	3.20	2,328,925	$662
September 2016 (2)	September 20, 2021	2.45	4,167,480	5,621
				$6,283
(1) These US dollar-based warrants are classified as Level 3 under the fair value hierarchy (Note 21).
(2) These US dollar-based warrants are classified as Level 1 under the fair value hierarchy as they are traded on an active market.
The following weighted average assumptions were used for the Black-Scholes option pricing model to calculate the $0.66 million of fair value for the 2,328,925 warrants at December 31, 2018.

Risk-free rate	2.63%
Expected life	0.2 years
Expected volatility	80.5%*
Expected dividend yield	0%
* Expected volatility is measured based on the Company’s historical share price volatility over the expected life of the warrants.

15.	BASIC AND DILUTED LOSS PER COMMON SHARE
The following is a reconciliation of weighted average shares outstanding for the years ended December 31, 2018, 2017, 2016, respectively:

	Years Ended December 31,
	2018	2017	2016
Issued common shares at beginning of period	74,366,824	66,205,153	46,519,132
Effect of share options exercised	115,330	—	3,471
Effect of shares issued for settlement of vesting of restricted share units	829,610	831,393	196,242
Effect of shares issued for exercise of share purchase warrants	44,185	—	—
Shares issued for consulting services	122,854	—	—
Effect of shares issued in asset acquisitions	419,986	—	3,184,175
Effect of shares issued for conversion of debentures	323	—	—
Effect of shares issued in public offerings	7,576,288	3,822,561	6,538,038
Weighted average shares outstanding	83,475,400	70,859,107	56,441,058
Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2018	2017	2016
Net loss to owners of the Company	$(25,245)	$(27,766)	$(39,413)
Basic and diluted weighted average number
of common shares outstanding	83,475,400	70,859,107	56,441,058
Loss per common share	$(0.30)	$(0.39)	$(0.70)
For the three years ended December 31, 2018, 2017 and 2016, 8.23 million, 8.71 million and 10.19 million options and warrants, respectively, and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

16.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options, restricted stock units (“RSUs”), and share appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At December 31, 2018, a total of 9,144,507 common shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.42 million options granted in the year ended December 31, 2018 (December 31, 2017 – 0.74 million, December 31, 2016 - 0.45 million). At December 31, 2018, there were 1.71 million options outstanding with 1.44 million options exercisable, at a weighted average exercise price of $3.85 and $4.21 respectively, with a weighted average remaining contractual life of 3.59 years. The aggregate intrinsic value of the fully vested shares was $0.41 million.
The summary of the Company’s stock options at December 31, 2018, 2017 and 2016, respectively, and the changes for the fiscal periods ending on those dates are presented below:

	Range of Exercise Prices $	Weighted Average Exercise Price $	Number of Options
Balance, December 31, 2015	2.55 - 32.10	6.54	2,122,897
Granted	2.12 - 2.22	2.13	449,537
Exercised	2.12	2.12	(8,369)
Forfeited	2.12 - 18.99	5.52	(317,960)
Expired	2.95 - 32.03	8.03	(200,962)
Balance, December 31, 2016	2.12 - 15.61	5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	1.77 - 15.61	4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	1.70 - 15.61	3.84	1,732,754

As of December 31, 2018, the outstanding stock options denominated in Cdn$ were as follows:

	Options outstanding				Options exercisable
Exercise price	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value
$5.00 to $9.99	210,550	8.01	0.39	—	210,550	8.10	0.39	—
	210,550			$—	210,550			$—

As of December 31, 2018, the outstanding stock options denominated in USD$ were as follows:

	Options outstanding				Options exercisable
Exercise price	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value	Quantity	Weighted average price	Weighted average remaining contractual life	Intrinsic Value
$0.00 to $4.99	1,240,177	$2.83	3.90	$415	943,133	$3.08	3.98	$415
$5.00 to $9.99	255,762	6.00	3.10	—	255,762	6.00	3.10	—
$10.00 to $14.99	13,515	12.59	2.27	—	13,515	12.59	2.27	—
$15.00 to $19.99	12,750	$15.61	2.03	—	12,750	$15.61	2.03	—
	1,522,204			$415	1,225,160			$415
In the year ended December 31, 2018, the Company issued 355,092 shares upon exercise of stock options at an average exercise price of $2.15 for proceeds of $0.76 million. These options had an intrinsic value of $0.41 million.
In the year ended December 31, 2017,no shares were issued due to the exercise of stock options.
In the year ended December 31, 2016 the Company issued 8,369 shares upon exercise of stock options at an average exercise price of $2.12 for proceeds of $0.02 million. These options had an intrinsic value of $0.01 million.
The share-based compensation recorded during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years ended
	December 31,
	2018	2017	2016
Share-based compensation (1)(2)	$2,762	$3,525	$2,657
Value of stock options and RSUs granted	$2,762	$3,525	$2,657

(1)
The fair value of the options granted under the Compensation Plan for the years ended December 31, 2018, 2017 and 2016 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

	2018	2017	2016
Risk-free interest rate	2.84%	1.93%	1.03% - 1.43%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	59.00%*	63.0%*	64.7% -74.8%*
Expected dividend yield	0%	0%	0%
Weighted-average expected life of option	5.00	5.00	5.00
Weighted-average grant date fair value	$0.96	$1.20	$1.22 - $1.23
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

(2)	The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2018, 2017 and 2016, was estimated at the date of grant, using the stated market price.
A summary of the status and activity of non-vested stock options at December 31, 2018 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2015	177,698	3.44
Granted	449,537	1.29
Vested	(331,482)	2.26
Forfeited	(68,575)	1.56
Non-vested December 31, 2016	227,178	1.48
Granted	738,893	1.18
Vested	(486,386)	1.30
Forfeited	(114,505)	1.22
Non-vested December 31, 2017	365,180	1.20
Granted	442,956	0.96
Vested	(448,662)	1.10
Forfeited	(62,430)	0.96
Non-vested December 31, 2018	297,044	1.06
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the year ended December 31, 2018, the Company’s Board of Directors approved the issuance of 1.19 million RSUs under the Compensation Plan (2017 – 1.39 million, 2016 - 1.21 million).
A summary of the status and activity of non-vested RSUs at December 31, 2018 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2015	272,866	4.03
Granted	1,205,336	2.14
Vested	(138,608)	4.65
Forfeited	(9,125)	5.39
Non-vested December 31, 2016	1,330,469	2.37
Granted	1,390,705	2.09
Vested	(752,580)	2.35
Forfeited	(59,118)	2.29
Non-vested December 31, 2017	1,909,477	2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	(34,296)	2.00
Non-vested December 31, 2018	1,580,187	$1.99
The total fair value of RSUs that vested and were settled for equity in the year ended December 31, 2018 was $1.49 million (2017 – $1.69 million, 2016 - $0.30 million). At December 31, 2018, there was $0.05 million and $0.88 million of unrecognized compensation costs related to the unvested stock options and RSU awards, respectively. This cost is expected to be recognized over a period of approximately three years.
Share Appreciation Rights
No SARs were issued during the year ended December 31, 2018, or in any prior years.

17. INCOME TAXES
A reconciliation of income tax expense and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

		Year ended
		December 31,
	2018	2017	2016
Loss before income taxes	$(25,364)	$(27,990)	$(39,864)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	(6,721)	(7,400)	(10,600)
Stock based compensation	623	934	704
Other non-deductible/non-taxable items	597	(1,303)	—
Foreign tax rate differences	—	—	(2,962)
Unrecognized deferred tax assets	5,501	7,769	12,858
Income tax expense	$—	$—	$—
The components of the net deferred tax assets and liabilities as of December 31, 2018, 2017 and 2016 are as follows:

	Year ended
	December 31,
	2018	2017
Current deferred tax assets
Inventories	1,812	2,148
Short-term investments	209	1,216
Total current deferred tax assets	2,021	3,364
Non-current deferred tax assets
Operating loss carry forwards	80,290	74,644
Capital loss carry forwards	14,903	15,286
Deferred revenue and other	3,622	3,695
Mineral properties and deferred costs	28,317	28,080
Asset retirement obligations	5,062	4,844
Intangibles and other	—	(663)
Property, plant and equipment	1,549	845
Total non-current deferred tax assets	133,743	126,731
Subtotal deferred tax asset	135,764	130,095
Less: valuation allowance	(135,764)	(130,095)
Net deferred tax asset	$—	$—
At December 31, 2018, and 2017, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.

The following table summarizes the changes to the valuation allowance:

For the Year	Balance at
Ended	Beginning of			Balance at End
December 31,	Period	Additions (a)	Deductions (b)	of Period
2018	130,095	7,469	(1,800)	135,764
2017	163,666	4,259	(37,830)	130,095

a)
The additions to the valuation allowance result from additional losses incurred and increases to other tax assets such as mineral proprety and property, plant and equipment. Management does not feel these additions meet the more-likely-than-no ciriterion for recognition.

b)	The reductions to the valuation allowance result primarily from the decreases to other tax assets such as inventories, short-term investments and deferred revenue.
The following table summarizes the Company's capital losses and net operating losses as of December 31, 2018 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$37,018	2027 - 2036
Canada	Allowable Capital losses	3,293	None
Canada	Investment Tax Credits	1,213	2023-2027
United States	Pre-2018 Net Operating losses	250,370	2026-2036
United States	Post-2017 Net Operating losses	15,949	None
United States	Capital losses	52,591	2019
	Section 163j Disallowed Interest	353	None
Utilization of the United States loss carry forwards will be limited in any year as a result of previous changes in ownership. For the Energy Fuels Holding Corporation and Subsidiaries consolidated group, management estimates that approximately $75 million in net operating losses will expire unutilized as a result of these limitations.
In addition, as a result of the Tax Cuts and Jobs Act, United States net operating loss carryforwards generated after December 31, 2017 will be limited to usage at 80% of taxable income and will be permitted to be carried forward indefinitely.
Utilization of the Canadian loss carry forwards will be subject to the Acquisition of Control Rules in any year as a result of previous changes in ownership.

18.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of revenues are as follows:
The Company had three major customers to which its sales for the year were as follows: 2018 - $24.52 million; $5.03 million; $1.24 million; (2017 (three major customers) - $13.08 million; $6.99 million; $4.40 million); (2016 (three major customers) - $33.36 million; $8.69 million; $7.00 million).
The Company’s revenues by country of customer for the current year were as follows: 2018 - $25.76 million - U.S.; Other - $5.03 million; (2017 - $20.07 million - U.S.; Other - $4.40 million) (2016 -$50.76 million - U.S.; Other - $3.69 million).
Deferred revenue at December 31, 2018 of $2.72 million (2017 - $2.47 million) relates to proceeds received on toll materials in advance of required activity.

The components of other (expense) income are as follows:

	Years ended December 31,
	2018	2017	2016
Interest income	$336	$161	$143
Change in value of marketable securities	769	509	—
Change in value of warrant liabilities	(3,469)	784	420
Change in value of convertible Debentures	(612)	(940)	(407)
Gain on settlement of loans and borrowings	—	—	424
Gain on assets held for sale	341	—	—
Insurance settlement	—	—	223
Sales and property tax refunds	—	—	176
Gain on sale of mineral properties	—	—	316
Sale of surplus assets	293	1,913	—
Other	14	142	(96)
Other (expense) income	$(2,328)	$2,569	$1,199
The components of accounts payable and accrued liabilities are as follows:

	December 31, 2018	December 31, 2017
Accounts payable	$1,881	$762
Payroll liabilities	1,928	835
Other accrued liabilities	4,112	4,852
Accounts payable and accrued liabilities	$7,921	$6,449

19.    COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In January 2013, the Ute Mountain Ute tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued, the White Mesa Mill’s license for another ten years and Groundwater Discharge Permit for another five years. In March of 2018, the Grant Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (the “Petitioners”) filed Petitions for Review challenging UDEQ’s renewal of the license and permit. Petitioners subsequently filed with UDEQ Requests for Appointment of an Administrative Law Judge (“ALJ”), which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company has met with representatives from all parties in order to determine whether pending administrative proceedings can be settled. Discussions are ongoing. The Company does not consider these challenges to have any merit. If such challenges are heard by the agency and are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs then petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel denied the petition for rehearing en banc but withdrew its prior opinion and filed a new opinion affirming three of the claims and remanding the fourth claim back to the District Court to hear on the merits. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to cease mining or mining-related projects at the Canyon Project until the USFS was found to have fully complied with all applicable laws. At this time, the scope and costs of ceasing work on the Canyon Project have not yet been determined and could significantly impact our future operations.
On December 26, 2018, the Havasupai Tribe filed an Application for an Extension of Time to File a Petition for a Writ of Certiorari with the Supreme Court of the United States. This Application is currently being evaluated. The Company does not consider this action to have any merit.
Daneros Mine
On February 23, 2018, the BLM issued the EA, Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Appellants”) filed a Notice of Appeal to the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Mineral property commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually and annual renewal costs are expected to total $1.43 million for the year ended December 31, 2019.
Surety bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. The Company currently has $19.65 million posted against an undiscounted ARO of $41.32 million (December 2017 - $22.13 million posted against undiscounted asset retirement obligation of $43.46 million).
Commitments
The Company is contractually obligated under a non-material Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

20. UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION
The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2018, and December 31 2017.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited) (in thousands, except share and per share amounts)
Net Sales	$1,254	$26,973	$451	$3,043
Gross Profit (loss)	$(994)	$14,964	$(263)	$(1,317)

Net (loss) income	$(10,829)	$7,144	$(13,897)	$(7,780)
Basic Net (loss) income per share	$(0.14)	$0.09	$(0.16)	$(0.09)
Diluted Net (loss) income per share	$(0.14)	$0.08	$(0.16)	$(0.09)

Net (loss) income attributable to Owners of the Company	$(10,822)	$7,149	$(13,812)	$(7,760)
Basic Net (loss) attributable to owners of the Company per share	(0.14)	0.09	(0.16)	(0.09)
Diluted Net (loss) income attributable to Owners of the Company per share	(0.14)	0.08	(0.16)	(0.09)

Weighted average shares outstanding Basic	75,209,456	77,513,180	87,197,294	91,105,260
Weighted average shares outstanding Diluted	75,209,456	86,534,484	87,197,294	91,105,260

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(unaudited) (in thousands, except share and per share amounts)
Net Sales	$3,756	$17,883	$5,499	$3,908
Gross Profit (loss)	$1,685	$4,855	$1,931	$(135)

Net loss	$(10,596)	$(4,480)	$(4,884)	$(8,030)
Net loss per share	$(0.15)	$(0.06)	$(0.07)	$(0.11)

Net loss attributable to Owners of the Company	$(10,508)	$(4,470)	$(4,766)	$(8,022)
Net loss attributable to Owners of the Company per share	$(0.15)	$(0.06)	$(0.07)	$(0.11)

Weighted average shares outstanding Basic and Diluted	68,761,350	70,423,642	71,436,413	72,164,932

21.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2018. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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
Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the Company's Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in other income (expense). The Company's investments in marketable equity securities which are exchange traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company's investments are marketable debt securities which are exchange traded and are valued using quoted prices of a pricing service and such are classified within Level 2 of the fair value hierarchy. The Company's warrants are classified as liabilities.  The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), in the statements of operations. The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy using quoted market prices in active markets.
The warrants issued in March 2016 are classified as Level 3 under the fair value hierarchy as they are valued with Level 3 (Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability) inputs and the Black-Scholes option model.
As at December 31, 2018 and 2017, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

December 31, 2018	Level 1	Level 2	Level 3	Total
Investments at fair value	$1,107	$—	$—	$1,107
Marketable equity securities	1,460	—	—	1,460
Marketable debt securities	—	25,601	—	25,601
Warrant liabilities (Note 14)	(5,621)	—	(662)	(6,283)
Convertible Debentures (Note 13)	(15,880)	—	—	(15,880)
	$(18,934)	$25,601	$(662)	$6,005

December 31, 2017	Level 1	Level 2	Level 3	Total
Investments	$1,937	$—	$—	$1,937
Warrant liabilities (Note 14)	(2,991)	—	(385)	(3,376)
Convertible debentures (Note 13)	(16,636)	—	—	(16,636)
	$(17,690)	$—	$(385)	$(18,075)

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2018:

Level 3 Warrant Liabilities

Fair Value at December 31, 2017	385
Fair value of warrants exercised	(120)
Change in fair value (1)	397
Fair Value at December 31, 2018	662
(1) The gain (loss) recognized in included in Other Income (Expense) on the Consolidated Statement of Operations.

There were no transfers into or out of Level 3 during the year ended December 31, 2018.

22.	REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

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

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. There is no impact to revenues for the year ended December 31, 2018 as we did not receive any alternate feed material which would have been classified as deferred revenue in the period.

All revenue recognized is a result of contracts with customers either through sales contracts or alternate feed agreements.

The Company applied Topic 606 retrospectively using the practical expedient, under which the Company does not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application – i.e. January 1, 2018. As of December 31, 2018, the Company has one customer contract with material performance obligations remaining. The Company's has yet to deliver material from its toll processing activities to the customer. At the time of delivery we will recognize the deferred revenue. The Company's remaining performance obligations are expected to be completed within 2019. The Company's estimated revenue expected to be recognized in the future related to performance obligations that are partially unsatisfied at December 31, 2018 is $2.74 million. The Company's existing long term contracts expired following the Company's 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies.

23. RELATED PARTY TRANSACTIONS

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

United Nuclear contributed $nil to the expenses of the Arkose Joint Venture based on the approved budget for the twelve months ended December 31, 2018.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). At December 31, 2018, the Company has accrued $0.50 million of this liability on the balance sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the year ended December 31, 2018. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of December 31, 2018, the Company has accrued $1.35 million of this liability on the balance sheet.

24. SUBSEQUENT EVENTS
Issuance of stock options and RSUs
On January 22, 2019 the Company granted 0.35 million stock options with an exercise price of $2.92 per share, 2.20 million stock appreciation rights ("SARs") at a grant price of $2.92 per share, and 0.72 million RSUs to its employees, directors and consultants. The options carry a five-year life and vest as follows: 50% immediately; 25% on January 23, 2019; 25% on January 23, 2020. The SARs have a term of five years and vest as follows: one-third of the SARs granted, automatically upon the volume weighted average price of the Company’s common shares on the NYSE American equaling or exceeding US$5.00 for any continuous 90-day period; one-third of the SARs granted, automatically upon the volume weighted average price of the Company’s common shares equaling or exceeding US$7.00 for any continuous 90-day period; and one-third of the SARs granted, automatically upon the volume weighted average price of the Company’s common shares equaling or exceeding US$10.00 for any continuous 90-day period. None of the SARs may be exercised before January 22, 2020. The RSUs vest as follows: 50% on January 27, 2020; 25% on January 27, 2021; and 25% on January 27, 2022.
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
The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 and no material weaknesses were discovered.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Operations Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Notes to the Consolidated Financial Statements

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

4.2	Financing Agreement between Johnson County, Wyoming and Uranerz Energy Corporation dated November 26, 2013.(8)

4.3	Bond Purchase Agreement among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 12, 2013.(9)

4.4	Promissory Note among the State of Wyoming, Johnson County and Uranerz Energy Corporation dated November 26, 2013.(10)

4.5	Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement between Uranerz Energy Corporation and UMB Bank, n.a. as Trustee and Mortgagee dated November 26, 2013 (11)

4.6	Shareholder Rights Plan between Energy Fuels Inc., and CIBC Mellon Trust Company dated February 3, 2009.(12)

4.7	Warrant Indenture between Energy Fuels Inc. and CST Trust Company providing for the issue of common share purchase warrants dated March 14, 2016.(13)

4.8	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016.(14)

4.9	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016.(15)

10.1	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (16)

Exhibit No.	Document Description

10.2	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (17)

10.3
Consent, Waiver and Release Agreement and Amendment to Financing Agreement among Uranerz Energy Corp., Johnson County, WY, and the State of Wyoming acting by and through the Wyoming State Treasurer, Energy Fuels Holdings Corp., and UMB Bank, n.a., dated March 14, 2018 and Effective May 1, 2018 (18)

10.4	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015.(19)

10.5	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (20)

10.6	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (21)

10.7	Release of Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement, dated September 11, 2018 (22)

10.8	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated December 23, 2016.(23)

10.9	Form of Indemnity Agreement between Energy Fuels and its officers and directors.(24)

10.10	Employment Agreement between Energy Fuels Inc. and David C. Frydenlund effective March 2, 2018 (25)

10.11	Employment Agreement between Energy Fuels Inc. and W. Paul Goranson effective February 14, 2018 (26)

10.12	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers effective April 14, 2016.(27)

10.13	Employment Agreement between Energy Fuels Inc. and Mark S. Chalmers effective February 1, 2018 (28)

10.14	Amendment No. 1 dated December 29, 2017 to the Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. originally dated December 23, 2016.(29)

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP, Independent Registered Public Accountants, U.S.

23.2	Consent of Roscoe Postle Associates Inc.

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas H. Underhill

23.5	Consent of Thomas C. Pool

23.6	Consent of Robert Michaud

Exhibit No.	Document Description
23.7	Consent of Stuart E. Collins

23.8	Consent of Mark B. Mathisen

23.9	Consent of Harold R. Roberts

23.10	Consent of David A. Ross

23.11	Consent of Peters Geosciences

23.12	Consent of Douglas C. Peters

23.13	Consent of BRS Inc.

23.14	Consent of Douglas L. Beahm

23.15	Consent of W. Paul Goranson

23.16	Consent of Daniel Kapostasy

23.17	Consent of Allan Moran

23.18	Consent of Frank A. Daviess

23.19	Consent of SRK Consulting (U.S.) Inc.

23.20	Consent of Christopher Moreton

23.21	Consent of Valerie Wilson

23.22	Consent of Jeffrey Woods

23.23	Consent of KPMG LLP, Independent Registered Public Accountants, Canada

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

(1)	Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed March 10, 2016.

(2)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed on September 16, 2016.

(3)	Incorporated by reference to Exhibit 1.2 of Energy Fuels’ Form 8-K filed with the SEC on September 16, 2016.

(4)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(5)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(6)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2016.

(8)	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(9)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(10)	Incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(11)	Incorporated by reference to Exhibit 4.4 to the Form 8-K filed on December 3, 2013 by Uranerz Energy Corporation.

(12)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.

(13)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.

(14)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.

(15)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.

(16)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.

(17)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.

(18)	Incorporated by reference to Exhibit 1.2 to Energy Fuels’ Form 8-K filed on May 3, 2018.

(19)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.

(20)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on June 1, 2018.

(21)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.

(22)	Incorporated by reference to Exhibit 4.15 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.

(23)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on December 23, 2016.

(24)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(25)	Incorporated by reference to Exhibit 10.6 of Energy Fuels’ Form 10-K filed with the SEC on March 9, 2018.

(26)	Incorporated by reference to Exhibit 10.7 of Energy Fuels’ Form 10-K filed with the SEC on March 9, 2018.

(27)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 6, 2016.

(28)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 9, 2018.

(29)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed with the SEC on December 29, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 11, 2019

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 11, 2019

Per:	/s/ David C. Frydenlund
David C. Frydenlund, Chief Financial Officer
(Principal Financial Officer)
Date: March 11, 2019

Per:	/s/ Matthew J. Tarnowski
Matthew J. Tarnowski, Chief Accounting Officer & Controller
Date: March 11, 2019

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 11, 2019

Per:	/s/ Paul A. Carroll
Paul A. Carroll, Director
Date: March 11, 2019

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: March 11, 2019

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: March 11, 2019

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 11, 2019

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: March 11, 2019

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: March 11, 2019