Form 10-K/A
period 2018-12-31
ENERGY FUELS INC
filed 2019-03-13
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of common shares of the Registrant outstanding as of March 8, 2019 was 91,505,255.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Energy Fuels Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 12, 2019, and is being filed solely to amend the number of common shares of the Registrant outstanding as of March 8, 2019 contained on the cover page of the Form 10-K to correct a typographical error in the number of common shares outstanding.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of the cover page of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 12, 2019

By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer
(Principal Financial Officer)
Date: March 12, 2019

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