Form 10-K/A
period 2018-12-31
ENERGY FUELS INC
filed 2019-03-14
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Energy Fuels Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 12, 2019, and is being filed solely to correct an administrative error of a missing conformed signature in The Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 from the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.
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

PART II
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

Exhibit No.	Document Description

23.1	Consent of KPMG LLP, Independent Registered Public Accountants, U.S.

23.23	Consent of KPMG LLP, Independent Registered Public Accountants, Canada

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 13, 2019

By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer
Date: March 13, 2019