Form 10-Q
period 2019-03-31
ENERGY FUELS INC
filed 2019-05-08
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
93,495,991 common shares, without par value, outstanding as of May 7, 2019.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2019

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

•	risks related to the Company’s ability to recover copper from our Canyon uranium project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to our ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to our ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to our lack of dividends;

•	risks related to recent market events;

•	risks related to our issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to our mineral properties;

•	risks related to our outstanding debt; and

•	risks related to our securities.

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
Canadian standards, including NI 43-101, differ significantly from the requirements of SEC Industry Guide 7, and reserve and resource information contained herein, or incorporated by reference in this Quarterly Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting reserve and resource information under SEC Industry Guide 7. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under SEC Industry Guide 7 standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves; the three-year historical average price, to the extent possible, is used in any reserve or cash flow analysis to designate reserves; and the primary environmental analysis or report must be filed with the appropriate governmental authority.
SEC Industry Guide 7 disclosure standards historically have not permitted the inclusion of information concerning “Measured Mineral Resources,” “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by SEC Industry Guide 7 standards. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral reserves. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable.
Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, SEC Industry Guide 7 historically only permitted issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of SEC Industry Guide 7, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with SEC Industry Guide 7 standards.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of US dollars, except per share amounts)

	For the three months ended
	March 31,
	2019	2018
Revenues
Uranium concentrates	$—	$1,238
Vanadium concentrates	1,168	—
Alternate feed materials processing and other	502	16
Total revenues	1,670	1,254
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	1,238
Costs and expenses applicable to vanadium concentrates	532	—
Costs and expenses applicable to alternate feed materials and other	384	—
Total costs and expenses applicable to revenues	916	1,238
Other operating costs
Impairment of inventories	1,176	1,010
Development, permitting and land holding	4,342	1,600
Standby costs	1,084	2,512
Accretion of asset retirement obligation	513	459
Selling costs	10	65
General and administration	3,751	4,770
Total operating loss	(10,122)	(10,400)

Interest expense	(329)	(492)
Other (loss) income	(1,683)	63
Net loss	(12,134)	(10,829)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(136)	(463)
Unrealized loss on available-for-sale assets	—	(224)
Other comprehensive loss	(136)	(687)
Comprehensive loss	$(12,270)	$(11,516)

Net loss attributable to:
Owners of the Company	$(12,127)	$(10,822)
Non-controlling interests	(7)	(7)
	$(12,134)	$(10,829)
Comprehensive loss attributable to:
Owners of the Company	$(12,263)	$(11,509)
Non-controlling interests	(7)	(7)
	$(12,270)	$(11,516)

Basic and diluted loss per share	$(0.13)	$(0.14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$15,310	$14,640
Marketable securities	17,454	27,061
Trade and other receivables, net	864	1,191
Inventories, net	19,138	16,550
Prepaid expenses and other assets	1,257	1,411
Total current assets	54,023	60,853
Inventories, net	1,772	1,772
Operating lease right of use asset	1,142	—
Investments accounted for at fair value	1,166	1,107
Plant, property and equipment, net	29,017	29,843
Mineral properties, net	83,539	83,539
Restricted cash	19,682	19,652
Total assets	$190,341	$196,766

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,222	$7,921
Current portion of operating lease liability	275	—
Current portion of warrant liabilities	—	662
Current portion of asset retirement obligation	270	270
Total current liabilities	6,767	8,853
Warrant liabilities	7,142	5,621
Operating lease liability	954	—
Deferred revenue	2,223	2,724
Asset retirement obligation	19,347	18,834
Loans and borrowings	17,640	15,880
Total liabilities	54,073	51,912
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 93,102,682 at March 31, 2019 and 91,445,066 at December 31, 2018	472,987	469,303
Accumulated deficit	(344,185)	(332,058)
Accumulated other comprehensive income	3,707	3,843
Total shareholders' equity	132,509	141,088
Non-controlling interests	3,759	3,766
Total equity	136,268	144,854
Total liabilities and equity	$190,341	$196,766

Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of US dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by at-the-market offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(10,822)	—	(10,822)	(7)	(10,829)
Other comprehensive loss	—	—	—	(687)	(687)	—	(687)
Shares issued for cash by at-the-market offering	711,253	1,176	—	—	1,176	—	1,176
Share issuance cost	—	(29)	—	—	(29)	—	(29)
Share-based compensation	—	1,202	—	—	1,202	—	1,202
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at March 31, 2018	75,977,269	$431,818	$(317,635)	$1,602	$115,785	$3,876	$119,661

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of US dollars)

	For the three months ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss for the period	$(12,134)	$(10,829)
Items not involving cash:
Depletion, depreciation and amortization	314	327
Stock-based compensation	1,121	1,202
Change in value of convertible debentures	1,436	145
Change in value of warrant liabilities	732	(364)
Accretion of asset retirement obligation	513	459
Unrealized foreign exchange losses	500	(1,148)
Impairment of inventories	1,176	1,010
Other non-cash expenses	90	688
Changes in assets and liabilities
Increase in inventories	(3,252)	(775)
Decrease (Increase) in trade and other receivables	329	(952)
Decrease in prepaid expenses and other assets	154	224
Decrease in accounts payable and accrued liabilities	(2,031)	(1,797)
Cash paid for reclamation and remediation activities	—	(23)
Changes in deferred revenue	(501)	—
	(11,553)	(11,833)
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	—	(14)
Maturities and sales of marketable securities	9,950	—
	9,950	(14)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	2,409	1,147
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)
Repayment of loans and borrowings	—	(836)
Cash received from exercise of stock option	102	—
	2,511	(603)

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	908	(12,450)
Effect of exchange rate fluctuations on cash held in foreign currencies	(208)	(56)
Cash, cash equivalents and restricted cash - beginning of period	34,292	40,701
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$34,992	$28,195
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$—	$156
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(unaudited)(Tabular amounts expressed in thousands of US Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time to time from solutions in its tailing impoundment system.
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2018. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 with the following addition to the inventory policy included below.

Inventories

In-process and concentrate inventories include the cost of the material processed from the stockpile, as well as production costs incurred to extract uranium bearing fluids from the wellfields, and all costs to recover the uranium into concentrates, recover vanadium concentrates from pond solutions or process through the White Mesa Mill. Finished uranium or vanadium concentrate inventories also include costs of any finished product purchased from the market. Recovery costs typically include labor, chemical reagents and directly attributable mill and plant overhead expenditures.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	MARKETABLE SECURITIES

The following table summarizes our marketable securities by significant investment categories as of March 31, 2019:

	Cost Basis	Gross Unrealized losses	Gross Unrealized gains	Fair Value
Marketable debt securities(1)	$16,070	$—	$116	$16,186
Marketable equity securities	948	(571)	891	1,268
Marketable securities	$17,018	$(571)	$1,007	$17,454
(1) Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies and tradeable certificates of deposits.

The following table summarizes our marketable securities by significant investment categories as of December 31, 2018:

	Cost Basis	Gross Unrealized losses	Gross Unrealized gains	Fair Value

Marketable debt securities (1)	$25,523	$(5)	$83	$25,601
Marketable equity securities	1,062	(549)	947	1,460
Marketable securities	$26,585	$(554)	$1,030	$27,061
(1) Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies, and tradeable certificates of deposits.

During the three months ended March 31, 2019 and 2018, we did not recognize any significant other-than-temporary impairment losses.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$13,051
Due in 12 months to two years	3,135
Due in greater than two years	—
$16,186

4.	INVENTORIES

	March 31, 2019	December 31, 2018
Concentrates and work-in-progress	$16,683	$14,746
Inventory of ore in stockpiles	1,139	883
Raw materials and consumables	3,088	2,693
	$20,910	$18,322
Inventories - by duration
Current	$19,138	$16,550
Long term - raw materials and consumables	1,772	1,772
	$20,910	$18,322

5.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	March 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(12,533)	$16,677	$29,210	$(12,021)	$17,189
Alta Mesa	13,656	(2,552)	11,104	13,656	(2,319)	11,337
Equipment and other	13,444	(12,208)	1,236	13,444	(12,127)	1,317
Plant and equipment total	$56,310	$(27,293)	$29,017	$56,310	$(26,467)	$29,843

The following is a summary of mineral properties:

	March 31, 2019	December 31, 2018
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2019	December 31, 2018
Asset retirement obligation, beginning of period	$19,104	$18,280
Revision of estimate	—	(662)
Accretion of liabilities	513	1,835
Settlements	—	(349)
Asset retirement obligation, end of period	$19,617	$19,104
Asset retirement obligation:
Current	$270	$270
Non-current	19,347	18,834
Asset retirement obligation, end of period	$19,617	$19,104
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at March 31, 2019 is $41.32 million (December 31, 2018 - $41.32 million).

The following table summarizes the Company’s restricted cash:

	March 31, 2019	December 31, 2018
Restricted cash, beginning of period	$19,652	$22,127
Additional collateral posted	—	117
Refunds of collateral	30	(2,592)
Restricted cash, end of period	$19,682	$19,652
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 14 for a discussion of the Company’s surety bond commitments.

Cash, cash equivalents and restricted cash are included in the following accounts at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$15,310	$14,640
Restricted cash included in other long-term assets	19,682	19,652
Total cash, cash equivalents and restricted cash	$34,992	$34,292

7.	LOANS AND BORROWINGS
The Company’s convertible debentures which are measured at fair value, are $17.64 million and $15.88 million as of March 31, 2019 and December 31, 2018, respectively.
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
The Debentures accrue interest, payable semi-annually in arrears on June 30 and December 31 of each year at a fluctuating rate of not less than 8.5% and not more than 13.5%, indexed to the simple average spot price of uranium as reported on the UxC, LLC ("UxC") Weekly Indicator Price. The Debentures may be redeemed in whole or part, at par plus accrued interest and unpaid interest by the Company between June 30, 2019 and December 31, 2020 subject to certain terms and conditions, provided the volume weighted average trading price of the common shares of the Company on the Toronto Stock Exchange ("TSX") during the 20 consecutive trading days ending five days preceding the date on which the notice of redemption is given is not less than 125% of the conversion price.
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
The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three months ended March 31, 2019 the Company recorded a gain on revaluation of convertible Debentures of $1.44 million (March 31, 2018 – gain of $0.15 million for the three months ended).

8.	LEASES

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases, and the series of related Accounting Standards Updates that followed (collectively referred to as “ASC 842”). Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. In addition, the new standard requires additional qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted the new standard using the modified retrospective approach with a cumulative effect adjustment on January 1, 2019. Prior comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods (ASC 840). The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry-forward historical lease classifications. The Company also elected the practical expedient to not separate lease components from nonlease components for all asset classes, and we elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year.

The adoption of the new standard resulted in the recognition of operating lease ROU assets of $1.14 million, current operating lease liabilities of $0.27 million, and noncurrent operating lease liabilities of $0.96 million. Adoption of this standard had no impact on the statement of operations or retained earnings.

Lessee

The Company’s leases primarily include operating leases for corporate offices. These leases have a remaining lease term of less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within ROU assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. We also sublease office space to a third party, which has a remaining term of less than one year.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Because most of the Company's leases do not provide an explicit rate of return, the Company's incremental secured borrowing rate based on lease term information available at the commencement date of the lease will be used in determining the present value of lease payments. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in General and administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in the condensed Consolidated Balance Sheets.

Total lease cost includes the following components:

Three months ended March 31, 2019

Operating leases	$105
Short-term leases	61
Sublease income	(28)
Total lease expense	$138

Total lease expense was $0.17 million for the three months ended March 31, 2018.

The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 31, 2019
Weighted average remaining lease term of operating leases	3.9 years
Weighted average discount rate of operating leases	9.00%

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$82

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Years Ending December 31:
2019 (excluding the three months ended March 31, 2019)	$289
2020	336
2021	343
2022	351
2023	147
Thereafter	—
Total Lease Payments	$1,466
Less: Interest	(237)
Present Value of Lease Liabilities	$1,229

9.	CAPITAL STOCK
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
Issued capital stock
In the three months ended March 31, 2019, the Company issued 754,712 Common Shares under the Company’s “at-the-market” offering (the “ATM”) for net proceeds of $2.41 million.
Share Purchase Warrants

The following table summarizes the Company’s share purchase warrants denominated in US dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at March 31, 2019
September 2016 (a)	September 20, 2021	2.45	4,167,480	7,142
(a) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 16).
On March 14, 2019, 2,328,925 warrants issued in March 2016 expired unexercised.

10.	BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, is as follows:

	Three months ended March 31,
	2019	2018
Loss attributable to shareholders	$(12,127)	$(10,822)
Basic and diluted weighted average number of common shares outstanding	92,152,844	75,209,456
Loss per common share	$(0.13)	$(0.14)
For the three months ended March 31, 2019, 5.85 million (March 31, 2018 - 9.04 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

11.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At March 31, 2019, a total of 9,310,268 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.35 million options granted in the three months ended March 31, 2019 (three months ended March 31, 2018 – 0.42 million options). At March 31, 2019, there were 1.68 million options outstanding with 1.40 million options exercisable, at a weighted average exercise price of $3.32 and $3.48 respectively, with a weighted average remaining contractual life of 3.69 years. The aggregate intrinsic value of the fully vested options was $0.90 million.
The fair value of the options granted under the Compensation Plan for the three months ended March 31, 2019 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	2.620
Expected life	5.0 years
Expected volatility	59.4	*
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.54

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at March 31, 2019 and December 31, 2018, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2017	$1.77 - $15.61	$4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	354,844
Exercised	1.70 - 2.88	2.40	(33,906)
Forfeited	4.44 - 7.42	4.78	(227,117)
Expired	6.77	6.77	(141,800)
Balance, March 31, 2019	$1.70 - $15.61	$3.32	1,684,775
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2019 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2018	297,044	$1.06
Granted	354,844	1.54
Vested	(363,016)	1.31
Forfeited	—	—
Non-vested March 31, 2019	288,872	$1.33
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the three months ended March 31, 2019, the Company's Board of Directors issued 0.72 million RSUs under the Compensation Plan (March 31, 2018 - 1.13 million).
A summary of the status and activity of non-vested RSUs at March 31, 2019 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2018	1,580,187	$1.99
Granted	721,750	2.92
Vested	(839,348)	1.99
Forfeited	(105,706)	2.24
Non-vested March 31, 2019	1,356,882	$2.47
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2019 was $2.44 million (March 31, 2018 – $2.41 million).
Share Appreciation Rights
During the three months ended March 31, 2019, the Company's Board of Directors issued 2.20 million SARs under the Compensation Plan (March 31, 2018 - $nil) with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are purely performance based, because they only vest upon the achievement of aggressive performance goals designed to significantly increase shareholder value.
Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Corporation) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the volume weighted average price (“VWAP”) of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Corporation’s common shares on the NYSE American equaling or exceeding $7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Corporation’s common shares on the NYSE American equaling or exceeding $10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
The share-based compensation recorded during the three months ended March 31, 2019 was $1.12 million (three months ended March 31, 2018 - $1.20 million).
At March 31, 2019, there were $0.20 million, $1.64 million and $2.40 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

12.	INCOME TAXES

As of March 31, 2019, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2019, and December 31, 2018.

13.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other (loss) income are as follows:

	Three months ended March 31,
	2019	2018
Interest income	$111	$50
Change in value of investments accounted for at fair value	375	(224)
Change in value of warrant liabilities	(732)	364
Change in value of convertible debentures	(1,436)	(145)
Sale of surplus assets	—	14
Other	(1)	4
Other (loss) income	$(1,683)	$63

14.	COMMITMENTS AND CONTINGENCIES
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
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the Company’s White Mesa Mill license for another ten years, and Groundwater Discharge Permit for another five years, after which renewal periods further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued. In March 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch served Petitions for Review challenging UDEQ’s renewal of the license and permit. Then, in May and June 2018, Uranium Watch, the Grand Canyon Trust and the Ute Mountain Ute Tribe filed with UDEQ Requests for Appointment of an Administrative Law Judge, which they subsequently agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company has met with representatives from all parties in order to determine whether the pending administrative proceedings can be settled. Discussions are ongoing. The Company does not consider these challenges to have any merit. If the challenges are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
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
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc.  The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision.  The one exception relates to Plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing.  The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiff’s have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim.  A schedule for briefing on the matter is expected to be set within the second quarter of 2019. If the Canyon Plaintiffs are successful on this claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
On March 21, 2019, the Havasupai Tribe filed a Petition for a Writ of Certiorari regarding its claims in this matter with the Supreme Court of the United States, requesting that the Supreme Court hear this case. The petition was placed on the docket on March 25, 2019, and is currently under consideration by the Supreme Court. The Company does not expect the Supreme Court to grant the petition, as the Company believes the petition does not (i) raise an important federal question, (ii) identify a circuit split on the issue, or (iii) pertain to a question of federal law decided by a state court.
Daneros Project
On February 23, 2018, the BLM issued the EA, Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the“Appellants”) filed a Notice of Appeal to the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision

Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $19.68 million posted against an undiscounted asset retirement obligation of $41.32 million (December 31, 2018 - $19.65 million posted against an undiscounted asset retirement obligation of $41.32 million).
Commitments
The Company is contractually obligated under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

15.	RELATED PARTY TRANSACTIONS

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

United Nuclear contributed $nil to the expenses of the Arkose Joint Venture based on the approved budget for the three months ended March 31, 2019.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now EFR Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,247,570 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which requires Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). As of March 31, 2019, the Company has accrued $0.55 million of this liability on the condensed Consolidated Balance Sheet. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months ended March 31, 2019 and does not anticipate paying any royalty payments or surface use payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2019. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 have been deferred until June 30, 2019 at which time the Company will pay $1.35 million to settle this obligation. As of March 31, 2019, the Company has accrued $1.35 million of this liability on the condensed Consolidated Balance Sheet.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of March 31, 2019. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2019, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$1,166	$—	$—	$1,166
Marketable equity securities	1,268	—	—	1,268
Marketable debt securities	—	16,186	—	16,186
Warrant liabilities	(7,142)	—	—	(7,142)
Convertible debentures	(17,640)	—	—	(17,640)
	$(22,348)	$16,186	$—	$(6,162)
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
From April 1, 2019 through May 7, 2019, the Company issued 0.35 million common shares at an average price of $3.62 for proceeds of $1.28 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three month periods ended March 31, 2019, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
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

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company has commenced vanadium recovery from pond solutions at the Mill. The Company is also evaluating opportunities for copper recovery from our Canyon Project.

The Mill, located near Blanding Utah, processes ore mined from the Four Corners region of the United States as well as Alternate Feed Materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium. The Mill is licensed to process an average of 2,000 tons of ore per day and to extract approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as Alternate Feed Materials.

Currently, there are no mines operating in the vicinity of the Mill, due to low uranium prices. The Mill is currently processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years the Mill has recovered dissolved uranium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior thirty-plus years of operations (“Pond Return”). The Company is actively pursuing additional toll and Alternate Feed Materials for processing at the Mill.

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

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices dropped 8% during the first three months of 2019 from $27.00 per pound on December 31, 2018 to $24.90 per pound on March 31, 2019, reaching a high of $29.10 per pound during the week of January 25, 2019. TradeTech price data also indicates that long-term U3O8 prices were flat, beginning the quarter at $32.00 per pound and ending the quarter at $32.00 per pound. On May 3, 2019, TradeTech reported a spot price of $25.00 per pound and a long-term price of $32.00 per pound. According to TradeTech, the January 2019 price rose due to “continued buying from producers, traders, and financial entities throughout the month, along with a definite uptick in utility buying.” (TradeTech, NMR, January 31,2019) The upward momentum seen in uranium prices abated in February, due to “muted buying interest,” especially in the U.S. where “utility buyers [were] preoccupied with government-issued questionnaires, one of which relates specifically to the ongoing Section 232 investigation.” (TradeTech, NMR, February 28, 2019). The spot price dropped further in March due to “increased pessimism of sellers due to the current discretionary nature of demand and the reticence of U.S. utilities to presently commit to spot purchases as they remain[ed] preoccupied with government- and trade-related issues, specifically the ongoing Section 232 investigation by the U.S. Department of Commerce (DOC).” (TradeTech, NMR, March 31, 2019). TradeTech went on to state that “[t]he looming Section 232 recommendations report, which is scheduled to be delivered by DOC to U.S. President Donald Trump on April 14, is expected by many to include a market remedy recommendation that consequently, has created market uncertainty for U.S. utilities and other market participants.” (TradeTech, NMR, March 31, 2019).

The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved over the past year, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also continues to believe that the Company’s joint filing of the "Section 232 Petition," discussed below, has injected uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.

Vanadium Market Update

According to weekly price data from Metal Bulletin, mid-point vanadium spot prices were $13.88 per pound of V2O5 on March 31, 2019. During the quarter, weekly mid-point spot prices for V2O5 as reported by Metal Bulletin dropped by approximately 19% from $15.50 per pound at the end of December 2018 to $13.88 per pound at the end of the quarter. The May 6, 2019 weekly spot price for vanadium as reported by Metal Bulletin was $9.10 per pound.

The Company believes that in 2018, global production cutbacks caused vanadium supply to fall below demand, creating a deficit in the market, leading to significant price increases. However, according to market analyst, CRU, markets fell by the end of 2018 due to “speculators … unwind[ing] their positions and markets reacted to weaker than expected demand from steelmakers in China.” (April 9, 2019). It is the Company’s belief that vanadium markets dropped further in 2019 due to lowered expectations for the Chinese economy. In the short term, the Company believes that the market dynamics that led to the increased prices in

2018 generally still exist, including increased demand due to new Chinese rebar standards and decreased supply due to environmental regulations. Longer-term, the Company expects vanadium prices to continue to be volatile, and mainly dictated by policies in, and the economy of, China. The Company also believes there could be increased demand for vanadium in the energy storage industry.

Operations Update and Outlook for Year Ending December 31, 2019

Overview
Operations and Sales Outlook Overview
The Company plans to extract and/or recover uranium from its Nichols Ranch Project in 2019. In addition, during 2019 the Company expects to extract and/or recover vanadium, and potentially uranium, from pond solutions at its White Mesa Mill, subject to continued successful recovery and suitable sales prices.
As a result of improved vanadium market conditions in 2018, the Company began its current campaign in early 2019 to recover between two and a half and four million pounds of vanadium over a 16 to 20-month period from existing pond solutions at the White Mesa Mill, which result from past mineral processing campaigns.
As a result of current low uranium market conditions, both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of potential relief under the ongoing Section 232 Investigation discussed below, or through improved uranium market fundamentals. Until such time as improvements in uranium market conditions are observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company will keep the Alta Mesa ISR Project and its conventional mining properties on standby. The Company is also seeking new sources of revenue, including new sources of Alternate Feed Materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions, largely unrelated to uranium sales prices. The Company will also continue its support of the Section 232 Investigation and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the quarter ended March 31, 2019, the Company recovered approximately 20,000 pounds of U3O8. In the year ending December 31, 2019, the Company expects to recover approximately 50,000 to 125,000 pounds of U3O8. The Company also recovered 325,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”), during the quarter ended March 31, 2019, and expects to continue to recover approximately 160,000 to 200,000 pounds of V2O5 per month over the life of the program, subject to continued successful recovery and depending on the availability of suitable sales prices.
The Company has entered into no uranium sales commitments for 2019 thus far. Therefore, all 2019 uranium production is expected to be added to existing inventories. All V2O5 production is expected to be sold on the spot market or maintained in inventory.
Both ISR and conventional uranium extraction and/or recovery are expected to continue to be maintained at reduced levels until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured. Continued vanadium production will depend on the continued availability of suitable vanadium spot prices.
ISR Activities
During the quarter ended March 31, 2019, we extracted and recovered approximately 20,000 pounds of U3O8 from the Nichols Ranch Project. In the year ending December 31, 2019, the Company expects to produce approximately 50,000 to 70,000 pounds of U3O8 from Nichols Ranch.
As of March 31, 2019, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time when improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company intends to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
The Company expects to continue to keep the Alta Mesa ISR Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities

During the quarter ended March 31, 2019, the White Mesa Mill recovered no uranium due to its focus on vanadium recovery.
During the quarter ended March 31, 2019, the Company produced 325,000 pounds of high-purity V2O5 from its Mill pond return program. The Company is currently producing at full production rates of 160,000 to 200,000 pounds of V2O5 per month. The Company expects to continue to recover V2O5 at these rates throughout 2019, subject to continued successful recovery and depending on the availability of suitable sales prices. If vanadium prices remain at current levels or decline, the Company may curtail or stop vanadium production during the year, pending improvements in vanadium prices. One of the benefits of the Mill’s vanadium pond return program is that it can be stopped and restarted relatively quickly in response to changes in vanadium market conditions.
In addition, the Company is evaluating whether uranium can be extracted, concurrent with its vanadium recovery, from the pond solutions. If the Company determines such recovery is possible, it expects that up to approximately 55,000 pounds of U3O8 could potentially be recovered at the White Mesa Mill in 2019 from those activities.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned vanadium and other processing activities will keep the Mill in operation through the end of 2019 and into 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed as a result of the Section 232 Investigation or otherwise, the Company would expect to be able to procure suitable long-term sales contracts to keep the Mill operating over a considerably longer period of time.
However, in the event the Company is unable to justify full operation of the Mill at any time, the Company would expect to place uranium and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile Alternate Feed Materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill's standby costs.
Conventional Standby, Permitting and Evaluation Activities
During the quarter ended March 31, 2019, the Company continued its test-mining program targeting vanadium at the fully-permitted La Sal Complex located on the Colorado Plateau, which it completed by the end of April 2019, in addition to pursuing enhanced operational readiness targeting future commercial production. The goal of the program was to evaluate different mining approaches that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8. During this program, the Company refurbished the La Sal and Pandora mines within the La Sal Complex and extracted approximately 6,000 tons of mineralized material. The Company expects to continue readiness activities throughout 2019. In addition, the Company expects to complete a surface and underground drilling program at the La Sal Complex by mid-2019 in order to potentially expand the known uranium and/or vanadium resources available to mine.
During 2019, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, and to continue pursuing any additional permitting actions that may be required to potentially recover copper at the White Mesa Mill. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects. The Company plans to accelerate the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the Record of Decision currently scheduled to be completed in 2021. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project and the Daneros Project. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.
Sales
During the quarter ended March 31, 2019, the Company completed no uranium sales. The Company currently has no remaining contracts, and is therefore fully unhedged to future uranium price increases.

The Company continued V2O5 shipments during the quarter ended March 31, 2019 with initial quantities being allocated for conversion to ferrovanadium (“FeV”), which is currently being sold into spot metallurgical markets. During the quarter ended March 31, 2019, the Company completed sales of 53,000 pounds of vanadium at an average price of $20.40 per pound. The Company expects to continue to sell finished vanadium product as it is produced into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The Company is continuing to produce a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices at the time of production.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill.
Trade Petition
In January 2018, the Company participated in the joint filing of a Petition for Relief under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten National Security (the “Petition”). On July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated the investigation (the “Section 232 Investigation”). On April 14, 2019, the DOC completed the Section 232 Investigation and submitted a report to the President of the United States containing their findings and proposed remedy (if any). From April 14, 2019, the President has 90 days to act on DOC’s recommendations and, if necessary, take action to adjust imports or pursue other lawful, non-trade-related actions to address the national security threat. The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan and China potentially represent a threat to U.S. national security. The Petition seeks a remedy that will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. The Company intends to continue its support of this action during 2019. It should be noted, however, that there can be no certainty of the outcome of the Section 232 Investigation, and therefore the outcome of this process is uncertain.

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2019 and 2018 (in thousands of US dollars):

	Three Months Ended March 31,
	2019	2018
Revenues
Uranium concentrates	$—	$1,238
Vanadium concentrates	1,168	—
Alternate feed materials processing and other	502	16
Total revenues	1,670	1,254
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	1,238
Costs and expenses applicable to vanadium concentrates	532	—
Costs and expenses applicable to alternate feed materials and other	384	—
Total costs and expenses applicable to revenues	916	1,238
Impairment of inventories	1,176	1,010
Gross loss	(422)	(994)

Other operating costs and expenses
Development, permitting and land holding	4,342	1,600
Standby costs	1,084	2,512
Accretion of asset retirement obligation	513	459
Total other operating costs and expenses	5,939	4,571

Selling, general and administration
Selling costs	10	65
General and administration	3,751	4,770
Total selling, general and administration	3,761	4,835

Total Operating Loss	(10,122)	(10,400)
Interest expense	(329)	(492)
Other (loss) income	(1,683)	63
Net loss	$(12,134)	$(10,829)

Basic and diluted loss per share	$(0.13)	$(0.14)
Revenues
The Company’s revenues from uranium were previously based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the sport market until a time when the Company can agree to terms for long-term sales contracts. In the three months ended March 31, 2019, the Company initiated the selling of vanadium recovered from its pond solution at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the three months ended March 31, 2019 totaled $1.67 million compared with $1.25 million in the three months ended March 31, 2018.
Of the revenues for the three months ended March 31, 2019, $1.17 million was related to sales of 53,000 pounds of vanadium concentrates and $0.50 million related to toll processing of uranium concentrates.

Revenues for the three months ended March 31, 2018 totaled $1.25 million, of which $1.24 million were sales of 50,000 pounds of U3O8 at a price of $24.75 per pound and $0.01 million related to processing of Alternate Feed Materials.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended March 31, 2019, the Company recovered 20,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 325,000 pounds of V2O5 from the Company's pond solutions. In the three months ended March 31, 2018, the Company recovered 43,000 pounds of U3O8 from ISR recovery activities, all of which were for the Company's own account.
Costs and expenses applicable to revenue for the three months ended March 31, 2019 were $0.92 million, compared with $1.24 million for the three months ended March 31, 2018. Costs and expenses applicable to revenue for the three months ended March 31, 2019 consisted of $0.53 million from V2O5 and $0.38 million related to Alternate Feed Materials. All costs and expenses applicable to revenue for 2018 were related to uranium concentrates.
The decrease in the cost of sales was primarily attributable to having no uranium sales as well as just beginning to sell vanadium from the Company's vanadium program.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended March 31, 2019, the Company spent $4.34 million for development of the Company's properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
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
For the three months ended March 31, 2019, standby costs totaled $1.08 million compared with $2.51 million in the prior year. The decrease is primarily related to increased Alternate Feed Materials processing and toll milling activities at the White Mesa Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three months ended March 31, 2019 to $0.51 million compared with the prior three months ended of $0.46 million. This increase is primarily due to normal accretion activity.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. General and administrative expenses totaled $3.76 million for the three months ended March 31, 2019 compared to $4.84 million for the three months ended March 31, 2018. The decrease is a result of the Company's cost cutting measures resulting in a lower head count in 2019. The Company paid $1.05 million in expenses related to the departure of executive officers consisting of severance expenses of $0.52 million and a succession bonus for the retirement of the CEO of $0.53 million in the three months ended March 31, 2018.

Impairment of Inventories
For the three months ended March 31, 2019, the Company recognized $1.18 million in impairment charges related to inventory. For the three months ended March 31, 2018, the Company recognized $1.01 million inventory impairment. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended March 31, 2019, was $0.33 million compared with $0.49 million for the three months ended March 31, 2018. This decrease was due to the payoff of the Wyoming revenue bond loan and the put option conversion of the Company's Convertible Debentures (the "Debentures").
Other income and expense
For the three months ended March 31, 2019, other income and expense totaled $1.68 million expense, net. These amounts primarily consist of a loss on the change in the mark-to-market values of the Debentures of $1.44 million, the decrease in value of warrant liabilities of $0.73 million, offset by $0.38 million gain in investments accounted for at fair value and interest income of $0.11 million.
For the three months ended March 31, 2018, other income and expense totaled $0.06 million income. These amounts primarily consist of a gain for the change in fair value of derivative liabilities of $0.36 million and interest income of $0.05 million, partially offset by a $0.22 million decrease in the value of investments accounted at fair value and by a loss in the mark-to-market values of the Debentures of $0.15 million.
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
Shares issued for cash
On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional common shares under the ATM. On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate common shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the "Securities" as defined thereunder in one or more offerings up to an initial aggregate offering price of $150.00 million. On May 5, 2019, the prospectus supplement to its U.S. registration statement expired, and was replaced on May 7, 2019 by a new prospectus supplement in the same amount, qualifying for distribution up to $24.50 million in aggregate common shares under the ATM.
From January 1, 2019 to May 7, 2019 a total of 1,108,885 Common Shares have been sold under the ATM, for net proceeds to the Company of $3.66 million.
Working capital at March 31, 2019 and future requirements for funds
At March 31, 2019, the Company had working capital of $47.26 million, including $15.31 million in cash, $17.45 million of marketable securities, 470,000 pounds of uranium finished goods inventory and approximately 270,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Quarter ended March 31, 2019
Cash, cash equivalents and restricted cash were $34.99 million at March 31, 2019, compared to $34.29 million at December 31, 2018. The increase of $0.70 million was due primarily to cash provided by financing activities of $2.51 million, cash provided by investing activities of $9.95 million, offset by cash used in operating activities of $11.55 million and loss on foreign exchange on cash held in foreign currencies of $0.21 million.
Net cash used in operating activities of $11.55 million is comprised of the net loss of $12.13 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.31 million of depreciation and amortization of property, plant and equipment, $1.18 million impairment on inventory, stock based compensation expense of $1.12 million, accretion of asset retirement obligation ("ARO") of $0.51 million, $0.73 million change in warrant liabilities, $1.44 million change in value of convertible debentures, other non-cash expenses of $0.09 million, a decrease in trade and other receivables of $0.33 million, a decrease in prepaid expenses and other assets of $0.15 million, unrealized foreign exchange gain of $0.50 million, offset by a decrease in accounts payable and accrued liabilities of $2.03 million, a decrease in inventories of $3.25 million and changes in deferred revenue of $0.50 million.
Net cash provided by financing activities totaled $2.51 million consisting of $2.41 million proceeds from the issuance of stock using the Company's ATM offering and $0.10 million cash received from exercise of stock options.
Net cash provided by investing activities was $9.95 million, related to cash received from the sale of marketable securities.
Quarter ended March 31, 2018

Cash, cash equivalents and restricted cash were $28.20 million at March 31, 2018, compared to $40.70 million at December 31, 2017. The decrease of $12.50 million was due primarily to cash used in operations of $11.83 million, loss on foreign exchange on cash held in foreign currencies of $0.06 million offset by cash provided by financing activities of $0.60 million, and cash provided in investing activities of $0.01 million. Net cash used in operating activities of $11.83 million is comprised of the net loss of $10.83 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were a decrease in prepaid expenses and other assets of $0.22 million, $0.33 million of depreciation and amortization of property, plant and equipment, $1.01 million impairment on inventory, accretion of ARO of $0.46 million, other non-cash expenses of $0.69 million offset by a $1.80 million decrease in accounts payable and accrued liabilities, an increase in trade and other receivables of $0.95 million, an increase in inventories of $0.78 million, $0.36 million change in warrant liabilities, and unrealized foreign exchange losses of $1.15 million. Net cash provided by financing activities totaled$0.60 million consisting primarily of $1.15 million proceeds from the issuance of stock using the Company's ATM offering offset by $0.84 million to repay loans and borrowings and $0.91 million cash paid for tax withholding. Net cash used in investing activities was $0.01 million for purchases of mineral properties and plant, property and equipment.

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

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP.

The Company adopted the standard effective January 1, 2019 using the modified retrospective transition approach and elected not to adjust prior comparative periods.  Upon adoption, the Company recognized right-of-use assets and lease liabilities of $1.22 million at January 1, 2019. See Footnote 8 for further discussion.
Non-employee Share-Based Payment
In June 2018, the FASB issued ASU 2018-07, which more closely aligns the accounting for employee and non-employee share-based payments. This standard more closely aligns the accounting for non-employee share-based payment transactions to the guidance for awards to employees except for specific guidance on certain inputs to an option-pricing model and the attribution of cost. The Company adopted this standard effective January 1, 2019 and adoption will not have a significant impact on our net earnings.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8 and V2O5. The Company's existing long term uranium contracts have expired, following the Company's April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium and vanadium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material; thus not subject to significant risk. The Company is exposed to an interest rate risk associated with its Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not currently expect the spot market price of U3O8 to exceed $54.99 per pound prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. In the event any relief is granted under the Company’s Section 232 Petition, the spot price of uranium could potentially increase, but the risk of any resulting increase in interest rates on the Debentures would be likely offset, at least in part, by other cash-flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 per pound price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2019 ($000):

Cash and cash equivalents	$2,539
Accounts payable and accrued liabilities	(668)
Loans and borrowings	(17,640)
Total	$(15,769)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at March 31, 2019 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income

Strengthening net earnings	+1% change in US dollar	$(211)

Weakening net earnings	-1% change in U.S. dollar	$211
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As at March 31, 2019, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

4.2	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (5)
4.3	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (6)
4.4	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (7)
4.5	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (8)
4.6	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (9)
4.7	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (10)
4.8	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (11)
4.9	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (12)
4.10	Release of Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement, dated September 11, 2018 (13)
4.11	October 2018 Amended and Restated Consulting Agreement dated and effective as of October 1, 2018 between Energy Fuels Inc. and Liviakis Financial Communications, Inc. (14)
10.1	Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. dated December 23, 2016 (15)
10.2	Amendment No. 1 dated December 29, 2017 to the Sales Agreement between Energy Fuels Inc. and Cantor Fitzgerald & Co. originally dated December 23, 2016 (16)
10.3	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019
10.4	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019
10.5	Employment Agreement by and between Energy Fuels Inc. and W. Paul Goranson dated March 28, 2019
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(8)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(9)	Incorporated by reference to Exhibit 4.10 to Energy Fuels' Form 8-K filed on April 3, 2018.
(10)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(11)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(12)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(13)	Incorporated by reference to Exhibit 4.15 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.
(14)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.
(15)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on December 23, 2016.
(16)	Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed with the SEC on December 29, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 7, 2019	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 7, 2019	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer