Form 10-Q
period 2019-06-30
ENERGY FUELS INC
filed 2019-08-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36204
ENERGY FUELS INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada	98-1067994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)
(303) 974-2140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	UUUU	NYSE American
	EFR	Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerate filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [   ]     No [X]

As of August 2, 2019, the registrant had 96,434,010 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States ("U.S.") and Canadian securities laws. Such forward-looking statements concern Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, and, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “is likely,” “budget,” “scheduled,’ forecasts,” intends,” “anticipates” or “does not anticipate,” "continues," “plans,” “estimates,” “intends,” or “believes,” and similar expressions or variations of such words and phrases or statements stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

•
risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company's insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete and integrate proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium and copper price levels;

•	fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;

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

•	risks related to the Company’s ability to recover copper from our Canyon uranium project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to the Company's ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to the Company's ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to the Company's lack of dividends;

•	risks related to recent market events;

•	risks related to the Company's issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to the Company's mineral properties;

•	risks related to the Company's outstanding debt; and

•	risks related to the Company's securities.
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

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission ("SEC") purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles, and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the Toronto Stock Exchange ("TSX"), this Quarterly Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”), which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Uranium concentrates	$66	$26,777	$66	$28,015
Vanadium concentrates	773	—	1,941	—
Alternate feed materials processing and other	2,232	196	2,734	212
Total revenues	3,071	26,973	4,741	28,227
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	63	10,670	63	11,908
Costs and expenses applicable to vanadium concentrates	928	—	1,460	—
Costs and expenses applicable to alternate feed materials and other	1,695	—	2,079	—
Total costs and expenses applicable to revenues	2,686	10,670	3,602	11,908
Other operating costs
Impairment of inventories	4,906	1,339	6,082	2,349
Development, permitting and land holding	1,399	998	5,741	2,598
Standby costs	1,251	1,386	2,335	3,898
Accretion of asset retirement obligation	481	458	994	917
Selling costs	127	23	137	88
Intangible asset amortization	—	2,502	—	2,502
General and administration	3,725	2,477	7,476	7,247
Total operating income (loss)	(11,504)	7,120	(21,626)	(3,280)

Interest expense	(362)	(475)	(691)	(967)
Other income	2,552	499	869	562
Net income (loss)	(9,314)	7,144	(21,448)	(3,685)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(771)	225	(907)	(238)
Unrealized loss on available-for-sale assets	—	(156)	—	(380)
Other comprehensive income (loss)	(771)	69	(907)	(618)
Comprehensive income (loss)	$(10,085)	$7,213	$(22,355)	$(4,303)

Net income (loss) attributable to:
Owners of the Company	$(9,312)	$7,149	$(21,439)	$(3,673)
Non-controlling interests	(2)	(5)	(9)	(12)
	$(9,314)	$7,144	$(21,448)	$(3,685)
Comprehensive income (loss) attributable to:
Owners of the Company	$(10,083)	$7,218	$(22,346)	$(4,291)
Non-controlling interests	(2)	(5)	(9)	(12)
	$(10,085)	$7,213	$(22,355)	$(4,303)

Basic income (loss) per share	$(0.10)	$0.09	$(0.23)	$(0.05)
Diluted income (loss) per share	$(0.10)	$0.08	$(0.23)	$(0.05)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$16,581	$14,640
Marketable securities	11,434	27,061
Trade and other receivables, net	850	1,191
Inventories, net	18,574	16,550
Prepaid expenses and other assets	870	1,411
Total current assets	48,309	60,853
Inventories, net	1,772	1,772
Operating lease right of use asset	1,063	—
Investments accounted for at fair value	721	1,107
Plant, property and equipment, net	28,193	29,843
Mineral properties, net	83,539	83,539
Restricted cash	19,995	19,652
Total assets	$183,592	$196,766

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,369	$7,921
Current portion of operating lease liability	308	—
Current portion of warrant liabilities	—	662
Current portion of asset retirement obligation	32	270
Total current liabilities	5,709	8,853
Warrant liabilities	5,412	5,621
Operating lease liability	904	—
Deferred revenue	—	2,724
Asset retirement obligation	20,217	18,834
Loans and borrowings	17,055	15,880
Total liabilities	49,297	51,912
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 95,551,357 at June 30, 2019 and 91,445,066 at December 31, 2018	481,053	469,303
Accumulated deficit	(353,497)	(332,058)
Accumulated other comprehensive income	2,936	3,843
Total shareholders' equity	130,492	141,088
Non-controlling interests	3,803	3,766
Total equity	134,295	144,854
Total liabilities and equity	$183,592	$196,766

Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by at-the-market offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268
Net loss	—	—	(9,312)	—	(9,312)	(2)	(9,314)
Other comprehensive loss	—	—	—	(771)	(771)	—	(771)
Shares issued for cash by at-the-market offering	2,141,817	6,595	—	—	6,595	—	6,595
Shares issued to settle liabilities	266,272	847			847		847
Share issuance cost	—	(151)	—	—	(151)	—	(151)
Share-based compensation	—	663	—	—	663	—	663
Shares issued for exercise of stock options	20,899	44	—	—	44	—	44
Shares issued for exercise of warrants	1,450	5			5		5
Shares issued for consulting services	18,237	63	—	—	63	—	63
Contributions attributable to non-controlling interest	—	—	—	—	—	46	46
Balance at June 30, 2019	95,551,357	$481,053	$(353,497)	$2,936	$130,492	$3,803	$134,295

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(10,822)	—	(10,822)	(7)	(10,829)
Other comprehensive loss	—	—	—	(687)	(687)	—	(687)
Shares issued for cash by at-the-market offering	711,253	1,176	—	—	1,176	—	1,176
Share issuance cost	—	(29)	—	—	(29)	—	(29)
Share-based compensation	—	1,202	—	—	1,202	—	1,202
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at March 31, 2018	75,977,269	$431,818	$(317,635)	$1,602	$115,785	$3,876	$119,661
Net loss	—	—	7,149	—	7,149	(5)	7,144
Other comprehensive loss	—	—	—	69	69	—	69
Shares issued for cash by at-the-market offering	10,504,702	21,442	—	—	21,442	—	21,442
Share issuance cost	—	(536)	—	—	(536)	—	(536)
Share-based compensation	—	520	—	—	520	—	520
Shares issued for consulting services	164,538	311	—	—	311	—	311
Balance at June 30, 2018	86,646,509	$453,555	$(310,486)	$1,671	$144,740	$3,871	$148,611

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of U.S. dollars)

	Six months ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss for the period	$(21,448)	$(3,685)
Items not involving cash:
Depletion, depreciation and amortization	625	3,150
Stock-based compensation	1,784	1,722
Change in value of convertible debentures	493	(320)
Change in value of warrant liabilities	(1,115)	1,081
Accretion of asset retirement obligation	994	917
Unrealized foreign exchange losses (gains)	(216)	(236)
Impairment of inventories	6,082	2,349
Revision of asset retirement obligation	151	—
Other non-cash expenses	974	464
Changes in assets and liabilities
(Increase) decrease in inventories	(7,079)	4,954
Decrease (Increase) in trade and other receivables	343	(2,192)
Decrease (increase) in prepaid expenses and other assets	541	(3,404)
Decrease in accounts payable and accrued liabilities	(2,397)	(1,637)
Cash paid for reclamation and remediation activities		(151)
Changes in deferred revenue	(2,724)	—
	(22,992)	3,012
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	—	(13)
Maturities and sales of marketable securities	16,116	—
Cash received from sale of Reno Creek	—	2,940
	16,116	2,927
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	8,853	22,053
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)
Repayment of loans and borrowings	—	(1,682)
Cash received from exercise of warrants	5	—
Cash received from exercise of stock options	146	—
Cash received from non-controlling interest	46	—
	9,050	19,457

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	2,174	25,396
Effect of exchange rate fluctuations on cash held in foreign currencies	110	(1,264)
Cash, cash equivalents and restricted cash - beginning of period	34,292	40,701
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$36,576	$64,833
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$691	$988
Warrant liability transferred to equity upon exercise	$2	$—

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

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
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars, except per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
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

3.	MARKETABLE SECURITIES

The following table summarizes our marketable securities by significant investment categories as of June 30, 2019:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$10,198	$—	$98	$10,296
Marketable equity securities	1,062	(535)	611	1,138
Marketable securities	$11,260	$(535)	$709	$11,434
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

During the six months ended June 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$8,893
Due in 12 months to two years	1,403
Due in greater than two years	—
$10,296

4.	INVENTORIES

	June 30, 2019	December 31, 2018
Concentrates and work-in-progress	$16,725	$14,746
Inventory of ore in stockpiles	749	883
Raw materials and consumables	2,872	2,693
	$20,346	$18,322
Inventories - by duration
Current	$18,574	$16,550
Long term - raw materials and consumables	1,772	1,772
	$20,346	$18,322

(a)
For the three and six months ended June 30, 2019, the Company recorded an impairment loss of $4.91 million and $6.08 million in the statement of operations related to concentrates and work in progress inventories and iventory of ore in stockpiles (June 30, 2018 - $1.34 million and $2.35 million).

5.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(13,046)	$16,164	$29,210	$(12,021)	$17,189
Alta Mesa	13,656	(2,784)	10,872	13,656	(2,319)	11,337
Equipment and other	13,444	(12,287)	1,157	13,444	(12,127)	1,317
Plant and equipment total	$56,310	$(28,117)	$28,193	$56,310	$(26,467)	$29,843

The following is a summary of mineral properties:

	June 30, 2019	December 31, 2018
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2019	December 31, 2018
Asset retirement obligation, beginning of period	$19,104	$18,280
Revision of estimate	151	(662)
Accretion of liabilities	994	1,835
Settlements	—	(349)
Asset retirement obligation, end of period	$20,249	$19,104
Asset retirement obligation:
Current	$32	$270
Non-current	20,217	18,834
Asset retirement obligation, end of period	$20,249	$19,104
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at June 30, 2019 is $41.73 million (December 31, 2018 - $41.32 million).
The following table summarizes the Company’s restricted cash:

	June 30, 2019	December 31, 2018
Restricted cash, beginning of period	$19,652	$22,127
Additional collateral posted	343	117
Refunds of collateral	—	(2,592)
Restricted cash, end of period	$19,995	$19,652

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

Cash, cash equivalents and restricted cash are included in the following accounts at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$16,581	$14,640
Restricted cash included in other long-term assets	19,995	19,652
Total cash, cash equivalents and restricted cash	$36,576	$34,292

7.	LOANS AND BORROWINGS
The Company’s convertible debentures which are measured at fair value, are $17.06 million and $15.88 million as of June 30, 2019 and December 31, 2018, respectively.
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
The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and six months ended June 30, 2019, the Company recorded a gain on revaluation of convertible Debentures of $0.94 million and a loss of $0.49 million respectivly (June 30, 2018 – gain of $0.47 million and $0.32 million for the three and six months ended).

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

Total lease cost includes the following components:

	Three months ended June 30,	Six months ended June 30,
	2019
Operating leases	$105	$210
Short-term leases	$65	$126
Sublease income	$(28)	$(56)
Total Lease Expense	$142	$280

Total lease expense was $0.17 million and $0.34 million for the three and six months ended June 30, 2018.

The weighted average remaining lease term and weighted average discount rate were as follows:

Six months ended June 30, 2019
Weighted average remaining lease term of operating leases	3.7 years
Weighted average discount rate of operating leases	9.00%

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,	Six months ended June 30,
	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$56	$138

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Years ending December 31:
2019 (excluding the six months ended June 30, 2019)	$232
2020	336
2021	343
2022	351
2023	160
Thereafter	—
Total Lease Payments	$1,422
Less: Interest	(210)
Present Value of Lease Liabilities	$1,212

9.	CAPITAL STOCK
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
Issued capital stock
In the six months ended June 30, 2019, the Company issued 2,896,529 Common Shares under the Company’s ATM for net proceeds of $8.85 million.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at June 30, 2019
September 2016 (a)	September 20, 2021	2.45	4,166,030	$5,412
(a) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 16).
On March 14, 2019, 2,328,925 warrants issued in March 2016 expired unexercised.

10.	BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income (loss) attributable to shareholders	$(9,312)	$7,149	$(21,439)	$(3,673)
Basic weighted average number of common shares outstanding	93,920,953	77,513,180	93,041,783	77,131,395
Income (loss) per common share	$(0.10)	$0.09	$(0.23)	$(0.05)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income (loss) attributable to shareholders	$(9,312)	$7,149	$(21,439)	$(3,673)
Diluted weighted average number of common shares outstanding	93,920,953	86,534,484	93,041,783	77,131,395
Income (loss) per common share	$(0.10)	$0.08	$(0.23)	$(0.05)

For the six months ended June 30, 2019, nil (June 30, 2018 - 9.02 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

11.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At June 30, 2019, a total of 9,555,136 Common Shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.30 million options granted in the six months ended June 30, 2019 (six months ended June 30, 2018 – 0.42 million options). At June 30, 2019, there were 1.60 million options outstanding with 1.35 million options exercisable, at a weighted average exercise price of $3.40 and $3.56 respectively, with a weighted average remaining contractual life of 3.42 years. The aggregate intrinsic value of the fully vested options was $0.67 million.
The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2019 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions:

Risk-free interest rate	2.620
Expected life	5.0 years
Expected volatility	59.4	*
Expected dividend yield	0.00%
Weighted-average expected life of option	5.00
Weighted-average grant date fair value	$1.54

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at June 30, 2019 and December 31, 2018, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2017	$1.77 - $15.61	$4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	5.27	(239,402)
Expired	6.92	6.92	(144,100)
Balance, June 30, 2019	$1.70 - $15.61	$3.40	1,590,897
A summary of the status and activity of non-vested stock options for the six months ended June 30, 2019 is as follows:

	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2018	297,044	$1.06
Granted	296,450	1.54
Vested	(345,921)	1.28
Forfeited	(8,632)	1.81
Non-vested June 30, 2019	238,941	$1.31
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the six months ended June 30, 2019, the Company's Board of Directors issued 0.72 million RSUs under the Compensation Plan (June 30, 2018 - 1.19 million).
A summary of the status and activity of non-vested RSUs at June 30, 2019 is as follows:

	RSU
	Number of shares	Weighted Average Grant- Date Fair Value
Non-vested December 31, 2018	1,580,187	$1.99
Granted	721,750	2.92
Vested	(839,348)	1.99
Forfeited	(204,707)	2.36
Non-vested June 30, 2019	1,257,882	$2.47
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2019 was $2.44 million (June 30, 2018 – $2.41 million).
Share Appreciation Rights
During the six months ended June 30, 2019, the Company's Board of Directors issued 2.20 million SARs under the Compensation Plan (June 30, 2018 - $nil) with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are purely performance based, because they only vest upon the achievement of aggressive performance goals designed to significantly increase shareholder value.
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
The share-based compensation recorded during the three and six months ended June 30, 2019 was $0.66 million and $1.78 million (three and six months ended June 30, 2018 - $0.52 million and $1.72 million, respectively).
At June 30, 2019, there were $0.11 million, $1.29 million and $2.04 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

12.	INCOME TAXES

As of June 30, 2019, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2019 and December 31, 2018.

13.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income	$142	$24	$252	$74
Change in value of investments accounted for at fair value	(362)	667	13	443
Change in value of warrant liabilities	1,846	(1,445)	1,115	(1,081)
Change in value of convertible debentures	943	465	(493)	320
Sale of surplus assets	—	265	—	279
Foreign exchange gain (loss)	(16)	134	(19)	111
Gain on sale of assets held for sale	—	341	—	341
Other	(1)	48	1	75
Other income	$2,552	$499	$869	$562

14.	COMMITMENTS AND CONTINGENCIES
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
Canyon Project
In March of 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the U.S. Forest Service ("USFS") seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary

Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc.  The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision.  The one exception relates to Plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing.  The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiffs have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim.  A schedule for briefing on the matter is expected to be set within the third quarter of 2019. If the Canyon Plaintiffs are successful on their fourth claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
On March 21, 2019, the Havasupai Tribe filed a Petition for a Writ of Certiorari regarding its claims in this matter with the Supreme Court of the United States, requesting that the Supreme Court hear this case. The Petition was placed on the docket on March 25, 2019 and, on May 20, 2019, the Supreme Court of the United States denied the Havasupai Tribe’s March 21, 2019 Petition. That portion of the case is now over.
Daneros Project
On February 23, 2018, the BLM issued the Environmental Assessment ("EA"), Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together, the “Appellants”) filed a Notice of Appeal to the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $20.00 million posted against an undiscounted asset retirement obligation of $41.73 million (December 31, 2018 - $19.65 million posted against an undiscounted asset retirement obligation of $41.32 million).
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

United Nuclear contributed $46 thousand to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2019.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now EFR Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers. In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which required Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). As of June 30, 2019, the Company paid the Grantors $0.30 million in cash and $0.30 million in common stock, representing 97,786 shares. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months ended June 30, 2019 and does not anticipate paying any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2019. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 were deferred until June 2019 at which time the Company made a payment totaling $1.03 million consisting $0.51 million in cash and $0.51 million in common stock, representing 168,486 shares, to settle this obligation. The Company will now make surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.18 million as of June 30, 2019.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of June 30, 2019. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of June 30, 2019, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$721	$—	$—	$721
Marketable equity securities	1,138	—	—	1,138
Marketable debt securities	—	10,296	—	10,296
Warrant liabilities	(5,412)	—	—	(5,412)
Convertible debentures	(17,055)	—	—	(17,055)
	$(20,608)	$10,296	$—	$(10,312)
The Company's investments are marketable equity securities which are exchange traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

17.	SUBSEQUENT EVENTS
Sale of shares in the Company's ‘At-the-Market’ program (“ATM”).
From July 1, 2019 through August 2, 2019, the Company issued 0.86 million common shares at an average price of $3.12 for proceeds of $2.70 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2019, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
While the Company has uranium extraction and recovery activities and generates revenue, it is considered to be in the Exploration Stage (as defined by SEC Industry Guide 7) as it has no Proven or Probable Reserves within the meaning of SEC Industry Guide 7. Under U.S. GAAP, for a property that has no Proven or Probable Reserves, the Company capitalizes the cost of acquiring the property (including mineral properties and rights) and expenses all costs related to the property incurred subsequent to the acquisition of such property. Acquisition costs of a property are depreciated over its estimated useful life for a revenue generating property or expensed if the property is sold or abandoned. Acquisition costs are subject to impairment if so indicated.
All dollar amounts stated herein are in U.S. dollars, except per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian currency, and $ to United States currency.

Overview

We provide the raw materials for the generation of clean nuclear electricity. Our primary product is a uranium concentrate (“U3O8”), or yellowcake, which when further processed becomes the fuel for nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity, and 55% of the clean, carbon-free electricity, generated in the United States. The Company generates revenues from extracting and processing materials for our own account, as well as from toll processing for others.

Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

•	Processing ore from uranium mines;

•	Recycling of uranium bearing materials that are not derived from conventional ore ("Alternate Feed Materials"); and

•	In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company commenced a campaign to recover vanadium from pond solutions at the Mill in December 2018 and has been recovering vanadium from pond solutions since that time. The Company is also evaluating opportunities for copper recovery from our Canyon Project.

The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States as well as Alternate Feed Materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to extract approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as Alternate Feed Materials.

For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior thirty-plus years of operations (“Pond Return”). During the six months ended June 30, 2019, Mill activities focused primarily on the recovery of vanadium, along with relatively small amounts of uranium, from Pond Returns. The Company is actively pursuing additional toll and Alternate Feed Materials for processing at the Mill, as well as additional clean-up materials from third party mines.

The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency has announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional settlements with other parties are also pending. Our Mill is within close trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation. There are no other facilities in the U.S capable of providing this service.

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

We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to the Company’s Section 232 Petition (see Recent Developments -- Section 232 Update - Memorandum Issued by the President of the United States). In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to resume wellfield construction at our Nichols Ranch Project, develop wellfields and resume production at our Alta Mesa facility, as well as mine and process resources from our Canyon Project, Daneros Project, La Sal Project and Whirlwind Project. The Company believes we could start bringing this new production to the market within approximately six to twelve months of a positive production decision. Longer term, we expect to resume production at our other conventional mines on standby and develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.

Recent Developments

Court Challenges to Canyon Mine Authorizations

On May 20, 2019, the Supreme Court of the United States denied the Havasupai Tribe’s March 21, 2019 Petition for a Writ of Certiorari regarding the Tribe’s challenges to the US Forest Service’s authorizations at the Company’s Canyon Mine project, requesting that the Supreme Court hear those challenges. That portion of the case is now over.

White Mesa Processing Agreement

On June 10, 2019, the Company, through its wholly owned subsidiaries EFR White Mesa LLC and Energy Fuels Resources (USA) Inc., entered into a Processing Agreement (the “Agreement”) with the owner of a formerly operating uranium mine in New Mexico. The owner is currently completing various cleanup and reclamation activities at the mine, including the removal and disposal of low-grade uranium ore (the “Ore”) located at the site. Under the Agreement, the owner will deliver Ore to Energy Fuels’ White Mesa Mill for the processing and recovery of uranium, and the disposal of the resulting tailings. Revenues payable to the Company are expected to be between $700,000 and approximately $3,500,000, depending on the amount of Ore delivered to the White Mesa Mill. As additional consideration, the Company will retain title to any uranium (or other minerals) recovered from the Ore for its own account, currently estimated to be approximately 8,000-70,000 lbs. of U3O8, valued at approximately $200,000-$1,750,000 at current uranium prices. Deliveries of Ore began in late-June 2019. Energy Fuels has proposed similar processing and disposal services to assist in the cleanup of Cold War era abandoned uranium mines on the Navajo Nation and other nearby lands. The Agreement represents the first agreement for the processing and disposal of those types of clean-up materials at the White Mesa Mill. The Ore is currently being stockpiled at the Mill for recovery in a future conventional mill processing campaign.

Section 232 Update - Memorandum Issued by the President of the United States

In January 2018, the Company participated in the joint filing of a Petition for Relief under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten National Security (the “Petition”). The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan and China potentially represent a threat to U.S. national security. The Petition proposed a remedy that would set a quota to limit imports of uranium into the U.S., which, if implemented, would effectively reserve 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggested implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the President's Buy American Policy. The remedies, if granted, would be expected to strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers. On July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated the investigation (the “Section 232 Investigation”). On April 14, 2019, the DOC completed the Section 232 Investigation and the Secretary of Commerce submitted a report to the President of the United States containing his findings (the “Section 232 Report”). In response to the Section 232 Report, on July 12, 2019, the President of the United States issued a memorandum, where he stated that “I agree with the Secretary that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.” In order “to address the concerns identified by the Secretary regarding domestic uranium production and to ensure a comprehensive review of the entire domestic nuclear supply chain,” the President formed the United States Nuclear Fuel Working Group (the “Working Group”) to “examine the current state of domestic nuclear fuel production to reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” The President instructed the Working Group to “develop recommendations for reviving and expanding domestic nuclear fuel production,” and to submit a report to the President within 90 days “setting forth the Working Group’s findings and making recommendations to further enable domestic nuclear fuel production if needed.” The Company looks forward to the Working Group’s study and recommendations. The Company believes this initiative has the potential to result in actions that could provide meaningful support to the uranium mining industry, including all or some of the remedies proposed in the Petition. It should be noted, however, that there can be no certainty of the outcome of the Working Group’s study and recommendations. No action could be taken or remedies granted and any actions taken may not result in a meaningful or material remedy to the uranium mining industry. Therefore, the outcome of this process is uncertain.

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were relatively flat during Q2-2019. The uranium spot price began the quarter at $24.90 per pound on March 31, 2019 and dropped slightly (2%) to $24.50 per pound by the end of the quarter on June 30, 2019. The uranium spot price reached a high of $25.85 per pound during the week of April 12, 2019, and a low of $24.00 during the week of May 31, 2019. TradeTech price data also indicates that long-term U3O8 prices dropped slightly, beginning the quarter at $32.00 per pound and ending the quarter at $31.00 per pound. On July 25, 2019, TradeTech reported a spot price of $25.50 per pound and a long-term price of $31.00 per pound. According to TradeTech, April 2019 “[b]uying activity in the uranium spot market was muted … as buyers and sellers continue[d] to face potential U.S. government intervention in the market.” (TradeTech, NMR, April 30, 2019). TradeTech also indicated that “the downward price pressure seen in the first quarter of 2019 appears to have abated, as mounting uncertainty brought by the Section 232 investigation in the USA intersects with emerging demand.” (TradeTech, NMR, April 30, 2019). May 2019 saw lower prices as ”[b]uying activity in the uranium spot market declined … as uncertainty surrounding potential U.S. government intervention in the market, alongside the looming potential for premature nuclear power plant shutdowns in several U.S. states, have kept many buyers at bay.” (TradeTech, NMR, May 31, 2019). June saw increased uncertainty in the market due to a number of factors, including Ohio lawmakers failing to reach agreement on nuclear subsidies and a number of views within the industry on the range of potential outcomes of the Section 232 Investigation, which “created an environment in which buyers and sellers found it increasingly difficult to reach agreement not just on price, but on all manner of terms and conditions, such as origins, location and offer validity. Consequently market activity … stalled.” (TradeTech, NMR, June 30, 2019). Following the President’s decision to create the Working Group, uranium spot prices firmed somewhat, reaching $25.25 by July 19, 2019. However, the Company believes considerable uncertainty remains in the market, and participants may not make significant moves in the market until more certainty materializes around the possible outcomes of the Working Group.

On July 23, 2019, there was a major positive development in the U.S. nuclear sector as another state voted to bailout its nuclear power plants. Ohio Governor Mike DeWine signed HB6 into law, providing $1.1 billion of subsidies for two previously struggling nuclear power plants, Davis-Besse and Perry. As a result, Ohio joins New York, Illinois, New Jersey, and Connecticut in providing significant financial support for their state’s nuclear power plants. However, in Pennsylvania the legislature adjourned for the summer without passing legislation to support that state’s nuclear power plants. As a result, Exelon announced the closure of Three Mile Island Unit 1 by September 30, 2019.

The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved over the past year, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs, particularly from State Owned Enterprises. The Company also continues to believe that the Company’s joint filing of the Section 232 Petition injected uncertainty into the market, causing utilities and other market participants to be less aggressive in their buying and selling activities at this time. The Company continues to believe a large degree of uncertainty continues in the market with the President’s creation of the Working Group, along with the potential for sanctions on Iran which could affect deliveries to U.S. utilities from Russian-backed entities.

Vanadium Market Update

During Q2-2019, a disparity between V2O5 prices in China versus Europe began to develop, which accelerated into July 2019. According to weekly price data from Metal Bulletin, the mid-point spot price for V2O5 in China was $13.50 per pound on March 28, 2019 and $8.00 per pound of V2O5 on June 28, 2019, representing a drop of 41% during the quarter. By August 1, 2019, the spot price in China had risen back to $9.25 per pound of V2O5. During the same period, according to weekly price data from Metal Bulletin, the mid-point spot price for V2O5 in Europe was $12.63 per pound on March 28, 2019 and $7.48 per pound of V2O5 on June 28, 2019, again representing a drop of 41%. However, by July 26, 2019, the spot price in Europe had further dropped to $7.10 per pound of V2O5. As can be seen from the month-end data for July, vanadium prices in China were approximately 7% higher than in Europe. However, by August 2, 2019, the gap widened considerably, as the V2O5 price in China was approximately 23% higher than in Europe.

The Company believes a shortage of raw material in China continues due to production cutbacks and new potential demand due to the rebar standards implemented in China in late-2018. After the announcement of the new standards, global vanadium prices rose significantly to $28.83 per pound in Europe and $32.00 per pound in China. However, as vanadium prices rose to multi-year highs, the Company believes Chinese steel mills began to substitute niobium for vanadium, thereby causing demand for vanadium, and hence prices, to drop off their highs. In recent weeks, the Company believes niobium substitution has abated, and that this, combined with recently reported strong growth in China, has firmed vanadium prices in China, causing the 23% disparity between Chinese and European prices being observed today. At the same time, the Company believes that the European and Russian steel industries are stressed, mainly due to the effects of sanctions on Russia and tariffs in the U.S. This has created less demand, and hence lower prices, for vanadium in Europe and Russia. Because of continued tightness in China, it is the Company’s belief that Russian and European producers and traders may redirect some of their vanadium stocks into China, thereby leading to higher prices in Europe and possibly somewhat lower prices in China.

The Company believes that in 2018, global production cutbacks caused vanadium supply to fall below demand, thereby creating a deficit in the market, leading to significant price increases. In the short term, the Company believes that the market dynamics that led to the increased prices in 2018 generally still exist, including increased demand due to new Chinese rebar standards, continued economic growth in China, and decreased supply due to environmental regulations. However, as vanadium prices rise, substitution (primarily niobium) is likely to continue to occur, thereby moderating potential price increases somewhat. In addition, Russian, European, and US steel industries are experiencing lower levels of activity, which is also likely to have a moderating influence on further price increases. Longer-term, the Company expects vanadium prices to continue to be volatile, and mainly dictated by policies in, and the economy of, China. The Company also believes there could be increased demand for vanadium in the energy storage industry.

Operations Update and Outlook for Year Ending December 31, 2019

Overview
Operations and Sales Outlook Overview
The Company plans to extract and recover uranium from its Nichols Ranch Project in 2019 at reduced levels as its existing wellfields become depleted. This will continue until such time as the incremental cost of production exceeds the value of the pounds recovered. In addition, the Company expects to continue to extract and recover vanadium and uranium from pond solutions at its White Mesa Mill through September 2019, assuming vanadium prices remain at current levels or higher. If vanadium prices improve significantly from existing prices, the Company will evaluate continuing vanadium production beyond that time.
As a result of current low uranium market conditions, both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of potential relief from the Working Group study and recommendations, or through improved uranium market fundamentals. Until such time as improvements in uranium market conditions are observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company will keep the Alta Mesa ISR Project and its conventional mining properties on standby. The Company is also seeking new sources of revenue, including new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed under existing market conditions, largely unrelated to uranium sales prices. The Company will also continue its support of the Working Group, and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the six months ended June 30, 2019, the Company recovered approximately 40,000 pounds of U3O8. In the year ending December 31, 2019, the Company expects to recover approximately 50,000 to 125,000 pounds of U3O8. The Company also recovered approximately 760,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”) during the six months ended June 30, 2019 and expects to continue to recover approximately 160,000 to 200,000 pounds of V2O5 per month during the third quarter of 2019, at which time the Company expects to place vanadium recovery operations at the Mill on standby, pending improvements in vanadium prices.
The Company has entered into no uranium sales commitments for 2019 thus far. Therefore, all 2019 uranium production is expected to be added to existing inventories. All V2O5 production is expected to be sold on the spot market or maintained in inventory.
ISR Activities
During the six months ended June 30, 2019, we extracted and recovered approximately 40,000 pounds of U3O8 from the Nichols Ranch Project. In the year ending December 31, 2019, the Company expects to produce approximately 50,000 to 70,000 pounds of U3O8 from Nichols Ranch.
As of June 30, 2019, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company intends to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company currently expects to continue running the Nichols Ranch Project through the end of 2019. However, if market conditions do not improve significantly by that time as a result of the Working Group recommendations or otherwise, the Company expects to place this project on standby in early 2020.
The Company expects to continue to keep the Alta Mesa ISR Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the six months ended June 30, 2019, the Company produced 760,000 pounds of high-purity V2O5 from its Mill Pond Return program, as well as captured 7,700 pounds of U3O8 in the mill circuit. The Company is currently producing at full production rates of 160,000 to 200,000 pounds of V2O5 per month and approximately 6,500 pounds of U3O8 per month under this program. The Company expects to continue to recover vanadium and uranium at these rates during the third quarter of 2019, at which time the Company expects to place this program on standby, pending improvements in vanadium prices and taking into account seasonal considerations. Despite currently low vanadium prices, the Company plans to continue this program through the end of the third quarter of 2019, rather than place it on standby at this time, for two reasons: first, vanadium recoveries from Pond Returns are highest in the warm summer months, due to the higher concentrations of dissolved vanadium in the solutions as a result of the normal evaporative process during the warm summer months and other chemical reasons, thereby enabling us to produce vanadium at the lowest cost possible, with the marginal cost of production not including fixed Mill overhead currently at or near V2O5 spot prices; and secondly, the Company believes the price of vanadium is likely to increase at some point in the future, and running the program through the end of the third quarter will provide the Company with a significant quantity of V2O5 produced that can be sold opportunistically as future price volatility occurs. One of the benefits of the Mill’s vanadium Pond Return program is that it can be stopped and restarted relatively quickly in response to changes in vanadium market conditions.
If vanadium and uranium recovery operations from the current Mill Pond Return program are put on standby at the end of the third quarter of 2019, as expected under current vanadium pricing conditions, the Company plans to utilize the resulting available Mill capacity by processing stockpiled Alternate Feed Materials in the fourth quarter of 2019.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned vanadium and other processing activities will keep the Mill in operation through the end of 2019 and into 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed as a result of the Working Group recommendations or otherwise, the Company would expect to be able to procure suitable long-term sales contracts to keep the Mill operating over a considerably longer period of time.
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
Conventional Standby, Permitting and Evaluation Activities

During the six months ended June 30, 2019, the Company continued its test-mining and refurbishment program targeting vanadium at the fully-permitted La Sal Complex located on the Colorado Plateau. We completed the test-mining by the end of April 2019, and continued to pursue enhanced operational readiness targeting future commercial production. The goal of the program was to evaluate different mining approaches in previously mined out areas that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8. During this program, the Company refurbished the La Sal and Pandora mines within the La Sal Complex and extracted approximately 11,000 tons of mineralized material. The Company expects to continue readiness activities through the third quarter of 2019. In addition, the Company completed a surface and underground drilling program at the La Sal Complex during the quarter ended June 30, 2019 in order to potentially expand the known uranium and/or vanadium resources available to mine.
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
Sales
During the six months ended June 30, 2019, the Company completed no uranium sales of significance. The Company currently has no remaining contracts and is therefore fully unhedged to future uranium price increases.
The Company continued V2O5 shipments during the six months ended June 30, 2019 with initial quantities being allocated for conversion to ferrovanadium (“FeV”), which was sold into spot metallurgical markets on a selective basis. At the current time, the Company is selling only small quantities of vanadium, while mainly focusing on building V2O5 inventory for sale in the future as prices are expected to increase. During the six months ended June 30, 2019, the Company completed sales of 150,000 pounds of vanadium at an average price of $12.83 per pound. The Company expects to continue to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The Company is continuing to produce a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices at the time of production.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill.
Trade Petition and Unites States Nuclear Fuel Working Group
The Company looks forward to the United States Nuclear Fuel Working Group’s study and recommendations. The Company believes this initiative has the potential to result in actions that could provide meaningful support to the uranium mining industry, including all or some of the remedies proposed in the Petition. It should be noted, however, that there can be no certainty of the outcome of the Working Group’s study and recommendations. No action could be taken or remedies granted, and any actions taken may not result in a meaningful or material remedy to the uranium mining industry. Therefore, the outcome of this process is uncertain.

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Uranium concentrates	$66	$26,777	$66	$28,015
Vanadium concentrates	773	—	1,941	—
Alternate feed materials processing and other	2,232	196	2,734	212
Total revenues	3,071	26,973	4,741	28,227
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	63	10,670	63	11,908
Costs and expenses applicable to vanadium concentrates	928	—	1,460	—
Costs and expenses applicable to alternate feed materials and other	1,695	—	2,079	—
Total costs and expenses applicable to revenues	2,686	10,670	3,602	11,908
Impairment of inventories	4,906	1,339	6,082	2,349
Gross profit (loss)	(4,521)	14,964	(4,943)	13,970

Other operating costs and expenses
Development, permitting and land holding	1,399	998	5,741	2,598
Standby costs	1,251	1,386	2,335	3,898
Accretion of asset retirement obligation	481	458	994	917
Total other operating costs and expenses	3,131	2,842	9,070	7,413

Selling, general and administration
Selling costs	127	23	137	88
Intangible asset amortization	—	2,502	—	2,502
General and administration	3,725	2,477	7,476	7,247
Total selling, general and administration	3,852	5,002	7,613	9,837

Total operating income (loss)	(11,504)	7,120	(21,626)	(3,280)
Interest expense	(362)	(475)	(691)	(967)
Other income	2,552	499	869	562
Net income (loss)	$(9,314)	$7,144	$(21,448)	$(3,685)

Basic income (loss) per share	$(0.10)	$0.09	$(0.23)	$(0.05)
Diluted income (loss) per share	$(0.10)	$0.08	$(0.23)	$(0.05)
Revenues
The Company’s revenues from uranium were previously based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts. In the six months ended June 30, 2019, the Company initiated the selling of vanadium recovered from its pond solution at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the three months ended June 30, 2019 totaled $3.07 million compared with $26.97 million in the three months ended June 30, 2018. Of the revenues for the three months ended June 30, 2019, $0.77 million was related to sales of 98,000 pounds of vanadium concentrates and $2.23 million related to toll processing of uranium concentrates.

Revenues for the three months ended June 30, 2018 included sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30 and sales of 100,000 pounds pursuant to a contract where the price was based on the spot market at a price of $22.57 per pound.
Revenues for the six months ended June 30, 2019 totaled $4.74 million; $1.94 million was related to sales of 150,000 pounds of vanadium concentrates and $2.73 million was related to toll processing of uranium concentrates.
Revenues for the six months ended June 30, 2018 totaled $28.23 million, which included sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30, sales of 50,000 pounds of U3O8 at a price of $24.75 per pound and sales of 100,000 pounds pursuant to a contract where the price was based on the spot market at a price of $22.57 per pound.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended June 30, 2019, the Company recovered 19,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 437,000 pounds of V2O5 from the Company's pond solutions. In the three months ended June 30, 2018, the Company recovered 39,000 pounds of U3O8 from ISR recovery activities for the Company's own account, and 89,000 pounds from the Company's alternate feed sources.
Costs and expenses applicable to revenue for the three months ended June 30, 2019 were $2.69 million, compared with $10.67 million for the three months ended June 30, 2018. Costs and expenses applicable to revenue for the three months ended June 30, 2019 consisted of $0.93 million from V2O5 and $1.70 million related to Alternate Feed Materials. All costs and expenses applicable to revenue for 2018 were related to uranium concentrates.
In the six months ended June 30, 2019, the Company recovered 40,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 765,000 pounds of V2O5 from the Company's pond solutions. In the six months ended June 30, 2018, the Company recovered 82,000 pounds of U3O8 from the Nichols Ranch Project and 89,000 pounds from the Company's alternate feed sources.
Costs and expenses applicable to revenue for the six months ended June 30, 2019 were $3.60 million, compared with $11.91 million for the six months ended June 30, 2018. Costs and expenses applicable to revenue for the six months ended June 30, 2019 consisted of $1.46 million from V2O5 and $2.08 million related to Alternate Feed Materials. All costs and expenses applicable to revenue for 2018 were related to uranium concentrates.
The decrease in the cost of sales was primarily attributable to having no significant uranium sales as well as just beginning to sell vanadium from the Company's vanadium program.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended June 30, 2019, the Company spent $1.40 million for development of the Company's properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill. For the three months ended June 30, 2018, the Company spent $1.00 million for development of the Canyon Project and permitting and land holding costs related to this and other projects.
For the six months ended June 30, 2019, the Company spent $5.74 million for development of the Company's properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill. For the six months ended June 30, 2018, the Company spent $2.60 million for development of the Canyon Project and permitting and land holding costs related to this and other projects.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
Standby cost
The Company’s La Sal and Daneros Projects were placed on standby in 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In the beginning of 2018, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.

For the three months ended June 30, 2019, standby costs totaled $1.25 million compared with $1.39 million in the prior year. For the six months ended June 30, 2019, standby costs totaled $2.34 million compared with $3.90 million in the prior year. The decrease is primarily related to increased Alternate Feed Materials processing and toll milling activities at the White Mesa Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three and six months ended June 30, 2019, which were $0.48 million and $0.99 million compared with the prior year three and six months ended of $0.46 million and $0.92 million, respectively. This increase is primarily due to normal accretion activity.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.85 million and $7.61 million for the three and six months ended June 30, 2019 compared to $5.00 million and $9.84 million for the three and six months ended June 30, 2018, respectively. The decrease is a result of the the Company not recognizing any intangible amortization cost from favorable contracts in the six months ended June 30, 2019 as the Company does not have any additional contract sales offset by an increase in spending on the Section 232 petition of $0.47 million.
Impairment of Inventories
For the three and six months ended June 30, 2019, the Company recognized $4.91 million and $6.08 million, respectively, in impairment charges related to inventory. For the three and six months ended June 30, 2018, the Company recognized $1.34 million and $2.35 million, respectively, in inventory impairment. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project, and the decrease in the market price of vanadium recovered from pond solutions.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended June 30, 2019 was $0.36 million compared with $0.48 million for the three months ended June 30, 2018, respectively. Interest expense for the six months ended June 30, 2019 was $0.69 million compared with $0.97 million for the six months ended June 30, 2018, respectively. This decrease was due to the payoff of the Wyoming revenue bond loan and the put option conversion of the Company's Convertible Debentures (the "Debentures").
Other income and expense
For the three months ended June 30, 2019, other income and expense totaled $2.55 million, net. These amounts primarily consist of a gain on the change in the mark-to-market values of the Debentures of $0.94 million, the increase in value of warrant liabilities of $1.85 million, and interest income of $0.14 million, offset by $0.36 million loss in investments accounted for at fair value.
For the three months ended June 30, 2018, other income and expense totaled $0.50 million income, net. These amounts primarily consist of a gain on investments accounted for at fair value of $0.67 million, gain on sale of assets held for sale of $0.34 million, a gain on the change in the mark-to-market values of the Debentures of $0.47 million, foreign exchange gain of $0.13 million, sale of surplus assets of $0.27 million, offset by the loss on the decrease in warrant liabilities of $1.45 million.
For the six months ended June 30, 2019, other income and expense totaled $0.87 million, net. These amounts primarily consist of a loss on the change in the mark-to-market values of the Debentures of $0.49 million, the increase in value of warrant liabilities of $1.12 million, offset by $0.01 million gain in investments accounted for at fair value and interest income of $0.25 million.
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
From January 1, 2019 to August 2, 2019 a total of 3,760,334 Common Shares have been sold under the ATM, for net proceeds to the Company of $11.49 million.
Working capital at June 30, 2019 and future requirements for funds
At June 30, 2019, the Company had working capital of $42.60 million, including $16.58 million in cash, $11.43 million of marketable securities, 485,000 pounds of uranium finished goods inventory and approximately 610,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Six months ended June 30, 2019
Cash, cash equivalents and restricted cash were $36.58 million at June 30, 2019, compared to $34.29 million at December 31, 2018. The increase of $2.17 million was due primarily to cash provided by financing activities of $9.05 million, cash provided by investing activities of $16.12 million, offset by cash used in operating activities of $22.99 million and loss on foreign exchange on cash held in foreign currencies of $0.11 million.
Net cash used in operating activities of $22.99 million is comprised of the net loss of $21.45 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.63 million of depreciation and amortization of property, plant and equipment, $6.08 million impairment on inventory, stock based compensation expense of $1.78 million, accretion of asset retirement obligation ("ARO") of $0.99 million, $1.12 million change in warrant liabilities, $0.49 million change in value of convertible debentures, other non-cash expenses of $0.97 million, a decrease in trade and other receivables of $0.34 million, a decrease in prepaid expenses and other assets of $0.54 million, unrealized foreign exchange gain of $0.22 million, offset by a decrease in accounts payable and accrued liabilities of $2.40 million, a decrease in inventories of $7.08 million and changes in deferred revenue of $2.72 million.
Net cash provided by financing activities totaled $9.05 million consisting of $8.85 million proceeds from the issuance of stock using the Company's ATM offering, fifty thousand in cash received from non-controlling interests and $0.15 million cash received from exercise of stock options.
Net cash provided by investing activities was $16.12 million, related to cash received from the sale and maturities of marketable securities.

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
Critical accounting estimates and judgments
The preparation of these consolidated financial statements in accordance with U.S. GAAP requires the use of certain critical accounting estimates and judgments that affect the amounts reported. It also requires management to exercise judgment in applying the Company’s accounting policies. These judgments and estimates are based on management’s best knowledge of the relevant facts and circumstances taking into account previous experience. Although the Company regularly reviews the estimates and judgments made that affect these financial statements, actual results may be materially different.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium or vanadium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. The success of the Company's campaign to recover V2O5 from existing pond solutions at the White Mesa Mill continues to depend, in large part, on the Company's ability to sell V2O5 at satisfactory prices in the future. The Company currently does not have any contracts in place for the sale of vanadium.
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8 and V2O5. The Company's existing long term uranium contracts have expired, following the Company's April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations, which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium and vanadium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material and, thus, not subject to significant risk. The Company is exposed to an interest rate risk associated with its Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. The Company does not currently expect the spot market price of U3O8 to exceed $54.99 per pound prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. In the event any relief is granted under the federal administration’s U.S. Nuclear Fuel Working Group formed July 12th in response to the Company’s Section 232 Petition, the spot price of uranium could potentially increase, but the risk of any resulting increase in interest rates on the Debentures would be likely offset, at least in part, by other cash-flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 per pound price levels.

UxC U3O8 Weekly Indicator Price	Annual Interest Rate
Up to $54.99	8.5%
$55.00–$59.99	9%
$60.00–$64.99	9.5%
$65.00–$69.99	10%
$70.00–$74.99	10.5%
$75.00–$79.99	11%
$80.00–$84.99	11.5%
$85.00–$89.99	12%
$90.00–$94.99	12.5%
$95.00–$99.99	13%
$100 and above	13.5%
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in foreign currency, resulting in a low currency risk relative to our cash balances. Our Debentures are denominated in Canadian Dollars and, accordingly, are exposed to currency risk.

The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2019 ($000):

Cash and cash equivalents	$1,976
Accounts payable and accrued liabilities	(822)
Loans and borrowings	(17,055)
Total	$(15,901)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at June 30, 2019 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income

Strengthening net earnings	+1% change in US dollar	$(208)

Weakening net earnings	-1% change in U.S. dollar	$208
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As at June 30, 2019, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2018, in its Form 10-Q for the quarter ended March 31, 2019, or in this Form 10-Q for the quarter ended June 30, 2019.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On June 20, 2019, the Company issued 168,486 common shares to several parties pursuant to an Amended and Restated Surface Use Agreement by and between Alto Colorado Ranches Ltd., et al., as owner and Leoncito Project, LLC, et al., as operator, dated May 1, 2016 ("Surface Use Agreement") and an Amended and Restated Uranium Testing Permit and Lease Option Agreement by and between Mestena Unproven, Ltd, Jones Ranch Minerals Unproven, Ltd. and Mestena Proven Ltd. and Leoncito Project, LLC signed May 27, 2016 ("Permit and Lease Agreement"). Both the Surface Use Agreement and Permit and Lease Agreement were previously filed as part of exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2016.

Pursuant to subsection 3.1.6 of the Surface Use Agreement and subsection 2 of the "Term" of the Permit and Lease Agreement, the Company had the option, in its sole discretion, to pay up to $300,000 in the form of Energy Fuels common shares, to be valued based on the VWAP of the Company’s common shares on the NYSE American for the ten trading days ending on the last trading day prior to the date of payment. Pursuant to this option, the Company issued 97,786 common shares.

The issuance of our common shares pursuant to the Surface Use Agreement and Permit and Lease Agreement was exempt from registration under the U.S. Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.
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

4.2	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (5)
4.3	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (6)
4.4	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (7)
4.5	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (8)
4.6	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (9)
4.7	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (10)
4.8	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (11)
4.9	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (12)
4.10	Release of Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement, dated September 11, 2018 (13)
4.11	October 2018 Amended and Restated Consulting Agreement dated and effective as of October 1, 2018 between Energy Fuels Inc. and Liviakis Financial Communications, Inc. (14)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019 (15)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019 (16)
10.4	Employment Agreement by and between Energy Fuels Inc. and W. Paul Goranson dated March 28, 2019 (17)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(8)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(9)	Incorporated by reference to Exhibit 4.10 to Energy Fuels' Form 8-K filed on April 3, 2018.
(10)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(11)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(12)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(13)	Incorporated by reference to Exhibit 4.15 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.
(14)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.
(15)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(16)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(17)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: August 2, 2019	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: August 2, 2019	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer