Form 10-Q
period 2019-09-30
ENERGY FUELS INC
filed 2019-11-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, the registrant had 99,338,926 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States ("U.S.") and Canadian securities laws, which are included but are not limited to statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, if warranted, development of its properties, plans related to its business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company's insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	the ability of the Company to access credit facilities on favorable terms;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third-party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete and integrate proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium and copper price levels;

•	fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;

•
risks associated with the Company's uranium sales, if any, being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;

•	risks associated with the Company's vanadium sales, if any, generally being required to be made at spot prices;

•	failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;

•	failure to obtain suitable vanadium sales terms at satisfactory prices in the future;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•	Governmental resistance to nuclear energy or uranium extraction or recovery;

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

•	risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;

•
risks that the President of the United States will not take any action or grant any remedies in response to recommendations from the United States Nuclear Fuel Working Group, or otherwise, that would result in meaningful support to the uranium mining industry;

•	risks related to potentially higher than expected costs related to any of the Company's projects or facilities;

•
risks associated with the Company’s ability to continue to recover vanadium from pond solutions at the White Mesa Mill, with potentially higher than expected costs for any such recoveries, and the Company’s ability to sell any recovered vanadium at satisfactory price levels;

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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Uranium concentrates	$—	$—	$66	$28,015
Vanadium concentrates	16	—	1,957	—
Alternate feed materials processing and other	407	451	3,141	663
Total revenues	423	451	5,164	28,678
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	—	63	11,908
Costs and expenses applicable to vanadium concentrates	16	—	1,476	—
Costs and expenses applicable to alternate feed materials and other	—	—	2,079	—
Total costs and expenses applicable to revenues	16	—	3,618	11,908
Other operating costs
Impairment of inventories	2,330	714	8,412	3,063
Development, permitting and land holding	2,310	4,971	8,051	7,569
Standby costs	869	1,296	3,204	5,194
Accretion of asset retirement obligation	484	459	1,478	1,376
Selling costs	30	33	167	121
Intangible asset amortization	—	—	—	2,502
General and administration	3,216	3,193	10,692	10,440
Total operating loss	(8,832)	(10,215)	(30,458)	(13,495)

Interest expense	(419)	(417)	(1,110)	(1,384)
Other income (loss)	2,312	(3,265)	3,181	(2,703)
Net loss	(6,939)	(13,897)	(28,387)	(17,582)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	241	895	(666)	657
Unrealized gain on available-for-sale assets	—	380	—	—
Other comprehensive income (loss)	241	1,275	(666)	657
Comprehensive loss	$(6,698)	$(12,622)	$(29,053)	$(16,925)

Net loss attributable to:
Owners of the Company	$(6,840)	$(13,812)	$(28,279)	$(17,485)
Non-controlling interests	(99)	(85)	(108)	(97)
	$(6,939)	$(13,897)	$(28,387)	$(17,582)
Comprehensive loss attributable to:
Owners of the Company	$(6,599)	$(12,537)	$(28,945)	$(16,828)
Non-controlling interests	(99)	(85)	(108)	(97)
	$(6,698)	$(12,622)	$(29,053)	$(16,925)

Basic and diluted loss per share	$(0.07)	$(0.16)	$(0.30)	$(0.20)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$14,728	$14,640
Marketable securities	7,776	27,061
Trade and other receivables, net	961	1,191
Inventories, net	22,492	16,550
Prepaid expenses and other assets	1,647	1,411
Total current assets	47,604	60,853
Inventories, net	1,772	1,772
Operating lease right of use asset	993	—
Investments accounted for at fair value	321	1,107
Plant, property and equipment, net	27,089	29,843
Mineral properties, net	83,539	83,539
Restricted cash	20,054	19,652
Total assets	$181,372	$196,766

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,496	$7,921
Current portion of operating lease liability	295	—
Current portion of warrant liabilities	—	662
Current portion of asset retirement obligation	32	270
Current portion of loans and borrowings	722	—
Total current liabilities	6,545	8,853
Warrant liabilities	3,177	5,621
Operating lease liability	828	—
Deferred revenue	—	2,724
Asset retirement obligation	20,701	18,834
Loans and borrowings	15,909	15,880
Total liabilities	47,160	51,912
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 98,188,502 at September 30, 2019 and 91,445,066 at December 31, 2018	487,668	469,303
Accumulated deficit	(360,337)	(332,058)
Accumulated other comprehensive income	3,177	3,843
Total shareholders' equity	130,508	141,088
Non-controlling interests	3,704	3,766
Total equity	134,212	144,854
Total liabilities and equity	$181,372	$196,766

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by at-the-market offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268
Net loss	—	—	(9,312)	—	(9,312)	(2)	(9,314)
Other comprehensive loss	—	—	—	(771)	(771)	—	(771)
Shares issued for cash by at-the-market offering	2,141,817	6,595	—	—	6,595	—	6,595
Shares issued to settle liabilities	266,272	847	—	—	847	—	847
Share issuance cost	—	(151)	—	—	(151)	—	(151)
Share-based compensation	—	663	—	—	663	—	663
Shares issued for exercise of stock options	20,899	44	—	—	44	—	44
Shares issued for exercise of warrants	1,450	5	—	—	5	—	5
Shares issued for consulting services	18,237	63	—	—	63	—	63
Contributions attributable to non-controlling interest	—	—	—	—	—	46	46
Balance at June 30, 2019	95,551,357	$481,053	$(353,497)	$2,936	$130,492	$3,803	$134,295
Net loss	—	—	(6,840)	—	(6,840)	(99)	(6,939)
Other comprehensive loss	—	—	—	241	241	—	241
Shares issued for cash by at-the-market offering	2,618,297	5,978	—	—	5,978	—	5,978
Share issuance cost	—	(134)	—	—	(134)	—	(134)
Share-based compensation	—	714	—	—	714	—	714
Shares issued for consulting services	18,848	57	—	—	57	—	57
Balance at September 30, 2019	98,188,502	$487,668	$(360,337)	$3,177	$130,508	$3,704	$134,212

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(10,822)	—	(10,822)	(7)	(10,829)
Other comprehensive loss	—	—	—	(687)	(687)	—	(687)
Shares issued for cash by at-the-market offering	711,253	1,176	—	—	1,176	—	1,176
Share issuance cost	—	(29)	—	—	(29)	—	(29)
Share-based compensation	—	1,202	—	—	1,202	—	1,202
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Balance at March 31, 2018	75,977,269	$431,818	$(317,635)	$1,602	$115,785	$3,876	$119,661
Net income	—	—	7,149	—	7,149	(5)	7,144
Other comprehensive income	—	—	—	69	69	—	69
Shares issued for cash by at-the-market offering	10,504,702	21,442	—	—	21,442	—	21,442
Share issuance cost	—	(536)	—	—	(536)	—	(536)
Share-based compensation	—	520	—	—	520	—	520
Shares issued for consulting services	164,538	311	—	—	311	—	311
Balance at June 30, 2018	86,646,509	$453,555	$(310,486)	$1,671	$144,740	$3,871	$148,611
Net loss	—	—	(13,812)	—	(13,812)	(85)	(13,897)
Other comprehensive income	—	—	—	1,275	1,275	—	1,275
Shares issued for cash by at-the-market offering	1,357,719	3,677	—	—	3,677	—	3,677
Shares issued for acquisition of Royalties	1,102,840	3,739	—	—	3,739	—	3,739
Share issuance cost	—	(209)	—	—	(209)	—	(209)
Share-based compensation	—	519	—	—	519	—	519
Shares issued for exercise of stock options	290,210	619	—	—	619	—	619
Shares issued for exercise of warrants	111,270	366	—	—	366	—	366
Shares issued for consulting services	21,076	53	—	—	53	—	53
Balance at September 30, 2018	89,529,624	$462,319	$(324,298)	$2,946	$140,967	$3,786	$144,753

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss for the period	$(28,387)	$(17,582)
Items not involving cash:
Depletion, depreciation and amortization	921	3,480
Stock-based compensation	2,498	2,241
Change in value of convertible debentures	(447)	1,135
Change in value of warrant liabilities	(3,281)	3,802
Accretion of asset retirement obligation	1,478	1,376
Unrealized foreign exchange (gains) losses	(142)	447
Impairment of inventories	8,412	3,063
Revision of asset retirement obligation	151	—
Impairment of mineral properties held for sale	—	—
Acquisition of royalty interests, net of share issuance costs	—	3,622
Other non-cash expenses	2,367	392
Changes in assets and liabilities
Increase in inventories	(12,854)	(214)
Decrease (increase) in trade and other receivables	234	(145)
Increase in prepaid expenses and other assets	(236)	(760)
Decrease in accounts payable and accrued liabilities	(2,688)	(2,678)
Cash paid for reclamation and remediation activities	—	(225)
Changes in deferred revenue	(2,724)	2,434
	(34,698)	388
INVESTING ACTIVITIES
Purchase of mineral properties and plant, property and equipment	—	(55)
Maturities and sales of marketable securities	19,530	2,565
Cash received from sale of Reno Creek	—	2,940
Purchase of available for sale investments	—	(25,525)
	19,530	(20,075)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	14,696	25,638
Proceeds from notes payable	801	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)
Repayment of loans and borrowings	(79)	(10,855)
Cash received from exercise of warrants	5	366
Cash received from exercise of stock options	146	619
Cash received for notes receivable	—	500
Cash received from non-controlling interest	46	—
	15,615	15,354

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	447	(4,333)
Effect of exchange rate fluctuations on cash held in foreign currencies	43	(38)
Cash, cash equivalents and restricted cash - beginning of period	34,292	40,701
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$34,782	$36,330
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,110	$1,008
Warrant liability transferred to equity upon exercise	$2	$—
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time to time from solutions in its tailing impoundment system.

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

3.	MARKETABLE SECURITIES

The following table summarizes our marketable securities by significant investment categories as of September 30, 2019:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$6,994	$—	$64	$7,058
Marketable equity securities	1,062	(549)	205	718
Marketable securities	$8,056	$(549)	$269	$7,776
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

During the nine months ended September 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$6,159
Due in 12 months to two years	899
Due in greater than two years	—
$7,058

4.	INVENTORIES

	September 30, 2019	December 31, 2018
Concentrates and work-in-progress	$20,790	$14,746
Inventory of ore in stockpiles	677	883
Raw materials and consumables	2,797	2,693
	$24,264	$18,322
Inventories - by duration
Current	$22,492	$16,550
Long term - raw materials and consumables	1,772	1,772
	$24,264	$18,322

(a)
For the three and nine months ended September 30, 2019, the Company recorded an impairment loss of $2.33 million and $8.41 million in the statement of operations related to concentrates and work in progress inventories and inventory of ore in stockpiles (September 30, 2018 - $0.71 million and $3.06 million).

5.	PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	September 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment
Nichols Ranch	$29,210	$(13,521)	$15,689	$29,210	$(12,021)	$17,189
Alta Mesa	13,626	(3,017)	10,609	13,656	(2,319)	11,337
Equipment and other	12,907	(12,116)	791	13,444	(12,127)	1,317
Plant and equipment total	$55,743	$(28,654)	$27,089	$56,310	$(26,467)	$29,843

The following is a summary of mineral properties:

	September 30, 2019	December 31, 2018
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2019	December 31, 2018
Asset retirement obligation, beginning of period	$19,104	$18,280
Revision of estimate	151	(662)
Accretion of liabilities	1,478	1,835
Settlements	—	(349)
Asset retirement obligation, end of period	$20,733	$19,104
Asset retirement obligation:
Current	$32	$270
Non-current	20,701	18,834
Asset retirement obligation, end of period	$20,733	$19,104
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at September 30, 2019 is $41.73 million (December 31, 2018 - $41.32 million).
The following table summarizes the Company’s restricted cash:

	September 30, 2019	December 31, 2018
Restricted cash, beginning of period	$19,652	$22,127
Additional collateral posted	402	117
Refunds of collateral	—	(2,592)
Restricted cash, end of period	$20,054	$19,652

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

Cash, cash equivalents and restricted cash are included in the following accounts at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$14,728	$14,640
Restricted cash included in other long-term assets	20,054	19,652
Total cash, cash equivalents and restricted cash	$34,782	$34,292

7.    LOANS AND BORROWINGS
The Company’s convertible debentures which are measured at fair value, are $15.91 million and $15.88 million as of September 30, 2019 and December 31, 2018, respectively.
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

The Debentures are classified as fair value through profit or loss where the Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and nine months ended September 30, 2019, the Company recorded a gain on revaluation of convertible Debentures of $0.94 million and $0.45 million, respectively (September 30, 2018 – loss of $1.46 million and $1.14 million for the three and nine months ended).

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

Lessee

The Company’s leases primarily include operating leases for corporate offices. These leases have remaining lease terms of less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within ROU assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

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

Total lease cost includes the following components:

	Three months ended September 30,	Nine months ended September 30,
	2019
Operating leases	$99	$309
Short-term leases	96	222
Sublease income	(9)	(65)
Total Lease Expense	$186	$466

Total lease expense was $0.19 million and $0.53 million for the three and nine months ended September 30, 2018.

The weighted average remaining lease term and weighted average discount rate were as follows:

Nine months ended September 30, 2019
Weighted average remaining lease term of operating leases	3.5 years
Weighted average discount rate of operating leases	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,	Nine months ended September 30, 2019
	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$105	$243

Future minimum payments of operating lease liabilities as of September 30, 2019 are as follows:

Years ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$101
2020	367
2021	343
2022	350
2023	147
Thereafter	—
Total Lease Payments	$1,308
Less: Interest	(186)
Present Value of Lease Liabilities	$1,122

9.	CAPITAL STOCK
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
Issued capital stock
In the nine months ended September 30, 2019, the Company issued 5,514,826 Common Shares under the Company’s ATM for net proceeds of $14.70 million after share issuance cost.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2019
September 2016 (a)	September 20, 2021	2.45	4,166,030	$3,177
(a) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 16).
On March 14, 2019, 2,328,925 warrants issued in March 2016 expired unexercised.

10.	BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loss attributable to shareholders	$(6,840)	$(13,812)	$(28,279)	$(17,485)
Basic and diluted weighted average number of common shares outstanding	96,840,539	87,197,294	94,321,950	80,843,493
Loss per common share	$(0.07)	$(0.16)	$(0.30)	$(0.20)

For the nine months ended September 30, 2019, 5.66 million (September 30, 2018 - 8.44 million) options and warrants and the potential conversion of the Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

11.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At September 30, 2019, a total of 9,818,850 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.30 million options granted in the nine months ended September 30, 2019 (nine months ended September 30, 2018 – 0.42 million options). At September 30, 2019, there were 1.49 million options outstanding with 1.27 million options exercisable, at a weighted average exercise price of $3.43 and $3.60 respectively, with a weighted average remaining contractual life of 3.21 years. The aggregate intrinsic value of the fully vested options was $0.04 million.
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2019 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	2.6%
Expected life	5.0 years
Expected volatility	59.4%	*
Expected dividend yield	—%
Weighted average expected life of option	5.00
Weighted average grant date fair value	$1.54

*	Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at September 30, 2019 and December 31, 2018, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2017	$1.77 - $15.61	$4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	4.41	(337,766)
Expired	6.83	6.83	(144,100)
Balance, September 30, 2019	$1.70 - $15.61	$3.43	1,492,533
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2019 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2018	297,044	$1.06
Granted	296,450	1.54
Vested	(345,921)	1.28
Forfeited	(22,551)	1.47
Non-vested September 30, 2019	225,022	$1.31
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the nine months ended September 30, 2019, the Company's Board of Directors issued 0.72 million RSUs under the Compensation Plan (September 30, 2018 - 1.19 million).
A summary of the status and activity of non-vested RSUs at September 30, 2019 is as follows:

	RSU
	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2018	1,580,187	$1.99
Granted	721,750	2.92
Vested	(862,378)	2.00
Forfeited	(168,004)	2.32
Non-vested September 30, 2019	1,271,555	$2.47
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2019 was $2.51 million (September 30, 2018 – $2.41 million).

Stock Appreciation Rights
During the nine months ended September 30, 2019, the Company's Board of Directors issued 2.20 million SARs under the Compensation Plan (September 30, 2018 - nil) with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are purely performance based, because they only vest upon the achievement of aggressive performance goals designed to significantly increase shareholder value.
Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the volume weighted average price (“VWAP”) of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
The share-based compensation recorded during the three and nine months ended September 30, 2019 was $0.71 million and $2.50 million (three and nine months ended September 30, 2018 - $0.52 million and $2.24 million, respectively).
At September 30, 2019, there were $0.07 million, $0.95 million and $1.71 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

12.	INCOME TAXES

As of September 30, 2019, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of September 30, 2019 and December 31, 2018.

13.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income	$134	$84	$386	$157
Change in value of investments accounted for at fair value	(589)	1,127	(576)	1,570
Change in value of warrant liabilities	2,166	(2,722)	3,281	(3,802)
Change in value of convertible debentures	940	(1,455)	447	(1,135)
Sale of surplus assets	—	—	—	293
Foreign exchange loss	(15)	(170)	(34)	(60)
Gain on sale of assets held for sale	—	—	—	341
Other	(324)	(129)	(323)	(67)
Other income (loss)	$2,312	$(3,265)	$3,181	$(2,703)

14.	COMMITMENTS AND CONTINGENCIES
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
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc.  The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision.  The one exception relates to Plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing.  The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiffs have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim.  Briefing on the matter is currently in progress and is expected to be completed during the fourth quarter of 2019. If the Canyon Plaintiffs are successful on their fourth claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
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
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $20.05 million posted against an undiscounted asset retirement obligation of $41.73 million (December 31, 2018 - $19.65 million posted against an undiscounted asset retirement obligation of $41.32 million).
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

United Nuclear contributed $46 thousand to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2019.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C. (now EFR Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers. In connection with the Purchase Agreement, one of the acquired companies under the purchase agreement ("acquired companies"), Leoncito Project, L.L.C.,entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which required Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). As of September 30, 2019, the Company paid the Grantors $0.30 million in cash and $0.30 million in common stock, representing 97,786 shares. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members in the three or nine months ended September 30, 2019 and does not anticipate paying any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2019. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 were deferred until June 2019 at which time the Company made a payment totaling $1.03 million consisting $0.51 million in cash and $0.51 million in common stock, representing 168,486 shares, to settle this obligation. The Company will now make surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.28 million as of September 30, 2019.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of September 30, 2019. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2019, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$321	$—	$—	$321
Marketable equity securities	718	—	—	718
Marketable debt securities	—	7,058	—	7,058
Warrant liabilities	3,177		—	3,177
Convertible debentures	15,909	—	—	15,909
	$20,125	$7,058	$—	$27,183
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
From October 1, 2019 through November 1, 2019, the Company issued 1.13 million common shares at an average price of $2.01 for proceeds of $2.28 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2019, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
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
The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States, as well as Alternate Feed Materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to extract approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as Alternate Feed Materials.
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior thirty-five-plus years of operations (“Pond Return”). During the nine months ended September 30, 2019, Mill activities focused primarily on the recovery of vanadium, along with relatively small amounts of uranium, from Pond Returns. The Company is actively pursuing additional toll and Alternate Feed Materials for processing at the Mill, as well as additional clean-up materials from third party mines.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice

Department and Environmental Protection Agency has announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional settlements with other parties are also pending. Our Mill is within close trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, during Q2-2019, the Company began receiving shipments of ore generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. The Company expects to generate significant revenue from this project, as well as demonstrate the responsible operations of the Mill for cleanup projects similar to what is required on the Navajo Nation.
The Company’s ISR operations consist of our currently producing Nichols Ranch Project and our standby operation at the Alta Mesa Project. At our Nichols Ranch Project, the Company placed its ninth header house into production in March 2017. In order to save cash and resources, the Company is deferring additional wellfield development until uranium prices recover. The Alta Mesa Project will remain on standby in the current uranium price environment.
We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to U.S. government action to support domestic uranium production which began with the Company’s Section 232 Petition submitted on January 16, 2018 (see Recent Developments - U.S. Nuclear Fuel Working Group Update). In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to resume wellfield construction at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Canyon Project, Daneros Project, La Sal Project and/or Whirlwind Project. The Company believes we could start bringing this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to resume production at our other conventional mines on standby and develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.

Recent Developments

White Mesa Processing Agreement

As previously announced, on June 10, 2019, the Company, through its wholly owned subsidiaries EFR White Mesa LLC and Energy Fuels Resources (USA) Inc., entered into a Processing Agreement (the “Agreement”) with the owner of a formerly operating uranium mine in New Mexico. The owner is currently completing various cleanup and reclamation activities at the mine, including the removal and disposal of low-grade uranium ore (the “Ore”) located at the site. Beginning in Q2-2019 and continuing during Q3-2019, the Company has accepted delivery of 4,591 tons of material. Revenues payable to the Company are expected to be between $700,000 and approximately $3,500,000, depending on the amount of Ore ultimately delivered to the White Mesa Mill. As additional consideration, the Company will retain title to any uranium (or other minerals) recovered from the Ore for its own account, currently estimated to be approximately 8,000-70,000 lbs. of U3O8, valued at approximately $200,000-$1,750,000 at current uranium prices. Energy Fuels has proposed similar processing and disposal services to assist in the cleanup of Cold War era abandoned uranium mines on the Navajo Nation and other nearby lands. The Agreement represents the first agreement for the processing and disposal of those types of clean-up materials at the White Mesa Mill. The Ore is currently being stockpiled at the Mill for recovery in a future conventional mill processing campaign.
U.S. Nuclear Fuel Working Group Update

On January 16, 2018, the Company participated in the joint filing of a Petition for Relief under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten National Security (the “Petition”). The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan and China are believed to represent a threat to U.S. national security.
On July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated the investigation (the “Section 232 Investigation”).
On April 14, 2019, the DOC completed the Section 232 Investigation, and the Secretary of Commerce submitted a report to the President of the United States (the “President”) containing his findings (the “Section 232 Report”).
On July 12, 2019, in response to the Section 232 Report, the President issued a memorandum, where he stated that “I agree with the Secretary that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.” In order “to address the concerns identified by the Secretary regarding domestic uranium production and to ensure a comprehensive review of the entire domestic nuclear supply chain,” the President formed the United States Nuclear Fuel Working Group (the “Working Group”) to “examine the current state of domestic nuclear fuel production to reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” The President instructed the Working Group to “develop recommendations for reviving and expanding domestic nuclear fuel production,” and to submit a report to the President within 90 days “setting forth the Working Group’s findings and making recommendations to further enable domestic nuclear fuel production if needed.”
Although an official announcement has not been made by the administration, it appears that the deadline for the Working Group to make recommendations to the President, originally set for October 10, 2019, has been extended for what is widely believed to be 30 days. The Company looks forward to the Working Group’s study and recommendations. The Company believes this initiative has the potential to result in actions that could provide meaningful support to the uranium mining industry. It should be noted, however, that there can be no certainty of the outcome of the Working Group’s study and recommendations. No action could be taken or remedies granted and any actions taken may not result in a meaningful or material remedy to the uranium mining industry. Therefore, the outcome of this process is uncertain.

Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices were relatively flat during Q3-2019. The uranium spot price began the quarter at $24.50 per pound on June 30, 2019 and rose slightly (5%) to $25.70 per pound by the end of the quarter on September 30, 2019. The uranium spot price reached a high of $25.80 per pound during the week of September 20, 2019, and a low of $24.50 during the week of July 5, 2019. TradeTech price data also indicates that long-term U3O8 prices were flat, beginning the quarter at $31.00 per pound and ending the quarter at $31.00 per pound. On October 25, 2019, TradeTech reported a spot price of $24.10 per pound and a long-term price of $31.00 per pound. According to TradeTech, July 2019 uranium prices “rose steadily in mid July, then declined on limited transactions in anticipation of US President Donald Trump’s decision on the Section 232 investigation into uranium imports. Although the decision to not impose trade restrictions brought some clarity to the market, limited direct activity with a spread of prices linked to various origin restrictions, locations, and form resulted in low price volatility through the end of the month.” (TradeTech, NMR, July 31, 2019). TradeTech also indicated that “the industry was confronted with additional uncertainty as the August 1 deadline approached for issuance of waivers to Iran’s trading partners … US National Security Advisor announced [in late July] that the USA will renew existing waivers for Iranian nuclear programs that allow Russia, China, and European nations to continue their civilian cooperation with Iran. Bolton noted, however, that the administration would continue to watch nuclear activities during a short 90-day extension of the waivers.” (TradeTech, NMR, July 31, 2019). August 2019 saw “limited transaction activity … [and] concerns over lingering international trade issues, combined with uncertainty regarding forthcoming recommendations of the US Nuclear Fuel Working Group, [that] further chilled the market and kept prices below $25.00 per pound for nearly a week. Downward pressure on the uranium spot price abated in the last week of [August] as uranium producer Kazatomprom announced its intention to extend 20 percent reductions to planned production through 2021. The announcement, combined with existing expectations among market observers that increased utility demand is on the horizon, brought an uptick in both spot market and term activity with traders, financial entities, utilities, and producers all returning to the market this month.” (TradeTech, NMR, August 31, 2019). “While mid-September saw a brief uptick in buying activity, with 30 spot transactions involving approximately 6 million pounds U3O8 equivalent traded over the course of the month, several buyers remain preoccupied with ongoing trade issues in the USA. Market participants continue to await the potential outcome of the US Nuclear Fuel Working Group and increasing Iran sanctions, as well as the pending expiration of the Russian Suspension Agreement (RSA).” (TradeTech, NMR, September 30, 2019). The Company believes considerable uncertainty remains in the market, and participants may not make significant moves in the market until more certainty materializes around the possible outcomes of the Working Group.
The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts, as was announced by Kazatomprom in August 2019, and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved over the past year, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs, particularly from State owned Enterprises. The Company continues to believe a large degree of uncertainty continues in the market with the President’s creation of the Working Group, along with the potential for sanctions on Iran and/or Russia, which could affect deliveries to U.S. utilities from Russian-backed entities.

Vanadium Market Update

During Q3-2019, the disparity between V2O5 prices in China versus Europe continued. According to weekly price data from Metal Bulletin, the mid-point spot price for V2O5 in China was $8.00 per pound on June 27, 2019 and $8.25 per pound of V2O5 on September 26, 2019, representing a small increase of 3% during the quarter. By October 31, 2019, the spot price in China was $6.35 per pound of V2O5. During the same period, according to weekly price data from Metal Bulletin, the mid-point spot price for V2O5 in Europe was $7.48 per pound on June 28, 2019 and $6.98 per pound of V2O5 on September 27, 2019, representing a drop of 7%. By October 25, 2019, the spot price in Europe had further dropped to $4.73 per pound of V2O5. As can be seen from the month-end data for September, vanadium prices in China were approximately 18% higher than in Europe.
After the announcement of the new rebar standards in China, global vanadium prices rose significantly to $28.83 per pound in Europe and $32.00 per pound in China. However, as vanadium prices rose to multi-year highs, the Company believes Chinese steel mills began to substitute niobium for vanadium, thereby causing demand for vanadium, and hence prices, to drop off their highs. At the same time, the Company believes that the European and Russian steel industries are stressed, mainly due to the effects of sanctions on Russia and tariffs in the U.S., and there have been insufficient production cutbacks in Russia and Europe, and new production from Asia, thereby causing continued vanadium price weakness.
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

Operations Update and Outlook for Year Ending December 31, 2019

Overview
Operations and Sales Outlook Overview
The Company plans to extract and recover uranium from its Nichols Ranch Project in 2019 at reduced levels as its existing wellfields become depleted. This will continue until such time as the incremental cost of production exceeds the value of the pounds recovered. In addition, the Company expects to continue to extract and recover vanadium from pond solutions at its White Mesa Mill and to build its vanadium inventory at current price levels, which are close to the Company’s incremental cost of producing vanadium.
As a result of current low uranium market conditions, both ISR and conventional uranium recovery are being maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of potential relief from the U.S. government, or through improved uranium market fundamentals. Until such time as improvements in uranium market conditions are observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company will keep the Alta Mesa Project and its conventional mining properties on standby. The Company is also seeking new sources of revenue, including new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed under existing market conditions, largely unrelated to uranium sales prices. The Company will also continue its efforts to receive U.S. government support for domestic uranium production, and will evaluate additional acquisition and disposition opportunities that may arise.

Extraction and Recovery Activities Overview
During the nine months ended September 30, 2019, the Company recovered approximately 56,000 pounds of U3O8. In the year ending December 31, 2019, the Company expects to recover a quantity of uranium within its previously published guidance of 50,000 to 125,000 pounds of U3O8. The Company also recovered approximately 1,300,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”) during the nine months ended September 30, 2019 and expects to continue to recover approximately 160,000 to 200,000 pounds of V2O5 per month while vanadium recovery operations continue.
The Company has entered into no uranium sales commitments for 2019 thus far. Therefore, all 2019 uranium production is expected to be added to existing inventories. All V2O5 production is expected to be sold on the spot market, if prices rise significantly above current levels, or maintained in inventory.
ISR Activities
During the nine months ended September 30, 2019, we extracted and recovered approximately 56,000 pounds of U3O8 from the Nichols Ranch Project. In the year ending December 31, 2019, the Company expects to recover a quantity of uranium within its previously published guidance of 50,000 to 70,000 pounds of U3O8 from Nichols Ranch.
As of September 30, 2019, the Nichols Ranch wellfields had nine header houses extracting uranium. Until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company intends to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company currently expects to continue running the Nichols Ranch Project through the end of 2019. However, if market conditions do not improve significantly by that time as a result of U.S. government support or otherwise, the Company expects to place this project on standby in early 2020.
The Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the nine months ended September 30, 2019, the Company produced 1,300,000 pounds of high-purity V2O5 from its Mill Pond Return program, as well as captured 30,000 pounds of U3O8 in the mill circuit through September 19, 2019. The Company is currently producing at full production rates of 160,000 to 200,000 pounds of V2O5 per month. On September 19, 2019, the company ceased uranium recovery operations from Pond Returns in order to lower its cost of production for vanadium. The Company expects to continue to recover vanadium at these rates during the fourth quarter of 2019, taking into account seasonal considerations. Despite currently low vanadium prices, the Company plans to continue this program, rather than place it on standby at this time, for three reasons. First, the Company believes vanadium prices are likely to rise in the future and the Company will be well-positioned to take advantage of any future price increases if it has readily saleable inventory. Second, the Company’s vanadium recovery process is running smoothly, and it makes sense to continue producing efficiently and at the lowest possible cost under current conditions. Finally, maintaining vanadium production will allow the Mill to retain its current highly skilled workforce, which will be able to switch over to uranium production if the Company ramps up its uranium production in response to U.S. government support for domestic uranium production or improved market conditions. The Company will continue to monitor its vanadium recoveries, which are expected to decrease during the colder winter months, its costs of production, current and expected vanadium prices, and its uranium production schedule, and may vary these plans, including shutting down its vanadium production, as circumstances warrant. If vanadium prices increase, or other opportunities arise, the Company may sell all or a portion of its vanadium inventory.
If vanadium recovery operations from the current Mill Pond Return program are put on standby during Q4-2019, the Company plans to utilize the resulting available Mill capacity by processing stockpiled Alternate Feed Materials in the fourth quarter of 2019.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned vanadium and other processing activities will keep the Mill in operation through the end of 2019 and into 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed as a result of U.S. government support for domestic uranium mining or otherwise, the Company would expect to be able to procure suitable long term sales contracts to keep the Mill operating over a considerably longer period of time.
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
Conventional Standby, Permitting and Evaluation Activities
During the nine months ended September 30, 2019, the Company completed its test-mining and refurbishment program targeting vanadium at the fully-permitted La Sal Complex located on the Colorado Plateau. We completed the test-mining by the end of April 2019 and continued to pursue enhanced operational readiness targeting future commercial production. The goal of the test-mining program was to evaluate different mining approaches in previously mined out areas that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8. During this program, the Company refurbished the La Sal and Pandora mines within the La Sal Complex and extracted approximately 11,000 tons of mineralized material. The Company expects to continue readiness activities through the fourth quarter of 2019.

During 2019, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/ copper mineralization, and to continue pursuing any additional permitting actions that may be required to potentially recover copper at the White Mesa Mill. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
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
Sales
During the nine months ended September 30, 2019, the Company completed $0.07 million of uranium sales. The Company currently has no remaining contracts and is therefore fully unhedged to future uranium price increases.
At the current time, the Company is selling only small quantities of vanadium, while mainly focusing on building V2O5 inventory for sale in the future as prices are expected to increase. During the nine months ended September 30, 2019, the Company completed sales of 152,000 pounds of vanadium at an average price of $12.88 per pound. The Company expects to continue to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The Company is continuing to produce a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices at the time of production.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill.
Unites States Nuclear Fuel Working Group
As described above the Company believes the deadline for the Working Group to make recommendations to the President originally set for October 10, 2019 has been extended for 30 days. The Company looks forward to learning the recommendations, and believes this initiative has the potential to result in actions that could provide meaningful support to the uranium mining industry. It should be noted, however, that there can be no certainty of the outcome of the Working Group’s study and recommendations. No action could be taken or remedies granted, and any actions taken may not result in a meaningful or material remedy to the uranium mining industry. Therefore, the outcome of this process is uncertain.
If the President does not take actions to support the U.S. nuclear production industry and uranium and vanadium markets do not otherwise improve, the Company will evaluate reducing its operation activities as required in order to minimize its cash expenditures while preserving its asset base for increased production in the future as market conditions may warrant.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Uranium concentrates	$—	$—	$66	$28,015
Vanadium concentrates	16	—	1,957	—
Alternate feed materials processing and other	407	451	3,141	663
Total revenues	423	451	5,164	28,678
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	—	63	11,908
Costs and expenses applicable to vanadium concentrates	16	—	1,476	—
Costs and expenses applicable to alternate feed materials and other	—	—	2,079	—
Total costs and expenses applicable to revenues	16	—	3,618	11,908
Impairment of inventories	2,330	714	8,412	3,063
Gross (loss) profit	(1,923)	(263)	(6,866)	13,707

Other operating costs and expenses
Development, permitting and land holding	2,310	4,971	8,051	7,569
Standby costs	869	1,296	3,204	5,194
Accretion of asset retirement obligation	484	459	1,478	1,376
Total other operating costs and expenses	3,663	6,726	12,733	14,139

Selling, general and administration
Selling costs	30	33	167	121
Intangible asset amortization	—	—	—	2,502
General and administration	3,216	3,193	10,692	10,440
Total selling, general and administration	3,246	3,226	10,859	13,063

Total operating loss	(8,832)	(10,215)	(30,458)	(13,495)
Interest expense	(419)	(417)	(1,110)	(1,384)
Other income (loss)	2,312	(3,265)	3,181	(2,703)
Net loss	$(6,939)	$(13,897)	$(28,387)	$(17,582)

Basic and diluted loss per share	$(0.07)	$(0.16)	$(0.30)	$(0.20)
Revenues
The Company’s revenues from uranium were previously based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts. In the nine months ended September 30, 2019, the Company initiated the selling of vanadium recovered from its pond solution at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

Revenues for the three months ended September 30, 2019 totaled $0.42 million compared with $0.45 million in the three months ended September 30, 2018. Of the revenues for the three months ended September 30, 2019, $0.02 million was related to sales of 2,000 pounds of vanadium concentrates and $0.41 million related to toll processing of uranium concentrates.
Revenues for the three months ended September 30, 2018 were all related to processing of Alternate Feed Materials.
Revenues for the nine months ended September 30, 2019 totaled $5.16 million; $1.96 million was related to sales of 152,000 pounds of vanadium concentrates and $3.14 million was related to toll processing of uranium concentrates.
Revenues for the nine months ended September 30, 2018 totaled $28.68 million, which included sales of 400,000 pounds of U3O8 pursuant to a term contract at an average price of $61.30, sales of 50,000 pounds of U3O8 at a price of $24.75 per pound and sales of 100,000 pounds of U3O8 pursuant to a contract where the price was based on the spot market at a price of $22.57 per pound and Alternate Feed Materials processing revenue of $0.66 million.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2019, the Company recovered 16,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 530,000 pounds of V2O5 from Pond Return. In the three months ended September 30, 2018, the Company recovered 33,000 pounds of U3O8 from ISR recovery activities for the Company's own account, and 128,000 pounds from the Company's Alternate Feed Material sources.
Costs and expenses applicable to revenue for the three months ended September 30, 2019 were $0.02 million, compared with nil for the three months ended September 30, 2018. Costs and expenses applicable to revenue for the three months ended September 30, 2019 consisted of $0.02 million from V2O5 and nil related to Alternate Feed Materials.
In the nine months ended September 30, 2019, the Company recovered 56,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 1,300,000 pounds of V2O5 from Pond Returns. In the nine months ended September 30, 2018, the Company recovered 115,000 pounds of U3O8 from the Nichols Ranch Project and 213,000 pounds from the Company's Alternate Feed Material sources.
Costs and expenses applicable to revenue for the nine months ended September 30, 2019 were $3.62 million, compared with $11.91 million for the nine months ended September 30, 2018. Costs and expenses applicable to revenue for the nine months ended September 30, 2019 consisted of $1.48 million from V2O5 and $2.08 million related to Alternate Feed Materials. All costs and expenses applicable to revenue for 2018 were related to uranium concentrates.
The decrease in the cost of sales was primarily attributable to having no significant uranium sales as well as just beginning to sell vanadium from the Company's vanadium program.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended September 30, 2019, the Company spent $2.31 million for development of the Company's properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill. For the three months ended September 30, 2018, the Company spent $4.97 million for development of the Canyon Project and permitting and land holding costs related to this and other projects.
For the nine months ended September 30, 2019, the Company spent $8.05 million for development of the Company's properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill. For the nine months ended September 30, 2018, the Company spent $7.57 million for development of the Canyon Project and permitting and land holding costs related to this and other projects.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
Standby costs
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

For the three months ended September 30, 2019, standby costs totaled $0.87 million compared with $1.30 million in the prior year. For the nine months ended September 30, 2019, standby costs totaled $3.20 million compared with $5.19 million in the prior year. The decrease is primarily related to vanadium recovery activities at the White Mesa Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the three and nine months ended September 30, 2019, which were $0.48 million and $1.48 million compared with the three and nine months ended September 30, 2018, which were $0.46 million and $1.38 million, respectively. This increase is primarily due to normal accretion activity.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, stock-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.25 million and $10.86 million for the three and nine months ended September 30, 2019 compared to $3.23 million and $13.06 million for the three and nine months ended September 30, 2018, respectively. The decrease is a result of the Company not recognizing any intangible amortization cost from favorable contracts in the nine months ended September 30, 2019 as the Company does not have any additional contract sales, offset by an increase in spending on the Section 232 Petition and related working group activities of $0.86 million.
Impairment of Inventories
For the three and nine months ended September 30, 2019, the Company recognized $2.33 million and $8.41 million, respectively, in impairment charges related to inventory. Included in impairment were non cash expenses of $0.52 million and $1.55 million. For the three and nine months ended September 30, 2018, the Company recognized $0.71 million and $3.06 million, respectively, in inventory impairment. Included in impairment were non cash expenses of $0.54 million and $1.61 million. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project, and the decrease in the market price of vanadium recovered from Pond Return.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended September 30, 2019 was $0.42 million compared with $0.42 million for the three months ended September 30, 2018, respectively. Interest expense for the nine months ended September 30, 2019 was $1.11 million compared with $1.38 million for the nine months ended September 30, 2018, respectively. This decrease was due to the payoff of the Wyoming revenue bond loan and the put option conversion of the Company's Convertible Debentures (the "Debentures").
Other income and expense
For the three months ended September 30, 2019, other income and expense totaled $2.31 million income, net. These amounts primarily consist of a gain on the change in the mark-to-market values of the Debentures of $0.94 million, the increase in value of warrant liabilities of $2.17 million, and interest income of $0.13 million, offset by $0.59 million loss in investments accounted for at fair value.
For the three months ended September 30, 2018, other income and expense totaled $3.27 million expense, net. These amounts primarily consist of a loss on the change in the mark-to-market values of the Debentures of $1.46 million, loss on the decrease in warrant liabilities of $2.72 million, and other expense of $0.13 million, foreign exchange loss of $0.17 million, offset by $1.13 million gain in investments accounted for at fair value and interest income of $0.08 million.
For the nine months ended September 30, 2019, other income and expense totaled $3.18 million income, net. These amounts primarily consist of a gain on the change in the mark-to-market values of the Debentures of $0.45 million, the increase in value of warrant liabilities of $3.28 million, and interest income of $0.39 million, offset by $0.58 million loss in investments accounted for at fair value.
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

LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past six years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the US Mining Division of Denison Mines Corp., in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
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
From January 1, 2019 to November 1, 2019 a total of 6,646,402 Common Shares have been sold under the ATM, for net proceeds to the Company of $16.92 million.
Working capital at September 30, 2019 and future requirements for funds
At September 30, 2019, the Company had working capital of $41.06 million, including $14.73 million in cash, $7.78 million of marketable securities, 500,000 pounds of uranium finished goods inventory and approximately 1,150,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Nine months ended September 30, 2019
Cash, cash equivalents and restricted cash were $34.78 million at September 30, 2019, compared to $34.29 million at December 31, 2018. The increase of $0.49 million was due primarily to cash provided by financing activities of $15.62 million, cash provided by investing activities of $19.53 million, offset by cash used in operating activities of $34.70 million and loss on foreign exchange on cash held in foreign currencies of $0.04 million.
Net cash used in operating activities of $34.70 million is comprised of the net loss of $28.39 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.92 million of depreciation and amortization of property, plant and equipment, $8.41 million impairment on inventory, stock based compensation expense of $2.50 million, accretion of asset retirement obligation ("ARO") of $1.48 million, $3.28 million change in warrant liabilities, $0.45 million change in value of the debentures, other non-cash expenses of $2.37 million, a decrease in trade and other receivables of $0.23 million, an increase in prepaid expenses and other assets of $0.24 million, unrealized foreign exchange gain of $0.14 million, offset by a decrease in accounts payable and accrued liabilities of $2.69 million, an increase in inventories of $12.85 million and changes in deferred revenue of $2.72 million.
Net cash provided by investing activities was $19.53 million, related to cash received from the sale and maturities of marketable securities.

Net cash provided by financing activities totaled $15.62 million consisting of $14.70 million proceeds from the issuance of stock using the Company's ATM offering, $0.80 million in proceeds from notes payable and $0.15 million cash received from exercise of stock options.
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
Net cash provided by operating activities of $0.39 million is comprised of the net loss of $17.58 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.48 million of depreciation and amortization of property, plant and equipment, $3.62 million related to acquisition of royalty interests, net of share issuance costs, $3.06 million impairment on inventory, stock based compensation expense of $2.24 million, accretion of ARO of $1.38 million, $3.80 million change in warrant liabilities, $1.14 million change in value of the debentures, other non-cash expenses of $0.39 million, changes in deferred revenue of $2.43 million offset by an increase in trade and other receivables of $0.15 million, an increase in inventories of $0.21 million, an increase in prepaid expenses and other assets of $0.76 million, a decrease in accounts payable and accrued liabilities of $2.68 million and $0.23 million in cash paid for reclamation activities.
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
d. Impairment testing of mining and recovery assets
The Company undertakes a review of the carrying values of its mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, the management of the Company is required to make significant estimates of, among other things, future production and sale volumes, forecast commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an effect on the expected recoverability of the carrying values of mining and recovery assets.
e. Asset retirement obligations
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium or vanadium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. The success of the Company's campaign to recover V2O5 from existing Pond Returns at the White Mesa Mill continues to depend, in large part, on the Company's ability to sell V2O5 at satisfactory prices in the future. The Company currently does not have any contracts in place for the sale of vanadium.
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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest earned is not material and, thus, not subject to significant risk. The Company is exposed to an interest rate risk associated with its Debentures, which is based on the spot market price of U3O8. These Debentures mature in December 2020. Subject to the following sentance, the Company does not currently expect the spot market price of U3O8 to exceed $54.99 per pound prior to the Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Debentures. In the event any relief is granted under the federal administration’s U.S. Nuclear Fuel Working Group formed July 12th in response to the Company’s Section 232 Petition, the spot price of uranium could potentially increase, but the risk of any resulting increase in interest rates on the Debentures would be likely offset, at least in part, by other cash-flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Debentures at various U3O8 per pound price levels.

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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2019 ($000):

Cash and cash equivalents	$1,075
Accounts payable and accrued liabilities	(878)
Loans and borrowings	(15,909)
Total	$(15,712)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2019 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar	$(208)

Weakening net earnings	-1% change in U.S. dollar	$208
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of September 30, 2019, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2018, in its Form 10-Q for the quarter ended March 31, 2019, in its Form 10-Q for the quarter ended June 30, 2019, or in this Form 10-Q for the quarter ended September 30, 2019.
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

4.2	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (5)
4.3	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (6)
4.4	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (7)
4.5	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (8)
4.6	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (9)
4.7	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (10)
4.8	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (11)
4.9	Release of Mortgage, Assignment of Revenues, Security Agreement, Fixture Filing and Financing Statement, dated September 11, 2018 (12)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (13)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019 (14)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019 (15)
10.4	Employment Agreement by and between Energy Fuels Inc. and W. Paul Goranson dated March 28, 2019 (16)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(8)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(9)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(10)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(11)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(12)	Incorporated by reference to Exhibit 4.15 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(14)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(15)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(16)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: November 1, 2019	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: November 1, 2019	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer