Form 10-K
period 2019-12-31
ENERGY FUELS INC
filed 2020-03-17
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number: 001-36204
ENERGY FUELS INC.
(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1067994
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

225 Union Blvd., Suite 600
Lakewood, Colorado	80228
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code: (303) 389-4130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	UUUU, EFR	NYSE American, Toronto Stock Exchange
Warrants to purchase Common Shares	UUUU-WT, EFR.WT	NYSE American, Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [   ]                        Accelerated Filer [X]

Non-Accelerated Filer [   ]                       Smaller Reporting Company [X]

Emerging Growth Company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $280.94 million.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The number of common shares of the Registrant outstanding as of March 13, 2020 was 114,945,157.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which include but are not limited to statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, development of its properties, plans related to its business, and other matters that may occur in the future, any expectation related to the activities proposed by the President of the United States (the “President” or “President Trump”) in his budget for fiscal year 2021 (the “President’s Budget”), including the establishment of a Uranium Reserve for the United States, any expectation related to any additional or future recommendations of the United States Nuclear Fuel Working Group (the “U.S. Nuclear Fuel Working Group” or “Working Group”), any plans the Company may have to evaluate the ramp up of production at any of its properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “plans,” “expects” or “does not expect,” “is expected,” “is likely,” “budgets,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates” or “does not anticipate,” “continues,” or “believes,” and similar expressions or variations of such words and phrases or statements to indicate certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the activities proposed in the President’s Budget for fiscal year 2021, including the establishment of a Uranium Reserve for the United States, and risks related to any additional or future recommendations of the United States Nuclear Fuel Working Group not benefiting the Company in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•
global economic risks, including the occurrence of unforeseen or catastrophic events, such as the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), which could create economic and financial disruptions and require the Company to reduce or cease operations at some or all of its facilities for an indeterminate period of time, and which could have a material impact on the Company’s business, operations, personnel and financial condition;

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

•
risks associated with the activities proposed in the President’s Budget for fiscal year 2021, including the establishment of a Uranium Reserve for the United States, being subject to appropriation by the Congress of the United States, and the details of implementation of the President’s Budget not yet having been defined;

•
risks associated with the U.S. Nuclear Fuel Working Group not continuing to evaluate issues related to the uranium supply chain and fuel supply, or any additional or future recommendations of the Working Group not benefiting the Company in any material way;

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

•	actions taken by regulatory authorities with respect to mineral extraction and recovery activities;

•	risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;

•	risks associated with the ability of the Company to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;

•	risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;

•	the adequacy of the Company’s insurance coverage;

•	uncertainty as to reclamation and decommissioning liabilities;

•	the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;

•	the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;

•	the ability of the Company to meet its obligations to its creditors;

•	the ability of the Company to access credit facilities on favorable terms;

•	risks associated with paying off indebtedness at its maturity;

•	risks associated with the Company’s relationships with its business and joint venture partners;

•	failure to obtain industry partner, government, and other third-party consents and approvals, when required;

•	competition for, among other things, capital, mineral properties, and skilled personnel;

•	failure to complete and integrate proposed acquisitions and incorrect assessments of the value of completed acquisitions;

•	risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•	risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium and copper price levels;

•	fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;

•
risks associated with the Company’s uranium sales, if any, being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;

•	risks associated with the Company’s vanadium sales, if any, generally being required to be made at spot prices;

•	failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;

•	failure to obtain suitable vanadium sales terms at satisfactory prices in the future;

•	risks associated with asset impairment as a result of market conditions;

•	risks associated with lack of access to markets and the ability to access capital;

•	the market price of Energy Fuels’ securities;

•	public resistance to nuclear energy or uranium extraction and recovery;

•	governmental resistance to nuclear energy or uranium extraction or recovery;

•
risks associated with inaccurate or nonobjective media coverage of the Company’s activities and the impact such coverage may have on the public, the market for the Company’s securities, government relations, permitting activities and legal challenges, as well as the costs to the Company of responding to such coverage;

•	uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state subsidized production;

•
risks associated with the Company’s involvement in industry petitions for trade remedies, including the costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium and participants in other phases of the nuclear fuel cycle;

•	risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;

•	risks related to potentially higher than expected costs related to any of the Company’s projects or facilities;

•	risks related to the Company’s ability to recover copper from our Canyon uranium project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to the Company’s ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to the Company’s ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to the Company’s lack of dividends;

•	risks related to recent market events;

•	risks related to the Company’s issuance of additional common shares under our At-the-Market (“ATM”) program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to the Company’s mineral properties;

•	risks related to the Company’s outstanding debt;

•	risks related to the Company’s repayment of its existing Convertible Debentures, as defined in Part I, Item 1;

•	risks related to the tax ownership of our securities; and

•
risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium and the Company’s other primary metals and minerals develop as expected; that uranium and vanadium prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that the Company receives regulatory and governmental approvals for the Company’s development projects and other operations on a timely basis; that the Company is able to operate its mineral properties and processing facilities as expected; that the Company is able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that the Company is able to obtain financing for the Company’s development projects on reasonable terms; that the Company is able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for the Company’s development and expansion projects and restarting projects on standby, are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that the Company’s reserve and resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs or bonding requirements; that Congressional approvals contemplated by the President’s Budget for the fiscal year 2021 are obtained as contemplated; that the details of implementation of the President’s Budget for fiscal year 2021 are defined in a satisfactory manner; and that the Company maintains ongoing relations with its employees and with its business and joint venture partners.
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

CAUTIONARY NOTE TO UNITED STATES INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles (“GAAP”) and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the Toronto Stock Exchange (“TSX”), this Annual Report contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Annual Report, and in the documents incorporated by reference herein, have been, and will be, prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
Canadian standards, including NI 43-101, differ significantly from the requirements of SEC Industry Guide 7, as defined in the Glossary of Technical Terms. Thus, reserve and resource information contained herein, or incorporated by reference in this Annual Report, and in the documents incorporated by reference herein, may not be comparable to similar information disclosed by companies reporting “reserve” and resource information under SEC Industry Guide 7. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under SEC Industry Guide 7 standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report “reserves”; the three-year historical average price, to the extent possible, is used in any “reserve” or cash flow analysis to designate “reserves”; and the primary environmental analysis or report must be filed with the appropriate governmental authority.
SEC Industry Guide 7 disclosure standards historically have not permitted the inclusion of information concerning “Measured Mineral Resources,” “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by SEC Industry Guide 7 standards. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral “reserves” as defined by SEC Industry Guide 7. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable.
Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, SEC Industry Guide 7 historically only permitted issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of reserves are also not the same as those of SEC Industry Guide 7, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with SEC Industry Guide 7 standards.
On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice including NI 43-101. The SEC adopted a two-year transition period for registrants to come into compliance with the New Rule. Accordingly, the Company will need to bring its disclosure into compliance in 2021. At this time, the Company does not know the full effect of the New Rule on its mineral resources and reserves and, therefore, the disclosure related to the Company’s mineral resources and reserves may be significantly different when computed using the requirements set forth in the New Rule.
All reserves reported in this Form 10-K are estimated in accordance with the definitions set forth in NI 43-101 for the year ended December 31, 2019. The Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7.
CIM and NI 43-101 Definitions:

•
Feasibility Study: A “feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable modifying factors, together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.

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

•
Inferred Mineral Resource:[2] An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply, but not verify, geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to “indicated mineral resources” with continued exploration.

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

•
Proven Mineral Reserve:[7] A “proven mineral reserve” is the economically mineable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the modifying factors.

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

SEC Industry Guide 7 Definitions:

•	Exploration Stage: Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

•	Development Stage: Includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage.

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
Note: As the Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7, it is considered to be in an Exploration Stage, regardless of its uranium recovery activities.
GLOSSARY OF TECHNICAL TERMS
The following defined technical terms are used in this Annual Report:

•	APP: An Aquifer Protection Permit, issuable by ADEQ.

•	Assay: The testing of a metal or ore to determine its ingredients and quality.

•	Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained materials.

•	CAP: A Corrective Action Plan.

•	Copper: A red-brown metal, the chemical element of atomic number 29.

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
______________________________________
7 SEC Industry Guide 7 does not recognize reserves calculated in accordance with NI 43-101. SEC Industry Guide 7 requires a “final” or “bankable” feasibility study for the designation of a deposit as a “reserve” that must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified. Further, all necessary permits must have been filed with the appropriate regulatory authorities including the primary environmental analysis or report.
8 SEC Industry Guide 7 does not require designation of a qualified person.

•
Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.

•	FONSI: Finding of No Significant Impact under NEPA, as defined below, for a mineral project.

•	Formation: A distinct layer of sedimentary or volcanic rock of similar composition.

•	Grade: Quantity or percentage of metal per unit weight of host rock.

•	GWDP: A groundwater discharge permit, issuable by UDEQ.

•	Host Rock: The rock containing a mineral or an ore body.

•
In-situ recovery (“ISR”): The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit by injection wells, with the uranium-bearing solution being removed by extraction wells; also referred to as “solution mining.”

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

•	National Instrument 43-101 (“NI 43-101”): The National Instrument regarding Canadian standards of disclosure for mineral projects.

•	NEPA: The United States National Environmental Policy Act of 1969, as amended.

•	NOI: A Notice of Intent, filed by Energy Fuels to a regulatory agency as a part of a licensing or permitting action related to a mineral project.

•	Open Pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

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

•
PEA or Preliminary Economic Assessment: A Preliminary Economic Assessment performed in accordance with NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

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

•	RoD or Record of Decision: The final approval issued by a public land management agency for a PO.

•	SEC Industry Guide 7: U.S. reporting guidelines that apply to registrants engaged, or to be engaged, in significant mining operations.

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

•	% U3O8 Eq: equivalent uranium grade calculated by combining uranium content and copper content by taking into account commodity price and recovery factors.

•	V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “black flake.”

•	Yellowcake: Another name for Uranium Concentrate.
GLOSSARY OF REGULATORY AGENCIES AND EXCHANGES

•	ADEQ: The Arizona Department of Environmental Quality.

•	BLM: The U.S. Bureau of Land Management, an agency of the United States Department of the Interior.

•	CRA: The Canada Revenue Agency, of the Government of Canada.

•	DOC: The U.S. Department of Commerce, an executive department of the federal government.

•	DOE: The U.S. Department of Energy, a cabinet-level department of the United States Government.

•	DOI: The U.S. Department of Interior, a federal executive department of the United States Government.

•	EIA: The U.S. Energy Information Administration, a principal agency of the U.S. Federal Statistical System.

•	EPA: The U.S. Environmental Protection Agency, an independent agency of the United States government.

•	MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.

•	NRC: The Nuclear Regulatory Commission, an independent agency of the United States government.

•	NYSE American: A U.S. stock exchange based in New York City, NY, formerly known as the American Stock Exchange.

•	OSHA: The Occupational Safety and Health Administration, an agency of the United States Department of Labor.

•	SEC: The U.S. Securities and Exchange Commission, an independent agency of the United States federal government.

•	TCEQ: The Texas Commission on Environmental Quality.

•	TSX: The Toronto Stock Exchange, a stock exchange located in Toronto, Ontario, Canada.

•	UDAQ: The Utah Division of Air Quality.

•	UDEQ: The Utah Department of Environmental Quality.

•	UDOGM: The Utah Division of Oil, Gas and Mining.

•	UDWQ: The Utah Division of Water Quality.

•	USACE: The U.S. Army Corps of Engineers, an agency of the U.S. Department of Defense.

•	USFS: The U.S. Forest Service, an agency of the United States Department of Agriculture.

•	USFW: The U.S. Fish and Wildlife Service, an agency of the U.S. Department of the Interior.

•	WDEQ: The Wyoming Department of Environmental Quality.

•	WDEQ-AQD: The Air Quality Division of the WDEQ.

•	WDEQ-LQD: The Land Quality Division of the WDEQ.

•	WDEQ-WQD: The Water Quality Division of the WDEQ.

•	WSEO: The Wyoming State Engineer's Office

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
The Company is an Ontario corporation with its corporate offices located in Lakewood, Colorado (a city in the Denver metropolitan area). It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding Common Shares on the basis of one post-consolidation Common Share for every 50 pre-consolidation Common Shares.
All of the Company’s assets, management and employees are located in the western United States. The Company’s assets, which include uranium and vanadium extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly, as the case may be, by the Company’s wholly-owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). All of the Company’s employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly-owned subsidiary of EF Holdings, which also serves as operator of all of the Company’s properties. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, U.S. state or Canadian province of incorporation, and proportion of ownership interest of each, is included as Exhibit 21.1 to this Annual Report. Energy Fuels also owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.
Each of the Company’s subsidiaries has its principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, though additional support offices are located on-site or in close proximity to the Mill and ISR facilities. The registered office of EFUSA and principal place of business for the Company is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East, Suite 308 Toronto, Ontario, M5C 1P1, Canada. The Company’s website address is www.energyfuels.com.
The primary trading market for Energy Fuels’ common shares (the “Common Shares”) is the NYSE American under the trading symbol “UUUU,” and the Company’s common shares are also listed on the TSX under the trading symbol “EFR.” Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and, in addition, is a reporting issuer in all of the Canadian provinces. Certain warrants issued by the Company are listed on the NYSE American under the symbol “UUUU-WT” and are also listed on the TSX under the symbol “EFR.WT.” Options on Energy Fuels’ common shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. Citadel Securities is the Company’s Market Maker on the NYSE American. In addition, Energy Fuels’ Cdn $20.9 million aggregate amount convertible debentures (the “Convertible Debentures”) are listed on the TSX under the symbol “EFR.DB.”
In addition, the Company holds 9,439,857 shares of Virginia Energy Resources Inc. (TSXV:VUI; OTCQX:VEGYF) currently representing an approximate 16.5% equity interest in that company.
Business Overview
Energy Fuels is engaged in conventional and in situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. The Company also extracts and recovers vanadium as market conditions warrant. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is an operating uranium recovery facility, and the Alta Mesa Project in Texas (the “Alta Mesa Project”), which is a fully-permitted ISR uranium production facility currently on standby. In addition, Energy Fuels owns the White Mesa Mill in Utah (the “White Mesa Mill” or “Mill”), which is the only conventional uranium and vanadium recovery facility operating in the United States. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects on standby. During 2019, the White Mesa Mill recovered V2O5 from existing tailings pond solutions which resulted from past mineral processing operations. The Mill can also recover vanadium from mineralized material produced from certain of its projects in Colorado and Utah. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.

ISR Operations
The Company conducts its ISR activities through (i) its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”), and (ii) its Alta Mesa Project in south Texas, which the Company acquired in June 2016 through its acquisition of Mesteña Uranium, LLC (“Mesteña”), which is now named EFR Alta Mesa LLC (“EFR Alta Mesa”).
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
Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. During 2019, a total of 69,626 pounds of U3O8 were recovered from the Nichols Ranch Project. During 2020, the Company expects to recover approximately 6,000 pounds of U3O8 from the Nichols Ranch Project. See “Outlook: ISR Activities.”
The Alta Mesa Project is a fully licensed, permitted and constructed ISR processing facility that has an operating capacity of 1.5 million pounds of uranium per year and comprises a total of 195,501 contiguous acres of land. The Alta Mesa Project is currently on standby and ready to resume production as market conditions warrant. It is expected to be able to reach commercial production levels with limited required capital within approximately twelve months of a production decision. See “The Alta Mesa Project” under Item 2, below.
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
The White Mesa Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility but can also recover vanadium. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as “alternate feed materials,” for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential alternate feed materials for the recovery of rare earths in addition to uranium.
The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, and market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby, from time-to-time, in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 and Pinenut Projects in Arizona; and alternate feed materials. During 2016, the Mill recovered a total of 680,000 lbs. of U3O8, of which 433,000 pounds were recovered from conventional materials from the Company's Pinenut Project and 248,000 pounds from processing alternate feed materials. During 2017, the Mill recovered 310,000 pounds of U3O8 from processing pond solutions and 1,000,000 pounds from processing alternate feed materials, of which a total of 360,000 pounds were for the Company's account and 950,000 pounds were for the account of third parties. During 2018, the Mill recovered 215,719 pounds of U3O8 from processing pond solutions and 561,628 pounds from processing alternate feed materials, of which a total of 82,709 pounds were for the Company’s account and 448,919 pounds were for the account of third parties under a tolling arrangement.

In late 2018, the White Mesa Mill shifted to producing vanadium from pond solutions, and during 2019, 1,807,732 pounds of V2O5 were produced from pond solutions, for its own account, and no uranium was produced at the Mill. During 2020, the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign, and from alternate feed materials, as well as 59,000 pounds of V2O5 from in-process solutions from the recent vanadium pond-return campaign. See “Outlook: Conventional Extraction and Recovery Activities.”
The Company continues to receive and process alternate feed materials at the White Mesa Mill, including low-grade ore from the cleanup of a conventional mine in northwest New Mexico. At the Company’s permitted Canyon Project, standby and environmental compliance activities occurred during 2019. The timing to extract and process mineralized material from the Canyon Project will be based on market conditions, available financing, and sales requirements. The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted and reclamation activities are ongoing. The Company also pursued a small-scale test mining campaign targeting vanadium at its La Sal Complex in 2018 and early 2019, along with rehabilitation of existing mine workings, which ceased in early 2020 (see “Subsequent Events,” below). All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third-party conventional properties are active at this time.
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
The Company’s principal conventional properties include the following:

•
the White Mesa Mill, a 2,000 ton per day uranium and vanadium processing facility located near Blanding, Utah, held through the Company’s subsidiary EFR White Mesa LLC. See “The White Mesa Mill” under Item 2, below;

•
the Arizona Strip uranium properties located in north central Arizona, including: the Canyon Project, which is a fully-permitted uranium project with all surface facilities and a shaft in place (see “The Canyon Project” under Item 2, below);

•
the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully-permitted uranium project on standby; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2, below;

•
the Roca Honda uranium project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd., and Roca Honda Resources LLC. See “The Roca Honda Project” under Item 2, below;

•
the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including permitted open pit and underground components held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “The Sheep Mountain Project” under Item 2, below;

•
the Henry Mountains complex of uranium projects (the “Henry Mountains Complex”), located in south central Utah near the town of Ticaboo, which is comprised of the Tony M property (the “Tony M Property”) and the Bullfrog property (the “Bullfrog Property”), and which are held by the Company’s subsidiary EFR Henry Mountains LLC. See “The Henry Mountains Complex” under Item 2, below;

•
the La Sal complex of uranium and uranium/vanadium projects (the “La Sal Project”) (see “The La Sal Project” under Item 2, below), the Whirlwind uranium/vanadium project (the “Whirlwind Project”), and the Sage Plain uranium/vanadium project (the “Sage Plain Project”), all of which are located near the Colorado/Utah border (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” under Item 2, below;

•
the Daneros uranium project (the “Daneros Project”) located in the White Canyon district in southeastern Utah, which is held by the Company’s subsidiary EFR White Canyon Corp. See “The Daneros Project” under Item 2, below; and

•	a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See “Non-Material Mineral Properties” under Item 2, below.
Mineral Exploration
Energy Fuels holds a number of exploration properties in the Colorado Plateau, White Canyon, Grants, Arizona Strip, and Powder River Basin Districts. Energy Fuels conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No further exploration drilling has been performed at these properties since 2013. See “Non-Material Mineral Properties” under Item 2, below.

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

•	In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project through the acquisition of Wate Mining Company LLC;

•	In June 2016, the Company acquired EFR Alta Mesa and its primary asset, the Alta Mesa Project;

•	In May 2018, the Company sold its non-core Reno Creek Property to Uranium Energy Corp.; and

•
In August 2018, the Company acquired royalties on the Nichols Ranch Project, along with royalties on several operating, standby and advanced-stage ISR projects in Wyoming owned and operated by Power Resources, Inc., a wholly-owned subsidiary of Cameco Corporation.

2019 Corporate Developments
On January 16, 2018, the Company and Ur-Energy announced that they had jointly filed a Petition for Relief with the U.S. Department of Commerce (“DOC”) under Section 232 of the Trade Expansion Act of 1962 (as amended) from Imports of Uranium Products that Threaten National Security (the “Section 232 Petition”). The Section 232 Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China potentially represent a threat to U.S. national security.

On July 18, 2018, the DOC announced the initiation of its investigation pursuant to Section 232 of the Trade Expansion Act in response to the Company’s Section 232 Petition (the “Section 232 Investigation”). On April 16, 2019, the DOC delivered a report to the White House on DOC’s investigation into the effects of uranium imports on U.S. national security.
On July 12, 2019, it was announced that the DOC found that imports of uranium are a threat to U.S. national security, and that the President of the United States established the U.S. Nuclear Fuel Working Group to further study U.S. nuclear fuel production, including uranium mining, as the next phase of his investigation. The President gave the Working Group a mid-October 2019 deadline to provide him with a report and recommendations on “reviving and expanding” the production of nuclear fuel in the U.S.
On October 16, 2019, the Company announced that the deadline for the Working Group to submit its report and recommendations to the President had been extended.
On January 7, 2019, the Company announced that it had resumed vanadium production at its White Mesa Mill, and that it had launched a number of initiatives to boost readiness for potential uranium market improvements, including a test mining and rehabilitation program at its La Sal Complex.
On February 12, 2019, the Company announced that it was producing commercial levels of vanadium at its White Mesa Mill, and that vanadium shipments had begun. The Company had previously announced that it began a campaign to recover V2O5 from existing tailings pond solutions. During January 2019, the Company continued to ramp-up vanadium production, including increasingly higher production rates, purities, and the completion of further process refinements and optimization.
Effective August 1, 2019, Alexander G. Morrison was appointed to serve as a Director of the Company, filling a vacancy on the Board.
On December 31, 2019, the Company announced that it filed with the U.S. Securities and Exchange Commission (“SEC”) a prospectus supplement to its effective U.S. registration statement on Form S-3 in order to renew its ATM program. Under the renewed ATM program the Company may, at its discretion from time to time, sell up to an additional $30 million of common shares, with sales only being made on the NYSE American at then-prevailing market prices, or any other existing trading market of the common shares in the United States.
2020 Corporate Developments
On February 10, 2020, the President published his Budget for fiscal year 2021 (October 1, 2020 through September 30, 2021). The President’s Budget “Supports Nuclear Fuel Cycle Capabilities,” and states that “[o]n July 12, 2019, the President determined that ‘...the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.’ The President’s Budget establishes a Uranium Reserve for the United States to provide additional assurances of availability of uranium in the event of a market disruption.” Table 25-1 of the President’s Budget seeks congressional appropriations of $150 million per year over the next 10 years (totaling $1.5 billion over that time frame) for uranium purchases. For fiscal 2021 (October 1, 2020 through September 30, 2021), the President’s Budget seeks an appropriation of $150 million, “to remain available until expended,” as the appropriation for the first year of this 10-year program. The President’s Budget states that “Establishing a Uranium Reserve provides assurance of availability of uranium in the event of a market disruption and supports strategic U.S. fuel cycle capabilities. This action addresses immediate challenges to the production of domestic uranium and reflects the Administration's Nuclear Fuel Working Group (NFWG) priorities. The NFWG will continue to evaluate issues related to uranium supply chain and fuel supply.” The proposed budgeted activities are subject to appropriation by the Congress of the United States, and the details of implementation of activities pursuant to the President’s Budget activities have not yet been defined. As a result, there can be no certainty of the outcome of the President’s Budget or any further evaluations of the Working Group.  Therefore, the outcome of this process remains uncertain. If the required appropriations are not made by Congress, or if the President does not implement the activities contemplated by the President’s Budget, or implements them in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not otherwise improve, we may reduce our operational activities as required in order to minimize our cash expenditures while preserving our asset base for increased production in the future as market conditions may warrant.
From January 1, 2020 through March 13, 2020, the Company issued 2.39 million Common Shares at an average price of $1.69 for net proceeds of $3.96 million using the ATM.
On February 20, 2020, the Company closed a bought deal public offering of common shares made pursuant to an underwriting agreement dated February 13, 2020 between the Company and a syndicate of underwriters led by Cantor Fitzgerald & Co. as lead underwriter and sole book-runner, and H.C. Wainwright & Co., LLC, Eight Capital, Haywood Securities Inc. and Roth Capital Partners, LLC (the "Offering"). Pursuant to the Offering, the Company issued an aggregate of 11,300,000 common shares at a price of $1.47 per share for gross proceeds of $16,611,000. The Company received net proceeds, after commissions and fees, of $15.07 million from the Offering.
The net proceeds of the Offering and the $3.96 million raised on the Company’s ATM program since December 31, 2019 provides the Company with an additional $19.03 million in cash raised in 2020 to add to the Company’s cash and cash equivalents and marketable securities and inventories (which totaled $40.5 million as at December 31, 2019). This gives the Company added flexibility to ramp-up production at its properties in response to the President’s Budget, as market conditions may warrant. See Outlook: Operations and Sales Outlook Overview and “Outlook: The Company’s Plans in Response to the President’s Budget.” It also provides the Company with the ability, as market conditions may warrant, to elect to redeem all or a portion of its existing Convertible Debentures for cash prior to or at maturity, along with its existing right to repay the Convertible Debentures in whole or in part in Common Shares at maturity, to the extent the Convertible Debentures are not converted by the holders thereof or refinanced with replacement Convertible Debentures by the Company in whole or in part prior to maturity. See “Note 11 to the Financial Statements: Loans and Borrowings” and “Outlook: Convertible Debentures.”
Company Strategy
Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the United States, supporting that goal through uranium recovery, alternate feed materials processing, third-party processing, and potential land clean-up work. In addition, the Company produces vanadium along with uranium from certain of its properties, as market conditions warrant. The Company is also evaluating the potential to recover rare earths along with uranium from alternate feed materials and other ores. Through the operating White Mesa Mill, the operating Nichols Ranch Project, the standby Alta Mesa Project, our large uranium and vanadium resource base, and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to maintain and increase its ability to increase uranium production in improved market conditions.
As a result of the foregoing, we intend to engage in the following activities:

•
In response to the President’s Budget, the Company intends to evaluate activities aimed towards increasing uranium production at all or some of our production facilities, including the currently operating White Mesa Mill and Nichols Ranch ISR Facility, and the Alta Mesa ISR Facility, La Sal Complex, and Canyon mine which are currently on standby, as market conditions may warrant. The Company may commence such activities, prior to confirmation of Congressional approvals and prior to the definition of all implementation details, as market conditions may warrant, recognizing that there can be no guarantee that the required approvals will be forthcoming or that the implementation details will be satisfactory, and that the outcome of this process is therefore uncertain.

•	Continue to pursue U.S. government support for U.S. uranium production, including recommendations from the U.S. Nuclear Fuel Working Group or other remedies;

•	Subject to any actions the Company may take in response to the President’s Budget, defer further wellfield development at Nichols Ranch until uranium prices improve;

•
Continue alternate feed processing, as well as pursue additional alternate feed materials (including potential rare-earth bearing alternate feed materials), third party processing and other sources of feed for the Mill (including potential material generated from land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s pond solutions;

•
Subject to any actions the Company may take in response to the President’s Budget, continue to carry out engineering, procurement and construction management activities at the Canyon Project in 2020, and maintain the property on standby until uranium prices improve;

•
Subject to any actions the Company may take in response to the President’s Budget, continue to maintain standby projects and facilities (including the Canyon Project, Alta Mesa Project, the La Sal Project and the Daneros Project) in a state of readiness for the purpose of restarting mining activities, as market conditions may warrant. At this time, subject to any actions the Company may take in response to the President's Budget, all of the Company’s conventional projects are expected to remain on standby until market conditions warrant restarting mining activities, or are in the evaluation or permitting process;

•	Continue permitting activities for the Roca Honda Project through the end of 2019;

•	Continue to evaluate the sale or abandonment of non-core assets that the Company does not believe contribute to shareholder value in order to reduce costs and/or receive sales proceeds; and

•	Continue to pursue additional cost cutting measures.
Uranium Sales
As a result of current uranium market conditions, both ISR and conventional uranium recovery have been maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of any actions the Company may take in response to the President’s Budget or other potential U.S. governmental support or through improved market fundamentals.
The Company has entered into no uranium sales commitments in 2020; therefore, subject to any actions the Company may take in response to the President’s Budget, all 2020 uranium production is expected to be added to existing inventories. Energy Fuels’ significant uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories and new production may be worth significantly more in the future as a result of government uranium purchases under the President’s Budget or otherwise. However, if suitable uranium price increases are observed in 2020 as a result of government uranium purchases under the President’s Budget or otherwise, or if cash needs arise, the Company may elect to complete some discretionary uranium sales in 2020.
Overview of Uranium Market
The primary commercial use of uranium is to fuel nuclear power plants for the generation of electricity.
According to the World Nuclear Association (“WNA”), as of January 2020, there were 442 operable nuclear reactors world-wide, which required approximately 177 million pounds of U3O8 fuel at full operation. Worldwide, there are currently 53 new reactors under construction with an additional 110 reactors on order or in the planning stage and 330 which have been proposed.
According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction, largely due to increasing uranium demands in Asia. The gap between demand and primary supply is filled by stockpiled inventories and secondary supplies.
According to the WNA, the United States currently has 96 operating reactors, four (4) reactors under construction, and another 21 reactors on order, planned or proposed. According to the Nuclear Energy Institute (“NEI”), in 2018 the United States produced approximately 19.3% of its electricity from nuclear technology, while achieving an average capacity factor of 92%, leading all other sources by a wide margin. In addition, in 2018, nuclear energy avoided 528 million metric tonnes of carbon dioxide emissions. According to the U.S. Energy Information Administration (“EIA”), U.S. utilities purchased approximately 40.3 million pounds of U3O8 in 2018. However, through Q3-2019 (the latest data available), the U.S. only produced approximately 0.14 million pounds of U3O8.
Uranium is not traded on an open market or organized commodity exchange such as the London Metal Exchange, although the New York Mercantile Exchange provides financially-settled uranium futures contracts. Typically, buyers and sellers negotiate transactions privately and directly. Spot uranium transactions typically involve deliveries that occur immediately and up to 12 months in the future. Term uranium transactions typically involve deliveries that occur more than 12 months in the future, with long-term transactions involving delivery terms of at least three years. Uranium prices, both spot and term, are published by two independent market consulting firms, TradeTech and The Ux Consulting Company (“Ux”), on a weekly and monthly basis. Other brokers, including Uranium Markets LLC, Evolution Markets Inc. and Numerco Ltd., also publish daily broker average uranium prices.
The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were negatively impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past eight years, which is still being felt today. In contrast, China is pursuing an aggressive nuclear program, with 47 units now operating, 11 new units under construction, 43 units which are planned, and 170 units that have been proposed, according to January 2020 WNA data.
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
The graph below shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until February 2020 as reported by TradeTech (not adjusted for inflation):
To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2015 until February 2020 as reported by TradeTech (not adjusted for inflation):
According to monthly price data from TradeTech, uranium prices during 2019 were down $2.15, or 8% for the year. Monthly spot prices began the year at $27.00 per pound of U3O8 on December 31, 2018 and ended the year at $24.85 per pound, reaching a high of $28.90 per pound for the month of January 2019 and a low of $23.30 per pound for the month of August 2019. According to Trade Tech, the spot price was $24.10 per pound on March 13, 2020. TradeTech price data also indicated that long-term U3O8 prices began 2019 at $32.00 per pound and ended 2019 at $33.00 per pound. The high long-term price for 2019 was $33.00 per pound for the months of November and December, and the low long-term price was $30.00 per pound for the months of May and October. The long-term price at March 13, 2020 was $33.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of secondary uranium extraction and excess inventories, the availability of low-priced spot material, excess enrichment causing underfeeding and tails re-enrichment, insufficient production cut-backs especially from state-owned and state-subsidized uranium and uranium fuel entities, premature reactor closures, and continued weak uranium demand.
Uranium Market Outlook and Uranium Marketing Strategy
World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy and the depletion of existing uranium mines, the Company believes the long-term fundamentals of the uranium industry remain positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. In addition, it is the Company's belief that additional mine production cutbacks will be required to bring the market into balance in the short and medium terms. However, a large portion of global uranium production is state-owned and state-subsidized, and therefore not subject to normal market fundamentals. It is for this reason that the Company is seeking some level of U.S. government support to ensure the U.S. has sufficient uranium mining capacity to meet national security and energy security needs. The Company estimates that, in 2019, well less than 1% of U.S. reactor demand was met by new production from U.S. uranium mines. The Company has believed for several years that market forces will cause uranium prices, and long-term contracting levels in particular, to return to levels that are sufficient to incentivize new mine production. However, it is the Company's belief that non-free market forces have delayed this recovery.
The Company believes prices likely hit a bottom in 2016, and despite considerable market uncertainty in 2019, the lows of 2016 were not repeated in 2017, 2018 or 2019. During 2019, several positive developments occurred. In February 2019, Kazakh state-owned uranium miner, Kazatomprom, announced that 2018 production was 7% less than 2017, and that it intended to maintain production 20% below the planned production in subsoil use agreements for 2019 and 2020 (TradeTech NMR, February 1, 2019). The International Energy Agency announced that global energy demand grew by 2.3% in 2018, the fastest pace in the last decade (TradeTech, NMR, March 29, 2019). China announced that it intends to build 6-8 new nuclear reactors per year to meet 2030 target (TradeTech, NMR, April 5, 2019). New Jersey regulators approved a zero emissions credits for PSEG nuclear plants and the U.S. Supreme Court upheld zero carbon nuclear subsidies in New York and Illinois (TradeTech NMR, April 19, 2019). France announced that it postponed nuclear power cuts until 2035 (TradeTech, NMR, May 3, 2019). Orano prepared for the closure of the Cominak mine in Niger (TradeTech, NMR, May 17, 2019). The President of the United States created the U.S. Nuclear Fuel Working Group to provide him with recommendations on reviving and expanding the production of nuclear fuel in the U.S. (TradeTech, NMR, July 19, 2019) (which has resulted in the President’s Budget for fiscal year 2021 and planned US government purchases of $1.5 billion in uranium over the next ten years, which was announced in February 2020). Rio Tinto completed the sale of the Rossing uranium mine in Namibia to Chinese state-owned enterprise (TradeTech, NMR, July 19, 2019). The Ohio legislature passed a bill to support FirstEnergy plants (TradeTech NMR, July 26, 2019).
The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved in 2019, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs. The Company also continues to believe that uncertainty related to trade issues and sanctions may be causing utilities and other market participants to be less aggressive in their buying and selling activities at this time.
In the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, and there remains a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.
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

During 2019, the Company did not complete any material uranium sales. It has maintained its uranium inventory for future sales, in anticipation of higher uranium prices in the future, either as a result of the President’s Budget or due to improved market fundamentals.
The Company completed the remaining uranium deliveries under all its long-term contracts in 2018. Therefore, all of the Company’s current uranium production and inventory is 100% unhedged, and all uranium sales in 2020 and beyond will be made on the spot market or pursuant to new long-term contracts to the extent such contracts may be available on satisfactory terms. While the Company does not currently forecast the need to complete any spot sales in 2020 for cash generation purposes, uranium inventories, along with expected uranium production in 2020, are expected to provide the Company with the flexibility to complete spot sales in 2020 in response to the President’s Budget, or otherwise if market conditions warrant.
The Vanadium Market
The White Mesa Mill has historically recovered vanadium along with uranium from certain of its properties on the Colorado Plateau, including from the La Sal Project and Rim Mine, as well as from properties owned by third-parties on the Colorado Plateau through toll milling and similar arrangements, when the price of vanadium has been high enough to justify its recovery.
In December 2018, the Company commenced a campaign to recover V2O5 from existing tailings pond solutions at the Company’s White Mesa Mill, which resulted from past mineral processing operations. In early January 2019, the Company produced its first batches of vanadium concentrate, also known as “black flake”. This is Energy Fuels’ first vanadium production since 2013, and the first time the Company has recovered vanadium from tailings pond solutions at the Mill. The Company produced vanadium through the end of 2019, recovering approximately 1.8 million pounds of high-quality V2O5 under this campaign, at which point production ceased due to weak vanadium market conditions.
Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel. According to market consultant Roskill, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries, and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (Roskill). Following a dramatic spike in prices in 2018, vanadium (as V2O5) prices were down sharply in 2019, with mid-point spot prices in Europe beginning the year at $15.50 per pound, and ending the year at $5.33 per pound, reaching a high of $17.38 per pound in February 2018 (Metal Bulletin) and a low of $4.73 per pound in October 2019. Vanadium prices are currently at $5.15 per pound.
According to Metal Bulletin, vanadium prices rose dramatically in the second half of 2018 due to anticipated increased demand in China which implemented new standards requiring increased quantities of vanadium in rebar. However, in late-2018, prices began to drop sharply “when market participants realized the enforcement of the revised rebar policy was not as stringent as had been expected and after steel mills increased their use of ferro-niobium to reduce consumption of more costly vanadium.” (Metal Bulletin, January 20, 2020).
During 2019, Energy Fuels produced approximately 1,807,000 pounds of vanadium and sold approximately 202,000 pounds, of vanadium (both as V2O5 and as FeV) through spot sales to industry end-users and trading companies. The Company held approximately 1,600,000 pounds of vanadium in inventory at the end of 2019. Vanadium markets can be volatile; therefore, the Company expects to hold and sell this inventory into stronger markets in the future, or as cash requirements arise.
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

Government Regulation
The Company’s properties and facilities are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, construction, extraction, recovery, processing, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances, and other matters. Uranium minerals exploration, extraction, recovery, and processing are also subject to risks and liabilities associated with the perceived potential for impacts to the environment and disposal of waste products occurring as a result of such activities.
Compliance with these laws and regulations may impose substantial costs on the Company and will subject the Company to significant potential liabilities. Changes in these regulations could require the Company to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the Company’s business operations.
Environmental Regulations
Exploration, development, and extraction activities are subject to environmental regulations which may prevent or delay the continuance of our activities. In general, our exploration, evaluation, and extraction activities are subject to federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be reclaimed in accordance with such legislation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.
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
Conventional uranium extraction is subject to regulation by a number of agencies including: (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, Texas and Wyoming; (3) the BLM and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies, including without limitation the U.S. Fish and Wildlife Service (“USFW”), U.S. Army Corps of Engineers (“USACE”), and United States Department of Energy (“DOE”), where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project, if and when constructed, will be subject to regulation under the NRC, as a uranium processing facility and for permanent disposal of the resulting tailings.
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
On July 9, 2009, BLM issued a Notice of Proposed Withdrawal (“2009 Notice”) under which it proposed that a total of approximately one million acres of public lands around the Grand Canyon National Park be withdrawn from location and entry under the Mining Law of 1872 (the “Mining Law”), subject to valid existing rights. In the 2009 Notice, BLM stated that the purpose of the withdrawal, if determined to be appropriate, would be to protect the Grand Canyon watershed from any adverse effects of locatable hardrock mineral exploration and mining. The 2009 Notice segregated the lands from location and entry under the mining laws for up to two years to allow time for various studies and analyses, including appropriate NEPA analysis. In order to allow more time for BLM to complete its NEPA analysis, the U.S. Department of the Interior (the “DOI”) published Public Land Order 7773 on June 21, 2011, which effected a six-month emergency withdrawal of the area. The emergency withdrawal prevented the lands from being open to location and entry under the Mining Law upon expiration of the two-year segregation while the DOI completed the decision–making process on the proposed withdrawal. The emergency withdrawal was effective from July 21, 2011 to January 20, 2012. During the two-year segregation and six-month emergency withdrawal, the BLM, along with its cooperating agencies, completed various studies and analyses of resources in the withdrawal area, including an Environmental Impact Statement (“EIS”) under the National Environmental Policy Act (“NEPA”). These studies and analyses were undertaken to provide the basis for the final decision regarding whether to proceed with the proposed withdrawal or to select an alternative action. Based on this analysis, on January 9, 2012, the DOI announced its final decision to withdraw from location and entry under the Mining Law, subject to valid existing rights, the total of approximately one million acres of lands originally proposed in the 2009 Notice (the “Withdrawn Lands”), for a 20-year period. Lawsuits challenging this decision were filed by various industry groups and interested parties. In addition, legislation has been proposed in both the U.S. House of Representatives and U.S. Senate, which would make the withdrawal permanent, subject to preexisting rights. The Company will track the progress of this legislation.
As a result of the 2009 withdrawal from location and entry, no new mining claims may be staked on the Withdrawn Lands and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Case law indicates that a miner establishes valid Congressionally provided rights under the Mining Law through certain unilateral acts, and that such acts are presumptively recognized as valid claims in which the holder has valid existing rights unless and until the DOI or U.S. Federal Courts declare otherwise. However, the Bureau of Land Management (the “BLM”) and USFS, each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Canyon Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Canyon Project’s claims constituted valid existing rights. The USFS also concluded that no additional approvals were required on the Canyon Project that would trigger any further NEPA analysis as a major federal action.
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
Former President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of the County road which the Company relies on for access to its Daneros Project as well as abutted a portion of the property boundary of the White Mesa Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, President Trump issued a Proclamation that amended former President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation has been challenged in Federal Court. The closest boundaries of the reduced monument to any of the Company’s operations are respectively approximately 6 miles from the White Mesa Mill and approximately 15 miles from the Daneros Project. It is possible that the Daneros Project and/or the White Mesa Mill could become subject to additional requirements, restrictions and costs if the original designation is upheld in Court.
Employees
As of the date of this Annual Report, the Company and its subsidiaries have approximately 95 full-time employees. We operate in established mining areas where we have found sufficient available personnel for our business plans.
Available Information
Detailed information about us is or will be contained in our annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other reports, and amendments to those reports, that we file with or furnish to the SEC. The Company is a U.S. Domestic Issuer for SEC purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. GAAP and its primary trading market is the NYSE American. However, prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. All such Forms 10-K and 10-Q filed after January 1, 2016 are available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this document. In addition, all public filings, including Insider Reports, of the Company can be found on the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) platform, and on the Ontario Securities Commission’s System for Electronic Document Analysis and Retrieval (“SEDAR”) and System of Electronic Disclosure by Insiders (“SEDI”). We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
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

•
other known and unknown risks involved in the conduct of exploration, development, and operation of mines, extraction and recovery facilities, and mills, along with the market for uranium and vanadium.

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
Our results of operations are significantly affected by the market price of uranium and vanadium, which are cyclical and subject to substantial price fluctuations.
Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market price of uranium and vanadium. Among other factors, these prices also affect the value of our resources, reserves, and inventories, as well as the market price of our Common Shares.
Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, potentially, those planned in the President’s Budget for fiscal 2021. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production.
Other factors relating to the price of uranium and vanadium include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium and vanadium by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction or recovery at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and business activity are dependent on our expectation and the industry’s expectations of uranium and vanadium prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from our properties will be such that any deposits can be operated at a profit.
Our profitability is directly related to the market price of uranium and vanadium recovered. We may from time to time undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium or vanadium at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Our properties do not contain Mineral Reserves under SEC Industry Guide 7, and many of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.
Our properties do not contain any mineral reserves under SEC Industry Guide 7 (see “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates”). At current uranium and vanadium prices, many of our properties, projects, and facilities are not economic for uranium or vanadium extraction, recovery, or processing. At our Canyon Project, we are currently evaluating the possibility of recovering copper as a byproduct along with uranium and the impact of any recovered copper on the economics of that project at current uranium prices. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. Similarly, there can be no assurance that the value of any copper recovered as a byproduct at the Canyon Project will be sufficient to advance that project without increases in the price of uranium and/or copper. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period and that the Company could be able to demonstrate a significant copper credit at the Canyon Project, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we may sell, drop, or reclaim depending on current market conditions.
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
At current uranium and vanadium prices, our permitted La Sal Project was the only conventional mine active in 2019 (and hence the only mine stockpiling feed at the Mill for future production), serving as the site of the Company’s recently completed small-scale test mining campaign targeting vanadium; our other conventional properties are either on standby, in the evaluation and permitting phase, or inactive. As part of a campaign started by the Company in late 2018, the White Mesa Mill produced vanadium from its existing, tailings pond solutions throughout 2019, with the campaign concluding in December 2019. Despite these efforts by the Company to increase and sustain production, no third-party conventional properties are operating to provide mill feed. In times of depressed commodity prices, when conventional mine production is on standby, the Mill has relied primarily on processing alternate feed materials. The Company continuously seeks to identify and secure additional alternate feed materials and other sources of mill feed, such as materials from the clean-up of abandoned uranium mine sites. However, there can be no assurance that sufficient conventional ores, alternate feed materials, suitable tailings pond solutions and/or other sources of mill feed will be available in the future that would allow us to operate the White Mesa Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

Our prior term sales contracts for a portion of our recovered uranium have expired, with no new long-term contracts for the sale of uranium or vanadium made in 2019 or to-date in 2020, and there can be no guarantee that we will be able to enter into new term sales contracts in the future on suitable terms and conditions.
All the Company’s existing long-term sales contracts for a portion of our recovered uranium expired following the Company’s final April 1, 2018 deliveries. The Company did not enter into any new long-term contracts for the sale of uranium or vanadium in 2019 or as of the date of this Form 10-K, and there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of a sufficient amount of uranium or vanadium at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.
We are subject to global economic risks.
In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008 economic problems in the United States and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the United States, the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency), could create economic and financial disruptions. These types of challenges can impact commodity prices, including uranium and vanadium, as well as currencies and global debt and stock markets. In the case of a pandemic or other widespread health emergency, quarantine or other requirements or circumstances may require the Company to change the way it conducts its business and operations, including require the Company to reduce or cease operations at some or all of its facilities for an indeterminate period of time. Further, our critical supply chains may similarly be disrupted, for an indeterminate amount of time. All of these factors could have a material impact on the Company’s business, operations, personnel and financial condition.
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
Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally, and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium and vanadium prices, changes in industry forecasts of uranium and vanadium prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports. Other factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; adverse proxy voting recommendations or limited portrayals of the Company’s business, operations or executive compensation practices made to shareholders by shareholder advisory firms resulting from their use of general-purpose formulas that are not suited to the Company’s business, operations or practices, and that may counteract the Company’s substantive disclosures, which often include detailed analyses specific to the Company and which are capable of mitigating apparent market concerns; lessening in trading volume and general market interest in our securities may affect an investor's ability to trade significant numbers of our securities; the size of our public float and the exclusion from market indices may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. Our exclusion from certain market indices may reduce market liquidity or the price of our securities. If an active market for our securities does not continue, the liquidity of an investor's investment may be limited, and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

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
Mineral extraction is subject to potential risks and liabilities associated with impacts to the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy, or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for environmental losses generally or for certain other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.
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
The international uranium industry, including the supply of uranium concentrates, is competitive. We market uranium in direct competition with supplies available from a relatively small number of uranium mining companies, from nationalized uranium companies, from uranium produced as a byproduct of other mining operations, from excess inventories, including inventories made available from decommissioning of nuclear weapons, from reprocessed uranium and plutonium, from used reactor fuel, and from the use of excess Russian enrichment capacity to re-enrich depleted uranium tails. A large quantity of current world production is foreign state subsidized and appears to be relatively inelastic, in that uranium market prices appear to have little effect on the quantity supplied. In the case of foreign state subsidized production, uranium production may not be fully subject to market factors and may be sold at prices that may be less than the cost of production. The supply of uranium from Russia is, to some extent, impeded by a number of international trade agreements and policies. These agreements and any similar future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available in the United States and Europe.
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
Our future business and results of operations face uncertainties as a result of any action or inaction of the U.S. President with respect to his Budget for fiscal year 2021, Congressional approvals, and any further evaluations by the U.S. Nuclear Fuel Working Group
On February 10, 2020, the President published A Budget for America’s Future for fiscal year 2021 (October 1, 2020 through September 30, 2021), which seeks to establish a Uranium Reserve for the United States to provide additional assurances of availability of uranium in the event of a market disruption.” The Uranium Reserve is to be established through annual congressional appropriations of $150 million per year over the next 10 years (totaling $1.5 billion over that time frame) for purchases of uranium from U.S. uranium miners. The President’s Budget also states that the U.S. Nuclear Fuel Working Group, established by the President on July 12, 2019 to “develop recommendations for reviving and expanding domestic nuclear fuel production," will “continue to evaluate issues related to uranium supply chain and fuel supply.” See “The Company-Recent Developments” for more information. The proposed budgeted activities are subject to appropriation by the Congress of the United States, and the details of implementation of the President’s Budget activities have not yet been defined. As a result, there can be no certainty of the outcome of the President’s Budget or any further evaluations of the Working Group.  Therefore, the outcome of this process remains uncertain. If the required appropriations are not made by Congress, or if the President does not implement the activities contemplated by the President’s Budget, or implements them in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not otherwise improve, we may reduce our operational activities as required in order to minimize our cash expenditures while preserving our asset base for increased production in the future as market conditions may warrant.
Participation in Industry Trade Petition and Related Activities could have negative repercussions.
The Company previously participated in the filing of a Section 232 Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security, which resulted in the President establishing the Working Group on July 12, 2019 to study U.S. nuclear fuel production, including uranium mining, in order “to develop recommendations for reviving and expanding domestic nuclear fuel production” and to “reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” Based on recommendations from the Working Group, the President’s Budget for fiscal year 2021 includes a plan to establish a Uranium Reserve over the next 10 years. Although the Company believes these activities will ultimately strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers, there is a potential for negative responses or repercussions to these activities from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, which could have a negative impact on the Company and its operations. In addition, the costs of pursuing such actions have been and could continue to be significant. It should also be noted that there can be no certainty as to the outcome of the President’s Budget or any further recommendations of the Working Group, and therefore the results of this process are uncertain.

We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements, and which may adversely affect our assets, results of operations, and future prospects.
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
On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of Convertible Debentures, with Cdn$20,870,000 currently remaining, which were amended on August 4, 2016. The Convertible Debentures will mature on December 31, 2020 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$4.15 per share at any time prior to redemption or maturity. The Convertible Debentures may be retired at maturity either through the payment of cash or the issuance of Common Shares based on then prevailing market prices, at the Company’s option. This will either result in the allocation of cash to the retirement of the Convertible Debentures, which could be used for other purposes, or the issuance of Common Shares, which could result in dilution to shareholders.
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

We are no longer an “emerging growth company” but are a “smaller reporting company” and therefore certain reduced disclosure and other requirements are available to us.

We are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act and therefore we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

Currently, we are a “smaller reporting company” meaning we have (i) less than $100 million in annual revenues and our public float is less than $700 million or (ii) we have a public float less than $250 million. As a “smaller reporting company” we may provide certain scaled disclosures. However, we are not electing to comply with such scaled disclosure options available to “smaller reporting companies” at this time.
The issuance of additional Common Shares may impact the trading price of our common shares.
In times of depressed commodity prices, such as exist at this time, the Company may be required to raise additional capital to meet its liquidity requirements, through the issuance of additional common shares under our ATM program or otherwise, and/or dispose of assets. If we raise additional funding by issuing additional equity securities or securities convertible, exercisable, or exchangeable for equity securities, such financing may substantially dilute the interests of our shareholders and reduce the value of their investment. Similar dilution could result from the sale of assets to meet liquidity requirements.
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
Our properties do not contain any mineral “reserves” as defined under Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”
Mineral reserves and resources are statistical estimates of mineral content pursuant to Canadian National Instrument 43-101, based on limited information acquired through drilling and other sampling methods, and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our mineral reserves and resources are estimates, and no assurance can be given that the estimated reserves and resources are accurate or that the indicated level of uranium or vanadium will be produced economically or otherwise. Such estimates are, in large part, based on interpretations of geological data obtained from drill holes and other sampling techniques. Actual mineralization or formations may be different from those predicted. Further, it may take many years from the initial phase of drilling before production is possible, and during that time the economic feasibility of exploiting a discovery may change.
Mineral reserve and resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such mineral resource and reserve estimates may require revision as more drilling information becomes available or as actual extraction, production or recovery experience is gained. It should not be assumed that all or any part of our mineral resources constitutes, or will be converted into, “reserves.” Market price fluctuations of uranium or vanadium as applicable, as well as increased production and capital costs or reduced recovery rates, may render our proven and probable reserves unprofitable to develop at a particular site or sites for periods of time or may render mineral reserves containing relatively lower grade mineralization uneconomic.
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
In December 2016, former President Obama designated the Bears Ears National Monument by executive order, which comprises 1.35 million acres of land in San Juan County, Utah. As originally mapped, the monument boundary was on the western property line of the White Mesa Mill, and the western monument boundary was very close to the permit boundary of the Daneros Mine, which could impact access to the mine. A National Monument created on land where our projects are sited, or near the Company’s projects, along with any resulting changes to rules or regulations, could significantly adversely impact any of our material projects and could have a material adverse impact on the Company.

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
Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses and our Convertible Debentures are measured in Canadian dollars. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, any strengthening of the U.S. dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries. Any strengthening of the U.S. dollar in relation to the currencies of other countries can have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.
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
In addition, the Company is evaluating recovering copper at the White Mesa Mill as a byproduct with uranium from its Canyon Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a byproduct on an economic basis.
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
Our properties do not contain any mineral reserves under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”
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
We have identified material weaknesses in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be presented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2019, provide a management report on the internal controls over financial reporting. Such report must also be attested to by our independent registered public accounting firm.

We recently identified material weaknesses in our internal controls over financial reporting related to the Company’s risk assessment process not adequately identifying (1) risks of misstatement due to error and fraud related to our financial reporting processes; and (2) risks related to the use of information technology (IT) systems as part of our financial reporting processes, and designing adequate controls to address those risks. As a consequence of the ineffective risk assessment process, the Company did not design, implement, and maintain effective control activities at the transaction level over significant accounts to mitigate the risk of material misstatement in our financial reporting processes. With the oversight of senior management, we are taking steps to remediate the underlying causes of this material weakness, primarily through: the development and implementation of improvements to our risk assessment process designed to ensure that risks of misstatement due to error and fraud related to our financial reporting processes are adequately identified; the development and implementation of adequate controls designed to address risks related to the use of IT systems as part of our financial reporting processes; and the development and implementation of controls responsive to the identified risks. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

If we are unable to remediate this material weakness, or if we identify other material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.
We are dependent on business partners, government and third-party consents.
We have a number of joint ventures and other business relationships from time to time relating to our properties and projects, including key projects, such as the Arkose Mining Venture, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third-party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.
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
Because the probability of an individual prospect ever having “reserves” as defined by the SEC Industry Guide 7 is not known, our properties may not contain any “reserves,” and any funds spent on exploration may be lost.
We have no “reserves” as defined by SEC Industry Guide 7. Because the probability of an individual prospect ever having “reserves” as defined by SEC Industry Guide 7 is uncertain, our properties may not contain any “reserves,” and any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by SEC Industry Guide 7. Further, although we are undertaking uranium extraction activities at our White Mesa Mill and Nichols Ranch Project, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable “reserve.” We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.
The exploration and, if warranted, construction relating to or development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish reserves by drilling and to construct mining and processing facilities at a site. Our uranium properties are all classified under SEC Industry Guide 7 to be at the “exploration” stage and do not contain any “reserves” at this time. It is impossible to ensure that the current or proposed exploration programs and other activities on properties in which we have an interest will result in the delineation of mineral “reserves” or in profitable commercial operations. Our operations and activities are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially our financial viability.
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

The success of President Trump’s renegotiated NAFTA with Mexico and Canada, known as the USMCA, if enacted into law and its potential impacts on the Company as a result are unknown, and any attempt by President Trump to withdraw from or materially modify certain other international trade agreements, could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. Domestic Issuer for SEC purposes, and all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario. During the election campaign, then President-elect Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of NAFTA in what is known as the United States-Mexico-Canada Agreement (“USMCA”), approved by the U.S. House of Representatives in December 2019, approved by the Senate Finance Committee on January 7, 2020 and is now with the U.S. Senate for consideration. At this time, the lasting impacts of the USMCA, if passed by Congress, remain unclear. In addition, if President Trump takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.

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

The SEC’s adoption of the “Modernization of Property Disclosures for Mining Registrants” creates uncertainty related to the Company’s existing NI 43-101 reserves and resources and may result in increased compliance costs for the Company.
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

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfields; (iii) the Jane Dough Property; and (iv) the Hank Project, which includes the permitted but not constructed Hank Satellite Plant and the Hank Property. See “The Nichols Ranch ISR Project.” The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold), the West North Butte Property, the North Rolling Pin Property, and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties - Other ISR Projects.” Nichols Ranch is currently winding down production from its existing wellfields, which are expected to be depleted by the end of the first quarter of 2020. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. A decision to commence development will be made if the Company decides to take action in response to the President’s Budget or uranium prices otherwise improve to a point where economic feasibility of the Nichols Ranch Project is established.

The Alta Mesa Project has a fully-licensed and constructed ISR uranium recovery plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. In order for Alta Mesa to engage in future uranium production, the Company will need to incur capital expenditures to develop wellfields. A decision to commence development will be made if the Company decides to take action in response to the President’s Budget or uranium prices otherwise improve to a point where economic feasibility of the Alta Mesa Project is established.

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

The Company’s principal conventional properties include the following:

•	the White Mesa Mill. See “The White Mesa Mill”;

•	the Canyon Project. See “The Canyon Project”;

•	the Roca Honda Project. See “The Roca Honda Project”;

•	the Sheep Mountain Project. See “The Sheep Mountain Project”;

•	the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex”;

•	the La Sal Project. See “The La Sal Project”;

•	the Daneros Project. See “The Daneros Project”;

•
the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip”; and

•
The Colorado Plateau uranium properties located in the Four Corners region of Colorado and Utah, including the Whirlwind Project and the Sage Plain Project. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau.”

The White Mesa Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility but can also recover vanadium. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as “alternate feed materials,” for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential alternate feed materials for the recovery of rare earths in addition to uranium. The White Mesa Mill is also currently receiving low-grade mineralized material from the cleanup of a conventional mine in northwest New Mexico and is pursuing other opportunities to process mineralized materials from the clean-up of abandoned uranium mines on the Navajo Reservation and in the four corners area of the United States.
The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Uranium and Vanadium Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from January 1, 2015 to December 31, 2019:(1)

Recovery History (1)

Project or Source	2019	2018	2017	2016	2015
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA(2)	NA(2)	18.86%	27.98%	9.21%
Recovered Pounds U3O8 (000)	---	561(3)	1,004(4)	172(4)	229(4)
Tailings Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	---	216	308	77	67
Recovered Pounds V2O5 (000)	1,807	---	---	---	---
Conventional Feed Materials
Tons (000)	---	---	---	45	---
Contained Grade % U3O8	---	---	---	0.5%	---
Recovered Pounds U3O8 (000)	---	---	---	431	---
Nichols Ranch(6)
Recovered Pounds U3O8 (000)	70	140	259	335	273
Alta Mesa
Recovered Pounds (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	70	917	1,571	1,015	569
Total Pounds of V2O5 Recovered (000)	1,807	---	---	---	---
Notes:
(1)    Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)    All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2015 – 2018. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3)    The 561,000 pounds recovered in 2018 from alternate feed materials include 424,000 pounds recovered for the accounts of third parties.
(4)    The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; the 172,000 pounds recovered in 2016 include nil pounds recovered for the accounts of third parties; and the 229,000 pounds recovered in 2015 include 72,000 pounds recovered for the accounts of third parties.

(5)    Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the White Mesa Mill, though tons and grade are not available because they cannot be tied to any specific source.
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

Mineral Extraction

The following table shows the extraction history from 2015 to December 31, 2019 from the mineral properties currently owned by the Company. Much of the material was stockpiled at the White Mesa Mill for a year or more before being processed. Since mineralized material is processed on a continuing basis during a Mill run and remains in-circuit for a considerable time mixed with all other mill feed, it is not possible to tie uranium and vanadium recovery to each project on an annual basis. Therefore, pounds of extracted uranium and vanadium are not included in this table, except for the Nichols Ranch and Alta Mesa Projects where annual extraction can be tracked. The mineral extraction table below is based on estimates of mineralized material grade as material comes out of the mine whereas the recovery table above reflects actual head grades as material is fed to process at the Mill. Therefore, the grades in the two tables differ.

Project(1)(4)(5)	2019	2018	2017	2016	2015
Pinenut(2)
Tons (000)	---	---	---	---	30
% U3O8	---	---	---	---	0.54%
Nichols Ranch
Pounds (000)	70	140	259	335	273(3)
Notes:
(1)    All properties reported in this table were owned by the Company on December 31, 2019 and continue to be owned by the Company. Alta Mesa was acquired by the Company in June 2016 as part of the EFR Alta Mesa acquisition, and Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table.
(2)    The Pinenut Project was placed into reclamation in August 2015 due to depletion of the identified resources.
(3)    Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Of the total pounds recovered at the Nichols Ranch Project in 2015, approximately 172,000 pounds were recovered after June 18, 2015, and are for the account of the Company.
(4)    The Arizona 1 Project was removed from this table, as it was placed on standby in February 2014 and does not have any extraction history to report between 2015 and 2019.
(5)    The Alta Mesa Project was removed from this table, as it does not have any extraction history to report between 2015 and 2019. The Company has owned the Alta Mesa Project since June 17, 2016, and any production prior to that date is for the account of the previous owner.

Summary of Mineral Reserves and Resources

Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company’s Senior Geologist, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.

The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as of December 31, 2019. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. Energy Fuels reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of, or committed to be sold or otherwise disposed of, during 2019 or 2020 are not included in the table. Except as stated below, the Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peters Geosciences, BRS Inc., SRK Consulting (U.S.) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects.” The table below also reflects the Company’s adjustments to the resources as of December 31, 2019 at the properties where exploration and well installation drilling and/or extraction were in progress in 2019 - notably, at the Nichols Ranch Project.

Mineral Reserve Estimates - Uranium(1)(2)(3)(4)(5)(6)

	Proven Mineral Reserves			Probable Mineral Reserves
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Sheep Mountain - Congo Pit	---	---	---	3,955	0.115%	9,117
Sheep Mountain - Underground	---	---	---	3,498	0.132%	9,248
Total Mineral Reserves	---	---	---	7,453	0.123%	18,365
Notes:
(1)    The Mineral Reserve estimate for the Sheep Mountain Project is based on a technical report titled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report, Amended and Restated” dated February 28, 2020, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc. in accordance with NI 43-101.
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
(4)    Mineral Reserves are estimated using a long-term uranium price of $60 per pound U3O8.
(5)    Numbers may not add due to rounding.
(6)    The Mineral Reserves are fully included in the total Mineral Resources shown below.

Mineral Resource Estimates – Uranium(1)(2)(3)(4)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

ISR Properties
Nichols Ranch(5)	282	0.140%	790	2,471	0.111%	5,501	561	0.099%	1,112
Alta Mesa(6)	123	0.151%	371	1,512	0.107%	3,246	6,964	0.120%	16,794
Other Powder River Basin Properties(7)	310	0.062%	387	1,198	0.130%	3,115	2,823	0.106%	6,008
ISR Subtotal			1,548			11,862			23,914
Conventional Properties
Canyon	6	0.43%	56	132	0.90%	2,378	18	0.38%	134
Roca Honda(8)	208	0.48%	1,984	1,303	0.48%	12,580	1,198	0.47%	11,206
Sheep Mountain(9)	---	---	---	11,662	0.12%	27,935	---	---	---
Henry Mountains(10)	---	---	---	2,410	0.27%	12,800	1,610	0.25%	8,080
La Sal(11)	1,009	0.18%	3,732	132	0.14%	367	185	0.10%	362
Daneros	---	---	---	20	0.36%	142	7	0.37%	52
Other Properties(12)	240	0.16%	772	201	0.28%	1,122	742	0.35%	5,248
Conventional Subtotal			6,544			57,324			25,082
Total Mineral Resources (eU3O8)			8,092			69,185			48,996

Notes:
(1)    The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
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
(5)    The numbers shown represent Energy Fuels share of the Nichols Ranch Project, which is less than 100% due to a portion that is held by the Arkose Mining Venture. The total Nichols Ranch Project Mineral Resources (100%) are shown in the Nichols Ranch section of this report, and include 0.86 million, 6.2 million, and 1.2 million pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively. The Nichols Ranch Project is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest. The Mineral Resources shown in the table differ from those in the 2015 Nichols Ranch Technical Report due to adjustments made by the Company by subtracting recovered material (1,066,826 pounds) and adding additional resources discovered by drilling during well field installation (162,500 pounds). Nichols Ranch ISR began producing on April 15, 2014. Approximately 200,000 pounds were produced that year. The total production from Nichols Ranch is now 1,266,862 pounds eU3O8.
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
Notes:
(1)    The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
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
(3)    Mineral Resources are estimated using a long-term uranium price of $60 per pound and a Copper price of $3.50 per lb.
(4)    A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting.
(5)    Numbers may not add due to rounding.
(6)    For Canyon, Mineral Resource tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower Zones.

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Nichols
Ranch
Hank
Jane
Dough
Newcastle
SOUTH DAKOTA
WYOMING
25
18
Mills
North Platte River
25
Douglas
18
Casper
Copyright:© 2014 Esri

Unless stated otherwise, the following description of the Nichols Ranch Project is derived from a technical report titled “Nichols Ranch Uranium Project, 43-101 Technical Report, Preliminary Economic Assessment” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Inc. and Paul Goranson, P.E. of the Company, in accordance with NI 43-101 (the “Nichols Ranch Technical Report”). The Nichols Ranch Technical Report includes an updated NI 43-101 mineral resource estimate and the results of a Preliminary Economic Assessment (“PEA”) for the uranium resources identified to date at the Nichols Ranch Project. Each of the authors is a “qualified person” within the meaning of NI 43-101, and Mr. Beahm is “independent” of the Company within the meaning of NI 43-101. Because the independent author of the Nichols Ranch Technical Report assumed overall responsibility for all items of the technical report, the report is therefore an independent technical report under NI 43-101. The Nichols Ranch Technical Report is available on SEDAR at www.sedar.com. The Nichols Ranch Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing uranium recovery activities.

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

The Nichols Ranch Project does not have known “reserves” under SEC Industry Guide 7 and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2019, a total of approximately 70,000 pounds of U3O8 were recovered from the Nichols Ranch Project and nil pounds of mineralized material were added through drilling.

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

Our unpatented lode mining claims are located on minerals owned by the federal government and open to location, with the surface being owned by either the federal government or private individuals. In addition, the unpatented lode mining claims are recorded in the appropriate county and filed with the state office of the BLM. The unpatented lode claims do not have an expiration date. However, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. All of the unpatented lode mining claims have annual filing requirements ($165 per claim) with the BLM, to be paid on or before September 1 of each year. Most of the above-mentioned unpatented lode mining claims are located on Stock Raising Homestead land where the United States government has issued a patent for the surface to an individual and reserved the minerals to the United States government subject to the location rights by claimants as set forth in the federal Mining Act of 1872.

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

Permitting and Licensing

Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the WDEQ-LQD. In July 2011, Uranerz received a Source Material License from the NRC for the Nichols Ranch Plant and Nichols Ranch Wellfield, and construction of the Nichols Ranch Plant immediately began. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and uranium ISR facilities, and regulation of the Source Material License was transferred from the NRC to WDED-LQD.

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

The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:

Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC (2011); WDEQ-LQD (2018)	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	WSEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained
Notes:    NRC - Nuclear Regulatory Commission
EPA – Environmental Protection Agency
WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
WSEO - State Engineer’s Office
WYPDES – Wyoming Pollutant Discharge Elimination System

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

The properties included in the Nichols Ranch Project were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, Mountain West Mines Inc. (“MWM,” subsequently known as Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with Cleveland-Cliffs Iron Company (“CCI”) for further exploration and an option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the introduction of ISR mining technology reportedly ended much of CCI’s interest in the area. By the late 1980’s, CCI began selling select properties or allowing them to revert to the federal government.

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
Mineral Resource Estimates

BRS prepared an updated NI 43-101 compliant Mineral Resource estimate for the Nichols Ranch Project in the Nichols Ranch Technical Report. The updated Mineral Resource estimate is effective as at January 1, 2015 and is summarized in the table below. Mineral Resources were estimated using the GT Contour method. The primary data used in evaluation are equivalent uranium values as quantified by downhole geophysical logging reported as %e U3O8. Radiometric equilibrium was evaluated and a disequilibrium factor (“DEF”) of 1 was used. The minimum uranium grade included in the estimate was 0.02% eU3O8. A minimum grade of 0.02% U3O8 and GT (grade x thickness) of 0.20 were used in these resource calculations. Mineral resources are reported at a cutoff of 0.20 GT, which is the cutoff applied at the Nichols Ranch Project. The table below provides a summary of Mineral Resources by classification following CIM guidelines. There are no Mineral Reserves on the property at this time. BRS noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Nichols Ranch Remaining Mineral Resources – Uranium(1)(2)(3)(4)(5)(6)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds (000)(6)

Nichols Ranch Measured Resources (M)	Nichols Ranch	282	0.140%	790	790
Nichols Ranch Indicated Resources (I)	Nichols Ranch	428	0.126%	1,079	1,079
	Hank	450	0.095%	855	855
	Jane Dough	1,892	0.112%	4,237	3,567
Nichols Ranch Total (M & I)		3,052	0.115%	6,961	6,291
Nichols Ranch Inferred Resources	Nichols Ranch	---	---	---	---
	Hank	423	0.095	803	803
	Jane Dough	170	0.112	381	309
Nichols Ranch Inferred Total		593	0.100%	1,184	1,112
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
(2)    Remaining Mineral Resource includes reduction for production of 1,066,862 pounds from January 1, 2015 through January 1, 2020.
(3)    Nichols Ranch ISR began producing on April 15, 2014. Approximately 200,000 pounds were produced that year. The total production from Nichols Ranch is now 1,266,862 pounds eU3O8.
(4)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.20 G.T. (minimum 0.02% eU3O8).
(5)    Mineral Resources are estimated using a long-term uranium price of $65 per pound.
(6)    Numbers may not add due to rounding.
(7)    “Energy Fuels Pounds” represent 100% of Nichols Ranch and Hank, and 81% of the Company's share of the portion of Jane Dough held by the Arkose Mining Venture.

Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”

Activities Subsequent to Nichols Ranch Technical Report

Subsequent to the completion of the Nichols Ranch Technical Report, the Company has continued to operate and advance the Nichols Ranch Project, as described below. The information contained in this subsection entitled “Activities Subsequent to Nichols Ranch Technical Report” was prepared by the Company and has not been reviewed or confirmed by the authors of the Nichols Ranch Technical Report.

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

Header House #9 was completed and turned on in March of 2017. No drilling or other development activities were performed in 2017, 2018 or 2019.

Current Status of Wellfields

All the currently planned and permitted wellfields are in Production Areas #1 and #2 of the Nichols Ranch Wellfield. The Nichols Ranch Wellfield is expected to have a total of 13 header-houses, with Production Area #1 comprising header-houses 1 through 8, and Production Area #2 comprising header-houses 9 through 13. Each of the two planned Nichols Ranch Wellfield Production Areas will include a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells. See the map below illustrating Production Areas #1 and #2, and the plant.

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

The first five header houses and their respective wellfields in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time we acquired Uranerz in June 2015. Header house #6 was turned on in November 2015. We placed our 7th and 8th header-houses on-line in March and July 2016, respectively, thereby completing development of Production Area #1. In February 2017 we completed construction on our 9th header-house, marking the beginning of development in Production Area #2. Uranium recovery operations from Production Area #2 commenced in March of 2017. Nichols Ranch is currently winding down production from all of its existing wellfields, which are expected to be depleted by the end of the first quarter of 2020. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields.

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

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2019, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $29.21 million.

The Company’s Planned Work

Nichols Ranch is currently winding down production from its existing wellfields, which are expected to be depleted by the end of the first quarter of 2020. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. A decision to commence development will be made if the Company decides to take action in response to the President’s Budget or uranium prices otherwise improve to a point where economic feasibility of the Nichols Ranch Project is established.

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

The Alta Mesa Project

Unless stated otherwise, the following description of the Alta Mesa Project is derived from a technical report titled, “Alta Mesa Uranium Project, Alta Mesa and Mesteña Grande Mineral Resources and Exploration Target, Technical Report National Instrument 43-101” dated July 19, 2016, prepared by Mr. Douglas Beahm, P.E., P.G. of BRS Inc. in accordance with NI 43-101 (the “Alta Mesa Technical Report”). The author is a “qualified person” within the meaning of NI 43-101, and because the sole author is “independent” of the Company within the meaning of NI 43-101 the report is therefore considered an independent technical report under NI 43-101. The Alta Mesa Technical Report is available on SEDAR at www.sedar.com. The Alta Mesa Project does not have any known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite its history of uranium recovery activities. No current preliminary economic assessment, pre-feasibility study or feasibility study has been completed.

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

Local infrastructure includes electricity service, which is adequate for mine and mineral processing activities. The Alta Mesa facility also has telephone and internet service in the form of a T-1 fiber optics line. The plant has an automated control and monitoring system, which allows remote monitoring of the facility, and includes fail safe systems, which can shut down portions of the system in the event of an upset condition. The facility is fully secured with on-site and remote monitoring. Water supply for the Project is from established and permitted local wells. Liquid waste from the processing facility is disposed of via deep well injection through two permitted Underground Injection Control (“UIC”) Class I disposal wells. Solid waste from the processing facilities is disposed of off-site at licensed disposal facilities. No tailings or other related waste disposal facilities are needed.

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
* TCEQ = Texas Commission on Environmental Quality

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

Drill data is available for a total of 10,744 drill holes of which approximately 3,000 are within existing wellfields. The primary assay data for the Project is downhole geophysical log data. EFR Alta Mesa relied entirely on prompt-fission-neutron (“PFN”) logging for uranium grade assay and used natural gamma logging to screen intervals for PFN logging. Of the 10,744 drill holes in the Alta Mesa database, PFN logging was not available for only 7.2% of the drill holes. For the Mesteña Grande portion of the Project, all 460 drill holes were completed by EFR Alta Mesa and all gamma intercepts greater than 0.02 % eU3O8 were logged by PFN.

For determination of uranium grade, EFR Alta Mesa LLC relied on PFN log data for 92.8% of the data, which is a direct measurement of uranium content and not an equivalent radiometric assay. As a result, assessment of disequilibrium factor (“DEF”) is not applicable.

In 2019, the Company performed significant surface decommissioning work in PAA-1.

As of December 31, 2019, the total cost attributable to the Alta Mesa Project on the Company's financial statements was $11.31 million.

The Company’s Planned Work

Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured. Alta Mesa is capable of ramping up to commercial production levels within a relatively short period of time after a positive production decision by the Company, with only minimal capital requirements.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.30 G.T. (minimum 0.02% eU3O8).
(3)    Mineral Resources are estimated using a long-term uranium price of $65 per pound.
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

Throughout its history, the Mill has received 17 license amendments, authorizing it to process 20 different alternate feed materials. Of these amendments, eleven have involved the processing of feeds provided by nuclear fuel cycle facilities and private industry, and one has involved the processing of material from the DOE. These twelve feed materials have been relatively high in uranium content and relatively low in volume. The remaining five amendments have allowed the Mill to process uranium-bearing soils from former defense sites, known as FUSRAP sites, which were being remediated by the U.S. Army Corps of Engineers. These materials are typically relatively low in uranium content but relatively high in volume.

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

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is the UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for renewal of the license on February 28, 2007. The renewed license was issued by UDEQ on January 19, 2018 then reissued on February 16, 2018 for a period of ten years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license until such time as the renewed license is issued. The Mill’s license was initially issued in 1980 and was also renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a GWDP be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and effects the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years, after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The White Mesa Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $20.2 million as of December 31, 2019, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

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

The White Mesa Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in

August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing alternate feed materials through December 2015. In 2016, the Company continued processing several alternate feed materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing alternate feed materials as well as the recovery of uranium from pond solutions at the site. In 2019, Mill activities focused solely on vanadium recovery from pond solutions at the site.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Project or Source	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
Alternate Feed Materials(1)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA(2)	NA(2)	18.86%	27.98%	9.21%
Recovered Pounds U3O8 (000)	---	561(3)	1,004(4)	172(4)	229(4)
Tailing Solution Recycle & In-Circuit Material(5)
Recovered Pounds U3O8 (000)	---	216	308	78	67
Recovered Pounds V2O5 (000)	1,807	---	---	---	---
Conventional Feed Materials
Tons (000)	---	---	---	45	---
Contained Grade % U3O8	---	---	---	0.5%	---
Recovered Pounds U3O8 (000)	---	---	---	431	---
Total Pounds of U3O8 Recovered (000)	---	777	1,312	681	296
Total Pounds of V2O5 Recovered (000)	1,807	---	---	---	---
Notes:
(1)    Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)    All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2015 - 2018. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3)    The 561,000 pounds recovered in 2018 from alternate feed materials include 424,000 pounds recovered for the accounts of third parties.
(4)    The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; the 172,000 pounds recovered in 2016 include nil pounds recovered for the accounts of third parties; and the 229,000 pounds recovered in 2015 include 72,000 pounds recovered for the accounts of third parties.
(5)    Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the White Mesa Mill, though tons and grade are not available because they cannot be tied to any specific source.

Present Condition of the Property

Planned Operations and Maintenance

The White Mesa Mill processed conventional material from June to mid-August 2014. The alternate feed circuit was operating throughout 2014 and 2015 and stopped processing materials in July of 2016. The White Mesa Mill processed conventional mineralized material in the second and third quarter of 2016 and processed alternate feed materials during the remainder of the year. In 2017 and 2018, the Mill processed only alternate feed materials and recovered uranium from pond solutions at the site. The Mill operations registered zero lost time accidents in 2017, 2018 and 2019. The White Mesa Mill recovered no pounds of U3O8 during the year ended December 31, 2019, and operations focused solely on vanadium recovery from dissolved vanadium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). The White Mesa Mill recovered approximately 1,807,000 pounds of V2O5 in 2019 from Pond Return. Of these 1,807,000 pounds of V2O5, all were for the account of the Company. During 2020 the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign, and from alternate feed materials, as well as 59,000 pounds of V2O5 from in-process solutions from the recent vanadium pond-return campaign.

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

Total Cost of Project

The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2019, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2020 the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign, and from alternate feed materials, as well as 59,000 pounds of V2O5 from in-process solutions from the recent vanadium pond-return campaign. The Mill is currently receiving low-grade ore from the clean-up of a mine site in New Mexico, which it expects will continue through 2020, and will also continue to pursue additional alternate feed material opportunities and other sources of feed for the Mill, which would be stockpiled at the Mill for processing in future years. It will also evaluate potentially recovering uranium and separating rare earth oxides from rare earth ores from third parties.

The Canyon Project

Material Project
Non-Material Project
Kanab
UTAH
ARIZONA
lorado City
Fredonia
Page
89
389
98
67
160
180
EZ Complex
Arizona 1
Pinenut
Colorado River
Wate
Canyon
N
0 5 10 20
Miles
Copyright:© 2014 Esri

Except as noted, the following technical and scientific description of the Canyon Project is based on a technical report titled “Technical Report on the Canyon Project, Coconino County, Arizona, U.S.A.,” dated October 6, 2017 prepared by Mark B. Mathisen, C.P.G., Valerie Wilson, M.Sc., P.Geo, and Jeffrey L. Woods, QP MMSA, SME of RPA in accordance with NI 43-101 (the “Canyon Technical Report”). Each of the authors of the Canyon Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Canyon Technical Report is available on SEDAR at www.sedar.com. The Canyon Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing development activities.

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

Holding costs for the Canyon Project are minimal and consist entirely of annual fees for unpatented mining claims ($165 per claim per year) and county filing fees (approximately $10 per claim per year). Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing the appropriate documents and paying the fees described above. In addition, holders of unpatented mining claims on USFS lands are generally granted surface access rights by the USFS to conduct mineral exploration and mining activities.

Permitting and Licensing

The Canyon Project is located on public lands managed by the USFS and has an approved Plan of Operations with the USFS. In September 2009, the groundwater General Aquifer Protection Permit (“APP”) was obtained for the water storage pond. This permit was up for renewal in 2019, and an application for renewal was timely submitted by the Company in 2019 which is currently under review by the Arizona Department of Environmental Quality (“ADEQ”). An Air Quality Permit was issued by the ADEQ in March 2011, renewed in 2016 and amended in 2017. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Canyon Project in September of 2015.

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

Denison did not carry out any surface exploration on the Canyon Project during its ownership, nor has the Company to-date. However, exploration for breccia pipes in northern Arizona, which has been conducted by the Company at the Canyon Project, typically begins with a search for surface expressions of circular features. The search actually conducted was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency (“VLF”), and time domain electromagnetics. Other techniques tested include geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
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
(3)    Mineral Resources are estimated using a long-term uranium price of $60 per pound and a copper price of $3.50 per pound.
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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources.”
(2)    Mineral Resources are estimated at a uranium equivalent (%U3O8 Eq) cut-off grade of 0.36% U3O8 Eq.
(3)    Mineral Resources are estimated using a long-term uranium price of $60 per pound and a copper price of $3.50 per lb.

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

During 2019, a 1,000,000-gallon tank was installed, in addition to the existing 400,000-gallon tank installed in 2017.  These above-ground storage tanks are used for operational flexibility and extra water storage capacity during winter months.  Three floating, downcasting, enhanced evaporators were installed in the Non-Stormwater Impoundment to aid in evaporation.  The tanks and evaporators are part of Energy Fuels’ water balance management practices at the site.

The Canyon Project was acquired by the Company in June 2012 through the acquisition of the US Mining Division from Denison. The cost of the Canyon Project has been fully impaired and, as of December 31, 2019, the total cost attributable to the Canyon Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Subject to any actions the Company may take in response to the President’s Budget and general market conditions, during 2020, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/ copper mineralization, and to continue pursuing any additional permitting actions that may be required to potentially recover copper at the White Mesa Mill. Subject to any actions the Company may take in response to the President’s Budget, the timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.

The Roca Honda Project

NEW MEXICO
Roca Honda
Crownpoint
Gallup
Grants
371
197
666
509
566
279
40
57
334
605
602
53
N
0
5
10
20
Miles
Copyright:© 2014 Esri

Except as noted concerning land tenure and permitting efforts, the following technical and scientific description of the Roca Honda Project is based on a technical report titled "Technical Report on the Roca Honda Project, McKinley County, State of New Mexico, U.S.A." dated October 27, 2016, prepared by Robert Michaud, P.Eng., Stuart E. Collins, P.E., and Mark B. Mathisen, C.P.G., all of Roscoe Postle Associates (“RPA”) and Harold Roberts, then Executive Vice President of the Company and now a Consultant, in accordance with NI 43-101 (the “Roca Honda Technical Report”). The purpose of the Roca Honda Technical Report was to update the Preliminary Economic Assessment (“PEA”) of the Project in light of changes in the Project ownership interest and the acquisition of additional mineral property. Each of the authors of the Roca Honda Technical Report is a “qualified person” and all but one is “independent” of the Company within the meaning of NI 43-101. Harold R. Roberts, P.E., was Executive Vice President, Conventional Operations of the Company at the time he co-authored the PEA; however, the independent authors of the Report have assumed overall responsibility for all items of the technical report, and the Report is therefore an independent technical report under NI 43-101. The Roca Honda Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Roca Honda Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.

The Company acquired a majority of the Roca Honda Project on August 29, 2013 as a result of its acquisition of Strathmore. Certain adjacent properties (the “Adjacent Properties”) (which now form part of the Roca Honda Project) were later acquired by the Company from Uranium Resources, Inc. (“URI”) in June 2015.

Property Description and Location

The Roca Honda Project is an underground uranium project that is being permitted by the Company’s wholly-owned subsidiary, Strathmore Resources, U.S. Ltd. as operator of Roca Honda Resources, LLC (“RHR”). RHR was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation (“Sumitomo”) and transferred the property to RHR. Strathmore purchased Sumitomo's 40% interest in RHR on May 27, 2016. The Roca Honda Project is located approximately three miles northwest of the community of San Mateo, New Mexico near the southern boundary of McKinley County and north of the Cibola County boundary, and approximately 22 miles by road northeast of Grants, New Mexico. The property is located in the east part of the Ambrosia Lake subdistrict of the Grants Mineral Belt in northwest New Mexico and comprises nearly all of Sections 5, 6, 8, 9, 10, and a narrow strip of Section 11, the New Mexico State Lease, consisting of Section 16, and the fee mineral interest in Section 17, all in Township 13 North – Range 8 West (T13N-R8W), New Mexico Principal Meridian. Mineralized material from the Roca Honda Project will be shipped by highway truck to the White Mesa Mill, where it will be processed for the recovery of uranium. The Roca Honda Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

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

The north part of the project can be reached by traveling 23.5 miles from Milan, New Mexico on paved public Highway 605, and then west on US Forest Service roads to the southeast corner of Section 10. There are numerous drill roads that provide access to different portions of Sections 9 and 10, many of which will require maintenance. Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues along the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. There is a concrete lined, 14-foot diameter, 1,478-foot deep shaft, which was sunk by Kerr-McGee on Section 17 (the “Existing Shaft”). The Existing Shaft would need to be completed to a final depth of approximately 1,600 feet for use in future mine activities. No milling operations are expected to occur on the site.

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

Ownership

Prior to May 27, 2016, the Roca Honda Project (excluding the Adjacent Properties) was held by RHR, a joint venture owned by Energy Fuels’ wholly-owned subsidiary Strathmore Resources, (US) Ltd. (60%) and Sumitomo’s subsidiaries SC Clean Energy and Summit New Energy Holding, LLC (together, 40%). On May 27, 2016 the Company acquired Sumitomo’s 40% interest in RHR, and the Roca Honda Project is now held entirely by our wholly-owned subsidiary, Strathmore Resources, (US) Ltd. As consideration for the 40% interest, the Company issued to Sumitomo 1,212,173 common shares of the Company and agreed to pay $4.5 million of cash upon the first commercial production of uranium from the Roca Honda Project. The Adjacent Properties were acquired from URI in June 2015.

The Roca Honda property covers an area of 4,440 acres and includes 63 unpatented lode mining claims in Sections 9 and 10, 64 unpatented claims in Sections 5 and 6, 36 unpatented claims in Section 8, one adjoining New Mexico State General Mining Lease in Section 16, and the fee minerals interest in all of Section 17. The mining claims also extend onto a 9.4-acre narrow strip of Section 11. The New Mexico State Lease was acquired by David Miller (the former Strathmore CEO) on November 30, 2004, and subsequently transferred to Strathmore. Strathmore then relinquished the Lease and acquired it again in December 2015 (State Mining Lease No. HG-0133) for a new 15-year term expiring on December 14, 2030. The “Roca Honda” Claims in Sections 5 and 6 were staked by Miller and Associates in September 2004 and assigned to RHR on August 28, 2013. Strathmore acquired the Adjacent Properties, comprised of the “Roca Honda” claims in Section 8 and the fee mineral interest in Section 17 on June 26, 2015 from URI.

The State Mining Lease (No. HG-0133) issued by the New Mexico State Land Office for Section 16 covers an area of 638 acres. The surface of Section 16 is leased to Fernandez as rangeland for grazing. The area covered by the Fernandez lease is also referred to as “Lee Ranch.” The Mining Lease has a primary, secondary, tertiary, and quaternary term, each with rentals to be paid in advance, and will not expire until December 14, 2030. The holding cost for the lease is $10 per acre annually.

The State lease stipulates a 5% gross returns royalty to the State of New Mexico “less actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns” for production of uranium, which is designated a “special mineral” in the lease. New Mexico mining and private royalties on value of minerals extracted are shown below:

•	Section 9 Gross Royalty (1%); and

•	Section 16 New Mexico State Lease Royalty (5%).

Under the rights acquired in the URI transaction, a gross royalty of 1% is payable to the surface owner.

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed in 2020 with a Final EIS and RoD scheduled to be completed in 2021.

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

The two other major permits that are in the agency review stage are the Discharge Permit expected in late 2021, and the Permit to Mine expected in 2021 following approval of the Final EIS by the USFS. Permit approvals from the U.S. Army Corps of Engineers and the EPA are also required for discharge of treated mine water associated with mine activities. Applications for these two permits have been submitted and permits are expected prior to issuance of the Permit to Mine in 2021.

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

History

Kerr-McGee Oil Industries, Inc. (“Kerr-McGee”) staked the Roca Honda Project unpatented mining claims in Sections 9 and 10 in June 1965. Kerr-McGee, its subsidiaries, and successor in interest Rio Algom had held the claims until the property was acquired by Strathmore on March 12, 2004. Energy Fuels acquired a 100% interest in Strathmore in September 2013, assuming Strathmore’s 60% ownership interest in RHR and becoming the project operator. Strathmore purchased Sumitomo’s 40% interest in RHR on May 27, 2016.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium cut-off grade of 0.19% eU3O8.
(3)    Mineral Resources are estimated using a long-term uranium price of $65 per pound U3O8.
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

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2019, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $22.8 million.

The Company’s Planned Work

Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the Company intends to continue its permitting and related activities at the Roca Honda Project during 2020. Permitting efforts in 2020 include the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties.

The Sheep Mountain Project

Unless indicated otherwise, the Sheep Mountain Project technical information included in this Report on Form 10-K is based on a technical report entitled “Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101 Technical Report, Amended and Restated” dated February 28, 2020, prepared by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc. in accordance with NI 43-101 (the “Sheep Mountain Technical Report”). Douglas L. Beahm is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Mineral Resource and Mineral Reserve estimates set out in the Sheep Mountain Technical Report were updated in 2019 to reflect current guidance for prospects for eventual economic extraction. The updated Mineral Resource and Mineral Reserve estimates are summarized in an updated technical report which was filed on SEDAR on February 28, 2020 and available at www.sedar.com. The technical report was updated to account for permitting changes to the Project that were made after 2012, and to update the Mineral Resource estimate based on current guidance for prospects for eventual economic extraction. The resource associated with the Sun-Mc area was removed from this update as it does not meet guidance for prospects for eventual economic extraction at $60 per pound U3O8. The resource given in the 2012 Technical Report should now be considered historical in nature. The Sun-Mc resource was never part of the mine plan, and therefore does not impact the economics in the updated Sheep Mountain Technical Report.

Project Description and Location

The Sheep Mountain Project is an underground and open pit uranium project. The Sheep Mountain Project was acquired on February 29, 2012, as a result of the Company’s acquisition of Titan Uranium Inc. (“Titan”). The Sheep Mountain Project is located eight miles south of Jeffrey City, Wyoming within the Wyoming Basin physiographic province at the northern edge of the Great Divide Basin in central Wyoming. The Project is located throughout portions of Sections 8, 9, 15, 16, 17, 20, 21, 22, 27, 28, 29, 30, 31, 32, and 33, Township 28 North, Range 92 West.

The Sheep Mountain Project includes the Congo Pit, comprised of the Congo, North Gap, and South Congo areas, a proposed open pit uranium extraction facility, and the reopening of the existing underground facility (the “Sheep Underground”), which includes the Sheep I and Sheep II underground areas. Although alternatives were considered in the past, the current recommended recovery method is the processing of extracted materials via an on-site heap leach facility. Material from the underground and open pit operations are expected to be commingled at the stockpile site located near the underground portal and in close proximity to the pit. At the stockpile, the mineralized material will be sized if needed, blended, and then conveyed via a covered overland conveyor system to the heap leach pad where it will be stacked on a double lined pad for leaching. The primary lixiviant will be sulfuric acid. Concentrated leach solution will be collected by gravity in a double lined collection pond and then transferred to the mineral processing facility for extraction and drying. The final product produced will be uranium concentrate (U3O8, also known as “yellowcake”). Energy Fuels owns the White Mesa Mill and the Nichols Ranch Plant, which creates the option to transport loaded resin to either of those facilities for stripping, and to the White Mesa Mill for drying, and packaging of yellowcake.

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

The preferred alternative for the development of the Sheep Mountain Project is the concurrent operation of the open pit and heap leach facility, together with the underground component of the Project. A preliminary feasibility study (“PFS”) for the project has been completed in accordance with NI 43-101, which includes the preliminary design and sequencing of the open pit and underground operations and the heap leach mineral processing facility. Designs and sequencing are inclusive of pre-production, production, and decommissioning and reclamation. The currently planned mine life of the open pit is 12 years with an additional four years allotted for mine closure and reclamation. The currently planned mine life of the underground is 12 years, including one year for development of the primary decline.

The current design for the Congo Pit includes typical highwall heights in the range of 100 to 400 feet and reaches a maximum depth of 600 feet in localized areas in the southeast pit corner. The open pit design employs similar design parameters and mining equipment configurations to those used successfully in past Wyoming conventional operations. Highwall design is based upon the performance of past projects in the Sheep Mountain and Gas Hills districts and includes an average highwall slope of 0.7:1, which reflects the average of a 10-foot bench width and 50-foot wall at a 0.5:1 slope.

The underground method proposed is also a conventional method using a modified room and pillar method but utilizing modern equipment such as jumbo drills and 7 cubic-yard scooptrams for haulage. A new double entry decline will be constructed starting at the Paydirt Pit and ending below the deposit. Haulage from the facility will be accomplished via a 36-inch conveyor within one of the double declines. The existing shafts will be used for ventilation purposes only, with exhaust fans mounted at both locations. If the existing borehole ventilation shafts can be rehabilitated, they will be used as intake shafts.

In 2013, we submitted a revised PO to the BLM, which included redesign of the heap leach processing area and the option to potentially transport the mineralized material to an off-site processing facility. The revision to the PO is expected to give us more flexibility in processing the resources extracted from the Sheep Mountain Project. A RoD giving BLM’s final approval of the revised PO was issued on January 6, 2017.

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

To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; private leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $165 per claim. Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. ML 0-15536 will expire on 1/1/2024. Annual Payments to maintain ML 0-15536 are $2,560 per year. The original private lease dated November 20, 2975 between McIntosh Cattle Company and Western Nuclear Inc. (the “Private Lease”) expired 11/20/2015. Properties covered by the Private Lease include: Township 28 North, Range 92 West, 6th PM; Section 20: S½SW¼; Section 29: NW¼, SW¼SW¼; Section 30: SE¼NE¼, E½SE¼; Section 31: E½NE¼; Section 32: E½NE¼; Section 33: S½NW¼. Since the date of the Sheep Mountain Technical Report, the Company no longer holds the Private Lease, however a Surface Owner’s Agreement (originally dated January 27, 1970, as amended on April 14, 1981 and ratified by assignees on April 16, 2007) covering the same parcels and a few select claims in the Sun-Mc area is still in effect. It carries a 2% mine value royalty for any material extracted from the subject lands, but no other payment obligations.

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

Permitting and Licensing

In June 2010, Titan commenced baseline environmental studies to support an application to the NRC for a Source Material and Byproduct Material License (the “License”) for operation of a heap leach facility. Work was also initiated on a revision to the existing WDEQ Mine Permit, as well as a PO for the BLM. Baseline studies included wildlife and vegetation surveys, air quality and meteorological monitoring, ground and surface water monitoring, radiological monitoring, and cultural resource surveys.

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

Development of an application to the NRC for a license to construct and operate the uranium recovery facility has been taken to an advanced stage of preparation. This license would allow Energy Fuels to process the mineralized material into yellowcake at the Sheep Mountain Project site. The draft application to NRC for a Source Material License was reviewed in detail by the NRC in October 2011. The NRC audit report identified areas where additional information should be provided. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and heap leach facilities, and authorization for the Source Material and Byproduct Material License was transferred from the NRC to WDED-LQD. The review and approval process for this license is anticipated to take approximately four years from the date submitted to the WDEQ-LQD. Submittal of the license application to the WDEQ-LQD is on hold pending the Company’s evaluation of off-site processing options for this project, and whether or not to proceed with an on-site uranium recovery facility, pending improvements in uranium market conditions.

The heap leach facility has been permitted by the State of Wyoming through issuance of the Mine Permit and by the BLM, yet still requires licensing by the WDEQ-LQD. The permitted capacity is 4 million tons of mineralized material which is 53% of the NI 43-101

Mineral Reserves declared. An expansion to the heap leach facility (including permitting) will be required in the future to process the remaining 47% of the 43-101 Mineral Reserves. Mining could commence at this time under the existing RoD and Mine Permit, but the mined ore would need to be processed at a licensed off-site processing facility under a toll-milling or other arrangement.

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

Mineral Resource and Mineral Reserve Estimates

Mineral Resources

The Mineral Resource estimates for the Sheep Mountain Project as set out in the Sheep Mountain Technical Report are summarized in the following table. The Mineral Resource estimates presented herein have been completed in accordance with CIM Standards and NI 43-101. Based on the drill density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, a review of historic mining with respect to current resource projections, and verification drilling, the Mineral Resource estimate herein meets CIM criteria as an Indicated Mineral Resource. These Indicated Mineral Resources are not Reserves within the meaning of SEC Industry Guide 7. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above. Below is a summary of the total Indicated Mineral Resources(1) estimated for the Sheep Mountain Project as of April 8, 2019. This Mineral Resource estimate was updated and revised to reflect a somewhat lower assumed long-term uranium price per pound U3O8 than what was used in the previous (April 2012) estimate. This updated estimate is summarized in an updated version of the technical report, which was filed on SEDAR on February 28, 2020. This updated Mineral Resource estimate is lower than the estimate in the April 2012 report.

Sheep Mountain Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Zone	G.T. Cut-off	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)

Sheep Mountain Measured Resources (M)	---	---	---	---	---
Sheep Mountain Indicated Resources (I)	Sheep Underground	0.30	5,547	0.117%	13,032
	Congo Pit Area	0.10	6,116	0.122%	14,903
Total (M & I)(5)			11,663	0.12%	27,935
Sheep Mountain Inferred Resources	---	---	---	---	---
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
(4)    Mineral Resources are estimated using a long-term uranium price of $60 per pound U3O8.
(5)    The decrease in the indicated resource from April 2012 is due to a decrease in the price used in cutoff grade calculations ($65 to $60 per pound U3O8). The decreases in the resource include approximately 93,000 tons from the Sheep Underground, 60,000 tons from the Congo Pit Area and all 1,080,000 tons from the Sun-Mc Area. The Sun-Mc resource given in the 2012 PFS should now be considered historical in nature.

This estimate includes deletion of the portions of the mineral resource model which falls within the historic limits in the Congo Pit estimated to have removed some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine. From review of the Sheep I and II as-built mine plans, it was apparent that little or no mineralized material was mined at the historic Sheep II and that only development work was completed. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8, which equates to a 0.10 GT cutoff. The cutoff of 0.10 GT used for estimating the Mineral Resources for the open pit areas is the same cutoff value as that used for estimating the Mineral Reserves at a $60/lb. uranium price. The cutoff of 0.30 GT used for estimating the Mineral Resources for Sheep Underground is lower than the 0.45 GT cutoff used for estimating the Mineral Reserves at a $60/lb. uranium price. Some of the Mineral Resources fall outside of the mine plan, whereas all of the Mineral Reserves fall within the mine plan. Those portions of the mineral resource outside the current mine plans which do not demonstrate reasonable prospects for eventual economic extraction have been removed from the mineral resource estimate in compliance with current 43-101 regulations and CIM guidance.

Mineral Reserves

The estimate of mineral reserves for the Sheep underground extraction area is set out in the Sheep Mountain Technical Report. With respect to the open pit mineral reserves, mineral resources for the Congo, North Gap, and South Congo areas were combined into a single comprehensive mineral resource model. Open pit mine designs and sequencing was completed for all areas, and the resultant mineral reserve estimate reflects the current open pit mine designs and economic evaluations. These reserves have been calculated in accordance with NI 43-101 and should not be considered to meet the definition of “reserves” within the meaning of SEC Industry Guide 7. Resources that are not “reserves” do not have demonstrated economic viability. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

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
(3)    Mineral Reserves are estimated using a long-term uranium price of $60 per pound U3O8.
(4)    Numbers may not add due to rounding.
(5)    The Mineral Reserves are fully included in the total Mineral Resources shown above.

The Probable Mineral Reserve is that portion of the Indicated Mineral Resource that is economic under the estimated costs and assumed pricing conditions. The cutoff grade of 0.075% eU3O8 at a minimum mining height of 2 foot equates to a 0.10 GT cutoff for the Congo Pit. The cutoff grade of 0.075% eU3O8 at a minimum mining height of 6 feet equals a 0.45 GT cutoff used for the Sheep underground extraction area. The cutoff grade was determined based on an assumed uranium price of $60 per pound U3O8.

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

The Company is subject to liabilities for mine reclamation at the Sheep Mountain project. The Company maintains a bond in the amount of $950,000 with the State of Wyoming as security for these liabilities. The Company files an annual report with the State of Wyoming, and the amount of the bond may be adjusted annually to ensure sufficient surety is in place to cover the full cost of reclamation. The Company’s reclamation of the exploration drilling performed by Titan was deemed complete in October 2014; the drilling permit was terminated, and that bond was fully released.

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2019, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.

The Company’s Planned Work

The Company will continue to evaluate its options for processing Sheep Mountain mineralized material, including continuing to pursue permitting for a heap leach facility at the site, or determining whether arrangements can be made to process Sheep Mountain mineralized materials at a third-party processing facility. Submittal of the license application to the WDEQ-LQD for a heap leach processing facility at the site is on hold pending the Company’s evaluation of off-site processing options for this project. Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the project is currently on standby, pending completion of the evaluation of the processing options for the Project and improvement in market conditions.

The Henry Mountains Complex

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
Blanding
White Mesa Mill
Halls Crossing
UTAH
COLORADO
N
0 10 20 40 Miles

Except as noted below concerning the land and permitting efforts, the following technical and scientific description of the Henry Mountains Complex is based on the technical report dated June 27, 2012 titled “Technical Report on the Henry Mountains Complex Uranium Property, Utah, U.S.A.,” prepared by William E. Roscoe, Ph.D., P.Eng., Douglas H. Underhill, Ph.D., C.P.G. and Thomas C. Pool, P.E. of Roscoe Postle Associates Inc. (“RPA”) in accordance with NI 43-101 (the “Henry Mountains Technical Report”). Each of the authors of the Henry Mountains Technical Report is “independent” of Energy Fuels and a “qualified person” for purposes of NI 43-101. The report contains mineral resource estimates for the Indian Bench, Copper Bench, Southwest and Tony M deposits. The Henry Mountains Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Henry Mountains Complex does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring at the Tony M deposits as recently as 2008.

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

Ownership

The Henry Mountains Complex is 100% owned by Energy Fuels and was acquired from Denison Mines Corp. and its affiliates in June 2012. The project consists of one Utah State Mineral Lease for Section 16, Township 35 South, Range 11 East (T35S R11E), Salt Lake Meridian (“SLM”), and 202 unpatented federal lode mining claims. The latter consist of 137 B.F., 19 Bull, 19 Star, two Frog claims (comprising the Bullfrog Property), and 17 TIC and eight Ticaboo claims, including fractions (comprising the Tony M property). The claims and state lease comprise one contiguous property located in T34S, R11E and T35S, R11E, SLM. The Utah State Section 16 includes 638.54 acres, and the 202 unpatented lode mining claims consist of about 3,667.18 acres (not specified in the technical report), for a total land holding of 4,305.72 acres. The surface rights are owned by the federal government, administered by the BLM, with the exception of the State lease, which has associated state surface rights.

There is no royalty burden for the 185 claims that comprise the Bullfrog Property, as well as for the Ticaboo claims. All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $165 per claim plus approximately $10 per claim for county filing fees. The 17 TIC claims are held by Energy Fuels, subject to an annual advance minimum royalty. The uranium production royalty burden is 4% yellowcake gross value less taxes and certain other deductions. The vanadium production royalty burden is 2% gross value less certain deductions. The Utah State Lease carries an annual rental of $640, plus an escalating annual advance minimum royalty based on the uranium spot price. Since the technical report was written, the State lease was renewed in 2015 for an additional 10-year term, which can be extended. Other changes in the renewed lease include reducing annual advanced royalty payments and crediting the advanced royalty against the production royalty for the year in which it is paid plus any amount paid in the five prior years. The uranium royalty on the State lease is 8% of gross value less certain deductions. The vanadium royalty on the State lease is 4% of gross value less certain deductions.

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

The PO was challenged by the Center for Water Advocacy and the Utah Chapter of the Sierra Club, which requested a Utah State BLM Director Review and a stay of the decision approving the Final PO for the Tony M Property. On November 21, 2007, the BLM State Director issued a decision vacating the previously issued permit and remanded the case to the Field Office in order that the EA for the Tony M Mine PO could be amended and a new RoD issued. As a result of this decision to vacate and renew, the request for stay was considered moot. The new decision was issued by the BLM on November 23, 2007 approving the PO for the project. The new decision was once again appealed by the Center for Water Advocacy and the Utah Chapter of the Sierra Club. The Utah State Director issued a decision denying the appeal and upholding the PO on February 19, 2008. In addition to the PO and Finding of No Significant Impact (“FONSI”) from the BLM, major permits for the Tony M property include an approved Large Mine permit with UDOGM, and an approved ground water discharge permit with the Utah Division of Water Quality (“DWQ”). A reclamation bond of $708,537 is in place.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Tony M and Southwest are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (2 ft. of 0.10% eU3O8). This cut-off is estimated using a long-term uranium price of $60 per pound U3O8.
(3)    Mineral Resources for Indian Bench and Copper Bench are estimated at a uranium grade x thickness (G.T.) cut-off grade 0.80 G.T. (4 ft. of 0.20% eU3O8). This cut-off is estimated using a long-term uranium price of $40 per pound U3O8.
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

The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2019, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the Company is conducting care and maintenance activities on the Tony M Property in order to maintain it on standby, pending improvements in uranium prices, and no work is planned on the Bullfrog portions of the Henry Mountains Complex in 2020.

The La Sal Project
Unless otherwise stated concerning land tenure, permitting efforts, and La Sal Project activities in 2018-2019, the following technical and scientific description of the La Sal Project is derived from a technical report titled “Technical Report on La Sal District Project (Including the Pandora, Beaver, and Energy Queen Projects), San Juan County, Utah, U.S.A.,” dated March 25, 2014, prepared by Douglas C. Peters, CPG, of Peters Geosciences, in accordance with NI 43-101 (the “La Sal Technical Report”). The La Sal Technical Report includes an updated NI 43-101 compliant Mineral Resource estimate. The author of the La Sal Technical Report is a “qualified person” and “independent” of the Company within the meaning of NI 43-101. A copy of the La Sal Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The La Sal Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction activities occurring as recently as 2012.

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

The La Sal trend, which includes the La Sal Project, has a long history of uranium and vanadium production. Deposits from this district have been successfully milled at several historic mills in the region including Union Carbide’s mill at Uravan, Colorado (through its subsidiary Umetco Minerals Corporation, the Climax Uranium Mill in Grand Junction, Colorado, the Atlas Mill at Moab, Utah and Energy Fuels’ White Mesa Mill near Blanding, Utah.

Commercial operations at the La Sal Project are currently on standby. The mining of resources at the La Sal Project has been proven over the last 40 years, with the same methods being used regionally over the last 70. The shallower resources are accessed via the La Sal and Pandora declines, while the deeper resources are accessed via the Beaver and Energy Queen Shafts. Once accessed, underground conventional mining methods are used. In this region, the resource is mined utilizing split-shooting and random room and pillar mining. Split-shooting is used because the Salt Wash deposits are typically thinner than the underground height needed for personnel and equipment access. The split-shooting method allows for mineralized material and waste material to be mined separately.

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

The area is semi-arid. Temperatures range between an average low of 41°F to an average high of 72°F. Less than ten inches of precipitation falls per year. Winters are not severe, although there are numerous snowstorms, the temperature drops below 0°F at times, and snow can accumulate to over a foot in the lower areas and more than two feet at times on Pine Ridge. The region of the La Sal Project central area is characterized by a broad shallow valley of hay fields and pasture lands at an elevation between 6,400 and 7,000 feet. Hills cut by small canyons occur at the west end and even higher elevations of about 7,800 feet are reached at Pine Ridge on the east end. All elevations within four miles of the center and west end of the property support moderate growths of sage and rabbitbrush along with other brush, forbs, cactus, yucca, and grasses. Higher elevations contain juniper and piñon pine in the rocky soils along with scrub oak, aspen, and Ponderosa pine on Pine Ridge to the east.

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

Ownership

The La Sal Project is held by Energy Fuels’ subsidiary, EFR Colorado Plateau LLC, under private surface use and access leases, private mineral leases, Utah State Mineral Leases, San Juan County surface use, access and mineral leases and, after the Company reduced the property position by dropping claims without affecting the Mineral Resource, 210 unpatented mining claims on land managed by the BLM or USFS that are either owned by Energy Fuels (81 claims) or leased by Energy Fuels (129 claims). After the claim drop, the total land package now consists of approximately 9,080 acres. The unpatented claims cover about 3,350 acres, the seven Utah State leases total approximately 2,220 acres, the San Juan County leased land contains just over 263 acres, and the six separate surface access and nine private parcel mineral leases apply to a total of 3,170 acres. The property covers all, or parts of the following Sections: Sections 31, 32, and 33, T28S, R25E; Sections 4, 5, 6, and 7, T29S, R25E; Sections 25, 26, 31, 32, 33, 34, 35, and 36, T28S, R24E; Sections 1, 2, 3, 4, 5, 6, 7, 11, and 12, T29S, R24E; Section 36, T28S, R23E; and Sections 1, and 12, T29S, R23E, SLBM, San Juan County, Utah.

Annual holding costs consist of rental fees to the BLM at $165 per year per claim, due on or before September 1st each year. An affidavit of the payment to the BLM must be filed with the appropriate County each year for a nominal fee of about $10 per claim. This applies to all unpatented claims whether owned or leased by Energy Fuels. Annual holding costs for State leases and private leases vary, ranging between $500 and $13,500 for State Leases and $480 and $20,340 for private leases. The Company is also required to pay production royalties at varying rates for unpatented mining claims and private leases. The Utah State production royalties are fixed at 8% on uranium and 4% on vanadium.

The Company generally has entered into surface access agreements sufficient to allow access for its mining activities.

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the UDGOM. If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the DWQ. Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“UDAQ”). Water well permits, water rights, and stream alteration permits are also issued through the DWQ. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EAs and FONSIs under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. A mine and reclamation plan amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the UDWQ in 2009 and renewed most recently in 2018. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. As market conditions may warrant, the Company intends to perform engineering studies to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance.

Existing mining operations at the Pandora, Beaver, La Sal and Snowball Properties are fully permitted with the State of Utah, the BLM, and the USFS. In order to allow expansion of the existing mines, Energy Fuels has obtained regulatory approvals for expansion of the

Pandora, Beaver, and La Sal operations through the UDOGM, the BLM, and the USFS. In late 2014, an EA, draft Decision Notice and FONSI were issued for public comment. In March 2015, in response to an objection filed by an environmental interest group, the USFS ruled that additional analysis was required before a modified Plan of Operations and EA could be approved for the proposed expansion. An expanded EA was finalized by the USFS and BLM in September 2017 and forwarded to Washington DC offices of the BLM for approval. On February 23, 2018, the BLM and USFS issued the EA, Decision Record (BLM)/Decision Notice (USFS), and FONSI approving the expansion, conditional upon the Company incorporating certain specific requirements into the Plan of Operations amendment and having the required reclamation bond in place. On September 26, 2018, the USFS approved the Plan of Operations amendment and surety bond. The Company is in the process of completing the Large Mine permit expansion through the UDOGM and expects the expansion to be approved in early 2020. All other regulatory approvals needed for project expansion, including an air emissions permit, are in place.

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

In 2018, the La Sal Decline was rehabilitated. Also, a test-mining program was started in October 2018 to determine the effectiveness of hand-held x-ray fluorescence (“XRF”) assays for vanadium grade control. Test-mining began in the La Sal/Beaver portion of the project area and progressed into the Pandora mine. In total, approximately 12,000 tons of ore were mined and vanadium grade control using XRF technology was confirmed. Confirmation was done by comparing the XRF results to chemical assays. The program also included the rehabilitation of significant portions of the La Sal and Pandora mines to access areas included in the test-mining program.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (2 ft. of 0.10% eU3O8).
(3)    Mineral Resources are estimated using a long-term uranium price of $65 per pound U3O8 and a vanadium price of $6.50 per pound V2O5.
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

Starting in April 2018, the Company began a process to rehabilitate the La Sal Complex so that it would be ready to go back into production as market conditions may warrant. Work completed between April 2018 and December 2019, when the mine was placed back into standby status, included rehabilitating both the La Sal and Pandora declines, rehabilitating main haulage ways and working areas, unplugging and lining a vent raise, mining approximately 12,000 tons as part of a test-mining program and restarting the Beaver Shaft. Additionally, 30 surface exploration drill holes and 5,200 ft. of underground core were drilled between January and May 2019. Of the 30 surface drill holes, 6 intercepted relatively high-grade mineralization. High-grade intercepts are given in the table below.

Hole No.	Intercept Length (ft.)	Uranium Avg. Grade (%U3O8)	Uranium GT (Grade x Thickness)	Vanadium Avg. Grade (%V2O5)	Ratio (V2O5:U3O8)
LS-2019-002	2.5	0.452	1.13	4.835	10.7:1
LS-2019-004	3.5	0.322	1.13	2.738	8.5:1
LS-2019-005	2.0	0.261	0.52	0.223	0.9:1
LS-2019-014	2.0	0.067	0.13	1.583	23.6:1
LS-2019-029(1)	5.5	0.221	1.22	N/A	N/A
Notes:
(1)    No core was recovered from hole LS-2019-029 and therefore a vanadium grade is not available. The %U3O8 grade given is an equivalent U3O8 grade (%eU3O8) and is calculated from a downhole gamma probe and not chemical assay.

Note that the 12,000 tons mined has not yet been processed and has not been deducted from the La Sal resources presented above. The quantity is too small to be considered material.

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2019, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the La Sal Project during 2020, as described under the heading “Permitting,” above. The Company completed its test-mining program in May 2019 and finished its rehabilitation work in December 2019. As of January 1, 2020, the mine has been placed back on standby. Subject to any actions the Company may take in response to the President’s Budget and general market conditions, work planned for 2020 includes conducting care and maintenance activities on the facilities at the various properties within the La Sal Project in order to maintain them, pending improvements in uranium and vanadium prices.

The Daneros Project

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

Unless otherwise stated concerning land tenure and permitting efforts, the following scientific and technical description of the Daneros Project is derived from a technical report titled “Updated Report on The Daneros Mine Project, San Juan County, Utah, U.S.A.,” dated March 2, 2018, prepared by Douglas C. Peters, Certified Professional Geologist, of Peters Geosciences, Golden, Colorado in accordance with NI 43-101 (the “Daneros Mine Technical Report”). The author of the Daneros Mine Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Daneros Mine Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Daneros Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction occurring as recently as 2012.

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
The mining claims are maintained by making annual payments of US $165 per claim per year to BLM due September 1st each year, along with a nominal filing fee paid to the county within 30 days of the BLM filing of about $10 per claim. Work expenditures are not required. Holders of unpatented mining claims are generally granted surface access to conduct mineral exploration and mining activities. However, additional mine permits and plans are generally required prior to conducting exploration or mining activities on such claims.
A number of the claims bear production royalties. Claims hosting the Daneros deposit are subject to royalties ranging between 15% of “market value” of the mineralized material and 2.5% of gross proceeds as described in further detail in the Daneros Mine Technical report. Other claims are owned by the Company without encumbrances. The State lease carries the standard Utah royalty of 8% on uranium and 4% on vanadium.
Sufficient surface rights are in place for contemplated mining activities and waste storage. Since no milling activities are contemplated on the Daneros Project, no areas are required for tailings storage, heap leach pads, or processing plant sites.
Permitting
The primary permits required for mining activities at the Daneros Project include a mine permit issued by UDOGM and a Plan of Operations (“PO”) approved by the BLM under the NEPA review process. UEC submitted a PO for the Daneros Mine in 2008 that proposed a seven-year life of mine with production of up to 100,000 tons of mineralized material within a 4.5-acre disturbed area footprint. In 2012, the BLM issued an EA based on the 2008 PO that was subject to public review and comment. Following approval of the PO, an appeal was filed by Uranium Watch and associated environmental interest groups. The appeal was denied by the Utah BLM State office, then appealed to the Department of Interior Board of Land Appeals (“IBLA”) and denied by IBLA in September of 2012.
In early 2013, an amended PO and a Large Mine NOI were submitted to the BLM and UDOGM, respectively. The modified PO would allow production of up to 500,000 tons of mineralized material over a 20-year period and an expansion of the disturbed area footprint to 46 acres. An EA was issued for public comment in July 2016 and finalized by the BLM in late 2016. With the designation of the Bears Ears National Monument (“BENM”) in December 2016, the BLM essentially suspended review while they considered if expanded mining operations, now adjacent to the monument, might adversely affect the monument. In September 2017, an updated EA that determined there would be no new impacts to the monument was forwarded to BLM Washington for approval. Since then, the BENM boundaries were modified by Presidential Executive Order, and the Daneros mine would be at least 15 miles from the nearest boundary. The EA, FONSI and PO amendment were issued by BLM on February 23, 2018. Following approval of the modified PO, an appeal was filed by the Grand Canyon Trust and Southern Utah Wilderness Alliance. The appeal is currently being considered by the IBLA.
Daneros was initially permitted by the UDOGM under a Small Mine Permit approved in 2009. The NOI for a Large Mining permit was submitted to UDOGM in early 2013. In 2015, UDOGM concluded its technical and administrative reviews of the application. Approval of the NOI has been pending BLM approval of the EA and Decision Notice, which were issued on February 23, 2018, subject to certain specified requirements. As a result of the BLM’s approval in 2018, pending a favorable outcome on the ongoing appeal through the IBLA, the Company expects UDOGM approval of the modified PO and Large Mine permit later in 2020 or early in 2021.
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
Exploration for uranium has been going on in the White Canyon area since the late 1940s. Prospectors used Geiger counters to investigate outcrops of the Shinarump Sandstone. The history of exploration is closely tied to the AEC buying program, opening and closing of the several processing facilities in the region, and the fluctuation of the price of uranium.
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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium cut-off grade of 0.23% eU3O8.
(3)    Mineral Resources are estimated using a long-term uranium price of $55 per pound.
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
Peters Geosciences and the Company do not consider this historical resource estimate to be current mineral resources or reserves as defined under NI 43-101. Energy Fuels has only reviewed a limited amount of data in connection with this historical estimate. Readers should be cautioned that a qualified person has not done sufficient work to classify this historical estimate as a current estimate of mineral resources or mineral reserves in accordance with NI 43-101.  This historical resource estimate was classified as “Indicated Resources.” However, this category was applied without using applicable mining standards and economics and should not be considered reserves by industry definition.  The Company believes this historical estimate is relevant and reliable, as the methodology was well documented and utilized industry standard practice.  However, the methodologies used do not reflect current best industry practices.  The Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource.  Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.
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

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2019, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the Company is currently maintaining the project on care and maintenance. Permit defenses are ongoing as described above. Energy Fuels has reviewed the remaining resources and has evaluated prospective areas for future exploration drilling. There are currently no plans to perform any drilling in 2020.

Non-Material Mineral Properties

This section describes certain non-material mineral properties held by the Company. As these projects are not considered material to the Company’s business, the Company may choose to pursue or to take under consideration the potential sale, joint venture, trade or other transaction involving one or more of these projects.

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

The North Rolling Pin property is discussed in the “Technical Report West North Butte Satellite Properties Campbell County, Wyoming, U.S.A.,” dated December 9, 2008 and available on SEDAR at www.sedar.com. The West North Butte satellite properties include West North Butte, East North Butte, and Willow Creek, and are described in the Technical Report titled “Technical Report North Rolling Pin Property Campbell County, Wyoming, U.S.A.” dated June 4, 2010 and available on SEDAR at www.sedar.com.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources are estimated at a uranium grade x thickness (G.T.) of 0.20 G.T.
(3)    Mineral Resources are estimated using a long-term uranium price of $65 per pound U3O8.
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
(3)    Mineral Resources are estimated using a long-term uranium price of $65 per pound.
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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves”
do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Wate are estimated at a uranium cut-off grade of 0.15% eU3O8 and for EZ1 and EZ2 are estimated at a uranium cut-off grade of 0.20% eU3O8.
(3)    Mineral Resources for Wate are estimated using a long-term uranium price of $38 per pound U3O8, and for EZ1 and EZ2 are estimated using a long-term uranium price of $53 per pound U3O8.
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

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. It is maintained so that it can be restarted with relatively little effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned for 2020.

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah,” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, and available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008 and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2020. Evaluation of the property in 2019 indicated that the existing decline, rehabilitated in 2008, is in need of some rehabilitation work. We plan to further evaluate the condition of the decline in 2020 and, if necessary, perform rehabilitation work to limit any further deterioration.

The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990s. Calliham ceased production due to low uranium prices. It consists of two fee mineral leases covering about 960 acres (Calliham and Crain) and a Utah State lease of 640 acres. A third fee mineral lease (Skidmore) has been terminated since the preparation of the Technical Report “Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A.” dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences. No exploration is planned for 2020.

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
Notes:
(1)    The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources,” above.
(2)    Mineral Resources for Sage Plain are estimated at a uranium cut-off grade of 0.10% eU3O8. This cut-off grade is based on using a long-term uranium price of $63 per pound U3O8 and a vanadium price of $6.75 per pound V2O5.Where vanadium assay data is available, that information is used to estimate the vanadium Mineral Resource. Where assay data is not available an average V2O5:U3O8 ratio of 8.6:1 is used to estimate the vanadium Mineral Resource.
(3)    Mineral Resources for Whirlwind are estimated at a uranium cut-off grade of 0.06% eU3O8. This cut-off grade is based on using a long-term uranium price of $77.50 per pound U3O8 and a vanadium price of $7.50 per pound V2O5. Vanadium grades are based on assays where taken, and otherwise estimated at the average V2O5:U3O8 ratio of 3.24:1.
(4)    The Mineral Resources given for Sage Plain differ from those given in the “Updated Technical Report on Sage Plain Project (Including the Calliham Mine), San Juan County, Utah, U.S.A.” dated March 18, 2015. The Skidmore Lease portion of the property was dropped in 2016 and that Mineral Resource has been subtracted from that shown in the table.
(5)    Numbers may not add due to rounding.

Exploration Properties

DOE Lease Tracts

The Company currently holds eight DOE uranium lease tracts in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completed a full EIS on its Uranium Leasing Program. The Final EIS was made available and the RoD was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the lawsuit. On March 18, 2019 the U.S. District Court officially dissolved the injunction and ordered the case closed. New 10-year leases were executed by the Company of the above-mentioned lease tracts on January 6, 2020. Physical work on the lease tracts including both exploration drilling and mining is now allowed. All activities will need to be permitted through the DOE and the State of Colorado. At this time, the Company has no plans to conduct physical work on the properties. Prior to the 2011 stay, the Company conducted drilling on C-CM-24 and C-G-26.

ITEM 3. LEGAL PROCEEDINGS
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In January 2013, the Ute Mountain Ute tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the UDEQ relating to nitrate contamination in the shallow aquifer at the White Mesa Mill site. This challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect our financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued, the White Mesa Mill’s license for another ten years and Groundwater Discharge Permit for another five years, after which further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued.
In March of 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (the “Petitioners”) filed Petitions for Review challenging UDEQ’s renewal of the license and permit. Petitioners subsequently filed with UDEQ Requests for Appointment of an Administrative Law Judge, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and Plaintiffs have held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. On February 1, 2019, Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The Company is preparing its counterproposal. The Company does not consider these challenges to have any merit and intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
Canyon Project
In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Canyon Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Canyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs then petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel denied the petition for rehearing en banc but withdrew its prior opinion and filed a new opinion affirming, with one exception, the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Canyon Plaintiffs lacked standing under the Mining Act of 1872. The panel remanded the claim back to the District Court to hear on the merits. On September 11, 2019, the Canyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants' Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Canyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment. The parties now await the Court's determination. The Company does not consider this action to have any merit. However, if the Canyon Plaintiffs are successful, the likely outcome would be a requirement to cease mining or mining-related activities at the Canyon Project until the USFS is found to have fully complied with all applicable laws. At this time, the scope and costs of ceasing work on the Canyon Project have not yet been determined and could significantly impact our future operations.

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
Daneros Mine
On February 23, 2018, the BLM issued the EA, Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Appellants”) filed a Notice of Appeal to the IBLA regarding the BLM’s Decision Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.

ITEM 4. MINE SAFETY DISCLOSURE
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Energy Fuels’ Common Shares are listed and traded on the NYSE American under the symbol “UUUU” and on the TSX under the symbol “EFR.” As of March 13, 2020, the closing bid quotation for our Common Shares was $0.93 per share as quoted by the NYSE American. As of March 13, 2020, Energy Fuels had 114,945,157 Common Shares issued and outstanding, held by approximately 50,000 shareholders. Most shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Securities
During 2019, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019, concerning stock options and restricted stock units (“RSUs”) and stock appreciation rights ("SAR") outstanding pursuant to our 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (USD)	Number of Common Shares remaining available for future issuance
Energy Fuels Omnibus Equity Incentive Compensation Plan (1)(2)(3)	4,505,915	$5.77	5,567,674
Uranerz Replacement Options	462,563	$5.54	Nil
Total (1)(2)(3)	4,968,478	$5.74	5,567,674
Notes:
(1) Includes 1,487,433 stock options and 1,315,536 restricted stock units. Each restricted stock unit vests as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each restricted stock unit entitles the holder to receive one common share without any additional payment.
(2) 1,315,536 restricted stock units have been excluded from the weighted average exercise price because there is no exercise price.

(3) Includes 2,165,509 SARs. Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Corporation) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the VWAP of the Common Shares on the NYSE American equaling or exceeding US$5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Company’s common shares on the NYSE American equaling or exceeding US$7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Company's common shares on the NYSE American equalling or exceeding US$10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
Energy Fuels Equity Incentive Plan
The Equity Incentive Plan was approved by the board of directors on January 28, 2015 and by shareholders on June 18, 2015 and May 30, 2018. The Equity Incentive Plan supersedes and replaces the Energy Fuels Stock Option Plan, which was the Company’s prior equity incentive program. All stock options previously granted pursuant to the Energy Fuels Stock Option Plan which remain outstanding are incorporated into the Equity Incentive Plan. Employees, directors, and consultants of the Company and its affiliates are eligible to participate in the Equity Incentive Plan. The Board of Directors, or a Committee authorized by the Board of Directors (the “Committee”), administers the Equity Incentive Plan. The Committee may grant awards for non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred share units, restricted stock units, performance shares, performance units, and share-based awards to eligible participants. The ability to grant a broad range of equity incentive awards is consistent with the practices of similar public companies. Pursuant to the rules of the TSX, the Equity Incentive Plan must be renewed by approval of Energy Fuels shareholders every three years.
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
Stock Performance Graph(1)
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels common shares beginning on December 31, 2015, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Cameco, NexGen Energy, Fission Uranium, Uranium Energy Corp, Ur-Energy, Paladin Energy, GoviEx Uranium, Denison Mines, Deep Yellow Ltd., Energy Resources of Australia, Boss Resources, Westwater Resources (f/k/a Uranium Resources Inc.), Vimy Resources, Peninsula Energy, UEX Corp., Laramide Resources and Azarga Uranium. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2015 in Energy Fuels common shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Notes:
(1) This peer group represents a broad range of companies operating within the U.S. uranium industry generally, and is distinct from the more select peer group used for the Company’s executive officer compensation decisions as reported annually in the Company’s proxy circular.
Exchange Controls
There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of Energy Fuels, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada,” below.
Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada
The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada (a “Non-Resident Holder”). Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such Non-Resident Holders should seek advice from their own tax advisors.
This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals, or the Proposed Amendments, to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency (the “CRA”) published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental, or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.
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
Provided the common shares are listed on a “designated stock exchange,” as defined in the Tax Act (which currently includes the TSX and NYSE American) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such Non-Resident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of Common Shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.
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

	At December 31
	2019	2018	2017	2016	2015
Total assets ($000s)	$175,720	$196,766	$185,338	$196,457	$192,280
Total long-term obligations ($000s)	$22,475	$43,059	$48,175	$46,487	$38,937

	For the year ended December 31
	2019	2018	2017	2016	2015
Total revenues ($000s)	$5,865	$31,721	$31,046	$54,552	$61,351
Net loss ($000s)	$(38,094)	$(25,362)	$(27,990)	$(39,864)	$(82,357)
Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.39)	$(0.70)	$(2.46)
Dividends per share	Nil	Nil	Nil	Nil	Nil
Impairment of property, plant and equipment and mineral properties	$—	$—	$—	$—	$(8,224)
Impairment of assets held for sale	$—	$—	$(3,799)	$—	$—
Impairment losses on goodwill	$—	$—	$—	$—	$(47,730)
Note: Over the five years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, “Description of Business; Development of the Business - Major Transactions over the Past Five Years” above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2019 and the related notes thereto. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”
Outlook
Overview
Operations and Sales Outlook Overview
In response to the President’s Budget, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, including the currently operating White Mesa Mill and Nichols Ranch ISR Facility, as well as the Alta Mesa ISR Facility, La Sal Complex and Canyon Mine, which are currently on standby, as market conditions may warrant. The Company may commence such activities, prior to confirmation of Congressional appropriations and prior to the definition of all implementation details, as market conditions may warrant, recognizing that there can be no guarantee that the required appropriations will be forthcoming or that the implementation details will be satisfactory, and that the outcome of this process is therefore uncertain. Alternatively, the Company may defer commencing any such activities until further clarification on implementation of the President’s Budget is published and/or Congressional appropriations are obtained, or market conditions otherwise warrant. No decisions on any project-specific actions to be taken in response to the President’s Budget have been made at this time.
Subject to any actions the Company may take in response to the President’s Budget, the Company plans to extract and/or recover limited amounts of uranium from its Nichols Ranch Project in 2020, as its existing wellfields are nearing depletion. In addition, during 2020 the Company expects to recover uranium at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign, and from alternate feed materials. The vanadium pond-return campaign that was conducted in 2019 was brought to a close in early 2020.
Subject to any actions the Company may take in response to the President’s Budget, both ISR and conventional uranium recovery is expected to be maintained at reduced levels, as a result of current uranium market conditions, until such time when market conditions improve sufficiently. Subject to any actions the Company may take in response to the President’s Budget, until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, subject to any actions the Company may take in response to the President’s Budget, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby.
The Company is also seeking new sources of revenue, including new sources of alternate feed materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company will also continue its support of U.S. governmental activities to support the U.S. uranium mining industry and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the year ended December 31, 2019, the Company recovered approximately 70,000 pounds of U3O8, all of which were for the account of the Company. The Company also recovered approximately 1,807,000 pounds of V2O5, all of which were for the account of the Company. The Company expects to recover approximately 125,000 to 175,000 pounds of U3O8 in the year ending December 31, 2020 for its own account, and zero pounds of U3O8 for the account of others. The Company also expects to package vanadium remaining from in-process pond solution recovery in 2019 of approximately 59,000 pounds V2O5 in 2020.
The Company has strategically opted not to enter into any uranium sales commitments for 2020. Therefore, subject to any actions the Company may take in response to the President’s Budget and general market conditions, all 2020 uranium production is expected to be added to existing inventories. Subject to any actions the Company may take in response to the President’s Budget, both ISR and conventional uranium extraction and/or recovery is expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered into. All V2O5 production is expected to be sold on the spot market if prices rise significantly above current levels, but otherwise maintained in inventory.
ISR Activities

We extracted and recovered approximately 70,000 pounds of U3O8 from the Nichols Ranch Project for the year ended December 31, 2019. The Company expects to produce approximately 6,000 pounds of U3O8 in the year ending December 31, 2020 from Nichols Ranch.
As of December 31, 2019, the Nichols Ranch wellfields had nine header houses extracting uranium. Subject to any actions the Company may take in response to the President’s Budget, until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company expects to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Subject to any actions the Company may take in response to the President’s Budget, the Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
The White Mesa Mill recovered no pounds of U3O8 during the year ended December 31, 2019, as operations focused solely on vanadium recovery from dissolved vanadium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). The White Mesa Mill recovered approximately 1,807,000 pounds of V2O5 in 2019 from Pond Return. Of these 1,807,000 pounds of V2O5, all were for the account of the Company. During 2020 the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign and from alternate feed materials. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery as market conditions may warrant.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from alternate feed materials and receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through all or most of 2020. The Company is also actively pursuing opportunities to process new and additional alternate feed material sources and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed, or conventional mines are ramped up in response to the President’s Budget, the Company would expect to be able to keep the Mill operating over a considerably longer period of time.
However, subject to any actions the Company may take in response to the President’s Budget, in the event the Company is unable to justify full operation of the Mill through 2020, the Company expects to place uranium and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill's standby costs.
Conventional Standby, Permitting and Evaluation Activities
During the year ended December 31, 2019, the Company completed its test-mining and refurbishment program targeting vanadium at its fully-permitted La Sal Complex located on the Colorado Plateau. We completed the test-mining in April 2019 and continued to pursue enhanced operational readiness targeting future commercial production. The goal of the test-mining program was to evaluate different mining approaches in previously mined-out areas that selectively target high-grade vanadium zones, thereby potentially increasing productivity and mined grades for vanadium and decreasing mining costs per pound of V2O5 and U3O8. During this program, the Company refurbished the La Sal and Pandora Mines within the La Sal Complex and extracted approximately 11,000 tons of mineralized material. In addition, the Company completed a surface and underground drilling program at the La Sal Complex in 2019 in order to potentially expand the uranium and/or vanadium resources.
During the year ended December 31, 2019, standby and environmental compliance activities occurred at the Canyon Project. Subject to any actions the Company may take in response to the President’s Budget and general market conditions, during 2020, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, and to continue pursuing any additional permitting actions that may be required to potentially recover copper at the White Mesa Mill. Subject to any actions the Company may take in response to the President’s Budget, the timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects. Subject to any actions the Company may take in response to the President’s Budget and general market conditions, the Company plans to accelerate the licensing and permitting of the Roca Honda Project, a large, high-grade conventional project in New Mexico, with the RoD currently scheduled to be completed in 2021. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project and the Daneros Project. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.
Sales
During the year ended December 31, 2019, the Company completed $0.07 million of uranium sales. The Company currently has no remaining contracts and is therefore fully unhedged to future uranium price increases.
At the current time, the Company is selling only small quantities of vanadium, while mainly focusing on maintaining V2O5 inventory for sale in the future as prices are expected to increase. During the year ended December 31, 2019, the Company completed sales of approximately 202,000 pounds of vanadium at an average price of $11.06 per pound. The Company expects to continue to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the recent pond return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
The Company also continues to pursue new sources of revenue, including additional alternate feed materials and other sources of feed for the White Mesa Mill.
Bought Deal Financing
On February 20, 2020, the Company closed a bought deal public offering of common shares made pursuant to an underwriting agreement dated February 13, 2020 between the Company and a syndicate of underwriters led by Cantor Fitzgerald & Co. as lead underwriter and sole book-runner, and H.C. Wainwright & Co., LLC, Eight Capital, Haywood Securities Inc. and Roth Capital Partners, LLC (the “Offering”). Pursuant to the Offering, the Company issued an aggregate of 11,300,000 common shares at a price of $1.47 per share for gross proceeds of $16.61 million. The Company received net proceeds, after commissions and fees, of $15.07 million from the Offering.
Working Group Update and President’s Budget for Fiscal Year 2021
On July 12, 2019, in response to our Section 232 Petition, the President of the United States issued a memorandum, titled “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group.” In his memorandum, the President acknowledged he has “significant concerns regarding the impact of uranium imports on the national security with respect to domestic mining,” and concluded that “a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary at this time.” In his memorandum, he also established the Working Group, comprised of members of his cabinet and other government officials, to study U.S. nuclear fuel production, including uranium mining, in order “to develop recommendations for reviving and expanding domestic nuclear fuel production” and to “reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.”
On February 10, 2020, the President published his Budget for fiscal year 2021 (October 1, 2020 through September 30, 2021). The President’s Budget “Supports Nuclear Fuel Cycle Capabilities,” and states that “[o]n July 12, 2019, the President determined that ‘...the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.’ The President’s Budget establishes a Uranium Reserve for the United States to provide additional assurances of availability of uranium in the event of a market disruption.” Table 25-1 of the President’s Budget seeks congressional appropriations of $150 million per year over the next 10 years (totaling $1.5 billion over that time frame) for uranium purchases. For fiscal 2021 (October 1, 2020 through September 30, 2021), the President’s Budget seeks an appropriation of $150 million, “to remain available until expended,” as the appropriation for the first year of this 10-year program. The President’s Budget states that “Establishing a Uranium Reserve provides assurance of availability of uranium in the event of a market disruption and supports strategic U.S. fuel cycle capabilities. This action addresses immediate challenges to the production of domestic uranium and reflects the Administration’s Nuclear Fuel Working Group (NFWG) priorities. The NFWG will continue to evaluate issues related to uranium supply chain and fuel supply.”
The proposed budgeted activities are subject to appropriation by the Congress of the United States, and the details of implementation of activities pursuant to the President’s Budget have not yet been defined. As a result, there can be no certainty of the outcome of the President’s Budget or any further evaluations of the Working Group.  Therefore, the outcome of this process remains uncertain. If the required appropriations are not made by Congress, or if the U.S. President does not implement the activities contemplated by the President’s Budget, or implements them in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not otherwise improve, or as general market conditions may otherwise dictate, we may reduce our operational activities as required in order to minimize our cash expenditures while preserving our asset base for increased production in the future as market conditions may warrant.
The Company’s Plans in Response to the President’s Budget
As stated above, in response to the President’s Budget, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, subject to general market conditions. No decisions on any project-specific actions to be taken in response to the President’s Budget have been made at this time.
Convertible Debentures
On July 24, 2012, the Company issued Cdn$22,000,000 aggregate principal amount of Convertible Debentures, with Cdn$20,860,000 ($16,061,000) currently outstanding. The Convertible Debentures, which were amended on August 4, 2016, will mature on December 31, 2020 and are convertible into Common Shares of the Company at the option of the holder at a conversion price, subject to certain adjustments, of Cdn$4.15 per share at any time prior to redemption or maturity. The Convertible Debentures may be retired at any time in whole or in part at a price equal to 101% of their face value or at maturity at their face value either through the payment of cash or the issuance of Common Shares based on a 5% discount to the then prevailing market price of the Common Shares, at the Company’s option. See “Note 11 to the Financial Statements: Loans and Borrowings.”
The net proceeds of the Offering and the $3.96 million raised on the Company’s ATM program since December 31, 2019 provides the Company with an additional $19.03 million in cash raised in 2020 to add to the Company’s cash and cash equivalents and marketable securities and inventories (which totaled $40.5 million as at December 31, 2019). This gives the Company added flexibility to ramp-up production at its properties in response to the President’s Budget, as market conditions may warrant. See Outlook: Operations and Sales Outlook Overview and “Outlook: The Company’s Plans in Response to the President’s Budget.” It also provides the Company with the ability, as market conditions may warrant, to elect to redeem all or a portion of its existing Convertible Debentures for cash prior to or at maturity, along with its existing right to repay the Convertible Debentures in whole or in part in Common Shares at maturity, to the extent the Convertible Debentures are not converted by the holders thereof or refinanced with replacement Convertible Debentures by the Company in whole or in part prior to maturity. See “Note 11 to the Financial Statements: Loans and Borrowings”.

Continued Efforts to Minimize Costs

The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions, and is evaluating whether additional cost-cutting measures may be warranted at this time as a result of recent declines in general market conditions.

Results of Operations

The following table summarizes the results of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands of dollars):

	Years ended December 31,
	2019	2018	2017
Revenues
Uranium concentrates	$66	$30,789	$24,467
Vanadium concentrates	2,237	—	—
Alternate feed materials processing and other	3,562	932	6,579
Total revenues	5,865	31,721	31,046
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	63	14,752	14,676
Costs and expenses applicable to vanadium concentrates	1,805	—	—
Costs and expenses applicable to alternate feed materials and other	2,079	—	4,729
Total costs and expenses applicable to revenues	3,947	14,752	19,405
Impairment of inventories	14,351	4,579	3,305
Gross profit (loss)	(12,433)	12,390	8,336

Other operating costs
Development, permitting and land holding	9,180	9,912	8,821
Standby costs	2,584	5,112	3,659
Abandonment of mineral properties	—	—	287
Impairment of assets held for sale	—	—	3,799
Accretion of asset retirement obligation	1,931	1,835	1,733
Total other operating costs	13,695	16,859	18,299

Selling, general and administration
Selling costs	190	183	275
Intangible asset amortization	—	2,502	3,297
General and administration	14,263	14,158	14,923
Total selling, general and administration	14,453	16,843	18,495

Total operating loss	(40,581)	(21,312)	(28,458)
Interest expense	(1,491)	(1,722)	(2,101)
Other income (loss)	3,978	(2,328)	2,569
Net loss	$(38,094)	$(25,362)	$(27,990)

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.39)
Results of Operations
Year ended December 31, 2019 compared to year ended December 31, 2018
For the year ended December 31, 2019 the Company recorded a net loss of $38.09 million or $0.40 per share compared with a net loss of $25.36 million or $0.30 per share for the year ended December 31, 2018.
For the year ended December 31, 2019, the Company recorded an operating loss of $40.58 million compared with an operating loss of $21.31 million for the year ended December 31, 2018.
Revenues

The Company’s revenues from uranium were previously based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases as contemplated by the President's Budget. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from its pond solution at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the year ended December 31, 2019 totaled $5.87 million, $2.24 million was related to sales of approximately 202,000 pounds of vanadium concentrates and $3.56 million was related to toll processing of uranium concentrates and fees for ore received from third-party uranium mines.
Revenues for the year ended December 31, 2018 totaled $31.72 million, of which $30.79 million were sales of 650,000 pounds of U3O8, which included the sale of 450,000 pounds of U3O8 pursuant to term contracts at an average price of $57.24 per pound and the sale of 200,000 pounds of U3O8 into contracts based on spot market prices at an average price of $25.16 per pound.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2019, the Company recovered approximately 70,000 pounds of U3O8 from ISR recovery activities for the Company’s own account and approximately 1,807,000 pounds of V2O5 from Pond Returns.

In the year ended December 31, 2018, the Company recovered 917,000 pounds of U3O8 of which 493,000 pounds were for the Company’s own account and 424,000 pounds were for the account of a tolling customer. Of the 493,000 pounds recovered for its own account, 137,000 pounds were from alternate feed sources, 216,000 pounds were from uranium recovered from existing tailings pond solutions at the White Mesa Mill, and 140,000 pounds were from ISR recovery activities.
Costs and expenses applicable to revenue for the year ended December 31, 2019 totaled $3.95 million, compared with $14.75 million for the year ended December 31, 2018. Included in cost and expenses applicable to revenue is $2.08 million and nil related to toll processing and other for the years ended December 31, 2019 and 2018, respectively. Costs and expenses applicable to revenue for the year ended December 31, 2019 consisted of $1.81 million from V2O5 and $2.08 million related to alternate feed materials. All costs and expenses applicable to revenue for 2018 were related to uranium concentrates.
Other Operating Costs and Expenses
Development, permitting and land holding
For the year ended December 31, 2019, the Company spent $9.18 million for development of the Company’s properties. This is primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
For the year ended December 31, 2018, we spent $9.91 million for development, permitting and land holding, comprised of the acquisition of royalties, the development of the Canyon Project and permitting and land holding costs related to the Canyon Project, development of the V2O5 test mining program at the La Sal project as well as expenses associated with preparing the White Mesa Mill for V2O5 production.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
Standby expense
The Company’s La Sal, Daneros Projects and Arizona 1 Project were on standby during the three years ended December 31, 2019. In the beginning of 2018, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the year ended December 31, 2019, standby costs totaled $2.58 million compared with $5.11 million in the prior year. The decrease is primarily related to vanadium recovery activities at the White Mesa Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased for the year ended December 31, 2019 to $1.93 million compared with the prior year of $1.84 million, primarily due to normal accretion activity.

Selling, General, and Administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $14.45 million for the year ended December 31, 2019 compared to $16.84 million for the year ended December 31, 2018. The decrease is a result of the Company not recognizing any intangible amortization cost from favorable contracts in the year ended December 31, 2019 as the Company does not have any additional contract sales, offset by an increase in spending on the Section 232 Petition and related Working Group activities of $0.77 million.
Impairment of Inventories
For the year ended December 31, 2019, the Company recognized $14.35 million in impairment charges related to inventory. Included in impairment were depreciation expenses of $2.09 million. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project of $4.48 million, the decrease in the market price of vanadium recovered from Pond Return of $8.62 million and the decrease in the market price of vanadium in the La Sal stockpile of $1.25 million. For the year ended December 31, 2018, the Company recognized $4.58 million in inventory impairment due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project. Included in impairment were depreciation expenses of $2.05 million.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2019 was $1.49 million compared with $1.72 million in the prior year due to lower principal amounts from the repayment of Wyoming revenue bond loan and the put option conversion of the Convertible Debentures.
Other income and expense
For the year ended December 31, 2019, other income and expense totaled $3.98 million income, net. These amounts primarily consist of a gain on the change in the mark-to-market values of the Convertible Debentures of $0.29 million, a gain on the decrease in value of warrant liabilities of $3.73 million, and interest income of $0.48 million, offset by $0.15 million loss in investments accounted for at fair value and other of $0.32 million.
For the year ended December 31, 2018, other income and expense totaled $2.33 million expense, net. These amounts consist of a loss for the change in fair value of derivative liabilities of $3.47 million and a loss in the mark-to-market values of the Company's Convertible Debentures of $0.61 million, partially offset by interest income of $0.34 million, sales of surplus assets of $0.29 million, gain of assets held for sale of $0.34 million and a $0.77 million increase in the value of investments accounted for at fair value.
Results of Operations
Year ended December 31, 2018 compared to year ended December 31, 2017
For the year ended December 31, 2018 the Company recorded a net loss of $25.36 million or $0.30 per share compared with a net loss of $27.99 million or $0.39 per share for the year ended December 31, 2017.
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

Operating Expenses
Uranium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2018, the Company recovered 917,000 pounds of U3O8 of which 493,000 pounds were for the Company’s own account and 424,000 pounds were for the account of a tolling customer. Of the 493,000 pounds recovered for its own account, 137,000 pounds were from alternate feed sources, 216,000 pounds were from uranium recovered from existing tailings pond solutions at the White Mesa Mill, and 140,000 pounds were from ISR recovery activities.

In the year ended December 31, 2017, the Company recovered 1,570,000 pounds of U3O8 of which 624,000 pounds were for the Company’s own account and 946,000 pounds were for the account of a tolling customer. Of the 624,000 pounds recovered for its own account, 56,000 pounds were from alternate feed sources, 309,000 were from uranium recovered from existing tailings pond solutions at the White Mesa Mill from and 259,000 pounds were from ISR recovery activities.
Costs and expenses applicable to revenue for the year ended December 31, 2018 totaled $14.75 million, compared with $19.41 million for the year ended December 31, 2017. Included in cost and expenses applicable to revenue is $0.00 million and $4.73 million related to toll processing and other for the years ended December 31, 2018 and 2017, respectively. The decrease in the cost of sales was primarily attributable to a decrease in the quantity of U3O8 sold year over year as discussed above partially offset by an increase in toll processing and other. Costs of goods sold averaged $22.70 per pound and $28.22 per pound in the years ended December 31, 2018 and 2017, respectively.
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
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
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
Selling, General, and Administrative
Selling, general, and administrative expense includes costs associated with marketing uranium, corporate general and administrative costs, and non-cash costs of amortization of the value associated with above-market sales contracts acquired in the acquisition of Uranerz in June 2015. General and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $16.84 million for the year ended December 31, 2018 compared to $18.50 million for the year ended December 31, 2017. The decrease is a result of the Company's cost cutting measures and a lower head count in 2018.
Interest Expense and Other Income and Expenses

Interest Expense
Interest expense for the year ended December 31, 2018 was $1.72 million compared with $2.10 million in the prior year due to lower principal amounts from the repayment of Wyoming revenue bond loan and the put option conversion of the Convertible Debentures.
Other income and expense
For the year ended December 31, 2018, other income and expense totaled $2.33 million expense, net. These amounts consist of a loss for the change in fair value of derivative liabilities of $3.47 million and a loss in the mark-to-market values of the Company’s Convertible Debentures of $0.61 million, partially offset by interest income of $0.34 million, sales of surplus assets of $0.29 million, gain of assets held for sale of $0.34 million, a $0.77 million increase in the value of investments accounted at fair value.
For the year ended December 31, 2017, other income and expense totaled $2.57 million income, net. These amounts consisted of sales of surplus assets of $1.91 million, a gain for the change in fair value of derivative liabilities of $0.78 million, a $0.51 million increase in the value of investments accounted at fair value partially offset by loss in the mark-to-market values of the Company's Convertible Debentures of $0.94 million.
LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past six years the Company has funded major business and property acquisitions with capital provided by issuance of its common shares. In 2012 we acquired Titan Uranium Inc. and the U.S. Mining Division of Denison Mines Corp., in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
We intend to continue to acquire assets utilizing common shares when we can do so under attractive terms.
Shares issued for cash
On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional common shares under the ATM. On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate common shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the “Securities” as defined thereunder in one or more offerings up to an initial aggregate offering amount of $150.00 million. On May 5, 2019, the prospectus supplement to its U.S. registration statement expired, and was replaced on May 7, 2019 by a new prospectus supplement in the same amount, qualifying for distribution up to $24.50 million in aggregate common shares under the ATM. On December 31, 2019, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional common shares under the ATM.
From January 1, 2020 through March 13, 2020, the Company issued 2.39 million Common Shares at an average price of $1.69 for net proceeds of $3.96 million using the ATM.
Working capital at December 31, 2019 and future requirements for funds
At December 31, 2019, the Company had working capital of $20.53 million, including $12.81 million in cash, $4.84 million of marketable securities, approximately 515,000 pounds of uranium finished goods inventory and approximately 1,600,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months. The Company’s recent $15.07 million bought deal financing completed in February 2020 (see “Subsequent Events”) provides the Company with additional working capital.
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

Cash and cash flows
Year ended December 31, 2019
Cash, cash equivalents and restricted cash were $32.89 million at December 31, 2019, compared to $34.29 million at December 31, 2018. The decrease of $1.40 million was due primarily to cash provided by financing activities of $20.36 million, cash provided by investing activities of $22.58 million, offset by cash used in operating activities of $44.38 million and loss on foreign exchange on cash held in foreign currencies of $0.04 million.
Net cash used in operating activities of $44.38 million is comprised of the net loss of $38.09 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.21 million of depreciation and amortization of property, plant and equipment, $14.35 million impairment on inventory, share-based compensation expense of $3.77 million, accretion of asset retirement obligation (“ARO”) of $1.93 million, other non-cash expenses of $2.31 million, unrealized foreign exchange loss of $0.08 million, a decrease in prepaid expenses and other assets of $0.01 million, offset by an increase in inventories of $18.53 million, a decrease in trade and other receivables of $0.06 million, a decrease in accounts payable and accrued liabilities of $3.20 million, $3.73 million change in warrant liabilities, $0.29 million change in value of the Convertible Debentures, non-cash standby costs of $1.42 million and changes in deferred revenue of $2.72 million.
Net cash provided by investing activities was $22.58 million related to cash received from the sale and maturities of marketable securities.
Net cash provided by financing activities totaled $20.36 million consisting of $19.68 million proceeds from the issuance of stock using the Company’s ATM offering, $0.80 million in proceeds from notes payable and $0.15 million cash received from exercise of stock options, partially offset by $0.32 million to repay loans and borrowings.
Year ended December 31, 2018
Cash, cash equivalents and restricted cash were $34.29 million at December 31, 2018, compared to $40.70 million at December 31, 2017. The decrease of $6.41 million was due primarily to cash used in operations of $7.78 million, cash used in investing activities of $20.17 million, loss on foreign exchange on cash held of $0.07 million partially offset by cash provided by financing activities of $21.61 million.
Net cash used in operating activities of $7.78 million is comprised of the net loss of $25.36 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $3.79 million of depreciation and amortization of property, plant and equipment, share-based compensation of $2.76 million, $4.58 million impairment on inventory, ARO of $1.84 million, $3.47 million change in value of warrant liabilities, $3.62 million of acquisition of royalty interests, $0.61 million change in value of Convertible Debentures, $2.72 million in deferred revenue, $1.30 million in other non-cash expense offset by a $0.22 million unrealized foreign exchange gain, $0.00 million revision of asset retirement obligation, $4.30 million increase in inventories, $0.35 million increase in trade and other receivables, $0.63 million increase in prepaid expenses and other assets,  $0.61 million decrease in accounts payable and accrued liabilities, and $0.35 million in cash paid for reclamation and remediation activities.
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
Net cash provided by financing activities totaled $21.61 million consisting primarily of $31.52 million proceeds from the issuance of stock using the Company’s ATM offering, cash received for Notes Receivable of $0.50 million, cash received from exercise of stock options of $0.76 million and cash received from exercise of warrants of $0.60 million, partially offset by $10.86 million to repay loans and borrowings and $0.91 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019.

	Payments Due by Period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Notes payable	$484	$484	$—	$—	$—
Operating lease obligations	1,207	366	694	147	—
Decommissioning liabilities (undiscounted)	41,750	46	1,856	7,619	32,229
Subtotal - payable in cash	43,441	896	2,550	7,766	32,229
Long-term obligations - principal payable in cash or common shares at Company discretion	16,382	16,382	—	—	—
Total contractual obligations	$59,823	$17,278	$2,550	$7,766	$32,229
In addition, the Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.49 million for the year ended December 31, 2020.
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
Significant estimates made by management include:
a.      Exploration Stage
SEC Industry Guide 7 defines a reserve as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” The classification of a reserve must be evidenced by a bankable feasibility study using the latest three-year price average. While the Company has established the existence of mineral resources and has successfully extracted and recovered saleable uranium from certain of these resources, the Company has not established proven or probable reserves, as defined under SEC Industry Guide 7, for these operations or any of its uranium projects. As a result, the Company is in the Exploration Stage as defined under Industry Guide 7. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects.
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
c.      Valuation of mining assets acquired
The costs of mining assets that are acquired in an asset purchase transaction are recorded as mineral interests on the date of purchase based on the consideration given up for the assets. If multiple assets are involved in a transaction, the consideration is allocated based on the relative fair values of the properties acquired.
d.      Depreciation of mining and recovery assets acquired
For mining and recovery assets actively extracting and recovering uranium we depreciate the acquisition costs of the mining and recovery assets on a straight-line basis over our estimated lives of the mining and recovery assets. The process of estimating the useful life of the mining and recovery assets requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of extraction and recovery, estimated commodity price forecasts and the timing of future expenditures, all of which are, by their very nature, subject to interpretation and uncertainty.
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
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8. All of the Company’s existing long-term contracts expired following the Company’s 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest income is earned in the United States dollars and is not subject to interest rate risk. The Company is exposed to an interest rate risk associated with the Convertible Debentures, which is based on the spot market price of U3O8. These Convertible Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 prior to the Convertible Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Convertible Debentures. In the event uranium prices realized by the Company exceed $54.99 per pound U3O8 as a result of implementation of the President’s Budget or any further recommendations of the Working Group, the interest rate on the Convertible Debentures could potentially increase, but the risk of any resulting increase in interest rates on the Convertible Debentures would be expected to be offset, at least in part, by other cash flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Convertible Debentures at various U3O8 price levels.

UxC U3O8 Weekly Indicator Price	Annual Interest Rate
Up to $54.99	8.5%
$55.00–$59.99	9%
$60.00–$64.99	9.5%
$65.00–$69.99	10%
$70.00–$74.99	10.5%
$75.00–$79.99	11%
$80.00–$84.99	11.5%
$85.00–$89.99	12%
$90.00–$94.99	12.5%
$95.00–$99.99	13%
$100 and above	13.5%
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in foreign currency, resulting in a low currency risk relative to our cash balances. Our Convertible Debentures are denominated in Canadian Dollars and, accordingly, are exposed to currency risk.
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2019 ($000):

Cash and cash equivalents	$658
Accounts payable and accrued liabilities	(503)
Loans and borrowings	(16,382)
Total	$(16,227)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as at December 31, 2019 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date ($000).

	Change for Sensitivity Analysis	Increase (Decrease) in Other Comprehensive Income
	+1% change in
Strengthening net earnings	U.S. dollar	$(211)
	-1% change in
Weakening net earnings	U.S. dollar	$211
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to large utilities. As at December 31, 2019, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Energy Fuels Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-12, Leases (Topic 842).
As discussed in Note 21 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 16, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Energy Fuels Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Energy Fuels Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
The Company’s risk assessment process did not adequately identify (1) risks of misstatement due to error or fraud related to its financial reporting processes and (2) risks related to the use of information technology (IT) systems as part of its financial reporting processes, and design adequate controls to address those risks.

•
As a consequence of the ineffective risk assessment process, the Company did not design, implement, and maintain effective control activities at the transaction level over significant accounts to mitigate the risk of material misstatement in its financial reporting processes.

•
The Company did not design and maintain effective general information technology controls (GITCs) over key IT systems. Specifically, the Company did not establish (1) effective user access controls to provide for an appropriate segregation of duties and to adequately restrict user and privileged access to appropriate financial and IT personnel and (2) program change management controls to provide reasonable assurance that all program changes were subject to appropriate approval before the deployment of the program changes into live production. As a result, automated process-level controls and manual controls that are dependent upon the information derived from these IT systems related to all processes were also determined to be ineffective.

•
The Company did not design and maintain effective controls over segregation of duties relating to general ledger entries and the accuracy of those entries. Further, the Company did not sufficiently monitor user access to certain IT systems to assess appropriate access or the effectiveness of journal entry review controls.

•	The Company did not design and maintain effective controls over the accuracy and presentation of the statement of cash flows.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado
March 16, 2020

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of U.S. dollars, except per share amounts)

	For the years ended December 31,
	2019	2018	2017
Revenues
Uranium concentrates	$66	$30,789	$24,467
Vanadium concentrates	2,237	—	—
Alternate feed materials processing and other	3,562	932	6,579
Total revenues	5,865	31,721	31,046
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	63	14,752	14,676
Costs and expenses applicable to vanadium concentrates	1,805	—	—
Costs and expenses applicable to alternate feed materials and other	2,079	—	4,729
Total costs and expenses applicable to revenues	3,947	14,752	19,405
Other operating costs
Impairment of inventories	14,351	4,579	3,305
Development, permitting and land holding	9,180	9,912	8,821
Standby costs	2,584	5,112	3,659
Abandonment of mineral properties	—	—	287
Impairment of assets held for sale	—	—	3,799
Accretion of asset retirement obligation	1,931	1,835	1,733
Selling costs	190	183	275
Intangible asset amortization	—	2,502	3,297
General and administration	14,263	14,158	14,923
Total operating loss	(40,581)	(21,312)	(28,458)

Interest expense	(1,491)	(1,722)	(2,101)
Other income (loss)	3,978	(2,328)	2,569
Net loss	(38,094)	(25,362)	(27,990)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(854)	1,554	(1,049)
Unrealized gain on available-for-sale assets	—	—	30
Other comprehensive income (loss)	(854)	1,554	(1,019)
Comprehensive loss	$(38,948)	$(23,808)	$(29,009)

Net loss attributable to:
Owners of the Company	$(37,978)	$(25,245)	$(27,766)
Non-controlling interests	(116)	(117)	(224)
	$(38,094)	$(25,362)	$(27,990)
Comprehensive loss attributable to:
Owners of the Company	$(38,832)	$(23,691)	$(28,785)
Non-controlling interests	(116)	(117)	(224)
	$(38,948)	$(23,808)	$(29,009)

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.39)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$12,810	$14,640
Marketable securities	4,838	27,061
Trade and other receivables, net	1,254	1,191
Inventories, net	22,808	16,550
Prepaid expenses and other assets	1,462	1,411
Total current assets	43,172	60,853
Inventories, net	1,149	1,772
Operating lease right of use asset	922	—
Investments accounted for at fair value	654	1,107
Property, plant and equipment, net	26,203	29,843
Mineral properties, net	83,539	83,539
Restricted cash	20,081	19,652
Total assets	$175,720	$196,766

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,438	$7,921
Current portion of operating lease liability	288	—
Current portion of warrant liabilities	—	662
Current portion of asset retirement obligation	46	270
Current portion of loans and borrowings	16,866	—
Total current liabilities	22,638	8,853
Warrant liabilities	2,791	5,621
Operating lease liability	758	—
Deferred revenue	—	2,724
Asset retirement obligation	18,926	18,834
Loans and borrowings	—	15,880
Total liabilities	45,113	51,912
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 100,735,889 at December 31, 2019 and 91,445,066 at December 31, 2018	493,958	469,303
Accumulated deficit	(370,036)	(332,058)
Accumulated other comprehensive income	2,989	3,843
Total shareholders' equity	126,911	141,088
Non-controlling interests	3,696	3,766
Total equity	130,607	144,854
Total liabilities and equity	$175,720	$196,766

Commitments and contingencies (Note 18)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2016	66,205,153	$412,334	$(281,521)	$3,308	$134,121	$3,742	$137,863
Net loss	—	—	(27,766)	—	(27,766)	(224)	(27,990)
Other comprehensive loss	—	—	—	(1,019)	(1,019)	—	(1,019)
Shares issued for cash by at-the-market offering	7,202,479	14,548	—	—	14,548	—	14,548
Shares issued for the vesting of restricted stock units	752,580	—	—	—	—	—	—
Share issuance cost	—	(394)	—	—	(394)	—	(394)
Share-based compensation	—	3,525	—	—	3,525	—	3,525
Shares issued for consulting services	206,612	370	—	—	370	—	370
Contributions attributable to non-controlling interest	—	—	—	—	—	365	365
Balance at December 31, 2017	74,366,824	$430,383	$(309,287)	$2,289	$123,385	$3,883	$127,268
Balance at January 1, 2018 as previously reported	74,366,824	430,383	(309,287)	2,289	123,385	3,883	127,268
Impact of change in accounting policy	—	—	2,474	—	2,474	—	2,474
Adjusted balance at January 1, 2018	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(25,245)	—	(25,245)	(117)	(25,362)
Other comprehensive income	—	—	—	1,554	1,554	—	1,554
Shares issued for cash by at-the-market offering	14,283,254	32,192	—	—	32,192	—	32,192
Share-based compensation	—	2,762	—	—	2,762	—	2,762
Shares issued for acquisition of royalties	1,102,840	3,739	—	—	3,739	—	3,739
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Share issuance cost	—	(922)	—	—	(922)	—	(922)
Shares issued for consulting services	247,485	569	—	—	569	—	569
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Shares issued for exercise of warrants	187,970	722	—	—	722	—	722
Shares issued for exercise of stock options	355,092	764	—	—	764	—	764
Shares issued for conversion of Convertible Debentures	2,409	8	—	—	8	—	8
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(37,978)	—	(37,978)	(116)	(38,094)
Other comprehensive loss	—	—	—	(854)	(854)	—	(854)
Shares issued for cash by at-the-market offering	8,043,365	20,141	—	—	20,141	—	20,141
Share-based compensation	—	3,771	—	—	3,771	—	3,771
Shares issued for acquisition of royalties	—	—	—	—	—	—	—
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Share issuance cost	—	(463)	—	—	(463)	—	(463)
Shares issued for consulting services	74,781	208	—	—	208	—	208

Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	—	—	—		—		—		—
Shares issued for exercise of warrants	1,450	5	—	—		5		—		5
Shares issued for exercise of stock options	54,805	146	—	—		146		—		146
Shares issued to settle liabilities	266,272	847	—	—		847		—		847
Contributions attributable to non-controlling interest	—	—	—	—		—		46		46
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	—	$126,911	—	$3,696	—	$130,607
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	For the years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net loss for the period	$(38,094)	$(25,362)	$(27,990)
Items not involving cash:
Depletion, depreciation and amortization	1,213	3,790	4,636
Share-based compensation	3,771	2,762	3,525
Change in value of Convertible Debentures	(291)	612	940
Change in value of warrant liabilities	(3,726)	3,470	(784)
Accretion of asset retirement obligation	1,931	1,835	1,733
Unrealized foreign exchange (gain) loss	78	(218)	(263)
Non-cash standby cost accrued	(1,421)	(662)	249
Impairment of inventories	14,351	4,579	3,305
Abandonment of mineral properties	—	—	287
Acquisition of royalty interests, net of share issuance costs	—	3,622	—
Impairment of mineral properties held for sale	—	—	3,799
Other non-cash expenses	2,314	1,303	1,909
Changes in assets and liabilities
(Increase) decrease in inventories	(18,534)	(4,299)	73
Increase in trade and other receivables	(63)	(346)	(39)
(Increase) decrease in prepaid expenses and other assets	12	(631)	290
Decrease in accounts payable and accrued liabilities	(3,195)	(613)	(1,410)
Changes in deferred revenue	(2,724)	2,724	135
Cash paid for reclamation and remediation activities	—	(350)	(735)
	(44,378)	(7,784)	(10,340)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	—	(107)	—
Purchases of marketable securities	—	(25,554)	—
Maturities and sales of marketable securities	22,575	2,554	—
Cash received from sale of Reno Creek	—	2,940	—
	22,575	(20,167)	—

FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	19,678	31,517	14,154
Proceeds from notes payable	801	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—
Cash received for notes receivable	—	500	—
Cash received from exercise of stock options	146	764	—
Cash received from exercise of warrants	5	601	—
Repayment of loans and borrowings	(317)	(10,855)	(4,095)
Cash received from non-controlling interest	46	—	365
	20,359	21,613	10,424
CHANGE IN CASH, AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(1,444)	(6,338)	84
Effect of exchange rate fluctuations on cash held in foreign currencies	43	(71)	541
Cash, cash equivalents and restricted cash - beginning of period	34,292	40,701	40,076
CASH, CASH EQUIVALENTS and RESTRICTED CASH- END OF PERIOD	$32,891	$34,292	$40,701
Non-cash investing and financing transactions:
Issuance of common shares to settle liabilities	$847	$—	$—
Issuance of common shares for consulting services	208	569	370

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$1,491	$1,722	$2,097
Warrant liability transferred to equity upon exercise	2	115	—
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2019
(Tabular amounts expressed in thousands of U.S. Dollars except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium along with uranium at certain of its Colorado Plateau properties, as market conditions warrant and from time to time from solutions in its tailings impoundment system.
The Company is an exploration stage mining company as defined by the United States (“U.S.”) Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) as it has not established the existence of proven or probable reserves on any of its properties.
Energy Fuels is engaged in conventional and In-situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States.
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
At December 31, 2019, other than evaluation work at the Company's Canyon Project, the conventional mining projects in the vicinity of the White Mesa Mill as well as Sheep Mountain are on standby, being evaluated for continued mining activities and/or in process of being permitted. The White Mesa Mill is in the process of completing its vanadium campaign and also processes third party uranium bearing mineralized materials from mining and recycling activities.
2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in thousands of U.S. dollars (“USD”) except per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The Company’s consolidated financial statements have been prepared in accordance with US GAAP. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future price of uranium and estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; marketable securities and derivative instruments; and share-based compensation expense. Actual results may differ significantly from these estimates.
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
Investments at fair value
The Company accounts for investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of ASC Topic 825 – Financial Instruments. The cost of such investments is measured at the fair value of the assets given up, shares issued or liabilities assumed at the date of acquisition plus costs directly attributable to the acquisition. Subsequent to initial recognition, they are measured at fair value and changes therein, are recognized in earnings. At December 31, 2019 and 2018, this includes the Company's 16.5% investment in Virginia Uranium, Inc.
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
Materials and other supplies held for use in the recovery of uranium and vanadium concentrates are added to the costs of inventories when consumed in the uranium extraction process.
Inventories are valued at the lower of average cost or net realizable value.
Property, plant and equipment
a.        Recognition and measurement
Property, plant and equipment are measured at cost less accumulated depreciation, and any accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, when it is replaced, and the cost of the replacement asset is expensed.
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
Where straight-line depreciation is utilized, the range of useful lives for various asset classes is generally as follows:

•	Buildings	15 years
•	Shop tools and equipment	3-5 years
•	Mining equipment	5 years
•	Office equipment	4-5 years
•	Furniture and fixtures	5-7 years
•	Light trucks and utility vehicles	5 years
The amortization method, residual values, and useful lives of property, plant and equipment are reviewed annually, and any change in estimate is applied prospectively.
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
Asset retirement obligations
The Company’s asset retirement obligations (“ARO”) relates to expected mine, wellfield, plant and mill reclamation and closure activities, as well as costs associated with reclamation of exploration drilling. The Company’s activities are subject to numerous governmental laws and regulations. Estimates of future reclamation liabilities for ARO are recognized in the period when such liabilities are incurred. These estimates are updated on a periodic basis and are subject to changing laws, regulatory requirements, changing technology and other factors which will be recognized when appropriate. Liabilities related to site restoration include long-term treatment and monitoring costs and incorporate total expected costs net of recoveries. Expenditures incurred to dismantle facilities, restore and monitor closed resource properties are charged against the related ARO.
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
Loans and borrowings

The Company's Convertible Debentures are recognized at fair value through the fair value option based on the closing price on the TSX and changes are recognized in earnings as a component of other income (expense). The Company’s interest-bearing loans and borrowings are measured at amortized cost using the effective interest method.
Warrant liabilities
The Company issued several tranches of warrants for various equity transactions in 2016. The Company accounts for its warrants issued in accordance with the US GAAP accounting guidance under FASB ASC Topic 815 Derivative and Hedging (“ASC 815”) which requires instruments within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. In accordance with ASC 815, the Company has classified the warrants as liabilities. The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net in the statements of operations. The Company estimates the fair value of these warrants using market prices, if available, or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on, and expected volatility of the price of the underlying common stock.
Revenue
a.        Sale of goods
Revenue from the sale of mineral concentrates is recognized when it is probable that the economic benefits will flow to the Company and delivery has occurred, title has transferred, the sales price and costs incurred with respect to the transaction can be measured reliably, and collectability is reasonably assured. For uranium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. For vanadium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable vanadium storage facility.
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
Share-based compensation
The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period in capital stock. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels’ stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with performance conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. Share-based compensation expense related to awards with only service conditions has a graded vesting schedule which are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while all other awards are recognized on a straight-line basis. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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
Recently Adopted Accounting Pronouncements
Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP.

The Company adopted the standard as amended effective January 1, 2019 using the modified retrospective transition approach. Upon adoption, the Company recognized right-of-use assets of $1.14 million and lease liabilities of $1.23 million at January 1, 2019. See Footnote 15 for further discussion.
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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, as amended by ASU 2019-04 and ASU 2019-10, which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. These amendments are effective for annual and interim periods in fiscal years beginning after December 15, 2019. Because we have historically experienced minimal bad debt expense related to our trade receivables, the adoption of this new standard will not have a material impact on our consolidated financial statements.
4.    MARKETABLE SECURITIES

The following tables summarize our marketable securities by significant investment categories as of December 31, 2019:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$4,171	$—	$37	$4,208
Marketable equity securities	824	(543)	349	630
Marketable securities	$4,995	$(543)	$386	$4,838

(1)	Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies, and tradeable certificates of deposits.

The following tables summarize our marketable securities by significant investment categories as of December 31, 2018:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$25,523	$(5)	$83	$25,601
Marketable equity securities	1,062	(549)	947	1,460
Marketable securities	$26,585	$(554)	$1,030	$27,061

(1)	Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies, and tradeable certificates of deposits.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$4,208
Due in 12 months to two years	—
$4,208
5.    RECEIVABLES

	December 31, 2019	December 31, 2018
Trade receivables - other	$911	$848
Notes receivable, net	343	343
	$1,254	$1,191
During the year ended December 31, 2014, the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. The note with principal totaling $0.50 million was collected during the year ended December 31, 2018. Alternatively, the note with a principal payment of $0.55 million due November 7, 2018 was not paid and the Company notified the issuing party (“Default Party”) of its default on November 9, 2018. This note carries a 3% annual interest payment plus default interest of 18% per annum, which continues to accrue. The Company has a reserve of $0.22 million as of December 31, 2019 (2018 - $0.22 million) against the collectability of this note.

The promissory note is secured by all issued and outstanding stock and all of the assets sold to the default party. The Company has demanded payment from the Default Party and is confident it will receive consideration at least in the amount currently recorded.

6.	INVENTORIES

	December 31, 2019	December 31, 2018
Concentrates and work-in-progress (1)	$20,893	$14,746
Inventory of ore in stockpiles	241	883
Raw materials and consumables	2,823	2,693
	$23,957	$18,322
Inventories - by duration
Current	$22,808	$16,550
Long term - raw materials and consumables	$1,149	$1,772
	$23,957	$18,322

(1)
For the year ended December 31, 2019, the Company recorded an impairment loss of $14.35 million in the statement of operations related to concentrates and work in progress inventories (December 31, 2018 - $4.58 million).

7.    INVESTMENTS ACCOUNTED FOR AT FAIR VALUE

Investments accounted for at fair value includes the Company’s 16.5% investment in Virginia Uranium, Inc. and were $0.65 million and $1.11 million at December 31, 2019 and 2018, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of plant and equipment:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(14,115)	$15,095	$29,210	$(12,021)	$17,189
Alta Mesa	13,626	(3,179)	10,447	13,656	(2,319)	11,337
Equipment and other	12,900	(12,239)	661	13,444	(12,127)	1,317
Property, plant and equipment total	$55,736	$(29,533)	$26,203	$56,310	$(26,467)	$29,843

The net book value for the Nichols Ranch Project includes the value beyond proven and probable reserves ascribed to the processing plant, the Nichols Ranch wellfields and the Jane Dough project upon acquisition.
For the year ended December 31, 2019, the Company recorded $2.09 million (December 31, 2018 - $2.05 million) of depreciation expense related to Nichols Ranch, which is included in the costs and expenses applicable to revenue in the statement of operations and comprehensive loss.
Acquisition of Royalties
On August 14, 2018, the Company issued 1.10 million shares for consideration of $3.74 million to acquire a 6% – 8% sliding-scale gross proceeds production royalty on its Nichols Ranch, Hank and Doughstick properties (Doughstick is a part of the Company’s Jane Dough Project expansion area) and extinguished the royalty. This royalty also applied to the nearby Niles Ranch, Willow Creek, and Verna Ann properties, which are important future uranium properties also owned by the Company. Acquisition of this royalty is expected to significantly decrease the Company’s cost of production at Nichols Ranch. As the Company does not have any reserves as defined by SEC Industry Guide 7, the Company has expensed this as development, permitting and land holding costs in the statement of operations and comprehensive loss.

The following is a summary of mineral properties:

	December 31, 2019	December 31, 2018
Mineral properties
Uranerz ISR properties (a)	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other (a)	1,287	1,287
Mineral properties total	$83,539	$83,539

a)
In the years ended December 31, 2019 and December 31, 2018, the Company renewed all mineral leases and therefore did not record abandonment expense in the statement of operations. In the year ended December 31, 2017, the Company did not renew certain mineral leases and recorded abandonment expense of $0.29 million.

9.	IMPAIRMENTS
Impairment of property, plant and equipment, mineral properties and mineral properties held for sale
The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. No impairment of property, plant and equipment, mineral properties and mineral properties held for sale recorded in the years ended December 31, 2019 and 2018.
In the year ended December 31, 2017, the Company entered into an agreement to sell certain non-core uranium properties. The Company re-classified these properties as held for sale and recorded an impairment of $3.80 million. The impaired properties are in the Reno Creek area. The impairment was based on the estimate of its fair value determined using the market approach less estimated selling costs.

10.	ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	December 31, 2019	December 31, 2018
Asset retirement obligation, beginning of period	$19,104	$18,280
Revision of estimate	(2,063)	(662)
Accretion of liabilities	1,931	1,835
Settlements	—	(349)
Asset retirement obligation, end of period	$18,972	$19,104
Asset retirement obligation:
Current	$46	$270
Non-current	18,926	18,834
Asset retirement obligation, end of period	$18,972	$19,104
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at December 31, 2019 is $41.75 million (2018 - $41.32 million).

The following table summarizes the Company’s restricted cash:

	December 31, 2019	December 31, 2018
Restricted cash, beginning of period	$19,652	$22,127
Refunds of collateral	—	(2,592)
Additional collateral posted	429	117
Restricted cash, end of period	$20,081	$19,652
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

	December 31, 2019	December 31, 2018
Current portion of loans and borrowings:
Convertible Debentures	$16,382	$—
Notes payable	484	—
Total current loans and borrowings	$16,866	$—
Long-term loans and borrowings:
Convertible Debentures	$—	$15,880
Total long-term loans and borrowings	$—	$15,880

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31, 2019		December 31, 2018
	Currency	Nominal Interest Rate	Year of Maturity	Face Value	Carrying Amount	Face Value	Carrying Amount
Convertible Debentures	CDN$	8.5%	2020	$16,061	$16,382	$15,298	$15,880
Notes payable	USD	4.0%	2020	801	484	—	—
				$16,862	$16,866	$15,298	$15,880

On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Convertible Debentures”) at a price of Cdn$1,000 per Convertible Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Convertible Debentures are convertible into common shares at the option of the holder. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Convertible Debentures, on the date it is payable under the indenture: (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Convertible Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).
On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Convertible Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Convertible Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that enables the Company, upon giving not less than 30 days’ notice to Debentureholders, to redeem the Convertible Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Convertible Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added to give the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Convertible Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In the three months ended June 30, 2017, Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right. No additional purchases are allowed under this right. In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
The Convertible Debentures accrue interest, payable semi-annually in arrears on June 30 and December 31 of each year at a fluctuating rate of not less than 8.5% and not more than 13.5%, indexed to the simple average spot price of uranium as reported on the UxC Weekly Indicator Price. The Convertible Debentures may be redeemed in whole or part, at par plus accrued interest and unpaid interest by the Company between June 30, 2019 and December 31, 2020 subject to certain terms and conditions, provided the volume weighted average trading price of the common shares of the Company on the TSX during the 20 consecutive trading days ending five days preceding the date on which the notice of redemption is given is not less than 125% of the conversion price.
Upon redemption or at maturity, the Company will repay the indebtedness represented by the Convertible Debentures by paying to the debenture trustee in Canadian dollars an amount equal to the aggregate principal amount of the outstanding Convertible Debentures which are to be redeemed or which have matured, as applicable, together with accrued and unpaid interest thereon.
Subject to any required regulatory approval and provided no event of default has occurred and is continuing, the Company has the option to satisfy its obligation to repay the Cdn$1,000 principal amount of the Convertible Debentures, in whole or in part, due at redemption or maturity, upon at least 40 days’ and not more than 60 days’ prior notice, by delivering that number of common shares obtained by dividing the Cdn$1,000 principal amount of the Convertible Debentures maturing or to be redeemed as applicable, by 95% of the volume-weighted average trading price of the common shares on the TSX during the 20 consecutive trading days ending five trading days preceding the date fixed for redemption or the maturity date, as the case may be.
The Convertible Debentures are classified as fair value through profit or loss where the Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2019, the Company recorded a gain on revaluation of Convertible Debentures of $0.29 million (December 31, 2018 – loss of $0.61 million) (December 31, 2017 - loss of $0.94 million).

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
Issued capital stock
The significant transactions relating to capital stock issued during 2019, 2018, and 2017 are:

a)
In the year ended December 31, 2019, the Company issued 8,043,365 Common Shares under the Company’s ATM offering for net proceeds of $19.68 million. In the year ended December 31, 2018, the Company issued 14,283,254 common shares under the Company’s ATM offering for net proceeds of $31.52 million. In the year ended December 31, 2017, the Company issued 7,202,479 common shares under the Company’s ATM for net proceeds of $14.15 million.

b)	On August 14, 2018, the Company issued 1.10 million shares with a value of $3.74 million to acquire a production royalty on its Nichols Ranch, Hank and Doughstick properties.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price $	Warrants Outstanding	Fair value at December 31, 2019
September 2016 (1)	September 20, 2021	2.45	4,166,030	$2,791

(1)
The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 20). Each warrant is exercisable until September 20, 2021 and entitles the holder thereof to acquire one common share upon exercise at an exercise price of $2.45 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.

On March 14, 2019, 2,328,925 warrants issued in March 2016 expired unexercised.

13.	BASIC AND DILUTED LOSS PER COMMON SHARE
The following is a reconciliation of weighted average shares outstanding for the years ended December 31, 2019, 2018, 2017, respectively:

	Years ended December 31,
	2019	2018	2017
Issued shares at beginning of period	91,445,066	74,366,824	66,205,153
Effect of share options exercised	45,040	115,330	—
Effect of shares issued for settlement of vesting of restricted share units	786,746	829,610	831,393
Effect of shares issued for exercise of share purchase warrants	1,057	44,185	—
Shares issued for consulting services	46,067	122,854	—
Effect of shares issued in asset acquisitions	—	419,986	—
Effect of shares issued for conversion of Convertible Debentures	—	323	—
Effect of shares issued to settle liabilities	141,525	—	—
Effect of shares issued in public offerings	3,199,866	7,576,288	3,822,561
Weighted average shares outstanding	95,665,367	83,475,400	70,859,107

Basic and diluted loss per share
The calculation of diluted earnings per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years ended December 31,
	2019	2018	2017
Net loss attributable to owners of the Company	$(37,978)	$(25,245)	$(27,766)
Basic and diluted weighted average shares outstanding	95,665,367	83,475,400	70,859,107
Net loss per share	$(0.40)	$(0.30)	$(0.39)
For the three years ended December 31, 2019, 2018 and 2017, 5.65 million, 8.23 million and 8.71 million options and warrants, respectively, and the potential conversion of the Convertible Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

14.	SHARE-BASED PAYMENTS
The Company, under the 2018 Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains a stock incentive plan for directors, executives, eligible employees and consultants. Stock incentive awards include employee stock options, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. At December 31, 2019, a total of 10,073,589 common shares were authorized for stock incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan may grant options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.30 million options granted in the year ended December 31, 2019 (December 31, 2018 – 0.42 million, December 31, 2017 - 0.74 million). At December 31, 2019, there were 1.49 million options outstanding with 1.26 million options exercisable, at a weighted average exercise price of $3.43 and $3.60 respectively, with a weighted average remaining contractual life of 2.99 years. The aggregate intrinsic value of the fully vested shares was $0.05 million.
The summary of the Company’s stock options at December 31, 2019, 2018 and 2017, respectively, and the changes for the fiscal periods ending on those dates are presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2016	$2.12 - $15.61	$5.69	2,045,143
Granted	1.77 - 2.35	2.34	738,893
Exercised	—	—	—
Forfeited	2.12 - 11.94	2.93	(316,289)
Expired	4.48 - 12.55	8.42	(438,900)
Balance, December 31, 2017	$1.77 - $15.61	$4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	3.94	(342,866)
Expired	6.97	6.97	(144,100)
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
As of December 31, 2019, the outstanding stock options denominated in Cdn$ were as follows:

	Options Outstanding				Options Exercisable
Exercise price	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$5.00 to $9.99	73,650	$5.85	0.07	$—	73,650	$5.85	0.07	$—
	73,650			$—	73,650			$—

As of December 31, 2019, the outstanding stock options denominated in USD$ were as follows:

	Options Outstanding				Options Exercisable
Exercise price	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$0.00 to $4.99	1,228,656	$2.81	3.34	$52	1,005,275	$2.88	3.14	$35
$5.00 to $9.99	158,862	$6.00	2.13	—	158,862	6.00	2.13	—
$10.00 to $14.99	13,515	$12.59	1.27	—	13,515	12.59	1.27	—
$15.00 to $19.99	12,750	$15.61	1.03	—	12,750	$15.61	1.03	—
	1,413,783			$52	1,190,402			$35
In the year ended December 31, 2019, the Company issued 54,805 shares upon exercise of stock options at an average exercise price of $2.27 for proceeds of $0.07 million. These options had an intrinsic value of $0.05 million.

In the year ended December 31, 2018, the Company issued 355,092 shares upon exercise of stock options at an average exercise price of $2.15 for proceeds of $0.76 million. These options had an intrinsic value of $0.41 million.
In the year ended December 31, 2017, no shares were issued due to the exercise of stock options.
The share-based compensation recorded during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years ended December 31,
	2019	2018	2017
Share-based compensation (1)(2)	$3,771	$2,762	$3,525

(1)
The fair value of the options granted under the Compensation Plan for the years ended December 31, 2019, 2018 and 2017 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years ended December 31,
	2019	2018	2017
Risk-free interest rate	2.62%	2.84%	1.93%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	59.38%*	59.00%*	63.0%*
Expected dividend yield	0%	0%	0%
Weighted average expected life of option	5.00	5.00	5.00
Weighted average grant date fair value	$1.54	$0.96	$1.20
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

(2)	The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2019, 2018 and 2017, was estimated at the date of grant, using the stated market price.
A summary of the status and activity of non-vested stock options at December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2016	227,178	$1.48
Granted	738,893	1.18
Vested	(486,386)	1.30
Forfeited	(114,505)	1.22
Non-vested December 31, 2017	365,180	$1.20
Granted	442,956	0.96
Vested	(448,662)	1.10
Forfeited	(62,430)	0.96
Non-vested December 31, 2018	297,044	$1.06
Granted	296,450	1.54
Vested	(356,626)	1.27
Forfeited	(13,487)	1.59
Non-vested December 31, 2019	223,381	$1.32

Restricted Stock Units
The Company grants RSUs to executives, non-executive directors and eligible employees. Awards are determined as a target percentage of base salary and vest over periods of three years. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit for no additional payment. During the year ended December 31, 2019, the Company’s Board of Directors approved the issuance of 0.73 million RSUs under the Compensation Plan (2018 – 1.19 million, 2017 - 1.39 million).
A summary of the status and activity of non-vested RSUs at December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2016	1,330,469	$2.37
Granted	1,390,705	2.09
Vested	(752,580)	2.35
Forfeited	(59,118)	2.29
Non-vested December 31, 2017	1,909,477	$2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	(34,296)	2.00
Non-vested December 31, 2018	1,580,187	$1.99
Granted	731,435	2.91
Vested	(862,378)	2.00
Forfeited	(133,708)	2.40
Non-vested December 31, 2019	1,315,536	$2.45
The total fair value of RSUs that vested and were settled for equity in the year ended December 31, 2019 was $2.51 million (2018 - $1.49 million, 2017 - $1.69 million).
Stock Appreciation Rights
During the year ended December 31, 2019, the Company’s Board of Directors issued 2.20 million SARs under the Compensation Plan (2018 and 2017 - nil) with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are purely performance based, because they only vest upon the achievement of aggressive performance goals designed to significantly increase shareholder value.
Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the volume weighted average price (“VWAP”) of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90 calendar-day period; as to an additional one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
At December 31, 2019, there was $0.04 million, $0.88 million and $1.38 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

15.	LEASES

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

The Company adopted the new standard using the modified retrospective approach with a cumulative effect adjustment on January 1, 2019. Prior comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods (ASC 840). The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry-forward historical lease classifications. The Company also elected the practical expedient to not separate lease components from non-lease components for all asset classes, and we elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year.

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

Total lease cost includes the following components:

Year ended December 31,
2019
Operating leases	$381
Short-term leases	297
Sublease income	(56)
Total Lease Expense	$622

The weighted average remaining lease term and weighted average discount rate were as follows:

Year ended December 31,
2019
Weighted average remaining lease term of operating leases	3.3 years
Weighted average discount rate of operating leases	9.0%

Supplemental cash flow information related to leases was as follows:

Year ended December 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$333

Future minimum payments of operating lease liabilities as of December 31, 2019 are as follows:

Years ending December 31:
2020	$368
2021	343
2022	350
2023	147
2024	—
Thereafter	—
Total Lease Payments	$1,208
Less: Interest	(162)
Present Value of Lease Liabilities	$1,046

16.	INCOME TAXES
A reconciliation of income tax expense and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

	Years ended December 31,
	2019	2018	2017
Loss before income taxes	$(38,094)	$(25,362)	$(27,990)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	(10,095)	(6,721)	(7,400)
Share-based compensation	985	623	934
Other non-deductible/non-taxable items	(376)	597	(1,303)
Foreign tax rate differences	—	—	—
Unrecognized deferred tax assets	9,486	5,501	7,769
Income tax expense	$—	$—	$—

The components of the net deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
Current deferred tax assets
Inventories	$5,405	$1,812
Short-term investments	209	209
Total current deferred tax assets	5,614	2,021
Non-current deferred tax assets
Operating loss carry forwards	88,156	80,290
Capital loss carry forwards	852	14,903
Deferred revenue and other	2,719	3,622
Mineral properties and deferred costs	27,541	28,317
Asset retirement obligations	5,028	5,062
Intangibles and other	—	—
Property, plant and equipment	1,644	1,549
Total non-current deferred tax assets	125,940	133,743
Subtotal deferred tax asset	131,554	135,764
Less: valuation allowance	(131,554)	(135,764)
Net deferred tax asset	$—	$—
At December 31, 2019, and 2018, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions (a)	Deductions (b)	End of Period
2019	$135,764	$11,459	$(15,669)	$131,554
2018	$130,095	$7,469	$(1,800)	$135,764

a)
The additions to the valuation allowance result from additional losses incurred and increases to other tax assets such as mineral property and property, plant and equipment. Management does not feel these additions meet the more-likely-than-no criterion for recognition.

b)	The reductions to the valuation allowance result primarily from the decreases to other tax assets such as inventories, short-term investments and deferred revenue.
The following table summarizes the Company's capital losses and net operating losses as of December 31, 2019 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$40,085	2027 - 2037
Canada	Allowable capital losses	3,215	None
Canada	Investment tax credits	1,185	2023-2027
United States	Pre-2018 net operating losses	268,395	2026-2037
United States	Post-2017 net operating losses	24,186	None
Utilization of the United States loss carry forwards will be limited in any year as a result of previous changes in ownership. For the Energy Fuels Holding Corporation and Subsidiaries consolidated group, management estimates that approximately $75 million in net operating losses will expire unutilized as a result of these limitations.

In addition, as a result of the Tax Cuts and Jobs Act, United States net operating loss carryforwards generated after December 31, 2017, are limited to usage at 80% of taxable income and will be permitted to be carried forward indefinitely.
Utilization of the Canadian loss carry forwards will be subject to the Acquisition of Control Rules in any year as a result of previous changes in ownership.

17.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of revenues are as follows:
The Company had four major customers to which its sales for the year were as follows: 2019 - $2.72 million; $0.77 million; $0.75 million, $0.74 million; (2018 (three major customers) - $24.52 million; $5.03 million; $1.24 million); (2017 (three major customers) - $13.08 million; $6.99 million; $4.40 million).
The Company’s revenues by country of customer for the current year were as follows: 2019 - $5.80 million - U.S.; $0.07 million - Other; (2018 - $25.76 million - U.S.; $5.03 million - Other) (2017 - $20.07 million - U.S.; $4.40 million - Other).
The Company did not have any deferred revenue at December 31, 2019. As of December 31, 2018, $2.72 million relates to proceeds received on toll materials in advance of required activity.
The components of other income (loss) are as follows:

	Years ended December 31,
	2019	2018	2017
Interest income	$482	$336	$161
Change in value of investments accounted for at fair value	(153)	769	509
Change in value of warrant liabilities	3,726	(3,469)	784
Change in value of Convertible Debentures	291	(612)	(940)
Gain on assets held for sale	—	341	—
Foreign exchange loss	(46)	—	—
Sale of surplus assets	—	293	1,913
Other	(322)	14	142
Other income (loss)	$3,978	$(2,328)	$2,569
The components of accounts payable and accrued liabilities are as follows:

	December 31, 2019	December 31, 2018
Accounts payable	$2,033	$1,881
Payroll liabilities	1,588	1,928
Other accrued liabilities	1,817	4,112
Accounts payable and accrued liabilities	$5,438	$7,921

18.	COMMITMENTS AND CONTINGENCIES
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
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the White Mesa Mill’s license for another ten years, and Groundwater Discharge Permit for another five years, after which renewal periods further applications for renewal for the license and permit will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing license and permit until such time as the renewed license or permit is issued. In March 2018, the Grant Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (the “Petitioners”) served Petitions for Review challenging UDEQ’s renewal of the license and permit. Petitioners subsequently filed with UDEQ Requests for Appointment of an Administrative Law Judge, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company has met with representatives from all parties in order to determine whether pending administrative proceedings can be settled. Discussions are ongoing. The Company does not consider these challenges to have any merit. If such challenges are heard by the agency and are successful, the likely outcome would be a requirement to modify the renewed license and/or permit. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.
Canyon Project
In March 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the Ninth Circuit Court of Appeals and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc. The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision. The one exception relates to Plaintiffs’ fourth claim, which was dismissed by the District Court for lack of standing. The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiffs have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim. On September 11, 2019, the Canyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Canyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment. The parties now await the Court’s determination. If the Canyon Plaintiffs are successful on their fourth claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.
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
Daneros Mine
On February 23, 2018, the BLM issued the EA, Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Appellants”) filed a Notice of Appeal to the IBLA regarding the BLM’s Decision Record and FONSI and challenging the underlying EA, and the Company was subsequently permitted to intervene. This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Mineral property commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually and annual renewal costs are expected to total $1.49 million for the year ended December 31, 2020.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2019, the Company has $20.08 million posted against an undiscounted ARO of $41.75 million (December 31, 2018 - $19.65 million posted against an undiscounted ARO of $41.32 million).
Commitments
The Company is contractually obligated under a non-material Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

19.	UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION
The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2019, and December 31, 2018.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited) (in thousands, except share and per share amounts)
Total revenues	$1,670	$3,071	$423	$701
Gross loss	$(422)	$(4,521)	$(1,923)	$(5,567)

Net loss	$(12,134)	$(9,314)	$(6,939)	$(9,707)
Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.07)	$(0.10)

Net loss attributable to owners of the Company	$(12,127)	$(9,312)	$(6,840)	$(9,699)
Basic and diluted net loss attributable to owners of the Company per share	(0.13)	(0.10)	(0.07)	(0.10)

Basic and diluted weighted average shares outstanding	92,152,844	93,920,953	96,840,539	99,668,611

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited) (in thousands, except share and per share amounts)
Total revenues	$1,254	$26,973	$451	$3,043
Gross profit (loss)	$(994)	$14,964	$(263)	$(1,317)

Net income (loss)	$(10,829)	$7,144	$(13,897)	$(7,780)
Basic net income (loss) per share	$(0.14)	$0.09	$(0.16)	$(0.09)
Diluted net income (loss) per share	$(0.14)	$0.08	$(0.16)	$(0.09)

Net income (loss) attributable to owners of the Company	$(10,822)	$7,149	$(13,812)	$(7,760)
Basic net income (loss) attributable to owners of the Company per share	(0.14)	0.09	(0.16)	(0.09)
Diluted net income (loss) attributable to owners of the Company per share	(0.14)	0.08	(0.16)	(0.09)

Basic weighted average shares outstanding	75,209,456	77,513,180	87,197,294	91,105,260
Diluted weighted average shares outstanding	75,209,456	86,534,484	87,197,294	91,105,260

20.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as at December 31, 2019. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the Company’s Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in other income (expense). The Company’s investments in marketable equity securities which are exchange traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments are marketable debt securities which are exchange traded and are valued using quoted prices of a pricing service and such are classified within Level 2 of the fair value hierarchy. The Company’s warrants are classified as liabilities.  The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), in the statements of operations. The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy using quoted market prices in active markets.
The warrants issued in March 2016 are classified as Level 3 under the fair value hierarchy as they are valued with Level 3 (Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability) inputs and the Black-Scholes option model.
As at December 31, 2019 and 2018, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

December 31, 2019	Level 1	Level 2	Level 3	Total
Investments at fair value	$654	$—	$—	$654
Marketable equity securities	630	—	—	630
Marketable debt securities	—	4,208	—	4,208
Warrant liabilities (Note 12)	(2,791)	—	—	(2,791)
Convertible Debentures (Note 11)	(16,866)	—	—	(16,866)
	$(18,373)	$4,208	$—	$(14,165)

December 31, 2018	Level 1	Level 2	Level 3	Total
Investments at fair value	$1,107	$—	$—	$1,107
Marketable equity securities	1,460	—	—	1,460
Marketable debt securities	—	25,601	—	25,601
Warrant liabilities (Note 12)	(5,621)	—	(662)	(6,283)
Convertible Debentures (Note 11)	(15,880)	—	—	(15,880)
	$(18,934)	$25,601	$(662)	$6,005

The following table presents the activity for those items measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2019:

Level 3 Warrant Liabilities
Fair Value at December 31, 2018	$662
Fair value of warrants exercised	—
Change in fair value (1)	(662)
Fair Value at December 31, 2019	$—

(1)	The gain (loss) recognized in included in Other Income (Expense) on the Consolidated Statement of Operations.

There were no transfers into or out of Level 3 during the year ended December 31, 2019.

21.	REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

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

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. There was no impact to revenues for the year ended December 31, 2018 as we did not receive any alternate feed material which would have been classified as deferred revenue in the period.

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

As of December 31, 2018, the Company had one customer contract with material performance obligations remaining. The Company's had not delivered material from its toll processing activities to the customer. The material was delivered in the first half of 2019 and the Company recognized $2.74 million.

The Company’s existing long-term contracts expired following the Company’s 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies.

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

United Nuclear contributed $0.05 million, nil and $0.36 million to the expenses of the Arkose Joint Venture based on the approved budget for the years ended December 31, 2019, 2018 and 2017.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) in June 2016 through the issuance of 4,551,284 common shares of the Company to the direction of the Sellers (of which 4,303,032 common shares of the Company are currently held by the Sellers). In connection with the Purchase Agreement, one of the Acquired Companies, Leoncito Project, L.L.C. entered into an Amended and Restated Uranium Testing Permit and Lease Option Agreement with Mesteña Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd and Mesteña Proven, Ltd. (collectively the “Grantors”), which required Leoncito Project, L.L.C., to make a payment in the amount of $0.60 million to the Grantors in June 2019 (of which up to 50% may be paid in common shares of the Company at the Company’s election). As of December 31, 2019, the Company paid the Grantors $0.30 million in cash and $0.30 million in common stock, representing 97,786 shares. The Grantors are managed by Mesteña LLC.

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the year ended December 31, 2019. Pursuant to the Purchase Agreement, surface use payments from June 2016 through December 31, 2018 were deferred until June 2019 at which time the Company made a payment totaling $1.03 million consisting of $0.51 million in cash and $0.51 million in common stock, representing 168,486 shares, to settle this obligation. The Company will now make surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.36 million as of December 31, 2019.
23.    SUBSEQUENT EVENTS
Issuance of stock options and RSUs
On January 23, 2020, the Company granted 0.57 million stock options with an exercise price of $1.76 per share and 0.74 million RSUs to its employees, directors and consultants. The options carry a five-year life and vest as follows: 50% immediately; 25% on January 23, 2021; 25% on January 23, 2022. The RSUs vest as follows: 50% on January 27, 2021; 25% on January 27, 2022; and 25% on January 27, 2023.
ATM issuance
Sale of shares in the Company's ‘At-the-Market’ program.
From January 1, 2020 through March 13, 2020, the Company issued 2.39 million common shares at an average price of $1.69 for net proceeds of $3.96 million using the ATM.

Public offering

On February 20, 2020, the Company completed a bought deal public offering of 11.30 million common shares at a price of $1.47. The Company received net proceeds, after commissions and fees, of $15.07 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
Based on this evaluation, the CEO and the CFO have concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management has employed a framework consistent with Exchange Act Rule 13a-15(c) to evaluate the Company’s internal control over financial reporting described below. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on this evaluation of the Company’s internal control over financial reporting, the CEO and the CFO have concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to the material weaknesses described below.
The Company’s risk assessment process did not adequately identify (1) risks of misstatement due to error or fraud related to its financial reporting processes and (2) risks related to the use of information technology (IT) systems as part of its financial reporting processes, and design adequate controls to address those risks.
As a consequence of the ineffective risk assessment process, the Company did not design, implement, and maintain effective control activities at the transaction level over significant accounts to mitigate the risk of material misstatement in its financial reporting processes.

The following deficiencies in control activities were identified:
The Company did not design and maintain effective general information technology controls (GITCs) over key IT systems. Specifically, the Company did not establish (1) effective user access controls to provide for an appropriate segregation of duties and to adequately restrict user and privileged access to appropriate financial and IT personnel and (2) program change management controls to provide reasonable assurance that all program changes were subject to appropriate approval before the deployment of the program changes into live production. As a result, automated process-level controls and manual controls that are dependent upon the information derived from these IT systems related to all processes were also determined to be ineffective.
The Company did not design and maintain effective controls over segregation of duties relating to general ledger entries and the accuracy of those entries. Further, the Company did not sufficiently monitor user access to certain IT systems to assess appropriate access or the effectiveness of journal entry review controls.
The Company did not design and maintain effective controls over the accuracy and presentation of the statement of cash flows.
These control deficiencies, which existed in prior periods but were identified in the current year, resulted in no material misstatements in the Company’s consolidated financial statements as of and for the year ended December 31, 2019. However, these control deficiencies create a reasonable possibility that a material misstatement to the Company’s consolidated financial statements will not be prevented or detected on a timely basis, and therefore management concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has expressed an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. KPMG LLP’s report appears on page 139.
Management’s Remediation Plan
Management has been actively engaged in developing a remediation plan to address the above material weaknesses. The remediation efforts include (i) the Company will implement and maintain improvements to its risk assessment process designed to provide reasonable assurance that risks of misstatement due to error or fraud related to its financial reporting processes are adequately identified; (ii) the Company will design, implement, and maintain effective control activities at the transaction level over significant accounts to mitigate the risks of material misstatement in its financial reporting processes; (iii) the Company will implement and maintain adequate controls designed to address risks related to the use of IT systems as part of its financial reporting processes, including controls to address user access and program change management; (iv) the Company will implement and maintain controls designed to provide reasonable assurance that segregation of duties are adequately addressed in its financial reporting processes, including controls over its general ledger entries and the accuracy of those entries; and (v) the Company will implement and maintain controls designed to address the accuracy and presentation of the statement of cash flows. Management has developed a detailed plan and timetable for the implementation of the forgoing remediation efforts, many of which have been initiated prior to the filing date of this Form 10-K, and will monitor the implementation. Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.
Changes in Internal Control over Financial Reporting
The senior executive officers, including the Company’s CEO and CFO, have evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of implementing changes in the Company’s internal control over financial reporting, as described above. Except for the changes in response to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements

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

4.2	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (5)

4.3	Warrant Indenture between Energy Fuels Inc. and CST Trust Company providing for the issue of common share purchase warrants dated March 14, 2016 (6)

4.4	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (7)

4.5	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (8)

4.6	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (9)

10.2	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (10)

10.3	Energy Fuels Inc. 2015 Omnibus Equity Incentive Compensation Plan dated January 28, 2015 (11)

10.4	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company (Canada), dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (12)

10.5	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (13)

10.6	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (14)

10.7	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019 (15)

10.8	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019 (16)

10.9	Employment Agreement by and between Energy Fuels Inc. and W. Paul Goranson dated March 28, 2019 (17)

Exhibit No.	Document Description

10.10	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019

10.11	Controlled Equity Offering Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (18)

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Roscoe Postle Associates Inc.

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas H. Underhill

23.5	Consent of Thomas C. Pool

23.6	Consent of Robert Michaud

23.7	Consent of Stuart E. Collins

23.8	Consent of Mark B. Mathisen

23.9	Consent of Harold R. Roberts

23.10	Consent of David A. Ross

23.11	Consent of Peters Geosciences

23.12	Consent of Douglas C. Peters

23.13	Consent of BRS Inc.

23.14	Consent of Douglas L. Beahm

23.15	Consent of W. Paul Goranson

23.16	Consent of Daniel Kapostasy

23.17	Consent of Allan Moran

23.18	Consent of Frank A. Daviess

Exhibit No.	Document Description
23.19	Consent of SRK Consulting (U.S.) Inc.

23.20	Consent of Christopher Moreton

23.21	Consent of Valerie Wilson

23.22	Consent of Jeffrey Woods

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.

(4)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2016.

(5)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.

(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.

(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.

(8)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.

(9)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.

(10)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.

(11)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form S-8 filed on June 24, 2015.

(12)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on June 1, 2018.

(13)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.

(14)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.

(15)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.

(16)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.

(17)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.

(18)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 16, 2020

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 16, 2020

Per:	/s/ David C. Frydenlund
David C. Frydenlund, Chief Financial Officer
(Principal Financial Officer)
Date: March 16, 2020

Per:	/s/ Matthew J. Tarnowski
Matthew J. Tarnowski, Chief Accounting Officer & Controller
Date: March 16, 2020

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 16, 2020

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: March 16, 2020

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: March 16, 2020

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 16, 2020

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: March 16, 2020

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: March 16, 2020

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: March 16, 2020