Form 10-Q
period 2020-03-31
ENERGY FUELS INC
filed 2020-05-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of May 1, 2020, the registrant had 117,524,014 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2020

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
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “is likely,” “budget,” “scheduled," "forecasts,” "intends,” “anticipates” or “does not anticipate,” "continues," “plans,” “estimates,” or “believes,” and similar expressions or variations of such words and phrases or statements stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the activities proposed in the President’s Budget for fiscal year 2021, including the establishment of a Uranium Reserve for the United States, and risks related to any additional recommendations of the United States Nuclear Fuel Working Group not benefiting the Company in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

•	risks associated with any additional recommendations of the U.S. Nuclear Fuel Working Group not benefiting the Company in any material way;

•	geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;

•	risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;

•	risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of the White Mesa Mill in Utah;

•	risks associated with labor costs, labor disturbances, and unavailability of skilled labor;

•	risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company’s production processes;

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

•	risks related to the Company’s ability to recover copper from our Canyon uranium project ores;

•	risks related to securities regulations;

•	risks related to stock price and volume volatility;

•	risks related to the Company's ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;

•	risks related to the Company's ability to maintain our inclusion in various stock indices;

•	risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;

•	risks related to the Company's lack of dividends;

•	risks related to recent market events;

•	risks related to the Company's issuance of additional common shares under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;

•	risks related to acquisition and integration issues;

•	risks related to defects in title to the Company's mineral properties;

•	risks related to the Company's outstanding debt;

•	risks related to the Company's securities; and

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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	March 31,
	2020	2019
Revenues
Vanadium concentrates	$—	$1,168
Alternate feed materials processing and other	393	502
Total revenues	393	1,670
Costs and expenses applicable to revenues
Costs and expenses applicable to vanadium concentrates	—	532
Costs and expenses applicable to alternate feed materials and other	—	384
Total costs and expenses applicable to revenues	—	916
Other operating costs
Impairment of inventories	1,078	1,176
Development, permitting and land holding	677	4,342
Standby costs	1,924	1,084
Accretion of asset retirement obligation	478	513
Selling costs	12	10
General and administration	4,030	3,751
Total operating loss	(7,806)	(10,122)

Interest expense	(350)	(329)
Other income (loss)	2,492	(1,683)
Net loss	(5,664)	(12,134)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	152	(136)
Other comprehensive income (loss)	152	(136)
Comprehensive loss	$(5,512)	$(12,270)

Net loss attributable to:
Owners of the Company	$(5,657)	$(12,127)
Non-controlling interests	(7)	(7)
	$(5,664)	$(12,134)
Comprehensive loss attributable to:
Owners of the Company	$(5,505)	$(12,263)
Non-controlling interests	(7)	(7)
	$(5,512)	$(12,270)

Basic and diluted loss per share	$(0.05)	$(0.13)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$23,537	$12,810
Marketable securities	2,432	4,838
Trade and other receivables, net	1,217	1,254
Inventories, net	24,361	22,808
Prepaid expenses and other assets	1,957	1,462
Total current assets	53,504	43,172
Inventories, net	1,149	1,149
Operating lease right of use asset	849	922
Investments accounted for at fair value	366	654
Property, plant and equipment, net	25,395	26,203
Mineral properties, net	83,539	83,539
Restricted cash	20,126	20,081
Total assets	$184,928	$175,720

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,282	$5,438
Current portion of operating lease liability	277	288
Current portion of asset retirement obligation	46	46
Current portion of loans and borrowings	14,800	16,866
Total current liabilities	18,405	22,638
Warrant liabilities	1,468	2,791
Operating lease liability	689	758
Asset retirement obligation	19,404	18,926
Total liabilities	39,966	45,113
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 114,945,157 at March 31, 2020 and 100,735,889 at December 31, 2019	513,692	493,958
Accumulated deficit	(375,693)	(370,036)
Accumulated other comprehensive income	3,141	2,989
Total shareholders' equity	141,140	126,911
Non-controlling interests	3,822	3,696
Total equity	144,962	130,607
Total liabilities and equity	$184,928	$175,720

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited)(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(5,657)	—	(5,657)	(7)	(5,664)
Other comprehensive loss	—	—	—	152	152	—	152
Shares issued for cash by public offering	13,688,815	20,658	—	—	20,658	—	20,658
Share issuance cost	—	(1,563)	—	—	(1,563)	—	(1,563)
Share-based compensation	—	997	—	—	997	—	997
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	30,000	57	—	—	57	—	57
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by public offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)(Expressed in thousands of U.S. dollars)

	Three months ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss for the period	$(5,664)	$(12,134)
Items not involving cash:
Depletion, depreciation and amortization	299	314
Share-based compensation	997	1,121
Change in value of Convertible Debentures	(465)	1,436
Change in value of warrant liabilities	(1,146)	732
Accretion of asset retirement obligation	478	513
Unrealized foreign exchange loss	394	500
Impairment of inventories	1,078	1,176
Other non-cash expenses	795	90
Changes in assets and liabilities
Increase in inventories	(2,122)	(3,252)
Decrease in trade and other receivables	37	329
(Increase) decrease in prepaid expenses and other assets	(495)	154
Decrease in accounts payable and accrued liabilities	(2,510)	(2,031)
Changes in deferred revenue	—	(501)
	(8,324)	(11,553)
INVESTING ACTIVITIES
Maturities and sales of marketable securities	2,200	9,950
	2,200	9,950
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	19,095	2,409
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(415)	—
Repayment of loans and borrowings	(241)	—
Cash received from exercise of stock options	—	102
Cash received from non-controlling interest	133	—
	18,572	2,511
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	12,448	908
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,676)	(208)
Cash, cash equivalents and restricted cash - beginning of period	32,891	34,292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$43,663	$34,992
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$22	$—
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2019. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.
Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

3.	MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of March 31, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$1,993	$—	$20	$2,013
Marketable equity securities	824	(587)	182	419
Marketable securities	$2,817	$(587)	$202	$2,432
(1) Marketable debt securities are comprised primarily of U.S. government notes, and also include U.S. government agencies and tradeable certificates of deposits.

The following table summarizes our marketable securities by significant investment categories as of December 31, 2019:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities (1)	$4,171	$—	$37	$4,208
Marketable equity securities	824	(543)	349	630
Marketable securities	$4,995	$(543)	$386	$4,838
(1) Marketable debt securities are comprised primarily of U.S. government notes, and also include U.S. government agencies, and tradeable certificates of deposits.
During the three months ended March 31, 2020 and 2019, we did not recognize any other-than-temporary impairment losses.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$2,013
Due in 12 months to two years	—
Due in greater than two years	—
$2,013

4.	INVENTORIES

	March 31, 2020	December 31, 2019
Concentrates and work-in-progress(1)	$22,399	$20,893
Inventory of ore in stockpiles	241	241
Raw materials and consumables	2,870	2,823
	$25,510	$23,957
Inventories - by duration
Current	$24,361	$22,808
Long term - raw materials and consumables	1,149	1,149
	$25,510	$23,957
(1) For the three months ended March 31, 2020, the Company recorded an impairment loss of $1.08 million in the statement of operations related to concentrates and work in progress inventories (March 31, 2019 - $1.18 million).

5.	PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(14,624)	$14,586	$29,210	$(14,115)	$15,095
Alta Mesa	13,626	(3,406)	10,220	13,626	(3,179)	10,447
Equipment and other	12,900	(12,311)	589	12,900	(12,239)	661
Property, plant and equipment total	$55,736	$(30,341)	$25,395	$55,736	$(29,533)	$26,203

The following is a summary of mineral properties:

	March 31, 2020	December 31, 2019
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2020	December 31, 2019
Asset retirement obligation, beginning of period	$18,972	$19,104
Revision of estimate	—	(2,063)
Accretion of liabilities	478	1,931
Asset retirement obligation, end of period	$19,450	$18,972
Asset retirement obligation:
Current	$46	$46
Non-current	19,404	18,926
Asset retirement obligation, end of period	$19,450	$18,972
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at March 31, 2020 is $41.75 million (December 31, 2019 - $41.75 million).
The following table summarizes the Company’s restricted cash:

	March 31, 2020	December 31, 2019
Restricted cash, beginning of period	$20,081	$19,652
Additional collateral posted	45	429
Restricted cash, end of period	$20,126	$20,081
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
Cash, cash equivalents and restricted cash are included in the following accounts at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2018
Cash and cash equivalents	$23,537	$12,810
Restricted cash included in other long-term assets	20,126	20,081
Total cash, cash equivalents and restricted cash	$43,663	$32,891
7.    LOANS AND BORROWINGS

The Company’s interest-bearing loans and borrowings, which are recorded at amortized cost, and the Company’s Convertible Debentures, which are recorded at fair value, are as follows.

	March 31, 2020	December 31, 2019
Current portion of loans and borrowings:
Convertible Debentures	$14,557	$16,382
Notes payable	243	484
Total current loans and borrowings	$14,800	$16,866
On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Convertible Debentures”) at a price of Cdn$1,000 per Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Convertible Debentures are convertible into Common Shares at the option of the holder. Interest is paid in cash and in addition, unless an event of default has occurred and is continuing, the Company may elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Convertible Debentures, on the date it is payable under the indenture: (i) in cash; (ii) by delivering sufficient common shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Convertible Debentures will be entitled to receive a cash payment equal to the proceeds of the sale of such common shares; or (iii) any combination of (i) and (ii).
On August 4, 2016, the Company, by a vote of the Debentureholders, extended the maturity date of the Convertible Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Convertible Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days' notice to Debentureholders, to redeem the Convertible Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Convertible Debentures up to but excluding the redemption date. A right (in favor of each Debentureholder) was also added which gave the Debentureholders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Convertible Debentures held by the Debentureholders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In the three months ended June 30, 2017, Debentureholders elected to redeem Cdn$1.13 million ($0.87 million) under this right. No additional purchases are allowed under this right. In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
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
The Convertible Debentures are classified as fair value through profit or loss where the Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three months ended March 31, 2020, the Company recorded a gain on revaluation of Convertible Debentures of $0.47 million (March 31, 2019 – loss of $1.44 million).

8.	LEASES
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
Total lease cost includes the following components:

	Three months ended March 31,
	2020	2019
Operating leases	$95	$105
Short-term leases	74	61
Sublease income	—	(28)
Total Lease Expense	$169	$138

The weighted average remaining lease term and weighted average discount rate were as follows:

	Three months ended March 31,
	2020	2019
Weighted average remaining lease term of operating leases	3.1 years	3.9 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$101	$82

Future minimum payments of operating lease liabilities as of March 31, 2020 are as follows:

Years Ending December 31:
2020 (excluding the three months ended March 31, 2020)	$265
2021	343
2022	350
2023	147
2024	—
Thereafter	—
Total Lease Payments	$1,105
Less: Interest	(139)
Present Value of Lease Liabilities	$966

9.	CAPITAL STOCK
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
Issued capital stock
On February 20, 2020, the Company completed a bought deal public offering of 11.30 million common shares at a price of $1.47 per share. The Company received net proceeds, after commissions and fees, of $15.14 million.
In the three months ended March 31, 2020, the Company issued 2,388,815 Common Shares under the Company’s ATM for net proceeds of $3.96 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at March 31, 2020
September 2016(1)	September 20, 2021	2.45	4,166,030	$1,468
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

10.	BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, is as follows:

	Three months ended March 31,
	2020	2019
Loss attributable to shareholders	$(5,657)	$(12,127)
Basic and diluted weighted average number of common shares outstanding	107,618,908	92,152,844
Loss per common share	$(0.05)	$(0.13)
For the three months ended March 31, 2020, 6.12 million (March 31, 2019 - 5.85 million) options and warrants and the potential conversion of the Convertible Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

11.	SHARE-BASED PAYMENTS
The Company, under the 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At March 31, 2020, a total of 11,494,516 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.57 million options granted in the three months ended March 31, 2020 (March 31, 2019 – 0.35 million options). At

March 31, 2020, there were 1.96 million options outstanding with 1.60 million options exercisable, at a weighted average exercise price of $2.88 and $3.08 respectively, with a weighted average remaining contractual life of 3.52 years. The fully vested options had no intrinsic value at March 31, 2020.
The fair value of the options granted under the Compensation Plan for the three months ended March 31, 2020 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	1.6%
Expected life	5.0 years
Expected volatility	61.6%	*
Expected dividend yield	—%
Weighted average expected life of option	5.0 years
Weighted average grant date fair value	$0.64
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at March 31, 2020 and December 31, 2019, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	3.94	(342,866)
Expired	6.97	6.97	(144,100)
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76	1.76	566,102
Exercised	—	—	—
Forfeited	—	—	—
Expired	4.12 - 5.22	4.40	(98,512)
Balance, March 31, 2020	$1.70 - $15.61	$2.88	1,955,023
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	223,381	$1.32
Granted	566,102	0.64
Vested	(435,973)	0.85
Forfeited	—	—
Non-vested March 31, 2020	353,510	$0.82
Restricted Stock Units
The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the three months ended March 31, 2020, the Company's Board of Directors issued 0.74 million RSUs under the Compensation Plan (March 31, 2019 - 0.72 million).
A summary of the status and activity of non-vested RSUs at March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	1,315,536	$2.45
Granted	735,146	1.66
Vested	(746,477)	2.46
Forfeited	—	—
Non-vested March 31, 2020	1,304,205	$2.01
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2020 was $1.21 million (March 31, 2019 – $2.44 million).
Stock Appreciation Rights
During the three months ended March 31, 2019, the Company's Board of Directors issued 2.20 million SARs under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are purely performance based, because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the volume weighted average price (“VWAP”) of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
The share-based compensation recorded during the three months ended March 31, 2020 was $1.00 million (March 31, 2019 - $1.12 million).
At March 31, 2020, there were $0.14 million, $1.68 million and $1.05 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

12.	INCOME TAXES
As of March 31, 2020, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2020 and December 31, 2019.

13.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended March 31,
	2020	2019
Interest income	$72	$111
Change in value of investments accounted for at fair value	(391)	375
Change in value of warrant liabilities	1,146	(732)
Change in value of Convertible Debentures	465	(1,436)
Foreign exchange gain	1,236	—
Other	(36)	(1)
Other income (loss)	$2,492	$(1,683)

14.	COMMITMENTS AND CONTINGENCIES
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
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc. The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision. The one exception relates to one of the Plaintiffs’ claims, which had been dismissed by the District Court for lack of standing. The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiffs have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim. On September 11, 2019, the Canyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Canyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment. The parties now await the Court’s determination. If the Canyon Plaintiffs are successful on their fourth claim, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a required prolonged stoppage of mining activities could have a significant impact on our future operations.

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
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default, and is obligated to repay any reclamation or closure costs due. The Company currently has $20.13 million posted against an undiscounted asset retirement obligation of $41.75 million (December 31, 2019 - $20.08 million posted against an undiscounted asset retirement obligation of $41.75 million).
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
United Nuclear contributed $0.13 million to the expenses of the Arkose Joint Venture based on the approved budget for the three months ended March 31, 2020 (March 31, 2019 - nil).
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C. (now EFR Alta Mesa LLC) in June 2016. Pursuant to the Purchase Agreement, the Alta Mesa Properties are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members in the three months ended March 31, 2020 and does not anticipate paying any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.14 million as of March 31, 2020.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis

The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of March 31, 2020. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2020, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$366	$—	$—	$366
Marketable equity securities	419	—	—	419
Marketable debt securities	—	2,013	—	2,013
Warrant liabilities	(1,468)	—	—	(1,468)
Convertible Debentures	(14,557)	—	—	(14,557)
	$(15,240)	$2,013	$—	$(13,227)
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
Sale of shares in the Company's ATM program.
From April 1, 2020 through May 1, 2020, the Company issued 2.55 million common shares at an average price of $1.57 for net proceeds of $3.90 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2020, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
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

Overview

We provide the raw materials for the generation of clean nuclear electricity. Our primary product is a uranium concentrate (“U3O8”), or yellowcake, which when further processed becomes the fuel for nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity, and 55% of the clean, carbon-free electricity, generated in the United States. The Company generates revenues from extracting and processing materials for our own account, as well as from toll processing materials for others.

Our uranium concentrate is produced from multiple sources:

•	Conventional recovery operations at our White Mesa Mill (the "Mill") including:

•	Processing ore from uranium mines; and

•	Recycling of uranium bearing materials that are not derived from conventional ore ("Alternate Feed Materials");

•	In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company recently completed a campaign to recover vanadium from solutions in the tailings management systems at the Mill ("Pond Return") from which it recovered over 1.8 million pounds of high-quality vanadium. The Company is also evaluating opportunities for copper recovery from our Canyon Project and the extraction of rare earth elements from uranium-bearing ores and Alternate Feed Materials.
The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States, as well as Alternate Feed Materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to produce approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores as well as Alternate Feed Materials.
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations (“Pond Return”). During the three months ended March 31, 2020, Mill activities focused primarily on the recovery of vanadium, along with relatively small amounts of uranium, from Pond Returns. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency have announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailing management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, during Q2-2019, the Company began receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. The Company expects to generate significant revenue from this project, as well as demonstrate the responsible operations of the Mill for cleanup projects similar to those required on the Navajo Nation.
The Company’s ISR operations consist of our recently producing, Nichols Ranch Project and our standby operation at the Alta Mesa Project. At our Nichols Ranch Project, the Company placed its ninth header house into production in March 2017. In order to save cash and resources, the Company is deferring additional wellfield development until uranium prices recover. The project is now on standby. The Alta Mesa Project will remain on standby in the current uranium price environment.
We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to U.S. government action to support domestic uranium production which began with the Company’s Section 232 Petition submitted on January 16, 2018 (see Recent Developments - U.S. Nuclear Fuel Working Group Update). In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to resume wellfield construction at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Canyon Project, Daneros Project, La Sal Project and/or Whirlwind Project. The Company believes we bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to resume production at our other conventional mines on standby and develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.
Recent Developments
COVID-19
The Company is evaluating the effects of the global COVID-19 crisis on the Company’s objectives and projections. Due to the current uncertainty, the Company is engaged in cost-cutting measures, while retaining the operational readiness of the Company’s main production assets. The Company is also continuing to work to secure US government support for US uranium miners. To date, although the Company has made some operational adjustments to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. The Company has evaluated any potential shut down of Company production facilities as a result of COVID-19, and has determined that any such shut down could be accommodated by the Company in a manner consistent with a typical shut down of Company facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized, and is able to withstand any facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Bought Deal Financing
On February 20, 2020, the Company closed a bought deal public offering of common shares. Pursuant to the Offering, the Company issued an aggregate of 11,300,000 common shares at a price of $1.47 per share for gross proceeds of $16.61 million. The Company received net proceeds, after commissions and fees, of $15.14 million million from the offering.
Potential Entry into Rare Earth Element Market

On April 13, 2020, the Company announced that it had made the decision to potentially enter the rare earth element (“REE”) market following several months of review and testing, including discussions with various technical experts and the U.S. government. The U.S. government is actively seeking a domestic source of REE minerals, which are needed for national defense among other applications.

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that have a variety of industrial, energy, military and defense uses, including automotive components, communications technology, clean energy production, consumer electronics, weapons systems, advanced magnets, lasers and numerous of other applications. According to a 2017 report by the United States Geological Survey ("USGS"), China has controlled more than 90% of the global supply of REEs since the late-1990s and has placed restrictions on REE exports since 2010.

Energy Fuels believes the White Mesa Mill is uniquely suited to potentially receive and process a number of different types of ores and Alternate Feed Materials for the recovery of REEs (along with uranium), which, if achievable on a commercial basis and subject to the receipt of any required license amendments, would eliminate the current need to ship those ores to China for processing. If successful, the Company expects to offer customers tolling or processing arrangements at the White Mesa Mill. Energy Fuels does not plan to mine REE ore itself at this time.

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
On April 23, 2020, the Working Group published its report: Restoring America’s Competitive Nuclear Energy Advantage: A strategy to assure U.S. national security. This comprehensive strategy seeks to revive and strengthen U.S. nuclear fuel capabilities, starting with uranium mining, with the goals of supporting U.S. energy and national security, preventing geopolitical adversaries (particularly those in Russia) from using their nuclear capabilities to influence the U.S. and the world, and promoting global non-proliferation objectives and nuclear safety. The report states that "the clear outcome of the Working Group's efforts is confirmation that it is in the nation's national security interests to preserve the assets and investments of the entire U.S. nuclear enterprise and to revitalize the sector to regain U.S. global nuclear leadership." The report recommends government purchases to establish a Uranium Reserve as contemplated by the President’s Budget and other actions aimed to strengthen the entire nuclear fuel cycle.

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
Uranium Market Update

According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose significantly during Q1-2020. The uranium spot price began the quarter at $24.85 per pound on December 31, 2019 and rose 10% to $27.30 per pound by the end of the quarter on March 31, 2020. The uranium spot price reached a high at quarter-end on March 31, and a low of $23.90 during the week of March 20, 2020. TradeTech price data also indicates that long-term U3O8 prices rose $1.00 during the quarter, beginning the quarter at $33.00 per pound and ending the quarter at $34.00 per pound. On April 30, 2020, TradeTech reported a spot price of $33.75 per pound and a long-term price of $39.00 per pound.

Following the end of the quarter, significant production cuts were announced in response to the global COVID-19 crisis, including uranium facilities in Canada, Kazakhstan, and Namibia. It is unknown at this time exactly how long the shutdowns will last or how much uranium production will ultimately be removed from the market as a result of these shutdowns. However, between March 1, 2020 and April 30, 2020, uranium prices rose over 30%. The Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, including significant production cuts, and increased demand from utilities, financial entities, traders, and producers. It is the Company’s belief that the recent shutdowns are only going to further tighten the market. The Company also continues to believe a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., and the length of time of any uranium mine, conversion or enrichment shut downs.

Vanadium Market Update

During the three months ended March 31, 2020, the mid-point price of vanadium in Europe rose 5% from $5.33 per pound to $5.58 per pound. According to Metal Bulletin, vanadium prices rose dramatically in the second half of 2018 due to anticipated increased demand in China, which implemented new standards requiring increased quantities of vanadium in rebar. However, in late-2018, prices began to drop sharply “when market participants realized the enforcement of the revised rebar policy was not as stringent as had been expected and after steel mills increased their use of ferro-niobium to reduce consumption of more costly vanadium” (Metal Bulletin, January 20, 2020). Prices were generally flat during the first quarter of 2020, however prices jumped in April 2020 after an “extended South Africa lockdown sparks supply concerns.” (Metal Bulletin, April 17, 2020). As of May 1, 2020, the mid-point spot price of vanadium in Europe was $6.88 per pound.

Operations Update and Outlook for Year Ending December 31, 2020

Overview
Operations and Sales Outlook Overview
In response to the President’s Budget, and/or implementation of policy recommendations contained in the Working Group’s report, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, including the currently operating White Mesa Mill, the recently operating Nichols Ranch ISR Facility, and the Alta Mesa ISR Facility, La Sal Complex and Canyon Mine, which are all currently on standby, as market conditions may warrant. The Company may commence such activities, prior to confirmation of Congressional appropriations and prior to the definition of all implementation details, as market conditions may warrant, recognizing that there can be no guarantee that the required appropriations will be forthcoming or that the implementation details will be satisfactory, and that the outcome of this process is therefore uncertain. Alternatively, the Company may defer any such activities until further clarification on implementation of the President’s Budget is published and/or Congressional appropriations are obtained, or market conditions otherwise warrant. No decisions on any project-specific actions to be taken in response to the President’s Budget have been made at this time.
Subject to any actions the Company may take in response to the President’s Budget, the Company plans to extract and/or recover limited amounts of uranium from its Nichols Ranch Project in 2020, which was placed on standby in the first quarter of 2020 due to the depletion of its existing wellfields. In addition, during 2020 the Company expects to recover uranium at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium Pond Return campaign, and from Alternate Feed Materials. The vanadium Pond Return campaign conducted in 2019 was brought to a close in early 2020.
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
The Company is also seeking new sources of revenue, including new sources of Alternate Feed Materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices), and is evaluating opportunities to potentially recover REEs at the White Mesa Mill. The Company will also continue its support of U.S. governmental activities to support the U.S. uranium mining industry and will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the three months ended March 31, 2020, the Company recovered approximately 5,900 pounds of U3O8, all of which were for the account of the Company. In the year ending December 31, 2020, the Company expects to recover a quantity of uranium within its previously published guidance of 125,000 to 175,000 pounds of U3O8. The Company also recovered approximately 67,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”) during the three months ended March 31, 2020 from its vanadium Pond Return campaign, which was suspended during the quarter.
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
ISR Activities
During the three months ended March 31, 2020, we extracted and recovered approximately 5,900 pounds of U3O8 from the Nichols Ranch Project, which was placed on standby during the quarter, due to the depletion of its existing wellfields. This amount of uranium production falls within the Company’s published guidance of approximately 6,000 pounds of U3O8 from Nichols Ranch during the year ended December 31, 2020.
As of March 31, 2020, the Nichols Ranch wellfields had nine header houses that had extracted uranium, which are now depleted. Subject to any actions the Company may take in response to the President’s Budget, until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company expects to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Subject to any actions the Company may take in response to the President’s Budget, the Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the three months ended March 31, 2020, the Company produced 67,000 pounds of high-purity V2O5 from its Mill Pond Return program and no uranium. During 2020, the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium Pond Return campaign and from Alternate Feed Materials. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings management facility awaiting future recovery from Pond Return as market conditions may warrant.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from Alternate Feed Materials and receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through all or most of 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed, or conventional mines are ramped up in response to the President’s Budget and/or recommendations of the Working Group, the Company would expect to be able to keep the Mill operating over a considerably longer period of time.
However, subject to any actions the Company may take in response to the President’s Budget, in the event the Company is unable to justify full operation of the Mill through 2020, the Company expects to place uranium and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant, if operating, and continue to receive and stockpile Alternate Feed Materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill's standby costs.
Conventional Standby, Permitting and Evaluation Activities
During the quarter ended March 31, 2020, standby and environmental compliance activities occurred at the Canyon Project. Subject to any actions the Company may take in response to the President’s Budget and general market conditions, during 2020, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Canyon Project, including additional bench and pilot plant scale metallurgical test work of the uranium/copper mineralization, and to continue pursuing any additional permitting actions that may be required to potentially recover copper at the White Mesa Mill. Subject to any actions the Company may take in response to the President’s Budget, the timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project and the Daneros Project. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.
Sales
During the three months ended March 31, 2020, the Company completed no uranium sales. The Company currently has no remaining contracts and is therefore fully unhedged to future uranium price increases.
During the three months ended March 31, 2020, the Company did not complete the sale any vanadium. The Company expects to continue to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the recent Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill, in addition to evaluating the potential to recover REEs at the Mill.
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

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2020 and 2019 (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2020	2019
Revenues
Vanadium concentrates	$—	$1,168
Alternate feed materials processing and other	393	502
Total revenues	393	1,670
Costs and expenses applicable to revenues
Costs and expenses applicable to vanadium concentrates	—	532
Costs and expenses applicable to alternate feed materials and other	—	384
Total costs and expenses applicable to revenues	—	916
Impairment of inventories	1,078	1,176
Gross loss	(685)	(422)

Other operating costs and expenses
Development, permitting and land holding	677	4,342
Standby costs	1,924	1,084
Accretion of asset retirement obligation	478	513
Total other operating costs and expenses	3,079	5,939

Selling, general and administration
Selling costs	12	10
General and administration	4,030	3,751
Total selling, general and administration	4,042	3,761

Total operating loss	(7,806)	(10,122)
Interest expense	(350)	(329)
Other income (loss)	2,492	(1,683)
Net loss	$(5,664)	$(12,134)

Basic and diluted loss per share	$(0.05)	$(0.13)
Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer had any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases as contemplated by the President's Budget. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from Pond Return at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the three months ended March 31, 2020 totaled $0.39 million, all of which was related to fees for ore received from a third-party uranium mine.
Revenues for the three months ended March 31, 2019 totaled $1.67 million, of which $1.17 million was related to sales of 53,000 pounds of vanadium concentrates and $0.50 million related to toll processing of uranium concentrates for third parties.

Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended March 31, 2020, the Company recovered 5,900 pounds of U3O8 from ISR recovery activities for the Company's own account and 67,000 pounds of V2O5 from Pond Return. In the three months ended March 31, 2019, the Company recovered 20,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 325,000 pounds from the Company's Alternate Feed Material sources.
There are no costs and expenses applicable to revenue for the three months ended March 31, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $0.92 million for the three months ended March 31, 2019. Costs and expenses applicable to revenue for the three months ended March 31, 2019 consisted of $0.53 million from V2O5 and $0.39 million related to Alternate Feed Materials.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended March 31, 2020, the Company spent $0.68 million for development of the Company's properties. For the three months ended March 31, 2019, the Company spent $4.34 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company's projects under SEC Industry Guide 7.
Standby costs
The Company’s La Sal and Daneros Projects were placed on standby in 2012, as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In the beginning of 2018 as well as the beginning of 2020, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the three months ended March 31, 2020, standby costs totaled $1.92 million compared with $1.08 million in the prior year. The increase is primarily related to a reduction in recovery activities at the White Mesa Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties was $0.48 million for the three months ended March 31, 2020 compared with $0.51 million for the three months ended March 31, 2019. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate and general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $4.04 million for the three months ended March 31, 2020 compared to $3.76 million for the three months ended March 31, 2019.
Impairment of Inventories
For the three months ended March 31, 2020, the Company recognized $1.08 million in impairment charges related to inventory. Included in impairment were depreciation expenses of $0.51 million. For the three months ended March 31, 2019, the Company recognized $1.18 million in inventory impairment. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended March 31, 2020 was $0.35 million compared with $0.33 million for the three months ended March 31, 2019, respectively.

Other income and expense
For the three months ended March 31, 2020, other income and expense was $2.49 million income, net. These amounts primarily consist of a mark-to-market gain on the change in the fair value of the Convertible Debentures of $0.47 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $1.15 million, a gain on foreign exchange of $1.24 million, and interest income of $0.07 million, mostly offset by a $0.39 million mark-to-market loss on investments accounted for at fair value.
For the three months ended March 31, 2019, other income and expense was $1.68 million expense, net. These amounts primarily consist of a mark-to-market loss on the change in fair value of the Convertible Debentures of $1.44 million, a mark-to-market loss on the increase in fair value of warrant liabilities of $0.73 million, offset by a $0.38 million mark-to-market gain on investments accounted for at fair value and interest income of $0.11 million.
LIQUIDITY AND CAPITAL RESOURCES
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
From January 1, 2020 through May 1, 2020, the Company issued 2.55 million Common Shares at an average price of $1.57 for net proceeds of $3.90 million using the ATM.
Working capital at March 31, 2020 and future requirements for funds
At March 31, 2020, the Company had working capital of $35.10 million, including $23.54 million in cash, $2.43 million of marketable securities, approximately 520,000 pounds of uranium finished goods inventory and approximately 1,675,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Three months ended March 31, 2020
Cash, cash equivalents and restricted cash were $43.66 million at March 31, 2020, compared to $32.89 million at December 31, 2019. The increase of $10.77 million was due primarily to cash provided by financing activities of $18.57 million, cash provided by investing activities of $2.20 million, offset by cash used in operating activities of $8.32 million and loss on foreign exchange on cash held in foreign currencies of $1.68 million.
Net cash used in operating activities of $8.32 million is comprised of the net loss of $5.66 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.30 million of depreciation and amortization of property, plant and equipment, $1.08 million impairment on inventory, share-based compensation expense of $1.00 million, accretion of asset retirement obligation (“ARO”) of $0.48 million, other non-cash expenses of $0.80 million, unrealized foreign exchange loss of $0.39 million, a decrease in trade and other receivables of $0.04 million, offset by an increase in inventories of $2.12 million, an increase in prepaid expenses and other assets of $0.50 million, a decrease in accounts payable and accrued liabilities of $2.51 million, $1.15 million change in warrant liabilities, and a $0.47 million change in value of the Convertible Debentures.
Net cash provided by investing activities was $2.20 million related to cash received from maturities of marketable securities.

Net cash provided by financing activities totaled $18.57 million consisting of $19.10 million net proceeds from the issuance of common shares from public offerings and $0.13 million cash received from non-controlling interest partially offset by $0.42 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units and $0.24 million to repay loans and borrowings.
Three months ended March 31, 2019
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
Net cash used in operating activities of $11.55 million is comprised of the net loss of $12.13 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.31 million of depreciation and amortization of property, plant and equipment, $1.18 million impairment on inventory, stock based compensation expense of $1.12 million, accretion of ARO of $0.51 million, $0.73 million change in warrant liabilities, $1.44 million change in value of Convertible Debentures, other non-cash expenses of $0.09 million, a decrease in trade and other receivables of $0.33 million, a decrease in prepaid expenses and other assets of $0.15 million, unrealized foreign exchange loss of $0.50 million, offset by a decrease in accounts payable and accrued liabilities of $2.03 million, a decrease in inventories of $3.25 million and changes in deferred revenue of $0.50 million.
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
Recently Adopted Accounting Pronouncements
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty would be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments would be applied retrospectively to all periods presented upon their effective date. The Company adopted this pronouncement effective January 1, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2022 (January 1, 2023 for the Company) for Smaller Reporting Companies. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company).

Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium or vanadium. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange rate risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. The Company currently does not have any contracts in place for the sale of vanadium.
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8 and V2O5. The Company's existing long-term uranium contracts have expired, following the Company's April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations, which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium and vanadium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest income is earned in the United States dollars and is not subject to interest rate risk. The Company is exposed to an interest rate risk associated with the Convertible Debentures, which is based on the spot market price of U3O8. These Convertible Debentures mature in December 2020. The Company does not expect the spot market price of U3O8 to exceed $54.99 per pound prior to the Convertible Debentures’ maturity and, accordingly, does not believe there is any significant interest rate risk related to these Convertible Debentures. In the event uranium prices realized by the Company exceed $54.99 per pound U3O8 as a result of implementation of the President’s Budget or any other recommendations of the Working Group, the interest rate on the Convertible Debentures could potentially increase, but the risk of any resulting increase in interest rates on the Convertible Debentures would be expected to be offset, at least in part, by other cash flow improvements for the Company. The Company does not use derivatives to manage interest rate risk. The following chart displays the interest rate applicable to our Convertible Debentures at various U3O8 price levels.

UxC U3O8 Weekly Indicator Price	Annual Interest Rate
Up to $54.99	8.5%
$55.00–$59.99	9%
$60.00–$64.99	9.5%
$65.00–$69.99	10%
$70.00–$74.99	10.5%
$75.00–$79.99	11%
$80.00–$84.99	11.5%
$85.00–$89.99	12%
$90.00–$94.99	12.5%
$95.00–$99.99	13%
$100 and above	13.5%
Currency Risk
The foreign currency exchange rate risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in foreign currency, resulting in a low currency risk relative to our cash balances. Our Convertible Debentures are denominated in Canadian Dollars and, accordingly, are exposed to currency risk.
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2020 ($000):

Cash and cash equivalents	$13,976
Accounts payable and accrued liabilities	(1,270)
Loans and borrowings	(14,557)
Total	$(1,851)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2020 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar	$(26)

Weakening net earnings	-1% change in U.S. dollar	$26
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of March 31, 2020, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2019, or in this Form 10-Q for the quarter ended March 31, 2020.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

4.2	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (5)
4.3	Warrant Indenture between Energy Fuels Inc. and CST Trust Co. providing for the issue of common share purchase warrants dated March 14, 2016 (6)
4.4	First Supplemental Indenture among Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated April 14, 2016 (7)
4.5	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (8)
4.6	Energy Fuels Inc. Omnibus Compensation Plan dated January 28, 2015 (9)
4.7	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (10)
4.8	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (11)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (12)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019 (13)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019 (14)
10.4	Employment Agreement by and between Energy Fuels Inc. and W. Paul Goranson dated March 28, 2019 (15)
10.5	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (16)
10.6	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (17)
10.7	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (18)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels' Form 10-Q filed with the SEC on August 5, 2016.
(5)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on March 14, 2016.
(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on April 20, 2016.
(8)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(9)	Incorporated by reference to Exhibit 4.12 to Energy Fuels' Form S-8 filed on June 24, 2015.
(10)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(11)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(13)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(14)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(15)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(16)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(17)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(18)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 1, 2020	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 1, 2020	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer