Form 10-Q
period 2020-06-30
ENERGY FUELS INC
filed 2020-08-03
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

As of July 31, 2020, the registrant had 125,562,618 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2020

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

Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources
The Company is a U.S. Domestic Issuer for United States ("U.S.") Securities and Exchange Commission ("SEC") purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the Toronto Stock Exchange ("TSX"), this Quarterly Report contains certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”), which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended				Six months ended
	June 30,				June 30,
	2020		2019		2020	2019
Revenues
Uranium concentrates	$—		$66		$—	$66
Vanadium concentrates	—		773		$—	$1,941
Alternate feed materials processing and other	395		2,232		788	2,734
Total revenues	395		3,071		788	4,741
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—		63		—	63
Costs and expenses applicable to vanadium concentrates	—		928		—	1,460
Costs and expenses applicable to alternate feed materials and other	—		1,695		—	2,079
Total costs and expenses applicable to revenues	—		2,686		—	3,602
Other operating costs
Impairment of inventories	428		4,906		1,506	6,082
Development, permitting and land holding	60		1,399		737	5,741
Standby costs	2,729		1,251		4,653	2,335
Accretion of asset retirement obligation	478		481		956	994
Selling costs	—		127		12	137
General and administration	3,170		3,725		7,200	7,476
Total operating loss	(6,470)		(11,504)		(14,276)	(21,626)

Interest expense	(345)		(362)		(695)	(691)
Other (loss) income	(1,375)		2,552		1,117	869
Net loss	(8,190)		(9,314)		(13,854)	(21,448)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(379)		(771)		(227)	(907)
Other comprehensive income (loss)	(379)	—	(771)	—	(227)	(907)
Comprehensive loss	$(8,569)		$(10,085)		$(14,081)	$(22,355)

Net loss attributable to:
Owners of the Company	$(8,187)		$(9,312)		$(13,844)	$(21,439)
Non-controlling interests	(3)		(2)		(10)	(9)
	$(8,190)		$(9,314)		$(13,854)	$(21,448)
Comprehensive loss attributable to:
Owners of the Company	$(8,566)		$(10,083)		$(14,071)	$(22,346)
Non-controlling interests	(3)		(2)		(10)	(9)
	$(8,569)		$(10,085)		$(14,081)	$(22,355)

Basic and diluted loss per share	$(0.08)		$(0.10)		$(0.12)	$(0.23)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$26,635	$12,810
Marketable securities	1,682	4,838
Trade and other receivables, net	853	1,254
Inventories, net	26,576	22,808
Prepaid expenses and other assets	1,274	1,462
Total current assets	57,020	43,172
Inventories, net	1,149	1,149
Operating lease right of use asset	780	922
Investments accounted for at fair value	658	654
Property, plant and equipment, net	24,742	26,203
Mineral properties, net	83,539	83,539
Restricted cash	20,237	20,081
Total assets	$188,125	$175,720

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,045	$5,438
Current portion of operating lease liability	273	288
Current portion of asset retirement obligation	46	46
Current portion of loans and borrowings	15,613	16,866
Total current liabilities	18,977	22,638
Warrant liabilities	2,751	2,791
Operating lease liability	618	758
Asset retirement obligation	19,882	18,926
Total liabilities	42,228	45,113
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 120,534,705 at June 30, 2020 and 100,735,889 at December 31, 2019	523,196	493,958
Accumulated deficit	(383,880)	(370,036)
Accumulated other comprehensive income	2,762	2,989
Total shareholders' equity	142,078	126,911
Non-controlling interests	3,819	3,696
Total equity	145,897	130,607
Total liabilities and equity	$188,125	$175,720

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(5,657)	—	(5,657)	(7)	(5,664)
Other comprehensive loss	—	—	—	152	152	—	152
Shares issued for cash by public offering	13,688,815	20,658	—	—	20,658	—	20,658
Share issuance cost	—	(1,563)	—	—	(1,563)	—	(1,563)
Share-based compensation	—	997	—	—	997	—	997
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	30,000	57	—	—	57	—	57
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962
Net loss	—	—	(8,187)	—	(8,187)	(3)	(8,190)
Other comprehensive loss	—	—	—	(379)	(379)	—	(379)
Shares issued for cash by at-the-market offering	5,559,548	8,969	—	—	8,969	—	8,969
Share issuance cost	—	(202)	—	—	(202)	—	(202)
Share-based compensation	—	704	—	—	704	—	704
Shares issued for consulting services	30,000	33	—	—	33	—	33
Balance at June 30, 2020	120,534,705	$523,196	$(383,880)	$2,762	$142,078	$3,819	$145,897

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by public offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268
Net loss	—	—	(9,312)	—	(9,312)	(2)	(9,314)
Other comprehensive loss	—	—	—	(771)	(771)	—	(771)
Shares issued for cash by at-the-market offering	2,141,817	6,595	—	—	6,595	—	6,595
Shares issued to settle liabilities	266,272	847			847		847
Share issuance cost	—	(151)	—	—	(151)	—	(151)
Share-based compensation	—	663	—	—	663	—	663
Shares issued for exercise of stock options	20,899	44	—	—	44	—	44
Shares issued for exercise of warrants	1,450	5	—	—	5	—	5
Shares issued for consulting services	18,237	63	—	—	63	—	63
Contributions attributable to non-controlling interest	—	—	—	—	—	46	46
Balance at June 30, 2019	95,551,357	$481,053	$(353,497)	$2,936	$130,492	$3,803	$134,295

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six months ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss for the period	$(13,854)	$(21,448)
Items not involving cash:
Depletion, depreciation and amortization	1,104	625
Share-based compensation	1,701	1,784
Change in value of Convertible Debentures	—	493
Change in value of warrant liabilities	92	(1,115)
Accretion of asset retirement obligation	956	994
Unrealized foreign exchange gain	(706)	(216)
Impairment of inventories	1,506	6,082
Revision of asset retirement obligation	—	151
Other non-cash expenses	647	974
Changes in assets and liabilities
Increase in inventories	(4,765)	(7,079)
Decrease in trade and other receivables	401	343
Decrease in prepaid expenses and other assets	188	541
Decrease in accounts payable and accrued liabilities	(3,100)	(2,397)
Changes in deferred revenue	—	(2,724)
	(15,830)	(22,992)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(152)	—
Maturities and sales of marketable securities	3,203	16,116
	3,051	16,116
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	27,862	8,853
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(415)	—
Repayment of loans and borrowings	(484)	—
Cash received from exercise of warrants	—	5
Cash received from exercise of stock options	—	146
Cash received from non-controlling interest	133	46
	27,096	9,050
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	14,317	2,174
Effect of exchange rate fluctuations on cash held in foreign currencies	(336)	110
Cash, cash equivalents and restricted cash - beginning of period	32,891	34,292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$46,872	$36,576
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$695	$691
Warrant liability transferred to equity upon exercise	$—	$2
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time to time from solutions in its tailing impoundment system. The Company is also evaluating potentially processing rare earth element ("REE") ores for the recovery of REEs and uranium.
The Company is an exploration stage mining company as defined by the U.S. SEC Industry Guide 7 as it has not established the existence of proven or probable reserves on any of its properties.

2.	BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars, except for share and per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
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

3.	MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of June 30, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$993	$—	$14	$1,007
Marketable equity securities	824	(580)	431	675
Marketable securities	$1,817	$(580)	$445	$1,682
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
During the six months ended June 30, 2020 and 2019, we did not recognize any other-than-temporary impairment losses.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$1,007
Due in 12 months to two years	—
Due in greater than two years	—
$1,007

4.	INVENTORIES

	June 30, 2020	December 31, 2019
Concentrates and work-in-progress(1)	$24,771	$20,893
Inventory of ore in stockpiles	241	241
Raw materials and consumables	2,713	2,823
	$27,725	$23,957
Inventories - by duration
Current	$26,576	$22,808
Long term - raw materials and consumables	1,149	1,149
	$27,725	$23,957
(1) For the three and six months ended June 30, 2020, the Company recorded an impairment loss of $0.43 million and $1.51 million in the statement of operations related to concentrates and work in progress inventories (June 30, 2019 - $4.91 million and $6.08 million).

5.	PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(15,133)	$14,077	$29,210	$(14,115)	$15,095
Alta Mesa	13,626	(3,634)	9,992	13,626	(3,179)	10,447
Equipment and other	13,052	(12,379)	673	12,900	(12,239)	661
Property, plant and equipment total	$55,888	$(31,146)	$24,742	$55,736	$(29,533)	$26,203

The following is a summary of mineral properties:

	June 30, 2020	December 31, 2019
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2020	December 31, 2019
Asset retirement obligation, beginning of period	$18,972	$19,104
Revision of estimate	—	(2,063)
Accretion of liabilities	956	1,931
Asset retirement obligation, end of period	$19,928	$18,972
Asset retirement obligation:
Current	$46	$46
Non-current	19,882	18,926
Asset retirement obligation, end of period	$19,928	$18,972

The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at June 30, 2020 is $41.75 million (December 31, 2019 - $41.75 million).
The following table summarizes the Company’s restricted cash:

	June 30, 2020	December 31, 2019
Restricted cash, beginning of period	$20,081	$19,652
Additional collateral posted	188	429
Restricted cash, end of period	$20,237	$20,081

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
Cash, cash equivalents and restricted cash are included in the following accounts at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2018
Cash and cash equivalents	$26,635	$12,810
Restricted cash included in other long-term assets	20,237	20,081
Total cash, cash equivalents and restricted cash	$46,872	$32,891

7.    LOANS AND BORROWINGS

The Company’s interest-bearing loans and borrowings, which are recorded at amortized cost, and the Company’s Convertible Debentures, which are recorded at fair value, are as follows.

	June 30, 2020	December 31, 2019
Current portion of loans and borrowings:
Convertible Debentures	$15,613	$16,382
Notes payable	—	484
Total current loans and borrowings	$15,613	$16,866

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
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Debentures. The Debentures were redeemable for an amount equal to 101% plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. Following the partial redemption, Cdn$10.43 million aggregate principal amount of the Debentures remain outstanding and shall continue to be subject to the terms of the Indenture and remain listed on the Toronto Stock Exchange.
The Convertible Debentures are classified as fair value through profit or loss where the Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and six months ended June 30, 2020, the Company recorded a loss on revaluation of Convertible Debentures of $0.47 million and $0.00 million (June 30, 2019 – gain of $0.94 million and loss of $0.49 million).

8.	LEASES
The Company’s leases primarily include operating leases for corporate offices. These leases have remaining lease terms of less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within right-of-use ("ROU") assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
Total lease cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating leases	$89	$105	$184	$210
Short-term leases	74	65	149	126
Sublease income	—	(28)	—	(56)
Total Lease Expense	$163	$142	$333	$280

The weighted average remaining lease term and weighted average discount rate were as follows:

	Six months ended June 30,
	2020	2019
Weighted average remaining lease term of operating leases	2.9 years	3.7 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$101	$56	$196	$138

Future minimum payments of operating lease liabilities as of June 30, 2020 are as follows:

Years Ending December 31:
2020 (excluding the six months ended June 30, 2020)	$170
2021	343
2022	350
2023	147
2024	—
Thereafter	—
Total Lease Payments	$1,010
Less: Interest	(119)
Present Value of Lease Liabilities	$891

9.	CAPITAL STOCK
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
In the six months ended June 30, 2020, the Company issued 7,948,363 Common Shares under the Company’s ATM for net proceeds of $13.02 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at June 30, 2020
September 2016(1)	September 20, 2021	2.45	4,166,030	$2,751
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

10.	BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive common shares, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Loss attributable to shareholders	$(8,187)	$(9,312)	$(13,844)	$(21,439)
Basic and diluted weighted average number of common shares outstanding	102,322,778	93,920,953	112,868,921	93,041,783
Loss per common share	$(0.08)	$(0.10)	$(0.12)	$(0.23)

For the six months ended June 30, 2020, 6.10 million (June 30, 2019 - 8.09 million) options and warrants and the potential conversion of the Convertible Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

11.	SHARE-BASED PAYMENTS
The Company, under the 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At June 30, 2020, a total of 12,053,470 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price ("VWAP"). Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.30 million options granted in the six months ended June 30, 2020 (June 30, 2019 – 0.30 million options). At June 30, 2020, there were 1.94 million options outstanding with 1.58 million options exercisable, at a weighted average exercise price of $2.87 and $3.06 respectively, with a weighted average remaining contractual life of 3.52 years. The fully vested options had no intrinsic value at June 30, 2020.
The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2020 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	1.6%
Expected life	5.0 years
Expected volatility	61.6%	*
Expected dividend yield	—%
Weighted average expected life of option	5.0 years
Weighted average grant date fair value	$0.64
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at June 30, 2020 and December 31, 2019, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	3.94	(342,866)
Expired	6.97	6.97	(144,100)
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76	1.76	566,102
Exercised	—	—	—
Forfeited	4.44 - 5.18	4.49	(19,251)
Expired	4.12 - 5.22	4.40	(98,512)
Balance, June 30, 2020	$1.70 - $15.61	$2.87	1,935,772

A summary of the status and activity of non-vested stock options for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	223,381	$1.32
Granted	566,102	0.64
Vested	(435,973)	0.85
Forfeited	—	—
Non-vested June 30, 2020	353,510	$0.82

Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the six months ended June 30, 2020, the Company's Board of Directors issued 0.74 million RSUs under the Compensation Plan (June 30, 2019 - 0.72 million).
A summary of the status and activity of non-vested RSUs at June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	1,315,536	$2.45
Granted	735,146	1.66
Vested	(746,477)	2.46
Forfeited	—	—
Non-vested June 30, 2020	1,304,205	$2.01

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2020 was $1.54 million (June 30, 2019 – $2.44 million).
Stock Appreciation Rights
During the six months ended June 30, 2019, the Company's Board of Directors issued 2.20 million stock appreciation rights (SARs) under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Corporation’s senior management. The SARs are performance based, because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
The share-based compensation recorded during the three and six months ended June 30, 2020 was $1.00 million and $1.70 million (three and six months ended June 30, 2019 - $0.66 million and $1.78 million).
At June 30, 2020, there were $0.13 million, $1.68 million and $1.05 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.

12.	INCOME TAXES

As of June 30, 2020, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2020 and December 31, 2019.

13.	SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income	$56	$142	$128	$252
Change in value of investments accounted for at fair value	527	(362)	136	13
Change in value of warrant liabilities	(1,238)	1,846	(92)	1,115
Change in value of Convertible Debentures	(465)	943	—	(493)
Foreign exchange (loss) gain	(255)	(16)	981	(19)
Other	—	(1)	(36)	1
Other (loss) income	$(1,375)	$2,552	$1,117	$869

14.	COMMITMENTS AND CONTINGENCIES
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
Canyon Project
In March of 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Canyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the Forest Supervisor for the Kaibab National Forest and the U.S. Forest Service (“USFS”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Canyon Project, (b) setting aside any approvals regarding exploration and mining operations at the Canyon Project, and (c) directing operations to cease at the Canyon Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Canyon Project until the USFS fully complies with all applicable laws. In April 2013, the Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit Court of Appeals, which were denied on June 30, 2015.
The hearing on the merits at the Court of Appeals was held on December 15, 2016. On December 12, 2017, the Ninth Circuit Court of Appeals issued its ruling on the merits in favor of the Defendants and the Company and against the Canyon Plaintiffs on all counts. The Canyon Plaintiffs petitioned the Ninth Circuit Court of Appeals for a rehearing en banc. On October 25, 2018, the Ninth Circuit panel ruled on the petition for rehearing en banc. The panel withdrew its prior opinion and filed a new opinion, which affirmed with one exception the District Court’s decision. The one exception relates to one of the Plaintiffs’ claims, which had been dismissed by the District Court for lack of standing. The Ninth Circuit panel reversed itself on its standing analysis, concluded that the Plaintiffs have standing to assert this claim and remanded the claim back to the District Court to hear the merits of Plaintiffs’ claim. On September 11, 2019, the Canyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Canyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment. On May 22, 2020, the District Court issued its final order in favor of the Company and the U.S. Forest Service.
On July 20, 2020, the Plaintiffs filed their Notice of Appeal of the District Court’s final order and, on July 21, 2020, the Ninth Circuit issued its Time Schedule Order setting due dates for the parties' briefs and actions required to perfect the appeal. As a part of the appeal, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.
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
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. The Company currently has $20.24 million posted against an undiscounted asset retirement obligation of $41.75 million (December 31, 2019 - $20.08 million posted against an undiscounted asset retirement obligation of $41.75 million).
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
United Nuclear contributed $0.13 million to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2020 (June 30, 2019 - $46 thousand).

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C. (now EFR Alta Mesa LLC) in June 2016. Pursuant to the Purchase Agreement, the Alta Mesa Properties are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members in the six months ended June 30, 2020 and does not anticipate paying any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.23 million as of June 30, 2020.

16.	FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of June 30, 2020. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of June 30, 2020, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$658	$—	$—	$658
Marketable equity securities	675	—	—	675
Marketable debt securities	—	1,007	—	1,007
Warrant liabilities	(2,751)	—	—	(2,751)
Convertible Debentures	(15,631)	—	—	(15,631)
	$(17,049)	$1,007	$—	$(16,042)

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
From July 1, 2020 through July 31, 2020, the Company issued 5.00 million common shares at an average price of $1.75 for net proceeds of $8.53 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six-month period ended June 30, 2020, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
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
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian currency, and $ to United States currency.

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

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company recently completed a campaign to recover vanadium from solutions in the tailings management systems at the Mill ("Pond Return") from which it recovered over 1.8 million pounds of high-quality vanadium. The Company is also evaluating opportunities for copper recovery from our Canyon Project and the extraction of REEs from uranium-bearing ores.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations (“Pond Return”). During the six months ended June 30, 2020, Mill activities focused primarily on the recovery of vanadium, along with relatively small amounts of uranium, from Pond Returns as well as the recovery of uranium from Alternate Feed Materials. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency have announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailing management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, during the second quarter of 2019, the Company began receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. The Company expects to generate significant revenue from this project, as well as demonstrate the responsible operations of the Mill for cleanup projects similar to those required on the Navajo Nation.
Energy Fuels is also currently conducting process test work and evaluating minor modifications to its operations, complementary to its uranium business, to potentially enable the processing of uranium- and thorium-bearing REE ores at the Mill. These ores are expected to come from third parties, either through ore purchase, tolling, or other arrangements, and Energy Fuels expects to produce a commercially viable rare earth concentrate or concentrates, while also recycling and recovering uranium from these ores. The rare earth concentrates would then be available for commercial sale to third party REE oxide separation and recovery facilities in the U.S. and elsewhere, and/or potentially for further refinement and REE separation and recovery at the Mill (see Recent Developments - Update on Rare Earth Element Initiative, below).
The Company’s ISR operations consist of our recently producing Nichols Ranch Project and our standby operation at the Alta Mesa Project. At our Nichols Ranch Project, the Company placed its ninth header house into production in March 2017. In order to save cash and resources, the Company is deferring additional wellfield development until uranium prices recover. The Project is now on standby. The Alta Mesa Project will remain on standby in the current uranium price environment.
We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to U.S. government action to support domestic uranium production which began with the Company’s Section 232 Petition submitted on January 16, 2018 (see Recent Developments - U.S. Nuclear Fuel Working Group Update, below). In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to resume wellfield construction at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Canyon Project, Daneros Project, La Sal Project and/or Whirlwind Project. The Company believes we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to resume production at our other conventional mines on standby and develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.
Recent Developments
COVID-19
The Company is evaluating the effects of the global, novel coronavirus ("COVID-19") crisis on the Company’s objectives and projections. Due to the current uncertainty, the Company is engaged in cost-cutting measures, while retaining the operational readiness of the Company’s main production assets. The Company is also continuing to work to secure U.S. government support for U.S. uranium miners. To date, although the Company has made some operational adjustments to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. The Company has evaluated any potential shut down of Company production facilities as a result of COVID-19, and has determined that any such shut down could be accommodated by the Company in a manner consistent with a typical shut down of Company facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized and is able to withstand any facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Partial Redemption of Convertible Debentures
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Debentures outstanding for approximately $7.78 million. The Debentures were redeemable for an amount equal to 101% plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. Following the partial redemption, Cdn$10.43 million aggregate principal amount of the Debentures remain outstanding and will continue to be subject to the terms of the Indenture and remain listed on the Toronto Stock Exchange. The remaining Debentures may be retired at any time in whole or in part at a price equal to 101% of their face value or at maturity at their face value either through the payment of cash or the issuance of Common Shares based on a 5% discount to the then prevailing market price of the Common Shares, at the Company’s option. See “Note 11 to the Financial Statements: Loans and Borrowings.”
The Company is proactively managing its outstanding indebtedness to ensure it has the ability to pay it off on the Company’s own timing and terms and with minimal disruption. The Company decided to redeem half of the Debentures prior to maturity because the U.S.-Canada exchange rate is currently favorable, the Company has sufficient cash available, and the Company will avoid approximately US$0.35 million in interest payments in 2020 by doing so. The Company intends to address the remaining Cdn$10.43 million balance over the next several months when it believes the timing is most appropriate.
Agreement to Acquire Prompt Fission Neutron (PFN) Borehole Logging Technology and Equipment
On May 6, 2020, the Company announced it had entered into an agreement to acquire from GeoInstruments Logging LLC ("GIL") all of its Prompt Fission Neutron ("PFN") technology and equipment, including all of its related intellectual property, giving Energy Fuels the exclusive right to use, license, and service this particular PFN technology globally. PFN is critical to successful uranium production particularly from many in situ recovery ("ISR") deposits, as it more accurately measures downhole in-situ U3O8 ore grade versus traditional Total Gamma and Spectral Gamma methods. On July 31, 2020, the parties closed the transaction and all such equipment and technology was transferred to the Company by way of a duly executed Assignment and Bill of Sale.
The PFN equipment and technology acquired by Energy Fuels includes: four (4) PFN tools; nine (9) gamma tools; two (2) low-mileage, heavy-duty logging trucks with logging and associated equipment; power supplies, computers, communication, and other technology; and all associated intellectual property, and the sole right to utilize and license the acquired PFN technology globally. The total consideration paid by Energy Fuels to GIL was $0.5 million cash, of which $0.15 million was paid in the second quarter of 2020 and the remainder was paid at closing.
Energy Fuels currently has some PFN equipment in various states of repair, which it has used for its mining operations in the past, as do other companies in the U.S. and around the world. With the acquisition of this additional PFN equipment and technology from GIL, Energy Fuels is not only able to utilize the additional equipment to ramp-up production from its ISR properties more quickly and efficiently in the event of improved market conditions, but has also secured the ability to service, repair and maintain PFN equipment currently held by the Company and others, as well as license this technology to others in the future.
Update on Rare Earth Element Initiative

On April 13, 2020, the Company announced its intent to enter the REE market following several months of review and testing, including discussions with various technical experts and the U.S. government. The U.S. government is actively seeking a domestic source of REE minerals, which are needed for national defense among other applications.

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

Energy Fuels believes the White Mesa Mill is uniquely suited to potentially receive and process a number of different types of ores for the recovery of REEs (along with uranium), which, if achievable on a commercial basis and subject to the receipt of any required license amendments, would eliminate the current need to ship those ores to China for processing. If successful, the Company expects to offer customers tolling or processing arrangements at the White Mesa Mill. Energy Fuels does not plan to mine REE ore itself at this time.
On May 21, 2020, the Company announced it had entered into consulting agreements with Constantine Karayannopoulos and Brock O'Kelley, two REE industry experts who each have decades of experience producing commercially viable rare earth products, to aid in the development and implementation of commercial and technical REE strategies for the Company’s REE program. A chemical engineer by training with more than 25 years of experience in the rare earth industry, Mr. Karayannopoulos, was at the time of the announcement Chairman of Neo Performance Materials (TSX:NEO) (“Neo”), one of the world's leading producers of advanced industrial materials, including rare earth-based engineered products, for multiple global markets. Mr. O'Kelley played a key role in the operation of the Mountain Pass, California rare earth processing facility during the 1990s and 2000s. Both are industry veterans with extensive knowledge of REE processing facility design, start-up, operations, and downstream value-added manufacturing of advanced REE products. On July 7, 2020, Mr. Karayannopoulos was appointed President and CEO of Neo, positions he held previously with Neo. As a result of his new executive roles with Neo, his consulting agreement with the Company will end on August 6, 2020. On July 31, 2020, the Company entered into a non-exclusive Letter of Intent with Neo, under which: (i) Mr. Karayannopoulos and other Neo personnel will continue to assist Energy Fuels in developing commercial and technical aspects of the Company’s REE strategy, including the potential production of a rare earth oxide concentrate at the Mill that can be sold to REE separation facilities; and (ii) the Company and Neo will work together toward potentially creating a longer term mutually beneficial relationship, which may involve commitments to buy and sell all or a portion of the REE concentrate produced at the Mill or other commercial arrangements.
Energy Fuels is currently conducting process test work and evaluating minor modifications to its White Mesa Mill operations, complementary to its uranium business, to enable the processing of uranium- and thorium-bearing rare earth ores at the Mill. These ores are expected to come from third parties, either through ore purchase, tolling, or other arrangements, and Energy Fuels expects to produce a commercially viable rare earth concentrate or concentrates, while also recycling and recovering uranium from these ores. The rare earth concentrates would then be available for commercial sale to third party REE oxide separation and recovery facilities in the U.S. and elsewhere, and/or potentially for further refinement and REE separation and recovery at the Mill.
Removal and recovery of the uranium and thorium from rare earth ores is the key aspect of Energy Fuels' value proposition, as many REE separation and recovery facilities are not able to handle uranium or thorium from a technical or regulatory standpoint. The White Mesa Mill has a 40-year history of responsibly handling, processing and recycling uranium and thorium bearing materials. Therefore, it has the potential to provide a crucial link in a commercially viable U.S REE supply chain.

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
On July 18, 2018, the U.S. Department of Commerce ("DOC") initiated the investigation (the “Section 232 Investigation”).
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
The appropriations process is currently underway.

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
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose significantly during the first quarter of 2020. The uranium spot price began the quarter at $27.30 per pound on March 31, 2020 and rose 21% to $33.00 per pound by the end of the quarter on June 30, 2020. The uranium spot price reached a high of $34.25 during the week ended May 22, 2020, and a low of $27.30 at the beginning of the quarter. TradeTech price data also indicates that long-term U3O8 prices rose $5.00 during the quarter, beginning the quarter at $34.00 per pound and ending the quarter at $39.00 per pound. On July 31, 2020, UxC LLC reported a spot price of $32.35 per pound.
During the quarter, significant production cuts were announced in response to the global COVID-19 crisis, including uranium facilities in Canada, Kazakhstan, and Namibia. Although Cameco Corporation recently announced it intends to reopen its Cigar Lake mine in Saskatchewan, Canada, at the beginning of September 2020, it is unknown at this time exactly how long the other shutdowns will last or how much uranium production will ultimately be removed from the market as a result of these shutdowns. The Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, including significant production cuts, and increased demand from utilities, financial entities, traders, and producers. It is the Company’s belief that the recent shutdowns are going to further tighten the market. The Company also continues to believe a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, and the length of time of any uranium mine, conversion or enrichment shut-downs.
Vanadium Market Update
During the three months ended June 30, 2020, the mid-point price of vanadium in Europe fell 5% from $5.58 per pound to $5.30 per pound. According to Metal Bulletin, vanadium prices rose dramatically in the second half of 2018 due to anticipated increased demand in China, which implemented new standards requiring increased quantities of vanadium in rebar. However, in late-2018, prices began to drop sharply “when market participants realized the enforcement of the revised rebar policy was not as stringent as had been expected and after steel mills increased their use of ferro-niobium to reduce consumption of more costly vanadium” (Metal Bulletin, January 20, 2020). During the first half of 2020 prices have generally been flat, however prices jumped in April 2020 after an “extended South Africa lockdown sparks supply concerns.” (Metal Bulletin, April 17, 2020). As of July 31, 2020, the mid-point spot price of vanadium in Europe was $5.30 per pound.
Operations Update and Outlook for Year Ending December 31, 2020
Overview
Operations and Sales Outlook Overview
In response to the Congressional appropriations for the creation of a U.S. uranium reserve, the potential extension of the Russian Suspension Agreement, and/or implementation of policy recommendations contained in the Working Group’s report, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, including the currently operating White Mesa Mill, the recently operating Nichols Ranch ISR Facility, and the Alta Mesa ISR Facility, La Sal Complex and Canyon Mine, which are all currently on standby, as market conditions may warrant. The Company may commence such activities, prior to confirmation of Congressional appropriations and prior to the definition of all implementation details, as market conditions may warrant, recognizing that there can be no guarantee that the required appropriations will be forthcoming or that the implementation details will be satisfactory, and that the outcome of this process is therefore uncertain. Alternatively, the Company may defer any such activities until further clarification on implementation of the U.S. uranium reserve and/or Congressional appropriations are obtained, or market conditions otherwise warrant. No decisions on any project-specific actions to be taken in response to U.S. government actions have been made at this time.
Subject to any actions the Company may take in response to U.S. government actions or market conditions, the Company plans to extract and/or recover limited amounts of uranium from its Nichols Ranch Project in 2020, which was placed on standby in the first quarter of 2020 due to the depletion of its existing wellfields. In addition, during 2020 the Company expects to recover uranium at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium Pond Return campaign, from Alternate Feed Materials and from other Pond Return activities. The vanadium Pond Return campaign conducted in 2019 was brought to a close in early 2020.
Subject to any actions the Company may take in response to U.S. government actions, both ISR and conventional uranium recovery is expected to be maintained at reduced levels, as a result of current uranium market conditions, until such time when market conditions improve sufficiently. Subject to any actions the Company may take in response to U.S. government actions, until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, subject to any actions the Company may take in response to U.S. government actions, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby.
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
Extraction and Recovery Activities Overview
During the six months ended June 30, 2020, the Company recovered approximately 83,000 pounds of U3O8, all of which were for the account of the Company. In the year ending December 31, 2020, the Company expects to recover a quantity of uranium within its previously published guidance of 125,000 to 175,000 pounds of U3O8. The Company also recovered approximately 67,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”) during the six months ended June 30, 2020 from its vanadium Pond Return campaign, which was suspended during the first quarter of 2020.
The Company has strategically opted not to enter into any uranium sales commitments for 2020. Therefore, subject to any actions the Company may take in response to U.S. government actions and general market conditions, all 2020 uranium production is expected to be added to existing inventories. Subject to any actions the Company may take in response to U.S. government actions, both ISR and conventional uranium extraction and/or recovery is expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered into. All V2O5 production is expected to be sold on the spot market if prices rise significantly above current levels, but otherwise maintained in inventory.
ISR Activities
During the six months ended June 30, 2020, the Company extracted and recovered approximately 6,000 pounds of U3O8 from its Nichols Ranch Project, which was placed on standby during the first quarter of 2020, due to the depletion of its existing wellfields. This amount of uranium production falls within the Company’s published guidance of approximately 6,000 pounds of U3O8 from Nichols Ranch during the year ended December 31, 2020.
As of June 30, 2020, the Nichols Ranch wellfields had nine header houses that previously extracted uranium, which are now depleted. Subject to any actions the Company may take in response to U.S. government actions, until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company expects to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfield, 22 wellfields at the adjacent Jane Dough wellfield, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Subject to any actions the Company may take in response to U.S. government actions, the Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the six months ended June 30, 2020, the Company produced 67,000 pounds of high-purity V2O5 from its Mill Pond Return program and 77,000 pounds of uranium from Alternate Feed Materials. During 2020, the Company expects to recover approximately 120,000 to 170,000 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium Pond Return campaign, from Alternate Feed Materials and from other Pond Return activities. In addition, there remains an estimated 1.5 to 3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings management facility awaiting future recovery from Pond Return as market conditions may warrant, placing the Company in a unique position to restart vanadium production quickly.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from Alternate Feed Materials, Pond Return, and the receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through all or most of 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed, or conventional mines are ramped up in response to U.S. government actions to support domestic uranium mining and/or recommendations of the Working Group, the Company would expect to be able to keep the Mill operating over a considerably longer period of time.
However, subject to any actions the Company may take in response to U.S. government actions, in the event the Company is unable to justify full operation of the Mill through 2020, the Company expects to place uranium and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant, if operating, and continue to receive and stockpile Alternate Feed Materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill's standby costs.
Conventional Standby, Permitting and Evaluation Activities
During the six months ended June 30, 2020, standby and environmental compliance activities continued to occur at the Canyon Project. Subject to any actions the Company may take in response to U.S. government actions and general market conditions, during 2020, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its low-cost Canyon Project. Subject to any actions the Company may take in response to U.S. government actions, the timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project, La Sal Complex, and Tony M, Whirlwind and Daneros mines. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.
Sales
During the six months ended June 30, 2020, the Company completed no uranium sales. The Company currently has no remaining contracts, and therefore all existing uranium inventory and future production is fully unhedged to future uranium price increases.
During the six months ended June 30, 2020, the Company did not complete the sale of any vanadium. The Company expects to continue to sell finished vanadium product, when justified, into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the recent Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill, in addition to evaluating the potential to recover REEs at the Mill.
The Company’s Plans in Response to U.S. Government Actions
As stated above, in response to U.S. government actions to support domestic uranium mining, the Company is evaluating activities aimed towards increasing uranium production at all or some of its facilities, subject to general market conditions. No decisions on any project-specific actions have been made at this time.
Continued Efforts to Minimize Costs
The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions and is evaluating whether additional cost-cutting measures may be warranted at this time as a result of general market conditions.

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Uranium concentrates	$—	$66	$—	$66
Vanadium concentrates	—	773	$—	$1,941
Alternate feed materials processing and other	395	2,232	788	2,734
Total revenues	395	3,071	788	4,741
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	63	—	63
Costs and expenses applicable to vanadium concentrates	—	928	—	1,460
Costs and expenses applicable to alternate feed materials and other	—	1,695	—	2,079
Total costs and expenses applicable to revenues	—	2,686	—	3,602
Impairment of inventories	428	4,906	1,506	6,082
Gross loss	(33)	(4,521)	(718)	(4,943)

Other operating costs and expenses
Development, permitting and land holding	60	1,399	737	5,741
Standby costs	2,729	1,251	4,653	2,335
Accretion of asset retirement obligation	478	481	956	994
Total other operating costs and expenses	3,267	3,131	6,346	9,070

Selling, general and administration
Selling costs	—	127	12	137
General and administration	3,170	3,725	7,200	7,476
Total selling, general and administration	3,170	3,852	7,212	7,613

Total operating loss	(6,470)	(11,504)	(14,276)	(21,626)
Interest expense	(345)	(362)	(695)	(691)
Other (loss) income	(1,375)	2,552	1,117	869
Net loss	$(8,190)	$(9,314)	$(13,854)	$(21,448)

Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.12)	$(0.23)
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
Revenues for the three months ended June 30, 2020 totaled $0.40 million, all of which was related to fees for ore received from a third-party uranium mine.

Revenues for the three months ended June 30, 2019 totaled $3.07 million, of which $0.77 million was related to sales of 98,000 pounds of vanadium concentrates and $2.23 million related to toll processing of uranium concentrates for third parties.
Revenues for the six months ended June 30, 2020 totaled $0.79 million, all of which was related to fees for ore received from a third-party uranium mine.
Revenues for the six months ended June 30, 2019 totaled $4.74 million; $1.94 million was related to sales of 150,000 pounds of vanadium concentrates and $2.73 million was related to toll processing of uranium concentrates.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended June 30, 2020, the Company recovered 200 pounds of U3O8 from ISR recovery activities for the Company's own account and zero pounds of V2O5 from Pond Return. In the three months ended June 30, 2019, the Company recovered 19,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 437,000 pounds of V2O5 from the Company's pond solutions.
There are no costs and expenses applicable to revenue for the three months ended June 30, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $2.69 million for the three months ended June 30, 2019. Costs and expenses applicable to revenue for the three months ended June 30, 2019 consisted of $0.93 million from V2O5 and $1.70 million related to Alternate Feed Materials.
In the six months ended June 30, 2020, the Company recovered six thousand pounds of U3O8 from ISR recovery activities for the Company's own account and 67,000 pounds of V2O5 from Pond Return. In the six months ended June 30, 2019, the Company recovered 40,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 765,000 pounds of V2O5 from the Company's pond solutions.
There are no costs and expenses applicable to revenue for the six months ended June 30, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $3.60 million for the six months ended June 30, 2019. Costs and expenses applicable to revenue for the six months ended June 30, 2019 consisted of $1.46 million from V2O5 and $2.08 million related to Alternate Feed Materials.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended June 30, 2020, the Company spent $0.06 million for development of the Company's properties. For the three months ended June 30, 2019, the Company spent $1.40 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
For the six months ended June 30, 2020, the Company spent $0.74 million for development of the Company's properties. For the six months ended June 30, 2019, the Company spent $5.74 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
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
For the three months ended June 30, 2020, standby costs totaled $2.73 million compared with $1.25 million in the prior year. For the six months ended June 30, 2020, standby costs totaled $4.65 million compared with $2.34 million in the prior year. The increase is primarily related to a reduction in recovery activities at the Nichols Ranch.

Accretion
Accretion related to the asset retirement obligation for the Company’s properties were $0.48 million and $0.96 million for the three and six months ended June 30, 2020 compared with $0.48 million and $0.99 million for the three and six months ended June 30, 2019, respectively. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.17 million and $7.21 million for the three and six months ended June 30, 2020 compared to $3.85 million and $7.61 million for the three and six months ended June 30, 2019, respectively.
Impairment of Inventories
For the three and six months ended June 30, 2020, the Company recognized $0.43 million and $1.51 million, respectively, in impairment charges related to inventory. For the three and six months ended June 30, 2019, the Company recognized $4.91 million and $6.08 million, respectively, in inventory impairment. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended June 30, 2020 was $0.35 million compared with $0.36 million for the three months ended June 30, 2019, respectively. Interest expense for the six months ended June 30, 2020 was $0.70 million compared with $0.69 million for the six months ended June 30, 2019, respectively.
Other income and expense
For the three months ended June 30, 2020, other income and expense was $1.38 million loss, net. These amounts primarily consist of a mark-to-market loss on the change in the fair value of the Convertible Debentures of $0.47 million, a mark-to-market loss on the increase in fair value of warrant liabilities of $1.24 million, and a loss on foreign exchange of $0.26 million, offset by a $0.53 million mark-to-market gain on investments accounted for at fair value and interest income of $0.06 million.
For the three months ended June 30, 2019, other income and expense was $2.55 million income, net. These amounts primarily consist of a mark-to-market gain on the change in fair value of the Convertible Debentures of $0.94 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $1.85 million, and interest income of $0.14 million, offset by a $0.36 million mark-to-market loss on investments accounted for at fair value.
For the six months ended June 30, 2020, other income and expense was $1.12 million income, net. These amounts primarily consist of a gain on foreign exchange of $0.98 million, a $0.14 million mark-to-market gain on investments accounted for at fair value, and interest income of $0.13 million, offset by a mark-to-market loss on the increase in fair value of warrant liabilities of $0.09 million.
For the six months ended June 30, 2019, other income and expense was $0.87 million income, net. These amounts primarily consist of a mark-to-market gain on the decrease in fair value of warrant liabilities of $1.12 million, a $0.01 million mark-to-market gain on investments accounted for at fair value and interest income of $0.25 million, offset by a mark-to-market loss on the change in fair value of the Convertible Debentures of $0.49 million.
LIQUIDITY AND CAPITAL RESOURCES
Shares issued for cash
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

From July 1, 2020 through July 31, 2020, the Company issued 5.00 million Common Shares at an average price of $1.75 for net proceeds of $8.5 million using the ATM.
Working capital at June 30, 2020 and future requirements for funds
At June 30, 2020, the Company had net working capital of $38.04 million, including $26.64 million in cash, $1.68 million of marketable securities, approximately 575,000 pounds of uranium finished goods inventory and approximately 1,675,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company is actively focused on its forward-looking liquidity needs, especially in light of the current depressed uranium markets. The Company is evaluating its ongoing fixed cost structure as well as decisions related to project retention, advancement and development. If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long-term business needs require. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Six months ended June 30, 2020
Cash, cash equivalents and restricted cash were $46.87 million at June 30, 2020, compared to $32.89 million at December 31, 2019. The increase of $13.98 million was due primarily to cash provided by financing activities of $27.10 million, cash provided by investing activities of $3.05 million, offset by cash used in operating activities of $15.83 million and loss on foreign exchange on cash held in foreign currencies of $0.34 million.
Net cash used in operating activities of $15.83 million is comprised of the net loss of $13.85 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.10 million of depreciation and amortization of property, plant and equipment, $1.51 million impairment on inventory, share-based compensation expense of $1.70 million, accretion of asset retirement obligation of $0.96 million, other non-cash expenses of $0.65 million, a decrease in trade and other receivables of $0.40 million, a decrease in prepaid expenses and other assets of $0.19 million, a $0.09 million change in warrant liabilities, offset by unrealized foreign exchange gain of $0.71 million, an increase in inventories of $4.77 million and a decrease in accounts payable and accrued liabilities of $3.10 million.
Net cash provided by investing activities was $3.05 million comprised of $3.20 million cash received from maturities of marketable securities and $0.15 million cash used for the purchase of mineral properties and property, plant and equipment.
Net cash provided by financing activities totaled $27.10 million consisting of $27.86 million net proceeds from the issuance of common shares from public offerings and $0.13 million cash received from non-controlling interest partially offset by $0.42 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units and $0.48 million to repay loans and borrowings.
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
Net cash used in operating activities of $22.99 million is comprised of the net loss of $21.45 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.63 million of depreciation and amortization of property, plant and equipment, $6.08 million impairment on inventory, stock based compensation expense of $1.78 million, accretion of asset retirement obligation of $0.99 million, $1.12 million change in warrant liabilities, $0.49 million change in value of convertible debentures, other non-cash expenses of $0.97 million, a decrease in trade and other receivables of $0.34 million, a decrease in prepaid expenses and other assets of $0.54 million, unrealized foreign exchange gain of $0.22 million, offset by a decrease in accounts payable and accrued liabilities of $2.40 million, a decrease in inventories of $7.08 million and changes in deferred revenue of $2.72 million.

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
Recently Adopted Accounting Pronouncements
Fair Value Measurement
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty would be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments would be applied retrospectively to all periods presented upon their effective date. The Company adopted this pronouncement effective January 1, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard is effective for reporting periods beginning after December 15, 2022 (January 1, 2023 for the Company) for Smaller Reporting Companies. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2020 ($000):

Cash and cash equivalents	$5,255
Accounts payable and accrued liabilities	(540)
Loans and borrowings	(15,613)
Total	$(10,898)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2020 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar	$(149)

Weakening net earnings	-1% change in U.S. dollar	$149
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of June 30, 2020, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we began implementing a remediation plan to address the material weakness described therein. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2019, or in this Form 10-Q for the quarter ended June 30, 2020.
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
ENERGY FUELS INC.
(Registrant)

Dated: July 31, 2020	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: July 31, 2020	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer