Form 10-Q
period 2020-09-30
ENERGY FUELS INC
filed 2020-11-02
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36204
ENERGY FUELS INC.
(Exact name of registrant as specified in its charter)

Ontario,	Canada	98-1067994
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

225 Union Blvd.,	Suite 600
Lakewood,	Colorado	80228
(Address of principal executive offices)		(Zip Code)

(303) 974-2140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	UUUU	NYSE American
	EFR	Toronto Stock Exchange
Warrants to purchase common shares	UUUU-WT	NYSE American

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

As of October 30, 2020, the registrant had 131,074,328 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2020

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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the activities proposed in the President’s Budget for fiscal year 2021, including the establishment of a Uranium Reserve for the United States, and risks related to any additional recommendations of the United States Nuclear Fuel Working Group not benefiting the Company in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:
•global economic risks, including the occurrence of unforeseen or catastrophic events, such as the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), which could create economic and financial disruptions and require the Company to reduce or cease operations at some or all of its facilities for an indeterminate period of time, and which could have a material impact on the Company’s business, operations, personnel and financial condition;
•risks associated with mineral reserve and resource estimates, including the risk of errors in assumptions or methodologies;
•risks associated with estimating mineral extraction and recovery, forecasting future price levels necessary to support mineral extraction and recovery, and the Company’s ability to increase mineral extraction and recovery in response to any increases in commodity prices or other market conditions;
•uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in-situ uranium recovery operations;
•risks associated with the activities proposed in the President’s Budget for fiscal year 2021, including the establishment of a Uranium Reserve for the United States, being subject to appropriation by the Congress of the United States, and the details of implementation of the President’s Budget not yet having been defined;
•risks associated with any additional recommendations of the U.S. Nuclear Fuel Working Group not benefiting the Company in any material way;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;
•risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;
•risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of the White Mesa Mill in Utah;
•risks associated with labor costs, labor disturbances, and unavailability of skilled labor;

•risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in the Company’s production processes;
•risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;
•actions taken by regulatory authorities with respect to mineral extraction and recovery activities;
•risks associated with the Company’s dependence on third parties in the provision of transportation and other critical services;
•risks associated with the ability of the Company to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;
•risks associated with the ability of the Company to negotiate access rights on certain properties on favorable terms or at all;
•the adequacy of the Company's insurance coverage;
•uncertainty as to reclamation and decommissioning liabilities;
•the ability of the Company’s bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;
•the ability of the Company to meet its obligations to its creditors;
•the ability of the Company to access credit facilities on favorable terms;
•risks associated with paying off indebtedness at its maturity;
•risks associated with the Company’s relationships with its business and joint venture partners;
•failure to obtain industry partner, government, and other third-party consents and approvals, when required;
•competition for, among other things, capital, mineral properties, and skilled personnel;
•failure to complete and integrate proposed acquisitions and incorrect assessments of the value of completed acquisitions;
•risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;
•risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium and copper price levels;
•fluctuations in the market prices of uranium, vanadium and copper, which are cyclical and subject to substantial price fluctuations;
•risks associated with the Company's uranium sales, if any, being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;
•risks associated with the Company's vanadium sales, if any, generally being required to be made at spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium sales terms at satisfactory prices in the future;
•risks associated with asset impairment as a result of market conditions;
•risks associated with lack of access to markets and the ability to access capital;
•public resistance to nuclear energy or uranium extraction and recovery;
•Governmental resistance to nuclear energy or uranium extraction or recovery;
•risks associated with inaccurate or nonobjective media coverage of the Company's activities and the impact such coverage may have on the public, the market for the Company's securities, government relations, permitting activities and legal challenges, as well as the costs to the Company of responding to such coverage;
•uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state subsidized production;
•risks associated with the Company's involvement in industry petitions for trade remedies, including the costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium and participants in other phases of the nuclear fuel cycle;
•risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;

•risks related to potentially higher than expected costs related to any of the Company's projects or facilities;
•risks associated with the Company’s ability to recover vanadium from pond solutions at the White Mesa Mill;
•risks related to the Company’s ability to recover copper from our Canyon uranium project ores;
•risks related to securities regulations;
•risks related to stock price and volume volatility;
•risks related to the Company's ability to maintain our listing on the NYSE American and Toronto Stock Exchanges;
•risks related to the Company's ability to maintain our inclusion in various stock indices;
•risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;
•risks related to the Company's lack of dividends;
•risks related to recent market events;
•risks related to the Company's issuance of additional common shares ("the Common Shares") under our At-the-Market ("ATM") program or otherwise to provide adequate liquidity in depressed commodity market circumstances;
•risks related to acquisition and integration issues;
•risks related to defects in title to the Company's mineral properties;
•risks related to the Company's securities; and
•risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Uranium concentrates	$—	$—	$—	$66
Vanadium concentrates	—	16	—	1,957
Alternate feed materials processing and other	486	407	1,274	3,141
Total revenues	486	423	1,274	5,164
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	—	—	63
Costs and expenses applicable to vanadium concentrates	—	16	—	1,476
Costs and expenses applicable to alternate feed materials and other	—	—	—	2,079
Total costs and expenses applicable to revenues	—	16	—	3,618
Other operating costs
Impairment of inventories	138	2,330	1,644	8,412
Development, permitting and land holding	1,944	2,310	2,681	8,051
Standby costs	3,451	869	8,104	3,204
Accretion of asset retirement obligation	478	484	1,434	1,478
Selling costs	3	30	15	167
General and administration	3,820	3,216	11,020	10,692
Total operating loss	(9,348)	(8,832)	(23,624)	(30,458)

Interest expense	(218)	(419)	(913)	(1,110)
Other income	628	2,312	1,745	3,181
Net loss	(8,938)	(6,939)	(22,792)	(28,387)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(171)	241	(398)	(666)
Other comprehensive income (loss)	(171)	241	(398)	(666)
Comprehensive loss	$(9,109)	$(6,698)	$(23,190)	$(29,053)

Net loss attributable to:
Owners of the Company	$(8,855)	$(6,840)	$(22,699)	$(28,279)
Non-controlling interests	(83)	(99)	(93)	(108)
	$(8,938)	$(6,939)	$(22,792)	$(28,387)
Comprehensive loss attributable to:
Owners of the Company	$(9,026)	$(6,599)	$(23,097)	$(28,945)
Non-controlling interests	(83)	(99)	(93)	(108)
	$(9,109)	$(6,698)	$(23,190)	$(29,053)

Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.19)	$(0.30)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$26,584	$12,810
Marketable securities	1,538	4,838
Trade and other receivables, net	964	1,254
Inventories, net	27,420	22,808
Prepaid expenses and other assets	1,903	1,462
Total current assets	58,409	43,172
Inventories, net	1,149	1,149
Operating lease right of use asset	722	922
Investments accounted for at fair value	566	654
Property, plant and equipment, net	24,299	26,203
Mineral properties, net	83,539	83,539
Restricted cash	20,228	20,081
Total assets	$188,912	$175,720

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,002	$5,438
Current portion of operating lease liability	281	288
Current portion of warrant liabilities	2,499	—
Current portion of asset retirement obligation	46	46
Current portion of loans and borrowings	7,898	16,866
Total current liabilities	13,726	22,638
Warrant liabilities	—	2,791
Operating lease liability	544	758
Asset retirement obligation	20,360	18,926
Total liabilities	34,630	45,113
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 130,273,504 at September 30, 2020 and 100,735,889 at December 31, 2019	540,690	493,958
Accumulated deficit	(392,735)	(370,036)
Accumulated other comprehensive income	2,591	2,989
Total shareholders' equity	150,546	126,911
Non-controlling interests	3,736	3,696
Total equity	154,282	130,607
Total liabilities and equity	$188,912	$175,720

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(5,657)	—	(5,657)	(7)	(5,664)
Other comprehensive loss	—	—	—	152	152	—	152
Shares issued for cash by public offering	11,300,000	16,611	—	—	16,611	—	16,611
Shares issued for cash by at-the-market offering	2,388,815	4,047	—	—	4,047	—	4,047
Share issuance cost	—	(1,563)	—	—	(1,563)	—	(1,563)
Share-based compensation	—	997	—	—	997	—	997
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	30,000	57	—	—	57	—	57
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962
Net loss	—	—	(8,187)	—	(8,187)	(3)	(8,190)
Other comprehensive loss	—	—	—	(379)	(379)	—	(379)
Shares issued for cash by at-the-market offering	5,559,548	8,969	—	—	8,969	—	8,969
Share issuance cost	—	(202)	—	—	(202)	—	(202)
Share-based compensation	—	704	—	—	704	—	704
Shares issued for consulting services	30,000	33	—	—	33	—	33
Balance at June 30, 2020	120,534,705	$523,196	$(383,880)	$2,762	$142,078	$3,819	$145,897
Net loss	—	—	(8,855)	—	(8,855)	(83)	(8,938)
Other comprehensive loss	—	—	—	(171)	(171)	—	(171)
Shares issued for cash by at-the-market offering	9,708,799	17,168	—	—	17,168	—	17,168
Share issuance cost	—	(388)	—	—	(388)	—	(388)
Share-based compensation	—	668	—	—	668	—	668
Shares issued for consulting services	30,000	46	—	—	46	—	46
Balance at September 30, 2020	130,273,504	$540,690	$(392,735)	$2,591	$150,546	$3,736	$154,282

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(12,127)	—	(12,127)	(7)	(12,134)
Other comprehensive loss	—	—	—	(136)	(136)	—	(136)
Shares issued for cash by public offering	754,712	2,471	—	—	2,471	—	2,471
Share issuance cost	—	(62)	—	—	(62)	—	(62)
Share-based compensation	—	1,121	—	—	1,121	—	1,121
Shares issued for exercise of stock options	33,906	102	—	—	102	—	102
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	18,848	52	—	—	52	—	52
Balance at March 31, 2019	93,102,682	$472,987	$(344,185)	$3,707	$132,509	$3,759	$136,268
Net loss	—	—	(9,312)	—	(9,312)	(2)	(9,314)
Other comprehensive loss	—	—	—	(771)	(771)	—	(771)
Shares issued for cash by at-the-market offering	2,141,817	6,595	—	—	6,595	—	6,595
Shares issued to settle liabilities	266,272	847			847		847
Share issuance cost	—	(151)	—	—	(151)	—	(151)
Share-based compensation	—	663	—	—	663	—	663
Shares issued for exercise of stock options	20,899	44	—	—	44	—	44
Shares issued for exercise of warrants	1,450	5	—	—	5	—	5
Shares issued for consulting services	18,237	63	—	—	63	—	63
Contributions attributable to non-controlling interest	—	—	—	—	—	46	46
Balance at June 30, 2019	95,551,357	$481,053	$(353,497)	$2,936	$130,492	$3,803	$134,295
Net loss	—	—	(6,840)	—	(6,840)	(99)	(6,939)
Other comprehensive loss	—	—	—	241	241	—	241
Shares issued for cash by at-the-market offering	2,618,297	5,978	—	—	5,978	—	5,978
Share issuance cost	—	(134)	—	—	(134)	—	(134)
Share-based compensation	—	714	—	—	714	—	714
Shares issued for consulting services	18,848	57	—	—	57	—	57
Balance at September 30, 2019	98,188,502	$487,668	$(360,337)	$3,177	$130,508	$3,704	$134,212

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss for the period	$(22,792)	$(28,387)
Items not involving cash:
Depletion, depreciation and amortization	1,911	921
Share-based compensation	2,369	2,498
Change in value of Convertible Debentures	(153)	(447)
Change in value of warrant liabilities	(215)	(3,281)
Accretion of asset retirement obligation	1,434	1,478
Unrealized foreign exchange gain	(860)	(142)
Impairment of inventories	1,644	8,412
Revision of asset retirement obligation	—	151
Other non-cash expenses	649	2,367
Changes in assets and liabilities
Increase in inventories	(5,748)	(12,854)
Decrease in trade and other receivables	291	234
Increase in prepaid expenses and other assets	(442)	(236)
Decrease in accounts payable and accrued liabilities	(3,364)	(2,688)
Changes in deferred revenue	—	(2,724)
	(25,276)	(34,698)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(515)	—
Maturities and sales of marketable securities	3,707	19,530
	3,192	19,530
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	44,642	14,696
Proceeds from notes payable	—	801
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(415)	—
Repayment of loans and borrowings	(8,303)	(79)
Cash received from exercise of warrants	—	5
Cash received from exercise of stock options	—	146
Cash received from non-controlling interest	133	46
	36,057	15,615
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	13,973	447
Effect of exchange rate fluctuations on cash held in foreign currencies	(52)	43
Cash, cash equivalents and restricted cash - beginning of period	32,891	34,292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$46,812	$34,782
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$720	$1,110
Warrant liability transferred to equity upon exercise	$—	$2
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
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
3.    MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of September 30, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$493	$—	$9	$502
Marketable equity securities	824	(480)	692	1,036
Marketable securities	$1,317	$(480)	$701	$1,538
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
During the nine months ended September 30, 2020 and 2019, we did not recognize any other-than-temporary impairment losses.
The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

Due in less than 12 months	$502
Due in 12 months to two years	—
Due in greater than two years	—
$502
4.    INVENTORIES

	September 30, 2020	December 31, 2019
Concentrates and work-in-progress(1)	$25,556	$20,893
Inventory of ore in stockpiles	241	241
Raw materials and consumables	2,772	2,823
	$28,569	$23,957
Inventories - by duration
Current	$27,420	$22,808
Long term - raw materials and consumables	1,149	1,149
	$28,569	$23,957
(1) For the three and nine months ended September 30, 2020, the Company recorded an impairment loss of $0.14 million and $1.64 million in the statement of operations related to concentrates and work in progress inventories (September 30, 2019 - $2.33 million and $8.41 million).
5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(15,641)	$13,569	$29,210	$(14,115)	$15,095
Alta Mesa	13,626	(3,861)	9,765	13,626	(3,179)	10,447
Equipment and other	13,415	(12,450)	965	12,900	(12,239)	661
Property, plant and equipment total	$56,251	$(31,952)	$24,299	$55,736	$(29,533)	$26,203

The following is a summary of mineral properties:

	September 30, 2020	December 31, 2019
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2020	December 31, 2019
Asset retirement obligation, beginning of period	$18,972	$19,104
Revision of estimate	—	(2,063)
Accretion of liabilities	1,434	1,931
Asset retirement obligation, end of period	$20,406	$18,972
Asset retirement obligation:
Current	$46	$46
Non-current	20,360	18,926
Asset retirement obligation, end of period	$20,406	$18,972
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at September 30, 2020 is $41.75 million (December 31, 2019 - $41.75 million).
The following table summarizes the Company’s restricted cash:

	September 30, 2020	December 31, 2019
Restricted cash, beginning of period	$20,081	$19,652
Additional collateral posted	179	429
Refunds of collateral	(32)	—
Restricted cash, end of period	$20,228	$20,081
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
Cash, cash equivalents and restricted cash are included in the following accounts at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$26,584	$12,810
Restricted cash included in other long-term assets	20,228	20,081
Total cash, cash equivalents and restricted cash	$46,812	$32,891

7.    LOANS AND BORROWINGS
The Company’s interest-bearing loans and borrowings, which are recorded at amortized cost, and the Company’s Convertible Debentures, which are recorded at fair value, are as follows.

	September 30, 2020	December 31, 2019
Current portion of loans and borrowings:
Convertible Debentures	$7,898	$16,382
Notes payable	—	484
Total current loans and borrowings	$7,898	$16,866
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
On August 4, 2016, the Company, by a vote of the Debenture holders, extended the maturity date of the Convertible Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Convertible Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that will enable the Company, upon giving not less than 30 days' notice to Debenture holders, to redeem the Convertible Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Convertible Debentures up to but excluding the redemption date. A right (in favor of each Debenture holder) was also added which gave the Debenture holders the option to require the Company to purchase, for cash, on the previous maturity date of June 30, 2017, up to 20% of the Convertible Debentures held by the Debenture holders at a price equal to 100% of the principal amount purchased plus accrued and unpaid interest (less any tax required by law to be deducted). In the three months ended June 30, 2017, Debenture holders elected to redeem Cdn$1.13 million ($0.87 million) under this right. No additional purchases are allowed under this right. In addition, certain other amendments were made to the Indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the Indenture that no longer apply, such as U.S. securities law restrictions.
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

On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Convertible Debentures outstanding. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Debentures remain outstanding. The Convertible Debentures are no longer subject to the terms of the Indenture, and cease to be listed on the Toronto Stock Exchange.
The Company currently has no other remaining short- or long-term debt.
The Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the three and nine months ended September 30, 2020, the Company recorded a gain on revaluation of Convertible Debentures of $0.15 million and $0.15 million (September 30, 2019 – gain of $0.94 million and $0.45 million), respectively.
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
Total lease cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating leases	$78	$99	$262	$309
Short-term leases	74	96	223	222
Sublease income	—	(9)	—	(65)
Total lease expense	$152	$186	$485	$466
The weighted average remaining lease term and weighted average discount rate were as follows:

	Nine months ended September 30,
	2020	2019
Weighted average remaining lease term of operating leases	2.7 years	3.5 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$85	$105	$282	$243

Future minimum payments of operating lease liabilities as of September 30, 2020 are as follows:

Years Ending December 31:
2020 (excluding the nine months ended September 30, 2020)	$85
2021	343
2022	350
2023	147
2024	—
Thereafter	—
Total lease payments	$925
Less: interest	(100)
Present value of lease liabilities	$825
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
In the nine months ended September 30, 2020, the Company issued 17.66 million Common Shares under the Company’s ATM for net proceeds of $29.50 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2020
September 2016(1)	September 20, 2021	2.45	4,166,030	$2,499
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
10.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Loss attributable to shareholders	$(8,855)	$(6,840)	$(22,699)	$(28,279)
Basic and diluted weighted average number of common shares outstanding	115,295,589	96,840,539	117,487,582	94,321,950
Loss per common share	$(0.08)	$(0.07)	$(0.19)	$(0.30)
For the three and nine months ended September 30, 2020, 6.16 million (September 30, 2019 - 5.66 million) options and warrants and the potential conversion of the Convertible Debentures have been excluded from the calculation as their effect would have been anti-dilutive.
11.    SHARE-BASED PAYMENTS
The Company, under the 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights ("SARs"). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At September 30, 2020, a total of 13,027,350 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price ("VWAP"). Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.71 million options granted in the nine months ended September 30, 2020 (September 30, 2019 – 0.30 million options). At September 30, 2020, there were 1.99 million options outstanding with 1.59 million options exercisable, at a weighted average exercise price of $2.83 and $3.04, respectively, with a weighted average remaining contractual life of 3.06 years. The fully vested options had no intrinsic value at September 30, 2020.
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2020 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	0.16% - 1.55%
Expected life	3 - 5 years
Expected volatility	61.6% - 62.5%	*
Expected dividend yield	—%
Weighted average expected life of option	5.0 years
Weighted average grant date fair value	$0.71 - $0.85
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at September 30, 2020 and December 31, 2019, and the changes for the fiscal periods ending on those dates is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	3.94	(342,866)
Expired	6.97	6.97	(144,100)
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76 - 1.79	1.77	706,774
Exercised	—	—	—
Forfeited	1.70 - 5.18	2.51	(106,176)
Expired	4.12 - 5.22	4.40	(98,512)
Balance, September 30, 2020	$1.70 - $15.61	$2.83	1,989,519
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	223,381	$1.32
Granted	706,774	0.82
Vested	(506,310)	0.94
Forfeited	(22,176)	1.96
Non-vested September 30, 2020	401,669	$0.94
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the nine months ended September 30, 2020, the Company's Board of Directors issued 0.74 million RSUs under the Compensation Plan (September 30, 2019 - 0.72 million).
A summary of the status and activity of non-vested RSUs at September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	1,315,536	$2.45
Granted	740,998	1.66
Vested	(746,477)	2.46
Forfeited	(146,980)	2.15
Non-vested September 30, 2020	1,163,077	$1.99
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2020 was $1.97 million (September 30, 2019 – $2.51 million).
Stock Appreciation Rights
During the nine months ended September 30, 2019, the Company's Board of Directors issued 2.20 million stock appreciation rights (SARs) under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Company's senior management. The SARs are performance based, because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
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
The share-based compensation recorded during the three and nine months ended September 30, 2020 was $0.67 million and $2.37 million (three and nine months ended September 30, 2019 - $0.71 million and $2.50 million).
At September 30, 2020, there were $0.08 million, $0.89 million and $0.49 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.
12.    INCOME TAXES
As of September 30, 2020, the Company does not believe it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of September 30, 2020 and December 31, 2019.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income	$(4)	$134	$124	$386
Change in value of investments accounted for at fair value	258	(589)	394	(576)
Change in value of warrant liabilities	307	2,166	215	3,281
Change in value of Convertible Debentures	153	940	153	447
Foreign exchange gain (loss)	(105)	(15)	876	(34)
Other	19	(324)	(17)	(323)
Other income	$628	$2,312	$1,745	$3,181
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
On July 20, 2020, the Plaintiffs filed their Notice of Appeal of the District Court’s final order, and the Ninth Circuit has since issued its Time Schedule Order setting due dates for the parties' briefs and actions required to perfect the appeal. As a part of the appeal, the Company may be required to maintain the Canyon Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.
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
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligation. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. The Company currently has $20.23 million posted against an undiscounted asset retirement obligation of $41.75 million (December 31, 2019 - $20.08 million posted against an undiscounted asset retirement obligation of $41.75 million).

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
United Nuclear contributed $0.13 million to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2020 (September 30, 2019 - $46 thousand).
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C. (now EFR Alta Mesa LLC) in June 2016. Pursuant to the Purchase Agreement, the Alta Mesa Properties are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members in the nine months ended September 30, 2020 and does not anticipate paying any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the remainder of 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.32 million as of September 30, 2020.
16.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company's assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of September 30, 2020. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2020, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$566	$—	$—	$566
Marketable equity securities	1,036	—	—	1,036
Marketable debt securities	—	502	—	502
Warrant liabilities	(2,499)	—	—	(2,499)
Convertible Debentures	(7,898)	—	—	(7,898)
	$(8,795)	$502	$—	$(8,293)
The Company's investments are marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

17.    SUBSEQUENT EVENTS
Full Redemption of Convertible Debentures
On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 millions Convertible Debentures outstanding. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Convertible Debentures remain outstanding. The Convertible Debentures are no longer subject to the terms of the Indenture, and cease to be listed on the Toronto Stock Exchange.
The Company currently has no other remaining short- or long-term debt.
Sale of shares in the Company's ATM program.
From October 1, 2020 through October 30, 2020, the Company issued 0.80 million Common Shares at a weighted average price of $1.72 for net proceeds of $1.35 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2020, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See "Cautionary Statement Regarding Forward-Looking Statements” above.
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

Our uranium concentrate is produced from multiple sources:

•Conventional recovery operations at our White Mesa Mill (the "Mill") including:
•Processing ore from uranium mines; and
•Recycling of uranium bearing materials that are not derived from conventional ore ("Alternate Feed Materials"); and
•In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. The Company recently completed a campaign to recover vanadium from solutions in the tailings management system at the Mill ("Pond Return") from which it recovered over 1.8 million pounds of high-purity vanadium. The Company is also evaluating opportunities for copper recovery from our Canyon Project and the extraction of REEs from uranium-bearing ores.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium, under multiple toll processing arrangements as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations through its Pond Return program. During the three and nine months ended September 30, 2020, Mill activities focused primarily on the recovery of vanadium, along with relatively small amounts of uranium, from Pond Returns, and the recovery of uranium from Alternate Feed Materials. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.

The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency have announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while at the same time permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailing management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, during the second quarter of 2019, the Company began receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project, also demonstrates the ability of the Mill to responsibly cleanup projects similar to those required on the Navajo Nation.
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
Full Redemption of Convertible Debentures
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Debentures outstanding for approximately $7.78 million. The Debentures were redeemable for an amount equal to 101% of principal plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Debentures outstanding for approximately $7.82 million. The Debentures were redeemable for an amount equal to 101% of principal plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Debentures remain outstanding or are subject to the terms of the Indenture, and the Debentures have ceased to be listed on the Toronto Stock Exchange. See “Note 11 to the Financial Statements: Loans and Borrowings.”

The Company proactively managed its outstanding indebtedness to ensure it had the ability to pay it off on the Company’s own timing and terms and with minimal operational disruption. The Company decided to redeem all of the Debentures prior to maturity because the U.S.-Canada exchange rate was favorable, the Company has sufficient cash available, and the Company avoided approximately US$0.46 million in interest payments in 2020 by doing so.
The Company currently has no other remaining short- or long-term debt.
Agreement to Acquire Prompt Fission Neutron (PFN) Borehole Logging Technology and Equipment
On May 6, 2020, the Company announced it had entered into an agreement to acquire from GeoInstruments Logging LLC ("GIL") all of its Prompt Fission Neutron ("PFN") technology and equipment, including all of its related intellectual property, giving Energy Fuels the exclusive right to use, license, and service this particular PFN technology globally. PFN is critical to successful uranium production particularly from many in situ recovery ("ISR") deposits, as it more accurately measures downhole in-situ U3O8 ore grade versus traditional Total Gamma and Spectral Gamma methods. On July 31, 2020, the parties closed the transaction and all such equipment and technology was transferred to the Company.
The PFN equipment and technology acquired by Energy Fuels includes: four (4) PFN tools; nine (9) gamma tools; two (2) low-mileage, heavy-duty logging trucks with logging and associated equipment; power supplies, computers, communication, and other technology; and all associated intellectual property, and the sole right to utilize and license the acquired PFN technology globally. The total consideration paid by Energy Fuels to GIL was $0.5 million cash, of which $0.15 million was paid in the second quarter of 2020 and the remainder was paid at closing in the third quarter of 2020.
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

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that have a variety of industrial, energy, military and defense uses, including automotive components, communications technology, clean energy production, consumer electronics, weapons systems, advanced magnets, lasers and numerous other applications. According to a 2017 report by the United States Geological Survey ("USGS"), China has controlled more than 90% of the global supply of REEs since the late-1990s and has placed restrictions on REE exports since 2010.

Energy Fuels believes the White Mesa Mill is uniquely suited to potentially receive and process a number of different types of ores for the recovery of REEs (along with uranium), which, if achievable on a commercial basis and subject to the receipt of any required license or permit amendments, would eliminate the current need to ship those ores to China for processing. If successful, the Company expects to offer customers tolling or processing arrangements at the White Mesa Mill. Energy Fuels does not plan to mine REE ore itself at this time.
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

The proposed budgeted activities are subject to appropriation by the Congress of the United States, and as the details of implementation of activities pursuant to the President’s Budget have not yet been defined, there can be no certainty of the outcome of the President’s Budget or any further evaluations of the Working Group.  Therefore, the outcome of this process remains uncertain. If the required appropriations are not made by Congress, or if the U.S. President does not implement the activities contemplated by the President’s Budget, or implements them in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not otherwise improve, or as general market conditions may otherwise dictate, we may reduce our operational activities as required in order to minimize our cash expenditures while preserving our asset base for increased production in the future as market conditions may warrant.
On September 14, 2020, the DOC announced that it had obtained Russia's agreement to extend limits on uranium imports into the U.S. from Russia through 2040 under an extended Russian Suspension Agreement. This is an important step toward maintaining the long-term health of the U.S. uranium mining industry. The DOC won important concessions from Russia, including lower quotas starting in the mid-2020's, allowing only a portion of the quotas to be used for the sale of U3O8 and conversion into the U.S., and strict controls on Russian enrichment service contracts, reducing U.S. dependence on Russian uranium in the long term. While the extended Russian Suspension Agreement is an important step toward maintaining the long-term health of the U.S. uranium mining industry, it does not supplant the need for the uranium reserve as contemplated by the President's Budget and as recommended by the Working Group.
Management Streamlining

On August 20, 2020 the Company announced that it was making a number of changes to its management team in order to reduce costs, flatten the organizational structure, and focus on the ongoing growth of a new generation of U.S. uranium and REE professionals, including the following, effective September 1, 2020: (a) Mr. Scott Bakken, the Senior Director, Regulatory Affairs, became the Vice President of Regulatory Affairs, responsible for permitting and regulatory matters relating to all of the Company's operations, both conventional and ISR, and also for overall worker health and safety matters at the Company; (b) Mr. Bernard Bonifas, the Director, Wyoming Operations, became the Director of ISR Operations, responsible for all of the Company's ISR operations, including its Nichols Ranch ISR project in Wyoming and its Alta Mesa ISR project in Texas; (c) Ms. Sarai Luksch, CPA, joined the Company as Controller; (d) Ms. Dee Ann Nazarenus, the Director, Human Resources & Administration, became the Vice President of Human Resources & Administration, responsible for planning, developing, organizing, implementing, directing and evaluating all human resource functions of the Company, and directing and managing all administrative functions of the Company; and (e) Mr. Logan Shumway, the Manager of the Company's White Mesa Mill, became Director of Conventional Operations, including advancement of the Company's REE objectives, in addition to being responsible for overall White Mesa Mill management. In addition, and in support of the objective to reduce costs, effective as of August 31, 2020, Chief Operating Officer, Mr. W. Paul Goranson left the Company to pursue other opportunities, and effective as of October 31, 2020, Chief Accounting Officer, Mr. Matt Tarnowski, will be leaving the Company to pursue other opportunities.

Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices fell moderately during the third quarter of 2020. The uranium spot price began the quarter at $33.00 per pound on June 30, 2020 and fell 9% to $30.10 per pound on September 30, 2020. The uranium spot price was at its high of $33.00 at the beginning of the quarter on June 30, 2020, and a low of $30.00 during the week ended September 25, 2020. TradeTech price data also indicates that long-term U3O8 prices fell $2.00 during the quarter, beginning the quarter at $39.00 per pound and ending the quarter at $37.00 per pound. On October 23, 2020, TradeTech reported a spot price of $29.70 per pound.
During the quarter, significant production cuts continued in response to the global COVID-19 crisis, including Kazatomprom announcing a one-month extension to the staffing reduction at its production sites in Kazakhstan through July 2020, resulting in a total of four months of reduced activity (TradeTech, NMR, July 10, 2020). In addition, Cameco Corporation’s Cigar Lake Mine in Saskatchewan, Canada, which had been shut-down due to the pandemic, announced that this facility would restart production at the beginning of September 2020 (TradeTech, NMR, July 31, 2020). TradeTech estimates that the COVID-19 pandemic will result in reduced uranium production of approximately 14 million pounds (TradeTech, NMR, July 31, 2020). In addition, on October 5, 2020, the governments of the United States and Russia completed an amendment to the Russian Suspension Agreement, extending limits on Russian uranium imports into the United States (TradeTech, NMR, October 9, 2020). This action supports non-Russian suppliers to U.S. nuclear utilities.
The Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, including significant production cuts in recent years and sharply reduced production in 2020 due to COVID-19 and increased demand from utilities, financial entities, traders, and producers. The Company also continues to believe a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, and the length of time of any uranium mine, conversion or enrichment shut-downs. However, the Company believes that there also exists considerable uncertainty as to the timing of a recovery in uranium markets, due to the opaque nature of inventories, secondary supplies, unfilled utility demand, and the market activity of state-owned uranium and nuclear companies.
Vanadium Market Update
During the quarter, the mid-point price of vanadium in Europe rose slightly from $5.30 per pound as of June 30, 2020 to $5.35 per pound as of September 30, 2020. According to Metal Bulletin, vanadium prices rose dramatically in the second half of 2018 due to anticipated increased demand in China, which implemented new standards requiring increased quantities of vanadium in rebar. However, in late-2018, prices began to drop sharply “when market participants realized the enforcement of the revised rebar policy was not as stringent as had been expected and after steel mills increased their use of ferro-niobium to reduce consumption of more costly vanadium” (Metal Bulletin, January 20, 2020). During the third quarter of 2020 prices have generally been flat, as a result of a quiet European spot market due to COVID-19 and a majority of material being shipped to China (Metal Bulletin, Battery Raw Material Market Report). As of October 23, 2020, the midpoint spot price of vanadium in Europe was $5.35 per pound.

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
Both ISR and conventional uranium recovery is expected to be maintained at reduced levels, as a result of current uranium market conditions, until such time when market conditions improve sufficiently. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project. In addition, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby.
The Company is also seeking new sources of revenue, including new sources of Alternate Feed Materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company is also evaluating opportunities to potentially recover REEs at the White Mesa Mill and will continue its support of U.S. governmental activities to support the U.S. uranium mining industry. In addition, the Company is in discussions with several parties to potentially sell certain of its non-material properties, although there are not currently any binding offers, and there can be no assurance at this time that a sale will be completed. The Company will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the nine months ended September 30, 2020, the Company recovered approximately 169,400 pounds of U3O8, all of which were for the account of the Company, which falls within the Company's previously published guidance of 125,000 to 175,000 pounds of U3O8 in the year ending December 31, 2020. The Company also recovered approximately 67,000 pounds of high-purity vanadium pentoxide (“V2O5” or “black flake”) during the nine months ended September 30, 2020 from its vanadium Pond Return campaign, which was suspended during the first quarter of 2020.
The Company has strategically opted not to enter into any uranium sales commitments for 2020. Therefore, subject to general market conditions, all 2020 uranium production is expected to be added to existing inventories, which are expected to total between 670,000 and 700,000 pounds of U3O8 at year-end. Both ISR and conventional uranium extraction and/or recovery is expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered into. All V2O5 production is expected to be sold on the spot market if prices rise significantly above current levels, but otherwise maintained in inventory.
ISR Activities
During the nine months ended September 30, 2020, the Company extracted and recovered approximately 6,200 pounds of U3O8 from its Nichols Ranch Project, which was placed on standby during the first quarter of 2020, due to the depletion of its existing wellfields. This amount of uranium production falls within the Company’s published guidance of approximately 6,000 pounds of U3O8 from Nichols Ranch during the year ended December 31, 2020.
As of September 30, 2020, the Nichols Ranch wellfields had nine header houses that previously extracted uranium, which are now depleted. Until such time as improvement in uranium market conditions is observed or suitable sales contracts can be procured, the Company expects to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfield, 22 wellfields at the adjacent Jane Dough wellfield, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
The Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the nine months ended September 30, 2020, the Company produced 67,000 pounds of high-purity V2O5 from its Mill Pond Return program and 163,200 pounds of uranium from Alternate Feed Materials. During 2020, the Company expects to recover approximately 170,000 to 200,000 pounds of U3O8 at the White Mesa Mill and Pond Return activities from in-circuit uranium inventories extracted from the recent vanadium Pond Return campaign, from Alternate Feed Materials and from other Pond Return activities. In addition, there remains an estimated 1.5 to 3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings management facility awaiting future recovery from Pond Return as market conditions may warrant, placing the Company in a unique position to restart vanadium production quickly.
The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from Alternate Feed Materials, Pond Return, and the receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through the remainder of 2020. The Company is also actively pursuing opportunities to process new and additional Alternate Feed Material sources and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend the current campaign through 2020 and beyond. In addition, if improvements in uranium market conditions are observed, or conventional mines are ramped up in response to U.S. government actions to support domestic uranium mining and/or recommendations of the Working Group, the Company would expect to be able to keep the Mill operating over a considerably longer period of time. The Company is also evaluating the recovery of REEs at the White Mesa Mill, which if successful could allow the Company to keep the Mill operating into the future.
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
Conventional Standby, Permitting and Evaluation Activities
During the nine months ended September 30, 2020, standby and environmental compliance activities continued to occur at the Canyon Project. Subject to general market conditions, during 2020, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its low-cost Canyon Project. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project, La Sal Complex, and Tony M, Whirlwind and Daneros mines. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. The Company is also in discussions with several parties to potentially sell the Tony M, Daneros and other non-material properties. The Company will only sell these properties if sufficient cash and/or equity consideration is received. All of these projects potentially serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant.
Sales

During the nine months ended September 30, 2020, the Company completed no uranium sales. The Company currently has no remaining contracts, and therefore all existing uranium inventory and future production is fully unhedged to future uranium price increases.
During the nine months ended September 30, 2020, the Company did not complete the sale of any vanadium. The Company expects to continue to sell finished vanadium product, when justified, into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the recent Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the White Mesa Mill, in addition to evaluating the potential to recover REEs at the Mill.
The Company’s Plans in Response to U.S. Government Actions
In response to potential Congressional appropriations for the creation of a U.S. uranium reserve, and/or implementation of policy recommendations contained in the Working Group’s report, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, including the currently operating White Mesa Mill, the recently operating Nichols Ranch ISR Facility, and the Alta Mesa ISR Facility, La Sal Complex and Canyon Mine, which are all currently on standby, as market conditions may warrant. The Company may commence such activities, prior to confirmation of Congressional appropriations and prior to the definition of all implementation details, as market conditions may warrant, recognizing that there can be no guarantee that the required appropriations will be forthcoming or that the implementation details will be satisfactory, and that the outcome of this process is therefore uncertain. Alternatively, the Company may defer any such activities until further clarification on implementation of the U.S. uranium reserve and/or Congressional appropriations are obtained, or market conditions otherwise warrant. No decisions on any project-specific actions to be taken in response to U.S. government actions have been made at this time.
Continued Efforts to Minimize Costs
The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions and is evaluating whether additional cost-cutting measures may be warranted at this time as a result of general market conditions.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Uranium concentrates	$—	$—	$—	$66
Vanadium concentrates	—	16	—	1,957
Alternate feed materials processing and other	486	407	1,274	3,141
Total revenues	486	423	1,274	5,164
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	—	—	63
Costs and expenses applicable to vanadium concentrates	—	16	—	1,476
Costs and expenses applicable to alternate feed materials and other	—	—	—	2,079
Total costs and expenses applicable to revenues	—	16	—	3,618
Impairment of inventories	138	2,330	1,644	8,412
Gross margin (loss)	348	(1,923)	(370)	(6,866)

Other operating costs and expenses
Development, permitting and land holding	1,944	2,310	2,681	8,051
Standby costs	3,451	869	8,104	3,204
Accretion of asset retirement obligation	478	484	1,434	1,478
Total other operating costs and expenses	5,873	3,663	12,219	12,733

Selling, general and administration
Selling costs	3	30	15	167
General and administration	3,820	3,216	11,020	10,692
Total selling, general and administration	3,823	3,246	11,035	10,859

Total operating loss	(9,348)	(8,832)	(23,624)	(30,458)
Interest expense	(218)	(419)	(913)	(1,110)
Other income	628	2,312	1,745	3,181
Net loss	$(8,938)	$(6,939)	$(22,792)	$(28,387)

Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.19)	$(0.30)
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
Revenues for the three months ended September 30, 2020 totaled $0.49 million, all of which was related to fees for ore received from a third-party uranium mine.

Revenues for the three months ended September 30, 2019 totaled $0.42 million, of which $0.02 million was related to sales of 2,000 pounds of vanadium concentrates and $0.41 million related to toll processing of uranium concentrates for third parties.
Revenues for the nine months ended September 30, 2020 totaled $1.27 million, all of which was related to fees for ore received from a third-party uranium mine.
Revenues for the nine months ended September 30, 2019 totaled $5.16 million; $1.96 million was related to sales of 152,000 pounds of vanadium concentrates and $3.14 million was related to toll processing of uranium concentrates.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2020, the Company recovered approximately 90 pounds of U3O8 from ISR recovery activities for the Company's own account and approximately 86,200 pounds of U3O8 from Alternate Feed Materials at White Mesa Mill. In the three months ended September 30, 2019, the Company recovered 16,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 530,000 pounds of V2O5 from the Company's pond solutions.
There are no costs and expenses applicable to revenue for the three months ended September 30, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $0.02 million for the three months ended September 30, 2019. Costs and expenses applicable to revenue for the three months ended September 30, 2019 consisted of $0.02 million from V2O5 and nil related to Alternate Feed Materials.
In the nine months ended September 30, 2020, the Company recovered 6,200 pounds of U3O8 from ISR recovery activities for the Company's own account and 67,000 pounds of V2O5 from Pond Return. The Company recovered approximately 163,200 pounds of U3O8 from the pond solutions and Alternate Feed Materials at White Mesa Mill. In the nine months ended September 30, 2019, the Company recovered 56,000 pounds of U3O8 from ISR recovery activities for the Company's own account and 1,300,000 pounds of V2O5 from the Company's pond solutions.
There are no costs and expenses applicable to revenue for the nine months ended September 30, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $3.62 million for the nine months ended September 30, 2019. Costs and expenses applicable to revenue for the nine months ended September 30, 2019 consisted of $1.48 million from V2O5 and $2.08 million related to Alternate Feed Materials.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended September 30, 2020, the Company spent $1.94 million for development of the Company's properties. For the three months ended September 30, 2019, the Company spent $2.31 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
For the nine months ended September 30, 2020, the Company spent $2.68 million for development of the Company's properties. For the nine months ended September 30, 2019, the Company spent $8.05 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
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
For the three months ended September 30, 2020, standby costs totaled $3.45 million, compared with $0.87 million in the prior year. For the nine months ended September 30, 2020, standby costs totaled $8.10 million, compared with $3.20 million in the prior year. The increase is primarily related to a reduction in recovery activities at the Nichols Ranch and increased project standby activities at the Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties were $0.48 million and $1.43 million for the three and nine months ended September 30, 2020, compared with $0.48 million and $1.48 million for the three and nine months ended September 30, 2019, respectively. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.82 million and $11.04 million for the three and nine months ended September 30, 2020, compared to $3.25 million and $10.86 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the Company incurred approximately $0.80 million in one-time management streamlining restructuring expenses.
Impairment of Inventories
For the three and nine months ended September 30, 2020, the Company recognized $0.14 million and $1.64 million, respectively, in impairment charges related to inventory. For the three and nine months ended September 30, 2019, the Company recognized $2.33 million and $8.41 million, respectively, in inventory impairment. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended September 30, 2020 was $0.22 million, compared with $0.42 million for the three months ended September 30, 2019, respectively. Interest expense for the nine months ended September 30, 2020 was $0.91 million, compared with $1.11 million for the nine months ended September 30, 2019, respectively.
Other income and expense
For the three months ended September 30, 2020, other income and expense was $0.63 million income, net. These amounts primarily consist of a mark-to-market gain on the change in the fair value of the Convertible Debentures of $0.15 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $0.31 million, a $0.26 million mark-to-market gain on investments accounted for at fair value, offset by a loss on foreign exchange of $0.11 million.
For the three months ended September 30, 2019, other income and expense was $2.31 million income, net. These amounts primarily consist of a mark-to-market gain on the change in fair value of the Convertible Debentures of $0.94 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $2.17 million, and interest income of $0.13 million, offset by a $0.59 million mark-to-market loss on investments accounted for at fair value.
For the nine months ended September 30, 2020, other income and expense was $1.75 million income, net. These amounts primarily consist of a gain on foreign exchange of $0.88 million, a $0.39 million mark-to-market gain on investments accounted for at fair value, a mark-to-market gain on the change in the fair value of the Convertible Debentures of $0.15 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $0.22 million, and interest income of $0.12 million.
For the nine months ended September 30, 2019, other income and expense was $3.18 million income, net. These amounts primarily consist of a mark-to-market gain on the change in fair value of the Convertible Debentures of $0.45 million, mark-to-market gain on the decrease in fair value of warrant liabilities of $3.28 million, and interest income of $0.39 million, offset by $0.58 million mark-to-market gain on investments accounted for at fair value.
LIQUIDITY AND CAPITAL RESOURCES
Shares issued for cash
On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the "Securities" as defined thereunder in one or more offerings having an aggregate offering price of up to $150.00 million. On May 5, 2019, the prospectus supplement to its U.S. registration statement expired, and was replaced on May 7, 2019 by a new prospectus supplement in the same amount, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. On December 31, 2019, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional Common Shares under the ATM.

From October 1, 2020 through October 30, 2020, the Company issued 0.80 million Common Shares at a weighted average price of $1.72 for net proceeds of $1.35 million using the ATM.
Working capital at September 30, 2020 and future requirements for funds
At September 30, 2020, the Company had net working capital of $44.68 million, including $26.58 million in cash, $1.54 million of marketable securities, approximately 663,300 pounds of uranium finished goods inventory and approximately 1,672,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Nine months ended September 30, 2020
Cash, cash equivalents and restricted cash were $46.81 million at September 30, 2020, compared to $32.89 million at December 31, 2019. The increase of $13.92 million was due primarily to cash provided by financing activities of $36.06 million, cash provided by investing activities of $3.19 million, offset by cash used in operating activities of $25.28 million and loss on foreign exchange on cash held in foreign currencies of $0.05 million.
Net cash used in operating activities of $25.28 million is comprised of the net loss of $22.79 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.91 million of depreciation and amortization of property, plant and equipment, $1.64 million impairment on inventory, share-based compensation expense of $2.37 million, accretion of asset retirement obligation of $1.43 million, other non-cash expenses of $0.65 million, a decrease in trade and other receivables of $0.29 million, offset by an increase in inventories of $5.75 million, a decrease in accounts payable and accrued liabilities of $3.36 million, an increase in prepaid expenses and other assets of $0.44 million, a $0.22 million change in warrant liabilities, an unrealized foreign exchange gain of $0.86 million, and a change in the value of Convertible Debentures of $0.15 million.
Net cash provided by investing activities was $3.19 million comprised of $3.71 million cash received from maturities of marketable securities partially offset by $0.52 million cash used for the purchase of mineral properties and property, plant and equipment.
Net cash provided by financing activities totaled $36.06 million consisting of $44.64 million net proceeds from the issuance of Common Shares from a public offering and the issuance of shares under the Company's ATM facility, and $0.13 million cash received from non-controlling interest partially offset by $8.30 million to repay loans and borrowings and $0.42 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
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
Net cash used in operating activities of $34.70 million is comprised of the net loss of $28.39 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.92 million of depreciation and amortization of property, plant and equipment, $8.41 million impairment on inventory, share-based compensation expense of $2.50 million, accretion of asset retirement obligation of $1.48 million, $3.28 million change in warrant liabilities, $0.45 million change in value of convertible debentures, other non-cash expenses of $2.37 million, a decrease in trade and other receivables of $0.23 million, an increase in prepaid expenses and other assets of $0.24 million, unrealized foreign exchange gain of $0.14 million, offset by a decrease in accounts payable and accrued liabilities of $2.69 million, an increase in inventories of $12.85 million and changes in deferred revenue of $2.72 million.
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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash, and debt. Our interest income is earned in the United States dollars and is not subject to interest rate risk. The Company was previously exposed to an interest rate risk associated with the Convertible Debentures, which is based on the spot market price of U3O8. However, all of the Convertible Debentures were redeemed as of October 6, 2020. See “Note 7 to the Financial Statements: Loans and Borrowings.” The Company does not use derivatives to manage interest rate risk.
Currency Risk
The foreign currency exchange rate risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in foreign currency, resulting in a low currency risk relative to our cash balances. Our Convertible Debentures were denominated in Canadian Dollars and, accordingly, prior to their redemption on October 6, 2020 were exposed to currency risk.
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2020 ($000):

Cash and cash equivalents	$1,472
Accounts payable and accrued liabilities	(399)
Loans and borrowings	(7,898)
Total	$(6,825)
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2020 (assuming the Convertible Debentures were not redeemed) with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar	$(91)

Weakening net earnings	-1% change in U.S. dollar	$91
Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of September 30, 2020, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we began implementing a remediation plan to address the material weakness described therein. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2019, or in this Form 10-Q for the quarter ended September 30, 2020.
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
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	Bylaws (3)
4.1	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (4)
4.2	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (5)
4.3	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 15, 2011 (6)
4.4	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (7)
4.5	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (8)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (9)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 28, 2019 (10)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 28, 2019 (11)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020
10.7	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (12)
10.8	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (13)
10.9	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (14)
10.10
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020.

23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(5)	Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on September 20, 2016.
(6)	Incorporated by reference to Exhibit 4.2 to Energy Fuels' Form S-8 filed on June 24, 2015.
(7)	Incorporated by reference to Schedule B to Energy Fuels' Schedule 14A filed on April 11, 2018.
(8)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(9)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(10)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(11)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on May 8, 2019.
(12)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(13)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(14)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: October 30, 2020	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: October 30, 2020	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer