Form 10-K
period 2020-12-31
ENERGY FUELS INC
filed 2021-03-22
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

    Large Accelerated Filer ☐                        Accelerated Filer ☐

    Non-Accelerated Filer ☒                           Smaller Reporting Company ☒

    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $280.94 million.

The number of common shares of the Registrant outstanding as of March 18, 2021 was 140,565,924.

ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which include but are not limited to statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”) anticipated results and progress of the Company’s operations in future periods, planned exploration, if warranted, development of its properties, plans related to its business, including its rare earth element (“REE”) initiatives, and other matters that may occur in the future, any expectation related to the proposed establishment of a uranium reserve for the United States (the “U.S. Uranium Reserve”) pursuant to the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. Uranium Reserve, and was signed into law on December 27, 2020, any expectation related to any additional or future recommendations of the United States Nuclear Fuel Working Group (the “U.S. Nuclear Fuel Working Group” or “Working Group”), any plans the Company may have to evaluate the ramp up of production at any of its properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “plans,” “expects” or “does not expect,” “is expected,” “is likely,” “budgets,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates” or “does not anticipate,” “continues,” or “believes,” and similar expressions or variations of such words and phrases or statements stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

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

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our planned production of REE carbonate commencing in 2021, and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the proposed establishment of a U.S. Uranium Reserve, and risks related to any additional or future recommendations of the U.S. Nuclear Fuel Working Group not benefiting the Company in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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
•risks associated with changes to applicable mineral reserve and resource estimates disclosure rules and regulations;
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
•risks associated with our planned entry into commercial production of REE carbonate in 2021, including: the risk that we may not be able to produce REE carbonate that meets commercial specifications at commercial levels or at all, or at acceptable cost levels; the risk of not being able to secure adequate supplies of uranium and REE bearing ores in the future at satisfactory costs to us; the risk of not being able to increase our sources of uranium and REE bearing ores to meet future planned production goals; the risk of not being able to sell the REE carbonate we produce at acceptable prices to us; the risk of not being able to successfully construct and operate an REE separation facility, and potentially other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; and the risk of legal and regulatory challenges and delays;
•risks associated with any additional recommendations of the U.S. Nuclear Fuel Working Group not benefiting the Company in any material way;
•risks associated with the change in administration, and the new administration not supporting mining, uranium mining, nuclear energy or other aspects of our business, including not supporting the proposed establishment of a U.S. Uranium Reserve included in the COVID-Relief and Omnibus Spending Bill passed by the U.S. Congress in December 2020, or any or all of the other recommendations of the U.S. Nuclear Fuel Working Group;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;
•risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;
•risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of our White Mesa Mill in Utah (the “White Mesa Mill” or the “Mill”);
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
•risks associated with potential information security incidents, including cybersecurity breaches, which could have negative impacts on the Company;
•risks associated with the Company potentially not being able to successfully develop, attract and retain qualified management personnel in the future, given that the number of individuals with significant experience in the uranium industry is relatively small;
•the adequacy of the Company’s insurance coverage;
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
•risks associated with the Company’s relationships with our business and joint venture partners;
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
•risks inherent in the Company’s and industry analysts’ forecasts or predictions of future uranium, vanadium, copper and REE price levels, including the prices for REE carbonates, REE oxides, REE metals and REE metal alloys;
•fluctuations in the market prices of uranium, vanadium, copper and REEs, which are cyclical and subject to substantial price fluctuations;
•risks associated with the Company’s uranium sales, if any, being required to be made at spot prices, unless the Company is able to enter into new long-term contracts at satisfactory prices in the future;
•risks associated with the Company’s vanadium sales, if any, generally being required to be made at spot prices;
•risks associated with our proposed REE carbonate sales, if any, being tied in whole or in part to REE spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium sales terms at satisfactory prices in the future;
•failure to obtain suitable copper or REE sales terms at satisfactory prices in the future;
•risks associated with any expectation that the Company will be successful in helping the U.S. Environmental Protection Agency and Navajo Nation address historic abandoned uranium mines;
•risks associated with asset impairment as a result of market conditions;
•risks associated with lack of access to markets and the ability to access capital;

•the market price of Energy Fuels’ securities;
•public resistance to nuclear energy or uranium extraction and recovery;
•governmental resistance to nuclear energy or uranium extraction or recovery;
•risks associated with inaccurate or nonobjective media coverage of the Company’s activities and the impact such coverage may have on the public, the market for the Company’s securities, government relations, permitting activities and legal challenges, as well as the costs to the Company of responding to such coverage;
•uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state subsidized production;
•risks associated with foreign governmental actions, policies, laws, rules and regulations, and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to us and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of REE carbonate and other REE products and services to world and domestic markets;
•risks associated with the Company’s involvement in industry petitions for trade remedies and the extension of the Russian Suspension Agreement, including the costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium, and participants in other phases of the nuclear fuel cycle, both domestically and abroad;
•risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;
•risks related to potentially higher than expected costs related to any of the Company’s projects or facilities; risks related to the Company’s ability to recover copper from our Pinyon Plain uranium project ores;
•risks related to securities regulations;
•risks related to stock price and volume volatility;
•risks related to the Company’s ability to maintain our listing on the NYSE American and TSX;
•risks related to the Company’s ability to maintain our inclusion in various stock indices;
•risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;
•risks related to the Company’s lack of dividends;
•risks related to recent market events;
•risks related to the Company’s issuance of additional common shares (the “Common Shares”) under our At-the-Market (“ATM”) program or otherwise to provide adequate liquidity in depressed commodity market circumstances;
•risks related to acquisition and integration issues;
•risks related to defects in title to the Company’s mineral properties;
•risks related to the Company’s securities; and
•risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and the Company’s other primary metals and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that the Company’s proposed REE carbonate production or any other REE activities will be technically or commercially successful; that the Company receives regulatory and governmental approvals for the Company’s development projects and other operations on a timely basis; that the Company is able to operate its mineral properties and processing facilities as expected; that the Company is able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that the Company is able to obtain financing for the Company’s development projects on reasonable terms; that the Company is able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for the Company’s development and expansion projects and restarting projects on standby, are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that the Company’s reserve and resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; and that the Company maintains ongoing relations with its employees and with its business and joint venture partners.

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

CAUTIONARY NOTE TO UNITED STATES INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES
The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and its primary trading market is the NYSE American. However, because the Company is incorporated in Canada and also listed on the TSX, this Annual Report contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Annual Report, and in the documents incorporated by reference herein, have been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”) which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.
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
On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company does not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending December 31, 2021 and, at this time, the Company does not know the full effect of the New Rule on its mineral resources and reserves and, therefore, the disclosure related to the Company’s mineral resources and reserves may be significantly different when computed using the requirements set forth in the New Rule.
All reserves reported in this Form 10-K are estimated in accordance with the definitions set forth in NI 43-101 for the year ended December 31, 2020. The Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7.

CIM and NI 43-101 Definitions:
•Feasibility Study: A “feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of applicable modifying factors, together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is reasonably justified (economically mineable). The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.
•Indicated Mineral Resource:1 An “indicated mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applied to a measured mineral resource and may only be converted to a probable mineral reserve.
•Inferred Mineral Resource:2 An “inferred mineral resource” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geological evidence is sufficient to imply, but not verify, geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to “indicated mineral resources” with continued exploration.
•Measured Mineral Resource:3 A “measured mineral resource” is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of modifying factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling, and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applied to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.
•Mineral Reserve:4 A “mineral reserve” is the economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses which may occur when the mineral is mined or is extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of modifying factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.
•Mineral Resource:5 A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
•Modifying Factors: “Modifying factors” are considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, and governmental factors.
•PEA: A Preliminary Economic Assessment performed in accordance with NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.
•Pre-Feasibility Study: A “pre-feasibility study” is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on the modifying factors and the evaluation of any other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be converted to a mineral reserve at the time of reporting. A pre-feasibility study is at a lower confidence level than a feasibility study.
____________________________

1 SEC Industry Guide 7 does not recognize the designation of a deposit as an “Indicated Mineral Resource.”

2 SEC Industry Guide 7 does not recognize the designation of a deposit as an “Inferred Mineral Resource.”

•Probable Mineral Reserve:6 A “probable mineral reserve” is the economically mineable part of an indicated, and in some circumstances, a measured mineral resource. The confidence in the modifying factors applied to a probable mineral reserve is lower than that applied to a proven mineral reserve.
•Proven Mineral Reserve:7 A “proven mineral reserve” is the economically mineable part of a measured mineral resource. A proven mineral reserve implies a high degree of confidence in the modifying factors.
•Qualified Person:8 A “qualified person” is an individual who: (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a non-Canadian jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in his or her profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable confidential peer evaluation of the individual’s character, professional judgment, experience, and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.
SEC Industry Guide 7 Definitions:
•Exploration Stage: Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.
•Development Stage: Includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage.
•Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
•Production Stage: Includes all issuers engaged in the exploitation of a mineral deposit (reserve).
•Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth, and mineral content of reserves are well-established.
•Reserve: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Note: As the Company does not have any mineral “reserves” within the meaning of SEC Industry Guide 7, it is considered to be in an Exploration Stage, regardless of its uranium recovery activities.

GLOSSARY OF TECHNICAL TERMS
The following defined technical terms are used in this Annual Report:
•% U3O8 Eq: equivalent uranium grade calculated by combining uranium content and copper content by taking into account commodity price and recovery factors.

____________________________
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

7 Id.

•APP: An Aquifer Protection Permit, issued by ADEQ.
•Assay: The testing of a metal or ore to determine its ingredients and quality.
•Breccia: A rock in which angular fragments are surrounded by a mass of fine-grained materials.
•CAP: A Corrective Action Plan.
•Copper: A red-brown metal, the chemical element of atomic number 29.
•Cut-off or cut-off grade: When determining economically viable mineral reserves, the lowest grade of mineralized material that can be mined economically. When determining mineral resources, the lowest grade of mineralized material included in the resource estimate.
•EA: Environmental Assessment prepared under NEPA for a mineral project.
•EIS: Environmental Impact Statement prepared under NEPA for a mineral project.
•eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.
•Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.
•FONSI: Finding of No Significant Impact under NEPA, as defined below, for a mineral project.
•Formation: A distinct layer of sedimentary or volcanic rock of similar composition.
•Grade: Quantity or percentage of metal per unit weight of host rock.
•GWDP: A groundwater discharge permit, issuable by UDEQ.
•Host Rock: The rock containing a mineral or an ore body.
•In-situ recovery or ISR: The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit by injection wells, with the uranium-bearing solution being removed by extraction wells; also referred to as “solution mining.”
•Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.
•Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.
•Mineralized material: Material that contains mineralization (e.g., uranium, vanadium and/or copper) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.
•Monazite: a phosphate mineral with a chemical composition of (Ce,La,Nd,Th)PO4. It is a naturally occurring uranium- and rare earth-bearing mineral.
•National Instrument 43-101 or NI 43-101: The National Instrument regarding Canadian standards of disclosure for mineral projects.
•NEPA: The United States National Environmental Policy Act of 1969, as amended.
•NOI: A Notice of Intent, filed by Energy Fuels to a regulatory agency as a part of a licensing or permitting action related to a mineral project.
•Open Pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

____________________________
8 SEC Industry Guide 7 does not require designation of a qualified person.

•Ore: Mineral bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. Under SEC Industry Guide 7, a company may only refer to reserves (as that term is defined in SEC Industry Guide 7) as “ore.”
•Ore body: A mostly solid and fairly continuous mass of in-ground mineralization estimated to be economically mineable.
•Outcrop: That part of a geologic formation or structure that appears at the surface of the Earth.
•PEA or Preliminary Economic Assessment: A Preliminary Economic Assessment performed in accordance with NI 43-101. A Preliminary Economic Assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.
•PO: Plan of Operations for a mineral project prepared in accordance with applicable United States Bureau of Land Management or United States Forest Service regulations.
•Rare Earth Elements or REEs: a group of seventeen metallic elements consisting of the fifteen lanthanide elements along with scandium and yttrium.
•Reclamation: The process by which lands disturbed as a result of mineral extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.
•RoD or Record of Decision: The final approval issued by a public land management agency for a PO.
•SEC Industry Guide 7: U.S. reporting guidelines that apply to registrants engaged, or to be engaged, in significant mining operations.
•Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” and the primary component of “yellowcake,” and is produced from uranium deposits. It is the most actively traded uranium-related commodity.
•Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”
•V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “black flake.”
•Yellowcake: Another name for Uranium Concentrate.

GLOSSARY OF REGULATORY AGENCIES AND EXCHANGES

•ADEQ: The Arizona Department of Environmental Quality.
•BLM: The U.S. Bureau of Land Management, an agency of the United States Department of the Interior.
•CRA: The Canada Revenue Agency, of the Government of Canada.
•DOC: The U.S. Department of Commerce, an executive department of the federal government.
•DOE: The U.S. Department of Energy, a cabinet-level department of the United States Government.
•DOI: The U.S. Department of Interior, a federal executive department of the United States Government.
•DWQ: The Utah Division of Water Quality.
•EIA: The U.S. Energy Information Administration, a principal agency of the U.S. Federal Statistical System.
•EPA: The U.S. Environmental Protection Agency, an independent agency of the United States government.
•MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.
•NRC: The Nuclear Regulatory Commission, an independent agency of the United States government.

•NYSE American: A U.S. stock exchange based in New York City, NY, formerly known as the American Stock Exchange.
•OSHA: The Occupational Safety and Health Administration, an agency of the United States Department of Labor.
•SEC: The U.S. Securities and Exchange Commission, an independent agency of the United States federal government.
•TCEQ: The Texas Commission on Environmental Quality.
•TSX: The Toronto Stock Exchange, a stock exchange located in Toronto, Ontario, Canada.
•UDAQ: The Utah Division of Air Quality.
•UDEQ: The Utah Department of Environmental Quality.
•UDOGM: The Utah Division of Oil, Gas and Mining.
•USACE: The U.S. Army Corps of Engineers, an agency of the U.S. Department of Defense.
•USFS: The U.S. Forest Service, an agency of the United States Department of Agriculture.
•USFW: The U.S. Fish and Wildlife Service, an agency of the U.S. Department of the Interior.
•WDEQ: The Wyoming Department of Environmental Quality.
•WDEQ-AQD: The Air Quality Division of the WDEQ.
•WDEQ-LQD: The Land Quality Division of the WDEQ.
•WDEQ-WQD: The Water Quality Division of the WDEQ.
•WSEO: The Wyoming State Engineer’s Office

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
The Company is an Ontario corporation with its corporate offices located in Lakewood, Colorado (a city in the Denver metropolitan area). It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding Common Shares on the basis of one post-consolidation Common Share for every 50 pre-consolidation Common Shares (the “Consolidation”).
All of the Company’s assets, management and employees are located in the western United States. The Company’s assets, which include uranium, vanadium and REE extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly, as the case may be, by the Company’s wholly-owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). All of the Company’s employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly-owned subsidiary of EF Holdings, which also serves as operator of all of the Company’s properties. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, U.S. state or Canadian province of incorporation, and proportion of ownership interest of each, is included as Exhibit 21.1 to this Annual Report. Energy Fuels also owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.
Each of the Company’s subsidiaries has its principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, though additional support offices are located onsite or in close proximity to the Mill and ISR facilities. The registered office of EFUSA and principal place of business for the Company is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East, Suite 308 Toronto, Ontario, M5C 1P1, Canada. The Company’s website address is www.energyfuels.com.
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
Business Overview
Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the United States. The Company also extracts and recovers vanadium as market conditions warrant and is also planning to commence the commercial production of REE carbonate in 2021, another byproduct of the uranium recovery process. Energy Fuels owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is a uranium recovery facility with a licensed capacity of 2 million pounds of U3O8 per year, and the Alta Mesa Project in Texas (the “Alta Mesa Project”), which is a fully-permitted ISR uranium production facility with a licensed capacity of 1.5 million pounds of U3O8 per year, both of which are currently on standby. In addition, Energy Fuels owns the White Mesa Mill, which is the only conventional uranium and vanadium recovery facility operating in the United States with a licensed capacity of over 8 million pounds of U3O8 per year. In addition to uranium, the Mill can also recover vanadium as a co-product of mineralized material produced from certain of its projects in Colorado and Utah and from time to time from solutions in its tailings impoundment system, as market conditions warrant, as well as an REE carbonate from various uranium- and REE-bearing ores. The Company also owns uranium and uranium/vanadium properties and projects in various stages of exploration, permitting, and evaluation, as well as fully-permitted uranium and uranium/vanadium projects on standby. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “alternate feed materials,” at its White Mesa Mill.

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
The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”), and; (iv) a licensed satellite ISR uranium project (the “Hank Project”), which will include an ISR satellite processing plant (the “Hank Satellite Plant”) that, when constructed, will produce loaded-resin, and associated planned wellfields (the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the West North Butte property (the “West North Butte Property”), the North Rolling Pin property (the “North Rolling Pin Property”), and the Reno Creek property (the “Reno Creek Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels. The Company subsequently sold the Reno Creek Property to Uranium Energy Corp. in May 2018. See “Non-Material Mineral Properties - Other ISR Projects” under Item 2, below.
The Nichols Ranch Project is an ISR facility currently on standby that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The uranium-bearing groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant where the uranium is extracted from the water. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the White Mesa Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities.

Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. For the year ended December 31, 2020, the Company recovered approximately 6,000 pounds of U3O8 from the Nichols Ranch Project. The Company expects to recover limited quantities of U3O8 from the Nichols Ranch Project in 2021. See “Outlook: ISR Activities.”
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
Conventional Operations
The Company conducts its conventional uranium, REE and vanadium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium, REE and vanadium processing facility in the United States. The White Mesa Mill located near Blanding, Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region as market conditions warrant.

The White Mesa Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility but can also recover REEs and vanadium. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as “alternate feed materials,” for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential alternate feed materials for the recovery of REEs in addition to uranium.

The White Mesa Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, as market conditions warrant. Over the years, the Company’s own, and third-party owned, conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the White Mesa Mill recovered on average over 1 million pounds of U3O8 per year from conventional sources, including its La Sal Project, Daneros Project, and Tony M property in Utah; its Arizona 1 Project and Pinenut Project (which is currently almost fully reclaimed) in Arizona; and alternate feed materials. During 2016, the Mill recovered a total of 680,000 pounds of U3O8, of which 433,000 pounds were recovered from conventional materials from the Company’s Pinenut Project and 248,000 pounds from processing alternate feed materials. During 2017, the Mill recovered 310,000 pounds of U3O8 from processing pond solutions and 1,000,000 pounds from processing alternate feed materials, of which a total of 360,000 pounds were for the Company’s account and 950,000 pounds were for the account of third parties. During 2018, the Mill recovered 215,719 pounds of U3O8 from processing pond solutions and 561,628 pounds from processing alternate feed materials, of which a total of 82,709 pounds were for the Company’s account and 448,919 pounds were for the account of third parties under a tolling arrangement. In late 2018, the White Mesa Mill shifted to producing vanadium from pond solutions and, during 2019, 1,807,732 pounds of V2O5 were produced from pond solutions for its own account, and no uranium was produced at the Mill. During 2020, the Company recovered approximately 190,500 pounds of U3O8 at the White Mesa Mill from in-circuit uranium inventories extracted from the recent vanadium pond-return campaign, and from alternate feed materials, as well as approximately 67,000 pounds of V2O5 from in-process solutions from the recent vanadium pond-return campaign. In addition, the Company produced, using its existing infrastructure and pursuant to its existing Radioactive Materials License and Groundwater Discharge Permit, an REE carbonate concentrate on a pilot scale at the Mill from a sample of monazite sands from a third-party supplier – the first such initiative in North America in over 20 years. See “Outlook: Conventional Extraction and Recovery Activities.”

During 2021, the Company expects to recover approximately 46,400 pounds of U3O8 at the White Mesa Mill, including uranium recovered through the processing of REE- and uranium-bearing natural monazite ore. The Company also expects to commence commercial production of a mixed REE carbonate in 2021 and to produce approximately 3,000 tons of mixed REE carbonate at the Mill. Subject to successfully ramping-up production of a salable product during 2021, the Company expects to sell some or all of this intermediate REE product to REE separation facilities outside the U.S. To the extent not sold, the Company expects to stockpile mixed REE carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere. See “Outlook: Rare Earth Sales.”

In addition, the Company currently has approximately 126,800 pounds of U3O8 contained in stockpiled alternate feed material and ore inventory that can be recovered in the future for the proposed U.S. Uranium Reserve or as general market conditions warrant. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery, as market conditions may warrant. See “Outlook: Conventional Extraction and Recovery Activities.”

The Company continues to receive and process alternate feed materials at the White Mesa Mill, including low-grade ore from the cleanup of a conventional mine in northwest New Mexico. At the Company’s permitted Pinyon Plain Project (formerly, the “Canyon Project”), standby and environmental compliance activities continued during 2020, including submission of an application to replace the Company’s existing General Permit with an Individual Permit, as issued by the Arizona Department of Environmental Quality. The timing to extract and process mineralized material from the Pinyon Plain Project will be based on market conditions, available financing, and sales requirements. The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, is now depleted and has been almost fully reclaimed, with only a two-acre disturbance associated with a monitor well still remaining. The Company also pursued a small-scale test mining campaign targeting vanadium at its La Sal Complex in 2018 and early 2019, along with rehabilitation of existing mine workings, which ceased in early 2020. All of the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions. No third-party conventional properties are active at this time.

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
The Company’s principal conventional properties include the following:

•the White Mesa Mill, a 2,000 ton per day uranium and vanadium processing facility located near Blanding, Utah, held through the Company’s subsidiary EFR White Mesa LLC. See “The White Mesa Mill” under Item 2, below;
•the Arizona Strip uranium properties located in north central Arizona, including: the Pinyon Plain Project, which is a fully-permitted uranium project with all surface facilities and a shaft in place (see “The Pinyon Plain Project” under Item 2, below);
•the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully-permitted uranium project on standby; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip” under Item 2, below;
•the Roca Honda Uranium Project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd. and Roca Honda Resources LLC. See “The Roca Honda Project” under Item 2, below;

•the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including permitted open pit and underground components held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “The Sheep Mountain Project” under Item 2, below;
•the Henry Mountains Complex of uranium projects (the “Henry Mountains Complex”), which is located in south central Utah near the town of Ticaboo, which is comprised of the Tony M Property (the “Tony M Property”) and the Bullfrog Property (the “Bullfrog Property”), and which are held by the Company’s subsidiary EFR Henry Mountains LLC. See “The Henry Mountains Complex” under Item 2, below;
•the La Sal complex of uranium and uranium/vanadium projects (the “La Sal Project”) (see “The La Sal Project” under Item 2, below), the Whirlwind uranium/vanadium project (the “Whirlwind Project”), and the Sage Plain uranium/vanadium project (the “Sage Plain Project”), all of which are located near the Colorado/Utah border (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau” under Item 2, below;
•the Daneros Uranium Project (the “Daneros Project”) located in the White Canyon District in southeastern Utah, which is held by the Company’s subsidiary EFR White Canyon Corp. See “The Daneros Project” under Item 2, below; and
•a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See “Non-Material Mineral Properties” under Item 2, below.

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

Potential Sale of Certain Non-Core Assets

The Company is in discussions with several parties to potentially sell certain of its non-core assets, including the Tony M Mine, Daneros Mine and Rim Mine, although there are currently no binding offers, and there can be no assurance at this time that a sale will be completed.

The Company’s Rare Earth Elements Business

On December 14, 2020, the Company announced it entered into a three-year supply agreement with The Chemours Company (NYSE: CC) (“Chemours”) to acquire a minimum of 2,500 tons per year of natural monazite sands, one of the highest-grade REE ores in the world, from Chemours’ Offerman Mineral Sand Plant located in Georgia. The Company expects to process this monazite at the Mill, starting in 2021, to recover the contained uranium and to produce a marketable mixed REE carbonate as a step toward re-establishing a fully-integrated U.S. REE supply chain.

On March 1, 2021, the Company and Neo Performance Materials (“Neo”) jointly announced that they had entered into an agreement in principle, subject to completion of definitive agreements, under which Energy Fuels will process natural monazite sands into an REE Carbonate beginning in March or April 2021 and ship a portion of that production to Neo's rare earth separations facility in Sillamäe, Estonia ("Silmet"). Neo will then process the REE Carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years. Implementation of this initiative is subject to successful ramp-up to commercial-scale operations, execution of definitive agreements, and optimization of the companies' production processes.

Upon a successful ramp-up of this program, the Company will be the first U.S. company in several years to produce a marketable mixed REE concentrate ready for separation on a commercial scale. The Company estimates that the amount of REEs contained in the monazite sands to be supplied by Chemours will equal close to 10% of total current U.S. REE demand, as contained in end-use products.

The Company expects to recover uranium from the monazite sands and produce a commercially salable mixed REE carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. This REE product will be ready for REE separation, which is the next step in producing usable REE products. The Company is also in discussions with other entities to acquire additional supplies of natural monazite sands and is working with the U.S. Department of Energy (“DOE”) to evaluate the potential to process other types of REE and uranium bearing ores at the Mill produced from coal-based resources. Because the Company is obtaining monazite from existing mining facilities in Georgia (and potentially elsewhere) and utilizing its existing Mill, it will avoid the significant time and cost required to license and develop new facilities, which the Company believes may, in time, result in among the lowest-cost REE production in the western world. In addition, since the monazite sands are currently being separated from other mineral sands in Georgia and elsewhere, the Company will only incur the cost to acquire the monazite, thereby avoiding mining costs and associated risks. The Company expects to sell some or all of its mixed REE carbonate to Neo and to potentially other buyers in Europe and/or Asia until an REE separation facility is established in the U.S., after which it expects to sell its REE carbonate to buyers in both the U.S. and Europe. The Company is also evaluating the potential to perform REE separation, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.

The Company’s mixed REE carbonate production from monazite sand ores is expected to utilize only a very small amount of the Mill’s ore production capacity. The Company expects to acquire a minimum 2,500 tons of monazite sands in 2021 from Chemours, alone, and has a goal to increase production in the future to approximately 15,000 tons or more of monazite sands per year. For comparison, the Mill is licensed and designed to process 2,000 tons of ore per day on average, or 720,000 tons of ore per year. Therefore, 2,500 tons of monazite per year represents less than 0.4% of the Mill’s ore throughput capacity, and 15,000 tons would represent approximately 2% of its capacity. If the Company is successful in securing 15,000 tons of ore similar to the Chemours monazite, the Company would be able to produce approximately 50% of current U.S. REE demand in a mixed REE carbonate. Furthermore, since monazite is typically comprised of approximately 55% recoverable uranium and REEs, the total volume of resulting waste is significantly lower than for most other Mill feeds. The Company currently has 1.5 million tons of existing capacity in its fully-constructed 1,000-year design tailings impoundments. Therefore, the annual waste streams from monazite ore processing are expected to represent less than 1% of existing tailings capacity.

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that have a variety of industrial, energy, and defense uses, including automotive components, communications technology, clean energy production, consumer electronics, defense systems, advanced magnets, lasers and numerous other applications.

Typical natural monazite sands from the southeast U.S. average about 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the neodymium and praseodymium (“NdPr”) comprise approximately 22% of the TREO. NdPr are among the most valuable of the REEs, as they are the key ingredient in the manufacture of high-strength permanent magnets which are essential to the lightweight and powerful motors required in electric vehicles (“EVs”) and permanent magnet wind turbines used for renewable energy generation, as well as to an array of other modern technologies, including mobile devices and defense applications. The Company is primarily focused on NdPr and, to a lesser extent, La, Ce and Sm.

The REE supply chain starts at the mine. REEs are mined both as a primary target and as a byproduct, which is the case for Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands mined by Chemours. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore will then go through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature, and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution will be cleaned from any remaining deleterious elements (including remaining radioactive elements) and made into an REE carbonate, which will be in a form acceptable as a solvent extraction (“SX”) feedstock ready for separation. Solvent extraction facilities will then use solvents and a series of mixer-settlers for the separation of the rare earths in the REE carbonate from each other and to create the desired purified REEs (often as oxides) for the market or particular end user. REE oxides are typically sold to various markets, depending on the use. REE oxides can be made into REE metals and metal alloys, which are used for magnets and other applications. At this time, the Mill intends to produce an REE carbonate, which it intends to sell to Neo and potentially other third-party separation facilities for separation into individual REEs. The Mill is evaluating the potential to perform REE separation, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the United States.

According to a 2017 report by the United States Geological Survey (“USGS”), China has controlled more than 90% of the global supply of REEs since the late 1990s and has placed restrictions on REE exports since 2010. While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, as well as Silmet in Estonia and use a variety of feedstocks and sources, with small-scale or experimental operational facilities located elsewhere (Russia included). The REE industry was primarily based on material extracted from monazites from 1891-1965, and monazites continued to provide substantial material through the late 1990s. The subsequent decline in monazite production stemmed from increased environmental concerns related to handling radioactivity and the resulting waste, with facilities struggling to adequately address the ore’s uranium and thorium content and stringent licensing requirements. The Mill, however, is licensed to process uranium and thorium-bearing materials and does not face those issues.

More recently, China began importing monazite and recovering its uranium as a feed source for the nuclear industry, while concurrently producing REE concentrate as a feed source for the REE industry. The Company sees its production of REE carbonate as the first step in an effort to restore the rare earth supply chain in the U.S., where one currently does not exist. Multiple potential domestic sources of mined mineral sands, including monazites, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to China. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia, and others.

There are a number of risks inherent to the Company’s REE activities. See “Item 1A. Risk Factors” under Item 1A, below.

Development of the Business -- Major Transactions over the Past Five Years

Over the past five years, the Company has completed the following major transactions:

•In June 2015, the Company acquired all of the outstanding shares of Uranerz. Under that transaction, the Company acquired the Nichols Ranch Project, the Hank Project, the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, the Company’s interest in the Arkose Mining Venture, uranium sales contracts, and other assets, as well as the shares of Uranerz, which holds those assets;
•In two separate transactions in February and November of 2015, the Company acquired 100% ownership of the Wate Project through the acquisition of Wate Mining Company LLC;
•In June 2016, the Company acquired EFR Alta Mesa and its primary asset, the Alta Mesa Project;
•In May 2018, the Company sold its non-core Reno Creek Property to Uranium Energy Corp.; and
•In August 2018, the Company acquired royalties on the Nichols Ranch Project, along with royalties on several operating, standby and advanced-stage ISR projects in Wyoming owned and operated by Power Resources, Inc., a wholly-owned subsidiary of Cameco Corporation.
2020 Corporate Developments
On February 10, 2020, the federal executive Budget was published for fiscal year 2021 (October 1, 2020 through September 30, 2021). The Budget “Supports Nuclear Fuel Cycle Capabilities,” and stated that “[o]n July 12, 2019, the President determined that ‘...the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.’ The President’s Budget establishes a U.S. Uranium Reserve to provide additional assurances of availability of uranium in the event of a market disruption.” Table 25-1 of the Budget sought congressional appropriations of $150 million per year over the next 10 years (totaling $1.5 billion over that time frame) for uranium purchases. For fiscal 2021 (October 1, 2020 through September 30, 2021), the Budget sought an appropriation of $150 million, “to remain available until expended,” as the appropriation for the first year of this 10-year program. On December 27, 2020, the U.S. Congress signed into law the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. Uranium Reserve. Because the U.S. Uranium Reserve has yet to be established for the United States at this time, however, there can be no certainty as to the outcome of a U.S. Uranium Reserve, if any, including the process for and details of its development, or for any further evaluations by the U.S. Nuclear Fuel Working Group established in July 2019 to “develop recommendations for reviving and expanding domestic nuclear fuel production.”

On February 20, 2020, the Company closed a bought deal public offering of Common Shares made pursuant to an underwriting agreement dated February 13, 2020 between the Company and a syndicate of underwriters led by Cantor Fitzgerald & Co. as lead underwriter and sole book-runner, and H.C. Wainwright & Co., LLC, Eight Capital, Haywood Securities Inc. and Roth Capital Partners, LLC (the “Offering”). Pursuant to the Offering, the Company issued an aggregate of 11,300,000 Common Shares at a price of $1.47 per share for gross proceeds of $16.61 million. The Company received net proceeds, after commissions and fees, of $15.14 million from the Offering.

On February 28, 2020, the Company filed an updated technical report, including a Preliminary Feasibility Study (“PFS”), for its Sheep Mountain Project in Fremont County, Wyoming on SEDAR in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects and in accordance with Canadian Institute Mining’s (“CIM”) Best Practice Guidelines for the Estimation of Mineral Resources and Mineral Reserves. The technical report, entitled Sheep Mountain Uranium Project, Fremont County, Wyoming, USA, Updated Preliminary Feasibility Study, National Instrument 43-101

Technical Report, Amended and Restated and dated February 28, 2020, was authored by Douglas L. Beahm, P.E., P.G., Principal Engineer of BRS Inc., who is independent of the Company and a Qualified Person pursuant to NI 43-101. The updated PFS incorporated recent changes in CIM mineral resource requirements and changes in the Sheep Mountain Project mine plan.

On May 6, 2020, the Company announced that it has entered into an agreement to acquire from GeoInstruments Logging LLC all of its Prompt Fission Neutron (“PFN”) technology and equipment, including all of its related intellectual property, which will give Energy Fuels the exclusive right to use, license, and service this particular PFN technology globally. PFN is critical to successful uranium production particularly from many ISR deposits, as it more accurately measures downhole in-situ U3O8 ore grade versus traditional Total Gamma and Spectral Gamma methods. The acquisition closed in late July 2020.

On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Convertible Debentures outstanding. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. The Convertible Debentures were measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes were recognized in earnings. As a result of the final redemption, no Convertible Debentures remain outstanding. The Convertible Debentures are no longer subject to the terms of the Indenture, and cease to be listed on the TSX. The Company currently has no other remaining short- or long-term debt.

On August 20, 2020, the Company announced a number of changes to its management team in order to reduce costs, flatten the organizational structure, and focus on the ongoing growth of a new generation of U.S. uranium and RE professionals, including: i) the departure of Paul Goranson as Chief Operating Officer, effective August 31, 2020; ii) the departure of Matthew Tarnowski as Chief Accounting Officer, effective October 31, 2020; iii) the promotion of Scott Bakken to Vice President, Regulatory Affairs, effective September 1, 2020; iv) the promotion of Dee Ann Nazarenus to Vice President, Human Resources and Administration, effective September 1, 2020; and v) the hiring of Sarai Luksch as Controller, effective September 1, 2020.

On September 21, 2020, the Company announced that it had been advised by the DOE Office of Fossil Energy and the National Energy Technology Laboratory that Energy Fuels was awarded a contract, working with a team from the Pennsylvania State University (“Penn State”), to evaluate and develop a conceptual design to allow for the commercial production of mixed rare earth oxides from coal-based resources in an environmentally benign fashion. The award includes an option, at the DOE’s election, for Energy Fuels to complete a feasibility study on this initiative.

On November 3, 2020, the Company announced that it had produced at the Company’s White Mesa Mill, using its existing infrastructure and pursuant to its existing Radioactive Materials License and Groundwater Discharge Permit, an REE carbonate concentrate on a pilot scale from a sample of monazite sands from a third-party supplier – the first such initiative in North America in over 20 years. Then, on December 14, 2020, the Company announced that it had entered into a three-year supply agreement with Chemours to acquire a minimum of 2,500 tons per year of natural monazite sands, which the Company plans to process at the Mill starting in 2021 to recover the contained uranium and produce a marketable mixed REE carbonate, as a key effort toward re-establishing a fully-integrated U.S. REE supply chain (see “ITEM 1. DESCRIPTION OF BUSINESS: The Company’s Rare Earth Elements Business”).

On December 21, 2020, the Company announced the publication of its first Sustainability Report, along with its Climate Change Policy, Human Rights Policy and Vendor Code of Conduct, which together with its other policies describe the Company’s ongoing commitment to the environment, worker health, public safety and social responsibility, including its important role in combating global climate change through producing and recycling carbon-free energy resources.

On December 31, 2020, the Company announced that it filed with the SEC a prospectus supplement to its effective U.S. registration statement on Form S-3 in order to renew its ATM program. Under the renewed ATM program the Company may, at its discretion from time to time, sell up to an additional $35 million of common shares, with sales only being made on the NYSE American at then-prevailing market prices, or any other existing trading market of the common shares in the United States.

Effective March 18, 2021, the Company filed a new base shelf registration statement on Form S-3 with the SEC allowing the Company to issue common shares, warrants, subscription receipts, preferred shares, debt securities, or any combination of such securities as units, in amounts, and at prices, and on terms to be determined based on market conditions at the time of sale, and as set forth in an accompanying prospectus supplement, for an aggregate offering amount of up to US$300 million during the

36-month period that the statement remains effective. On March l6, 2021, the Company received a receipt for a corresponding base shelf prospectus in Canada for an aggregate offering amount in Canada of up to US$300 million.

2021 Corporate Developments

From January 1, 2021 through March 18, 2021, the Company issued 5.50 million Common Shares at an average price of $5.53 for net proceeds of $29.70 million using the ATM.

On March 1, 2021, the Company and Neo Performance Materials (“Neo”) jointly announced that they had entered into an agreement in principle, subject to completion of definitive agreements, under which Energy Fuels will process natural monazite sands into an REE Carbonate beginning in March or April 2021 and ship a portion of that production to Neo's rare earth separations facility in Sillamäe, Estonia ("Silmet"). Neo will then process the REE Carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years. Implementation of this initiative is subject to successful ramp-up to commercial-scale operations, execution of definitive agreements, and optimization of the companies' production processes (see “ITEM 1. DESCRIPTION OF BUSINESS: The Company’s Rare Earth Elements Business”).
Company Strategy
Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the United States, supporting that goal through uranium recovery, alternate feed materials processing, third-party processing, and potential land clean-up work. In addition, the Company produces vanadium along with uranium from certain of its properties, as market conditions warrant. The Company also expects to commence commercial production of an REE carbonate in 2021, along with uranium from monazite sands, as well as uranium from alternate feed materials and other ores. See “The Rare Earth Element Market,” below. Through the operating White Mesa Mill, the Nichols Ranch Project and Alta Mesa Project, which are both currently on standby, the Company’s large uranium and vanadium resource base, and existing conventional projects on standby, under construction, and in permitting, the Company’s strategy is to maintain and increase its ability to increase uranium production in improved market conditions.

As a result of the foregoing, we intend to engage in the following activities:

•In response to the proposed establishment of a U.S. Uranium Reserve, the Company intends to evaluate activities aimed towards increasing uranium production at all or some of our production facilities, including the currently operating White Mesa Mill, as well as the Nichols Ranch ISR Facility, Alta Mesa ISR Facility, La Sal Complex, and the Pinyon Plain Mine, all of which are currently on standby, as market conditions may warrant. The Company may commence these activities prior to such establishment, recognizing that there can be no guarantee that the U.S. Uranium Reserve will ever come to fruition or that the implementation details, if they occur, will be satisfactory, and that the outcomes of this process are therefore uncertain.

•Continue to pursue U.S. government support for U.S. uranium production, such as the Company’s recent efforts to help secure a renewal of the Russian Suspension Agreement, including support for the establishment of a U.S. Uranium Reserve and any future recommendations from the U.S. Nuclear Fuel Working Group or other remedies;

•Continue the Company’s ongoing REE initiatives for the production of a REE carbonate concentrate from monazite sands sourced from third-party suppliers, with the potential to enter into one or more joint ventures for the construction of an onsite REE separation facility at the Company’s Mill site and the development of a fully-integrated U.S. REE supply chain (see “ITEM 1. DESCRIPTION OF BUSINESS: The Company’s Rare Earth Elements Business”), above;

•Defer further wellfield development at Nichols Ranch until uranium prices improve;

•Continue alternate feed processing, as well as pursue additional alternate feed materials (including potential rare-earth bearing alternate feed materials), third-party processing and other sources of feed for the Mill (including potential material generated from land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s pond solutions;

•Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and ongoing or new regulatory requirements, continue to carry out engineering, procurement and construction management activities at the Pinyon Plain Project in 2021, and maintain the property on standby until uranium prices improve;

•Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve, continue to maintain standby projects and facilities (including the Pinyon Plain Project, Alta Mesa Project, the La Sal Project and the Daneros Project) in a state of readiness for the purpose of restarting mining activities, as market conditions may warrant. At this time, subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve, all of the Company’s conventional projects are expected to remain on standby until market conditions warrant restarting mining activities, or are in the evaluation or permitting process;

•Continue permitting activities for the Roca Honda Project through the end of 2021;

•Continue to evaluate the sale of non-core assets that the Company does not believe contribute to shareholder value in order to reduce costs and/or receive sales proceeds; and

•Continue to pursue additional cost cutting measures.

Uranium Sales

As a result of current uranium market conditions, both ISR and conventional uranium recovery have been maintained at reduced levels until such time as market conditions improve sufficiently, either as a result of any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve or through improved market fundamentals.

The Company has not entered into uranium sales commitments for 2021 as of the date of this Annual Report; therefore, subject to any actions the Company may take in response to the proposed U.S. Uranium Reserve or improved market conditions, all 2021 uranium production is expected to be added to existing inventories. Energy Fuels’ significant uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories and new production may be worth significantly more in the future as a result of government uranium purchases for the proposed Uranium Reserve or otherwise. However, if suitable uranium price increases are observed in 2021, or if cash needs arise, the Company may elect to complete some discretionary uranium sales in 2021.

Overview of Uranium Market

The primary commercial use of uranium is to fuel nuclear power plants for the generation of carbon- and emission-free electricity.

According to the World Nuclear Association (“WNA”), as of January 2021, there were 442 operable nuclear reactors world-wide, which required approximately 177 million pounds of U3O8 fuel at full operation. Worldwide, there are currently 53 new reactors under construction with an additional 98 reactors on order or in the planning stage and 326 which have been proposed.

According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is filled by stockpiled inventories and secondary supplies.

According to the WNA, the United States currently has 94 operating reactors, two reactors under construction, and another 21 reactors on order, planned or proposed. According to the Nuclear Energy Institute (“NEI”), in 2019 the United States produced approximately 19.7% of its electricity from nuclear technology, while achieving an average capacity factor of 93%, leading all other carbon-free sources by a wide margin. In addition, in 2019, nuclear energy avoided 476 million metric tonnes of carbon dioxide emissions. According to the U.S. Energy Information Administration (“EIA”), U.S. utilities purchased approximately 48.3 million pounds of U3O8 in 2019. However, through March 31,2020 (the latest data available), the U.S. only produced approximately 8,098 pounds of U3O8; June 30, 2020 and September 30, 2020 data were withheld due to confidentiality concerns, which the Company believes are the result of low production figures.

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

The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were negatively impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. The Fukushima incident has created downward pressure on uranium prices over the past nine years, which is still being felt today. In contrast, China is pursuing an aggressive nuclear program, with 49 units now operating, 16 new units under construction, 39 units which are planned, and 168 units that have been proposed, according to January 2021 WNA data.

Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. According to EIA data, in 2019, U.S. utilities purchased 22% of their uranium on the spot market with the remaining 78% purchased under mid- and long-term contracts. Buyers seek to balance the security of supply with the opportunity to take advantage of lower prices. For this reason, both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests.

The graph, below, shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 until January 2021 (table labeled in 2-year increments, so 2021 does not appear on the axis, though its data is incorporated) as reported by TradeTech (not adjusted for inflation):
To give a more recent perspective, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2016 until January 2021 as reported by TradeTech (not adjusted for inflation):
According to monthly price data from TradeTech, uranium prices during 2020 were up $5.55, or 22% for the year. Monthly spot prices began the year at $24.85 per pound of U3O8 on December 31, 2019 and ended the year at $30.40 per pound, reaching a high of $33.85 per pound for the month of May 2020 and a low of $24.85 per pound at the beginning of the year (as of December 31, 2019). According to Trade Tech, the spot price was $27.40 per pound on March 12, 2021. TradeTech price data also indicated that long-term U3O8 prices began 2019 at $33.00 per pound and ended 2020 at $37.00 per pound. The high long-term price for 2020 was $39.00 per pound for the months of May and June, and the low long-term price was $33.00 per pound for the months of January and February. The long-term price at March 12, 2021 was $35.00 per pound. The Company believes the weak uranium markets are the result of excess uranium supplies caused by large quantities of state-owned uranium extraction in Kazakhstan and elsewhere, secondary uranium extraction and excess inventories, the availability of low-priced spot material, excess enrichment causing underfeeding and tails re-enrichment, insufficient production cut-backs especially from state-owned and state-subsidized uranium and uranium fuel entities, premature reactor closures, and continued weak uranium demand.
Uranium Market Outlook and Uranium Marketing Strategy
World demand for clean, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy and the depletion of existing uranium mines, the Company believes the long-term fundamentals of the uranium industry remain positive. The Company believes prices must rise to higher levels to support the new primary production that will be required to meet the increasing demand we expect to see as more nuclear units are constructed around the world, and as primary mine production drops due to depletion of resources, low prices, and temporary shutdowns caused by the novel coronavirus (“COVID-19”) pandemic. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. In addition, it is the Company's belief that additional mine production cutbacks will be required to bring the market into balance in the short and medium terms. However, a large portion of global uranium production is state-owned and state-subsidized, and therefore not subject to normal market fundamentals. It is for this reason that the Company supports the creation of the proposed U.S. Uranium Reserve to ensure the U.S. has sufficient uranium mining capacity to meet national security and energy security needs. The Company estimates that, for 2020, well less than 1% of U.S. reactor demand was met by new production from U.S. uranium mines. The Company has believed for several years that market forces will cause uranium prices, and long-term contracting levels in particular, to return to levels that are sufficient to incentivize new mine production. However, it is the Company’s belief that secondary supplies, inventories, and non-free market forces have delayed this recovery.

The Company believes prices likely hit a bottom in 2016, and despite continued market uncertainty in 2020, the lows of 2016 have not been repeated since. During 2020, the COVID-19 pandemic caused uranium prices to rise significantly as several large mines temporarily ceased operations, including Cameco Corporation's Cigar Lake and mines in Kazakhstan. Uranium spot prices began the year at $24.85 per pound, and prices were relatively flat for the first two months of the year with the price on February 29, 2020 having risen $0.05 to $24.90 per pound (TradeTech, The Nuclear Review, December 2020). By March, the COVID-19 pandemic caused “widespread security of supply concerns … as several producers took preventative action to forestall the spread of the novel coronavirus through their businesses,” including Kazatomprom (Kazakhstan), Cameco (Canada), and China National Nuclear Corporation (Namibia). By April 30, 2020, the spot price had risen over 35% versus February levels to $33.75 per pound (Ibid). According to TradeTech, “the trajectory had its roots in a supply and demand picture that saw existing and emerging annual production levels decline well below reactor requirements” (Ibid). By May and into the second and third quarters, the spot price volatility subsided, and the monthly spot price of uranium sat at $29.90 per pound at the end of October 2020 (TradeTech, NMR, October 31, 2020). According to TradeTech, 2020 spot volumes reached near-record levels, totaling almost 62.5 million pounds of uranium. In other developments, U.S. uranium production dropped a further 76% to only 190,000 pounds in 2019 versus 2018 and BHP abandoned Olympic Dam expansion plans (TradeTech, The Nuclear Review, December 2020). In addition, Rio Tinto ceased production at its Ranger mine in early January 2021 (Mining.com, Australia’s Ranger uranium mine ceased production, January 7, 2020). On the policy front, the U.S. Congress funded $75 million for fiscal year 2021 for the establishment of a national uranium reserve, which was signed into law by the President in late-December (TradeTech, The Nuclear Review, December 2020). In addition, the U.S. and Russia agreed to extend the Russian Suspension Agreement which limits the amount of Russian uranium that can enter the U.S. (Ibid).

The Company believes that certain uranium supply and demand fundamentals are pointing to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved in 2020, they still remain weak primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and thus far insufficient primary production cut-backs, particularly from state-owned enterprises.

In the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, and there remains a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.

The Company’s marketing strategy is to seek a base of earnings and cash flow through sales of a portion of its uranium into term contracts, to the extent such contracts are available at satisfactory prices, which has not been the case in recent years. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas, if available at satisfactory prices, and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices.

During 2020, the Company did not complete any material uranium sales. It has maintained its uranium inventory for future sales, in anticipation of higher uranium prices in the future, either as a result of U.S. government purchases for the proposed U.S. Uranium Reserve or due to improved market fundamentals.

The Company completed the remaining uranium deliveries under all its long-term contracts in 2018. Therefore, all of the Company’s current uranium production and inventory is 100% unhedged, and all uranium sales in 2021 and beyond will be made on the spot market or pursuant to new long-term contracts to the extent such contracts may be available on satisfactory terms. While the Company does not currently forecast the need to complete any spot sales in 2021 for cash generation purposes, uranium inventories, along with expected uranium production in 2021, are expected to provide the Company with the flexibility to complete spot sales in 2021 in response to the proposed establishment of a U.S. Uranium Reserve, or otherwise if market conditions warrant.

The Rare Earth Element Market

In 2020, the Company began evaluating the potential to process REEs at the White Mesa Mill. By October, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite ore. In December 2020, the Company announced that it had entered into an agreement with Chemours to acquire a minimum quantity of 2,500 tons of natural monazite ore per year for three years starting in 2021. The Company is currently evaluating selling all or a portion of the resulting carbonate to a buyer in Europe and/or stockpiling it for future separation at the Mill.

REEs are used in a variety of clean energy and advanced technologies. According to Roskill, most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The REE market is dominated by China, and according to 2018 data, controlled 68% of global primary production, 100% of global secondary production, and nearly all production of the “heavy” REEs, including terbium and dysprosium (Adames Intelligence).

The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adames Intelligence). By volume, REEs permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La) comprised 60% of total consumption, but over 90% of the value consumed.

REEs are comprised of 15 chemical elements, plus scandium (Sc) and yttrium (Y). Plus, each individual REE may transact in a number of forms. Therefore, there is no single price for REEs, but numerous prices for individual REE oxides and compounds. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La. According to data from Asian Metal, NdPr oxide mid-point prices in China rose approximately 45% during 2020 from 282,500 RMB per metric tonne to 411,500 RMB per metric tonne. Ce oxide prices in Europe dropped 9% from $2.30/kg to $2.10/kg. La oxide prices in China dropped 18% from $1,830 per metric tonne to $1,495 per metric tonne.

As demand for clean energy technologies, including electric vehicles, renewable energy systems, and batteries, along with other advanced technologies, increases in the coming years, the Company expects demand and prices for REEs, particularly the ones mentioned above, to increase. Expected increases in supply sources for REEs are also expected to increase with expected rising REE prices, which is expected to have a moderating impact on price increases.
The Vanadium Market
The White Mesa Mill has historically recovered vanadium along with uranium from certain of its properties on the Colorado Plateau, including from the La Sal Project and Rim Mine, as well as from properties owned by third-parties on the Colorado Plateau through toll milling and similar arrangements, when the price of vanadium has been high enough to justify its recovery.
In December 2018, the Company commenced a campaign to recover V2O5 from existing tailings pond solutions at the Company’s White Mesa Mill, which resulted from past mineral processing operations. In early January 2019, the Company produced its first batches of vanadium concentrate, also known as “black flake.” This was Energy Fuels’ first vanadium production since 2013, and the first time the Company recovered vanadium from tailings pond solutions at the Mill. The Company produced vanadium through the end of 2019, recovering approximately 1.8 million pounds of high-quality V2O5 under this campaign, at which point production ceased due to weak vanadium market conditions. The Company did not sell material quantities of vanadium during 2020, and as of December 31, 2020, the Company holds approximately 1,672,000 pounds of vanadium in inventory.

Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel. According to market consultant Roskill, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries, and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (Roskill). Following a dramatic spike in prices in 2018, vanadium (as V2O5) prices were down sharply in 2019, with mid-point spot prices in Europe beginning the year at $15.50 per pound, and ending the year at $5.33 per pound, reaching a high of $17.38 per pound in February 2018 (Metal Bulletin) and a low of $4.73 per pound in October 2019. During 2020, vanadium prices rose slightly to $5.40 by the end of the year. The high spot price for the year was $7.13 per pound on February 14, 2020, and the low price for vanadium in 2020 was $5.10 per pound on November 6, 2020. As at March 12, 2021, Vanadium prices were $8.33 per pound.

According to Metal Bulletin, vanadium prices rose dramatically in the second half of 2018 due to anticipated increased demand in China which implemented new standards requiring increased quantities of vanadium in rebar. However, in late-2018, prices began to drop sharply “when market participants realized the enforcement of the revised rebar policy was not as stringent as had been expected and after steel mills increased their use of ferro-niobium to reduce consumption of more costly vanadium.” (Metal Bulletin, January 20, 2020). According to Roskill, 2020 was “characterized by an economic de-synchronisation between China and the rest of the world, with a wide divergence in terms of steel consumption and production.” (Roskill, Vanadium, niobium: Markets in 2020 – a China story, December 22, 2020). China’s steel production reached an all-time high due to stimulus and infrastructure spending, while the rest of the world suffered under COVID lockdowns (Ibid). Vanadium prices were supported in China due to “reverse substitution away from niobium.” (Ibid). Further Roskill projects tighter supply and higher demand for vanadium in 2021 and into 2022 as lockdowns are relaxed and vaccines become more widely distributed (Ibid).

During January 2020, Energy Fuels produced approximately 67,000 pounds of vanadium, as production was wound down from 2019. The Company did not sell any quantities of vanadium in 2020. The Company held approximately 1,672,000 pounds of vanadium in inventory at the end of 2020. Vanadium markets can be volatile; therefore, the Company expects to hold and sell this inventory into stronger markets in the future, or as cash requirements arise.
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
The availability of funds for exploration, evaluation, permitting and construction of uranium projects is limited, and the Company may find it difficult to compete on an international scale with larger and more established uranium exploration and production companies for capital. The Company’s inability to continue exploration, advancement, and the acquisition of new properties due to lack of funding could have a material adverse effect on the Company’s future operations and financial position.

However, the Company believes it has a competitive advantage over its peers in the U.S. domestic uranium space to the extent it has diversified business opportunities, including its ability to produce vanadium as market conditions may warrant, its ability to recycle uranium through its alternate feed materials processing business, and its ability to recover REE carbonate, along with uranium, from monazite sand ores.

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
Compliance with these laws and regulations may impose substantial costs on the Company and will subject the Company to significant potential liabilities. Changes in these regulations could require the Company to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on the Company’s business operations. However, compliance with government regulations generally, including but not limited to environmental regulations, is an integral part of the Company’s day-to-day business and impacts virtually all of the Company’s capital expenditure and operating decisions at its facilities, as the Company’s facilities and operations must comply with this extensive array of environmental, health and safety laws and regulations. The costs of compliance with these laws and regulations are therefore well understood and assumed by the Company in all of its capital budgeting decisions, project analyses and cost and earnings projections. As all of the Company’s competitors in the uranium mining industry in the U.S. face the same or similar regulatory requirements, the Company does not believe its need to comply with this extensive array of laws and regulations materially affects the Company’s competitive position within the U.S. uranium mining industry.
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
On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the White Mesa Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became a Radioactive Materials License (the “Radioactive Materials License”), which was renewed in January 2018 as Amendment #8 (Renewal), then reissued as a Revised Renewal on February 16, 2018, by UDEQ’s Division of Waste Management and Radiation Control (“DWMRC”). On April 15, 2020, the DWMRC reissued the License as Amendment #9 with an amended Condition 9.7, which was revised for the purpose of incorporating into the Radioactive Materials License applicable State of Utah requirements relating to antiquities, historic site and Native American grave protections and repatriation, as these requirements had previously been expressed in terms of equivalent provisions of federal law. Two alternate feed Applications for Amendment are currently pending approval by the DWMRC. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the White Mesa Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005, then renewed in January 2018 and modified as of March 8, 2021. The White Mesa Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.

Conventional uranium extraction is subject to regulation by a number of agencies including: (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, Texas and Wyoming; (3) the Bureau of Land Management (the “BLM”) and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies, including without limitation the U.S. Fish and Wildlife Service (“USFW”), U.S. Army Corps of Engineers (“USACE”), and United States Department of Energy (“DOE”), where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project, if and when constructed, will be subject to regulation under the NRC, as a uranium processing facility and for permanent disposal of the resulting tailings.
The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming and Texas. The Nichols Ranch Project and the Alta Mesa Project each have a Source Material License. The Nichols Ranch Source Material License was originally issued by the NRC; however, the State of Wyoming became an NRC Agreement State on September 30, 2018 and the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”) subsequently assumed all management and oversight functions. Texas, an NRC Agreement State since 1963, issued the Alta Mesa Source Material License through its Texas Commission on Environmental Quality (“TCEQ”). ISR facilities are also regulated by the State of Wyoming and State of Texas, respectively, and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control (“UIC”) Permit under the Safe Drinking Water Act, as administered by the EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration (“OSHA”), rather than MSHA.

Reclamation bonds or the equivalent have been posted for each of the Company’s material properties that have structures or facilities. Energy Fuels is required to have export licenses issued by the NRC for its uranium exports, unless otherwise permissible pursuant to the White Mesa Mill’s existing Radioactive Materials License due to the nature of the material in question. Such licenses are obtained by the Company as required.
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

However, the Bureau of Land Management (the “BLM”) and USFS, each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Pinyon Plain Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that Project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Pinyon Plain Project’s claims constituted valid existing rights (“VERs”). The USFS also concluded that no additional approvals were required on the Pinyon Plain Project that would trigger any further NEPA analysis as a major federal action.
The Company believes that all its material projects within the Withdrawn Lands are on valid mining claims that will each withstand a mineral examination. However, market conditions may postpone or prevent the performance of mineral examinations on certain properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one of more of the Company’s mining claims being deemed invalid and/or that ongoing litigation challenging the validity of a VER determination would not result in the overturn of such determination, either of which could prevent a project from proceeding.

Former President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of County Road 258, which the Company relies on for access to its Daneros Project, and a property boundary that abutted the boundary of the White Mesa Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, former President Trump issued a Proclamation that amended former President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation has been challenged in Federal Court. The closest boundaries of the reduced monument to any of the Company’s operations are approximately 6 miles from the White Mesa Mill and approximately 15 miles from the Daneros Project. On December 23, 2017, the Company issued a press release reiterating its past and present support of Bears Ears National Monument, and clarifying that the Company sought only minor adjustments to the original boundaries of the monument to prevent the boundary from directly abutting some of its existing operations, which were very minor adjustments, insignificant compared to the original size of the monument, and not a reflection of now former President Trump’s total reduction. However, it is possible that the Daneros Project and/or the White Mesa Mill could become subject to additional requirements, restrictions and costs if the original designation is upheld in Court, or reinstated by President Biden.
Employees
As of the date of this Annual Report, the Company and its subsidiaries have approximately 94 full-time employees, all of whom are employed through the Company’s wholly owned, indirectly held subsidiary Energy Fuels Resources (USA) Inc. We operate in established mining areas where we have found sufficient available personnel for our business plans.

The Company is dependent on key personnel and qualified and experienced employees to conduct its business, given its diversified business opportunities, including its ability to produce vanadium as market conditions may warrant, its ability to recycle uranium through its alternate feed materials processing business, and its ability to recover REE carbonate, along with uranium, from monazite sand ores, all of which businesses are currently unique to the Company among its peers. The Company’s compensation plans, including its Omnibus Equity Incentive Compensation Plan are designed to address the attraction and retention of personnel, through the grant of equity incentives, in addition to cash salaries. This allows the Company to provide attractive incentive packages to its employees, while at the same time preserving its cash resources during times of low commodity prices and standby operations at a number of its facilities. Further, under these plans, all equity compensation granted to employees vests over time, thereby providing a retention incentive for key employees. The Company also has a succession plan designed to identify and address gaps and risks associated with succession of key employees. In addition, as part of the Company’s ongoing efforts to develop and retain key employees, on August 20, 2020, the Company announced a number of changes to its management team in order to reduce costs, flatten the organizational structure, and focus on the ongoing growth of a new generation of U.S. uranium and REE professionals (See “2020 Corporate Developments”).

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
Risks Related to our Industry
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
Our results of operations are significantly affected by the market price of uranium, vanadium and rare earth elements, which are cyclical and subject to substantial price fluctuations.
Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market price of uranium, vanadium and REEs. Among other factors, these prices also affect the value of our resources, reserves, and inventories, as well as the market price of our Common Shares.

Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, potentially, those planned in the 2021 Budget and those taken pursuant to the 2021 Omnibus Spending Bill that appropriates funding for the proposed U.S. Uranium Reserve. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. With respect to REEs, such factors include, among others: demand for REEs; political and economic conditions in REE producing and consuming countries; REE-bearing ore supply from secondary sources; international interest in the purchase of REE carbonate, absent a U.S.-based separation facility; public and political response to REE initiatives at the White Mesa Mill; governmental investment in domestic REE infrastructure; world production levels; costs of production; risks associated with foreign governmental actions, policies, laws, rules and regulations, and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to the Company and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of REE carbonate and other REE products and services to world and domestic markets; and other government actions, including licensing and import requirements.

Other factors relating to the price of uranium, vanadium and REEs include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium and REE carbonate by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction, recovery or processing at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium and REE prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from or processed at our properties will be such that any deposits can be operated at a profit.

Our profitability is directly related to the market price of uranium, vanadium and REEs recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium or REE carbonate at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.

Our properties do not contain Mineral Reserves under SEC Industry Guide 7, and many of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.

Our properties do not contain any mineral reserves under SEC Industry Guide 7 (see “Cautionary Note to United States Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates”). At current uranium and vanadium prices, many of our properties, projects, and facilities are not economic for uranium or vanadium extraction, recovery, or processing. At our Pinyon Plain Project, we are currently evaluating the possibility of recovering copper as a byproduct along with uranium and the impact of any recovered copper on the economics of that project at current uranium prices. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. Similarly, there can be no assurance that the value of any copper recovered as a byproduct at the Pinyon Plain Project will be sufficient to advance that project without increases in the price of uranium and/or copper. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period and that the Company could be able to demonstrate a significant copper credit at the Pinyon Plain Project, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities. We have currently identified a number of non-core properties and projects that we may sell, drop, or reclaim depending on current market conditions.

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

While the very heart of our business – uranium production, which is the fuel for carbon-free, emission-free baseload nuclear power – and our recycling programs, help address global climate change and reduce air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including the unnecessary use of energy resources, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

With the recent change in administration, there is a risk that the new administration will not support mining, uranium mining, nuclear energy or other aspects of our business, including: not supporting the proposed establishment of a U.S. Uranium Reserve included in the COVID-Relief and Omnibus Spending Bill passed by the U.S. Congress in December 2020, or any or all of the other recommendations of the U.S. Nuclear Fuel Working Group; and limiting, restricting or preventing the use of public lands for mining and other activities.

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

The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, some of which can be inaccurate, non-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.

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

Whether a mineral deposit will be commercially viable depends on a number of factors, which include, among other things: the accuracy of resource and reserve estimates; the particular attributes of the deposit, such as its size, geology and grade; the ability to economically recover commercial quantities of the minerals; proximity to infrastructure and availability of personnel; financing costs; governmental regulations, including regulations relating to prices, taxes, royalties; the potential for litigation; land use; importing and exporting; and environmental and cultural protection. The construction, development, expansion and restarting of projects are also subject to: the successful completion of engineering studies; the issuance of necessary governmental permits; the availability of adequate financing; engineering and construction timetables and capital costs being correctly estimated for our projects, including restarting projects on standby; and such construction timetables and capital costs not being affected by unforeseen circumstances. The effect of these factors cannot be accurately predicted, but the combination of these factors, along with others, may result in our not receiving an adequate return on invested capital.

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

In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities including with respect to production and uranium recovery at our facilities, such as the White Mesa Mill and the Pinyon Plain Project. This opposition may take on forms such as road blockades, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, and other rulings contrary to our interests. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities are beyond our control. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs, and this could have a material adverse effect on our business and financial condition.

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

Risks associated with our REE business.

There are a number of risks inherent to our REE activities, which include the following:

•The risk of achieving and maintaining an adequate supply of monazite sands for processing at the White Mesa Mill. The Company does not currently own its own monazite-bearing mines and is completely dependent on contractual arrangements for its REE feed sources. There can be no guarantee that the Company will be able to secure adequate monazite supply over the long-term at suitable prices. In addition, the price the Company may be required to pay for monazite sands is subject to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential joint ventures with mine owners but there can be no guarantee that any joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore sources and rely on REE separation facilities located outside the United States, we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources and/or REE separation facilities;
•The risk of being able to contract to sell the White Mesa Mill’s REE product at satisfactory prices. The Company intends to secure potential sales contracts with one or more REE separation facilities for the sale of the REE carbonate produced at the Mill, but there can be no guarantee that any such contracts will be entered into on satisfactory terms, or at all, in the future. If the Company is not able to secure adequate contracts for the sale of its REE carbonate, we may be required to hold our carbonate in inventory until it can be sold at reasonable prices, which would require the commitment of the Company’s cash resources while the REE product is being held in inventory. We would also bear the risk that the REE product may not be able to be sold at reasonable prices in the future, either due to a lack of a market for the purchase of our REE carbonate, and/or a reduction in REE commodity prices and hence a reduction in the value of the carbonate. We anticipate that the U.S. government may take steps to support the development of a U.S.

supply chain for REEs through price support or other mechanisms, but there can be no guarantee that any such support will be given, or if given, would benefit the Company.
•The risk of process failures in the production of REE carbonates such as the ability of the Company to produce REE Carbonate to meet commercial specifications on a commercial scale at acceptable costs, which could delay the expected commencement of commercial production of REE carbonate at the Mill in 2021 or prevent the commercial production of REE carbonate cost-competitively or at all;
•The risk that we may not be able to increase our sources of natural monazite sands or other ores in amounts sufficient to result in cost competitive production of REE carbonate at the Mill;
•The inability of the Company to successfully or cost-competitively process other types of REE and uranium bearing ores at the Mill produced from coal-based resources;
•The inability of the Company to construct and operate an REE separation facility, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the United States; and
•The risk of permit and license challenges or the failure to obtain any needed permit or license amendments. The Mill can produce REE carbonate, along with uranium, from natural uranium- and REE-bearing monazite sand ores, but additional licensing may be required to permit and construct a separation facility and potential REE metal and metal alloy facilities at the Mill. The existing licensing regime and any new permits or licenses or amendments that may be required are subject to challenge, which could delay or prevent existing production or any new construction, as well as any separation and other activities.

Risks Relating to our Regulatory Environment

The SEC’s adoption of the “Modernization of Property Disclosures for Mining Registrants” creates uncertainty related to the Company’s existing NI 43-101 reserves and resources and may result in increased compliance costs for the Company.

The New Rule will rescind Industry Guide 7 when all registrants are required to comply with the new rules. The New Rule will require the Company to disclose specific information related to its material mining operations including concerning its mineral resources and mineral reserves. While the New Rule has similarities with NI 43-101, the Company may be required to update or revise all existing technical reports which may result in revisions (either upward or downward) to the Company’s reserves and resources. In addition, the New Rule is subject to unknown interpretations, which could require the Company to incur substantial costs associated with compliance. If the Company fails to come into compliance with the New Rule, it could be subject to enforcement actions by the SEC. The Company cannot predict the nature of any future enforcement, interpretation, or application of the New Rule. Any further revisions to, or interpretations of, the New Rule could result in the Company incurring unforeseen costs associated with compliance.

We are a “smaller reporting company” and, therefore, certain reduced disclosure and other requirements are available to us.

Currently, we are a “smaller reporting company” meaning we have (i) less than $100 million in annual revenues and our public float is less than $700 million or (ii) we have a public float less than $250 million. As a “smaller reporting company,” we may provide certain scaled disclosures, although the Company has elected not to avail itself of all of the scaled disclosure options available to “smaller reporting companies” at this time.

Our future business and results of operations face uncertainties as a result of any action or inaction of the U.S. Government pursuant to the 2021 Omnibus Spending Bill that appropriates funding for a proposed U.S. Uranium Reserve, and any further evaluations by the U.S. Nuclear Fuel Working Group.

On December 27, 2020, the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the proposed establishment of a strategic U.S. Uranium Reserve, was signed into law. Because the U.S. Uranium Reserve has yet to be established at this time, however, there can be no certainty as to the outcome of a Uranium Reserve, if any, including the process for and details of its development, or for any further evaluations of the U.S. Nuclear Fuel Working Group established in July 2019 to “develop recommendations for reviving and expanding domestic nuclear fuel production.” If the required appropriations passed by Congress are deferred, or if they are implemented in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not improve and/or the Company’s REE initiatives are not adequate to otherwise sustain the Company’s other business activities, we may further reduce our operational activities and monetize certain non-core conventional mining assets as required in order to minimize our cash expenditures while preserving our core asset base for increased production in the future as market conditions may warrant.

Participation in Industry Trade Petition and related activities could have negative repercussions.

The Company previously participated in the filing of a Petition for Relief with the U.S. Department of Commerce (“DOC”) under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security (the “Section 232 Petition”), which resulted in the establishment of the Working Group on July 12, 2019 to study U.S. nuclear fuel production, including uranium mining, in order “to develop recommendations for reviving and expanding domestic nuclear fuel production” and to “reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” Based on recommendations from the Working Group, the U.S. Congress included in its COVID-Relief and Omnibus Spending Bill, which was signed into law on December 27, 2020, $75 million for the proposed establishment of a strategic U.S. Uranium Reserve. See “Proposed Establishment of a U.S. Uranium Reserve and Working Group Update.”

Although the Company believes this bipartisan appropriation is a significant accomplishment that will ultimately strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers, there is a risk that such funds will not be allocated in a way that benefits the Company, a risk that the proposed U.S. Uranium Reserve will not be established, or will see a delay in its establishment, and the potential for negative responses or repercussions to these activities from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad, which could have a negative impact on the Company and its operations. In addition, the costs of pursuing such actions have been and could continue to be significant. It should also be noted that there can be no certainty as to the any further recommendations of the Working Group, and therefore its influence on the U.S. Congress and uranium industry going forward is uncertain.

Participation in the renewal of the Russian Suspension Agreement and related activities could have negative repercussions.

In October 2020, the DOC and State Atomic Energy Corporation Rosatom, on behalf of the Government of the Russian Federation, signed an amendment (the “Amendment”) to the “Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation” (the “Agreement”), thereby extending limitations on the import of Russian low-enriched uranium into the U.S. for use as fuel for nuclear reactors until the year 2040 and tightening restrictions in order to close loopholes identified in the original Agreement. The Company participated with the DOC in its efforts to secure the Amendment as an advocate for domestic uranium producers, which has the potential for negative responses or repercussions to these activities from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad, which could have a negative impact on the Company and its operations.

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

The former Trump administration subsequently modified the designation of the Bears Ears National Monument on December 4, 2017 through Presidential Proclamation, which took effect on February 2, 2018. The revised boundaries have been moved well away from the White Mesa Mill property boundary as well as the Daneros Mine permit boundary. This revision of the monument boundaries is currently under legal challenge, but the Company does not expect that action to interfere with its operations or activities. Under the current administration, there is a risk that the boundaries of the monument may be changed, including changed to their original locations abutting the White Mesa Mill property boundary and close to the permit boundary of the Daneros Mine, which could adversely impact those properties.

The new or lasting impacts of the USMCA (formerly NAFTA) on the Company remain unclear, and any action by President Biden to withdraw from or materially modify certain other international trade agreements in the future could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. Domestic Issuer for SEC purposes, and all of our assets, operations and employees are in the U.S., the Company is incorporated in Ontario, Canada. On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of the North American Free Trade Agreement (“NAFTA”) in what is known as the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020 after being approved by the U.S. Congress. At this time, the new or lasting impacts of the USMCA on the Company remain unclear. In addition, if President Biden takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.

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

Risks Related to Our Business

Because the probability of an individual prospect ever having “reserves” as defined by the SEC Industry Guide 7 is not known, our properties may not contain any “reserves,” and any funds spent on exploration may be lost.

We have no “reserves” as defined by SEC Industry Guide 7. Because the probability of an individual prospect ever having “reserves” as defined by SEC Industry Guide 7 is uncertain, our properties may not contain any “reserves,” and any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by SEC Industry Guide 7. Further, although we are undertaking uranium extraction activities at our White Mesa Mill, our lack of established reserves means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover uranium in commercially exploitable quantities and any identified deposit may never qualify as a commercially mineable “reserve.” We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

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

At current uranium and vanadium prices, none of the Company’s conventional mines were active in 2020; all such conventional properties are either on standby, in the evaluation and permitting phase, or inactive, and no third-party conventional properties are operating to provide mill feed. In times of depressed commodity prices, when conventional mine production is on standby, the Mill has relied primarily on processing alternate feed materials. The Company continuously seeks to identify and secure additional alternate feed materials and other sources of mill feed, such as materials from the clean-up of abandoned uranium mine sites. The Company is also in the process of ramping up for the planned commercial production of REE carbonate at the Mill in 2021. However, there can be no assurance that sufficient conventional ores, alternate feed materials, suitable tailings pond solutions and/or other sources of mill feed will be available in the future, or that our planned production of REE carbonate will be successful, so as to allow us to operate the White Mesa Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

Our prior term sales contracts for a portion of our recovered uranium have expired, with no new long-term contracts for the sale of uranium or vanadium made in 2020 or to date in 2021, and there can be no guarantee that we will be able to enter into new term sales contracts in the future on suitable terms and conditions.

All the Company’s existing long-term sales contracts for a portion of our recovered uranium expired following the Company’s final April 1, 2018 deliveries. The Company did not enter into any new long-term contracts for the sale of uranium or vanadium in 2019, 2020 or, as of the date of this Form 10-K, in 2021, and there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of a sufficient amount of uranium, vanadium or REE carbonate at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.

Vanadium mineral resource estimates for the La Sal Complex are based in part on the Company’s White Mesa Mill production records.

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

We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. We may also from time to time acquire properties whereby certain payment obligations owed to the seller are paid by us over time, with the seller’s sole remedy for non-payment by us being re-acquisition of the property. Events may occur in the future, including events out of our control that would cause us to fail to satisfy our debt or financing instruments. In such circumstances, or if we were to default on our obligations under such debt or financing instruments, the amounts drawn in accordance with the underlying agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.

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

The validity of unpatented mining claims on U.S. public lands is sometimes difficult to confirm and may be contested. Due to the extensive requirements and associated expense required to obtain and maintain mining rights on U.S. public lands, our properties are subject to various title uncertainties which are common to the industry with the attendant risk that there may be defects in title. In addition, the Secretary of the Interior has withdrawn certain lands around the Grand Canyon National Park from location and entry under the Mining Laws. All of our material Arizona Strip properties, other than the Wate Property, are located on these withdrawn lands. No new mining claims may be filed on the withdrawn lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all of our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Further, our Arizona 1 Project has an approved PO which, absent modification, would not require a mineral examination. Although our Pinyon Plain Project also has an approved PO, which, absent modification, would not require a mineral examination, the USFS performed a mineral examination at that mine in 2012, and concluded that the underlying mining claims are valid existing rights (a decision which is involved in a current court challenge). However, market conditions may postpone or prevent the performance of mineral examinations on certain other properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one or more of our mining claims being considered invalid, which could prevent a project from proceeding.

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

We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp.’s U.S. Mining Division in 2012, including the White Mesa Mill, certain of the Arizona Strip Properties, the Henry Mountains Complex, the La Sal Project, and the Daneros Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; and EFR Alta Mesa in 2016, including the Alta Mesa Project, due to integration, operational and uranium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and, in some cases, we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in integrating the acquired assets into the Company. Our failure to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

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

In addition, the Company is evaluating recovering copper at the White Mesa Mill as a byproduct with uranium from its Pinyon Plain Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a byproduct on an economic basis.

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

Our material mineral resources are located at the Nichols Ranch Project, the Alta Mesa Project, the Pinyon Plain Project, the Roca Honda Project, the Sheep Mountain Project, the Henry Mountains Complex, the La Sal Project, and the Daneros Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other mineral resources or reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current mineral resources are depleted. There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our mineral resources or finding or developing reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.

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

Our sales of uranium, vanadium and REE products expose us to the risk of non-payment.

Our sales of uranium, vanadium and REE products expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring prepayment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.

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

Our compensation programs include cash and equity incentive compensation components designed to attract and retain qualified personnel, which, in the case of our equity incentive programs, contain vesting requirements which also help retain qualified personnel. Further, all of the Company’s current executive officers have, and all future executive officers are expected to have, employment agreements with the Company, which also serve to attract and retain qualified personnel. In addition, the Company prioritizes the development of its existing management personnel and the advancement of existing personnel to fill vacancies as they arise, which the Company believes is an important element in developing, attracting and retaining the most qualified management personnel.

Nevertheless, our success will depend on the availability of qualified and experienced employees to work in our operations and our ability to develop, attract and retain such employees. The number of individuals with relevant mining and operational experience in this industry, especially the U.S. uranium industry, is small.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be presented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. Such report must also be attested to by our independent registered public accounting firm.

In late 2019, we identified material weaknesses in our internal controls over financial reporting related to the Company’s risk assessment process not adequately identifying (1) risks of misstatement due to error and fraud related to our financial reporting processes; and (2) risks related to the use of information technology (IT) systems as part of our financial reporting processes and designing adequate controls to address those risks. As a consequence of the ineffective risk assessment process, the Company did not design, implement, and maintain effective control activities at the transaction level over significant accounts to mitigate the risk of material misstatement in our financial reporting processes. With the oversight of senior management, the Company has concluded that it has remediated the underlying causes of these material weaknesses, primarily through: the development and implementation of improvements to our risk assessment process designed to ensure that risks of misstatement due to error and fraud related to our financial reporting processes are adequately identified; the development and implementation of adequate controls designed to address risks related to the use of IT systems as part of our financial reporting processes; and the development and implementation of controls responsive to the identified risks.

However, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner in the future, or if we are unable to assert in the future that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal controls over financial reporting if required in the future, then future material weaknesses may be identified, and investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

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

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation

To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, process technology, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third party providers have required capabilities and controls, to address this risk. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. The Company may not maintain cybersecurity insurance in the event of an information security or cyber incident with sufficient coverage to cover all financial losses, or at all.

General Risk Factors

We are subject to global economic risks.

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008, economic problems in the U.S. and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium, vanadium and REEs, as well as currencies and global debt and stock markets. As a result of the ongoing COVID-19 pandemic, or in the case of a future pandemic or other widespread health emergency, quarantine or other requirements or circumstances may require the Company to change the way it conducts its business and operations, including require the Company to reduce or cease operations at some or all of its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All of these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

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

COVID-19

The Company continues to evaluate the effects of the global COVID-19 pandemic on the Company’s business objectives, projections and workforce, To date, although the Company has made operational adjustments since the onset of the pandemic to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. None of these operational adjustments have been material to the Company. The Company has evaluated any potential shutdown of Company production facilities as a result of COVID-19, and has determined that any such shutdown could be accommodated by the Company in a manner consistent with a typical shutdown of Company production facilities as a result of depressed commodity prices. Nevertheless, circumstances could change in the future, which could create economic and financial disruptions and require the Company to reduce or cease operations at some or all of its facilities for an indeterminate period of time, and which could have a material impact on the Company’s business, operations, personnel and financial condition.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Internal controls over financial reporting are procedures designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported. Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in reports filed with securities regulatory agencies is recorded, processed, summarized, and reported on a timely basis and is accumulated and communicated to a company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of reporting, including financial reporting and financial statement preparation.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTIES

Cautionary Note to United States Investors: Information contained in this item differs from the disclosure requirements of the SEC applicable to U.S.-incorporated domestic issuers. This Item 2 and other sections of this Annual Report contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” at the beginning of this Annual Report for definitions and further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Material Property
WYOMING
Nichols Ranch
Sheep Mountain
UTAH
COLORADO
La Sal
Henry Mountains Complex
White Mesa Mill
Daneros
TEXAS
Pinyon Plain
Roca Honda
NEW MEXICO
ARIZONA
Alta Mesa
N
0 50 100 200 300
Miles
29
90
84
25
80
76
70
15
44
40
20
10
35

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

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfields; (iii) the Jane Dough Property; and (iv) the Hank Project, which includes the permitted but not constructed Hank Satellite Plant and the Hank Property. See “The Nichols Ranch ISR Project.” The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold), the West North Butte Property, the North Rolling Pin Property, and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties - Other ISR Projects.” Nichols Ranch is currently winding down production from its existing wellfields, which are expected to be depleted by the end of the first quarter of 2021. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. A decision to commence development will be made if the Company decides to take action in response to the proposed establishment of a U.S. Uranium Reserve or uranium prices otherwise improve to a point where economic feasibility of the Nichols Ranch Project is realized.

The Alta Mesa Project has a fully-licensed and constructed ISR uranium recovery plant, with a design capacity of 1.5 million pounds of uranium concentrate per year. In order for Alta Mesa to engage in future uranium production, the Company will need to incur capital expenditures to develop wellfields. A decision to commence development will be made if the Company decides to take action in response to the proposed establishment of a U.S. Uranium Reserve or uranium prices otherwise improve to a point where the economic feasibility of the Alta Mesa Project is realized.

Conventional Uranium Activities

The Company conducts its conventional uranium extraction and recovery activities through its White Mesa Mill, which is the only operating conventional uranium mill in the United States. The White Mesa Mill located near Blanding, Utah is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation (both open pit and underground), which is permitted, and the proposed Sheep Mountain Processing Operation (heap leach), which is not permitted at this time.

In November 2020, the Company officially changed the name of its Canyon Project to the Pinyon Plain Project. No material changes have taken place at the Pinyon Plain Project, and the land position and disclosed mineral resources remain the same. The NI 43-101 technical report that the information in this 10-K is based upon still contains Canyon Mine in the title. All references to the Project in this document have been changed from Canyon Mine to Pinyon Plain, except when directly referencing its technical report.

The Company’s principal conventional properties include the following:

•the White Mesa Mill. See “The White Mesa Mill”;
•the Pinyon Plain Project (formerly the Canyon Project). See “The Pinyon Plain Project”;
•the Roca Honda Project. See “The Roca Honda Project”;
•the Sheep Mountain Project. See “The Sheep Mountain Project”;
•the Henry Mountains Complex comprised of the Tony M Property and the Bullfrog Property. See “The Henry Mountains Complex”;
•the La Sal Project. See “The La Sal Project”;
•the Daneros Project. See “The Daneros Project”;
•the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project. See “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip”; and

•The Colorado Plateau uranium properties located in the Four Corners region of Colorado and Utah, including the Whirlwind Project and the Sage Plain Project. See “Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau.”

The White Mesa Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility but can also recover vanadium and REEs. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, referred to as “alternate feed materials,” for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential alternate feed materials for the recovery of uranium. The White Mesa Mill is also currently receiving low-grade mineralized material from the cleanup of a conventional mine in northwest New Mexico and is pursuing other opportunities to process mineralized materials from the clean-up of abandoned uranium mines on the Navajo Reservation and in the four corners area of the United States.

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Uranium and Vanadium Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium recovered from the Company’s projects and facilities from January 1, 2016 to December 31, 2020:(1)

Recovery History (1)

Project or Source	2020	2019	2018	2017	2016
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA(2)	NA(2)	NA(2)	18.86%	27.98%
Recovered Pounds U3O8 (000)	144(3)	---	561(3)	1,004(3)	172(3)
Tailings Solution Recycle & In-Circuit Material(4)
Recovered Pounds U3O8 (000)	47	---	216	308	77
Recovered Pounds V2O5 (000)	67	1,807	---	---	---
Conventional Feed Materials
Tons (000)	---	---	---	---	45
Contained Grade % U3O8	---	---	---	---	0.5%
Recovered Pounds U3O8 (000)	---	---	---	---	431
Nichols Ranch(5)
Recovered Pounds U3O8 (000)	6	70	140	259	335
Alta Mesa
Recovered Pounds (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	197	70	917	1,571	1,015
Total Pounds of V2O5 Recovered (000)	67	1,807	---	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.

(2) All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2016 – 2020. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3) The 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties. The 561,000 pounds recovered in 2018 from alternate feed materials include 424,000 pounds recovered for the accounts of third parties. The 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; and the 172,000 pounds recovered in 2016 include nil pounds recovered for the accounts of third parties.
(4) Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the White Mesa Mill, though tons and grade are not available because they cannot be tied to any specific source.
(5) Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to the Nichols Ranch Project.
Mineral Extraction

The following table shows the extraction history from 2016 to December 31, 2020 from the mineral properties currently owned by the Company:

Project(1)	2020	2019	2018	2017	2016
Nichols Ranch
Pounds (000)	6	70	140	259	335
Notes:
(1) All properties reported in this table were owned by the Company on December 31, 2020 and continue to be owned by the Company. Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table.

Summary of Mineral Reserves and Resources

Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company’s Manager of Technical Services, is responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report.

The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as of December 31, 2020. NI 43-101 requires mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. The Company reports Mineral Reserves and Mineral Resources separately. Properties sold or otherwise disposed of, or committed to be sold or otherwise disposed of, during 2019 or 2020 are not included in the table. Except as stated below, the Mineral Reserve and Mineral Resource information shown below is as reported in the various technical reports prepared in accordance with NI 43-101 (the “Technical Reports”) by qualified persons employed by Peters Geosciences, BRS Inc., SRK Consulting (U.S.) Inc., and Roscoe Postle Associates Inc. See “Mineral Projects.” The table below also reflects the Company’s adjustments to the resources as of December 31, 2020 at the properties where exploration and well installation drilling and/or extraction were in progress in 2020 – notably, at the Nichols Ranch Project. Note that the name of the Canyon Mine was changed to “Pinyon Plain Mine” in 2020. As no material changes have taken place at the Pinyon Plain as of the date of this Annual Report, the technical report has not been updated and still contains Canyon Mine in its title.

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
(5) Numbers may not add due to rounding.
(6) The Mineral Reserves are fully included in the total Mineral Resources shown below.

Mineral Resource Estimates – Uranium(1)(2)(3)(4)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
ISR Properties
Nichols Ranch(5)	280	0.140%	784	2,471	0.111%	5,501	561	0.099%	1,112
Alta Mesa(6)	123	0.151%	371	1,512	0.107%	3,246	6,964	0.120%	16,794
Other Powder River Basin Properties(7)	310	0.062%	387	1,198	0.130%	3,115	2,823	0.106%	6,008
ISR Subtotal			1,548			11,862			23,914
Conventional Properties
Pinyon Plain(8)	6	0.43%	56	132	0.90%	2,378	18	0.38%	134
Roca Honda(9)	208	0.48%	1,984	1,303	0.48%	12,580	1,198	0.47%	11,206
Sheep Mountain(10)	---	---	---	11,662	0.12%	27,935	---	---	---
Henry Mountains(11)	---	---	---	2,410	0.27%	12,800	1,610	0.25%	8,080
La Sal(12)	1,009	0.18%	3,732	132	0.14%	367	185	0.10%	362
Daneros	---	---	---	20	0.36%	142	7	0.37%	52
Other Properties(13)	240	0.16%	772	201	0.28%	1,122	742	0.35%	5,248
Conventional Subtotal			6,544			57,324			25,082
Total Mineral Resources (eU3O8)			8,092			69,185			48,996
Notes:
(1)    The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
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
(5) The numbers shown represent Energy Fuels share of the Nichols Ranch Project, which is less than 100% due to a portion that is held by the Arkose Mining Venture. The total Nichols Ranch Project Mineral Resources (100%) are shown in the Nichols Ranch section of this report, and include 0.86 million, 6.2 million, and 1.2 million pounds of measured mineral resources, indicated mineral resources, and inferred mineral resources, respectively. The Nichols Ranch Project is comprised of three properties: the Nichols Ranch Wellfield, the Hank Property and the Jane Dough Property. A portion of the Jane Dough Property is held through the Arkose Mining Venture, in which the Company has an 81% interest. The Mineral Resources shown in the table differ from those in the 2015 Nichols Ranch Technical Report due to adjustments made by the Company by subtracting recovered material (1,073,156 pounds) and adding additional resources discovered by drilling during well field installation (162,500 pounds). Nichols Ranch ISR began producing on April 15, 2014. Approximately 200,000 pounds were produced that year. The total production from Nichols Ranch is now 1,273,192 pounds eU3O8.
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
(8) The name of the Canyon Mine was changed to “Pinyon Plain Mine” in 2020.
(9)     The numbers do not include the historical resource estimate for the Adjacent Roca Honda Properties. See “The Roca Honda Project,” below.
(10) The Sheep Mountain Indicated Mineral Resource fully includes the Probable Mineral Reserves calculated in accordance with NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%. Such mineral resources do not constitute reserves under SEC Industry Guide 7.
(11) The Henry Mountains Complex includes the Tony M, Southwest, Indian Bench and Copper Bench properties.
(12) The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(13)     This includes all conventional Non-Material properties, including: Wate, EZ Project, Whirlwind, and the retained portion of Sage Plain.

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
Notes:
(1) The Mineral Resource estimates in this table comply with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
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
(6) The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(7) Other Properties includes Whirlwind and the retained portion of Sage Plain.

Mineral Resource Estimate – Copper(1)(2)(3)(4)(5)(6)(7)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)
Pinyon Plain	6	9.29%	1,203	94	5.70%	10,736	5	5.90%	570
Total Mineral Resources (Cu)			1,203			10,736			570
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
(2) For the Main and Main-Lower zones of the Pinyon Plain Mine, a 0.36% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. In all other zones, only uranium was reported and a 0.29% U3O8 cut-off grade was applied. (The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. For details see the Canyon Technical Report (as defined below; now the Pinyon Plain Project)).
(3) Mineral Resources are estimated using a long-term uranium price of $60 per pound and a Copper price of $3.50 per lb.
(4) A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting.
(5) Numbers may not add due to rounding.
(6) For Pinyon Plain, Mineral Resource tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower Zones.
(7) The name of the Canyon Mine was changed to “Pinyon Plain Mine” in 2020.

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Nichols
Ranch
Hank
Jane
Dough
Newcastle
SOUTH DAKOTA
WYOMING
25
18
Mills
North Platte River
25
Douglas
18
Casper
Copyright:© 2014 Esri

Unless stated otherwise, the following description of the Nichols Ranch Project is derived from a technical report titled “Nichols Ranch Uranium Project, 43-101 Technical Report, Preliminary Economic Assessment” dated February 28, 2015, prepared by Douglas L. Beahm, P.E., P.G. of BRS Inc. and Paul Goranson, P.E., former Chief Operating Officer of the Company, in accordance with NI 43-101 (the “Nichols Ranch Technical Report”). The Nichols Ranch Technical Report includes an updated NI 43-101 mineral resource estimate and the results of a Preliminary Economic Assessment (“PEA”) for the uranium resources identified to date at the Nichols Ranch Project. Each of the authors is a “qualified person” within the meaning of NI 43-101, and Mr. Beahm is “independent” of the Company within the meaning of NI 43-101. Because the independent author of the Nichols Ranch Technical Report assumed overall responsibility for all items of the technical report, the report is therefore an independent technical report under NI 43-101. The Nichols Ranch Technical Report is available on SEDAR at www.sedar.com. The Nichols Ranch Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing uranium recovery activities.

Property Description and Location

The Nichols Ranch Project is an ISR uranium recovery project, which the Company acquired in June 2015 through the acquisition of Uranerz. It is located in the Powder River Basin of northeast Wyoming. The Nichols Ranch Project includes: (i) the Nichols Ranch Plant; (ii) the Nichols Ranch Wellfield; (iii) the Jane Dough Property; and (iv) the Hank Project, which includes the planned Hank Satellite Plant and the Hank Property. The Nichols Ranch Project is an ISR project; it is not an underground or open pit project.

A map of the Nichols Ranch Project, including the Nichols Ranch Plant, the Nichols Ranch Wellfield, the Jane Dough Property and the Hank Property is shown below:

Johnson County
Campbell County
Willow Creek
Mud Spring Creek
Hank
Nichols Ranch
Central Processing Plant
Jane Dough
Dry Fork
N
0 ½ 1 2
Miles

The Nichols Ranch Project is a fully permitted and licensed ISR facility that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the White Mesa Mill where it is dried and packaged into drums that are later shipped to a conversion facility.

The original plan for the Nichols Ranch Project included the construction of an ISR processing facility and a second uranium recovery and extraction facility at the Hank Project. The Company’s current extraction plan for the Nichols Ranch Project is now divided into three separate areas, being (i) the Nichols Ranch Wellfield, (ii) the Jane Dough Property, and (iii) the Hank Property. The Nichols Ranch Wellfield is, and the Jane Dough Property is expected to be, directly connected to the Nichols Ranch Plant via pipeline. The Hank Project is expected to consist of a uranium extraction and recovery facility that will create a loaded resin that will be trucked to the Nichols Ranch Plant for elution. The Nichols Ranch Wellfield consists of two production areas: Production Area #1 and Production Area #2. The Nichols Ranch Wellfield also includes the two deep disposal wells that are permitted and constructed for the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield to the south and contains certain properties that are 100% owned by Energy Fuels and other properties that are held in the Arkose Mining Venture, in which the Company owns an 81% interest. The Jane Dough Property contains two fully licensed and permitted extraction areas. The Hank Project is 100% owned by Energy Fuels and is located approximately six miles east of the Nichols Ranch Wellfield. The Hank Satellite Plant is fully licensed and permitted to be constructed and operate as a satellite to the Nichols Ranch Plant, and the Hank Property contains two targeted extraction areas.

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

The Nichols Ranch Project does not have known “reserves” under SEC Industry Guide 7 and is therefore considered under SEC Industry Guide 7 definitions to be “exploratory” in nature. During 2020, a total of approximately 6,000 pounds of U3O8 were recovered from the Nichols Ranch Project and nil pounds of mineralized material were added through drilling.

Accessibility, Local Resources, Physiography and Infrastructure

The Nichols Ranch Project site is located approximately 50 road miles southwest of Gillette, Wyoming and 76 road miles northeast of Casper, Wyoming in portions of Campbell and Johnson Counties, Wyoming in the Townships 41 to 45 North and Ranges 73 to 77 West. It is accessed from State Highway 50 from the east or State Highway 387 from the south, and various internal gravel-surface county and private roads. The city of Casper is located along Interstate 25, approximately one hour by air from either Denver, Colorado or Salt Lake City, Utah. The Nichols Ranch Project is accessible via two-wheel drive vehicle on existing county and/or private gravel and dirt roads.

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

Infrastructure at the site of the Nichols Ranch Project is predominantly related to local oil, gas, and coal bed methane exploration and development. Mineralized locations could affect future siting of wellfields and processing facilities. Generally, the proximity of the Nichols Ranch Project to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Power transmission lines are located on or near parts of the property. The Company has secured power from the local electrical service provider to accommodate all operational needs. Water is available from wells developed at planned facility locations, and water for ISR operations comes from the operation itself, i.e. the extracted groundwater. Therefore, the basic infrastructure (power, water and transportation) that is required to support an ISR mining operation is located within reasonable proximity to the Nichols Ranch Project.

Ownership

The Company’s property interests vary widely, and include unpatented mining claims, private and state leasehold interests and surface use rights. Some agreements renew annually, some renew automatically when mineral extraction has commenced, and some are agreements for fixed terms. For the property agreements that expire in 2021, the Company may negotiate new agreements for only those acres that are within permit boundaries or critical project areas. Leases outside of such desired project areas may be allowed to expire, although the Company may seek to negotiate new agreements for those dropped properties in the future should market conditions warrant. The Company does not expect that the expiry of any property interests in 2021 and beyond, nor the forfeiture of any unpatented mining claims in 2021, will have a material effect on the Company’s ability to continue exploration and extraction activities on these properties.

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

Surface rights under applicable laws allow for exploration disturbance, road construction and facility siting. The claimant must first notify the surface owner of its intention to locate unpatented lode mining claims on the owner’s surface and then reach an agreement with the surface owner to pay for damages caused by the claimant’s operations. If an agreement cannot be reached, the claimant may post a bond with the BLM to cover the amount of the damages caused by the claimant’s operations. Surface use agreements were negotiated with various surface owners that provide the Company with all required surface access for the Nichols Ranch Project. The surface use agreements typically provide for reimbursement to the surface owner of actual damages resulting from operations.

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

Hank Property – 100% Energy Fuels
The Hank Project, for which the Company has received a license to construct and operate a satellite plant to the Nichols Ranch Plant (known as the Hank Satellite Plant), consists of 66 unpatented lode mining claims and one surface use agreement encompassing approximately 1,393 acres. Two fee leases were allowed to expire in 2016, as they were not deemed to be significant to the project. The Hank Project permit boundary encompasses approximately 2,250 acres.

Jane Dough Property (Jane Dough/Doughstick – 100% Energy Fuels; North Jane and S. Doughstick – 100% Arkose Mining Venture, held 81% by Energy Fuels)
In 2017, the Company received its license amendment from the NRC, which includes the Jane Dough Property in the Nichols Ranch Project permit area, and combines the Jane Dough/Doughstick, North Jane and S. Doughstick properties consisting of 117 unpatented lode mining claims, 16 mineral leases, and three surface use agreements encompassing approximately 3,121 acres. Operating interests in the Jane Dough Property includes Energy Fuels’ 100% owned property and 81% from the two properties held by the Arkose Mining Venture. The Jane Dough Property permit amendment encompasses approximately 3,680 acres. The fee land in the project is covered by mineral leases some of which have annual payments and some of which are five-year paid-up leases. The mineral leases have primary terms of ten years and can be held by ongoing uranium extraction (as defined in the leases). Some of the leases expired in 2019. The fee surface is covered by three separate surface use agreements, which include damage payments paid on an annual basis. The mining leases have a variety of royalty payments based on a fixed rate, a two-tier system, or a sliding scale system.

One of the leases has a fixed royalty rate of 4% of the gross proceeds. Two of the leases have a two-tier royalty based on the price of U3O8 at the time of the sale, and they are 6% for a U3O8 price less than $75 per pound, and 8% for a U3O8 price equal to or greater than $75 per pound. Five of the leases have a sliding scale royalty that runs from a low of 2% at a U3O8 price of $25 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four leases have a sliding scale royalty that runs from a low of 4% at a U3O8 price of $40 per pound up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. Four of the leases have a sliding scale royalty that runs from a low of 4.5% at a U3O8 price of $49.99 up to a high of 10% for a U3O8 price of equal to or greater than $100 per pound. There are twenty (20) unpatented mining claims located in Section 32, Township 43 North, Range 76 West that have an overriding royalty interest of 0.25%. This overriding royalty interest is based on production of uranium on said claims. Two of the surface use agreements have a two-tiered royalty based on the sales price of the U3O8 received by

Uranerz, and they are 1% for a sales price of less than $50 per pound; and 2% for a sales price of equal to or greater than $50 per pound.

Uranium Severance Tax
The Company is required to pay a standard uranium industry severance tax of approximately 4% of sales and an ad valorem tax (annual property tax based on assessed values) to the State of Wyoming, in addition to various maintenance, land impact and access fees and other consideration to surface owners.
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

The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:

Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC (2011); WDEQ-LQD (2018)	Obtained
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	WSEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Class I UIC Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ- WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained
Notes:    NRC - Nuclear Regulatory Commission
    EPA - Environmental Protection Agency
UIC - Underground Injection Control
    WDEQ-LQD - Wyoming Department of Environmental Quality Land Quality Division
    WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
    WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
    WSEO - State Engineer’s Office
    WYPDES - Wyoming Pollutant Discharge Elimination System

Under the licensed plan, the Nichols Ranch Plant has been built, and a satellite processing facility is licensed for the Hank Project. In 2017, the NRC approved a source material license amendment to add the Jane Dough Property to the existing license for the Nichols Ranch Project, and the Wyoming Department of Environmental Quality approved an amendment to our Permit to Mine to incorporate the Jane Dough Property. The Jane Dough Property is now fully licensed and permitted as part of the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield and is expected to share its infrastructure. We are now able to bring the Jane Dough Property into extraction operations before the Hank Project. Due to its close proximity, extracted solutions from the Jane Dough Property may be delivered directly to our Nichols Ranch Plant by pipeline, thus eliminating the need for a larger capital outlay to construct a satellite plant as is planned for the Hank Project. The Jane Dough Property includes the Doughstick, South Doughstick and North Jane properties. Additional wellfields may be added to the extraction operations plan as the Company continues to assess geological data.

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

Mineralization

The targeted mineralized zones for the Nichols Ranch Wellfield in the A Sand unit are 300 to 700 feet below the surface and occur in two long narrow trends meeting at the nose. The nose is in the northwest corner of the deposit where the two narrow trends meet to form the tip of the geochemical front. The Hank Project’s two targeted mineralized zones in the F Sand unit range from 200 to 600 feet below the ground surface depending on the topography and changes in the formation’s elevation and stratigraphic horizon. The targeted mineralization zone for the Jane Dough Property is the A Sand unit, the same as Nichols Ranch, at depths of 300 to 750 feet below the surface.
Mineral Resource Estimates

BRS prepared an updated NI 43-101 compliant Mineral Resource estimate for the Nichols Ranch Project in the Nichols Ranch Technical Report. The updated Mineral Resource estimate is effective as of January 1, 2015 and is summarized in the table below. Mineral Resources were estimated using the GT Contour method. The primary data used in evaluation are equivalent uranium values as quantified by downhole geophysical logging reported as %e U3O8. Radiometric equilibrium was evaluated and a disequilibrium factor (“DEF”) of 1 was used. The minimum uranium grade included in the estimate was 0.02% eU3O8. A minimum grade of 0.02% U3O8 and GT (grade x thickness) of 0.20 were used in the resource calculations. Mineral resources are reported at a cutoff of 0.20 GT, which is the cutoff applied at the Nichols Ranch Project. The table below provides a summary of Mineral Resources by classification following CIM guidelines. There are no Mineral Reserves on the property at this time. BRS noted that it is not aware of any known environmental, permitting, legal, title, taxation, socioeconomic, marketing, political, or other relevant factors that could materially affect the current resource estimate.

Nichols Ranch Remaining Mineral Resources – Uranium(1)(2)(3)(4)(5)(6)

Classification	Property	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Energy Fuels Pounds (000)(6)
Nichols Ranch Measured Resources (M)	Nichols Ranch	280	0.140%	784	784
Nichols Ranch Indicated Resources (I)	Nichols Ranch	428	0.126%	1,079	1,079
	Hank	450	0.095%	855	855
	Jane Dough	1,892	0.112%	4,237	3,567
Nichols Ranch Total (M & I)		3,050	0.115%	6,955	6,285
Nichols Ranch Inferred Resources	Nichols Ranch	---	---	---	---
	Hank	423	0.095	803	803
	Jane Dough	170	0.112	381	309
Nichols Ranch Inferred Total		593	0.100%	1,184	1,112
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
(2) Remaining Mineral Resource includes reduction for production of 1,073,156 pounds from December 31, 2014 through December 31, 2020.
(3) Nichols Ranch ISR began producing on April 15, 2014. Approximately 200,000 pounds were produced that year. The total production from Nichols Ranch is now 1,273,192 pounds eU3O8.
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

Information shown in the table above differs from the disclosure requirements of the SEC. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”

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

Header House #9 was completed and turned on in March of 2017. No drilling or other development activities were performed since 2017.

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

7
8
9
JOHNSON
CAMPBELL
HH-1
HH-2
HH-3
HH-4
HH-5
HH9
HH-6
HH 7
HH 8
Proposed HH10
Proposed HH11
Proposed HH12
Proposed HH13
18
17
16
20
21
Legend
OVER
PROD
UNDER
RING
Header Houses Locations
Office_Building
Central Process Plant
PA1 & PA2
County Line
Sections
NR Permit Boundary
(excluding Jane Dough)
0
500
1,000
2,000
Feet
1 inch = 1,000 feet

The first five header houses and their respective wellfields in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time we acquired Uranerz in June 2015. Header house #6 was turned on in November 2015. The Company placed the 7th and 8th header-houses on-line in March and July 2016, respectively, thereby completing development of Production Area #1. In February 2017 we completed construction on our 9th header-house, marking the beginning of development in Production Area #2. Uranium recovery operations from Production Area #2 commenced in March of 2017. Nichols Ranch is currently on standby and is engaged in reduced uranium recovery activities in Production Area #1 and Production Area #2. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields.

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

The Nichols Ranch Plant is currently on standby, but is still processing uranium-bearing wellfield solutions from Production Areas #1 and #2 of the Nichols Ranch Wellfield. Yellowcake slurry, produced at the Nichols Ranch Plant, is shipped by truck from the Nichols Ranch Project to the White Mesa Mill where it is dried and packaged in drums as uranium concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third-party facility for elution, drying and packaging, under a toll processing arrangement.

In August 2020, deep disposal well #1 (NICH-DW-1) was placed back into operation after a successful work-over.

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2020, the total cost attributable to the Nichols Ranch Plant on the Company’s financial statements was $29.21 million.

The Company’s Planned Work

Nichols Ranch is currently on standby, with its existing wellfields having been depleted as of the end of the first quarter of 2020. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. A decision to commence development will be made if the Company decides to take action in response to the proposed establishment of a U.S. Uranium Reserve or uranium prices otherwise improve to a point where the economic feasibility of the Nichols Ranch Project is realized.

As a result of the Company’s WDEQ license and permit amendment approvals, it is now possible to expand extraction operations to the Jane Dough Property before expanding to the Hank Project.

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

The Project consists of Uranium Mining Leases for uranium ISR mining (4,598 acres) and Mineral Options (195,501 acres) comprising some 200,099 total acres. The Project is defined as constituting two distinct project areas with sufficient drilling to define resources. These two areas are subdivided, as listed below and illustrated on the map on the following page:

•The Alta Mesa project area, Brooks County, Texas, comprising 16,010 acres, including,
◦The Alta Mesa mine area and central processing facility
◦South Alta Mesa
◦Indigo Snake

•The Mesteña Grande project area, Jim Hogg County, Texas, comprising 47,088 acres, including,
◦Mesteña Grande Goliad
◦Mesteña Grande North
◦Mesteña Grande Central
◦Mesteña Grande Alta Vista
◦El Sordo

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

The Project is accessible year-round. The site is located approximately 11 miles west of the intersection of US Highway 281 (paved) and Ranch Road 755 (paved), 22 miles south of Falfurrias, Texas. Commercial airlines serve San Antonio, Corpus Christi and Harligen. Many of the local communities have small airfields and there are numerous private airfields in the region.

In general, the climate is warm and dry, with hot summers and relatively mild winters. However, the region is strongly influenced by its proximity to the Gulf of Mexico and, as a result, has a much more marine-type climate than the rest of Texas, which is more typically continental. Monthly mean temperatures in the region range from 55oF in January to 96oF in August. The area rarely experiences freezing conditions and, as a result, the majority of the processing facility and infrastructure is located outdoors. Wellfield piping and distribution lines do not require burial for frost protection. Annual precipitation ranges from 20 to 35 inches regionally. Primary risk for severe weather is related to heavy thunderstorms and the effects of hurricanes along the Gulf Coast.

Local infrastructure includes electricity service, which is adequate for mine and mineral processing activities. The Alta Mesa facility also has telephone and internet service in the form of a T-1 fiber optics line. The plant has an automated control and monitoring system, which allows remote monitoring of the facility, and includes fail safe systems, which can shut down portions of the system in the event of an upset condition. The facility is fully secured with on-site and remote monitoring. Water supply for the Project is from established and permitted local wells. Liquid waste from the processing facility is disposed of via deep well injection through two permitted Class I UIC disposal wells. Solid waste from the processing facilities is disposed of off-site at licensed disposal facilities. No tailings or other related waste disposal facilities are needed.

The Project is located on an operating cattle ranch. In addition, there is significant local oil and gas development and production. The Alta Mesa area was first developed as an oilfield in the 1930s with production ongoing, primarily for natural gas. Other land uses include farming and recreational uses, such as hunting.

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

[See map below]

98°50'0"W
98°40'0"W
98°30'0"W
98°20'0"W
27°20'0"N
27°10'0"N
27°0'0"N
26°50'0"N
Mestena Grande Goliad
Mestena Grande North
Mestena Grande Central
El Sordo
Mestena Grande Project Areas
Mestena Grande Alta Vista
Alta Mesa Project Areas
Indigo Snake
Alta Mesa Mine & Processing Facility
South Alta Mesa
Legend
Project Mineral Holdings
Named Project Area
Alta Mesa Permit Boundary
Area Excluded from Mineral Holdings

TEXAS

ENERGY FUELS RESOURCES (USA), INC.
ALTA MESA AND MESTENA GRANDE
Brooks and Jim Hogg Counties, TX

Detailed Property Map

N
0 2 4 8
Miles
0 2½ 5 10
Kilometers

Date: December 2020
Source: Energy Fuels

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
Notes:
TCEQ - Texas Commission on Environmental Quality
UIC - Underground Injection Control

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

Regionally, uranium deposits are hosted by four formations:
•Miocene/Pliocene Goliad Formation, consisting of fluvial deposits, mostly unconsolidated sands.
•Miocene Oakville Formation, consisting of fluvial deposits (sands, some clay).
•Oligocene/Miocene Catahoula Formation, consisting of fluvial deposits, mostly sands, clay, and clastic volcanic rich sediments.
•The Jackson Group consisting of fluvial deposits sands, silt, clay, and lignite.

At the Alta Mesa Project, in order of importance, uranium is hosted by the Goliad, Oakville, and Catahoula formations.

South Texas uranium deposits are sandstone roll-front uranium deposits. The key components in the formation of roll-front type mineralization include:
•A permeable host formation:
◦Sandstone units of the Goliad, Oakville, and Catahoula formations.
•A source of soluble uranium:
◦Volcanic ash-fall tuffs coincidental with Catahoula deposition containing elevated concentration of uranium is the probable source of uranium deposits for the South Texas Uranium Province.
•Oxidizing ground waters to leach and transport the uranium:
◦Ground waters regionally tend to be oxidizing and slightly alkaline.
•Adequate reductant within the host formation:
◦Conditions resulting from periodic H2S gas migrating along faults and subsequent iron sulfide (pyrite) precipitation created local reducing conditions.
•Time sufficient to concentrate the uranium at the oxidation/reduction interface:
◦Uranium precipitates from solution at the oxidation/reduction boundary (REDOX) as uraninite which is dominant (UO2, uranium oxide) or coffinite (USiO4, uranium silicate).
◦The geohydrologic regime of the region has been stable over millions of years with ground water movement controlled primarily by high-permeability channels within the predominantly sandstone formations of the Tertiary.

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

In 2019, the Company performed significant surface decommissioning work in PAA-1. The Project was maintained in a standby mode during 2020.

As of December 31, 2020, the total cost attributable to the Alta Mesa Project on the Company’s financial statements was $13.63 million.

The Company’s Planned Work

Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions, the Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed or suitable sales contracts can be procured. Alta Mesa is capable of resuming production within a relatively short period of time after a positive production decision by the Company, with only minimal capital requirements.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

The White Mesa Mill

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Monticello
Dove Creek
Blanding
Halls Crossing
Whirlwind
La Sal Complex
Rim
Sage Plain
Henry Mountains Complex
Daneros
White Mesa Mill
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

General

The White Mesa Mill is a fully licensed uranium and vanadium processing facility located in southeastern Utah, approximately six miles south of the city of Blanding, Utah. It is within trucking distance of the Company’s conventional properties in Utah, Colorado, Arizona and New Mexico, including the Pinyon Plain Project, the Roca Honda Project, the Henry Mountains Complex, the La Sal Project and the Daneros Project. The Mill is the only fully operational and licensed conventional uranium mill in the U.S. It is capable of functioning independently of off-site support except for commercial power from Rocky Mountain Power and as-needed supplemental water supply from the City of Blanding, Utah, and the San Juan Water Conservancy District. The White Mesa Mill is a uranium processing and recovery facility. It is not an underground or open pit project.

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

Synthetic lined cells are used to contain tailings and solutions for evaporation. The Company operates two tailings cells and one or more evaporation ponds during normal operations. As each tailings cell is filled, the water is drawn off and pumped to an evaporation pond and the tailings solids are allowed to dry. As each tailings cell reaches final capacity, reclamation begins with the placement of interim cover over the tailings. Additional cells are excavated, and the overburden is used to reclaim previous cells. In this way, there is an ongoing reclamation process.

When in full operation, the Mill employs approximately 150 people, which is reduced to approximately 110 people when the vanadium circuit is not being operated.

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

Rare Earth Elements

In 2020, the Company began utilizing the Mill to process REEs from a monazite feed source. Monazite is typically produced as part of heavy-mineral sand mining operations and contains elevated quantities of the rare earth suite of elements as well as uranium and thorium. The Mill is uniquely suited to process monazite and extract both the REEs as well as the uranium and safely dispose of the thorium. The Mill processed approximately four metric tons of monazite in 2020 and produced an on-spec rare earth carbonate, which can be sold to a rare earth separations facility.

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

The White Mesa Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the White Mesa Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $20.5 million as of December 31, 2020, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2020, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.

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

The White Mesa Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing alternate feed materials through December 2015. In 2016, the Company continued processing several alternate feed materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing alternate feed materials as well as the recovery of uranium from pond solutions at the site. In 2020, Mill activities focused solely on processing alternate feed materials and uranium and vanadium recovery from pond solutions at the site.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Project or Source	2020	2019	2018	2017	2016
Alternate Feed Materials(2)
Tons (000)	NA(2)	NA(2)	NA(2)	NA(2)	NA(2)
Ave. % U3O8	NA(2)	NA(2)	NA(2)	18.86%	27.98%
Recovered Pounds U3O8 (000)	144(3)	---	561(3)	1,004(3)	172(3)
Tailing Solution Recycle & In-Circuit Material(4)
Recovered Pounds U3O8 (000)	47	---	216	308	77
Recovered Pounds V2O5 (000)	67	1,807	---	---	---
Conventional Feed Materials
Tons (000)	---	---	---	---	45
Contained Grade % U3O8	---	---	---	---	0.5%
Recovered Pounds U3O8 (000)	---	---	---	---	431
Nichols Ranch(5)
Recovered Pounds U3O8 (000)	6	70	140	259	335
Alta Mesa
Recovered Pounds U3O8 (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	197	70	917	1,571	1,015
Total Pounds of V2O5 Recovered (000)	67	1,807	---	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the White Mesa Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.

(2) All alternate feed materials were processed at the White Mesa Mill. A number of different alternate feed materials were processed during the period 2016 – 2020. The table shows the average uranium grades and the total pounds recovered from all alternate feed materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3) 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties; the 561,000 pounds recovered in 2018 from alternate feed materials include 424,000 pounds recovered for the accounts of third parties; the 1,004,000 pounds recovered in 2017 include 952,000 pounds recovered for the accounts of third parties; and the 172,000 pounds recovered in 2016 include nil pounds recovered for the accounts of third parties.
(4) Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the White Mesa Mill, though tons and grade are not available because they cannot be tied to any specific source.
(5) Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to the Nichols Ranch Project.

Present Condition of the Property

Planned Operations and Maintenance

The White Mesa Mill operated the alternate feed circuit throughout 2014 and 2015 and stopped processing materials in July of 2016. The White Mesa Mill processed conventional mineralized material in the second and third quarter of 2016 and processed alternate feed materials during the remainder of the year. In 2017 and 2018, the Mill processed only alternate feed materials and recovered uranium from pond solutions at the site. The White Mesa Mill recovered no pounds of U3O8 during 2019, and operations focused solely on vanadium recovery from dissolved vanadium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). The White Mesa Mill recovered approximately 67,000 pounds of V2O5 in 2020 from Pond Return. Of these 67,000 pounds of V2O5, all were for the account of the Company. During 2020, the Company recovered approximately 190,000 pounds of U3O8 from the processing of alternate feed materials and Pond Return. The Company also recovered approximately 68,000 pounds of V2O5 from Pond Returns. In 2020, the Company also began processing an REE feed at a pilot scale. The Company produced approximately 4 metric tons of rare earth carbonate. The Mill operations registered zero lost time accidents in 2017, 2018, 2019 and 2020.

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

Prior to Energy Fuels’ acquisition of the Mill from Denison, elevated concentrations of nitrate and chloride were observed in some of the monitoring wells at the White Mesa Mill site in 2008, a number of which are upgradient of the Mill’s tailings cells. Pursuant to a Stipulated Consent Agreement with UDEQ, Denison retained INTERA, Inc., an independent professional engineering firm, to investigate these elevated concentrations and to prepare a Contamination Investigation Report for submittal to UDEQ. The investigation was completed in 2009, and the Contamination Investigation Report was submitted to UDEQ in January 2010. INTERA concluded in the Report that: (1) the nitrate and chloride are co-extensive and appear to originally come from the same source; and (2) the source is upgradient of the Mill property and is not the result of Mill activities. UDEQ reviewed the Report and concluded that further investigations were required before it could determine the source of the contamination and the responsibility for cleanup. Such investigations were performed in 2010 and 2011 but were considered inconclusive by UDEQ. As a result, after the investigations, it was determined that there are site conditions that make it difficult to ascertain the source(s) of contamination at the site, and that it was not possible at that time to determine the source(s), causes(s), attribution, magnitude(s) of contribution, and proportion(s) of the local nitrate and chloride in groundwater. For those reasons, UDEQ decided that it could not eliminate Mill activities as a potential cause, either in full or in part, of the contamination. The Company and UDEQ have therefore agreed that resources are better spent in developing a CAP, rather than continuing with further investigations as to the source(s) and attribution of the groundwater contamination. Pursuant to a revised Stipulated Consent Agreement, Denison submitted a draft CAP for remediation of the contamination to UDEQ in November 2011. The CAP proposed a program of pumping the nitrate contaminated groundwater to the Mill’s tailings cells, similar to the chloroform remedial program. UDEQ approved the CAP on December 12, 2012. In accordance with the CAP, in 2013 the Company commenced pumping nitrate/chloride contaminated water from four monitoring wells for use in Mill processing or discharge into the Mill’s process or tailings cells. In December 2017 the Mill filed its first CACME, required under the CAP every five years. By letter dated June 22, 2018, the DWMRC requested the implementation of Phase III actions specified in the CAP. Phase III actions include modeling, and study of plume dynamics and assessment of future actions if any. The Phase III report was submitted to DWMRC in December 2018 and is currently under review by DWMRC. Although the contamination appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

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

Total Cost of Project

The White Mesa Mill was acquired by the Company in June 2012, through the acquisition of the US Mining Division from Denison. The cost of the White Mesa Mill has been fully impaired, and as of December 31, 2020, the total cost attributable to the White Mesa Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2021, the Company expects to recovery approximately 45,000 pounds of U3O8 at the Mill. These pounds will be a result of processing rare earth bearing uranium ore as well as alternate feed materials. A rare earth carbonate product is also planned to be produced during 2021. Total rare earth carbonate production is expected to be in the range of 2,000-3,000 tons. Evaluation and piloting of rare earth separation processes is also expected. Low grade uranium ore will continue to be received at the Mill from a clean-up mine site in New Mexico. Approximately 20,000 tons of this material is expected during 2021. No vanadium production is planned during 2021.

The Pinyon Plain Project (formerly the Canyon Project)

Material Project
Non-Material Project
89
Kanab
89
UTAH
orado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0
5
10
20
Miles
180
Copyright:(c) 2014 Esri

Except as noted, the following technical and scientific description of the Pinyon Plain Project is based on a technical report titled “Technical Report on the Canyon Project, Coconino County, Arizona, U.S.A.,” dated October 6, 2017 prepared by Mark B. Mathisen, C.P.G., Valerie Wilson, M.Sc., P.Geo, and Jeffrey L. Woods, QP MMSA, SME of Roscoe Postle Associates (“RPA”) in accordance with NI 43-101 (the “Canyon Technical Report”). Note that the name of the Canyon Mine was changed to the Pinyon Plain Mine in November 2020. Each of the authors of the Canyon Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Canyon Technical Report is available on SEDAR at www.sedar.com. The Pinyon Plain Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing development activities.

Property Description and Location

The Pinyon Plain Project is a fully constructed and partially developed underground uranium project with a head frame, a hoist, a compressor and a completed shaft. The site is located south of Grand Canyon National Park, in Sections 19 and 20, T29N, R03E, GSRM, Coconino County, Arizona, 153 miles north of Phoenix, 86 miles northwest of Flagstaff and seven miles south of Tusayan, Arizona in the Kaibab National Forest. The Pinyon Plain Project was acquired by Energy Fuels in its June 2012 acquisition of Denison’s U.S. Mining Division.

The Pinyon Plain Project is located in the Arizona Strip mining district. The Arizona Strip is an area largely bounded on the north by the Arizona/Utah state line; on the east by the Colorado River and Marble Canyon; on the west by the Grand Wash Cliffs; and on the south by a midpoint between the city of Flagstaff and the Grand Canyon. The area encompasses approximately 13,000 square miles. Uranium-bearing material from the Arizona Strip mines is hauled by truck to the White Mesa Mill where it is processed. The

Company’s Arizona 1, Pinenut (now in reclamation) and EZ Projects are located north of the Grand Canyon. The Pinyon Plain Project and Wate Project are located south of the Grand Canyon. The Pinyon Plain Project is 325 road miles from the White Mesa Mill.

Pinyon Plain Shaft
Pinyon Plain Mine
Permit Boundary
64
305A
305
64
N
0
¼
½
1
Miles
Copyright:(c) 2014 Esri

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Pinyon Plain Project site is via State Highway 64 to within five miles of the mine site, then over unsurfaced public Forest Service roads. The Atchison, Topeka and Santa Fe railway line passes east-west 50 miles south of the site at Williams, and a spur of the railway, which passes 10 miles west of the Pinyon Plain Project site, services the Grand Canyon National Park. Airports at Flagstaff, Phoenix, and Tusayan provide air access to the area.

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

The community of Tusayan, seven miles northwest of the Pinyon Plain Project, provides much of the housing and other facilities for people who work within Grand Canyon National Park. The seasonal population typically ranges from approximately 500 to 1,000 people. A clinic run by a Phoenix hospital is operated at Grand Canyon Village inside the national park, as well as a K-12 grade school with a capacity of 250 students. Williams, a rural community 44 miles south of the site at Interstate 40, has a population of approximately 2,500 people. Williams relies heavily on tourism to maintain its economy, but many people are also involved in agriculture and forestry. The town offers an elementary, middle and high school, an emergency medical center, shopping and a variety of community services. Although housing is available, a lack of adequate water supplies limits housing construction.

Flagstaff, 56 miles southeast of the Pinyon Plain Project, is a full-service city with a population of 70,000 and is the regional trade center for northern Arizona.

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

In addition to the mine shaft, existing mine infrastructure includes surface maintenance shops, employee offices and change rooms, a water well, an evaporation pond, explosives magazines, a water tank, fuel tanks, and rock stockpile pads. Electrical power is available through an existing power line that ends at the site.

Northern Arizona is part of the Colorado Plateau, a region of the western United States characterized by semi-arid, high-altitude, gently sloping plateaus dissected by steep walled canyons, volcanic mountain peaks, and extensive erosional escarpments. The Pinyon Plain Project is located on the Coconino Plateau within the Colorado Plateau, at an elevation of approximately 6,500 feet.

Ownership

The Pinyon Plain Project is held by Energy Fuels on nine unpatented claims (Canyon 64-66, 74-76, and 84-86) located on land managed by the USFS. A uranium royalty on the Pinyon Plain Project was retained at one time by the successors to Gulf Oil Company; however, the current status of the royalty is under investigation by the Company. If valid, the royalty rate is a 3.5% weighted average price tied to the Atomic Energy Commission Circular 5.

Holding costs for the Pinyon Plain Project are minimal and consist entirely of annual fees for unpatented mining claims ($165 per claim per year) and county filing fees (approximately $10 per claim per year). Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing the appropriate documents and paying the fees described above. In addition, holders of unpatented mining claims on USFS lands are generally granted surface access rights by the USFS to conduct mineral exploration and mining activities.

Permitting and Licensing

The Pinyon Plain Project is located on public lands managed by the USFS and has an approved Plan of Operations (“POO”) with the USFS. In 2020, the Company submitted a clean closure plan to the USFS to provide a description of how the Company will reclaim the mine to clean closure standards after the cessation of mining operations, as contemplated in the USFS-approved POO, Record of Decision and modifications to the reclamation plan contained in Appendix B of the Environmental Impact Statement. The clean closure plan included an update to the reclamation cost estimate, resulting in an increase from $461,245 to $1,407,235. In September 2009, the groundwater General Aquifer Protection Permit (“APP”) was obtained for the water storage pond from the Arizona Department of Environmental Quality (“ADEQ”). This permit was up for renewal in 2019, and an application for renewal was timely submitted by the Company in 2019. General APPs were also obtained from ADEQ for the development rock stockpile and intermediate ore stockpile in December 2011 and renewed in 2018. At the request of the ADEQ, the three General APPs are currently being consolidated into an Individual APP. An application for coverage under the Individual APP was submitted to ADEQ in November 2020. An Air Quality Permit was issued by the ADEQ in March 2011, renewed in 2016 and amended in 2017. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Pinyon Plain Project in September of 2015.

Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres total. Thus, the overall environmental impact is minimal. Nevertheless, the areas in the general vicinity of the Grand Canyon can be environmentally sensitive in many ways and so the permitting, development, and operation of a uranium extraction facility in this area remains a contentious issue. In 2009, as described below, over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights. Reclamation at the Pinyon Plain Project is bonded at its total expected cost.

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

At the Pinyon Plain deposit, the surface expression of the pipe is a broad shallow depression in the Permian Kaibab Formation. The pipe is essentially vertical with an average diameter of less than 200 feet, but it is considerably narrower through the Coconino and Hermit horizons (80 feet). The cross-sectional area is probably between 20,000 and 25,000 square feet. The pipe extends for at least 2,300 feet from the Toroweap limestone to the upper Redwall horizons. The ultimate depth of the deposit is unknown.

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

The Pinyon Plain deposit is located on mining claims that EFN acquired from Gulf Mineral Resources Company (“Gulf”) in 1982. Gulf drilled eight exploration holes at the site from 1978 through May 1982 but found only low-grade uranium in this pipe. Additional drilling completed by EFN in 1983 identified a major deposit. EFN drilled a further 30 holes from May 1983 through April 1985 to delineate the uranium mineralization and to determine placement of the shaft and water supply well. Additional drilling of six holes was completed in 1994, but construction at the site was discontinued as a result of low uranium prices at that time.

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

Most of the EFN assets were acquired by Denison (then named International Uranium Corp., or IUC) in 1997, then by the Company in June 2012 upon acquisition of the US Mining Division. Since then, Energy Fuels has maintained ownership of the Pinyon Plain Project.

Denison did not conduct any surface drilling or other form of surface exploration on the project. The Company only conducted underground drilling based on surface exploration from previous owners. Historically, exploration for breccia pipes in northern Arizona typically begins with a search for surface expressions of circular features. The search actually conducted was aided by geologic mapping, Landsat aerial photography, thermal infrared imagery, geochemical testing, and certain geophysical methods such as resistivity, Very Low Frequency (“VLF”), and time domain electromagnetics. Other techniques tested include geobotany, microbiology, and biogeochemistry. All of these methods were utilized to identify surface expressions of breccia pipes. The key element of the process was to zero in on the throat of the pipe as a locus for drilling from the surface since the throat is usually associated directly with the center of the collapse.

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

The two metals of interest within the Pinyon Plain breccia pipe are uranium and copper. Since the rocks making up the breccia within the pipe are all sedimentary rocks, mineralization typically occurs within the matrix material (primarily sand) surrounding the larger clasts.

Uranium mineralization at Pinyon Plain is concentrated in six stratigraphic levels or zones (Cap, Upper, Main, Main-Lower, Juniper I, and Juniper II) within a collapse structure ranging from 80 feet to 230 feet wide with a vertical extension from a depth of 650 feet to over 2,100 feet, resulting in approximately 1,450 feet of mineralization. Intercepts range widely up to several tens of feet with grades in excess of 1.0% U3O8.

Consistent with other breccia pipe deposits, uranium at the Pinyon Plain Project occurs largely as blebs, streaks, small veins, and fine disseminations of uraninite/pitchblende (UO2). Mineralization is mainly confined to matrix material, but may extend into clasts and larger breccia fragments, particularly where these fragments are composed of Coconino sandstone. Uranium mineralization occurs primarily as uraninite and various uranium phase minerals with lesser amounts of brannerite and uranospinite.

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

Mineral Resource Estimate
Mineral Resource estimates were prepared for the Pinyon Plain deposit using both historical surface drill hole gamma and assay data and gamma and assay data collected during underground drilling in 2016 and 2017. A model of the breccia pipe host was constructed based on drill logs and constrains the Mineral Resource. Mineralization wireframes for U3O8 were based on assays and gamma data at a nominal cut-off grade of 0.15%. Low and high-grade copper wireframes were based on nominal cutoff grades of

1% and 8% respectively. Values for U3O8 and copper were interpolated into blocks using inverse distance squared or ordinary kriging. Resources are presented a 0.36% U3O8 Eq equivalent cut-off grade for zones that contain both uranium and copper mineralization (Main and Main-Lower) and at a 0.29% U3O8 Eq cut-off grade for zones that contain only uranium mineralization (Cap, Upper, Juniper I, and Juniper II).

There are no Mineral Reserves estimated at the Pinyon Plain deposit at this time. Additional underground drilling conducted by the Company in 2016 and 2017 allowed for the classification of measured and indicated mineral resources, and the inclusion of a copper Mineral Resource. In October 2017, RPA estimated the Mineral Resources for both uranium and copper, shown in the following tables.

Pinyon Plain Project Mineral Resources – Uranium(1)(2)(3)(4)(5)(6)(7)

Classification	Zone	Cut-off Grade % U3O8 Eq	Tons (000)	Grade % U3O8	Pounds U3O8 (000)
Pinyon Plain Measured Resources (M)	Main	0.36	6	0.43%	56
Pinyon Plain Indicated Resources (I)	Main	0.36	94	0.89%	1,669
	Juniper I	0.29	38	0.94%	709
Total (M & I)			139	0.88%	2,434
Pinyon Plain Inferred Resources	Cap	0.29	---	---	---
	Upper	0.29	9	0.43%	78
	Main-Lower	0.36	5	0.20%	20
	Juniper I	0.29	2	0.57%	25
	Juniper II	0.26	1	0.35%	9
Total Inferred Resources			18	0.38%	134
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
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
(6) Numbers may not add due to rounding.
(7) Tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower zones.

Pinyon Plain Project Mineral Resources – Copper(1)(2)(3)(4)(5)(6)(7)

Classification	Zone	Cut-off Grade % U3O8 Eq	Tons (000)	Grade % Cu	Pounds Cu (000)
Pinyon Plain Measured Resources (M)	Main	0.36	6	9.29%	1203
Pinyon Plain Indicated Resources (I)	Main	0.36	94	5.70%	10,736
Total (M & I)	Main	0.36	101	5.93%	11,939
Pinyon Plain Inferred Resources	Main-Lower	0.36	5	5.90%	570
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources.”
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

Present Condition of the Property and Work Completed to Date

At the Pinyon Plain Project, all surface facilities are in place. During 2017, an underground drilling program was completed, shaft sinking continued, and a large water tank was installed. The shaft sinking was completed by mid-March 2018. The depth of the shaft is approximately 1,470 feet below ground surface. Shaft stations are developed at depths of 1,000 feet (elevation 5,506 feet above sea level), 1,220 feet (elevation 5,286) and 1,400 feet (elevation 5,106).

During 2018, bench scale and pilot plant scale metallurgical test work was carried out by Hazen Research (“HAZEN”) in Golden, Colorado. The copper is expected to be processed using roasting, followed by acid leach and solvent extraction. Acid leach followed by solvent extraction is the current process used for uranium recovery. Following solvent extraction, a saleable copper product is expected to be produced by electro-winning. To recover copper from the Pinyon Plain mineralized material, some modifications to White Mesa Mill process circuits are required. The copper modifications are expected to include using the existing vanadium solvent extraction circuit for copper extraction, the addition of a roaster to improve copper recovery, and the addition of an electro-winning circuit. Bench and pilot scale test work done by HAZEN in 2018 indicates that acid leaching after roasting pre-treatment is expected to result in satisfactory copper and uranium recoveries.

During 2019, a 1,000,000-gallon water tank was installed, in addition to the existing 400,000-gallon tank installed in 2017. These above-ground storage tanks are used for operational flexibility and extra water storage capacity during winter months. Three floating, downcasting, enhanced evaporators were installed in the Non-Stormwater Impoundment to aid in evaporation. The tanks and evaporators are part of Energy Fuels’ water balance management practices at the site.

During 2020, a fourth floating, down-casting, enhanced evaporator was installed at the site to increase the operational flexibility of the water balance management practices. Additionally, a water capture and pumping system was installed in the shaft to segregate unimpacted water and store it for beneficial use.

The Pinyon Plain Project was acquired by the Company in June 2012 through the acquisition of the U.S. Mining Division from Denison. The cost of the Pinyon Plain Project has been fully impaired and, as of December 31, 2020, the total cost attributable to the Pinyon Plain Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

In 2021, the Company plans to install a portable water treatment plant at its Pinyon Plain Project. Additional work, outside of additional evaluation work and engineering is subject to general market conditions during 2021. The timing of the Company’s plans to extract and process mineralized material from the Pinyon Plain Project will be based on market conditions, available financing, and sales requirements.

The Roca Honda Project

NEW MEXICO
Roca Honda
Crownpoint
Gallup
Grants
371
197
666
509
566
279
40
57
334
605
602
53
N
0
5
10
20
Miles
Copyright:© 2014 Esri

Except as noted concerning land tenure and permitting efforts, the following technical and scientific description of the Roca Honda Project is based on a technical report titled “Technical Report on the Roca Honda Project, McKinley County, State of New Mexico, U.S.A.” dated October 27, 2016, prepared by Robert Michaud, P.Eng., Stuart E. Collins, P.E., and Mark B. Mathisen, C.P.G., all of RPA and Harold Roberts, then Executive Vice President of the Company and now a Consultant, in accordance with NI 43-101 (the “Roca Honda Technical Report”). The purpose of the Roca Honda Technical Report was to update the Preliminary Economic Assessment (“PEA”) of the Project in light of changes in the Project ownership interest and the acquisition of additional mineral property. Each of the authors of the Roca Honda Technical Report is a “qualified person” and all but one is “independent” of the Company within the meaning of NI 43-101. Harold R. Roberts, P.E., was Executive Vice President, Conventional Operations of the Company at the time he co-authored the PEA; however, the independent authors of the Report have assumed overall responsibility for all items of the technical report, and the Report is therefore an independent technical report under NI 43-101. The Roca Honda Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Roca Honda Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite currently ongoing permitting activities.

The Company acquired a majority of the Roca Honda Project on August 29, 2013 as a result of its acquisition of Strathmore. Certain adjacent properties (the “Adjacent Properties”) (which now form part of the Roca Honda Project) were later acquired by the Company from Uranium Resources, Inc. (“URI”) in June 2015.

Property Description and Location

The Roca Honda Project is an underground uranium project that is being permitted by the Company’s wholly-owned subsidiary, Strathmore Resources, U.S. Ltd. as operator of Roca Honda Resources, LLC (“RHR”). RHR was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation (“Sumitomo”) and transferred the property to RHR. Strathmore purchased Sumitomo's 40% interest in RHR on May 27, 2016. The Roca Honda Project is located approximately three miles northwest of the community of San Mateo, New Mexico near the southern boundary of McKinley County and north of the Cibola County boundary, and approximately 22 miles by road northeast of Grants, New Mexico. The property is located in the east part of the Ambrosia Lake subdistrict of the Grants Mineral Belt in northwest New Mexico and comprises nearly all of Sections 5, 6, 8, 9, 10, and a narrow strip of Section 11, the New Mexico State Lease, consisting of Section 16, and the fee mineral interest in Section 17, all in Township 13 North – Range 8 West (T13N-R8W), New Mexico Principal Meridian. Mineralized material from the Roca Honda Project will be shipped by highway truck to the Company’s White Mesa Mill, where it will be processed for the recovery of uranium. The Roca Honda Project does not have known reserves and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature.

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

The north part of the project can be reached by traveling 23.5 miles from Milan, New Mexico on paved public Highway 605, and then west on USFS roads to the southeast corner of Section 10. There are numerous drill roads that provide access to different portions of Sections 9 and 10, many of which will require maintenance. Old drill roads were previously established across the property, and an electrical line transects the northern half of Section 16 in the project area. The line continues along the west side of the project area into Section 17, where it terminates, and on the east side of Section 16 through the northwest quarter of Section 15 and along the southern section boundary of Section 10. There is a concrete lined, 14-foot diameter, 1,478-foot-deep shaft, which was sunk by Kerr-McGee on Section 17 (the “Existing Shaft”). The Existing Shaft would need to be completed to a final depth of approximately 1,600 feet for use in future mine activities. No milling operations are expected to occur on the site.

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

Ownership

Prior to May 27, 2016, the Roca Honda Project (excluding the Adjacent Properties) was held by RHR, a joint venture owned by Energy Fuels’ wholly-owned subsidiary Strathmore Resources, (US) Ltd. (60%) and Sumitomo’s subsidiaries SC Clean Energy and Summit New Energy Holding, LLC (together, 40%). On May 27, 2016 the Company acquired Sumitomo’s 40% interest in RHR, and the Roca Honda Project is now held entirely by our wholly-owned subsidiary, Strathmore Resources, (US) Ltd. As consideration for the 40% interest, the Company issued to Sumitomo 1,212,173 Common Shares of the Company and agreed to pay $4.5 million of cash upon the first commercial production of uranium from the Roca Honda Project. The Adjacent Properties were acquired by the Company from URI in June 2015.

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

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed during late 2021 or early 2022 with a Final EIS and RoD scheduled to be completed in 2022.

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

The two other major permits that are in the agency review stage are the Discharge Permit, which is expected to be issued in late 2022, and the Permit to Mine, which is expected to be issued in 2022 following approval of the Final EIS by the USFS. Permit approvals from the USACE and the EPA are also required for discharge of treated mine water associated with mine activities. An application for the USACE permit has been submitted and the permit is expected prior to issuance of the Permit to Mine in 2022. An application for the EPA permit has also been submitted, however; the previous application is expected to be withdrawn and a new application submitted during 2021. The EPA permit for discharge of treated mine water is expected prior to issuance of the Permit to Mine in 2022. EPA approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants will also be required prior to mining.

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

Mineral Resource Estimates

RPA prepared an updated PEA in 2016, which contains an NI 43-101 compliant Mineral Resource estimate for the Roca Honda Project. Mineral Resources are constrained by wire frames generated around individual mineralized zones within five sand horizons designated as A, B1, B2, C, and D sands.

Roca Honda Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Roca Honda Measured Resources (M)	208	0.477%	1,984
Roca Honda Indicated Resources (I)	1,303	0.483%	12,580
Roca Honda Total (M & I)	1,511	0.482%	14,564
Roca Honda Inferred Resources	1,198	0.468%	11,206
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2020, the total cost attributable to the Roca Honda Project on the financial statements of the Company was $22.1 million.

The Company’s Planned Work

Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions, the Company intends to continue its permitting and related activities at the Roca Honda Project during 2021. Permitting efforts in 2021 include the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties, including the submittal of a revised National Pollutant Discharge Elimination System (“NPDES”) permit application to the EPA and continuation of the Supplement to the Draft EIS through the USFS.

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

The Sheep Mountain Project includes the Congo Pit, comprised of the Congo, North Gap, and South Congo areas, a proposed heap leach facility, and the reopening of the existing underground facility (the “Sheep Underground”), which includes the Sheep I and Sheep II underground areas. Although alternatives were considered in the past, the current recommended recovery method is the processing of extracted materials via an on-site heap leach facility. Material from the underground and open pit operations are expected to be commingled at the stockpile site located near the underground portal and in close proximity to the pit. At the stockpile, the mineralized material will be sized if needed, blended, and then conveyed via a covered overland conveyor system to the heap leach pad where it will be stacked on a double lined pad for leaching. The primary lixiviant will be sulfuric acid. Concentrated leach solution will be collected by gravity in a double lined collection pond and then transferred to the mineral processing facility for extraction and drying. The final product produced will be uranium concentrate (U3O8, also known as “yellowcake”). Energy Fuels owns the White Mesa Mill and the Nichols Ranch Plant, which creates the option to transport loaded resin to either of those facilities for stripping, and to the White Mesa Mill for drying, and packaging of yellowcake.

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

The preferred alternative for the development of the Sheep Mountain Project is the concurrent operation of the open pit and underground mining operations with onsite uranium processing and recovery at the heap leach facility. A preliminary feasibility study (“PFS”) for the project has been completed in accordance with NI 43-101, which includes the preliminary design and sequencing of the open pit and underground operations and the heap leach mineral processing facility. Designs and sequencing are inclusive of pre-production, production, and decommissioning and reclamation. The currently planned mine life of the open pit is 12 years with an additional four years allotted for mine closure and reclamation. The currently planned mine life of the underground is 12 years, including one year for development of the primary decline.

The current design for the Congo Pit includes typical highwall heights in the range of 100 to 400 feet and reaches a maximum depth of 600 feet in localized areas in the southeast pit corner. The open pit design employs similar design parameters and mining equipment configurations to those used successfully in past Wyoming conventional uranium operations. Highwall design is based upon the performance of past projects in the Sheep Mountain and Gas Hills districts and includes an average highwall slope of 0.7:1, which reflects the average of a 10-foot bench width and 50-foot wall at a 0.5:1 slope.

The underground mining method proposed is a modified room and pillar method, based on past success in the area, but utilizing modern equipment such as jumbo drills and 7 cubic-yard scooptrams for haulage. A new double entry decline will be constructed starting at the Paydirt Pit and ending below the deposit. Haulage from the facility will be accomplished via a 36-inch conveyor within one of the double declines. The existing shafts will be used for ventilation purposes only, with exhaust fans mounted at both locations. If the existing borehole ventilation shafts can be rehabilitated, they will be used as intake shafts.

In 2013, the Company submitted a revised PO to the BLM, which included redesign of the heap leach processing area and the option to potentially transport the mineralized material to an off-site processing facility. The revision to the PO is expected to provide more flexibility in processing the resources extracted from the Sheep Mountain Project. A RoD giving BLM’s final approval of the revised PO was issued on January 6, 2017.

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

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 218 unpatented mining claims (subsequent to the date of the Sheep Mountain Technical Report, the Company added 13 claims to the 179 reported in the Sheep Mountain Technical Report) on land administered by the BLM; approximately 640 acres of State of Wyoming leases; and approximately 630 acres of private leases on fee lands. In February 2012, Energy Fuels purchased 320 acres of private surface overlaying some of the federal minerals covered by 18 of the claims. The purchased parcel includes the SW¼ SW¼ Section 28 and SE¼, E½ SW¼, and NW¼ SW¼ Section 29, T28N, R92W. A final payment of $5,000 was made in January 2016 for the purchased parcel. The combination of land holdings (including the 13 new claims) comprises approximately 4,675 acres and gives Energy Fuels mineral rights to resources as defined in the Congo Pit and the Sheep Underground areas. After the 2012 Technical Report, the Company increased the Sheep

Mountain property size by 26 unpatented mining claims (approximately 520 acres) through the acquisition of Strathmore. These contiguous claims form a larger buffer, with potential for additional uranium resources, along the west side of the Project. The current total land position is approximately 5,195 acres.

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

Uranium mining in Wyoming is subject to both a gross products tax (county) and a mineral severance tax (state). At the federal level: aggregate corporate profit from mining ventures is taxable at corporate income tax rates, i.e., individual mining projects are not assessed federal income tax but, rather, the corporate entity is assessed as a whole. For mineral properties, depletion tax credits are available on a cost or percentage basis (whichever is greater). The percentage depletion tax credit for uranium is 22%, among the highest for mineral commodities, IRS Pub. 535.

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

Development of an application to the NRC for a license to construct and operate the uranium recovery facility has been taken to an advanced stage of preparation. This license would allow Energy Fuels to process the mineralized material into yellowcake at the Sheep Mountain Project site. The draft application to NRC for a Source Material License was reviewed in detail by the NRC in October 2011. The NRC audit report identified areas where additional information should be provided. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and heap leach facilities, and authorization for the Source Material and Byproduct Material License was transferred from the NRC to WDEQ-LQD. The review and approval process for this license is anticipated to take approximately four years from the date submitted to the WDEQ-LQD. Submittal of the license application to the WDEQ-LQD is on hold pending the Company’s evaluation of off-site processing options for this project, and whether or not to proceed with an on-site uranium recovery facility, pending improvements in uranium market conditions.

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

Mineral Resource and Mineral Reserve Estimates

Mineral Resources

The Mineral Resource estimates for the Sheep Mountain Project as set out in the Sheep Mountain Technical Report are summarized in the following table. The Mineral Resource estimates presented herein have been completed in accordance with CIM Standards and NI 43-101. Based on the drill density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, a review of historic mining with respect to current resource projections, and verification drilling, the Mineral Resource estimate herein meets CIM criteria as an Indicated Mineral Resource. These Indicated Mineral Resources are not Reserves within the meaning of SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above. Below is a summary of the total Indicated Mineral Resources(1) estimated for the Sheep Mountain Project as of April 8, 2019. This Mineral Resource estimate was updated and revised to reflect a lower assumed long-term uranium price per pound U3O8 than what was used in the previous (April 2012) estimate. This updated estimate is summarized in an updated version of the technical report, which was filed on SEDAR on February 28, 2020. This updated Mineral Resource estimate is lower than the estimate in the April 2012 report.

Sheep Mountain Mineral Resources – Uranium(1)(2)(3)(4)

Classification	Zone	G.T. Cut-off	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Sheep Mountain Measured Resources (M)	---	---	---	---	---
Sheep Mountain Indicated Resources (I)	Sheep Underground	0.3	5,547	0.117%	13,032
	Congo Pit Area	0.1	6,116	0.122%	14,903
Total (M & I)(5)			11,663	0.12%	27,935
Sheep Mountain Inferred Resources	---	---	---	---	---
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

This mineral resource estimate removes those portions of the resource that fall within the historic limits in the Congo Pit. It is estimated that some 25% of the initial resource estimate and the total reported mined tonnage from the historic Sheep I underground mine was removed. From a review of the Sheep I and II existing mine workings, it was apparent that little or no mineralized material was mined at the historic Sheep II and that only development work was completed. Estimated mineral resources for potential open pit areas were diluted to a minimum mining thickness of two feet and a cutoff grade of 0.05% U3O8, which equates to a 0.10 GT cutoff. The cutoff of 0.10 GT used for estimating the Mineral Resources for the open pit areas is the same cutoff value as that used for estimating the Mineral Reserves at a $60/lb. uranium price. The cutoff of 0.30 GT used for estimating the Mineral Resources for Sheep Underground is lower than the 0.45 GT cutoff used for estimating the Mineral Reserves at a $60/lb. uranium price. Some of the Mineral Resources fall outside of the mine plan, whereas all of the Mineral Reserves fall within the mine plan. Those portions of the mineral resource outside the current mine plans which do not demonstrate reasonable prospects for eventual economic extraction have been removed from the mineral resource estimate in compliance with current 43-101 regulations and CIM guidance.

Mineral Reserves

The estimate of mineral reserves for the Sheep underground extraction area is set out in the Sheep Mountain Technical Report. With respect to the open pit mineral reserves, mineral resources for the Congo, North Gap, and South Congo areas were combined into a single comprehensive mineral resource model. Open pit mine designs and sequencing was completed for all areas, and the resultant mineral reserve estimate reflects the current open pit mine designs and economic evaluations. These reserves have been calculated in accordance with NI 43-101 and should not be considered to meet the definition of “reserves” within the meaning of SEC Industry Guide 7. Resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.

Below is a summary of the total Probable Mineral Reserve estimate for the Sheep Mountain Project as calculated in accordance with NI 43-101:

Sheep Mountain Mineral Reserves – Uranium(1)(2)(3)(4)(5)

Classification	Zone	G.T. Cut-off	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)
Sheep Mountain Proven Reserves	---	---	---	---	---
Sheep Mountain Probable Reserves	Open Pit	0.1	3,955	0.115%	9,117
	Underground	0.45	3,498	0.132%	9,248
Total Proven and Probable Reserves			7,453	0.123%	18,365
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

Present Condition of the Property and Work Completed to Date

The Sheep Mountain Project includes the Congo Pit, a proposed heap leach, and the planned reopening of the existing Sheep Underground mining facility. Mineral Extraction at the Sheep Underground mining facility was suspended in 1988 and the project has been on care and maintenance since that time.

The Sheep Mountain Project does not currently have a processing facility. Transportation of mineralized materials to the White Mesa Mill is not economic at current uranium prices. As a result, it will be necessary to permit and construct a heap leach processing facility at the site or make arrangements to process Sheep Mountain mineralized materials at a third-party processing facility.

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

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2020, the total cost attributable to the Sheep Mountain Project on the financial statements of the Company was $34.18 million.

The Company’s Planned Work

The Company will continue to evaluate its options for processing Sheep Mountain mineralized material, including continuing to pursue permitting for a heap leach facility at the site, or determining whether arrangements can be made to process Sheep Mountain mineralized materials at a third-party processing facility. Submittal of the license application to the WDEQ-LQD for a heap leach processing facility at the site is on hold pending the Company’s evaluation of off-site processing options for this project. The project is currently on standby, pending completion of the evaluation of the processing options for the Project and improvement in market conditions. Additional work is subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions.

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
1
2
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Road access to the Henry Mountains Complex is by paved Highway 276, running between Hanksville and Bullfrog Basin Marina, Utah. An unimproved gravel road maintained by Garfield County extends west from Highway 276, passing by the portal of the Tony M Property, and continuing northerly across the property, the northern end of which is crossed by another county road. The property is located in a relatively remote area of Utah with limited infrastructure. The town site of Ticaboo, Utah is located approximately five miles south of the property. Ticaboo has been used to provide housing and municipal services for Tony M Property staff. The next closest community is Hanksville, Utah, a small town of a few hundred people located approximately 40 miles north of the property. During operation of the Tony M Property, electricity was generated locally. Materials and supplies are transported to the site by truck - a drive of approximately 275 miles from Salt Lake City or 190 miles from Grand Junction, Colorado. The distance to the White Mesa Mill from the Tony M Property is approximately 117 miles.

The climate is distinctly arid with an average annual precipitation of approximately eight inches, in addition to approximately12 inches of snow. The vegetation consists primarily of small plants including some major varieties of blackbrush, sagebrush, and rabbit brush. A few small junipers are also present. Relief over the combined Henry Mountains Complex is approximately 2,250 feet (the technical report erroneously reported 800 feet). The elevation on the property ranges from 4,550 feet above sea level at the portal of the Tony M Property, which is near the southern end of the property, to 6,800 feet above sea level at the northern end of the property. The terrain is typical canyon lands topography, with some areas deeply dissected by gullies and headwalls of canyons and the rest consisting of gently undulating gravel benches covering the northern part of the project area. The terrain in several parts of the property is particularly rugged and inaccessible and is the primary reason for the irregular pattern of surface drill holes in parts of the property.

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

Bullfrog Property:

Although the Company has completed initial environmental baseline studies and mine plans for permitting purposes at the Bullfrog Property, the submittal of permit applications has been deferred pending more favorable market conditions.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101 and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

The EFN resource estimate was audited by RPA and accepted as a current Mineral Resource estimate for Energy Fuels under NI 43-101 requirements.

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

The Henry Mountains Complex was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Henry Mountains Complex has been fully impaired, and as of December 31, 2020, the total cost attributable to the Henry Mountains Complex and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2021, the Company is conducting care and maintenance activities at the Tony M property in order to maintain it on standby. No work is planned for the Bullfrog (Indian and Copper Bench) portions of the Henry Mountains Project. Additional work is subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions.

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

Commercial operations at the La Sal Project are currently on standby. Shallower mineral resources are accessed via the La Sal and Pandora declines, while the deeper resources are accessed via the Beaver and Energy Queen Shafts. The resource is mined utilizing split-shooting and random room and pillar mining methods, which have proven successful within the La Sal Complex over the last 40 years, and regionally over the last 70. Split-shooting is used because the Salt Wash deposits are typically thinner than the minimum underground height needed for personnel and equipment access. The split-shooting mining method allows for mineralized material and waste material to be mined separately.

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

Ownership

The La Sal Project is held by Energy Fuels’ subsidiary, EFR Colorado Plateau LLC, under private surface use and access leases, private mineral leases, Utah State Mineral Leases, San Juan County surface use, access and mineral leases. The Company currently owns or controls 209 unpatented mining claims on land managed by the BLM or USFS that are either owned by Energy Fuels (80 claims) or leased by Energy Fuels (129 claims) remain. The total land package now consists of approximately 9,450 acres. The unpatented claims cover about 3,350 acres, the seven Utah State leases total approximately 2,182 acres, the San Juan County leased land contains just over 263 acres, and the six separate surface access and nine private parcel mineral leases apply to a total of 3,655 acres. The property covers all, or parts of the following Sections: Sections 31, 32, and 33, T28S, R25E; Sections 4, 5, 6, and 7, T29S, R25E; Sections 25, 26, 31, 32, 33, 34, 35, and 36, T28S, R24E; Sections 1, 2, 3, 4, 5, 6, 7, 11, and 12, T29S, R24E; Section 36, T28S, R23E; and Sections 1, and 12, T29S, R23E, SLBM, San Juan County, Utah.

Annual holding costs consist of rental fees to the BLM at $165 per year per claim, due on or before September 1st each year. An affidavit of the payment to the BLM must be filed with the appropriate County each year for a nominal fee of about $10 per claim. This applies to all unpatented claims whether owned or leased by Energy Fuels. Annual holding costs for State leases and private leases vary, ranging between $500 and $13,500 for State Leases and $480 and $29,000 for private leases. The Company is also required to pay production royalties at varying rates for unpatented mining claims and private leases. The Utah State production royalties are fixed at 8% on uranium and 4% on vanadium.

The Company generally has entered into surface access agreements sufficient to allow access for its mining activities.

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the UDOGM. If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the DWQ. Air permits for air emissions including radon are issued by the Utah Division of Air Quality (“UDAQ”). Water well permits, water rights, and stream alteration permits are also issued through the DWQ. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

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

Existing mining operations at the Pandora, Beaver, La Sal and Snowball Properties are fully permitted with the State of Utah, the BLM, and the USFS. In order to allow expansion of the existing mines, Energy Fuels has obtained regulatory approvals for expansion of the Pandora, Beaver, and La Sal operations through the UDOGM, the BLM, and the USFS. In late 2014, an EA, draft

Decision Notice and FONSI were issued for public comment. In March 2015, in response to an objection filed by an environmental interest group, the USFS ruled that additional analysis was required before a modified Plan of Operations and EA could be approved for the proposed expansion. An expanded EA was finalized by the USFS and BLM in September 2017 and forwarded to Washington DC offices of the BLM for approval. On February 23, 2018, the BLM and USFS issued the EA, Decision Record (BLM)/Decision Notice (USFS), and FONSI approving the expansion, conditional upon the Company incorporating certain specific requirements into the Plan of Operations amendment and having the required reclamation bond in place. On September 26, 2018, the USFS approved the Plan of Operations amendment and surety bond. In November 2020, the Large Mine permit expansion was approved through UDOGM. All other regulatory approvals needed for project expansion, including an air emissions permit, are in place.

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

History

Numerous underground mines near located outcrops in the eastern part of the La Sal trend (in the La Sal Creek Canyon District) were mined for vanadium during the early 1900s. Sometime after World War II (approximately 1948-1954), exploration work on Morrison Formation outcrops in the west end of the district resulted in the discovery of the Rattlesnake mine (open pit) two miles west-southwest of the Energy Queen shaft. Deeper deposits of the central La Sal trend (in the area of the La Sal Project) were discovered in the 1960s and developed for production in the 1970s through vertical shafts and declines. The La Sal Project and La Sal Creek District production, through 1980, amounted to about 6,426,000 pounds U3O8 (average grade of 0.32% U3O8) and nearly 29,000,000 pounds V2O5 (average grade of 1.46%). Most production in the district was derived from fluvial sandstones, mainly in the upper part of the Salt Wash Member of the Morrison Formation of Jurassic age.

The Pandora Property was operated by Atlas Minerals in the 1970s and early 1980s. Umetco Minerals (Union Carbide) operated the Snowball, La Sal, and Beaver properties during the same time period. The Energy Queen property, then known as the Hecla Shaft, was started in 1979 by the Union Carbide/Hecla Joint Venture. The Energy Queen stopped mining activities in 1983 due to low uranium prices. GEUMCO (General Electric Uranium Mining Company) operated the Pine Ridge property in the late 1970s, producing from a sandstone lens in the Brushy Basin Member of the Morrison Formation. Pine Ridge was acquired by Minerals Recovery Corporation in 1981, which developed a decline to the Salt Wash Member of the Morrison Formation, but halted mining activities before any significant extraction of mineralized materials. A small project conducted mining activities in the eastern part of Section 2 (ML-49596) during the early 1980s. The amount of uranium extracted from this project is unknown. Low uranium and vanadium prices forced all mining activities throughout the district to cease around 1991. Mineralized materials from these projects have been successfully processed at the Company’s currently operating White Mesa Mill, and the now dismantled Uravan Mill (Umetco) and Moab Mill (Atlas).

Denison (previously named International Uranium Corporation, or “IUC”) began mining activities at the Pandora Property in 2006 and later from the Beaver shaft and La Sal decline. From 2007 to 2013, 446,000 tons of mineralized material were mined from the La Sal Complex and processed at the White Mesa Mill. This material had an average grade of 0.20% U3O8 and 1.02% V2O5 and contained 1,774,000 pounds of uranium and 9,098,000 pounds of vanadium.

From 2008 through mid-2012, Denison drilled 225 exploration and infill (confirmation) holes in the project area. Energy Fuels drilled another 27 holes on the Energy Queen Property and the State land to the northwest of the Energy Queen Property from 2007 through 2012. Due to declining uranium prices, mining activities ceased in October 2012 at the Beaver/La Sal Property and in December 2012 at the Pandora Property. Both projects were put on a standby status and are currently maintained in conditions that would allow them to be placed back into production within a few months’ time.

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

Mineralization

The uranium- and vanadium-bearing minerals occur as fine-grained coatings on the detrital grains, filling pore spaces between sand grains, and replacing some carbonaceous material and detrital quartz and feldspar grains. The primary uranium mineral is uraninite (pitchblende) (“UO2”) with minor amounts of coffinite (“USiO4OH”). Montroseite (“VOOH”) is the primary vanadium mineral, along with vanadium clays and hydromica. Traces of metallic sulfides occur. In outcrops and shallow oxidized areas of older mines in the surrounding areas, the minerals now exposed are the calcium and potassium uranyl vanadates, tyuyamunite, and carnotite.

Some stoping areas in the Beaver/La Sal and Pandora/Snowball Properties are well over 1,000 feet long and several hundred feet wide. The Indicated Mineral Resources of the Redd Block and Energy Queen Properties identified through drilling are of similar size. Individual mineralized beds vary from several inches to over 6 feet in thickness. Throughout much of the La Sal district there are three horizons in the Top Rim that host the mineralization, which are 25-40 feet apart.

Kovschak and Nylund (1981) report no apparent disequilibrium problems in the other mining episodes of the La Sal area. Mining activities and milling by Denison and Energy Fuels shows that well-calibrated gamma probes equate well to the mill head grades indicating no significant disequilibrium exists. This is generally true of the Salt Wash uranium deposits due to the age of the mineralization and the hydrologic history of the host rocks. Therefore, Energy Fuels has no reason to anticipate any disequilibrium conditions within the unmined portions of the deposits on the project property.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

The Beaver and La Sal Properties are accessed through the La Sal decline with rubber-tired equipment. The principal shop, offices, and warehouse facilities used by all properties in the district are housed at the surface facilities of the La Sal decline. There are large fenced-in yards, as well as buildings for equipment and supply storage. It is used as a central receiving site for bulk and large orders, which are then distributed to the other Energy Fuels’ properties in the district and other parts of the region. The shop areas include facilities specific to electrical equipment, drills, mobile diesel equipment, and welding. Engineering, geology, safety, environmental, and supervisory and clerk offices are also located near the La Sal decline, in addition to staff and underground crew’s dry rooms. Ample stockpile space is available for easy truck load-out for transporting mineralized material to the White Mesa Mill. Electrical lines and substations exist and are adequately sized for any future extraction potential of the Mineral Resources. The Beaver and La Sal Properties are dry, so no water treatment facilities are needed.

The surface infrastructure at the Beaver shaft location consists of the hoist house, hoist, and head frame. The shaft is 690 feet deep to the underground haulage level and 750 feet in total depth. There are three loading pockets, two of 70-ton capacity and one of 90-ton capacity. This arrangement allows for separation of mineralized material and waste. The skips dump into a surface bin from which the mineralized material is trucked a short distance to a stockpile and subsequently loaded into highway trucks for haulage to the White Mesa Mill. The shaft conveyance system is certified for man trips, although the routine access for personnel is through the La Sal decline. Another building houses the compressors, which supply compressed air for the underground workings in the Beaver Project. Power lines and substations are in place. The Beaver Property is dry underground; therefore, no water treatment facilities exist.

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

In 1980, Umetco planned to sink another shaft to access the Redd Block Mineral Resources. The project did not progress far due to low uranium prices. The infrastructure at the Redd Block Property associated with a possible new shaft consists of a cleared and leveled site large enough for future construction of all surface facilities needed to support the mining operation. The power line and transformers are installed, and the concrete base for a compressor building has been poured. As mining activities progress, the water table in the Salt Wash sandstone host horizon will be encountered between the west side of the Beaver Property and the east end of the Redd Block area. Seven monitor wells were installed by Denison around this proposed shaft site.

Five surety bonds, totaling $1,186,700 have been posted with regulatory authorities to secure reclamation at the various project facilities.

Starting in April 2018, the Company began a process to rehabilitate the La Sal Complex so that it would be ready to go back into production as market conditions warrant. Work completed between April 2018 and December 2019, when the mine was placed back into standby status, included rehabilitating both the La Sal and Pandora declines, rehabilitating main haulage ways and working areas, unplugging and lining a vent raise, and mining approximately 12,000 tons of mineralized material as part of a test-mining program. Additionally, 30 surface exploration drill holes and 5,200 feet of underground core were drilled between January and May 2019. Of the 30 surface drill holes, 6 intercepted relatively high-grade mineralization. High-grade intercepts are given in the table below.

Hole No.	Intercept Length (ft.)	Uranium Avg. Grade (%U3O8)	Uranium GT (Grade x Thickness)	Vanadium Avg. Grade (%V2O5)	Ratio (V2O5:U3O8)
LS-2019-002	2.5	0.452	1.13	4.835	10.7:1
LS-2019-004	3.5	0.322	1.13	2.738	8.5:1
LS-2019-005	2	0.261	0.52	0.223	0.9:1
LS-2019-014	2	0.067	0.13	1.583	23.6:1
LS-2019-029(1)	5.5	0.221	1.22	N/A	N/A
Notes:
(1)     No core was recovered from hole LS-2019-029 and therefore a vanadium grade is not available. The %U3O8 grade given is an equivalent U3O8 grade (%eU3O8) and is calculated from a downhole gamma probe and not chemical assay.

Note that the 12,000 tons mined has not yet been processed and has not been deducted from the La Sal resources presented above. The Company considers the quantity too small to be considered material.

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2020, the total cost attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions, work planned for 2021 includes continuing care and maintenance activities on the properties within the La Sal Project, pending improvements in the uranium and/or vanadium price. Reclamation work at the abandoned Snowball portal is scheduled for the first nine months of 2021.

The Daneros Project

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

Unless otherwise stated concerning land tenure and permitting efforts, the following scientific and technical description of the Daneros Project is derived from a technical report titled “Updated Report on The Daneros Mine Project, San Juan County, Utah, U.S.A.,” dated March 2, 2018, prepared by Douglas C. Peters, Certified Professional Geologist, of Peters Geosciences, Golden, Colorado (now located in Lakewood, Colorado) in accordance with NI 43-101 (the “Daneros Mine Technical Report”). The author of the Daneros Mine Technical Report is a “qualified person” and is “independent” of the Company within the meaning of NI 43-101. The Daneros Mine Technical Report is available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The Daneros Project does not have known “reserves” and is therefore considered under SEC Industry Guide 7 definitions to be exploratory in nature, despite uranium extraction occurring as recently as 2012.

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

The extraction of all resources in the Daneros Project is by conventional underground mining methods, which have been used successfully in the region for over 70 years. Because the Shinarump uranium deposits have irregular shapes and are constrained within several flat or slightly dipping horizons, random room and pillar mining has proven successful in extracting the mineral resource. The use of rubber-tired equipment allows the workers to follow the mineralized material easily in the slight dips and to ramp up or down to the other horizons. The deposit is accessed from the surface through a 450-foot decline at a gradient of -15%. The Shinarump deposits are usually thinner than the underground height needed for personnel and equipment access. Therefore, the mineralized material is extracted by a split-shooting method. The project also employs an underground long-hole exploration drilling program, reaching out as much as 400 feet ahead of and adjacent to the workings, as guided by the project geologist.

95
Radium King Road
Daneros Mine Portal
N
0
1
2
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Daneros Project is located 3.3 miles southwest of Fry Canyon, Utah and is accessed via Radium King Road, which is maintained by San Juan County, and located approximately 13 miles south of Utah Highway 95. A series of bulldozed tracks and drill roads provide access throughout the project area, but access to the mesa tops is very limited. Electric power is generated on site. The shipping distance from the Daneros Project to the White Mesa Mill is about 65 miles.

The semi-arid climate of the White Canyon area is characterized by large daily and yearly temperature ranges and total annual precipitation of approximately 10 to 16 inches, mostly as sporadic, intense summer thunderstorms typical of the Colorado Plateau region. Winter snowfall is moderate and rarely stays on the ground very long. Weather conditions pose no impediment to year-round operations.

Apart from previous mining activities, the only commercial land use purposes are cattle grazing and tourism activities, such as hiking and mountain biking. Due to a shortage of water and thin soils, much of the White Canyon area is unsuitable for agriculture.

The project area is remotely located relative to water and power infrastructure. During operations, workers reside primarily in camp trailers in Fry Canyon, or they commute from Blanding, Utah 65-miles to the east. Blanding is a town large enough to host regional industrial activities, including stores and supply houses of sufficient size and inventory to meet most of the needs of an operation the size of the Daneros Project.

The Project is located along a north-south trending canyon, which is a tributary to Red Canyon, also known as Bullseye Canyon. The Red Canyon drainage flows westerly for approximately 25 miles to the Colorado River where it joins Lake Powell at the head of Good Hope Bay. The project portal area comprises steeply sloping, rocky ground and scree along the eastern slope of Bullseye Canyon. Very steep to vertical, and at times overhanging, cliffs 400 feet high rise from the slope about 250 feet above the portal.

Vegetation in the project area consists of sagebrush, juniper and piñon in the hills and slopes, while desert grasses, forbs, and shrubs are evident within the valley floors and on the mesa tops. Elevations in the region range from about 5,300 feet at the Fry Canyon townsite to over 7,000 feet on the surrounding mesa tops. The project portal is at about 5,750 feet above sea level.

Ownership

The Daneros Project is owned by the Company’s subsidiary EFR White Canyon Corp. The property consists of 141 unpatented mining claims located on federal land administered by the BLM in San Juan County, Utah, plus the State lease. The total Project area is approximately 3,072 acres. The property lies in Sections 1, (11, and 12 were dropped in 2014) T37S, R15E, SLM, Sections (4 dropped in 2014), 5, 6, 7, 8, (10, 11, 15, 17 dropped in 2014), and 18, T37S, R16E (and Section 31 and 33, T36S, R16E dropped in 2014).

The mining claims are maintained by making annual payments of $165 per claim to the BLM due September 1st each year, along with a nominal filing fee paid to the county within 30 days of the BLM filing of about $10 per claim. Work expenditures are not required. Holders of unpatented mining claims are generally granted surface access to conduct mineral exploration and mining activities. However, additional mine permits and plans are generally required prior to conducting exploration or mining activities on such claims.

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

Sufficient surface rights are in place for planned mining activities and waste storage. Since no milling activities are contemplated on the Daneros Project, no areas are required for tailings storage, heap leach pads, or processing plant sites.

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

Approval of the NOI has been pending BLM approval of the EA and Decision Notice, which were issued on February 23, 2018, subject to certain specified requirements. As a result of the BLM’s approval in 2018, pending a favorable outcome on the ongoing appeal through the IBLA, the Company expects UDOGM approval of the modified PO and Large Mine permit later in 2021.
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
Uranium deposits consist of closely-spaced, lenticular mineralized pods which are generally concordant with bedding in paleochannel sediments. Single mineralized pods range from a few feet to a few hundred feet in length and from less than one to more than 10 feet in thickness. Deposits range in size from a few tons to more than 600,000 tons. The Shinarump deposits generally have low vanadium content and are therefore not processed for vanadium.
The uranium deposit at the Daneros Project, like nearly all others in the White Canyon district, is in the lower part of the Shinarump, especially where it has scoured into the Moenkopi. The lithology, facies, sedimentary structures, and locations within the channel deposits were important in controlling the migration of fluids and localization of the deposits. Coarser-grained rock is more favorable than fine-grained sand or silt units. Most of the uranium mineralization overlies the impermeable siltstones of the Moenkopi or local siltstone lenses internal of the Shinarump. The lateral edges of channels where they are bounded by mudstones are also favorable locations for mineralization. Historical production from the White Canyon District exceeds 11 million pounds of U3O8.
History
The White Canyon mining district has a long history of exploration and mining. From 1949-1987 production from the district was 2,259,822 tons at an average grade of 0.24% U3O8 for a total of 11,069,032 pounds placing it second, behind Lisbon Valley, for uranium production from the Chinle Formation on the Colorado Plateau.
Exploration for uranium has been going on in the White Canyon area since the late 1940s. Prospectors used Geiger counters to investigate outcrops of the Shinarump Sandstone. Past exploration is closely tied to the AEC buying program, the market price of uranium, and the opening and closing of several processing facilities in the region.
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
In 2011, Denison acquired all of the issued and outstanding shares of WCUL, including all shares of UEC. In June 2012, Energy Fuels acquired all of the issued and outstanding shares of WCUL as part of its acquisition of the U.S. Mining Division from Denison, which included the Daneros Project and all of the shares of UEC (now known as EFR White Canyon Corp.). Following the acquisition, the Company kept the project in operation until placing it on standby in October 2012 after the Daneros Project Technical Report was written. Between 2009 and 2013, 121,000 tons of mineralized material, with an average grade of 0.26% U3O8 and containing 629,000 pounds of uranium, were mined at Daneros and processed at the White Mesa Mill.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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
Peters Geosciences and the Company do not consider this historical resource estimate to be current mineral resources or reserves as defined under NI 43-101. Energy Fuels has reviewed a limited amount of data in connection with this historical estimate. Readers should be cautioned that a qualified person has not done sufficient work to classify this historical estimate to current mineral resource or mineral reserve standards in accordance with NI 43-101. This historical resource estimate was classified as “Indicated Resources.” However, this category was applied without using applicable mining standards and economics and should not be considered reserves by industry definition. The Company believes this historical estimate is relevant and reliable, as the methodology was well documented and utilized industry standard practice at the time. However, the methodologies used do not reflect current best industry practices and, thus, the Company does not consider these historical estimates to be equivalent to current mineral resources or mineral reserves as defined in NI 43-101, nor has the Company completed sufficient work to confirm a NI 43-101 compliant resource. Therefore, the historical estimates cannot, and should not, be relied upon as NI 43-101 resources or reserves.

Present Condition of Property and Work Completed to Date

The Daneros Project is fully permitted and constructed. The facilities consist of a modular trailer for the project office, two reinforced portals to access the underground workings, a generator building, and an equipment storage and maintenance building. The deposit is accessed from the surface through a 450-foot-long decline at a gradient of -15%. Two ventilation shafts daylight on the topographic bench above the underground workings.

The Daneros Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the Daneros Project has been fully impaired, and as of December 31, 2020, the total cost attributable to the Daneros Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

The Company has no plans to perform any exploration or development work at Daneros during 2021 and will continue to maintain the Project on standby status. Permit defenses are ongoing as described above. Additional work at Daneros is subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions.

Non-Material Mineral Properties

This section describes certain non-material mineral properties held by the Company. As these projects are not considered material to the Company’s business, the Company may choose to pursue or to take under consideration the potential sale, joint venture, trade or other transaction involving one or more of these projects.

The Company holds the following non-material mineral properties:

Other ISR Projects

The Company’s Properties located in the Powder River Basin, Wyoming, are as follows:

N
0 10 20 40
Miles
Nichols Ranch
Arkose
Sheep Mountain
25
26
20
Riverton
North Platte River
789
Casper
18
Lander
220
26
287
Rawlins
30
80
25
80
789
85
Rock Springs
Laramie
Cheyenne
287
WYOMING
COLORADO
Copyright:© 2014 Esri

The Company’s properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 12,480 acres owned 100% by the Company through its wholly owned subsidiary, Uranerz. These properties include: the North Rolling Pin Property, the West North Butte Property, the Collins Draw, Willow Creek, East Nichols, North Nichols, Verna Ann, and Niles Ranch properties. The Company, through Uranerz, also holds an 81% interest in the Arkose Joint Venture, which holds 42,952 acres in the Powder River Basin. In May 2018, the Company sold its interest in the Reno Creek property. See Item 1, above.

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

The North Rolling Pin property is discussed in the Company’s historical technical report titled, “Technical Report West North Butte Satellite Properties Campbell County, Wyoming, U.S.A.,” dated December 9, 2008 and available on SEDAR at www.sedar.com. The West North Butte satellite properties include West North Butte, East North Butte, and Willow Creek, and are described in the Technical Report titled “Technical Report North Rolling Pin Property Campbell County, Wyoming, U.S.A.” dated June 4, 2010 and available on SEDAR at www.sedar.com. Neither property is considered material at this time.

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
Notes:
(1) The Mineral Resource estimate in this table were prepared in accordance with the requirements of NI 43-101 in place as of the publication dates for the above-referenced Technical Reports, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above. The Technical Reports for West North Butte and North Rolling Pin are considered by the Company to be historical in nature, and have not been updated to incorporate any regulations under NI 43-10 subsequently promulgated, as neither property is considered material to the Company, and no new material scientific or technical information concerning them has become available since the dates originally published.
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
•North Jane*
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

In September 2016, the Arkose Joint Venture elected to forfeit 190 unpatented lode mining claims covering 3,925 acres from its Kermit property and 144 claims covering 2,975 acres from its Lone Bull property, which constitute all of the Arkose claims in those projects. In addition, four mineral leases comprising 592 acres in the East Buck project were allowed to expire in 2016 without attempting to negotiate extensions to those leases. In 2017, mineral leases in the Monument, Cedar Canyon, Sand Rock, East Buck and House Creek projects were allowed to expire; however, the expiry of those property interests did not materially affect the Company's ability to continue exploration and extraction activities on its properties.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent reserves under SEC Industry Guide 7. Mineral resources that are not reserves do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
(2) Mineral Resources for the Arkose JV are estimated at a uranium grade x thickness (G.T.) cut-off of 0.20 G.T. (minimum grade of 0.02% eU3O8).
(3) Mineral Resources are estimated using a long-term uranium price of $65 per pound.
(4) Numbers may not add due to rounding.
(5) “Energy Fuels Pounds” represent the 81% Company share of the Arkose Mining Venture properties.

Other Conventional Projects

Arizona Strip

Material Project
Non-Material Project
89
Kanab
89
UTAH
olorado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0 5 10 20
Miles
180
Copyright:(c) 2014 Esri

The Pinenut Project has been reclaimed except for a two-acre disturbance associated with a monitor well. Mineral extraction at the Company’s Arizona 1 Project commenced in December 2009 and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the evaluation stage. Permitting at the Wate Project and the EZ Project is currently on hold. A description of the Wate Project can be found in the NI 43-101 report titled “NI 43-101 Technical Report on Resources Wate Uranium Breccia Pipe-Northern Arizona, USA” dated March 10, 2015, prepared by Allan Moran and Frank A. Daviess of SRK Consulting (U.S.) Inc. and available on www.sedar.com and on EDGAR at www.sec.gov. The EZ Project is described in the technical report titled “Technical Report on the EZ1 and EZ2 Breccia Pipes, Arizona Strip District, U.S.A.” dated June 27, 2012, prepared by Christopher Moreton of RPA, among others, and available on www.sedar.com and on EDGAR at www.sec.gov.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves”
do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal Complex
Rim
Sage Plain
Monticello
Dove Creek
Henry Mountains Complex
Daneros
White Mesa Mill
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

As a result of declining uranium prices, the Rim property (the “Rim Property”) was placed on standby in March 2009, by the previous operator, Denison. The Company has maintained the property such that it can be restarted with relatively little effort or development costs. The Rim Property is located 15 miles northeast of Monticello, Utah in San Juan County. The property consists of 26 unpatented lode mining claims, a private lease, and a Utah State Mineral Lease totaling about 1,100 acres. No exploration is planned for 2021.

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size (as reported in the NI 43-101 report “Updated Technical Report on Energy Fuels Resources Corporation’s Whirlwind Property (Including Whirlwind, Far West, and Crosswind Claim Groups and Utah Metalliferous Minerals Lease ML-49312) Mesa County, Colorado and Grand County, Utah,” dated March 15, 2011, prepared by Douglas C. Peters of Peters Geosciences, and available on www.sedar.com) has been reduced since the acquisition. The retained property continues to cover the known mineralized areas that are described in the Technical Report. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. The Whirlwind Project was refurbished by the Company in 2008 and remains on standby status. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. No exploration is planned for 2021. Evaluation of the property in 2019 indicated that the existing decline, rehabilitated in 2008, is in need of some rehabilitation work. Rehabilitation work on the decline has been postponed until market conditions improve.

The Sage Plain Project is a uranium/vanadium property in the evaluation stage. It is located in southeast Utah about 15 miles northeast of Monticello, Utah in the southwest continuation of the Uravan Mineral Belt. The project area includes one historic property, the Calliham Mine, which was operated by Atlas Minerals in the 1980s and briefly by Umetco Minerals Corp. in the early 1990s. The Calliham closed due to low uranium prices. The current Sage Plain landholdings consist of two fee mineral leases covering about 960 acres (Calliham and Crain) and a Utah State lease of 640 acres. A third fee mineral lease (Skidmore) has been terminated since the preparation of the Technical Report “Updated Technical Report on Sage Plain Project (Including the Calliham Mine) San Juan County, Utah, U.S.A.” dated March 18, 2015, prepared by Douglas C. Peters of Peters Geosciences. No exploration is planned for 2021.

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
Notes:
(1) The Mineral Resource estimate in this table complies with the requirements of NI 43-101, and the classifications comply with CIM definition standards and do not represent “reserves” under SEC Industry Guide 7. Mineral resources that are not “reserves” do not have demonstrated economic viability. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources,” above.
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

Exploration Properties

DOE Lease Tracts

The Company currently holds eight DOE uranium lease tracts in the Uravan Mineral Belt portion of Mesa, Montrose, and San Miguel Counties, Colorado. The tracts are designated C-SR-12, C-SR-16A, C-AM-19, C-AM-20, C-CM-24, C-G-26, and C-G-27. A Federal Court Order in 2011 halted all physical work on these tracts until the DOE completed a full EIS on its Uranium Leasing Program. The Final EIS was made available and the RoD was published in the Federal Register on May 12, 2014. The DOE’s preferred alternative is to resume the leasing program essentially as it was before the lawsuit. On March 18, 2019, the U.S. District Court officially dissolved the injunction and ordered the case closed. New 10-year leases were executed by the Company of the above-mentioned lease tracts on January 6, 2020. Physical work on the lease tracts including both exploration drilling and mining is now allowed. All activities will be permitted through the DOE and the State of Colorado. At this time, the Company has no plans to conduct physical work on the properties. Prior to the 2011 stay, the Company conducted drilling on C-CM-24 and C-G-26.

ITEM 3. LEGAL PROCEEDINGS
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the UDEQ relating to nitrate contamination in the shallow aquifer at the White Mesa Mill. The challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.

On January 19, 2018, the UDEQ renewed, and on February 16, 2018 reissued, the Radioactive Materials License for another ten years and GWDP for another five years, after which further applications for renewal of the Radioactive Materials License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing Radioactive Materials License and GWDP until such time as the renewed Radioactive Materials License or GWDP is issued. In March 2019, the DWMRC issued a revised GWDP to incorporate the addition of Dissolved Oxygen into the list of field parameters measured during groundwater sampling. Additionally, DWMRC modified Ground Water Compliance Limits for several wells as a result of their acceptance of several source assessment reports. The source assessment reports concluded that the previous exceedances in the wells were due to natural background influences or well construction abnormalities and were not a concern. Most recently, the GWDP was revised again in March 2021 to delete references to certain completed requirements from Part I.H. (Completed Compliance Schedules) of the GWDP, to add certain new required compliance schedules to the same section, and make other regulatory amendments and adjustments, including modification of select Groundwater Compliance Limits, for certain monitoring constituents, in certain and rigorously evaluated monitoring wells, as required by the GWDP.

In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “ Mill Plaintiffs”) filed Petitions for Review challenging UDEQ’s renewal of the Radioactive Materials License and GWDP and Requests for Appointment of an Administrative Law Judge, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. On February 1, 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The proposal remains under consideration by the Company, which may choose to submit a counterproposal constituting the Company’s final position on all disputed matters if it determines that meaningful settlement can be reached by the parties. The Company does not consider these challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed Radioactive Materials License and/or GWDP. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.

Pinyon Plain Project

In March, 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Pinyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the USFS Forest Supervisor for the Kaibab National Forest and the USFS seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Pinyon Plain Project (formerly known as the “Canyon Project”), (b) setting aside any approvals regarding exploration and mining operations at the Pinyon Plain Project, and (c) directing operations to cease at the Pinyon Plain Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Pinyon Plain Project until the USFS fully complies with all applicable laws. In April 2013, the Pinyon Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Pinyon Plaintiffs on all counts. The Pinyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Pinyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit, which were denied on June 30, 2015.

The hearing on the merits at the Ninth Circuit was held on December 15, 2016. On December 12, 2017, the Company received a favorable ruling from the Ninth Circuit on the appeal of the merits on the Pinyon Plain Mine litigation. The Pinyon Plaintiffs petitioned the Ninth Circuit for a rehearing en banc and, on October 25, 2018, the Ninth Circuit panel withdrew its prior opinion and filed a new opinion affirming, with one exception, the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Pinyon Plaintiffs lacked standing under the Mining Act of 1872. The panel remanded the claim back to the District Court to hear on the merits. On September 11, 2019, the Pinyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Pinyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment.

On May 22, 2020, the District Court issued its final order in favor of the Company and the USFS. The Pinyon Plaintiffs were afforded 60 days in which to file an appeal with the Ninth Circuit, during which they filed their Notice of Appeal from a Judgment or Order of a United States District Court. The Ninth Circuit subsequently issued a Time Schedule Order setting due dates for the parties’ briefs and actions required to perfect the appeal. The Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit on December 22, 2020, and the USFS and Company’s respective Answering Briefs are due April 5, 2021 following a grant of extension. As a part of the appeal, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.

Daneros Mine

On February 23, 2018, the BLM issued the Environmental Assessment (“EA”), Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Daneros Appellants”) filed a Notice of Appeal to the IBLA regarding the BLM’s Decision Record and FONSI and also challenging the underlying EA. In April 2018, the Company filed a Motion to Intervene with the IBLA, requesting that the Company be allowed intervention as a full party to this appeal, which was subsequently granted.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Energy Fuels’ Common Shares are listed and traded on the NYSE American under the symbol “UUUU” and on the TSX under the symbol “EFR.” As of March 18, 2021, the closing bid quotation for our Common Shares was $6.57 per share as quoted by the NYSE American, and was $8.21 per share as quoted by the TSX. As of March 18, 2021, Energy Fuels had 140,565,924 Common Shares issued and outstanding, held by an estimated 50,000 or more shareholders.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Equity Securities
During 2020, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020, concerning stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) outstanding pursuant to our 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which has been approved by the Company’s shareholders. Energy Fuels does not have an equity compensation plan that has not been approved by shareholders. The table also includes options that we assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights (US$)(1)(3)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	4,423,766(2)(4)	$2.92(5)	9,343,422
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,423,766	$2.92	9,343,422

Notes:
(1) The number of Common Shares, and the exercise price thereof, has been adjusted to take into account the Consolidation.
(2) Includes 1,609,087 stock options and 1,094,056 RSUs. With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% one year after the date of grant, as to another 25% two years after the date of grant and as to the remaining 25% three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment.
(3) 1,094,056 RSUs have been excluded from the weighted average exercise price because there is no exercise price.

(4) Includes 1,720,623 SARs. Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Corporation) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the VWAP of the Common Shares on the NYSE American equalling or exceeding US$5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Corporation’s common shares on the NYSE American equalling or exceeding US$7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Corporation’s common shares on the NYSE American equalling or exceeding US$10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
(5) Represents a weighted average exercise price of: (i) $2.58, which is the weighted average price pursuant to the Omnibus Equity Incentive Plan, and (ii) $5.94, which is the weighted average price pursuant to the Uranerz Replacement Options.
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
Stock Performance Graph(1)
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels Common Shares beginning on December 31, 2016, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Cameco, NexGen Energy, Fission Uranium, Uranium Energy Corp, Ur-Energy, Paladin Energy, GoviEx Uranium, Denison Mines, Deep Yellow Ltd., Energy Resources of Australia and Boss Resources. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2016 in Energy Fuels common shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

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
Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada
The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada (a “Non-Resident Holder”). Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere or is an authorized foreign bank (as defined in the Tax Act). Such Non-Resident Holders should seek advice from their own tax advisors.

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

	At December 31
	2020	2019	2018	2017	2016
Total assets ($000s)	$183,236	$175,720	$196,766	$185,338	$196,457
Total long-term obligations ($000s)	$13,376	$22,475	$43,059	$48,175	$46,487

	For the year ended December 31
	2020	2019	2018	2017	2016
Total revenues ($000s)	$1,658	$5,865	$31,721	$31,046	$54,552
Net loss ($000s)	$(27,872)	$(38,094)	$(25,362)	$(27,990)	$(39,864)
Basic and diluted net loss per share	$(0.23)	$(0.40)	$(0.30)	$(0.39)	$(0.70)
Dividends per share	Nil	Nil	Nil	Nil	Nil
Impairment of assets held for sale	$—	$—	$—	$(3,799)	$—
Note: Over the five years shown above, the Company completed significant acquisitions of businesses and assets. See Item 1, “Description of Business; Development of the Business - Major Transactions over the Past Five Years” above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2020 and the related notes thereto. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See section heading “Cautionary Statement Regarding Forward-Looking Statements.”
Outlook
Overview
In response to the proposed establishment of a strategic national U.S. Uranium Reserve program, the Company is evaluating activities aimed towards increasing uranium production at all or some of our production facilities, including the currently operating White Mesa Mill, as well as the Alta Mesa ISR Facility, the Nichols Ranch ISR Facility, the La Sal Complex and Pinyon Plain Mine, which are currently on standby. The Company may commence such activities, prior to the implementation of all program details, recognizing that there can be no guarantee that the program details will be satisfactory and that the timing and outcome of this process is therefore uncertain, or as market conditions may warrant. Alternatively, the Company may defer commencing any such activities until further clarification is obtained, or as market conditions otherwise warrant. No decisions on any project-specific actions have been made at this time.

During 2021 the Company expects to recover uranium at the White Mesa Mill from pond-returns and from alternate feed materials. The vanadium pond-return campaign that was conducted in 2019 was brought to a close in early 2020. The Company also expects to produce mixed REE carbonate from natural monazite ore during 2021, subject to successful ramp-up. The Company does not plan to extract and/or recover any amounts of uranium of any significance from its Nichols Ranch Project in 2021, which was placed on standby in the second quarter of 2020 due to the depletion of its existing wellfields. Uranium recovery is expected to be maintained at reduced levels, as a result of current uranium market conditions, until such time when market conditions improve sufficiently. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project and maintain that project on standby. In addition, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby.

The Company is also seeking new sources of revenue, including its emerging REE business, as well as new sources of alternate feed materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company will also continue its support of U.S. governmental activities to support the U.S. uranium mining industry, including the proposed establishment of a U.S. Uranium Reserve. In addition, the Company is in discussions to potentially sell certain of its non-core properties, although there are currently no binding offers, and there can be no assurance that a sale will be completed or that we will be successful in completing a sale on acceptable terms. The Company will evaluate additional acquisition and disposition opportunities that may arise.

Extraction and Recovery Activities Overview

During the year ended December 31, 2020, the Company recovered approximately 196,500 pounds of U3O8, all of which were for the account of the Company. The Company also recovered approximately 67,000 pounds of V2O5, all of which were for the account of the Company. The Company expects to recover approximately 30,000 to 60,000 pounds of U3O8 in the year ending December 31, 2021 for its own account. The Company expects to produce no vanadium. In 2021, the Company also expects to produce approximately 2,000 to 3,000 tons of mixed REE carbonate at the mill, containing approximately 1,000 to 1,600 tons of total rare earth oxides (“TREO”).

The Company has strategically opted not to enter into any uranium sales commitments for 2021. Therefore, subject to the proposed establishment of a U.S. Uranium Reserve and general market conditions, all 2021 uranium production is expected to be added to existing inventories, which inventories are expected to total approximately 720,000 to 750,000 pounds of U3O8 at year-end. Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve or improvements in general market conditions, both ISR and conventional uranium extraction and/or recovery is expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered into. All V2O5 inventory is expected to be sold on the spot market if prices rise significantly above current levels, but otherwise maintained in inventory. The Company expects to sell all or a portion of its mixed REE carbonate to global separation facilities and/or to stockpile it for future separation at the Mill or elsewhere.

ISR Activities
We extracted and recovered approximately 6,000 pounds of U3O8 from the Nichols Ranch Project for the year ended December 31, 2020. The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2021 from Nichols Ranch.
As of December 31, 2020, the Nichols Ranch wellfields had nine header houses that previously extracted uranium, and which are now depleted. Until such time as improvement in uranium market conditions is observed, the proposed U.S. Uranium Reserve is established, and/or suitable sales contracts can be procured, the Company expects to defer development of further header houses at its Nichols Ranch Project. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.

The Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed, the proposed U.S. Uranium Reserve is established, and/or suitable sales contracts can be procured.

Conventional Activities
Conventional Extraction and Recovery Activities

During the year ended December 31, 2020, the White Mesa Mill recovered approximately 190,500 pounds of U3O8 and approximately 67,000 pounds of V2O5. The Mill also focused on developing its REE recovery business. During 2021, the Company expects to recover approximately 30,000 to 60,000 pounds of U3O8 at the White Mesa Mill, including uranium recovered through the processing of REE- and uranium-bearing natural monazite ore. The Company also expects to produce approximately 2,000 to 3,000 tons of mixed REE carbonate at the Mill, containing approximately 1,000 to 1,600 tons TREO. The Company currently has approximately 127,000 pounds of U3O8 contained in stockpiled alternate feed material and ore inventory that can be recovered in the future for the U.S. uranium reserve or as general market conditions warrant. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery, as market conditions may warrant.

The White Mesa Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from alternate feed materials, processing natural monazite ore for the recovery of uranium and REEs, and receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through 2021 and beyond. The Company is also actively pursuing opportunities to process additional sources of natural monazite ore, new and additional alternate feed material sources, and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend operations well into 2022 and beyond.

However, if at any time the Company is unable to justify full operation of the Mill, the Company would place uranium, REE and/or vanadium recovery activities at the Mill on standby at that time. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant, if operating, and continue to receive and stockpile alternate feed materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill's standby costs.

Conventional Standby, Permitting and Evaluation Activities
During the year ended December 31, 2020, standby and environmental compliance activities occurred at the Pinyon Plain Project. Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions, during 2021, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from this project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.

The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project, La Sal Complex, and the Whirlwind mines. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. The Company is also in discussions to potentially sell the Tony M, Daneros, Rim and other non-core conventional assets.
Uranium Sales
During the year ended December 31, 2020, the Company completed no sales of uranium. The Company currently has no remaining contracts, and therefore all existing uranium inventory and future production is fully unhedged to future uranium price changes.
Vanadium Sales
During 2020, the Company completed no sales of vanadium. The Company expects to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the recent pond return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
Rare Earth Sales

The Company expects to commence commercial production of a mixed REE carbonate in 2021. Subject to successfully ramping-up production of a salable product during 2021, the Company expects to sell some or all of this intermediate REE product to Neo’s Silmet separation facility in Europe and potentially to other REE separation facilities outside the U.S. To the extent not sold, the Company expects to stockpile mixed REE carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere. See “ITEM 1 DESCRIPTION OF BUSINESS: The Company’s Rare Earth Element Business, above and Update on Rare Earth Element Initiative,” below.

The Company also continues to pursue new sources of revenue, including additional alternate feed materials and other sources of feed for the White Mesa Mill.

COVID-19
The Company continues to evaluate the effects of the global COVID-19 pandemic on the Company’s business objectives, projections and workforce. Due to the current uncertainty, the Company is continuing its cost-cutting measures, while retaining the operational readiness of the Company’s core production assets. The Company is also continuing to work to secure U.S. government support for U.S. uranium miners. To date, although the Company has made operational adjustments since the onset of the pandemic to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. None of these operational adjustments have been material to the Company. The Company has evaluated any potential shutdown of Company production facilities as a result of COVID-19, and has determined that any such shutdown could be accommodated by the Company in a manner consistent with a typical shutdown of Company production facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized and will be able to withstand facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Bought Deal Financing
On February 20, 2020, the Company closed a bought deal public offering of Common Shares made pursuant to an underwriting agreement dated February 13, 2020 between the Company and a syndicate of underwriters led by Cantor Fitzgerald & Co. as lead underwriter and sole book-runner, and H.C. Wainwright & Co., LLC, Eight Capital, Haywood Securities Inc. and Roth Capital Partners, LLC (the “Offering”). Pursuant to the Offering, the Company issued an aggregate of 11,300,000 Common Shares at a price of $1.47 per share for gross proceeds of $16.61 million. The Company received net proceeds, after commissions and fees, of $15.14 million from the Offering.
Full Redemption of Convertible Debentures
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures then outstanding for approximately $7.78 million. The Convertible Debentures were redeemable for an amount equal to 101% of principal plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Convertible Debentures then outstanding for approximately $7.82 million. The Convertible Debentures were redeemable for an amount equal to 101% of principal plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Convertible Debentures are outstanding or subject to the terms of the Indenture, and the Convertible Debentures have ceased to be listed on the TSX. See “Note 11 to the Financial Statements: Loans and Borrowings.” The Company decided to redeem all of the Convertible Debentures prior to maturity because the U.S.-Canada currency exchange rate was favorable, the Company had sufficient cash available, and the Company avoided approximately US$0.46 million in interest payments in 2020 by doing so. By proactively managing its outstanding indebtedness in this way, the Company was able to redeem the Convertible Debentures on the Company’s own timing and terms and with minimal market disruption. The Company currently has no other remaining short- or long-term debt.

Agreement to Acquire Prompt Fission Neutron (PFN) Borehole Logging Technology and Equipment
On May 6, 2020, the Company announced it had entered into an agreement to acquire from GeoInstruments Logging LLC (“GIL”) all of its Prompt Fission Neutron (“PFN”) technology and equipment, including all of its related intellectual property, giving Energy Fuels the exclusive right to use, license, and service this particular PFN technology globally. PFN is critical to successful uranium production particularly from many in situ recovery (“ISR”) deposits, as it more accurately measures downhole in-situ U3O8 ore grade versus traditional Total Gamma and Spectral Gamma methods. On July 31, 2020, the parties closed the transaction and all such equipment and technology was transferred to the Company.

The PFN equipment and technology acquired by Energy Fuels includes: four (4) PFN tools; nine (9) gamma tools; two (2) low-mileage, heavy-duty logging trucks with logging and associated equipment; power supplies, computers, communication, and other technology; and all associated intellectual property, and the sole right to utilize and license the acquired PFN technology globally. The total consideration paid by Energy Fuels to GIL was $0.5 million cash.
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
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that have a variety of industrial, energy, military and defense uses, including automotive components, communications technology, clean energy production, consumer electronics, defense systems, advanced magnets, lasers and numerous other applications. According to a 2017 report by the United States Geological Survey (“USGS”), China has controlled more than 90% of the global supply of REEs since the late-1990s and has placed restrictions on REE exports since 2010.

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
On May 21, 2020, the Company announced it had entered into consulting agreements with Constantine Karayannopoulos and Brock O’Kelley, two REE industry experts who each have decades of experience producing commercially viable rare earth products, to aid in the development and implementation of commercial and technical REE strategies for the Company’s REE program. A chemical engineer by training with more than 25 years of experience in the rare earth industry, Mr. Karayannopoulos, was at the time of the announcement Chair of Neo Performance Materials (TSX:NEO) (“Neo”), one of the world’s leading producers of advanced industrial materials, including rare earth-based engineered products, for multiple global markets. Mr. O’Kelley played a key role in the operation of the Mountain Pass, California rare earth processing facility during the 1990s and 2000s. Both are industry veterans with extensive knowledge of REE processing facility design, start-up, operations, and downstream value-added manufacturing of advanced REE products. On July 7, 2020, Mr. Karayannopoulos was reappointed as President and CEO of Neo. As a result of his new executive roles with Neo, his consulting agreement with the Company ended on August 6, 2020. On July 31, 2020, the Company entered into a non-exclusive Letter of Intent with Neo, under which: (i) Mr. Karayannopoulos and other Neo personnel will continue to assist Energy Fuels in developing commercial and technical aspects of the Company’s REE strategy, including the potential production of a rare earth oxide concentrate at the Mill that can be sold to REE separation facilities; and (ii) the Company and Neo will work together toward potentially creating a longer term mutually beneficial relationship, which may involve commitments to buy and sell all or a portion of the REE concentrate produced at the Mill or other commercial arrangements.

On December 14, 2020, the Company announced it entered into a three-year supply agreement with The Chemours Company (NYSE: CC) (“Chemours”) to acquire a minimum of 2,500 tons per year of natural monazite sands, one of the highest-grade REE ores in the world, from Chemours’ Offerman Mineral Sand Plant located in Georgia. The Company expects to process this monazite at the Mill, starting in 2021, to recover the contained uranium and to produce a marketable mixed REE carbonate as a step toward re-establishing a fully-integrated U.S. REE supply chain.

On March 1, 2021, the Company and Neo jointly announced that they had entered into an agreement in principle, subject to completion of definitive agreements, under which Energy Fuels will process natural monazite sands into an REE Carbonate beginning in March or April 2021 and ship a portion of that production to Neo's rare earth separations facility in Sillamäe, Estonia ("Silmet"). Neo will then process the REE Carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years. Implementation of this initiative is subject to successful ramp-up to commercial-scale operations, execution of definitive agreements, and optimization of the companies' production processes.

Upon a successful ramp-up of this program, the Company will be the first U.S. company in several years to produce a marketable mixed REE concentrate ready for separation on a commercial scale. The Company estimates that the amount of REEs contained in the monazite sands to be supplied by Chemours will equal close to 10% of total current U.S. REE demand, as contained in end-use products.

Removal and recovery of the uranium and other radionuclides from rare earth ores is a key aspect of Energy Fuels’ value proposition, as many REE separation and recovery facilities are not able to handle those radionuclides from a technical or regulatory standpoint. The White Mesa Mill has a 40-year history of responsibly handling, processing and recycling uranium bearing materials. Therefore, it has the potential to provide a crucial link in a commercially viable U.S. REE supply chain. See ITEM 1 DESCRIPTION OF BUSINESS: The Company’s Rare Earth Element Business, above.
Proposed Establishment of a U.S. Uranium Reserve and U.S. Nuclear Fuel Working Group Update

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
On July 18, 2018, the U.S. Department of Commerce (“DOC”) initiated an investigation in response to the Petition (the “Section 232 Investigation”).
On April 14, 2019, the DOC completed the Section 232 Investigation, and the Secretary of Commerce submitted a report to the former President of the United States containing his findings (the “Section 232 Report”).
On July 12, 2019, in response to the Section 232 Report, former President Trump issued a memorandum, where he stated that “I agree with the Secretary that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.” In order “to address the concerns identified by the Secretary regarding domestic uranium production and to ensure a comprehensive review of the entire domestic nuclear supply chain,” former President Trump formed the U.S. Nuclear Fuel Working Group (the “Working Group”) to “examine the current state of domestic nuclear fuel production to reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” Former President Trump instructed the Working Group to “develop recommendations for reviving and expanding domestic nuclear fuel production,” and to submit a report to him within 90 days “setting forth the Working Group’s findings and making recommendations to further enable domestic nuclear fuel production if needed.”
On February 10, 2020, the federal executive Budget for fiscal year 2021 (October 1, 2020 through September 30, 2021) (the “Budget”) was published. The Budget “Supports Nuclear Fuel Cycle Capabilities,” and states that “[o]n July 12, 2019, the [former] President determined that ‘...the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.’ The Budget establishes a U.S. Uranium Reserve to provide additional assurances of availability of uranium in the event of a market disruption.” Table 25-1 of the Budget sought congressional appropriations of $150 million per year over the next 10 years (totaling $1.5 billion over that time frame) for domestic uranium purchases. For fiscal 2021 (October 1, 2020 through September 30, 2021), the Budget sought an appropriation of $150 million, “to remain available until expended,” as the appropriation for the first year of the 10-year program. The Budget further stated that “Establishing a Uranium Reserve provides assurance of availability of uranium in the event of a market disruption and supports strategic U.S. fuel cycle capabilities. This action addresses immediate challenges to the production of domestic uranium and reflects the Administration’s Nuclear Fuel Working Group (NFWG) priorities. The NFWG will continue to evaluate issues related to uranium supply chain and fuel supply.”

On April 23, 2020, the Working Group published its report: Restoring America’s Competitive Nuclear Energy Advantage: A strategy to assure U.S. national security. This comprehensive strategy sought to revive and strengthen U.S. nuclear fuel capabilities, starting with uranium mining, with the goals of supporting U.S. energy and national security, preventing geopolitical adversaries (particularly those in Russia) from using their nuclear capabilities to influence the U.S. and the world, and promoting global non-proliferation objectives and nuclear safety. The report stated that “the clear outcome of the Working Group’s efforts is confirmation that it is in the nation’s national security interests to preserve the assets and investments of the entire U.S. nuclear enterprise and to revitalize the sector to regain U.S. global nuclear leadership.” The report recommended government purchases to establish a Uranium Reserve, as contemplated by the Budget, and other actions aimed to strengthen the entire nuclear fuel cycle.
On December 27, 2020, the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the proposed establishment of a strategic U.S. Uranium Reserve, was signed into law by the United States Congress. This key funding opens the door for the U.S. government to purchase domestically-produced uranium to guard against potential commercial and national security risks presented by the country’s near-total reliance on foreign imports of uranium. The Company stands ready to benefit from this program through sales out of its existing uranium inventories and future production from its mines and facilities. However, because the U.S. Uranium Reserve has yet to be established at this time, the details of implementation of activities pursuant to the new law have not yet been defined. As a result, there can be no certainty as to the outcome of a U.S. Uranium Reserve, if any, including the process for and details of its development, and any resulting support for the Company’s ongoing and planned activities, or for any further evaluations of the Working Group.

If the uranium and vanadium markets or general market conditions do not improve, whether as a result of the establishment of a U.S. Uranium Reserve or otherwise, the Company may further reduce its operational activities as required in order to minimize its cash expenditures while preserving its core asset base for increased production in the future, as market conditions may warrant.

The Company’s Plans in Response to the Proposed U.S. Uranium Reserve

In response to the proposed establishment of a U.S. Uranium Reserve, the Company is evaluating activities aimed towards increasing uranium production at all or some of its production facilities, subject to general market conditions. No decisions on any project-specific actions to be taken in response to the proposed establishment of a U.S. Uranium Reserve have been made at this time.

Renewal of the Russian Suspension Agreement

On September 14, 2020, the DOC announced that it had obtained Russia's agreement to extend limits on uranium imports into the U.S. from Russia through 2040 under an extended Russian Suspension Agreement. This is an important step toward maintaining the long-term health of the U.S. uranium mining industry. The DOC won important concessions from Russia, including lower quotas starting in the mid-2020s, allowing only a portion of the quotas to be used for the sale of U3O8 and conversion into the U.S., and strict controls on Russian enrichment service contracts, reducing U.S. dependence on Russian uranium in the long term. While the extended Russian Suspension Agreement is an important step toward maintaining the long-term health of the U.S. uranium mining industry, it does not supplant the need for the establishment of a Uranium Reserve as proposed in the COVID-Relief and Omnibus Spending Bill and as recommended by the Working Group.
Management Streamlining
On August 20, 2020, the Company announced that it was making a number of changes to its management team in order to reduce costs, flatten the organizational structure, and focus on the ongoing growth of a new generation of U.S. uranium and REE professionals, including the following, effective September 1, 2020: (a) Mr. Scott Bakken, former Senior Director, Regulatory Affairs, became the Vice President, Regulatory Affairs, responsible for permitting and regulatory matters relating to all of the Company’s operations, both conventional and ISR, and also for overall worker health and safety matters at the Company; (b) Mr. Bernard Bonifas, former Director, Wyoming Operations, became the Director, ISR Operations, responsible for all of the Company’s ISR operations, including its Nichols Ranch ISR project in Wyoming and its Alta Mesa ISR project in Texas; (c) Ms. Sarai Luksch, CPA, joined the Company as Controller; (d) Ms. Dee Ann Nazarenus, former Director, Human Resources & Administration, became the Vice President, Human Resources & Administration, responsible for planning, developing, organizing, implementing, directing and evaluating all human resource functions of the Company, and directing and managing all administrative functions of the Company; and (e) Mr. Logan Shumway, former Manager of the Company’s

White Mesa Mill, became the Director, Conventional Operations, responsible for overseeing the advancement of the Company’s REE objectives, in addition to being responsible for overall White Mesa Mill management. In addition, and in support of the objective to reduce costs, effective as of August 31, 2020, former Chief Operating Officer, Mr. W. Paul Goranson left the Company to pursue other opportunities, and effective as of October 31, 2020, former Chief Accounting Officer, Mr. Matthew Tarnowski, left the Company to pursue other opportunities.
Continued Efforts to Minimize Costs

The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions, and is evaluating whether additional cost-cutting measures may be warranted at this time as a result of general market conditions, such as the possibility of monetizing non-core conventional assets of the Company. See “ITEM 1 DESCRIPTION OF BUSINESS: Potential Sale of Non-Core Assets,” above.

Results of Operations

The following table summarizes the results of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands of dollars):

	Years ended December 31,
	2020	2019	2018
Revenues
Uranium concentrates	$—	$66	$30,789
Vanadium concentrates	—	2,237	—
Alternate feed materials processing and other	1,658	3,562	932
Total revenues	1,658	5,865	31,721
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	63	14,752
Costs and expenses applicable to vanadium concentrates	—	1,805	—
Costs and expenses applicable to alternate feed materials and other	—	2,079	—
Total costs and expenses applicable to revenues	—	3,947	14,752
Impairment of inventories	1,644	14,351	4,579
Gross profit (loss)	14	(12,433)	12,390

Other operating costs
Development, permitting and land holding	4,333	9,180	9,912
Standby costs	4,015	2,584	5,112
Accretion of asset retirement obligation	1,911	1,931	1,835
Total other operating costs	10,259	13,695	16,859

Selling, general and administration
Selling costs	38	190	183
Intangible asset amortization	—	—	2,502
General and administration	14,344	14,263	14,158
Total selling, general and administration	14,382	14,453	16,843

Total operating loss	(24,627)	(40,581)	(21,312)
Interest expense	(952)	(1,491)	(1,722)
Other income (loss)	(2,293)	3,978	(2,328)
Net loss	$(27,872)	$(38,094)	$(25,362)

Basic and diluted net loss per share	$(0.23)	$(0.40)	$(0.30)
Results of Operations
Year ended December 31, 2020 compared to year ended December 31, 2019
For the year ended December 31, 2020 the Company recorded a net loss of $27.87 million or $0.23 per share compared with a net loss of $38.09 million or $0.40 per share for the year ended December 31, 2019.
For the year ended December 31, 2020, the Company recorded an operating loss of $24.63 million compared with an operating loss of $40.58 million for the year ended December 31, 2019.
Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer had any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases as contemplated by the Budget. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from Pond Return at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the year ended December 31, 2020 totaled $1.66 million, all of which were related to fees for ore received from a third-party uranium mine.
Revenues for the year ended December 31, 2019 totaled $5.87 million, of which $2.24 million was related to sales of approximately 202,000 pounds of vanadium concentrates and $3.56 million was related to toll processing of uranium concentrates and fees for ore received from third-party uranium mines.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the year ended December 31, 2020, the Company recovered approximately 6,000 pounds of U3O8 from ISR recovery activities for the Company’s own account and approximately 67,000 pounds of V2O5 from Pond Return. The Company recovered approximately 190,500 pounds of U3O8 from the pond solutions and alternate feed materials at the White Mesa Mill.
In the year ended December 31, 2019, the Company recovered approximately 70,000 pounds of U3O8 from ISR recovery activities for the Company’s own account and approximately 1,807,000 pounds of V2O5 from Pond Returns.
There are no costs and expenses applicable to revenue for the year ended December 31, 2020 as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs, compared with $3.95 million for the year ended December 31, 2019. Costs and expenses applicable to revenue for the year ended December 31, 2019 consisted of $1.81 million from V2O5 and $2.08 million related to alternate feed materials.
Other Operating Costs and Expenses
Development, permitting and land holding
For the year ended December 31, 2020, the Company spent $4.33 million for development of the Company’s properties, which did not include costs associated with the V2O5 test-mining program at the La Sal Project, and significantly less costs associated with V2O5 production at the White Mesa Mill, as were incurred during the year ended December 31, 2019. As a result of a downward revision to the Company's asset retirement obligation estimates, approximately $0.85 million was recorded as an offset to these expenses. For the year ended December 31, 2019, we spent $9.18 million primarily due to the development of the V2O5 test-mining program at the La Sal Project as well as expenses associated with ramping up V2O5 production at the White Mesa Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
Standby costs
The Company’s La Sal, Daneros, and Arizona 1 Projects were on standby during the three years ended December 31, 2020. In the beginning of 2018 as well as the beginning of 2020, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the year ended December 31, 2020, standby costs totaled $4.02 million compared with $2.58 million in the prior year. The increase is primarily related to a reduction in recovery activities at Nichols Ranch as it was placed on standby during the quarter ended June 30, 2020, and prolonged periods of standby at the Mill. As a result of a downward revision to the Company's asset retirement obligation estimates, approximately $7.00 million was recorded as an offset to these expenses.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties decreased for the year ended December 31, 2020 to $1.91 million compared with the prior year of $1.93 million, primarily due to changes in timing of estimated reclamation activities at some of the Company's projects.

Selling, General, and Administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $14.38 million for the year ended December 31, 2020 compared to $14.45 million for the year ended December 31, 2019. For the year ended December 31, 2020, the Company incurred approximately $1.04 million in one-time management streamlining restructuring expenses.
Impairment of Inventories
For the years ended December 31, 2020 and 2019, the Company recognized $1.64 million and $14.35 million, respectively, in impairment charges related to inventory to value such inventory at the lower of cost and net realizable value. The impairment of inventories is due to continued lower uranium and vanadium prices versus our cost to produce. The decrease in impairment charges for the year ended December 31, 2020 was primarily related to lower production levels as well as improved uranium prices.
Interest Expense and Other Income and Expenses
Interest Expense
Interest expense for the year ended December 31, 2020 was $0.95 million compared with $1.49 million in the prior year due to early redemption of the Convertible Debentures prior to maturity.
Other income and expense
For the year ended December 31, 2020, other expenses net of other income totaled $2.29 million. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $5.44 million, offset by a $1.84 million mark-to-market gain on investments accounted for at fair value, a gain on foreign exchange of $0.77 million, a mark-to-market gain on the change in the fair value of the Convertible Debentures of $0.16 million, interest income of $0.15 million, and other of $0.23 million.
For the year ended December 31, 2019, other income net of other expenses totaled $3.98 million. These amounts primarily consist of a gain on the change in the mark-to-market values of the Convertible Debentures of $0.29 million, a gain on the decrease in value of warrant liabilities of $3.73 million, and interest income of $0.48 million, offset by $0.15 million loss in investments accounted for at fair value and other of $0.32 million.
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
Revenues
The Company’s revenues from uranium were previously based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases as contemplated by the proposed Uranium Reserve. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from its pond solution at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the year ended December 31, 2019 totaled $5.87 million, of which $2.24 million was related to sales of approximately 202,000 pounds of vanadium concentrates and $3.56 million was related to toll processing of uranium concentrates and fees for ore received from third-party uranium mines.
Revenues for the year ended December 31, 2018 totaled $31.72 million, of which $30.79 million was related to sales of 650,000 pounds of U3O8, which included the sale of 450,000 pounds of U3O8 pursuant to term contracts at an average price of

$57.24 per pound and the sale of 200,000 pounds of U3O8 into contracts based on spot market prices at an average price of $25.16 per pound.
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
For the year ended December 31, 2018, we spent $9.91 million for development, permitting and land holding, comprised of the acquisition of royalties, the development of the Pinyon Plain Project and permitting and land holding costs related to the Pinyon Plain Project, development of the V2O5 test mining program at the La Sal Project as well as expenses associated with preparing the White Mesa Mill for V2O5 production.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
Standby costs
The Company’s La Sal, Daneros, and Arizona 1 Projects were on standby during the three years ended December 31, 2019. In the beginning of 2018, the White Mesa Mill was operated at lower levels of uranium recovery, including prolonged periods of standby. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
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

Impairment of Inventories
For the year ended December 31, 2019, the Company recognized $14.35 million in impairment charges related to inventory to value such inventory at the lower of cost and net realizable value, and included in impairment charges were depreciation expenses of $2.09 million. The impairment of inventories is due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project of $4.48 million, the decrease in the market price of vanadium recovered from Pond Return of $8.62 million and the decrease in the market price of vanadium in the La Sal stockpile of $1.25 million. For the year ended December 31, 2018, the Company recognized $4.58 million in inventory impairment due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project. Included in impairment were depreciation expenses of $2.05 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Funding of major business and property acquisitions
Over the past eight years the Company has funded major business and property acquisitions with capital provided by issuances of its Common Shares. In 2012, we acquired Titan Uranium Inc. and the U.S. Mining Division of Denison Mines Corp., in 2013 we acquired Strathmore Minerals Corp, in 2015 we acquired Uranerz and in 2016 we acquired Mesteña, each in exchange for newly issued shares.
We intend to continue to acquire assets utilizing Common Shares when we can do so under attractive terms.
Shares issued for cash
On December 23, 2016, the Company filed a prospectus supplement in both Canada and the United States to its Canadian base shelf prospectus and U.S. registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $20 million worth of Common Shares by way of an “at-the-market” offering (the “ATM”). On December 29, 2017, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional Common Shares under the ATM. On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the “Securities” as defined thereunder in one or more offerings up to an initial aggregate offering amount of $150.00 million. On May 5, 2019, the prospectus supplement to its U.S. registration statement expired, and was replaced on May 7, 2019 by a new prospectus supplement in the same amount, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. On December 31, 2019, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $30.00 million in additional Common Shares under the ATM. On December 31, 2020, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $35.00 million in additional Common Shares under the ATM.

On February 20, 2020, the Company closed a bought deal public offering of common shares made pursuant to an underwriting agreement dated February 13, 2020 between the Company and a syndicate of underwriters led by Cantor Fitzgerald & Co. as lead underwriter and sole book-runner, and H.C. Wainwright & Co., LLC, Eight Capital, Haywood Securities Inc. and Roth Capital Partners, LLC (the "Offering"). Pursuant to the Offering, the Company issued an aggregate of 11,300,000 common shares at a price of $1.47 per share for gross proceeds of $16.61 million. The Company received net proceeds, after commissions and fees, of $15.14 million from the Offering (see “Note 12 to the Financial Statements: Capital Stock”).
From January 1, 2021 through March 18, 2021, the Company issued 5.50 million Common Shares at a weighted-average price of $5.53 for net proceeds of $29.70 million using the ATM.
Working capital at December 31, 2020 and future requirements for funds
At December 31, 2020, the Company had working capital of $40.16 million, including $20.17 million in cash, $2.25 million of marketable securities, approximately 690,700 pounds of uranium finished goods inventory and approximately 1,672,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Year ended December 31, 2020
Cash, cash equivalents and restricted cash were $40.99 million at December 31, 2020, compared to $32.89 million at December 31, 2019. The increase of $8.09 million was due primarily to cash provided by financing activities of $36.58 million, cash provided by investing activities of $3.58 million, offset by cash used in operating activities of $32.18 million and loss on foreign exchange on cash held in foreign currencies of $0.11 million.
Net cash used in operating activities of $32.18 million is comprised of the net loss of $27.87 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $2.70 million of depreciation and amortization of property, plant and equipment, $1.64 million impairment on inventory, share-based compensation expense of $2.60 million, a $5.44 million change in warrant liabilities, accretion of asset retirement obligation (“ARO”) of $1.91 million, offset by a revision of ARO of $7.85 million, unrealized foreign exchange gain of $1.05 million, other non-cash expenses of $0.71 million and a $0.16 million change in value of the Convertible Debentures. Other items include an increase in inventories of $6.10 million and a decrease in accounts payable and accrued liabilities of $3.08 million, partially offset by a decrease in trade and other receivables of $0.19 million and a decrease in prepaid expenses and other assets of $0.15 million.
Net cash provided by investing activities was $3.58 million comprised of $4.21 million cash received from maturities of marketable securities partially offset by $0.63 million cash used for the purchase of mineral properties and property, plant and equipment.
Net cash provided by financing activities totaled $36.58 million consisting of $52.39 million net proceeds from the issuance of Common Shares from a public offering and the issuance of shares under the Company's ATM facility, $0.49 million cash received from exercise of stock options, and $0.13 million cash received from non-controlling interest, partially offset by $16.02 million to repay loans and borrowings and $0.42 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
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
Net cash used in operating activities of $44.38 million is comprised of the net loss of $38.09 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.21 million of depreciation and amortization of property, plant and equipment, $14.35 million impairment on inventory, share-based compensation expense of $3.77 million, accretion of asset retirement obligation of $1.93 million, other non-cash expenses of

$2.31 million, unrealized foreign exchange loss of $0.08 million, a decrease in prepaid expenses and other assets of $0.01 million, offset by an increase in inventories of $18.53 million, a decrease in trade and other receivables of $0.06 million, a decrease in accounts payable and accrued liabilities of $3.20 million, $3.73 million change in warrant liabilities, $0.29 million change in value of the Convertible Debentures, non-cash standby costs of $1.42 million and changes in deferred revenue of $2.72 million.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020.

	Payments Due by Period - $000
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$841	$343	$498	$—	$—
Decommissioning liabilities (undiscounted)	41,953	131	2,280	13,469	26,073
Total contractual obligations	$42,794	$474	$2,778	$13,469	$26,073
In addition, the Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are renewable annually and are expected to total $1.51 million for the year ended December 31, 2021.
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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, and restricted cash. Our interest income is earned in United States dollars and is not subject to interest rate risk. The Company does not use derivatives to manage interest rate risk.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2020 ($000):

Cash and cash equivalents	$4,198
Accounts payable and accrued liabilities	(426)
Total	$3,772
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of December 31, 2020 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date ($000).

	Change for Sensitivity Analysis	Increase (Decrease) in Other Comprehensive Income
	+1% change in
Strengthening net earnings	U.S. dollar	$48
	-1% change in
Weakening net earnings	U.S. dollar	$(48)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly-rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to large utilities. As of December 31, 2020, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Energy Fuels Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of asset retirement obligation costs

As discussed in Note 10 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $13.0 million as of December 31, 2020. The ARO includes estimates of future costs to decommission its White Mesa Mill (Mill) and Pinyon Plain Mine (Pinyon). The estimate of future costs involves a number of estimates relating to timing, planned decommissioning activities, and review of potential methods and technical advancements.

We identified the evaluation of the future costs for decommissioning activities relating to the Mill and Pinyon as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s determination of decommissioning activities and their related costs to satisfy the ARO. In addition, the ARO was sensitive to minor changes to significant assumptions, such as the timing, and types of costs.

The following are the primary procedures we performed to address this critical audit matter. We tested the determination of the planned decommissioning activities used in the estimate by inquiring of management, inspecting minutes of the board of directors, and reviewing supporting documentation, including management’s plan for mining. We involved environmental professionals with specialized skills and knowledge who assisted in:

•assessing the Company’s internal specialist’s objectivity and expertise,

•evaluating the Company’s planned decommissioning activities by analyzing the internal specialist’s supporting documentation.

•evaluating costs used and comparing the planned decommissioning activities to supporting documentation, such as permits obtained which specify the Company’s decommissioning obligations, and reports to state regulators on decommissioning activities.

We evaluated the Company’s ability to accurately estimate decommissioning costs by comparing the Company’s prior year estimate to the updated estimate of future costs. We evaluated the Company’s changes in assumptions for the timing and costs used in the prior year, by assessing operational changes that could impact the estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.
Denver, Colorado
March 19, 2021

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenues
Uranium concentrates	$—	$66	$30,789
Vanadium concentrates	—	2,237	—
Alternate feed materials processing and other	1,658	3,562	932
Total revenues	1,658	5,865	31,721
Costs and expenses applicable to revenues
Costs and expenses applicable to uranium concentrates	—	63	14,752
Costs and expenses applicable to vanadium concentrates	—	1,805	—
Costs and expenses applicable to alternate feed materials and other	—	2,079	—
Total costs and expenses applicable to revenues	—	3,947	14,752
Other operating costs
Impairment of inventories	1,644	14,351	4,579
Development, permitting and land holding	4,333	9,180	9,912
Standby costs	4,015	2,584	5,112
Accretion of asset retirement obligation	1,911	1,931	1,835
Selling costs	38	190	183
Intangible asset amortization	—	—	2,502
General and administration	14,344	14,263	14,158
Total operating loss	(24,627)	(40,581)	(21,312)

Interest expense	(952)	(1,491)	(1,722)
Other income (loss)	(2,293)	3,978	(2,328)
Net loss	(27,872)	(38,094)	(25,362)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(681)	(854)	1,554
Other comprehensive income (loss)	(681)	(854)	1,554
Comprehensive loss	$(28,553)	$(38,948)	$(23,808)

Net loss attributable to:
Owners of the Company	$(27,776)	$(37,978)	$(25,245)
Non-controlling interests	(96)	(116)	(117)
	$(27,872)	$(38,094)	$(25,362)
Comprehensive loss attributable to:
Owners of the Company	$(28,457)	$(38,832)	$(23,691)
Non-controlling interests	(96)	(116)	(117)
	$(28,553)	$(38,948)	$(23,808)

Basic and diluted net loss per share	$(0.23)	$(0.40)	$(0.30)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$20,168	$12,810
Marketable securities	2,247	4,838
Trade and other receivables, net	1,169	1,254
Inventories, net	27,575	22,808
Prepaid expenses and other assets	1,313	1,462
Total current assets	52,472	43,172
Inventories, net	1,346	1,149
Operating lease right of use asset	662	922
Investments accounted for at fair value	779	654
Property, plant and equipment, net	23,621	26,203
Mineral properties, net	83,539	83,539
Restricted cash	20,817	20,081
Total assets	$183,236	$175,720

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,321	$5,438
Current portion of operating lease liability	289	288
Current portion of warrant liabilities	8,573	—
Current portion of asset retirement obligation	131	46
Current portion of loans and borrowings	—	16,866
Total current liabilities	12,314	22,638
Warrant liabilities	—	2,791
Operating lease liability	469	758
Asset retirement obligation	12,907	18,926
Total liabilities	25,690	45,113
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 134,311,033 at December 31, 2020 and 100,735,889 at December 31, 2019	549,317	493,958
Accumulated deficit	(397,812)	(370,036)
Accumulated other comprehensive income	2,308	2,989
Total shareholders' equity	153,813	126,911
Non-controlling interests	3,733	3,696
Total equity	157,546	130,607
Total liabilities and equity	$183,236	$175,720

Commitments and contingencies (Note 18)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2017	74,366,824	$430,383	$(309,287)	$2,289	$123,385	$3,883	$127,268
Balance at January 1, 2018 as previously reported	74,366,824	430,383	(309,287)	2,289	123,385	3,883	127,268
Impact of change in accounting policy	—	—	2,474	—	2,474	—	2,474
Adjusted balance at January 1, 2018	74,366,824	$430,383	$(306,813)	$2,289	$125,859	$3,883	$129,742
Net loss	—	—	(25,245)	—	(25,245)	(117)	(25,362)
Other comprehensive income	—	—	—	1,554	1,554	—	1,554
Shares issued for cash by at-the-market offering	14,283,254	32,192	—	—	32,192	—	32,192
Share issuance cost	—	(922)	—	—	(922)	—	(922)
Share-based compensation	—	2,762	—	—	2,762	—	2,762
Shares issued for acquisition of royalties	1,102,840	3,739	—	—	3,739	—	3,739
Shares issued for the vesting of restricted stock units	899,192	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(914)	—	—	(914)	—	(914)
Shares issued for consulting services	247,485	569	—	—	569	—	569
Shares issued for exercise of warrants	187,970	722	—	—	722	—	722
Shares issued for exercise of stock options	355,092	764	—	—	764	—	764
Shares issued for conversion of Convertible Debentures	2,409	8	—	—	8	—	8
Balance at December 31, 2018	91,445,066	$469,303	$(332,058)	$3,843	$141,088	$3,766	$144,854
Net loss	—	—	(37,978)	—	(37,978)	(116)	(38,094)
Other comprehensive loss	—	—	—	(854)	(854)	—	(854)
Shares issued for cash by at-the-market offering	8,043,365	20,141	—	—	20,141	—	20,141
Share issuance cost	—	(463)	—	—	(463)	—	(463)
Share-based compensation	—	3,771	—	—	3,771	—	3,771
Shares issued for the vesting of restricted stock units	850,150	—	—	—	—	—	—
Shares issued for consulting services	74,781	208	—	—	208	—	208
Shares issued for exercise of warrants	1,450	5	—	—	5	—	5
Shares issued for exercise of stock options	54,805	146	—	—	146	—	146
Shares issued to settle liabilities	266,272	847	—	—	847	—	847
Contributions attributable to non-controlling interest	—	—	—	—	—	46	46
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(27,776)	—	(27,776)	(96)	(27,872)
Other comprehensive loss	—	—	—	(681)	(681)	—	(681)
Shares issued for cash by public offering	11,300,000	16,611	—	—	16,611	—	16,611
Shares issued for cash by at-the-market offering	21,361,784	38,109	—	—	38,109	—	38,109
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation	—	2,598	—	—	2,598	—	2,598

Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	120,000	188	—	—	188	—	188
Shares issued for exercise of warrants	200	1	—	—	1	—	1
Shares issued for exercise of stock options	302,707	597	—	—	597	—	597
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net loss for the period	$(27,872)	$(38,094)	$(25,362)
Items not involving cash:
Depletion, depreciation and amortization	2,701	1,213	3,790
Share-based compensation	2,598	3,771	2,762
Change in value of Convertible Debentures	(156)	(291)	612
Change in value of warrant liabilities	5,436	(3,726)	3,470
Accretion of asset retirement obligation	1,911	1,931	1,835
Unrealized foreign exchange (gain) loss	(1,045)	78	(218)
Revision of asset retirement obligation	(7,845)	(1,421)	(662)
Impairment of inventories	1,644	14,351	4,579
Acquisition of royalty interests, net of share issuance costs	—	—	3,622
Other non-cash expenses	(707)	2,314	1,303
Changes in assets and liabilities
Increase in inventories	(6,100)	(18,534)	(4,299)
(Increase) decrease in trade and other receivables	192	(63)	(346)
(Increase) decrease in prepaid expenses and other assets	149	12	(631)
Decrease in accounts payable and accrued liabilities	(3,084)	(3,195)	(613)
Changes in deferred revenue	—	(2,724)	2,724
Cash paid for reclamation and remediation activities	—	—	(350)
Net cash used in operating activities	(32,178)	(44,378)	(7,784)
INVESTING ACTIVITIES
Purchase of mineral properties and property, plant and equipment	(627)	—	(107)
Purchases of marketable securities	—	—	(25,554)
Maturities and sales of marketable securities	4,208	22,575	2,554
Cash received from sale of Reno Creek	—	—	2,940
Net cash provided by (used in) investing activities	3,581	22,575	(20,167)

FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	52,390	19,678	31,517
Proceeds from notes payable	—	801	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(415)	—	(914)
Cash received for notes receivable	—	—	500
Cash received from exercise of stock options	491	146	764
Cash received from exercise of warrants	—	5	601
Repayment of loans and borrowings	(16,015)	(317)	(10,855)
Cash received from non-controlling interest	133	46	—
Net cash provided by financing activities	36,584	20,359	21,613
Effect of exchange rate fluctuations on cash held in foreign currencies	107	43	(71)
Net change in cash, cash equivalents and restricted cash	8,094	(1,401)	(6,409)
Cash, cash equivalents and restricted cash, beginning of period	32,891	34,292	40,701
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$40,985	$32,891	$34,292
Non-cash investing and financing transactions:
Issuance of common shares to settle liabilities	$—	$847	$—
Issuance of common shares for consulting services	188	208	569

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$952	$1,491	$1,722
Warrant liability transferred to equity upon exercise	—	2	115
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2020
(Tabular amounts expressed in thousands of U.S. Dollars except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS

Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).

Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrates (“U3O8” or “uranium concentrates”), is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium, along with uranium at its White Mesa Mill from certain of its Colorado Plateau properties, as market conditions warrant and from time to time from solutions in its Mill tailings impoundment system. The Company also expects to commence commercial production of rare earth element carbonate (“REEs”) at the White Mesa Mill in 2021.

The Company is an exploration stage mining company as defined by the United States (“U.S.”) Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”), as it has not established the existence of proven or probable reserves on any of its properties. Beginning with its annual report on Form 10-K for the year ended December 31, 2021, the Company will report its mineral holdings in accordance with the SEC’s Subpart 1300 of Regulation S-K.

Energy Fuels is engaged in conventional and in-situ (“ISR”) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States.
Mining activities
Mining activities consist of a stand-alone uranium recovery facility (the “White Mesa Mill”), conventional mining projects and two ISR mining projects (complete with two ISR recovery facilities on standby and two wellfields). The conventional projects are located at the Colorado Plateau, Henry Mountains, Arizona Strip, and Roca Honda Projects, all of which are in the vicinity of the White Mesa Mill, in addition to the Sheep Mountain Project located in Wyoming. ISR projects include the Nichols Ranch Project (which includes the Jane Dough Property and the Hank Satellite Plant) located in Wyoming and the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas, both of which are on standby.

At December 31, 2020, other than evaluation work and infrastructure improvements and development at the Company’s Pinyon Plain Project, the conventional mining projects in the vicinity of the White Mesa Mill and Sheep Mountain are on standby, and are being evaluated for continued mining activities and/or are in the process of being permitted. The White Mesa Mill has completed its most recent vanadium campaign, continues to process third-party uranium-bearing mineralized materials from mining and recycling activities, such as the Mill’s alternate feed program, and continues to pursue its U.S.-based REE initiatives.
2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars (“USD”), except per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the Company's consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future price of uranium and estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition;

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
The fair value of the Extracting and Recovery Operations recorded on the acquisition date is depreciated on a straight-line basis over the estimated useful life of the components of the operation since the Extracting and Recovery Operations do not have proven or probable reserves. Accordingly, all expenditures incurred subsequent to the acquisition dates relating to the preparation of properties for mineral extraction, expansion of or additions to the Extracting and Recovery Operations are expensed as incurred. This includes expenditures relating to activities such as preparing properties for mineral extraction, construction of mine wellfields, header houses and disposal wells, and additions to the recovery facilities are expensed as incurred as no proven or probable reserves have been established for these uranium projects.
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
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level, for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
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
Investments at fair value
The Company accounts for investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of ASC Topic 825 – Financial Instruments. The cost of such investments is measured at the fair value of the assets given up, shares issued, or liabilities assumed at the date of acquisition plus costs directly attributable to the acquisition. Subsequent to initial recognition, they are measured at fair value and changes therein, are recognized in earnings. At December 31, 2020 and 2019, this includes the Company's 16.5% investment in Virginia Uranium, Inc.
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
In-process and concentrate inventories include the cost of the material processed from the stockpile, as well as production costs incurred to extract uranium-bearing fluids from the wellfields, and all costs to recover the uranium into concentrates or process through the White Mesa Mill. Finished uranium concentrate inventories also include costs of any finished product purchased from the market. Recovery costs typically include labor, chemical reagents and directly attributable mill and plant overhead expenditures.
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
Where straight-line depreciation is utilized, the range of useful lives for various asset classes is generally as follows:

Buildings	12 - 15 years
Shop tools and equipment	3 - 5 years
Mining equipment	5 years
Office equipment	4 - 5 years
Furniture and fixtures	5 - 7 years
Light trucks and utility vehicles	5 years
The amortization method, residual values, and useful lives of property, plant and equipment are reviewed annually, and any change in estimate is applied prospectively.
Intangible assets
Sales contracts acquired in a business combination are recognized initially at fair value at the acquisition date. The Company’s intangible assets are recorded at cost less accumulated amortization.
Amortization is recorded as the Company sells inventory under its long-term sales contracts based on units sold and is recognized in the Consolidated Statement of Operations.
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
Share-based compensation
The Company records share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statement of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels’ stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with performance conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. Share-based compensation expense related to awards with only service conditions has a graded vesting schedule which are recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while all other awards are recognized on a straight-line basis. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.

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
Recently Adopted Accounting Pronouncements
Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous U.S. GAAP.

The Company adopted the standard as amended effective January 1, 2019 using the modified retrospective transition approach. Upon adoption, the Company recognized right-of-use assets of $1.14 million and lease liabilities of $1.23 million at January 1, 2019. See Footnote 15 for further discussion.
Non-employee Share-Based Payment
In June 2018, the FASB issued ASU 2018-07, which more closely aligns the accounting for employee and non-employee share-based payments. This standard more closely aligns the accounting for non-employee share-based payment transactions to the guidance for awards to employees except for specific guidance on certain inputs to an option-pricing model and the attribution of cost. The Company adopted this standard effective January 1, 2019 and adoption did not have a significant impact on our net earnings.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard is effective for reporting periods beginning after December 15, 2022 (January 1, 2023 for the Company) for Smaller Reporting Companies. The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company has evaluated the impact the of the adoption of ASU 2019-12 and does not anticipate that it will have an impact on its consolidated financial statements.

4.    MARKETABLE SECURITIES

The following tables summarize our marketable securities by significant investment categories as of December 31, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities	$—	$—	$—	$—
Marketable equity securities	824	(418)	1,841	2,247
Marketable securities	$824	$(418)	$1,841	$2,247

The following tables summarize our marketable securities by significant investment categories as of December 31, 2019:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$4,171	$—	$37	$4,208
Marketable equity securities	824	(543)	349	630
Marketable securities	$4,995	$(543)	$386	$4,838

(1)Marketable debt securities are comprised primarily of U.S. government notes, and also includes U.S. government agencies, and tradeable certificates of deposits.

5.    RECEIVABLES

	December 31, 2020	December 31, 2019
Trade receivables - other	$826	$911
Notes receivable, net	343	343
	$1,169	$1,254
During the year ended December 31, 2014, the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. The note with principal totaling $0.50 million was collected during the year ended December 31, 2018. Alternatively, the note with a principal payment of $0.55 million due November 7, 2018 was not paid and the Company notified the issuing party (“Default Party”) of its default on November 9, 2018. The Company has a reserve of $0.22 million as of December 31, 2020 (2019 - $0.22 million) against the collectability of this note. The promissory note is secured by all issued and outstanding stock and all of the assets sold to the default party.
6.    INVENTORIES

	December 31, 2020	December 31, 2019
Concentrates and work-in-progress (1)	$25,768	$20,893
Inventory of ore in stockpiles	241	241
Raw materials and consumables	2,912	2,823
	$28,921	$23,957
Inventories - by duration
Current	$27,575	$22,808
Long term - raw materials and consumables	$1,346	$1,149
	$28,921	$23,957

(1)For the year ended December 31, 2020, the Company recorded an impairment loss of $1.64 million in the Consolidated Statement of Operations related to concentrates and work in progress inventories (December 31, 2019 - $14.35 million).
7.    INVESTMENTS ACCOUNTED FOR AT FAIR VALUE

Investments accounted for at fair value includes the Company’s 16.5% investment in Virginia Uranium, Inc. and were $0.78 million and $0.65 million at December 31, 2020 and 2019, respectively.
8.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(16,150)	$13,060	$29,210	$(14,115)	$15,095
Alta Mesa	13,626	(4,088)	9,538	13,626	(3,179)	10,447
Equipment and other	13,528	(12,505)	1,023	12,900	(12,239)	661
Property, plant and equipment total	$56,364	$(32,743)	$23,621	$55,736	$(29,533)	$26,203

The net book value for the Nichols Ranch Project includes the value beyond proven and probable reserves ascribed to the processing plant, the Nichols Ranch wellfields and the Jane Dough project upon acquisition.

For the year ended December 31, 2020, the Company recorded $0.51 million (December 31, 2019 - $2.09 million) of depreciation expense related to Nichols Ranch, which is included in the capitalized costs to inventory on the Consolidated Balance Sheet.
The following is a summary of mineral properties:

	December 31, 2020	December 31, 2019
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

9.    IMPAIRMENTS
Impairment of property, plant and equipment, mineral properties and mineral properties held for sale
The Company conducts a review of potential triggering events for all its mineral properties on a quarterly basis. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. No impairment of property, plant and equipment, mineral properties and mineral properties held for sale recorded in the years ended December 31, 2020, 2019 and 2018.

10.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	December 31, 2020	December 31, 2019
Asset retirement obligation, beginning of period	$18,972	$19,104
Revision of estimate	(7,845)	(2,063)
Accretion of liabilities	1,911	1,931
Settlements	—	—
Asset retirement obligation, end of period	$13,038	$18,972
Asset retirement obligation:
Current	$131	$46
Non-current	12,907	18,926
Asset retirement obligation, end of period	$13,038	$18,972
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at December 31, 2020 is $41.95 million (2019 - $41.75 million).
The downward revision of estimate of $7.85 million for the year ended December 31, 2020 includes net changes of $0.20 million related to changes in total estimated undiscounted cash flows, and $7.65 million for changes in the estimated timing of future reclamation activities expected to begin at a later date. These revisions were recognized in development, permitting, and land holding and standby costs on the Consolidated Statement of Operations.

The following table summarizes the Company’s restricted cash:

	December 31, 2020	December 31, 2019
Restricted cash, beginning of period	$20,081	$19,652
Additional collateral posted	768	429
Refunds of collateral	(32)	—
Restricted cash, end of period	$20,817	$20,081
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

	December 31, 2020	December 31, 2019
Current portion of loans and borrowings:
Convertible Debentures	$—	$16,382
Notes payable	—	484
Total current loans and borrowings	$—	$16,866

Terms and debt repayment schedule

Terms and conditions of outstanding loans were as follows:

				December 31, 2020		December 31, 2019
	Currency	Nominal Interest Rate	Year of Maturity	Face Value	Carrying Amount	Face Value	Carrying Amount
Convertible Debentures	CDN$	8.5%	2020	$—	$—	$16,061	$16,382
Notes payable	USD	4.0%	2020	—	—	801	484
				$—	$—	$16,862	$16,866

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
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding July 14, 2020. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Convertible Debentures then outstanding for approximately $7.82 million. The Convertible Debentures were redeemable for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Convertible Debentures remain outstanding. The Convertible Debentures are no longer subject to the terms of the Indenture, and cease to be listed on the TSX.
The Company currently has no other remaining short- or long-term debt.
The Convertible Debentures are classified as fair value through profit or loss where the Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in earnings. For the year ended December 31, 2020, the Company recorded a gain on revaluation of Convertible Debentures of $0.16 million (December 31, 2019 – gain of $0.29 million (December 31, 2018 - loss of $0.61 million).

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
Issued capital stock
The significant transactions relating to capital stock issued during 2020, 2019, and 2018 are:
a)On February 20, 2020, the Company completed a bought deal public offering of 11.30 million Common Shares at a price of $1.47 per share. The Company received net proceeds, after commissions and fees, of $15.14 million.
b)In the year ended December 31, 2020, the Company issued 21,361,784 Common Shares under the Company’s ATM offering for net proceeds of $37.25 million. In the year ended December 31, 2019, the Company issued 8,043,365 Common Shares under the Company’s ATM offering for net proceeds of $19.68 million. In the year ended

December 31, 2018, the Company issued 14,283,254 Common Shares under the Company’s ATM for net proceeds of $31.52 million.

Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price $	Warrants Outstanding	Fair value at December 31, 2020
September 2016 (1)	September 20, 2021	2.45	4,165,830	$8,573

(1)The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 20). Each warrant is exercisable until September 20, 2021 and entitles the holder thereof to acquire one common share upon exercise at an exercise price of $2.45 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.
On March 14, 2019, 2,328,925 warrants issued in March 2016 expired un-exercised.

13.    BASIC AND DILUTED LOSS PER COMMON SHARE
The following is a reconciliation of weighted average common shares outstanding for the years ended December 31, 2020, 2019, 2018, respectively:

	Years ended December 31,
	2020	2019	2018
Issued shares at beginning of period	100,735,889	91,445,066	74,366,824
Effect of share options exercised	12,934	45,040	115,330
Effect of shares issued for settlement of vesting of restricted share units	452,932	786,746	829,610
Effect of shares issued for exercise of share purchase warrants	—	1,057	44,185
Shares issued for consulting services	74,672	46,067	122,854
Effect of shares issued in asset acquisitions	—	—	419,986
Effect of shares issued for conversion of Convertible Debentures	—	—	323
Effect of shares issued to settle liabilities	—	141,525	—
Effect of shares issued in public offerings	19,891,709	3,199,866	7,576,288
Weighted average common shares outstanding	121,168,136	95,665,367	83,475,400

Basic and diluted loss per common share
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, calculated as follows:

	Years ended December 31,
	2020	2019	2018
Net loss attributable to owners of the Company	$(27,776)	$(37,978)	$(25,245)
Basic and diluted weighted average common shares outstanding	121,168,136	95,665,367	83,475,400
Net loss per common share	$(0.23)	$(0.40)	$(0.30)
For the three years ended December 31, 2020, 2019 and 2018, 5.78 million, 5.65 million and 8.23 million options and warrants, respectively, and the potential conversion of the Convertible Debentures have been excluded from the calculation as their effect would have been anti-dilutive.

14.    SHARE-BASED PAYMENTS
The Company, under the 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At December 31, 2020, a total of 13,431,103 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Equity Incentive Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date or the five-day volume weighted average price (“VWAP”). Stock options granted under the Equity Incentive Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.71 million options granted in the year ended December 31, 2020 (December 31, 2019 – 0.30 million, December 31, 2018 - 0.42 million). At December 31, 2020, there were 1.61 million options outstanding with 1.21 million options exercisable, at a weighted average exercise price of $2.91 and $3.23 respectively, with a weighted average remaining contractual life of 2.75 years and 2.44 years, respectively. The aggregate intrinsic value of the fully vested shares was $1.80 million.
The summary of the Company’s stock options at December 31, 2020, 2019 and 2018, respectively, and the changes for the fiscal periods ending on those dates are presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2017	$1.77 - $15.61	$4.48	2,028,847
Granted	1.70 - 2.88	1.75	442,956
Exercised	1.70 - 2.55	2.15	(355,092)
Forfeited	1.70 - 6.63	3.96	(213,393)
Expired	5.86 - 10.36	8.18	(170,564)
Balance, December 31, 2018	$1.70 - $15.61	$3.84	1,732,754
Granted	2.92	2.92	296,450
Exercised	1.70 - 2.92	2.27	(54,805)
Forfeited	1.70 - 7.42	3.94	(342,866)
Expired	6.97	6.97	(144,100)
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76 - 3.06	1.77	711,414
Exercised	1.70 - 2.92	1.97	(302,707)
Forfeited	1.70 - 5.18	3.26	(188,541)
Expired	4.12 - 5.22	4.40	(98,512)
Balance, December 31, 2020	$1.70 - $15.61	$2.91	1,609,087

As of December 31, 2020, the outstanding stock options denominated in USD$ were as follows:

	Options Outstanding				Options Exercisable
Exercise price	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Quantity	Weighted Average Price	Weighted Average Remaining Contractual Life	Intrinsic Value
$— to $4.99	1,449,587	$2.41	2.91	$2,731	1,045,597	$2.59	2.61	$1,803
$5.00 to $9.99	133,235	$6.16	1.52	—	133,235	6.16	1.52	—
$10.00 to $14.99	13,515	$12.59	0.27	—	13,515	12.59	0.27	—
$15.00 to $19.99	12,750	$15.61	0.03	—	12,750	$15.61	0.03	—
	1,609,087			$2,731	1,205,097			$1,803
In the year ended December 31, 2020, the Company issued 302,707 shares upon exercise of stock options at an average exercise price of $1.97 for proceeds of $0.49 million. These options had an intrinsic value of $0.42 million.
In the year ended December 31, 2019, the Company issued 54,805 shares upon exercise of stock options at an average exercise price of $2.27 for proceeds of $0.15 million. These options had an intrinsic value of $0.05 million.
In the year ended December 31, 2018, the Company issued 355,092 shares upon exercise of stock options at an average exercise price of $2.15 for proceeds of $0.76 million. These options had an intrinsic value of $0.41 million.
The share-based compensation recorded during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years ended December 31,
	2020	2019	2018
Share-based compensation (1)(2)	$2,598	$3,771	$2,762

(1)The fair value of the options granted under the Equity Incentive Plan for the years ended December 31, 2020, 2019 and 2018 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years ended December 31,
	2020	2019		2018
Risk-free interest rate	1.27%	2.62%		2.84%
Expected life	4.6 years	5.0 years		5.0 years
Expected volatility	61.81%	59.38%	*	59.00%	*
Expected dividend yield	0%	0%		0%
Weighted average grant date fair value	$0.82	$1.54		$0.96
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.

(2)The fair value of the RSUs granted under the Equity Incentive Plan for the years ended December 31, 2020, 2019 and 2018, was estimated at the date of grant, using the stated market price.

A summary of the status and activity of non-vested stock options at December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2017	365,180	$1.20
Granted	442,956	0.96
Vested	(448,662)	1.10
Forfeited	(62,430)	0.96
Non-vested December 31, 2018	297,044	$1.06
Granted	296,450	1.54
Vested	(356,626)	1.27
Forfeited	(13,487)	1.59
Non-vested December 31, 2019	223,381	$1.32
Granted	711,414	0.82
Vested	(508,630)	0.94
Forfeited	(22,175)	0.96
Non-vested December 31, 2020	403,990	$0.94
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of restricted stock units do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the year ended December 31, 2020, the Company’s Board of Directors issued 0.74 million RSUs under the Equity Incentive Plan (2019 – 0.73 million, 2018 - 1.19 million).
A summary of the status and activity of non-vested RSUs at December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2017	1,909,477	$2.17
Granted	1,191,132	1.70
Vested	(1,486,126)	2.24
Forfeited	(34,296)	2.00
Non-vested December 31, 2018	1,580,187	$1.99
Granted	731,435	2.91
Vested	(862,378)	2.00
Forfeited	(133,708)	2.40
Non-vested December 31, 2019	1,315,536	$2.45
Granted	740,998	1.65
Vested	(746,477)	2.45
Forfeited	(216,001)	2.13
Non-vested December 31, 2020	1,094,056	$1.98
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the year ended December 31, 2020 was $1.21 million (2019 - $2.51 million, 2018 - $1.49 million).

Stock Appreciation Rights
During the year ended December 31, 2019, the Company’s Board of Directors issued 2.20 million SARs under the Equity Incentive Plan (2020 and 2018 - nil) with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Company’s senior management. The SARs are performance based, because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-dalendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
At December 31, 2020, there was $0.05 million, $0.55 million and $0.24 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively. These costs are expected to be recognized over a period of approximately two years.
15.    LEASES

The Company’s leases primarily include operating leases for corporate offices. These leases have remaining lease terms of less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within right-of-use (“ROU”) assets and lease liabilities in the Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Because most of the Company's leases do not provide an explicit rate of return, the Company's incremental secured borrowing rate as based on lease term information available at the commencement date of the lease will be used in determining the present value of lease payments. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in General and Administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

Total lease cost includes the following components:

	Years ended December 31,
	2020	2019
Operating leases	$339	$381
Short-term leases	297	297
Sublease income	—	(56)
Total lease expense	$636	$622

The weighted average remaining lease term and weighted average discount rate were as follows:

	Years ended December 31,
	2020	2019
Weighted average remaining lease term of operating leases	2.4 years	3.3 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$367	$333

Future minimum payments of operating lease liabilities as of December 31, 2020 are as follows:

Years ending December 31:
2021	$343
2022	351
2023	147
2024	—
2025	—
Thereafter	—
Total lease payments	$841
Less: Interest	(83)
Present value of lease liabilities	$758

16.    INCOME TAXES
A reconciliation of income tax expense and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

	Years ended December 31,
	2020	2019	2018
Loss before income taxes	$(27,872)	$(38,094)	$(25,362)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	(7,385)	(10,095)	(6,721)
Share-based compensation	565	985	623
Other non-deductible/non-taxable items	1,985	(376)	597
Unrecognized deferred tax assets	4,835	9,486	5,501
Income tax expense	$—	$—	$—

The components of the net deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
Deferred tax assets
Inventories	$7,051	$5,405
Short-term investments	209	209
Operating loss carry forwards	95,060	88,156
Capital loss carry forwards	843	852
Deferred revenue and other	2,057	2,719
Mineral properties and deferred costs	26,554	27,541
Asset retirement obligations	3,455	5,028
Property, plant and equipment	1,806	1,644
Total deferred tax assets	137,035	131,554
Less: valuation allowance	(137,035)	(131,554)
Net deferred tax assets	$—	$—
At December 31, 2020, and 2019, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions (a)	Deductions (b)	End of Period
2020	$131,554	$7,140	$(1,659)	$137,035
2019	$135,764	$11,459	$(15,669)	$131,554

a)	The additions to the valuation allowance result from additional losses incurred and increases to other tax assets such as mineral property and property, plant and equipment. Management does not feel these additions meet the more-likely-than-not criterion for recognition.

b)	The reductions to the valuation allowance result primarily from the decreases to other tax assets such as inventories, short-term investments and deferred revenue.
The following table summarizes the Company's capital losses and net operating losses as of December 31, 2020 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$42,853	2027 - 2038
Canada	Allowable capital losses	3,180	None
Canada	Investment tax credits	1,172	2023-2027
United States	Pre-2018 net operating losses	292,139	2026-2037
United States	Post-2017 net operating losses	23,726	None
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

17.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of revenues are as follows:
The Company had one major customer to which its sales for the year were as follows: 2020 - $1.55 million; (2019 (four major customers) - $2.72 million; $0.77 million; $0.75 million; $0.74 million); (2018 (three major customers) - $24.52 million; $5.03 million; $1.24 million).
The Company’s revenues by country of customer for the current year were as follows: 2020 - $1.66 million - U.S.; (2019 - $5.80 million - U.S.; $0.07 million - Other) (2018 - $25.76 million - U.S.; $5.03 million - Other).
The Company did not have any deferred revenue at December 31, 2020 and 2019. As of December 31, 2018, $2.72 million relates to proceeds received on toll materials in advance of required activity.
The components of other income (loss) are as follows:

	Years ended December 31,
	2020	2019	2018
Interest income	$153	$482	$336
Change in value of investments accounted for at fair value	1,835	(153)	769
Change in value of warrant liabilities	(5,436)	3,726	(3,469)
Change in value of Convertible Debentures	155	291	(612)
Gain on assets held for sale	—	—	341
Foreign exchange gain (loss)	767	(46)	—
Sale of surplus assets	—	—	293
Other	233	(322)	14
Other income (loss)	$(2,293)	$3,978	$(2,328)
The components of accounts payable and accrued liabilities are as follows:

	December 31, 2020	December 31, 2019
Accounts payable	$483	$2,033
Payroll liabilities	432	1,588
Other accrued liabilities	2,406	1,817
Accounts payable and accrued liabilities	$3,321	$5,438

18.    COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill. The challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Corrective Action Plan have not yet been determined and could be significant.

On January 19, 2018, the UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the White Mesa Mill’s license (the “Radioactive Materials License”) for another ten years, and Groundwater Discharge Permit (the “GWDP”) for another five years, after which renewal periods further applications for renewal of the License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing Radioactive Materials License and GWDP until such time as the renewed Radioactive Materials License or GWDP is issued. In March 2019, the DWMRC issued a revised GWDP to incorporate the addition of Dissolved Oxygen into the list of field parameters measured during groundwater sampling. Additionally, DWMRC modified Ground Water Compliance Limits for several wells as a result of their acceptance of several source assessment reports. The source assessment reports concluded that the previous exceedances in the wells were due to natural background influences or well construction abnormalities and were not a concern. Most recently, the GWDP was revised again in March 2021 to delete references to certain completed requirements from Part I.H. (Completed Compliance Schedules) of the GWDP, to add certain new required compliance schedules to the same section, and make other regulatory amendments and adjustments, including modification of select Groundwater Compliance Limits, for certain monitoring constituents, in certain and rigorously evaluated monitoring wells, as required by the GWDP.

In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the Radioactive Materials License and GWDP and Requests for Appointment of an Administrative Law Judge, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. On February 1, 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The proposal remains under consideration by the Company, which may choose to submit a counterproposal constituting the Company’s final position on all disputed matters if it determines that meaningful settlement can be reached by the parties. The Company does not consider these challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed Radioactive Materials License and/or GWDP. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.

Pinyon Plain Project

In March 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Pinyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the USFS Forest Supervisor for the Kaibab National Forest and the USFS (together, the “Defendants”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Pinyon Plain Project (formerly known as the “Canyon Project”), (b) setting aside any approvals regarding exploration and mining operations at the Pinyon Plain Project, and (c) directing operations to cease at the Pinyon Plain Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Pinyon Plain Project until the USFS fully complies with all applicable laws. In April 2013, the Pinyon Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Pinyon Plaintiffs on all counts. The Pinyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Pinyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit, which were denied on June 30, 2015.

The hearing on the merits at the Ninth Circuit was held on December 15, 2016. On December 12, 2017, the Company received a favorable ruling from the Ninth Circuit on the appeal of the merits on the Pinyon Plain Mine litigation. The Pinyon Plaintiffs petitioned the Ninth Circuit for a rehearing en banc and, on October 25, 2018, the Ninth Circuit panel withdrew its prior opinion and filed a new opinion, which affirmed the prior opinion with one exception the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Pinyon Plaintiffs lacked standing under the Mining Act of 1872. The panel remanded the claim back to the District Court to hear on the merits. On September 11, 2019, the Pinyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, the Pinyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment.

On May 22, 2020, the District Court issued its final order in favor of the Company and the Defendants. The Pinyon Plaintiffs were afforded 60 days in which to file an appeal with the Ninth Circuit, during which they filed their Notice of Appeal from a Judgment or Order of a United States District Court. The Ninth Circuit subsequently issued a Time Schedule Order setting due dates for the parties’ briefs and actions required to perfect the appeal. The Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit on December 22, 2020, and the USFS and Company’s respective Answering Briefs are due April 5, 2021 following a grant of extension. As a part of the appeal, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.

Daneros Mine

On February 23, 2018, the BLM issued the Environmental Assessment (“EA”), Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Daneros Appellants”) filed a Notice of Appeal to the IBLA regarding the BLM’s Decision Record and FONSI and challenging the underlying EA. In April 2018, the Company filed a Motion to Intervene with the IBLA, requesting that the Company be allowed intervention as a full party to this appeal, which was subsequently granted.

This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.

Mineral Property Commitments

The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and annual renewal costs are expected to total $1.49 million for the year ended December 31, 2021.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s ARO. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2020, the Company has $20.82 million posted against an undiscounted ARO of $41.95 million (December 31, 2019 - $20.08 million posted against an undiscounted ARO of $41.75 million).
Commitments
The Company is contractually obligated under a non-material Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

19.    UNAUDITED SUPPLEMENTARY QUARTERLY INFORMATION
The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2020, and December 31, 2019.

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(unaudited) (in thousands, except share and per share amounts)
Total revenues	$393	$395	$486	$384
Gross profit (loss)	$(685)	$(33)	$348	$384

Net loss	$(5,664)	$(8,190)	$(8,938)	$(5,080)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.07)	$(0.04)

Net loss attributable to owners of the Company	$(5,657)	$(8,187)	$(8,855)	$(5,077)
Basic and diluted net loss attributable to owners of the Company per share	(0.05)	(0.07)	(0.07)	(0.04)

Basic and diluted weighted average shares outstanding	107,618,908	118,118,935	126,624,498	132,129,787

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited) (in thousands, except share and per share amounts)
Total revenues	$1,670	$3,071	$423	$701
Gross loss	$(422)	$(4,521)	$(1,923)	$(5,567)

Net loss	$(12,134)	$(9,314)	$(6,939)	$(9,707)
Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.07)	$(0.10)

Net loss attributable to owners of the Company	$(12,127)	$(9,312)	$(6,840)	$(9,699)
Basic and diluted net loss attributable to owners of the Company per share	(0.13)	(0.10)	(0.07)	(0.10)

Basic and diluted weighted average shares outstanding	92,152,844	93,920,953	96,840,539	99,668,611

20.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of December 31, 2020. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The fair value of the Company’s Convertible Debentures are measured at fair value based on the closing price on the TSX (a Level 1 measurement) and changes are recognized in other income (expense). The Company’s investments in marketable equity securities which are exchange traded and are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments are marketable debt securities which are exchange-traded and are valued using quoted prices of a pricing service and such are classified within Level 2 of the fair value hierarchy. The Company’s warrants are classified as liabilities.  The warrants are subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of other income (expense), in the statements of operations. The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy using quoted market prices in active markets.
The warrants issued in March 2016 are classified as Level 3 under the fair value hierarchy as they are valued with Level 3 (Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability) inputs and the Black-Scholes option model.
As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

December 31, 2020	Level 1	Level 2	Level 3	Total
Investments accounted for at fair value	$779	$—	$—	$779
Marketable equity securities (Note 4)	2,247	—	—	2,247
Warrant liabilities (Note 12)	(8,573)	—	—	(8,573)
	$(5,547)	$—	$—	$(5,547)

December 31, 2019	Level 1	Level 2	Level 3	Total
Investments accounted for at fair value	$654	$—	$—	$654
Marketable equity securities (Note 4)	630	—	—	630
Marketable debt securities (Note 4)	—	4,208	—	4,208
Warrant liabilities (Note 12)	(2,791)	—	—	(2,791)
Convertible Debentures (Note 11)	(16,382)	—	—	(16,382)
	$(17,889)	$4,208	$—	$(13,681)

There were no transfers into or out of Level 3 during the year ended December 31, 2020.

21.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

All revenue recognized is a result of contracts with customers either through sales contracts or alternate feed agreements.

As of December 31, 2018, the Company had one customer contract with material performance obligations remaining. The Company had not delivered material from its toll processing activities to the customer. The material was delivered in the first half of 2019 and the Company recognized $2.74 million.

The Company’s long-term contracts expired following the Company’s 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future.

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

United Nuclear contributed $0.13 million, $0.05 million and nil to the expenses of the Arkose Joint Venture based on the approved budget for the years ended December 31, 2020, 2019 and 2018.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. The Company paid $0.30 million in royalty payments to the sellers or to Mr. Eshleman or his immediate family members during the year ended December 31, 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members.

23.    SUBSEQUENT EVENTS
Issuance of stock options and RSUs
On January 26, 2021, the Company granted 0.16 million stock options with an exercise price of $3.89 per share and 0.44 million RSUs to its employees, directors and consultants. The options carry a five-year life and vest as follows: 50% immediately; 25% on January 26, 2021; 25% on January 26, 2022. The RSUs vest as follows: 50% on January 26, 2021; 25% on January 26, 2022; and 25% on January 26, 2023.
ATM issuance
Sale of shares in the Company's ‘At-the-Market’ program.
From January 1, 2021 through March 18, 2021, the Company issued 5.50 million Common Shares at an average price of $5.53 for net proceeds of $29.70 million using the ATM.

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

The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the material weaknesses in internal controls identified in the Company’s Form 10-K for the year ended December 31, 2019 have been remediated and that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm as it is not required.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors

The board of directors of the Company may consist of a minimum of three and a maximum of fifteen directors, who are elected annually. The Board is currently composed of eight directors, and management anticipates that the same eight directors will be proposed for reelection at its Annual General and Special Meeting of Shareholders to be held on May 26, 2021.

The Company has adopted an advance notice requirement in its bylaws for nominations of directors by shareholders. Among other things, the advance notice requirement fixes a deadline by which shareholders must submit to the Company a notice of director nominations prior to any annual or special meeting of shareholders at which directors are to be elected and sets forth the information that a shareholder must include in the notice for it to be valid.

As a part of the Company’s annual solicitation of proxies, shareholders vote for the election of each individual director separately. The Company has adopted a majority voting policy for the election of directors whereby, in an uncontested election, any nominee who receives a greater number of shares withheld from voting than shares voted in favor of his or her election is expected to tender his or her resignation to the Board, to take effect upon acceptance by the Board. The Board determines, within 90 days of each annual or special meeting, whether to accept any such offer to resign and such resignation will be accepted other than in extraordinary circumstances.

There have been no material changes to the procedures by which the Company’s security holders may recommend nominees to the Company’s Board of Directors since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2019.

The following table provides the names of and information for the current directors of the Company (the “Directors”), each of whom will hold office until the next annual or special meeting of shareholders or until their successors are elected or appointed, unless their office is vacated earlier in accordance with the bylaws of the Company or the provisions of the Business Corporations Act (Ontario). Unless otherwise indicated, the address of each Director in the table set forth below is: care of Energy Fuels Inc., 225 Union Blvd., Suite 600, Lakewood, Colorado, USA 80228.

Name and Municipality of Residence	Office Held	Director Since(1)	Principal Occupation, if different than Office Held	Age
J. Birks Bovaird(2) Toronto, Ontario, Canada	Chair and Director	2006	Consultant, providing advisory services to natural resource companies	73
Mark S. Chalmers(4) Arvada, Colorado, U.S.	President, Chief Executive Officer and Director	2018	Same	63
Benjamin Eshleman III(3)(5) Corpus Christi, Texas, U.S.	Director	2017	Self-employed businessman; President and Chief Executive Officer of Mesteña, LLC	65
Barbara A. Filas(3)(4) Grand Junction, Colorado, U.S.	Director	2018	Professor of Practice, Mining Engineering Department, Colorado School of Mines; Director, Austin Gold Corp.	65
Bruce D. Hansen(2)(5) Golden, Colorado, U.S.	Director	2007	Retired Former Mining Executive; Director, ASA Gold and Precious Metals Ltd	63
Dennis L. Higgs(4) Vancouver, British Columbia, Canada	Director	2015	Self-employed businessman; Chair and Director, Nevada Exploration Inc.	63
Robert W. Kirkwood(3)(5) Casper, Wyoming, U.S.	Director	2017	Co-owner and Managing Member, Kirkwood Oil & Gas, LLC	62
Alexander G. Morrison(2) Castle Pines, Colorado, U.S.	Director	2019	Director, Dakota Territory Resource Corporation; Director, Gold Resource Corporation; Director, Gold Standard Ventures	57

Notes:
(1) Directors are elected annually and hold office until a successor is elected at a subsequent annual meeting of the Company unless a director’s office is earlier vacated in accordance with the by-laws of the Company or the provisions of the Business Corporations Act (Ontario).
(2) Member of the Audit Committee.
(3) Member of the Governance and Nominating Committee.
(4) Member of the Environment, Health and Safety Committee.
(5) Member of the Compensation Committee.

Information about each Nominee, including present principal occupation, business or employment and the principal occupations, businesses or employments within the five preceding years, is set out below.

J. Birks Bovaird

For a majority of his career, Mr. Bovaird’s focus has been the provision and implementation of corporate financial consulting and strategic planning services. He was previously the Vice President of Corporate Finance for one of Canada’s major accounting firms. He is Chair of GTA Financecorp Inc., a reporting issuer in good standing, currently not listed, as well as a member of the audit and compensation committees. He is an independent director of Noble Mineral Exploration Inc. where he is a member of the audit committee and chair of the compensation committee. Additionally, he acts as Chair of the Board of Buccaneer Gold Corp. Mr. Bovaird has previously been involved with numerous public resource companies, both as a member of management and as a director. He is a graduate of the Canadian Director Education Program and holds an ICD.D designation.

Mark S. Chalmers

Mr. Chalmers is currently the President and Chief Executive Officer of the Company, a position he has held since February 1, 2018. From July 1, 2017 to January 31, 2018, Mr. Chalmers was President and Chief Operating Officer of the Company and, from July 1, 2016 to July 1, 2017 was Chief Operating Officer of the Company. From 2011 to 2015, Mr. Chalmers served as Executive General Manager of Production for Paladin Energy Ltd., a uranium producer with assets in Australia and Africa, including the Langer Heinrich and Kayelekera mines where, as head of operations, he oversaw sustained, significant increases in production while reducing operating costs. He also possesses extensive experience in in situ recovery (“ISR”) uranium production, including management of the Beverley Uranium Mine owned by General Atomics (Australia), and the Highland mine owned by Cameco Corporation (USA). Mr. Chalmers has also consulted to several of the largest players in the uranium supply sector, including BHP Billiton, Rio Tinto, and Marubeni, and until recently served as the Chair of the Australian Uranium Council, a position he held for 10 years. Mr. Chalmers is a registered professional engineer and holds a Bachelor of Science in Mining Engineering from the University of Arizona.

Benjamin Eshleman III

Mr. Eshleman is currently the President and Chief Executive Officer of Mesteña, LLC, a privately held energy company headquartered in Corpus Christi, Texas. As President and Chief Executive Officer, he is responsible for the oil, gas, and uranium leasing activities under 200,000 mineral acres located in South Texas. Mesteña built, operated, and mined several million pounds of uranium through its Alta Mesa plant in the mid-2000s. Mr. Eshleman also sits on the board of the Texas and Southwestern Cattle Raisers Association, a well-known business association advocating landowner rights. Mr. Eshleman is a 1979 graduate of Menlo College, with a Bachelor of Science in Business Administration.

Barbara A. Filas

Ms. Filas currently serves as the Nominations Chair and Chair of the Board of Governors for the National Mining Hall of Fame and Museum in Leadville, Colorado, as a director and audit committee member of Austin Gold Corp. (a private company), and is a part-time Professor of Practice at the Colorado School of Mines in Golden, Colorado. From 2003 to 2009, Ms. Filas served as the President and Chief Executive of Knight Piésold and Co., a leading global mining and environmental consulting firm, where she held various roles of increasing responsibility from 1989 to 2009. From 2011 to 2013, Ms. Filas served as the President of Geovic Mining Corp., a publicly-traded mining company with an advanced cobalt, nickel and manganese exploration project in Cameroon, among other exploration ventures. From 2015 to 2016, she was a director of Moroccan Minerals Ltd., a private company that explored for copper, gold, and silver prospects in Morocco and Serbia. Ms. Filas’ operational background includes hands-on experience with operating gold and coal mines and processing facilities; executive experience in consulting, public companies, and non-profits; and technical expertise in base and precious metals, coal, uranium and industrial metals in various engineering and environmental capacities. In addition, Ms. Filas was the first female President of the Society for Mining, Metallurgy and Exploration (“SME”), the world’s largest technical mining organization. She is internationally recognized as a thought-leader on a variety of topics including mining, waste management, environmental and social responsibility, leadership, and sustainability, and she has experience in both developed and developing countries on six continents. Ms. Filas is a graduate of the University of Arizona, and a Licensed Professional Mining Engineer in Colorado and Nevada.

Bruce D. Hansen

Mr. Hansen is the former Chief Executive Officer and a former director of General Moly Inc., having served in such capacities from 2007 to November 2020. Mr. Hansen additionally served as the Chief Financial Officer of General Moly Inc. from May 2017 to November 2020. Prior to that, Mr. Hansen was Senior Vice-President, Operations Services and Development with Newmont Mining Corporation. He worked with Newmont for ten years holding increasingly senior roles, including Chief Financial Officer from 1999 to 2005. Prior to joining Newmont, Mr. Hansen spent 12 years with Santa Fe Pacific Gold, where he held increasingly senior management roles including Senior Vice President of Corporate Development and Vice President Finance and Development. Mr. Hansen is also a director and serves as the chair of the Audit, Nominating and Ethics Committee of ASA Gold and Precious Metals Ltd. Mr. Hansen holds a Master of Business Administration from the University of New Mexico and a Bachelor of Science Degree in Mining Engineering from the Colorado School of Mines. Mr. Hansen’s vast financial expertise attained through his years of work in such management and executive positions, and most significantly through his roles as Chief Financial Officer of Newmont Mining Corporation and General Moly Inc., qualifies him as a financial expert on the Company’s Audit Committee.

Dennis L. Higgs

Mr. Higgs has been involved in the financial and venture capital markets in Canada, the United States, and Europe for over thirty years. He founded his first junior exploration company in 1983 and took it public through an initial public offering in 1984. Since then, Mr. Higgs has been involved in the founding, financing, initial public listing, and building of several companies. Mr. Higgs was directly involved with the founding and initial public offering of Arizona Star Resource Corp. and the listing and financing of BioSource International Inc., both of which were the subject of take-over bids. Most recently, Mr. Higgs was one of the founding directors and subsequently Executive Chair of Uranerz Energy Corporation before it was acquired by Energy Fuels. Mr. Higgs was Executive Chair of the Board of Directors of Uranerz from February 1, 2006 until June 18, 2015. Mr. Higgs holds a Bachelor of Commerce degree from the University of British Columbia.

Robert W. Kirkwood

Mr. Kirkwood is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC. Mr. Kirkwood has been with the Kirkwood Companies for over 35 years and has been involved in all aspects of oil and gas exploration and operations. From 2000 to date, the Kirkwood Companies have grown from less than 500 barrels of oil per day and 7 employees to over 3,000 barrels of oil per day and 60 employees with field offices in Ft. Washakie, Wyoming; Baggs, Wyoming; Moab, Utah; and Ely, Nevada. The Kirkwood Companies have identified, evaluated, negotiated and closed over $110,000,000 of production acquisitions in the Rocky Mountain States. Mr. Kirkwood is a 1982 graduate of the University of Wyoming, with a Bachelor of Science in Petroleum Engineering.

Alexander G. Morrison

Mr. Morrison is a mining executive and Certified Public Accountant with over 25 years of experience in the mining industry. Mr. Morrison currently serves as chairman and a member of the Audit (Chair), Compensation and Nominating and Governance Committees of Gold Resource Corporation; as a director and member of the Compensation (Chair) and Audit Committees of Gold Standard Ventures; and as a director of Dakota Territory Resource Corporation. In addition, he has held senior executive positions at a number of mining companies, most recently serving as Vice President and Chief Financial Officer of Franco-Nevada Corporation. Prior to that, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology; was Vice President and Chief Financial Officer of Novagold Resources Inc.; Vice President and Controller of Homestake Mining Company; and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. Mr. Morrison began his career with Pricewaterhouse Coopers LLP after obtaining his Bachelor of Arts in Business Administration from Trinity Western University. Mr. Morrison is a Certified Public Accountant in Illinois and a Certified Public Accountant (CA) in British Columbia. Mr. Morrison’s qualifications as a Certified Public Accountant, together with his vast financial expertise attained through his years of work in public accounting and through such management and executive positions, qualifies him as a financial expert on the Company’s Audit Committee.

Director Participation on Other Boards

A number of the Company’s Directors and proposed Nominees sit on boards of directors of other companies. The Company considers this to be a benefit to the Company, provided there are no significant conflicts of interest and the Director is able to devote the time and attention to his or her duties on the Board and any Board committees on which he or she sits (i.e., is not “overcommitted”). The Company believes sitting on boards of directors of other companies provides the Director with a broader spectrum of experiences relating to industry-specific and corporate governance matters. None of the Company’s Directors sit on more than five public company boards or, alternatively, are CEOs of public companies who also sit on the boards of more than two public companies besides their own.

Cease Trade Orders, Bankruptcies and Legal Proceedings

We do not currently know of any legal proceedings against us involving our Directors, executive officers or shareholders of more than 5% of our voting shares. Except as set out below, to the knowledge of the Company, no Nominee is, or has been in the last 10 years, (a) a director, chief executive officer or chief financial officer of a company that (i) while that person was acting in that capacity, was the subject of a cease trade order or similar order (including a management cease trade order) or an order that denied the relevant company access to any exemptions under securities legislation, for a period of more than 30 consecutive days, or (ii) after that person ceased to act in that capacity, was the subject of a cease trade or similar order or an order that denied the issuer access to any exemption under securities legislation, for a period of more than 30 consecutive days, which resulted from an event that occurred while that person acted in such capacity, or (b) a director or executive officer of a company that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or (c) became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or became subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold his or her assets.

On November 18, 2020, General Moly Inc. filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado to pursue a financial and operational reorganization, in addition to other customary motions in conjunction therewith. At the time, Mr. Hansen was serving as its Chief Executive Officer, Chief Financial Officer and as a director. In connection with the filing, General Moly Inc. executed a Restructuring Support Agreement with its creditors representing more than two-thirds of its outstanding debt and other parties in interest, and additionally received commitments for $1.4 million in debtor-in-possession financing to enable the continuation of operations during the reorganization process. General Moly Inc. received a letter from the TSX on November 17, 2020 indicating that the trading of its common stock had been suspended, pending review, and the company was delisted as of market close on December 29, 2020. Effective upon the Chapter 11 filing, Mr. Hansen resigned as Chief Executive Officer, Chief Financial Officer and as a director of General Moly Inc.

No Director or officer of the Company is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. Unless noted above, during the past ten years, no Director or executive officer of the Company has:

(a) filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b) been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c) been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

(d) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e) been found by a court of competent jurisdiction in a civil action or by the SEC, or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f) been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family and Certain Other Relationships

There are no family relationships among the members of the Board or the members of senior management of the Company. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any member of the Board or member of senior management was selected.

Executive Officers

As of March 18, 2021, the executive officers of the Company, their ages and their business experience and principal occupation during the past five years were as follows:

Name and Municipality of Residence	Office Held	Officer Since	Age
Scott A. Bakken Colorado, USA	Vice President, Regulatory Affairs	2020	50
Mark S. Chalmers Colorado, USA	President and Chief Executive Officer	2016	63
David C. Frydenlund Colorado, USA	Chief Financial Officer, General Counsel and Corporate Secretary	2012	63
Curtis H. Moore Colorado, USA	Vice President, Marketing and Corporate Development	2015	51
Dee Ann Nazarenus Colorado, USA	Vice President, Human Resources and Administration	2020	63

Scott A. Bakken

Mr. Bakken is currently the Vice President, Regulatory Affairs of the Company. He has been with the Company since 2014, where he has held senior positions over permitting and regulatory matters relating to both the Company’s conventional mine and mill operations and its ISR operations, serving most recently as Senior Director, Regulatory Affairs. Prior to joining the Company, Mr. Bakken held several positions, starting in 1997, with Cameco Corporation’s U.S. subsidiaries, Power Resources, Inc. and Cameco Resources, and with MDU Resources Group, Inc.’s mining and construction materials subsidiary, Knife River Corporation, through which he gained extensive experience in permitting and regulatory activities at mining and ISR uranium recovery facilities. Mr. Bakken is responsible for permitting and regulatory matters relating to all of the Company’s operations, both conventional and ISR, and has the overall responsibility for worker health and safety policy matters at the Company.

Mark S. Chalmers

Mr. Chalmers is currently the President and Chief Executive Officer of the Company, a position he has held since February 1, 2018. From July 1, 2016 to January 31, 2018, Mr. Chalmers was President and Chief Operating Officer of the Company, and from July 1, 2016 to July 1, 2017 was Chief Operating Officer of the Company. From 2011 to 2015, Mr. Chalmers served as Executive General Manager of Production for Paladin Energy Ltd., a uranium producer with assets in Australia and Africa, including the Langer Heinrich and Kayelekera mines where, as head of operations, he oversaw sustained, significant increases in production while reducing operating costs. He also possesses extensive experience in ISR uranium production, including management of the Beverley Uranium Mine owned by General Atomics (Australia), and the Highland mine owned by Cameco Corporation (USA). Mr. Chalmers has also consulted to several of the largest players in the uranium supply sector, including BHP Billiton, Rio Tinto, and Marubeni, and until recently served as the Chair of the Australian Uranium Council, a position he held for 10 years. Mr. Chalmers is a registered professional engineer and holds a Bachelor of Science in Mining Engineering from the University of Arizona.

David C. Frydenlund

Mr. Frydenlund is the Company’s Chief Financial Officer, General Counsel and Corporate Secretary, a position he has held since March 2, 2018, and prior thereto was Senior Vice President, General Counsel and Corporate Secretary of the Company since June 2012. In addition to his responsibilities as Chief Financial Officer, Mr. Frydenlund’s responsibilities include all legal matters relating to the Company’s activities. His expertise extends to United States Nuclear Regulatory Commission, United States Environmental Protection Agency, State and Federal regulatory and environmental laws and regulations. From 1997 to July 2012, Mr. Frydenlund was Vice President Regulatory Affairs, Counsel, General Counsel and Corporate Secretary of Denison Mines Corp., and its predecessor International Uranium Corporation (IUC), and was also a director of IUC from 1997 to 2006 and Chief Financial Officer of IUC from 2000 to 2005. From 1996 to 1997, Mr. Frydenlund was a Vice President of the Lundin Group of international public mining and oil and gas companies, and prior thereto was a partner with the Vancouver law firm of Ladner Downs (now Borden Ladner Gervais LLP) where his practice focused on corporate, securities and international mining transactions law. Mr. Frydenlund holds a bachelor’s degree in business and economics from Simon Fraser University, a master’s degree in economics and finance from the University of Chicago and a law degree from the University of Toronto.

Curtis H. Moore

Mr. Moore is the Vice President of Marketing and Corporate Development for Energy Fuels Inc. He is in charge of product marketing for the Company, and is closely involved in mergers & acquisitions, investor relations, public relations, and corporate legal. He has been with the Company for over seven years, holding various roles of increasing responsibility. Prior to joining the Company, Mr. Moore worked in multi-family real estate development, government relations and public affairs, production homebuilding, and private law practice. Mr. Moore is a licensed attorney in the State of Colorado. He holds Juris Doctor and Master of Business Administration degrees from the University of Colorado at Boulder, and a Bachelor of Arts dual degree in Economics-Government from Claremont McKenna College in Claremont, California.

Dee Ann Nazarenus

Ms. Nazarenus is the Vice President, Human Resources and Administration of the Company. She has been with the Company for 14 years, having previously served as its Director, Human Resources and Administration. Prior to joining the Company, Ms. Nazarenus held human resource and administration management positions with a number of different organizations, starting in 1995. She is an integral part of the Company in overseeing all aspects of human resources and administration. Ms. Nazarenus is responsible for planning, developing, organizing, implementing, directing, and evaluating all human resource functions of the Company, in addition to being responsible for directing and managing all administrative functions of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and such 10% shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file, except to the extent the Company files any such Forms directly on their behalf.

To the Company’s knowledge, all transactions required to be reported pursuant to Section 16(a) for the year ended December 31, 2020 were timely reported by the Company’s directors, officers and persons who own more than 10% of a registered class of the Company's equity securities.

Ethical Business Conduct

The Board has adopted a written Code of Business Conduct and Ethics (the “Code”) for directors, officers, and employees of the Company which is contained in the Company’s Corporate Governance Manual. The Corporate Governance Manual is provided to each new director, and a copy of the Code is provided to each new employee. The Code is also published on the Company’s website at www.energyfuels.com. In addition, all the directors and officers of the Company are required to affirm their compliance with the Code in writing annually.

The Code sets out in detail the core values and the principles by which the Company is governed, and addresses topics such as: conflicts of interest, including transactions and agreements in respect of which a director or executive officer has a material interest; protection and proper use of corporate assets and opportunities; confidentiality of corporate information; fair dealing with the Company’s security holders, customers, suppliers, competitors and employees; compliance with laws, rules and regulations; and reporting of any illegal or unethical behavior. Under the Code and applicable law, any director or officer who has a material interest in a transaction or agreement is required to disclose his or her interest and refrain from voting or participating in any decision relating to the transaction or agreement.

The Company’s management team is committed to fostering and maintaining a culture of high ethical standards and compliance that ensures a work environment that encourages employees to raise concerns to the attention of management and that promptly addresses any employee compliance concerns. Under the Code, all directors, officers, and employees must take all reasonable steps to prevent contraventions of the Code, to identify and raise issues before they lead to problems, and to seek additional guidance when necessary. If breaches of the Code occur, they must be reported promptly. The Company maintains appropriate records evidencing compliance with the Code. It is ultimately the Board’s responsibility for monitoring compliance with the Code. The Board will review the Code periodically and review management’s monitoring of compliance with the Code, and if necessary, consult with members of the Company’s senior management team and Audit Committee, as appropriate, to resolve any reported violations of the Code. Any waivers from the Code that are granted for the benefit of the Company’s directors or executive officers shall be granted by the Board. Violations of the Code by a director, officer or employee are grounds for disciplinary action, up to and including immediate termination and possible legal prosecution.

Where a material departure from the Code by a director or executive officer constitutes a material change, the Company will file a material change report disclosing the date of the departure, the parties involved in the departure, the reason why the Board has or has not sanctioned the departure, and any measures the Board has taken to address or remedy the departure. No “material change” reports have been filed and no waivers of the Code have been made since the beginning of the year ended December 31, 2020 that pertain to any conduct of a director or executive officer that constitutes a departure from the Code.

The Company also expects all vendors, agents, consultants and contractors to comply with the Code and has adopted a Vendor Code of Conduct, with similar provisions, applicable to all suppliers, merchants and vendors of the Company and their respective employees, agents, subcontractors and affiliates.

Registrant Disclosure

The Company is a listed issuer, as defined in section 240.10A-3 of the Exchange Act. In addition, the Company is neither i) a subsidiary of another listed issuer that is relying on the exemption in section 240.10A-3(c)(4) through (c)(7) of CFR Title 17, Chapter II, nor ii) relying on any of the exemptions in section 240.10A-3(c)(4) through (c)(7) of CFR Title 17, Chapter II.

Audit Committee Disclosure

The Company has a separately designated standing audit committee (the “Audit Committee”) that complies with Rule 10A-3 of the Exchange Act and the requirements of the NYSE Guide. The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. The directors of the Company have determined that each member of the Audit Committee is considered to be “independent” and “financially literate” within the meaning of National Instrument 52-110 – Audit Committees (“NI 52-110”). The Board has further determined that at least one member of the Audit Committee qualifies as a financial expert (as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act), and that each member of the Audit Committee is financially sophisticated, as determined in accordance with Section 803B(2)(iii) of the NYSE Guide, and is independent (as determined under Exchange Act Rule 10A-3 and section 803A and 803B of the NYSE Guide). The current members of the Company’s Audit Committee are: J. Birks Bovaird, Bruce D. Hansen and Alexander G. Morrison, all of whom are independent. Bruce D. Hansen is the Chair of the Audit Committee. Mr. Hansen is a financial expert, having served as CEO and a Director of General Moly Inc. from 2007 to November 2020, and additionally as its CFO from May 2017 to November 2020. In addition, Mr. Hansen was CFO of Newmont Mining Corporation from 1999 to 2005. Furthermore, Mr. Morrison’s qualifications as a Certified Public Accountant, together with his vast financial expertise attained through his years of work in public accounting and through numerous management and executive positions, including Vice President and Chief Financial Officer of Franco-Nevada Corporation, Vice President and Chief Financial Officer of Novagold Resources Inc., and Vice President and Controller of Homestake Mining Company, also qualifies him as a financial expert on the Company’s Audit Committee.

The Board has adopted a Charter for the Audit Committee which sets out the Committee’s mandate, organization, powers and responsibilities. A copy of the Audit Committee charter can be found on the Company's website at www.energyfuels.com. The Audit Committee Charter complies with Rule 10A-3 and the requirements of the NYSE American, as well as applicable requirements of the Ontario Securities Commission (the “OSC”), the TSX, the SEC and the NYSE American. During the fiscal year ended December 31, 2020, the Audit Committee met five times.

The Audit Committee is a committee established and appointed by and among the Board to assist the Board in fulfilling its oversight responsibilities with respect to the Company. In so doing, the Audit Committee provides an avenue of communication among the external auditor, management, and the Board. The Committee’s purpose is to ensure the integrity of financial reporting and the audit process, and that sound risk management and internal control systems are developed and maintained. In pursuing these objectives, the Audit Committee oversees relations with the external auditor, reviews the effectiveness of the internal audit function, and oversees the accounting and financial reporting processes of the Company and audits of financial statements of the Company.

No member of the Committee may earn fees from the Company or any of its subsidiaries, including any consulting, advisory or other compensatory fees, other than Directors’ fees or committee member fees (which fees may include cash, options or other in-kind consideration ordinarily available to directors).

ITEM 11. EXECUTIVE COMPENSATION
Compensation Governance

The Company’s Compensation Committee is made up of three directors, being Benjamin Eshleman III, Bruce D. Hansen, and Robert W. Kirkwood (Chair), each of whom is independent pursuant to Section 805(c) of the NYSE Guide and pursuant to applicable Canadian securities laws. Each of Messrs. Eshleman, Hansen, and Kirkwood has direct educational and work experience that is relevant to his responsibilities in executive compensation. The Compensation Committee has been delegated the task of reviewing and recommending to the Board, the Company’s compensation policies, and reviewing such policies on a periodic basis to ensure they remain current, competitive and consistent with the Company’s overall goals.
The Compensation Committee also has the authority and responsibility to review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”), evaluating the CEO’s performance in light of those corporate goals and objectives, and making recommendations to the Board with respect to the CEO’s compensation level (including salary, incentive compensation plans and equity-based plans) based on this evaluation, as well as making recommendations to the Board with respect to any employment, severance or change of control agreements for the CEO. The ultimate decision relating to the CEO’s compensation rests with the Board, taking into consideration the Compensation Committee’s recommendations, corporate and individual performance, and industry standards.

The Compensation Committee has also been delegated the task of reviewing and approving for executive officers, other than the CEO, all compensation (including salary, incentive compensation plans and equity-based plans) and any employment, severance or change of control agreements, although the ultimate decision relating to any stock option or other equity grants rests with the Board. The experience of Board and committee members who are also involved as management of, or board members or advisors to, other companies also factor into decisions concerning compensation.

Base salaries for a year are typically determined in January of that year. Cash bonuses and equity awards for a year are typically based on performance over the entire year and are paid or awarded in January of the following year.

In January 2020, for purposes of determining base salaries for 2020, and cash bonus and equity awards for 2019, the Company continued its engagement of the Harlon Group, a compensation consulting company to conduct a compensation study for employees, the executive officers, and the Board, and to provide data on equity incentive practices in the industry for the executive team and the Board. The compensation survey data utilized in the Harlon Group’s review was from a benchmark analysis of the following public companies, collectively considered to be a peer group for the Company, utilizing 2018 data from their respective 2019 proxy statements (the information below relating to each of the peer companies is taken from such proxy statements or other publicly available information regarding such companies):

•Penn Virginia Corp. – (NASDAQ:PVAC) – an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids (NGLs) and natural gas in various domestic onshore regions of the United States;

•NexGen Energy Ltd. – (NYSE:NXE; TSX:NXE) – a uranium exploration and development company with a portfolio of projects across the Athabasca Basin where it holds over 259,000 hectares of land;

•Silvercorp Metals Inc. – (NYSE American: SVM; TSX:SVM) – engaged in the exploration, development, and mining of silver from properties in China, including four silver-lead-zinc mines in the Ying Mining District in Henan Province, China, the BYP gold-lead-zinc mine in Hunan Province, China, and the GC silver-lead-zinc mine in Guangdong Province;

•Montage Resources Corp. – (NYSE:MR) – previously Eclipse Resources Corp., which merged with Blue Ridge Mountain Resources on February 28, 2019 (after the Corporation’s January 2019 compensation decisions were made) to form Montage Resources, an oil and gas production company with approximately 227,000 net effective undeveloped acres currently focused on the Utica and Marcellus Shales of southeast Ohio, West Virginia and North Central Pennsylvania;

•Denison Mines Corp. – (TSX:DML; NYSE American: DNN) – engaged in the exploration and development of uranium deposits, with interests focused in the Athabasca Basin region of northern Saskatchewan, Canada;

•Evolution Petroleum Corp. – (NYSE:EPM) – engaged in the development and production of oil and gas reserves within known oil and gas resources by utilizing conventional technology onshore in the United States;

•Silverbow Resources, Inc. – (NYSE:SBOW) – an independent oil and natural gas exploration and production company focused on sustainable, efficient growth in reserves and production while contributing to the country’s energy security;

•Abraxas Petroleum Corp. – (NASDAQ CM:AXAS) – an independent natural gas and crude oil exploitation and product company in San Antonio, Texas with operations located in the Rocky Mountain, Mid-Continent, Permian Basin and Gulf Coast regions of the United States;

•NACCO Industries, Inc. – (NYSE:NC) – a public holding company for the North American Coal Corporation, which operates surface mines that supply coal primarily to power generation companies under long-term contracts while providing other value-added services to natural resource companies;

•Gold Resource Corp. – (NYSE American: GORO) – engaged in the exploration and production of gold and silver in Mexico and the U.S., including its flagship El Aquila project in the State of Oaxaca and exploration projects in Nevada;

•Uranium Energy Corp. (NYSE:UEC) – engaged in the exploration, extraction, and processing of in-situ uranium projects and titanium projects in the U.S. and Paraguay, including the Hobson processing plant and Palangana, Goliad, and Burke Hollow uranium projects in Texas, USA, the Reno Creek uranium project in Wyoming, USA, the Oviedo and Yuty uranium projects in Paraguay, and the Alto Parana titanium project in Paraguay;

•Adams Resources & Energy, Inc. – (NYSE:AE) – engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States, with tank truck transportation of liquid chemicals and dry bulk into Canada and Mexico;

•Hallador Energy Co. – (NASDAQ:HNRG) – an exploration company in energy sourcing since 1951, it is now primarily engaged in coal development and transportation delivery, having the capacity to produce 10 million tons of coal annually for its customers in the mid-west and southeastern United States; and

•UR-Energy Inc. – (NYSE American: URG; TSX:URE) – engaged in the acquisition, evaluation, exploration, development, and operation of in-situ uranium projects, including the Lost Creek project and Shirley Basin property in Wyoming, USA.

This peer group (the “January 2020 Peer Group”) was chosen to be representative of the pool from which the Company could expect to draw its management talent at the beginning of 2020, based on factors including industry representation, market capitalization, and similar levels of operational activity. Identifying peer companies with similar levels of operational activity, even in commodities other than uranium, was considered to be especially important in light of the fact that the Company has three production centers, including the only operating conventional uranium mill in the United States. Potential peer companies were additionally rated based on their similarity to the Company in the category of primary exchange of public listing of securities (Canada, Australia, USA).

In choosing the January 2020 Peer Group, the Harlon Group presented the Compensation Committee with a comparison of the performance of a broad pool of potential peers in relation to the Company over the past five-year period according to revenue, capital expenditures, net income, earnings per share, and cash flow. The Compensation Committee members additionally reviewed the list of potential peers using their own expertise and criteria developed through their experiences in tracking mining industry trends and companies in other metals and uranium mining. This resulted in the adoption of the above-listed January 2020 Peer Group. The companies in the January 2020 Peer Group had market capitalizations of between 40% and 400% of the Company’s own market capitalization, with the Company’s market capitalization ranking near the middle of that group (eighth out of fifteen companies), and together were deemed to be the most representative group of the Company’s peers in the mining industry for use by the Compensation Committee in making its determinations and recommendations to the Board for executive compensation in January 2020.

The January 2020 Peer Group was used for compensation decisions made in January 2020, which included setting the base salaries for all NEOs for 2020.
Cash bonuses earned in 2020 and equity awards for 2020 were determined based on management’s performance over 2020, as determined by the Compensation Committee in January 2021. The Compensation Committee retained the Harlon Group to help it reevaluate the Company’s peer group to be used in making the Company’s January 2021 compensation decisions, taking into account any changes in the Company’s market capitalization and other factors since January 2020, using the following primary criteria for selection:

1.Peer companies will be chosen from the Company’s 8-digit Global Industrial Classification Standard (GICS): 10102050 Coal and Consumable Fuels or from peer group companies with the following GICs: 10102020 Oil & Gas Exploration and Production; 15104020 Diversified Metals and Mining; 15104030 Gold, Precious Metals; and 15104040 Silver Producers;
2.Market capitalization will be used as the primary classifier, with the peer group having a median market capitalization as close to the Company’s market capitalization as practical;
3.A preference will be given to U.S. domestic issuers, but foreign issuers may be included to the extent required to ensure an adequate mix of uranium companies and producing companies; and
4.The number of companies included in the Peer Group should range from 14 to 24.

In addition to the foregoing primary selection criteria, the following additional screening criteria were applied:

•Focus on maintaining consistency in the Company’s peer group over time, to the extent appropriate, making adjustments only when necessary to maintain balance in the other criteria or account for unusual circumstances or recent changes to the Company’s own market capitalization;
•Eliminate or otherwise adjust for companies that have a disproportionately high enterprise value;
•Eliminate companies that may be in unusual circumstances, such as filing for bankruptcy or privatizing;
•Eliminate companies that have compensation awards based on extraordinary circumstances, such as a recent merger, etc.; and
•Favor hard-rock mining companies over oil and gas and coal companies, to the extent possible.

The Company’s market capitalization increased from about $200 million in January 2020 to over $500 million in January 2021. For purposes of compiling an appropriate peer group for 2021, consistent with ISS policy, the Company calculated its market capitalization by multiplying the current January 2021 number of shares outstanding by the average trading price of the Company’s common shares over the 200-day period ending December 1, 2020, which resulted in a market capitalization of $269 million for the Company.

Based on these primary and additional screening criteria, and taking into account the Company’s increased market capitalization, for purposes of making the January 2021 compensation decisions, the January 2020 Peer Group was partially retained, with the removal of: NexGen Energy Ltd., Silvercorp Metals Inc., Montage Resources Corp., Silverbow Resources, Inc., Abraxas Petroleum Corp., and Hallador Energy Co.; and the addition of: Largo Resources Inc., Paladin Energy Ltd., Alexco Resources Corp., Great Panther Mining Ltd., Centrus Energy Corp., Laredo Petroleum Inc., Fission Uranium Corp., and Vista Gold Corporation, thus resulting in the following 16 companies (the “January 2021 Peer Group”):

•Largo Resources Ltd. – (TSX:LGO; OTCQX:LGORF) – engaged in the production and supply of vanadium, sourced from one of the world’s highest-grade vanadium deposits at the Maracás Menchen Mine in Brazil, with a focus on the advancement of renewable energy storage solutions and vanadium redox flow battery systems;

•Paladin Energy Ltd. – (ASX:PDN) – a uranium mining and exploration company with a 75% stake in the globally significant Langer Heinrich mine in Namibia;

•Denison Mines Corp. – (TSX:DML; NYSE American: DNN) – engaged in the exploration and development of uranium deposits, with interests focused in the Athabasca Basin region of northern Saskatchewan, Canada;

•Uranium Energy Corp. (NYSE:UEC) – engaged in the exploration, extraction, and processing of in-situ uranium projects and titanium projects in the U.S. and Paraguay, including the Hobson processing plant and Palangana, Goliad, and Burke Hollow uranium projects in Texas, USA, the Reno Creek uranium project in Wyoming, USA, the Oviedo and Yuty uranium projects in Paraguay, and the Alto Parana titanium project in Paraguay;

•Alexco Resources Corp. – (NYSE American: AXU) – a primary silver company and explorer, developer and mine operator, with a majority ownership in the Keno Hill Silver District located in the Yukon Territory, Canada;

•Great Panther Mining Limited – (NYSE American: GPL; TSX:GPR) – a gold and silver producer with a focus in the Americas and a diversified portfolio of assets in Brazil, Mexico, and Peru that includes three operating gold and silver mines, four exploration projects, and an advanced development project;

•Centrus Energy Corp. – (NYSE American: LEU) – a supplier of nuclear fuel and services for the nuclear power industry through its supply sources of enriched uranium, with expertise in uranium handling, nuclear fuel design, and criticality;

•Laredo Petroleum, Inc. – (NYSE:LPI) – an independent energy company focused on the acquisition, exploration and development of oil and natural gas properties and the gathering of oil and liquids-rich natural gas from its properties, located primarily in the Permian Basin of West Texas;

•Gold Resource Corp. – (NYSE American: GORO) – engaged in the exploration and production of gold and silver in Mexico and the U.S., including its flagship El Aquila project in the State of Oaxaca and exploration projects in Nevada;

•NACCO Industries, Inc. – (NYSE:NC) – a public holding company for the North American Coal Corporation, which operates surface mines that supply coal primarily to power generation companies under long-term contracts while providing other value-added services to natural resource companies;

•Fission Uranium Corp. – (TSX:FCU; OTCQX:FCUUF) – engaged in the development of the high-grade, near-surface Triple R uranium deposit in the Athabasca Basin uranium district of northern Saskatchewan, Canada;

•UR-Energy Inc. – (NYSE American: URG; TSX:URE) – engaged in the acquisition, evaluation, exploration, development, and operation of in-situ uranium projects, including the Lost Creek project and Shirley Basin property in Wyoming, USA;

•Penn Virginia Corp. – (NASDAQ:PVAC) – an independent oil and gas company engaged in the exploration, development and production of oil, natural gas liquids (NGLs) and natural gas in various domestic onshore regions of the United States;

•Vista Gold Corp. – (NYSE American: VGZ; TSX:VGZ) – a gold project developer whose flagship asset is the Mt. Todd gold project located in the Northern Territory, Australia;

•Adams Resources & Energy, Inc. – (NYSE:AE) – engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 45 states of the United Sates, with tank truck transportation of liquid chemicals and dry bulk into Canada and Mexico; and

•Evolution Petroleum Corp. – (NYSE:EPM) – engaged in the development and production of oil and gas reserves within known oil and gas resources by utilizing conventional technology onshore in the United States.

The January 2021 Peer Group represents an average market capitalization of $272 million, with the companies therein having market capitalizations falling within a range of 34% to 240% of the Company’s own market capitalization, with the Company’s market capitalization ranking 12th out of seventeen companies.

Compensation decisions in January 2021, based on the January 2021 Peer Group, included: the determination of cash bonus awards earned in 2020 under the Company’s Short Term Incentive Plan (“STIP”) for performance in 2020; the determination of restricted stock unit (“RSU”) grants for 2020 under the Company’s Long Term Incentive Plan (“LTIP”) for performance in 2020; as well as the determination of base salaries for 2021 (which will be reported in next year’s proxy circular).

The following table sets forth the fees paid to consultants and advisors related to determining compensation for executive officers and directors for each of the two most recently completed fiscal years This resulted in the adoption of the above-listed January 2020 Peer Group and January 2021 Peer Group for use in the Company’s January 2020 and 2021 compensation decisions.

Year	Executive Compensation-Related Fees(1)	All Other Fees(2)
Fiscal Year Ended December 31, 2020	US$9,973	Nil
Fiscal Year Ended December 31, 2019	US$12,225	Nil

Notes:
(1) The aggregate fees billed by each consultant or advisor, or any of its affiliates, for services related to determining compensation for any of the Company’s directors or executive officers.
(2) The aggregate fees billed for all other services provided by each consultant or advisor, or any of its affiliates, that are not reported as “Executive Compensation Related Fees.”

The Harlon Group was engaged on behalf of and took instructions from the Compensation Committee, not management, in connection with the foregoing services. There were no conflicts of interest between the Compensation Committee and the

Harlon Group identified during the fiscal year ended December 31, 2020, nor during any time in 2019 or to date in 2021, where discussions related to compensation decisions were held.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2020 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no Compensation Committee “interlocks” during the fiscal year ended December 31, 2020, nor during any time in 2019 or to date in 2021, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company’s Compensation Committee.

Compensation Discussion and Analysis

Objectives of the Compensation Program

The objectives of the Company’s compensation programs are to attract and retain the best possible executives having the expertise required for the uranium mining industry, and to motivate the executives to achieve goals consistent with the Company’s business strategy, including with particularity the guiding principle of increasing shareholder value. The compensation program is designed to reward executives for achieving these goals, while providing continued incentives to develop rigorous new goals annually, to the extent market conditions allow in a volatile market driven primarily by commodity prices.

Elements of Compensation

The Company’s compensation practices are intended to be competitive with those of its peers, and thus are designed to account for individual successes and failures within corporate management, so as to create accountability within the Company’s executive team and provide an external metric against which its senior executives can gauge the quality and appropriateness of their decisions. During fiscal 2020, the three key elements used to compensate the executive officers of the Company were: (i) base salary; (ii) cash bonuses; and (iii) long-term incentives in the form of equity awards.

The Company had seven NEOs over the course of the fiscal year ended December 31, 2020:

Name	Title (Current)
Scott A. Bakken(1) (1)	Vice President, Regulatory Affairs
Mark S. Chalmers	President and Chief Executive Officer (“CEO”)
David C. Frydenlund	Chief Financial Officer (“CFO”), General Counsel and Corporate Secretary
W. Paul Goranson(2) (1)	[Former] Chief Operating Officer (“COO”)
Curtis H. Moore	Vice President, Marketing and Corporate Development
Dee Ann Nazarenus(3) (1)	Vice President, Human Resources and Administration
Matthew J. Tarnowski(4) (1)	[Former] Chief Accounting Officer and Controller

Notes:
(1) Mr. Bakken was appointed Vice President, Regulatory Affairs effective September 1, 2020.
(2) Mr. Goranson ceased to be Chief Operating Officer effective August 31, 2020.
(3) Ms. Nazarenus was appointed Vice President, Human Resources and Administration effective September 1, 2020.
(4) Mr. Tarnowski ceased to be Chief Accounting Officer and Controller effective October 31, 2020.

Among the NEOs, the "Senior Executive Officers" during the fiscal year ended December 31, 2020 were the President and CEO; the CFO, General Counsel and Corporate Secretary; and the former COO.

Determination of Compensation

Base Salaries

Base salary is a fixed component of pay that compensates executives for fulfilling their roles and responsibilities and aids in attracting and retaining qualified executives.

Base compensation for the CEO is generally fixed by the Board on an annual basis at its regularly scheduled meeting in January for application in that year, based on recommendations from the Compensation Committee. In making its recommendations to the Board, the Compensation Committee evaluates those levels of compensation reported by the Company’s current peer group approved by the Compensation Committee. Generally, base salary for the CEO is set relative to the base salaries paid to other CEOs in the current peer group; however, the Board, in its discretion, may also take into account any additional recommendations of the Compensation Committee, as well as the Board’s own assessment of the performance of the Company overall, the Company’s specific projects and the CEO’s individual contribution to both in addition to any other factors or considerations deemed relevant.

Base compensation for the NEOs, other than the CEO, is generally fixed by the Compensation Committee on an annual basis at its regularly scheduled meeting in January for application in that year. As with the base salary for the CEO, base salaries for the NEOs, other than the CEO, are set relative to the levels of compensation reported by the Company’s current peer group approved by the Compensation Committee. The Compensation Committee may also take into account its assessment of the performance of the Company overall, the Company’s specific projects and the particular individual’s contributions to that performance.

In January 2020, base salaries for 2020 were set by the Board, taking into account base salaries for comparable positions in the January 2020 Peer Group, and reflected a 0.00% increase for Mark S. Chalmers and a 0.00% increase for both Mr. David C. Frydenlund and Mr. W. Paul Goranson, which was deemed appropriate in light of the Company’s share price performance during 2019. The following table shows the base salaries of the Senior Executive Officers as of December 31, 2019 and December 31, 2020:

Senior Executive Officer	2020 Salary as of December 31, 2020 (US$)	2019 Salary as of December 31, 2019 (US$)	Percentage Change
Mark S. Chalmers President and CEO	$400,000	$400,000	0.00%
David C. Frydenlund CFO, General Counsel and Corporate Secretary	$287,116	$287,116	0.00%
W. Paul Goranson COO	Nil(1)	$287,116	0.00%

Notes:
(1) Mr. Goranson ceased to be Chief Operating Officer effective August 31, 2020.

Cash Bonuses

Along with the establishment of competitive base salaries and long-term incentives, one of the objectives of the executive compensation strategy is to encourage and recognize strong levels of performance by linking the overall performance and contributions of each NEO to the corporate objective of maximizing value for the Company’s shareholders.
The cash bonus for the CEO for each fiscal year is approved by the Board, based on the overall financial performance of the Company, levels of bonuses provided by benchmark companies, any target bonus percentages of base salary set out in the CEO’s employment agreement, and particularly the achievement of objective measures and individual performance of the CEO relative to pre-established performance goals for the year in question. Generally, the target cash bonus level is set at a competitive level relative to the cash bonuses paid within the current peer group as a percent of base salary, and the CEO’s actual bonus is based on how well the CEO and the Company met the annual performance goals set by the Board in the Company’s STIP as described under “Performance Goals,” below. Ultimately, the cash bonus for the CEO is determined in the sole discretion of the Board, based on recommendations from the Compensation Committee.

The cash bonuses for the NEOs, other than the CEO, for each fiscal year are approved by the Compensation Committee, based on the overall financial performance of the Company, levels of bonuses provided by benchmark companies, any target bonus percentages of base salary set out in the individual NEO employment agreements, and particularly the achievement of objective measures and individual performance of the NEO, and based on recommendations and general input from the CEO. Generally, the target cash bonus levels for the NEOs, other than the CEO, are set at competitive levels relative to cash bonuses paid within the current peer group as a percent of base salary, and each Senior Executive Officer’s actual bonus is based on how well the Senior Executive Officer and the Company met the annual performance goals set by the Board in the Company’s STIP as described under “Performance Goals,” below.

Generally, the cash bonuses earned in a fiscal year are determined by the Board at its first meeting in January of the following year. The cash bonuses in respect of each fiscal year of the Company may be paid in one or more installments, as determined by the Board, or the Compensation Committee, as the case may be.

In addition, the Board may, from time to time, grant additional cash bonuses to one or more of the NEOs, in special circumstances, such as the successful completion of a major transaction.

Long-Term Incentives – Equity Compensation

Under the 2018 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Equity Incentive Plan”), which was originally approved by the Board on January 28, 2015 and ratified by the shareholders of the Company at the June 2015 Annual General and Special Meeting of shareholders, then amended and restated on March 29, 2018 and ratified by the shareholders of the Company at the May 30, 2018 Annual and General Special Meeting of shareholders, the Board may, in its discretion, grant from time to time Options, Stock Appreciation Rights (“SARs”), Restricted Stock and RSUs, Deferred Share Units, Performance Shares, Performance Units, and Full-Value Stock-Based Awards to employees, directors, officers and consultants of the Company and its affiliates.

The equity award for the CEO for each fiscal year is approved by the Board, based on the overall financial performance of the Company, levels of equity awards provided by benchmark companies, any target equity award percentages of base salary set out in the CEO’s employment agreement, and particularly the achievement of objective measures and individual performance of the CEO relative to pre-established long-term performance goals for the year in question. Generally, the target equity award amount is set at a competitive level relative to the equity awards granted within the current peer group as a percent of base salary, and the CEO’s actual equity award is based on how well the CEO and the Company met the annual long-term performance goals set by the Board in the Company’s LTIP as described under “Performance Goals,” below. Ultimately, the equity award for the CEO is determined in the sole discretion of the Board, based on recommendations from the Compensation Committee.

The equity awards for the NEOs, other than the CEO, for each fiscal year are approved by the Compensation Committee, based on the overall financial performance of the Company, levels of equity awards provided by benchmark companies, any target equity award percentages of base salary set out in the individual NEO employment agreements, and particularly the achievement of objective measures and individual performance of the NEO, and based on recommendations and general input from the CEO. Generally, the target equity award amounts for the NEOs, other than the CEO, are set at competitive levels relative to equity awards granted within the current peer group as a percent of base salary, and each Senior Executive Officer’s actual equity award is based on how well the Senior Executive Officer and the Company met the annual long-term performance goals set by the Board in the Company’s LTIP as described under “Performance Goals,” below.

Equity incentives granted to NEOs may be made subject to specific vesting requirements, which may include vesting over a particular period of time or in response to the achievement of other performance-based metrics. Generally, equity awards for a fiscal year are determined by the Board at its first meeting in January the following year. In addition, the Board may, from time to time, grant additional equity awards to one or more of the NEOs, in special circumstances, such as the successful completion of a major transaction.

In 2020, under the LTIP, the Company relied on the grant of RSUs to align the NEOs’ interests with shareholder value. Generally, the RSUs granted in January 2021 for performance in 2020 will vest as to 50% on January 27, 2022, will vest as to an additional 25% on January 27, 2023 and as to the remaining 25% on January 27, 2024. Upon vesting, each RSU entitles the holder to receive one Common Share for the payment of no additional consideration. The Company considers RSUs to be an excellent form of equity incentive, which allows the Company to achieve its performance-based incentive and retention goals. First, because the Company’s performance is heavily dependent on commodity prices, and traditional performance measures such as earnings per share, revenue growth, and earnings before interest, taxes, depreciation and amortization, etc. have not been meaningful in the past, share price performance is one of the main measures of long-term performance for the Company. Because the RSUs vest over a three-year period, with the number of shares vesting each year set at the time of grant, the value of the shares at the time of vesting will be directly dependent on the Company’s share price at the time of vesting. If management is successful in increasing the Company’s share price over the three-year period, the value of the shares at each vesting date will have increased; however, if management is not successful in increasing share prices over that time period, the value of management’s vested shares may decrease. The Company therefore considers RSUs to provide a very effective long-term share-performance-based form of equity incentive. In addition, because an executive will forfeit all unvested RSUs if he or she leaves the Company to take employment elsewhere, the unvested RSUs also help the Company satisfy its retention objectives.

In 2019, the Company made a special grant of SARs to its Senior Executive Officers and certain management personnel for performance in 2018, in recognition of the Company’s outstanding share price performance in 2018 and in order to provide additional long-term performance-based equity incentives for its senior management. The SARs are purely performance based because they vest only upon the achievement of aggressive performance goals designed to significantly increase shareholder value. If those goals are not met, the SARs do not vest. These SARs were included in NEO compensation for 2018. For details, see “Additional Special SAR Grant for 2018” in the circular released in advance of the Company’s May 29, 2019 meeting of shareholders.

No SARs were granted by the Board in January 2021 for performance in 2020. As of market close on March 17, 2021, the first performance criterion to the January 2019 SAR grant was met – the 90-calendar-day period VWAP of the Common Shares on the NYSE American having equaled or exceeded US$5.00. As a result, one-third (1/3) of each grantee's total number of SARs have vested as of March 17, 2021, and are now exercisable, subject to any blackout periods imposed by the Company.

Performance Goals

The Company is in an industry that is heavily dependent on the price of uranium. When uranium prices are high, uranium operations can be in full swing and development activities can be booming. However, when uranium prices are low, operations are generally curtailed, and properties and facilities are placed on standby or shut down. During those periods of low commodity prices, which the Company has experienced for the last several years, industry participants can face negative cash flows and losses, and are often tasked with minimizing those negative cash flows and losses, while at the same time maintaining their valuable assets in a state of readiness for a ramp-up when uranium prices recover. As a result of this heavy reliance on commodity prices and large fluctuations in cash flows and income and losses, typical performance metrics, such as earnings per share, revenue growth, and earnings before interest, taxes, depreciation and amortization, etc., are not meaningful to the Company at this time.
To address this issue, the Company implemented the STIP in January 2016 and the LTIP in January 2018, which are intended to set out meaningful performance criteria tailored specifically to the Company, in light of the general inability to rely on more standard performance indicators. The STIP sets short-term performance goals that are tied primarily to the Company meeting its annual budget, as set by the Board. Cash bonuses for Senior Executive Officers are awarded each year based on performance relative to the STIP performance goals for the year, as determined by the Board in January of the following year.

The LTIP sets long-term performance goals tailored specifically to the Company that have implications beyond the current year. Equity awards for Senior Executive Officers are awarded for each year based on performance relative to the LTIP performance goals for the year, as determined by the Board in January of the following year. The equity awards are typically in the form of RSUs that vest over a three-year period. Although performance goals are not contained in the RSUs themselves, the number of RSUs awarded for any year is based on the success of management in meeting the year’s long-term performance goals. Further, because the RSUs vest over a three-year period, the RSUs provide an additional performance incentive for management, because the better the Company performs over the long term, the better the Company’s share performance will be, and the higher the value of the RSUs will be when they vest in the future.

The Company has found that the STIP has been very effective in setting meaningful goals specific to the Company that can be managed by the Senior Executive Officers and objectively evaluated by the Board. The LTIP, although more recently implemented, is also proving to be very effective at setting meaningful long-term performance goals that can be objectively evaluated by the Board. The Company is very pleased with its executive incentive program and believes it encourages and recognizes strong levels of performance by linking the overall performance and contributions of each Senior Executive Officer to the corporate objective of maximizing value for the Company’s shareholders.

STIP Goals and Performance

The purpose of the STIP is to align short-term (generally one year or less) performance of Senior Executive Officers with the Company’s annual business plan and other specified criteria through awarding participants with cash bonuses that are a function of performance against STIP goals. How well Senior Executive Officers perform at achieving STIP goals determines whether the Senior Executive Officers’ cash bonuses are at, above or below their target levels.

In January of each year, the Compensation Committee completes a STIP matrix including goals, metrics and weightings to serve as the basis for measuring short-term performance of the Company and the participants during and at the end of the year. The STIP matrix generally contains several objective criteria (such as criteria tied to successful implementation of the annual business plan for the year), as well as a subjective category. The objective performance goals generally apply equally to all Senior Executive Officers, recognizing the need for all top executives to work as a team to achieve corporate goals. The objective criteria serve as the short-term performance goals for the CEO and the top management group.

The performance metrics for the STIP objective performance goals are generally structured so that, if the senior management team performs as expected, the mid-level (100% of target) will be achieved for each of the objective performance goals and the target cash bonus level will be achieved. If performance is lower than expected for an objective performance goal, then the lower level (generally expected to be set at approximately 0-50% of target) will apply, and likewise if performance is greater than expected for the criteria, the higher level (generally expected to be set at approximately 150% of target) will apply.

The subjective evaluation for each participant is performed by the Compensation Committee, upon the recommendations and input of the CEO, and may take into consideration individual contributions and achievements of participants, workloads, reaction to market conditions over which the participant has no control, leadership, relationship with the Board, and other elements specific to the participant that warrant attention during the year. The target weighting of the subjective category generally does not exceed 20% of the total bonus amount for each participant, recognizing the need for all top executives to focus primarily on working as a team to achieve the objective corporate goals set for the CEO and the senior management team; however, the Compensation Committee may take a higher target weighting into consideration in unique circumstances where the Company’s performance has been especially noteworthy or important in that year, or if otherwise considered appropriate.

The Compensation Committee determines the target cash bonus level for each participant, generally to be set as a percentage of base salary at the same time it determines the STIP matrix, by referencing the cash bonuses awarded to those in comparable positions within the current peer group established by the Compensation Committee, which necessarily reflects the most recent year for which such data is publicly available. Those considerations must be considered in light of the target bonus percentages of base salary set out in the individual Senior Executive Officers’ employment agreements. The actual cash bonus award could be lower or higher than the target bonus level depending on the Compensation Committee’s actual evaluation of the performance metrics for the year, as well as any information for industry trends, price level adjustments or other factors that indicate the data for the year in comparison would understate or overstate the expected cash bonuses for those with comparable positions in the peer group during the performance year.

The STIP also applies an overriding health and safety factor, which serves to reduce or eliminate any cash bonuses otherwise payable if the Company fails to meet stipulated health and safety performance criteria. The Board also has the authority to vary from the STIP as it sees fit.

2020 STIP Goals and Performance

In situations such as the present, where the Company is not generating sufficient revenues to result in earnings, factors such as managing production, cash expenditures, overheads and working capital balances, maintaining valuable assets on standby and advancing other assets, all as set out in the Company’s annual budget, are more important for guiding management and judging management’s performance than broad corporate-level financial performance metrics. Cash bonuses earned in 2020 were based on management’s performance in 2020 relative to the 2020 STIP performance goals.

For 2020, the STIP performance goals, which together comprise the 2020 total STIP weighting are summarized below:

A.Production and Revenue

Under this performance goal, management was required to manage its production and revenue activities in 2020 to meet or exceed specified production requirements (15% of the total STIP weighting at 100% of target). Specifically, 100% of target required the total value of uranium and vanadium production and alternate feed material and abandoned uranium mine (“AUM”) revenues for 2020, valued at the annual budgeted prices of $25.00 per pound U3O8 and $5.40 per pound V2O5 (the prevailing price of vanadium at December 31, 2020), plus any other gross revenues received for the account of the Company in 2020 from alternate feed material processing, source material concentration and purification or AUM received, without any allowance for the cost of production, to be between $3 million and $6 million; 150% of target required such value to exceed $6 million; 50% of target required such value to be less than $3 million but equal to or greater than $2.3 million; and 0% of target resulted if such value was less than $2.3 million.

Based on this manner of valuation of production as of December 31, 2020, the value of uranium produced was estimated to be $4,286,250, the total value of vanadium produced was $333,650, and the gross revenues from receipt of AUM materials was estimated to be $1,549,577 for a total value of production of $6,169,477, not counting miscellaneous revenues from the receipt of alternate feed materials in 2020. As the total value of uranium and vanadium production and alternate feed material and AUM revenues for the 2020 year was greater than $6 million, 150% of target was achieved. As a result, a weighting of 22.5% was achieved for this performance goal, which exceeded the 15% target weighting.

B.Net Recurring Cash Flow

Under this performance goal, management was required to manage its operating costs in 2020 to meet or exceed specified net recurring cash flow requirements while maintaining properties on standby for a potential future ramp-up in production (25% of the total STIP weighting at 100% of target). Specifically, 100% of target required net recurring cash flow for 2020 to be between negative cash flows of ($23.4) million and ($17.4) million; 150% of target required such value to exceed ($17.4) million; 50% of target required such value to be less than ($23.4) million but equal to or greater than ($26.4) million; and 0% of target resulted if such value was less than ($26.4) million. It should be noted that production values included in these calculations were set at the budgeted value of $25.00 per pound U3O8, regardless of the actual price at year-end or at the time of the evaluation. These numbers also assume total production of 105,087 pounds U3O8 for the Company’s account and no new vanadium production as per the Company’s budget for 2020. Appropriate adjustments were made to the numbers to reflect changes in production levels and as otherwise required to appropriately reflect changes in underlying assumptions.

Based on the Company’s evaluations the adjusted net recurring cash flow for 2020 was determined to be ($22.5) million. This resulted in 100% of target being achieved. As a result, a full weighting of 25% was achieved for this performance goal.

C.Working Capital

Under this performance goal, management was required to maintain its liquid working capital balance at the end of 2020, taking into account any financings completed in 2020, within a specified range (20% of the total STIP weighting at 100% of target). Specifically, 100% of target required liquid working capital (defined as cash plus marketable securities plus accounts receivable plus the value to the Company of uranium and vanadium product inventory in salable form less accounts payable and accrued liabilities) to be between $40.0 million and $60.0 million; 150% of target required such value to exceed $60.0 million; 50% of target required such value to be less than $40.0 million but equal to or greater than $20.0 million; and 0% of target resulted if such value was less than $20.0 million.

Based on information available as of the date reviewed by the Board in January 2021, the estimated liquid working capital balance, comprised of cash and qualifying marketable securities, less an estimated amount to cover the net difference between potentially unknown or unrecorded accounts receivable, accounts payable and accrued liabilities, plus the value to the Company of uranium and vanadium product inventory in salable form as of December 31, 2020, was $46.4 million. As this amount was between $40 and $60 million, 100% of target was achieved. As a result, a full weighting of 20% was achieved for this performance goal.

D.Scalability of Production

Under this performance goal, management was required to advance the Company’s scalability of production, with metrics tied to achieving certain specified permitting and licensing benchmarks or milestones during the year (5% of the total STIP weighting at 100% of target). Specifically, the STIP specified 11 target permits and permitting milestones for 2020. 100% of target required that any three of the 11 permits or milestones be obtained during the year; 150% of target required that any four or more of such permits and milestones be obtained during the year; 50% of target required that any two of such permits and milestones be obtained; and 0% of target resulted if fewer than two such permits and milestones were obtained during the year.

While the Company noted some very significant permitting achievements during the 2020 year, none of the 11 specified target permits or milestones were obtained. As fewer than two of the specified target permits or milestones were obtained, 0% of target was achieved. As a result, a weighting of 0% was achieved for this performance goal, which fell short of the 5% target weighting.

E.Section 232 Petition/Working Group Recommendations

Under this performance goal, management was required to continue pursuing relief under the Company’s joint Petition for Relief under Section 232 of the Trade Expansion Act of 1962 from imports of uranium products that threaten national security (the “Section 232 Petition”) which it filed with the U.S. Department of Commerce (“DOC”) in January 2018, and to meet specified benchmarks (15% of the total STIP weighting at 100% of target). Specifically, 100% of target required that the Company continue to pursue relief under the Section 232 Petition/Working Group or other trade remedy; 150% of target required the Working Group to have recommended a trade remedy or other uranium-mining relief to the President of the United States; and 0% of target resulted if the Company did not continue pursuing relief under the Section 232 Petition/Working Group or other trade remedy.

On April 23, 2020, the Working Group issued its report entitled a “Strategy to Restore American Nuclear Energy Leadership.” Stating that “the U.S. Government will take bold action to revive and strengthen the uranium mining industry” and “de-risk the fuel cycle” to counter the deliberate actions of state-owned enterprises in Russia, China and elsewhere to degrade U.S. nuclear capabilities, the Strategy to Restore American Nuclear Energy Leadership recommended:

•making direct U.S. government purchases of 17 – 19 million pounds of uranium beginning in 2020 for a strategic uranium reserve (which had already been reflected in the President's fiscal 2021 budget, which contemplated expenditures of $150 million per year over a 10-year period, totaling $1.5 billion, to create this strategic uranium reserve);

•ending the Department of Energy uranium bartering program that has directly competed against domestic uranium miners in the past;
•supporting the DOC’s efforts to extend the Russian Suspension Agreement (“RSA”) to prevent dumping of Russian uranium in the U.S., and “the consideration of further lowering the cap on Russian imports under future RSA terms”;
•enabling the Nuclear Regulatory Commission to deny imports of fabricated nuclear fuel from Russia; and
•streamlining regulatory reform and land access for uranium.

Further, on December 21, 2020, $75 million of funding for the Uranium Reserve was included in the omnibus appropriation bill passed by both houses of Congress. This key funding opens the door for the U.S. government to purchase domestically-produced uranium to guard against potential commercial and national security risks presented by the country’s near-total reliance on foreign imports of uranium. The bill was signed by the President on December 27, 2020.

The Working Group’s recommendation, as reflected in the federal executive fiscal 2021 budget and the $75 million appropriation for 2021, is intended to support the U.S. domestic uranium mining industry, including the Company, through purchases of uranium. The Company stands ready to benefit from this program through future production from its mines and facilities. As a result, the Working Group’s recommendation is expected by the Company to have a significant positive impact on prices or revenues payable to U.S. producers, if adopted by the President.

As the Working Group recommended a trade remedy or other uranium-mining relief to the President of the United States in 2020, which is likely to have a significant positive impact on prices or revenues payable to U.S. producers if adopted by the President, 150% of target was achieved in 2020. As a result, a weighting of 22.5% was achieved for this performance goal, which exceeded the 15% target weighting.

F.Subjective Component

Under this performance goal, each Senior Executive Officer is given a subjective evaluation specific to the Senior Executive Officer’s particularized roles and responsibilities within the Company (20% of the total STIP weighting at 100% of target).

With respect to the Subjective Component, 150% of target was achieved by all Senior Executive Officers, which resulted in a weighting of 30% (exceeding the target of 20%) for this performance goal for all Senior Executive Officers. In making this conclusion, the Compensation Committee considered the following factors (the “2020 Subjective Factors”):

•The inclusion in the former President’s 2021 budget of $150 million per year over a period of 10 years to establish a strategic uranium reserve in the 2021 federal executive fiscal budget; the Working Group’s report and recommendations for the proposed establishment of a national Uranium Reserve; and the $75 million appropriation by Congress, each as detailed above. Through its efforts in Washington D.C., the Company was instrumental in the establishment of the Working Group and the recommendations in its report;
•The Company’s continued support for the U.S. domestic uranium industry, especially through its contributions to the renewal of the RSA. On September 14, 2020, the DOC obtained Russia’s agreement to extend limits on uranium imports into the U.S. from Russia through 2040 under an extended RSA, which was an important step toward maintaining the long-term health of the U.S. uranium mining industry, especially since the expiration of the RSA at the end of 2020 could have resulted in unlimited Russian uranium imports into the U.S. The DOC won important concessions from Russia, including lower quotas starting in the mid-2020s, allowing only a portion of the quotas to be used for the sale of U3O8 and conversion into the U.S., and strict controls on Russian enrichment service contracts;
•The Company’s initiation of its REE program, with the retention of expert consultants; the production of its first REE carbonate at the White Mesa Mill; receipt of a contract from the DOE Office of Fossil Energy and the National Energy Technology Laboratory to evaluate and develop a conceptual design to allow for the commercial production of mixed rare earth oxides from coal-based resources in an environmentally benign fashion; execution of a three-year Supply Agreement with Chemours to acquire a minimum of 2,500 tons per year of natural monazite sands; and other key negotiations and prospects;
•The acquisition from GeoInstruments Logging of all of its Prompt Fission Neutron (“PFN”) technology and equipment, including all of its related intellectual property, giving the Company the exclusive right to use, license, and service this particular PFN technology globally. PFN is critical to successful uranium production particularly from many ISR deposits, as it more accurately measures downhole in-situ U3O8 ore grade versus traditional Total Gamma and Spectral Gamma methods;
•The May 2020 final order from the U.S. District Court for the District of Arizona in favor of the Company and the U.S. Forest Service on the one outstanding matter in the Pinyon Plain Mine litigation. While an appeal is now pending before the Ninth Circuit Court of Appeals, the District Court’s ruling in favor of the U.S. Forest Service and the Company was a major achievement;

•Numerous cost-cutting measures, including placing Nichols Ranch on standby with a reduction in mandatory staffing requirements; significant reductions in personnel at the Nichols Ranch site and at the Company’s Casper Wyoming office; moving the Casper office to a shared office location; closing down the Company’s Egnar Office; reducing amounts payable to consultants; reducing the workforce at the White Mesa Mill; and reducing the number of senior executive officers from three to two;
•Management streamlining efforts in order to reduce costs, flatten the organizational structure, and focus on the ongoing growth of a new generation of U.S. uranium and REE professionals;
•Completion of a bought-deal financing in February 2020, pursuant to which the Company issued an aggregate of 11,300,000 common shares at a price of US$1.47 per share for gross proceeds of US$16,611,000;
•Becoming debt-free as of October 6, 2020 following the final redemption of all outstanding Cdn$20,860,000 convertible debentures; and
•A number of other notable achievements, including: falling within its 2020 production guidance, ranking the Company as the as the largest uranium producer in the U.S. and the largest primary vanadium producer in the U.S. during 2020, for the fourth consecutive year; minimizing impacts from COVID-19; publishing a Sustainability Report, along with Climate Change and Human Rights Policies and a Vendor Code of Conduct, which together describe the Company’s ongoing commitment to the environment, worker health, public safety and social responsibility, including its important role in combating global climate change through producing and recycling carbon-free energy resources; a share-price gain during the year of 121.88% and a share-price gain over the last three years of 119.59%; and a number of significant administrative changes.

There were also no health or safety factors to apply to reduce the foregoing results in the 2020 year. The Company had a good safety record for 2020, with no lost-time accidents and only two reportable medical aids at its facilities.

Based on this analysis, the combined STIP performance weighting for 2020 was 120%. Accordingly, the cash bonuses awarded to Senior Executive Officers for their performance in 2020 were determined by the Compensation Committee at its January 2021 meeting to be 120% of each Senior Executive Officer’s target cash bonus amount. The following table shows the resulting cash bonuses earned by the current Senior Executive Officers in 2020:

Senior Executive Officer	2020 Salary as of December 31, 2020 (US$)	Target Cash Bonus Percentage	Target Cash Bonus (US$)	STIP Performance Weighting	Actual Cash Bonus earned in 2020 (US$)
Mark S. Chalmers President and CEO	$400,000	50%	$200,000	120%	$240,000
David C. Frydenlund CFO, General Counsel and Corporate Secretary	$287,116	40%	$114,846	120%	$137,815
W. Paul Goranson(1) COO	Nil	Nil	Nil	Nil	Nil

Notes:
(1) Mr. Goranson ceased to be Chief Operating Officer effective August 31, 2020. His severance amount of $803,925 was paid in full satisfaction of all obligations owed to Mr. Goranson by the Company pursuant to his Employment Agreement with the Company.

The STIP applies only to the Senior Executive Officers. Cash bonuses to the other NEOs are determined at the discretion of the Compensation Committee based on the overall financial performance of the Company, levels of bonuses provided by benchmark companies, and individual performance of the NEO based on recommendations and general input from the CEO. Applying these criteria, the cash bonuses for the other NEOs for 2020, as determined in January 2021, were set at 20% of base salary for Mr. Moore, 20% of base salary for Ms. Nazarenus, and 20% of base salary for Mr. Bakken. Mr. Tarnowski, former Chief Accounting Officer and Controller of the Company, left the Company effective October 31, 2020, and was thus not awarded any cash bonus for the year ended December 31, 2020. His severance amount of $184,000 was paid in full satisfaction of all obligations owned to Mr. Tarnowski by the Company pursuant to his Employment Agreement with the Company.

LTIP Goals and Performance

The purpose of the LTIP, which was first adopted in January 2018, is to align performance of Senior Executive Officers with the Company’s long-term (generally in excess of one year) goals and other specified criteria through awarding participants with equity awards in the form of RSUs that are a function of performance against LTIP goals. How well Senior Executive Officers perform at achieving LTIP goals determines whether the Senior Executive Officers’ equity awards are at, above or below their target levels.

In January of each year, the Compensation Committee completes an LTIP matrix including goals, metrics and weightings to serve as the basis for measuring long-term performance of the Company and the participants during and at the end of the year. As with the STIP, the LTIP matrix generally contains several objective criteria as well as a subjective category. The objective performance goals generally apply equally to all Senior Executive Officers, recognizing the need for all top executives to work as a team to achieve corporate goals. The objective criteria serve as the long-term performance goals for the CEO and the top management group.

The performance metrics for the LTIP objective performance goals are generally structured so that, if the senior management team performs as expected, the mid-level (100% of target) will be achieved for each of the objective performance goals, and the target equity award level will be achieved. If performance is lower than expected for an objective performance goal, then the lower level (generally expected to be set at approximately 0-50% of target) will apply, and likewise if performance is greater than expected for the criteria, the higher level (generally expected to be set at approximately 150% of target) will apply.

The subjective evaluation for each participant is performed by the Compensation Committee, upon the recommendations of the CEO, and may take into consideration individual contributions and achievements of participants, workloads, reaction to market conditions over which the participant has no control, leadership, relationship with the Board, and other elements specific to the participant that warrant attention during the year. The target weighting of the subjective category generally does not exceed 20% of the total equity award amount for each participant, recognizing the need for all top executives to focus primarily on working as a team to achieve the objective long-term corporate goals set for the CEO and the senior management team; however, the Compensation Committee may take a higher weighting into consideration in unique circumstances where the Company’s performance has been especially noteworthy or important in that year, or if otherwise considered appropriate.

The Compensation Committee determines the target equity award level for each participant; generally, to be set as a percentage of base salary at the same time it determines the LTIP matrix. Generally, the Compensation Committee sets the target equity award percent for each participant for the year by reference to the equity amounts awarded to comparable positions in the current peer group established by the Compensation Committee for the most recent year for which data is publicly available, consistent with any target equity award percentages of base salary that may be set out in the individual NEO employment agreements. The actual value of equity awarded could be lower or higher than the target equity award level depending on the Compensation Committee’s actual evaluation of the long-term performance metrics for the year, as well as any information for industry trends, price level adjustments etc. that would indicate that data for the comparison year would understate or overstate the expected equity awards for comparable positions in the peer group during the year.

The LTIP also applies an overriding health and safety factor, which serves to reduce or eliminate any equity awards otherwise payable if the Company fails to meet stipulated health and safety performance criteria. The Board also has the authority to vary from the LTIP as it sees fit.

The Company believes shareholder value is primarily driven by results, both in terms of financial strength and operating measures such as production, production capability, and mineral reserve and resource growth, as well as protection of public health, safety and the environment and good corporate governance. Each executive’s performance is also evaluated against expectations for fulfilling the executive’s individual responsibilities and goals within his or her particular employment functions and areas of expertise, which also reflects on the executive’s contribution to the Company’s success in meeting its long-term objectives.

2020 LTIP Goals and Performance

As stated above, performance goals based on broad corporate-level financial performance metrics such as earnings per share, revenue growth, and earnings before interest, taxes, depreciation and amortization, are not meaningful to the Company’s performance at this time. Instead, the Company sets long-term performance goals each year tailored specifically to the long-term objectives set by the Company each year. Share price performance over the year is considered to be a good long-term indicator for the Company, because it reflects the market’s expectation of the Company’s performance beyond the current year. However, because share price performance is highly linked to commodity price performance for companies such as the Company, this long-term performance goal has been set to compare the Company’s share price performance relative to the share price performance of other comparable companies in the uranium industry (and not to the Company’s peer group as a whole, which includes companies in different commodity industries), in order to standardize for commodity price fluctuations over the year. The long-term performance goal of obtaining approval in the current year for a satisfactory budget for the following year requires management to manage the Company in the current year so that the Company’s expected activities in the following year meet specified criteria. Similarly, the long-term performance goal of obtaining business activities beyond the following year requires management to manage the Company in the current year to secure business activities for the second year beyond the current year. The Company believes these are the most meaningful long-term performance goals for the Company at this time.

Equity awards earned in 2020 were based on management’s performance in 2020 relative to the 2020 LTIP performance goals. For 2020, the LTIP performance goals were:

A.Share Price Performance

Under this performance goal, management was required to achieve a share price performance in 2020 relative to the share price performance of other publicly traded uranium mining companies with comparable market capitalizations (35% of the total LTIP weighting at 100% of target). Share price performance was determined by comparing the performance of the Company’s common shares during 20201 to the performance of other publicly traded uranium companies with market capitalizations of US$50 million or greater over the same time period. Return to shareholders was measured as the percentage increase in the Company’s share price over the 2020 calendar year. Specifically, 100% of target required that the Company’s share price performance during 2020 be within 50% and up to 25% of the share price performance of all such publicly traded uranium companies; 150% of target required the Company’s share price performance to be within the top 25% of the share price performance of all such publicly traded uranium companies; 50% of target required the Company’s share price performance to be within 75% and up to 50% of the share price performance of all such publicly traded uranium companies; and 0% of target resulted if the Company’s share price performance was less than 75% of the share price performance of all such publicly traded uranium companies.

To determine the share price performance of the Company relative to publicly traded uranium companies with market capitalizations above $50 million, the Company used the opening market price as of January 2, 2020 and the closing market price as of December 31, 2020 of each publicly traded uranium company that started the year above a $50 million market capitalization.

Based on this analysis, the Company’s share price performance over the 2020 year ranked second out of 12 total companies, thereby falling within the top 25% (first quartile) of publicly traded uranium companies with a market capitalization above US$50 million during the 2020 year. This resulted in 150% of target being achieved. As a result, a weighting of 52.5% was achieved for this performance goal, which exceeded the 35% target weighting.

B.Obtaining Board Approval in December 2020 for a Budget for 2021

Under this performance goal, management was required to obtain Board approval in December 2020 for a budget for 2021 that met specified net recurring cash flow plus sustaining capital requirements while maintaining the Company’s properties on standby for a potential future ramp-up of production (35% of the total LTIP weighting at 100% of target). The combined total of net recurring cash flow and sustaining capital are considered to represent the ongoing cash burn of the Company, so this goal was intended to result in management preparing an annual budget for 2021, for approval by the Board, which limited expected ongoing cash burn to specific amounts, while maintaining its properties on standby. In determining the net recurring cash flow and sustaining capital for any budget, the assumed spot prices of uranium and vanadium during the year were assumed to be the spot prices assumed in the budget, reasonably expected cash flows were used regardless of whether or not the cash flows were under contract at the time of approval of the budget, and no additional equity (including ATM) financing was assumed. Specifically, 100% of target required Board approval in 2020 of a budget for 2021 that resulted in an expected combined total for net recurring negative cash flow and sustaining capital for the Company in 2021 of equal to or greater than ($18.7) million and less than or equal to ($12.7) million; 150% of target required Board approval of such a budget that resulted in such negative cash flows of greater than ($12.7) million;2 50% of target required Board approval of such a budget that resulted in such negative cash flows of less than ($18.7) million and greater than or equal to ($24.7) million; and 0% of target resulted if the Board approved such a budget that resulted in such negative cash flows of less than ($24.7) million.

In the Company’s approved Business Plan and Budget for 2021, the net recurring negative cash flows plus sustaining capital for 2021 were ($18,359,690) which was more than ($18,709,967) and less than or equal to ($12,709,967). This resulted
1 For the LTIP performance goals set in January 2021 for performance in 2021, this performance goal was changed to compare the performance of the Company’s common shares over the three-year period ending December 31, 2021 to the performance of other publicly traded uranium companies over the same time period, in order to provide a longer-term element to this goal.

2 For the LTIP performance goals set in January 2021 for performance in 2021, in order to achieve 150% of this performance goal, management must obtain Board approval in 2021 of a budget for 2022 that results in an expected combined total for net recurring cash flow and sustaining capital for the Company in 2022 of better than the greater of: (A) 21.55% more than the actual net recurring cash flow and sustaining capital budgeted for three years prior (i.e., the budget for 2019 approved in December 2018); and (B) 5% more than the net recurring cash flow and sustaining capital budgeted for the Company in 2021, in order to provide a longer-term element to this goal.

in 100% of target being achieved. As a result, a weighting of 35% was achieved for this performance goal, which met the 35% target weighting.

C.Securing Future Business Activities

Under this performance goal, management was required to secure additional activities that were expected to result in a net cash increment to the Company beyond 2021 (10% of the total LTIP weighting at 100% of target). Specifically, 100% of target required the Company to pursue additional activities that were expected to result in a net cash increment to the Company beyond 2021; 150% of target required the Company to secure additional activities that were expected to result in a net cash increment to the Company beyond 2021 of $5 million or greater over any two-year period within the following five years; 0% of target resulted if the Company did not pursue any such additional activities.

During 2020, the Company pursued additional activities that are expected to result in a net cash increment to the Company beyond 2021, such as: having previously secured a low-grade ore processing contract, which is currently expected to result in revenues during 2022 and 2023 of at least $420,000 in total; having secured a contract with The Chemours Company for the acquisition of a minimum of 2,500 tons of monazite sands per year over the three-year period ending on December 7, 2023; submitting offer letters to third parties for the purification and concentration of uranium product; and ongoing discussions with third parties regarding further alternate feed processing opportunities.

As a result, as of December 31, 2020, the Company had “secured” additional activities that are expected to result in a net cash increment to the Company in 2022 and 2023 of a minimum of $2,114,370 to $3,850,898. For purposes of this performance goal, “secure” means having a signed term sheet, letter of intent, purchase order, bid award, definitive agreement, or other evidence satisfactory to the Compensation Committee. Such amounts, however, do not exceed the 150% LTIP goal of $5,000,000 or greater over any two-year period within the next five years beyond 2021.

This resulted in 100% of target being achieved. As a result, a weighting of 10% was achieved for this performance goal, which met the 10% target weighting.

D.Subjective Component

Under this performance goal, each Senior Executive Officer was given a subjective evaluation specific to the Senior Executive Officer’s particularized roles and responsibilities within the Company (20% of the total LTIP weighting at 100% of target).

With respect to the Subjective Component, 150% of target was achieved by all Senior Executive Officers, which resulted in a weighting of 30% for this performance goal for all Senior Executive Officers. In making this conclusion, the Compensation Committee considered the 2020 Subjective Factors described under 2020 STIP Goals and Performance above.

There were also no health or safety factors to apply to reduce the foregoing results in the 2020 year. As stated above, the Company had a good safety record for 2020, with no lost-time accidents and only two reportable medical aids at its facilities.

Based on this analysis, the combined LTIP performance weighting for 2020 was 127.5%. Accordingly, the equity awards granted to Senior Executive Officers for their performance in 2020 were determined by the Compensation Committee at its January 2021 meeting to be 127.5% of each Senior Executive Officer’s target equity award amount. The following table shows the resulting equity awards (in the form of RSUs) to the Senior Executive Officers for 2020:

Senior Executive Officer	2020 Salary as of December 31, 2020 (US$)	Target Equity Award Percentage	Target Equity Award (US$ value of RSU grants)	LTIP Performance Weighting	Actual Equity Awarded for 2020 (US$ value of RSU grants)
Mark S. Chalmers President and CEO	$400,000	100%	$400,000	127.5%	$510,000
David C. Frydenlund CFO, General Counsel and Corporate Secretary	$287,116	80%	$229,693	127.5%	$292,858
W. Paul Goranson(1) COO	Nil	Nil	Nil	Nil	Nil

Notes:
(1) Mr. Goranson ceased to be Chief Operating Officer effective August 31, 2020. Mr. Goranson’s severance amount of $803,925 was paid in full satisfaction of all obligations owned to him by the Company pursuant to his Employment Agreement with the Company.

The LTIP applies only to the Senior Executive Officers. Equity awards to the other NEOs are determined at the discretion of the Compensation Committee based on the overall financial performance of the Company, levels of equity awards provided by benchmark companies, the level of responsibility of the executive as well as his or her impact or contribution to the longer-term operating performance of the Company, and individual performance of the NEO based on recommendations and general input from the CEO. Applying these criteria, the equity awards (in the form of RSUs) for the other NEOs for 2020 were set at 40% of base salary for Mr. Moore, 40% of base salary for Ms. Nazarenus, and 40% of base salary for Mr. Bakken. Mr. Tarnowski, former Chief Accounting Officer and Controller of the Company, left the Company effective as of October 31, 2020, and was thus not awarded any equity award for the year ended December 31, 2020. His severance amount of $184,000 (less applicable tax withholdings and other deductions as required by law) was paid in full satisfaction of all obligations owned to him by the Company pursuant to his Employment Agreement with the Company.

Consideration of Risks Associated with Compensation Policies

Compensation Policies and Practices

The Compensation Committee considers the implications of risks associated with compensation policies and practices by working closely with the CEO. The CEO is tasked with ensuring that: (i) fair and competitive practices are followed regarding employee compensation at all levels of the Company; (ii) the compensation practices do not encourage an NEO or individual at a principal business unit or division to take inappropriate or excessive risk or that are reasonably likely to have a material adverse effect on the Company; and (iii) compensation policies and practices include regulatory, environmental compliance and sustainability as part of the performance metrics used in determining compensation. The CEO’s recommendations on these matters are taken into consideration by the Compensation Committee when reviewing and recommending to the Board the Company’s compensation policies.

Restrictions on Hedging Transactions

The Company has in place an Insider Trading Policy, to be reviewed and approved by the Board annually, which includes a section on “Hedging Transactions” that restricts NEOs and directors from purchasing financial instruments, such as prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, which are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Claw-Back Policy

The Company has adopted an Incentive Compensation Claw-Back Policy (the “Claw-Back Policy”) which applies to all short-term and long-term cash and equity incentive compensation including, without limitation, cash bonus compensation and equity grants made under the Company’s Omnibus Equity Incentive Compensation Plan, STIP, LTIP and/or Board or Company discretion (collectively, “Incentive Compensation”). The Claw-Back Policy applies to all current and former executive officers and salaried management personnel who are or were eligible to receive Incentive Compensation from the Company (the “Senior Employees”).

Under the Claw-Back Policy, the Board may, in its sole discretion, to the full extent permitted by governing laws and to the extent it determines that it is in the Company’s best interest to do so, seek reimbursement, reduction, cancelation, forfeiture, repurchase, recoupment and/or offset against future discretionary grants or awards, in whole or in part, of Incentive Compensation from the Senior Employee in situations where:

•the amount of Incentive Compensation received by the Senior Employee was calculated based upon, or contingent on, the achievement of certain financial results that were subsequently the subject of or affected by a material restatement of all or a portion of the Company’s financial statements;
•the amount of Incentive Compensation received by the Senior Employee was calculated based upon, or contingent on, the achievement of certain financial or other target goals that were subsequently found to have been the subject of or affected by a material misstatement or miscalculation;
•the Senior Employee engaged in gross negligence, intentional misconduct or fraud that caused or partially caused the need for the restatement referred to in paragraph (a) or the misstatement or miscalculation referred to in paragraph (b); or

•the Incentive Compensation received by the Senior Employee would have been lower had the financial results contemplated by paragraph (a) been properly reported or had the misstatement or miscalculation contemplated by paragraph (b) not occurred.

Such reimbursement, reduction, cancellation, forfeiture, repurchase, recoupment and/or offset against future discretionary grants or awards shall not exceed the amount by which the Incentive Compensation received by such Senior Employee, and amounts paid or payable pursuant or with respect thereto, exceeded that which the Senior Employee would have received had the financial results been properly reported or absent the misstatement or miscalculation.

All Senior Employees are required to acknowledge and agree to comply with the Claw-Back Policy.

Performance Graph

The performance graph, which shows the Company’s cumulative total 5-year return based on an initial investment of $100 in Energy Fuels Common Shares beginning on December 31, 2016, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Cameco, NexGen Energy, Fission Uranium, Uranium Energy Corp, Ur-Energy, Paladin Energy, GoviEx Uranium, Denison Mines, Deep Yellow Ltd., Energy Resources of Australia and Boss Resources, can be found in Part II, Item 5 on page 130, above, and further detailed below:

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Energy Fuels Inc.(1)	$1.64	$1.79	$2.85	$1.91	$4.26
Value of $100 Investment	$100.00	$109.15	$173.78	$116.46	$259.76
NYSE Composite Index	$11,056.90	$12,808.84	$11,374.39	$13,913.03	$14,542.80
Value of $100 Investment	$100.00	$115.84	$102.87	$125.83	$131.36
Russell 2000 Index	$1,357.13	$1,535.51	$1,348.56	$1,668.47	$1,974.86
Value of $100 Investment	$100.00	$113.14	$99.37	$122.94	$145.52
NASDAQ Composite – Total Returns	$6,173.43	$8,054.83	$7,929.97	$10,656.63	$15,272.97
Value of $100 Investment	$100.00	$130.48	$128.45	$172.62	$247.40
NYSE MKT Natural Resources Index	$368.31	$369.70	$328.48	$351.92	$320.54
Value of $100 Investment	$100.00	$100.38	$89.19	$95.55	$87.03
Peer Group Value of $100 Investment	$100.00	$123.45	$114.54	$87.16	$158.37

Notes:
(1) All dollar amounts are in U.S. dollars.

The Company’s compensation to executive officers has generally increased during the five most recently completed fiscal years, in part due to the competition among organizations operating in the natural resources sector to attract and retain the best possible executives, who are uniquely positioned through their experience and expertise to provide leadership during economic downturns and to maximize on any interim opportunities to increase shareholder value and boost production. However, in 2020, no increases were made from 2019 levels of executive and director compensation.

The total cumulative shareholder return for an investment in the Common Shares decreased over the first two years of the same five-year period, due in part to the Fukushima natural disaster that occurred in March 2011 and the resulting decrease in uranium prices since that time. The total shareholder return started to increase again in 2018 with a 59% increase in the Company’s share price as of the 2018 year-end. Then, in 2019, the Company’s share price fell off by approximately 33% during the year, due in large part to the July 12, 2019 decision of the now-former President of the United States to deny the Company’s Section 232 Petition's request for trade relief and to instead form the U.S. Nuclear Fuel Working Group in order “to ensure a comprehensive review of the entire domestic nuclear supply chain.” In 2020, however, the Company experienced a share-price gain of 121.88%, which constituted a share-price gain over the last three years of 119.59%.

Equity Incentive Awards

A 2013 stock option plan (the “2013 Option Plan”) had been used for the grant of stock options prior to 2015. The Equity Incentive Plan was adopted in January 2015 and amended and re-approved by shareholders in 2018, and provides for the award of stock options, SARs, restricted stock and RSUs, deferred share units, performance shares, performance units, and stock-based units, at the discretion of the Board. The 2013 Option Plan was terminated upon adoption of the Equity Incentive Plan, and all stock options previously granted pursuant to the 2013 Option Plan which were then outstanding were incorporated into the Equity Incentive Plan and treated as Awards under the Equity Incentive Plan.

The Equity Incentive Plan describes all of the types of equity compensation that may be awarded by the Board and gives the Board broad discretion with respect to equity grants to all directors, officers, employees and consultants of the Company. The LTIP applies only to Senior Executive Officers and sets out the performance goals that must be met by senior management in connection with any such grant of equity.

In 2020, RSUs were granted to all Directors, Executive Officers and other senior management personnel, and stock options were granted to other Company employees.

As discussed above, equity awards are granted in consideration of the level of responsibility of the executive as well as his or her impact or contribution to the longer-term operating performance of the Company. All equity grants are approved by the Board, based on recommendations from the Compensation Committee. Generally, in determining the equity incentive awards to be granted to the NEOs, equity grants are set at competitive levels relative to equity awards granted by the peer group as a percent of base salary, consistent with any equity award targets that may be set out in the NEO’s employment agreements, and recognizing the level of experience and seniority of the Company’s senior management team, in order to provide incentive to improve the retention of executives. The Board may also take into account the Compensation Committee’s recommendation to the Board and the Board’s assessment of the performance of the Company overall, the Company’s specific projects and the NEO’s individual contribution to that performance. Equity incentives granted to NEOs may be made subject to specific vesting requirements which may include vesting over a particular period of time or in response to the achievement of performance-based metrics.

Summary Compensation Table

The following table shows the compensation earned by each of the Company’s NEOs over the last three fiscal years. The compensation of the NEOs is paid and reported in U.S. dollars.

Non-Equity Incentive Plan Compensation (US$)
Name and Principal Position	Year	Salary (US$)	Share-Based Awards (US$)(1)	Option- Based Awards (US$)(2)	Annual Incentive Plans(3)	Long-Term Incentive Plans	Pension Value (US$)	All Other Compensation (US$)(4)(5)	Total Compensation (US$)
Scott A. Bakken, Vice President, Regulatory Affairs(6)	2020 2019 2018	175,218 175,218 168,428	70,087 55,092 27,444	Nil Nil Nil	35,035 26,283 25,264	Nil Nil Nil	Nil Nil Nil	8,604 9,908 3,088	288,944 256,593 193,692
Mark S. Chalmers President and CEO(7)	2020 2019 2018	400,000 400,000 350,000	510,000 190,000 525,000	Nil Nil 1,312,500	240,000 175,000 214,375	Nil Nil Nil	Nil Nil Nil	20,750 23,800 23,800	1,170,750 788,450 2,425,675
David C. Frydenlund CFO, General Counsel and Corporate Secretary(8)	2020 2019 2018	287,116 287,116 270,864	292,858 109,104 325,037	Nil Nil 487,556	137,816 100,491 132,723	Nil Nil Nil	Nil Nil Nil	7,952 7,952 Nil	725,742 504,663 1,216,180
W. Paul Goranson, Chief Operating Officer(9)	2020 2019 2018	191,411 287,116 270,864	Nil 109,104 325,037	Nil Nil 487,556	Nil 100,491 132,723	Nil Nil Nil	Nil Nil Nil	818,277 13,550 15,025	1,009,688 510,261 1,231,205
Curtis H. Moore, Vice President, Marketing and Corporate Development(10)	2020 2019 2018	187,846 187,845 178,427	75,138 75,138 71,529	Nil Nil 82,973	37,560 28,177 26,823	Nil Nil Nil	Nil Nil Nil	8,641 11,200 10,210	309,185 302,361 369,962
Dee Ann Nazarenus, Vice President, Human Resources and Administration (11)	2020 2019 2018	140,000 140,000 130,000	56,000 41,485 20,169	Nil Nil Nil	27,993 24,500 26,000	Nil Nil Nil	Nil Nil Nil	6,580 8,266 6,817	230,573 214,251 162,817
Matthew J. Tarnowski, Chief Accounting Officer and Controller(12)	2020 2019 2018	133,333 160,000 145,692	Nil 64,000 41,124	Nil Nil 68,553	Nil 19,200 22,162	Nil Nil Nil	Nil Nil Nil	190,581 10,117 7,461	323,914 253,317 302,966

Notes:
(1) The share-based awards were comprised of RSUs, which were granted for 2018, 2019 and 2020. The fair value of each RSU award granted was calculated as the higher of (a) the closing trading price on the NYSE American on the last trading day prior to the date of grant of the RSU, or (b) the volume weighted average trading price on the NYSE American for the five trading days ending on the last trading day prior to the date of grant of the RSU. With the implementation of the Company’s LTIP in January 2018, the amounts for 2018 reflect the value of RSUs granted in January 2019 for performance in 2018, the amounts for 2019 reflect the value of RSUs granted in January 2020 for performance in 2019, and the amounts for 2020 reflect the value of RSUs granted in January 2021 for performance in 2020.
(2) Option-based awards granted for 2018 were in the form of SARs granted in January 2019 for performance in 2018. Each SAR granted for 2018 entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding US$5.00 for any 90-calendar day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Company’s common shares on the NYSE American equaling or exceeding US$7.00 for any 90 calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-dayVWAP of the Company’s common shares on the NYSE American equaling or exceeding US$10.00 for any 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The fair value of the SARs was determined by a third-party valuation firm to be US$1.25 per SAR, based on a Monte Carlo simulation.
(3) Cash bonuses earned in a year are based on the performance during that year in accordance with the Company’s STIP, as determined and paid in January of the following year. The amounts reflected in this table are the cash bonuses earned in the year shown, notwithstanding that they were paid in January of the following year.
(4) These amounts include retirement savings benefits contributed by the Company under the Company’s 401(k) plan, and compensation related to automotive vehicles provided to certain qualifying executives.
(5) These amounts include severance payments made to Mr. Goranson of $803,925 and Mr. Tarnowski of $184,000.
(6) Mr. Bakken joined the Company in 2014 and, effective September 1, 2020, was promoted from Senior Director, Regulatory Affairs to Vice President, Regulatory Affairs.
(7) Mr. Chalmers joined the Company as COO on July 1, 2016, was promoted to President and COO effective July 1, 2017 and to President and CEO effective February 1, 2018, upon the retirement of Stephen P. Antony as CEO of the Company on January 31, 2018.
(8) Mr. Frydenlund was appointed to the office of CFO, General Counsel and Corporate Secretary effective March 2, 2018. Previous to such appointment, Mr. Frydenlund held the position of Senior Vice President, General Counsel and Corporate Secretary.
(9) Mr. Goranson was appointed as Executive Vice President, ISR Operations effective June 18, 2015, as Executive Vice President, Operations effective February 1, 2017 and as COO effective February 14, 2018. He left the Company effective as of August 31, 2020.
(10) Mr. Moore joined the Company on May 2, 2011 and, in June 2015, was promoted to Vice President, Marketing and Corporate Development.
(11) Ms. Nazarenus joined the Company in 2006 and, effective September 1, 2020, was promoted from Director, Human Resources and Administration to Vice President, Human Resources and Administration.
(12) Mr. Tarnowski was appointed to the office of Chief Accounting Officer and Controller effective February 14, 2018. Previous to such appointment, Mr. Tarnowski held the position of Controller. He left the Company effective October 31, 2020.

CEO Pay Ratio

We have prepared the ratio of annual total compensation of our CEO, to the median of the annual total compensation of all of our employees, excluding the CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2020, the median of the annual total compensation of all employees of the Company and its consolidated subsidiaries, excluding the CEO, was $65,049. The annual total compensation of Mark Chalmers, the CEO, was $1,170,750 for 2020, which is the amount reported for Mr. Chalmers in the “Total Compensation” column of the Summary Compensation Table, above. As a result, for 2020, the ratio of annual total compensation of our CEO, to the median of annual total compensation of all employees of the Company and its consolidated subsidiaries, other than the CEO, was approximately 18 to 1.

Due to cost-cutting measures, including placing our Nichols Ranch project on standby and reductions in senior management personnel there has been a significant change in our employee population or employee compensation arrangements, which has resulted in the median of the annual total compensation of all of the employees of the Company and its consolidated subsidiaries, excluding the CEO decreasing from $70,901 to $65,049.

In calculating the median of the annual total compensation of all of our employees, excluding the CEO, we identified the Company’s “median employee” by reviewing the consistently applied compensation measure of annual cash base salary, per payroll records, for all our employees, including the Company's consolidated subsidiaries, as of December 31, 2020, which concluded the last pay period for the 2020 fiscal year. All of the Company’s full time and part time employees were included in the calculation and adjustments were made to annualize base salary for any employees not employed by the Company for the entire fiscal year or any unpaid leave during the fiscal year. We used the annual cash base salary as our consistently applied compensation measure as it represents the primary compensation component paid to all of our employees each fiscal year. Once the median employee was identified, we then added the median employee’s cash bonus and equity awards to his or her base salary to arrive at his or her total compensation for 2020. Cash bonuses, relating to operational and safety results during 2020 and paid during 2020 were included. To be consistent with the calculations performed for the CEO, the median employee’s annual cash bonus and the value of his or her equity award granted in the first quarter of 2021 were deemed to apply to 2020 and were included in the calculation of the median employee’s total compensation for 2020, and all such annual bonuses paid in the first quarter of 2020 were deemed to apply to the previous year and were not included. Mr. Chalmers was excluded from these calculations.

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the Company’s payroll and employment records and the methodology described above. SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by the Company in calculating their pay ratio. As such, the pay ratio reported by other companies may not be comparable to the pay ratio as reported above.

Incentive Plan Awards

The table below shows the number of Options and RSUs outstanding for each NEO and their value as of December 31, 2020 based on the last trade of Common Shares on the NYSE American prior to the close of business on December 31, 2020 of US$4.26.

Outstanding Share-Based Awards and Option-Based Awards

Name	Number of Securities Underlying Unexercised Options(1)	Option Exercise Price (US$)(1)	Option Expiration Date	Value of Unexercised In-the-Money Options (US$)(1)	Number of Shares or Units of Shares that Have Not Vested (#)(2)	Market or Payout Value of Share-Based Awards that Have Not Vested (US$)	Market or Payout Value of Vested Share-Based Awards Not Paid Out or Distributed (US$)
Scott A. Bakken(3)	26,948	2.92	1/22/2024	Nil	30,603	130,367	Nil
Mark S. Chalmers(4)	1,050,000	2.92	1/22/2024	Nil	236,664	1,008,187	Nil
David C. Frydenlund(5)	390,044	2.92	1/22/2024	Nil	146,980	626,135	Nil
W. Paul Goranson(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Curtis H. Moore(7)	66,378	2.92	1/22/2024	Nil	65,398	278,593	Nil
Dee Ann Nazarenus(8)	20,800	2.92	1/22/2024	Nil	24,046	102,437	Nil
Matthew J. Tarnowski(9)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1) The number of securities were comprised of SARs, which were granted on January 22, 2019. Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any 90 calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any 90 calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any 90 calendar-day period. Although these SARs are in-the-money based on their exercise price of $2.92 relative to a December 31, 2020 market price of $4.26, they had not met the above performance criteria and had not vested as of December 31, 2020. Therefore, no value is attributable to these unvested SARs.
(2) The share-based awards were comprised of RSUs, which were granted during 2018, 2019 and 2020. One half of the RSUs vest on the first anniversary of the date of grant, another 25% vest on the second anniversary of the date of grant, and the remaining 25% vest on the third anniversary of the date of grant. Upon vesting, each RSU entitles the holder thereof to one Common Share without the payment of any additional consideration.
(3) Mr. Bakken joined the Company in 2014 and, effective September 1, 2020, was promoted from Senior Director, Regulatory Affairs to Vice President, Regulatory Affairs.
(4) Mr. Chalmers joined the Company as COO on July 1, 2016, was promoted to President and COO effective July 1, 2017 and to President and CEO effective February 1, 2018, upon the retirement of Stephen P. Antony as CEO of the Company on January 31, 2018.
(5) Mr. Frydenlund was appointed to the office of CFO, General Counsel and Corporate Secretary effective March 2, 2018.
(6) Mr. Goranson was appointed as Executive Vice President, ISR Operations effective June 18, 2015, as Executive Vice President, Operations effective February 1, 2017 and as COO effective February 14, 2018. From December 2, 2013 to June

18, 2015, Mr. Goranson was President of Uranerz, which became a wholly owned subsidiary of the Company on June 18, 2015. He left the Company effective as of August 31, 2020.
(7) Mr. Moore joined the Company on May 2, 2011 and, in June 2015, was promoted to Vice President, Marketing and Corporate Development.
(8) Ms. Nazarenus joined the Company in 2006 and, effective September 1, 2020, was promoted from Director, Human Resources and Administration to Vice President, Human Resources and Administration.
(9) Mr. Tarnowski was appointed to the office of Chief Accounting Officer and Controller effective February 14, 2018. Previous to such appointment, Mr. Tarnowski held the position of Controller. He left the Company effective as of October 31, 2020.

Incentive Plan Awards – Value Vested or Earned

Name	Option-Based Awards – Value Vested During the Year(US$)	Share-Based Awards – Value Vested During the Year (US$)	Non-Equity Incentive Plan Compensation – Value Earned During the Year (US$)
Scott A. Bakken	Nil	26,043	35,035
Mark S. Chalmers	Nil	253,896	240,000
David C. Frydenlund	Nil	181,783	137,816
W. Paul Goranson(1)	Nil	176,280	Nil (1)
Curtis H. Moore	Nil	51,921	37,560
Dee Ann Nazarenus	Nil	20,420	27,993
Matthew J. Tarnowski(2)	Nil	37,625	Nil (2)

Notes:
(1) Mr. Goranson ceased to be Chief Operating Officer effective August 31, 2020.
(2) Mr. Tarnowski ceased to be Chief Accounting Officer and Controller effective October 31, 2020.

Pension Plan Benefits and Deferred Compensation Plans

The Company does not provide defined pension plan benefits or any other pension plans that provide for payments or benefits at, following or in connection with retirement to its directors or officers.

The Company does not have any deferred compensation plans relating to its NEOs.

The Company has a 401(k) plan for the benefit of all its employees. Under the 401(k) plan employees are entitled to contribute up to statutorily permitted amounts, and the Company matches 100% of contributions up to the first 3% of base salary, and 50% of contributions up to the next 2% of base salary made by each employee into his or her 401(k) plan.

Employment Agreements and Termination and Change of Control Benefits

The Company has employment agreements with each of its current NEOs and certain other executive officers, which were negotiated on a case-by-case basis.

In order to better align the Senior Executive Officers’ compensation packages with those of the Company’s peers, the Company and its Senior Executive Officers agreed to certain amendments to the Senior Executive Officers’ existing employment agreements in March 2021. Under those amendments, the target equity incentive award percentage for the President and CEO was changed from 100% of base salary to 120% of base salary and the target cash bonus award percentage for the Chief Financial Officer, General Counsel and Corporate Secretary was changed from 40% of base salary to 50% of base salary. In addition, effective January 1, 2021, the base salary of the President and Chief Executive Officer was increased from $400,000 per year to $440,000 per year and the base salary of the Chief Financial Officer, General Counsel and Corporate Secretary was increased from $287,116 per year to $315,828 per year. All other provisions of the Senior Executive Officers’ employment agreements remained unchanged.

A summary of the material terms of each employment agreement, as amended, is set out below.

The events that trigger payment to an NEO on account of a termination or a change of control are negotiated and documented in each employment contract. These benefits attempt to balance the protection of the employee upon the occurrence of such events with the preservation of the executive base in the event such a change of control occurs. As noted below, there are certain circumstances that trigger payment, vesting of stock options, SARs and/or or RSUs, or the provision of other benefits to an NEO upon termination and change of control.

Scott A. Bakken

Mr. Bakken’s employment agreement (the “Bakken Agreement”), effective September 1, 2020, has a term of two years and will automatically renew for additional one-year terms unless either party provides a notice not to renew at least 90 days prior to the end of the initial two-year term or any subsequent one-year term. Pursuant to the Bakken Agreement, Mr. Bakken is currently paid an annual salary of US$184,969 (the “Bakken Base Salary”), subject to review and increase at the discretion of the Company. Pursuant to the Bakken Agreement, Mr. Bakken will act as Vice President, Regulatory Affairs of the Company.

Mr. Bakken is also entitled to receive benefits such as health insurance, vacation and other benefits consistent with the Company’s benefit plans extended to other employees of the Company with a similar position or of a similar level. In addition to the Bakken Base Salary, Mr. Bakken will be eligible for the award of annual cash incentive compensation, at the discretion of the CEO of the Company. Such award is totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount. Mr. Bakken is also eligible to participate in and receive compensation under the Company’s Omnibus Equity Incentive Compensation Plan, consistent with the terms of that Plan. Any awards under that Plan are totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount.

The Company may terminate the Bakken Agreement for just cause, without just cause or in the event of a disability. Mr. Bakken may terminate his employment for “good reason” upon occurrence of any of the following: (i) a material reduction or diminution in his level of responsibility or office; (ii) a reduction in the Bakken Base Salary; or (iii) a proposed forced relocation to another geographic location greater than 50 miles from his current location at the time a move is requested after a change of control.

In the event Mr. Bakken’s employment is terminated by the Company without just cause or upon a disability or by the Company giving a notice not to renew the Bakken Agreement, or Mr. Bakken elects to resign for good reason, or upon his death, he or his estate will be entitled to severance pay (the “Bakken Severance Amount”) equal to 1.0 (the Bakken Severance Factor”) times the sum of the Bakken Base Salary for the full year in which the date of termination occurs and an amount equal to the greater of: (A) the Bakken Severance Factor multiplied by the highest total aggregate cash bonus paid to Mr. Bakken in any one of the last three years or the year in which Mr. Bakken’s termination occurs; or (B) fifteen percent of the Bakken Base Salary in effect at the time of such termination. The estimated Bakken Severance Amount payable to Mr. Bakken in the case of such a termination, assuming that the termination took place on December 31, 2020, would be a cash payment in the amount of US$201,501 (pursuant to Mr. Bakken’s current employment agreement but based on his base salary as at December 31, 2020).

Further, in the event that upon a change of control, Mr. Bakken’s employment is terminated and/or the successor entity does not assume and agree to perform all of the Company’s obligations under Mr. Bakken’s employment agreement with the Company, then Mr. Bakken’s employment will be deemed to have been terminated without just cause and Mr. Bakken will be entitled to receive the same Bakken Severance Amount as described above for a termination without just cause under the normal course. In addition, if Mr. Bakken’s employment is terminated without just cause or for a disability, or Mr. Bakken elects to resign for good reason, within 12 months after a change of control, then, in addition to the payment of the Bakken Severance Amount described above, all of Mr. Bakken’s unvested RSUs will automatically vest, all of Mr. Bakken’s unvested stock options will automatically vest and will be exercisable during the 90-calendar day period following termination, and Mr. Bakken’s SARs will be exercisable during the 270-calendar day period following termination without any change to the performance or vesting conditions which will still need to be met. The estimated Severance Amount payable to Mr. Bakken in the case of termination upon a change of control would be a cash payment in the amount of US$201,501, plus the value attributable to the accelerated vesting of previously issued RSUs payable in Common Shares of the Company of US$130,367, totaling US$331,868, assuming that the triggering event took place on December 31, 2020 (pursuant to Mr. Bakken’s current employment agreement, but based on his base salary as at December 31, 2020).

Mr. Bakken is subject to non-solicitation provisions during the term of his employment agreement and for a period of 12-months after termination, under which Mr. Bakken may not solicit any business from any customer, client or business relation of the Company, or hire or offer to hire or entice any officer, employee consultant or business relation away from the Company, except however, that Mr. Bakken may solicit any utility customer, trading partner, intermediary, broker, investor, strategic partner, joint venture partner, or other similar entity for new business that does not conflict with any active negotiations that were ongoing by the Company at the time of the termination.

Mark S. Chalmers

Mr. Chalmers’s employment agreement (the “Chalmers Agreement”), as amended on March 18, 2021, has a term of two years and will automatically renew for additional one-year terms unless either party provides a notice not to renew at least 90 days prior to the end of the initial two-year term or any subsequent one-year term. Pursuant to the Chalmers Agreement, Mr. Chalmers is currently paid an annual salary of US$440,000 (the “Chalmers Base Salary”), subject to review and increase at the discretion of the Company. Pursuant to the Chalmers Agreement, Mr. Chalmers will act as President and CEO of the Company.

Mr. Chalmers is also entitled to receive benefits such as health insurance, vacation and other benefits consistent with the Company’s benefit plans extended to other employees of the Company with a similar position or of a similar level. In addition, Mr. Chalmers has a cash bonus opportunity during each calendar year with a target equal to 50% (the “Chalmers Target Cash Bonus Percentage”) of his Base Salary (the “Chalmers Target Cash Bonus”), in accordance with the Company’s STIP, and an equity award opportunity during each calendar year with a target value equal to 120% (the “Chalmers Target Equity Award Percentage”) of his Base Salary (the “Chalmers Target Equity Award”), in accordance with the Company’s LTIP.

The Company may terminate the Chalmers Agreement for just cause, without just cause or in the event of a disability. Mr. Chalmers may terminate his employment for “good reason” upon occurrence of any of the following: (i) a material reduction or diminution in his level of responsibility or office; (ii) a reduction in the Chalmers Base Salary, Chalmers Target Cash Bonus Percentage or Chalmers Target Equity Award Percentage; or (iii) a proposed forced relocation to another geographic location greater than 50 miles from his current location at the time a move is requested after a change of control.

In the event Mr. Chalmers’s employment is terminated by the Company without just cause or upon a disability or by the Company giving a notice not to renew the Chalmers Agreement, or Mr. Chalmers elects to resign for good reason, or upon his death, he or his estate will be entitled to severance pay (the “Chalmers Severance Amount”) equal to 2.99 times the sum of the Chalmers Base Salary and the Chalmers Target Cash Bonus for the full year in which the date of termination occurs. The estimated amount payable to Mr. Chalmers in the case of such a termination, assuming that the termination took place on December 31, 2020, would be a cash payment in the amount of the Chalmers Severance Amount of US$1,794,000 (pursuant to Mr. Chalmers's currently amended employment agreement but based on his base salary as of December 31, 2020).

Further, in the event that upon a change of control, Mr. Chalmers’s employment is terminated and/or the successor entity does not assume and agree to perform all of the Company’s obligations under Mr. Chalmers’s employment agreement with the Company, then Mr. Chalmers’s employment will be deemed to have been terminated without just cause and Mr. Chalmers will be entitled to receive the same Chalmers Severance Amount as described above for a termination without just cause under the normal course. In addition, if Mr. Chalmers’s employment is terminated without just cause or for a disability, or Mr. Chalmers elects to resign for good reason, within 12 months after a change of control, then, in addition to the payment of the Chalmers Severance Amount, all of Mr. Chalmers’ unvested RSUs will automatically vest, all of Mr. Chalmers’s unvested stock options will automatically vest and will be exercisable during the 90-calendar day period following termination, and Mr. Chalmers’ SARs will be exercisable during the 270-calendar day period following termination without any change to the performance or vesting conditions which will still need to be met. The estimated Severance Amount payable to Mr. Chalmers in the case of termination upon a change of control would be a cash payment in the amount of US$1,794,000, plus the value attributable to the accelerated vesting of previously issued RSUs payable in Common Shares of the Corporation of US$1,008,187, totaling US$2,802,187 assuming that the triggering event took place on December 31, 2020 (pursuant to Mr. Chalmers's current amended employment agreement, but based on his base salary as of December 31, 2020).

Mr. Chalmers’ employment agreement also provides that if any of the payments or benefits provided or to be provided by the Company or its affiliates to Mr. Chalmers or for Mr. Chalmers’ benefit pursuant to the terms of his employment agreement or otherwise as a result of a change of control (“Covered Payments”) constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, (the “Code”) and would otherwise be subject to the excise tax imposed under Section 4999 of the Code or any similar tax imposed by state or local law or any interest or penalties with respect to such taxes (collectively, the “Excise Tax”), then the Covered Payments will be reduced (but not below zero) to the extent necessary so that the sum of all Covered Payments does not exceed a specified threshold amount (generally an amount equal to three times Mr. Chalmers’ average annual compensation from the Company for the five years preceding the year of the change of control).

If Mr. Chalmers voluntarily retires from the Company at any time after the fifth anniversary of the effective date of the Chalmers Agreement, all of Mr. Chalmers’ unvested stock options and RSUs will automatically vest and all of his SARs will be treated the same as in the case of a termination after a change of control.

Mr. Chalmers is subject to non-solicitation provisions during the term of his employment agreement and for a period of 12-months after termination, under which Mr. Chalmers may not solicit any business from any customer, client or business relation of the Company, or hire or offer to hire or entice any officer, employee consultant or business relation away from the Company.

David C. Frydenlund

Mr. Frydenlund’s employment agreement (the “Frydenlund Agreement”), amended as of March 18, 2021, has a term of two years and will automatically renew for additional one-year terms unless either party provides a notice not to renew at least 90 days prior to the end of the initial two-year term or any subsequent one-year term. Pursuant to the Frydenlund Agreement, Mr. Frydenlund is currently paid an annual salary of US$315,828 (the “Frydenlund Base Salary”), subject to review and increase at the discretion of the Company. Pursuant to the Frydenlund Agreement, Mr. Frydenlund will act as CFO, General Counsel and Corporate Secretary of the Company.

Mr. Frydenlund is also entitled to receive benefits such as health insurance, vacation and other benefits consistent with the Company’s benefit plans extended to other employees of the Company with a similar position or of a similar level. In addition, Mr. Frydenlund has a cash bonus opportunity during each calendar year with a target equal to 50% (the “Frydenlund Target Cash Bonus Percentage”) of his Base Salary (the “Frydenlund Target Cash Bonus”), in accordance with the Company’s STIP, and an equity award opportunity during each calendar year with a target value equal to 80% (the “Frydenlund Target Equity Award Percentage”) of his Base Salary (the “Frydenlund Target Equity Award”), in accordance with the Company’s LTIP.

The Company may terminate the Frydenlund Agreement for just cause, without just cause or in the event of a disability. Mr. Frydenlund may terminate his employment for “good reason” upon occurrence of any of the following: (i) a material reduction or diminution in his level of responsibility or office, provided that ceasing to be the CFO shall not constitute a material reduction or diminution in his level of responsibility or office; (ii) a reduction in the Frydenlund Base Salary, Frydenlund Target Cash Bonus Percentage or Frydenlund Target Equity Award Percentage; or (iii) a proposed forced relocation to another geographic location greater than 50 miles from his current location at the time a move is requested after a change of control.

In the event Mr. Frydenlund’s employment is terminated by the Company without just cause or upon a disability or by the Company giving a notice not to renew the Frydenlund Agreement, or Mr. Frydenlund elects to resign for good reason, or upon his death, he or his estate will be entitled to severance pay (the “Frydenlund Severance Amount”) equal to 2.0 times the sum of the Frydenlund Base Salary and the Frydenlund Target Cash Bonus for the full year in which the date of termination occurs. The estimated amount payable to Mr. Frydenlund in the case of such a termination, assuming that the termination took place on December 31, 2020, would be a cash payment in the amount of the Frydenlund Severance Amount of US$861,348 (pursuant to Mr. Frydenlund's current employment agreement but assuming his base salary as at December 31, 2020).

Further, in the event that upon a change of control, Mr. Frydenlund’s employment is terminated and/or the successor entity does not assume and agree to perform all of the Company’s obligations under Mr. Frydenlund’s employment agreement with the Company, then Mr. Frydenlund’s employment will be deemed to have been terminated without just cause and Mr. Frydenlund will be entitled to receive the same Frydenlund Severance Amount, as described above for a termination without just cause under the normal course. In addition, if Mr. Frydenlund’s employment is terminated without just cause or for a disability, or Mr. Frydenlund elects to resign for good reason, within 12 months after a change of control, then, in addition to the payment of the Frydenlund Severance Amount, all of Mr. Frydenlund’s unvested RSUs will automatically vest, all of Mr. Frydenlund’s unvested stock options will automatically vest and will be exercisable during the 90-calendar day period following termination, and Mr. Frydenlund’s SARs will be exercisable during the 270-calendar day period following termination without any change to the performance or vesting conditions which will still need to be met. The estimated Severance Amount payable to Mr. Frydenlund in the case of termination upon a change of control would be a cash payment in the amount of US$861,348, plus the value attributable to the accelerated vesting of previously issued RSUs payable in Common Shares of the Company of US$626,135, totaling US$1,487,483, assuming that the triggering event took place on December 31, 2020 (pursuant to Mr. Frydenlund's current employment agreement, but assuming his base salary as at December 31, 2020).

Mr. Frydenlund’s employment agreement also provides that if any Covered Payments constitute “parachute payments” within the meaning of the Code and would otherwise be subject to the excise tax imposed under Section 4999 of the Code or any Excise Tax, then the Covered Payments will be reduced (but not below zero) to the extent necessary so that the sum of all Covered Payments does not exceed a specified threshold amount (generally an amount equal to three times Mr. Frydenlund’s average annual compensation from the Company for the five years preceding the year of the change of control).

In addition to payment of the Frydenlund Severance Amount and other amounts in either of the circumstances set out above, in the event of any termination, the Company will reimburse all direct costs of relocating Mr. Frydenlund and his family to Canada, provided such relocation occurs within 14 months from the date of termination. Such reimbursement will not apply to the extent the costs contemplated are paid by another employer.

Mr. Frydenlund is subject to non-solicitation provisions during the term of his employment agreement and for a period of 12-months after termination, under which Mr. Frydenlund may not solicit any business from any customer, client or business relation of the Company, or hire or offer to hire or entice any officer, employee consultant or business relation away from the Company.

Curtis H. Moore

Mr. Moore’s employment agreement (the “Moore Agreement”), effective October 6, 2017, has a term of two years and will automatically renew for additional one-year terms unless either party provides a notice not to renew at least 90 days prior to the end of the initial two-year term or any subsequent one-year term. Pursuant to the Moore Agreement, Mr. Moore is currently paid an annual salary of US$199,957 (the “Moore Base Salary”), subject to review and increase at the discretion of the Company. Pursuant to the Moore Agreement, Mr. Moore will act as Vice President, Marketing and Corporate Development of the Company.

Mr. Moore is also entitled to receive benefits such as health insurance, vacation and other benefits consistent with the Company’s benefit plans extended to other employees of the Company with a similar position or of a similar level. In addition to the Moore Base Salary, Mr. Moore will be eligible for the award of annual cash incentive compensation, at the discretion of the CEO of the Company. Such award is totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount. Mr. Moore is also eligible to participate in and receive compensation under the Company’s Omnibus Equity Incentive Compensation Plan, consistent with the terms of that Plan. Any awards under that Plan are totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount.

The Company may terminate the Moore Agreement for just cause, without just cause or in the event of a disability. Mr. Moore may terminate his employment for “good reason” upon occurrence of any of the following: (i) a material reduction or diminution in his level of responsibility or office; (ii) a reduction in the Moore Base Salary; or (iii) a proposed forced relocation to another geographic location greater than 50 miles from his current location at the time a move is requested after a change of control.

In the event Mr. Moore’s employment is terminated by the Company without just cause or upon a disability or by the Company giving a notice not to renew the Moore Agreement, or Mr. Moore elects to resign for good reason, or upon his death, he or his estate will be entitled to severance pay (the “Moore Severance Amount”) equal to 1.0 (the Moore Severance Factor”) times the sum of the Moore Base Salary for the full year in which the date of termination occurs and an amount equal to the greater of: (A) the Moore Severance Factor multiplied by the highest total aggregate cash bonus paid to Mr. Moore in any one of the last three years or the year in which Mr. Moore’s termination occurs; or (B) fifteen percent of the Moore Base Salary in effect at the time of such termination. The estimated Moore Severance Amount payable to Mr. Moore in the case of such a termination, assuming that the termination took place on December 31, 2020, would be a cash payment in the amount of US$216,022 (pursuant to Mr. Moore’s current employment agreement but assuming his base salary as at December 31, 2020).

Further, in the event that upon a change of control, Mr. Moore’s employment is terminated and/or the successor entity does not assume and agree to perform all of the Company’s obligations under Mr. Moore’s employment agreement with the Company, then Mr. Moore’s employment will be deemed to have been terminated without just cause and Mr. Moore will be entitled to receive the same Moore Severance Amount as described above for a termination without just cause under the normal course. In addition, if Mr. Moore’s employment is terminated without just cause or for a disability, or Mr. Moore elects to resign for good reason, within 12 months after a change of control, then, in addition to the payment of the Moore Severance Amount described above, all of Mr. Moore’s unvested RSUs will automatically vest, all of Mr. Moore’s unvested stock options will automatically vest and will be exercisable during the 90-calendar day period following termination, and Mr. Moore’s SARs will be exercisable during the 270-calendar day period following termination without any change to the performance or vesting conditions which will still need to be met. The estimated Severance Amount payable to Mr. Moore in the case of termination upon a change of control would be a cash payment in the amount of US$216,022, plus the value attributable to the accelerated vesting of previously issued RSUs payable in Common Shares of the Company of US$278,593, totaling US$494,615, assuming that the triggering event took place on December 31, 2020 (pursuant to Mr. Moore’s current employment agreement, but assuming his base salary as at December 31, 2020).

Mr. Moore is subject to non-solicitation provisions during the term of his employment agreement and for a period of 12-months after termination, under which Mr. Moore may not solicit any business from any customer, client or business relation of the Company, or hire or offer to hire or entice any officer, employee consultant or business relation away from the Company, except however, that Mr. Moore may solicit any utility customer, trading partner, intermediary, broker, investor, strategic partner, joint venture partner, or other similar entity for new business that does not conflict with any active negotiations that were ongoing by the Company at the time of the termination.

Dee Ann Nazarenus

Ms. Nazarenus’ employment agreement (the “Nazarenus Agreement”), effective September 1, 2020, has a term of two years and will automatically renew for additional one-year terms unless either party provides a notice not to renew at least 90 days prior to the end of the initial two-year term or any subsequent one-year term. Pursuant to the Nazarenus Agreement, Ms. Nazarenus is currently paid an annual salary of US$149,963 (the “Nazarenus Base Salary”), subject to review and increase at the discretion of the Company. Pursuant to the Nazarenus Agreement, Ms. Nazarenus will act as Vice President, Human Resources and Administration of the Company.

Ms. Nazarenus is also entitled to receive benefits such as health insurance, vacation and other benefits consistent with the Company’s benefit plans extended to other employees of the Company with a similar position or of a similar level. In addition to the Nazarenus Base Salary, Ms. Nazarenus will be eligible for the award of annual cash incentive compensation, at the discretion of the CEO of the Company. Such award is totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount. Ms. Nazarenus is also eligible to participate in and receive compensation under the Company’s Omnibus Equity Incentive Compensation Plan, consistent with the terms of that Plan. Any awards under that Plan are totally discretionary as determined by the CEO of the Company, and it is understood there is no guarantee of any award, let alone an award in any particular amount.

The Company may terminate the Nazarenus Agreement for just cause, without just cause or in the event of a disability. Ms. Nazarenus may terminate her employment for “good reason” upon occurrence of any of the following: (i) a material reduction or diminution in her level of responsibility or office; (ii) a reduction in the Nazarenus Base Salary; or (iii) a proposed forced relocation to another geographic location greater than 50 miles from her current location at the time a move is requested after a change of control.

In the event Ms. Nazarenus’ employment is terminated by the Company without just cause or upon a disability or by the Company giving a notice not to renew the Nazarenus Agreement, or Ms. Nazarenus elects to resign for good reason, or upon her death, she or her estate will be entitled to severance pay (the “Nazarenus Severance Amount”) equal to 1.0 (the Nazarenus Severance Factor”) times the sum of the Nazarenus Base Salary for the full year in which the date of termination occurs and an amount equal to the greater of: (A) the Nazarenus Severance Factor multiplied by the highest total aggregate cash bonus paid to Ms. Nazarenus in any one of the last three years or the year in which Ms. Nazarenus’ termination occurs; or (B) fifteen percent of the Nazarenus Base Salary in effect at the time of such termination. The estimated Nazarenus Severance Amount payable to Ms. Nazarenus in the case of such a termination, assuming that the termination took place on December 31, 2020, would be a cash payment in the amount of US$164,500 (pursuant to Ms. Nazarenus’ current employment agreement but assuming her base salary as at December 31, 2020).

Further, in the event that upon a change of control, Ms. Nazarenus’ employment is terminated and/or the successor entity does not assume and agree to perform all of the Company’s obligations under Ms. Nazarenus’ employment agreement with the Company, then Ms. Nazarenus’ employment will be deemed to have been terminated without just cause and Ms. Nazarenus will be entitled to receive the same Nazarenus Severance Amount as described above for a termination without just cause under the normal course. In addition, if Ms. Nazarenus’ employment is terminated without just cause or for a disability, or Ms. Nazarenus elects to resign for good reason, within 12 months after a change of control, then, in addition to the payment of the Nazarenus Severance Amount described above, all of Ms. Nazarenus’ unvested RSUs will automatically vest, all of Ms. Nazarenus’ unvested stock options will automatically vest and will be exercisable during the 90-calendar day period following termination, and Ms. Nazarenus’ SARs will be exercisable during the 270-calendar day period following termination without any change to the performance or vesting conditions which will still need to be met. The estimated Severance Amount payable to Ms. Nazarenus in the case of termination upon a change of control would be a cash payment in the amount of US$164,500, plus the value attributable to the accelerated vesting of previously issued RSUs payable in Common Shares of the Company of US$102,437, totaling US$266,937, assuming that the triggering event took place on December 31, 2020 (pursuant to Ms. Nazarenus’ current employment agreement, but assuming her base salary as at December 31, 2020).

Ms. Nazarenus is subject to non-solicitation provisions during the term of her employment agreement and for a period of 12-months after termination, under which Ms. Nazarenus may not solicit any business from any customer, client or business relation of the Company, or hire or offer to hire or entice any officer, employee consultant or business relation away from the Company, except however, that Ms. Nazarenus may solicit any utility customer, trading partner, intermediary, broker, investor, strategic partner, joint venture partner, or other similar entity for new business that does not conflict with any active negotiations that were ongoing by the Company at the time of the termination.

COMPENSATION COMMITTEE REPORT

Based on the Compensation Committee’s review of the Compensation Discussion and Analysis and discussions with the Board and the Company’s management, the Compensation Committee recommended that the foregoing Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Submitted by the members of the Compensation Committee of the Board:

Benjamin Eshleman III
Bruce D. Hansen
Robert W. Kirkwood, Chair

Director Compensation

Director Compensation Table

The Company’s policy with respect to directors’ compensation was developed by the Board, on recommendation of the Compensation Committee. The following table sets forth the compensation awarded, paid to or earned by the directors of the Company during the most recently completed fiscal year. Directors of the Company who are also officers or employees of the Company are not compensated for service on the Board; therefore, no fees were payable to Mark S. Chalmers for his service as a director of the Company in 2020.

Name(1)	Fees Earned (US$)(2)	Share-Based Awards (US$)(3)	Option-Based Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Pension Value (US$)	All Other Compensation (US$)	Total (US$)
J. Birks Bovaird	44,000	88,000	Nil	Nil	Nil	Nil	132,000
Benjamin Eshleman III	36,666	73,332	Nil	Nil	Nil	Nil	109,998
Barbara A. Filas	36,666	73,332	Nil	Nil	Nil	Nil	109,998
Bruce D. Hansen	41,066	82,132	Nil	Nil	Nil	Nil	123,198
Dennis Higgs	33,734	67,468	Nil	Nil	Nil	Nil	101,202
Robert W. Kirkwood	36,666	73,332	Nil	Nil	Nil	Nil	109,998
Alexander G. Morrison	33,734	67,468	Nil	Nil	Nil	Nil	101,202

Notes:
(1) As President and CEO, Mr. Chalmers was not paid any fees for acting as a director and is therefore not represented on the Director Compensation Table.
(2) All fees were calculated in U.S. dollars. Messrs. Bovaird and Higgs were then paid in Cdn$ equivalents based on rates at the time of payment.
(3) The share-based awards were comprised of RSUs, which were granted during 2020. One half of the RSUs issued in 2020 vested on January 27, 2021, another 25% will vest on January 27, 2022 and the remaining 25% will vest on January 27, 2023. Upon vesting, each RSU entitles the holder thereof to one Common Share without the payment of any additional consideration.

Retainer and Meeting Fees

The Company’s director compensation program is designed to enable the Company to attract and retain highly qualified individuals to serve as directors. Based on advice from the Harlon Group, to ensure that the compensation payable to the Company’s directors is in line with the peer group used for determining NEO compensation, and on recommendation of the Compensation Committee, during 2020, the compensation payable to directors, which is paid only to non-employee directors, was:
•annual retainer for Board member of US$33,734;
•annual retainer for committee (other than Audit Committee) Chairs of US$36,666;
•annual retainer for Audit Committee Chair of US$41,066;
•annual retainer for Chair of the Board of US$44,000;
•reimbursement of related travel and out-of-pocket expenses; and
•no additional fees for attendance at Board or committee meetings.

Incentive Plan Awards

The table below shows the number of stock options and RSUs outstanding for each director (other than Mr. Chalmers) and their value as of December 31, 2020 based on the last trade of the Common Shares on the NYSE American prior to the close of business on December 31, 2020 of US$4.26.

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2020

	Option-Based Awards				Share-Based Awards(1)
Name(2)	Number of Securities Underlying Unexercised Options(3)	Option Exercise Price (US$)(3)	Option Expiration Date	Value of Unexercised In-the-Money Options (US$)	Number of Shares or Units of Shares that Have Not Vested	Market or Payout Value of Share-Based Awards that Have Not Vested (US$)
J. Birks Bovaird (Chair)	Nil	Nil	Nil	Nil	77,072	328,327
Benjamin Eshleman III	Nil	Nil	Nil	Nil	68,120	290,191
Barbara A. Filas(4)	Nil	Nil	Nil	Nil	61,702	262,851
Bruce D. Hansen	Nil	Nil	Nil	Nil	71,889	306,247
Dennis Higgs	17,212 17,212 27,412 18,615	7.42 5.18 4.79 4.48	12/12/2021 12/16/2022 07/11/2023 01/16/2025	Nil Nil Nil Nil	59,089	251,719
Robert W. Kirkwood	Nil	Nil	Nil	Nil	70,405	299,925
Alexander G. Morrison(5)	Nil	Nil	Nil	Nil	43,318	184,535

Notes:
(1) The share-based awards were comprised of RSUs, which were granted during 2018, 2019 and 2020. One half of the RSUs vest on the January 27 following the first anniversary of the date of grant, another 25% vest on the January 27 following the second anniversary of the date of grant, and the remaining 25% vest on the January 27 following the third anniversary of the date of grant. Upon vesting, each RSU entitles the holder thereof to one Common Share without the payment of any additional consideration.
(2) As President and CEO, Mr. Chalmers will not be paid any fees or equity grants for acting as a director.
(3) The number of options and the exercise price of the options have been adjusted to take into account the Consolidation.
(4) Barbara A. Filas was appointed to the Board on March 12, 2018.
(5) Mr. Morrison was appointed to the Board effective August 1, 2019.

Incentive Plan Awards – Value Vested or Earned During the 12-Month Period Ended December 31, 2020

Name(1)	Option-Based Awards – Value Vested During the Year (US$)	Share-Based Awards – Value Vested During the Year (US$)(2)	Non-Equity Incentive Plan Compensation – Value Earned During the Year (US$)
J. Birks Bovaird	Nil	57,345	Nil
Benjamin Eshleman III	Nil	42,603	Nil
Barbara A. Filas	Nil	32,206	Nil
Bruce D. Hansen	Nil	53,522	Nil
Dennis L. Higgs	Nil	43,965	Nil
Robert W. Kirkwood	Nil	46,309	Nil
Alexander G. Morrison	Nil	7,844	Nil

Notes:
(1) Mark S. Chalmers, the current President and CEO of the Company, was appointed to the Board on February 1, 2018. As President and CEO, Mr. Chalmers will not be paid any fees or equity grants for acting as a director.
(2) The value of share-based awards vesting, reported herein, reflect previously granted RSUs that vested in 2020, and include the value of those shares withheld from issuance to cover the Directors’ respective tax withholding obligations (with the exception of U.S.-based Directors, who are not considered employees of the Company).

Share Ownership Requirement

At its meeting held on January 23, 2014, the Board adopted a share ownership requirement for Board members. It provides that all non-employee directors must own a requisite number of Common Shares by the later of five years from the commencement of their directorship or the date on which the Common Share ownership requirement was adopted. Under this requirement, non-employee directors are required to own Common Shares with a value equal to twice (2x) the value of their annual director retainers. The Common Shares are valued at the higher of the price they were acquired or the year-end closing price of the Common Shares on the TSX or NYSE American for the previous year. Further, until such time as a non-employee director reaches his or her share ownership requirement, the non-employee director is required to hold 50% of all Common Shares received upon exercise of stock options or Stock Appreciation Rights (net of any Common Shares utilized to pay for the exercise price of the option and tax withholding) or upon the vesting of Restricted Stock Units (net of any shares utilized to pay for tax withholding, and shall not otherwise sell or transfer any Common Shares.

Shares that count toward satisfaction of this share ownership requirement, referred to as the “Qualifying Shares,” include:
•shares purchased on the open market;
•shares obtained through stock option or SAR exercises pursuant to the Company’s Equity Incentive Plan, as amended from time to time;
•shares obtained upon the vesting of RSUs granted pursuant to the Equity Incentive Plan;
•shares owned by a company that is controlled by the non-employee director; and
•shares owned by the spouse or a child of the non-employee director.

This requirement does not apply to a nominee of a shareholder of the Company pursuant to a contractual right of the shareholder to nominate one or more directors to the Board. In instances where the share ownership requirement is deemed inappropriate for, or would place a severe hardship on, a non-employee director, the Governance and Nominating Committee may recommend to the Board that it exempt that non-employee director from all or part of this requirement or, alternatively, that it develop an alternative share ownership requirement that reflects both the intention of the requirement and the personal circumstances of the non-employee director. A non-employee director who does not meet the share ownership requirements in the prescribed time period may be asked to resign from the Board and may not be re-nominated.

All of the directors of the Company are currently in compliance with this policy.

Share Holding Requirement

Until such time as a Non-Employee Director reaches his or her share ownership requirement, the Non-Employee Director is required to hold 50% of all shares of Common Stock received upon exercise of stock options or SARs (net of any shares utilized to pay for the exercise price of the option or SAR and tax withholding) or upon the vesting of RSUs (net of any shares utilized to pay for tax withholding), and shall not otherwise sell or transfer any Qualifying Shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, concerning options, RSUs and SARs outstanding pursuant to the Equity Incentive Plan, as well as outstanding Uranerz Replacement Options (defined below, see “Uranerz Replacement Options”), which have been approved by shareholders:

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights (US$)(1)(3)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	4,423,766 (2)(4)	$2.92 (5)	9,343,422
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,423,766	$2.92	9,343,422

Notes:
(1) The number of Common Shares, and the exercise price thereof, has been adjusted to take into account the Consolidation.
(2) Includes 1,609,087 stock options and 1,094,056 RSUs. With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% one year after the date of grant, as to another 25% two years after the date of grant, and as to the remaining 25% three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment.
(3) 1,094,056 RSUs have been excluded from the weighted average exercise price because they have no exercise price.
(4) Includes 1,720,623 SARs. Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the VWAP of the Common Shares on the NYSE American equalling or exceeding US$5.00 for any continuous 90-calendar day period; as to an additional one-third of the SARs granted, upon the VWAP of the Company’s common shares on the NYSE American equalling or exceeding US$7.00 for any continuous 90 calendar-day period; and as to the final one-third of the SARs granted, upon the VWAP of the Company’s common shares on the NYSE American equalling or exceeding US$10.00 for any continuous 90 calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020.
(5) Represents a weighted average exercise price of: (i) $2.58, which is the weighted average price pursuant to the Omnibus Equity Incentive Plan, and (ii) $5.94, which is the weighted average price pursuant to the Uranerz Replacement Options.

There are no compensation plans under which equity securities of the Company are authorized for issuance that were adopted without the approval of the Company’s shareholders.

2018 Amended and Restated Omnibus Equity Incentive Compensation Plan

Summary of Equity Incentive Plan

The following is a summary of the principal terms of the Equity Incentive Plan, which is qualified in its entirety by reference to the text of the Equity Incentive Plan. The Board or a committee authorized by the Board (the “Committee”) is responsible for administering the Equity Incentive Plan.

The annual burn rate under the Equity Incentive Plan, as defined by Section 613(p) of the TSX Company Manual, is the number of securities granted under the arrangement during the applicable fiscal year* divided by the weighted average number of securities outstanding for the applicable fiscal year, for the years ended December 31, 2020, 2019 and 2018, respectively, are as follows:

	2020	2019	2018
Weighted Average Number of Securities Outstanding	121,168,136	95,665,367	83,475,400
Options Granted	711,414	296,450	442,956
RSUs Granted	740,998	731,435	1,191,132
SARs Granted	Nil	2,195,994	Nil
Total Securities Awarded under the Arrangement	1,452,412	3,223,879	1,634,088
Burn Rate	1.2%	3.4%	2.0%

* For purposes of this table, all equity is reported in the year granted, not necessarily earned.

The Equity Incentive Plan will permit the Committee to grant awards (“Awards”) to eligible participants thereunder (“Participants”) for non-qualified stock options (“NQSOs”), incentive stock options (“ISOs” and together with NQSOs, “Options”), SARs, restricted stock (“Restricted Stock”), RSUs, deferred share units (“DSUs”), performance shares (“Performance Shares”), performance units (“Performance Units”) and stock-based awards (“SBAs”) to Eligible Participants.

The number of Common Shares reserved for issuance under the Equity Incentive Plan shall not exceed 10% of the then-issued and outstanding Common Shares from time to time. Subject to applicable law, the requirements of the TSX or the NYSE American and any shareholder or other approval which may be required, the Board may in its discretion amend the Plan to increase such limit without notice to any Participants. The number of Common Shares reserved for issuance to insiders of the Company pursuant to the Equity Incentive Plan, together with all other share compensation arrangements, shall not exceed 10% of the outstanding Common Shares. Within any one-year period, the number of Common Shares issued to insiders pursuant to the Equity Incentive Plan and all other share compensation arrangements of the Company will not exceed an aggregate of 10% of the outstanding Common Shares.

Pursuant to the rules of the TSX, since the Equity Incentive Plan provides for a maximum number of Common Shares issuable thereunder based on a percentage of the outstanding Common Shares from time to time, the Equity Incentive Plan must be renewed by approval of the shareholders of the Company every three years.

Options

The exercise price for any Option granted pursuant to the Equity Incentive Plan will be determined by the Committee and specified in the Award Agreement, provided however, that the price will not be less than the fair market value (the “FMV”) of the Common Shares on the day of grant (which cannot be less than the greater of (a) the volume weighted average trading price of the Common Shares on the TSX or the NYSE American for the five trading days immediately prior to the grant date; or (b) the closing price of the Company’s Common Shares on the TSX or the NYSE American on the trading day immediately prior to the grant date), provided further, that the exercise price for an ISO granted to a holder of 10% or more of the Company’s Common Shares (a “Significant Shareholder”) shall not be less than 110% of the FMV.

Options will expire at such time as the Committee determines at the time of grant; provided, no Option will be exercisable later than the tenth anniversary date of its grant and, provided further, no ISO granted to a Significant Shareholder shall be exercisable after the expiration of five years from the date of grant, except where the expiry date of any NQSO would occur in a blackout period or within five days after the end of a blackout period, in which case the expiry date will be automatically extended to the tenth business day following the last day of a blackout period.

SARs

A stock appreciation right or an SAR entitles the holder to receive the difference between the FMV of a Common Share on the date of exercise and the grant price. The grant price of an SAR will be determined by the Committee and specified in the Award Agreement. The price will not be less than the FMV of the Company’s Common Shares on the day of grant.

Upon the exercise of an SAR, a Participant shall be entitled to receive payment from the Company in an amount representing the difference between the FMV of the underlying Common Shares on the date of exercise over the grant price. At the discretion of the Committee, the payment may be in cash, Common Shares, or some combination thereof.

Restricted Stock and RSUs

Restricted Stock are awards of Common Shares that are subject to forfeiture based on the passage of time, the achievement of performance criteria, and/or the occurrence of other events, over a period of time, as determined by the Committee. RSUs are similar to Restricted Stock but provide a right to receive Common Shares or cash, or a combination of the two, upon settlement.
To the extent required by law, holders of Restricted Stock shall have voting rights during the restricted period; however, holders of RSUs shall have no voting rights until and unless Common Shares are issued on the settlement of such RSUs.

DSUs

DSUs are awards denominated in units that provide the holder with a right to receive Common Shares or cash or a combination of the two upon settlement.

Performance Shares and Performance Share Units

Performance Shares are awards, denominated in Common Shares, the value of which, at the time they are payable, are determined as a function of the extent to which corresponding performance criteria have been achieved. Performance Units are equivalent to Performance Shares but are denominated in units. The extent to which the performance criteria are met will determine the ultimate value and/or number of Performance Shares or Performance Units that will be paid to the Participant.

The Committee may pay earned Performance Shares or Performance Units in the form of cash or Common Shares equal to the value of the Performance Share or Performance Unit at the end of the performance period. The Committee may determine that holders of Performance Shares or Performance Units be credited with consideration equivalent to dividends declared by the Board and paid on outstanding Common Shares.

SBAs

The Committee may, to the extent permitted by the TSX and the NYSE American, as applicable, grant other types of equity-based or equity-related Awards not otherwise described by the terms of the Equity Incentive Plan in such amounts and subject to such terms and conditions as the Committee determines. Such SBAs may involve the transfer of actual Common Shares to Participants, or payment in cash or otherwise of amounts based on the value of Common Shares.

Cessation of Awards

Upon termination of the Participant’s employment or term of office or engagement with the Company for any reason other than death: (i) any of the Options held by the Participant that are exercisable on the termination date continue to be exercisable until the earlier of three months (six months in the case of a voluntary retirement) after the termination date and the date on which the exercise period of the Option expires, and any Options that have not vested at the termination date shall immediately expire; (ii) any RSUs held by a Participant that have vested at the termination date will be paid to the Participant and any RSUs that have not vested at the termination date will be immediately cancelled unless otherwise determined by the Committee; and (iii) the treatment for all other types of Awards shall be as set out in the applicable Award agreement.

Corporate Reorganization and Change of Control

In connection with a Corporate Reorganization, the Committee will have the discretion to permit a holder of Options to purchase, and the holder shall be required to accept, on the exercise of such Option, in lieu of Common Shares, securities or other property that the holder would have been entitled to receive as a result of the Corporate Reorganization if that holder had owned all Common Shares that were subject to the Option.

In the event of a Change of Control (as defined in the Equity Incentive Plan), subject to applicable laws and rules and regulations of a national exchange or market on which the Common Shares are listed or as otherwise provided in any Award agreement, (a) all Options and SARs shall be accelerated to become immediately exercisable; (b) all restrictions imposed on Restricted Stock and RSUs shall lapse and RSUs shall be immediately settled and payable; (c) target payout opportunities attainable under all outstanding Awards of performance-based Restricted Stock, performance-based RSUs, Performance Units and Performance Shares shall be deemed to have been fully earned; (d) unless otherwise specifically provided in a written agreement entered into between the Participant and the Company or an Affiliate, the Committee shall immediately cause all other Stock-Based Awards to vest and be paid out as determined by the Committee, and (e) the Committee will have discretion to cancel all outstanding Awards, and the value of such Awards will be paid in cash based on the change of control price.

Notwithstanding the above, no acceleration of vesting, cancellation, lapsing of restrictions, payment of an Award, cash settlement or other payment will occur with respect to an Award if the Committee determines, in good faith, that the Award will be honored, assumed or substituted by a successor corporation, provided that such honored, assumed or substituted Award must: (a) be based on stock which is traded on the TSX and/or the NYSE American or another established securities market in the United States; (b) provide such Participant with rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under such Award; (c) recognize, for the purpose of vesting provisions, the time that the Award has been held prior to the Change of Control; (d) have substantially equivalent economic value to such Award; and (e) have terms and conditions which provide that in the event a Participant’s employment with the Company, and affiliate or a successor Company is involuntarily terminated or constructively terminated at any time within twelve months of the Change of Control, any conditions on a Participant’s rights under, or any restrictions on transfer or exercisability applicable to such alternative Award shall be waived or shall lapse, as the case may be.

Amending the Equity Incentive Plan

Except as set out below, and as otherwise provided by law or stock exchange rules, the Equity Incentive Plan may be amended, altered modified, suspended or terminated by the Committee at any time, without notice or approval from shareholders, including but not limited to for the purposes of:

a.making any acceleration of or other amendments to the general vesting provisions of any Award;

b.waiving any termination of, extending the expiry date of, or making any other amendments to the general term of any Award or exercise period thereunder provided that no Award held by an insider may be extended beyond its original expiry date;

c.making any amendments to add covenants or obligations of the Company for the protection of Participants;

d.making any amendments not inconsistent with the Plan as may be necessary or desirable with respect to matters or questions which, in the good faith opinion of the Board, it may be expedient to make, including amendments that are desirable as a result of changes in law or as a “housekeeping” matter; or

e.making such changes or corrections which are required for the purpose of curing or correcting any ambiguity or defect or inconsistent provision or clerical omission or mistake or manifest error.

Amendments requiring the prior approval of the Company’s shareholders are: (i) a reduction in the price of a previously granted Option or SAR benefiting an insider; (ii) an increase in the total number of Common Shares available under the Equity Incentive Plan or the total number of Common Shares available for ISOs; (iii) an increase to the limit on the number of Common Shares issued or issuable to insiders; (iv) an extension of the expiry date of an Option or SAR other than in relation to a blackout period; and (v) any amendment to the amendment provisions of the Equity Incentive Plan.

Uranerz Replacement Options

On June 18, 2015, in connection with the acquisition of Uranerz, the Company issued 2,048,000 stock options of the Company, by assuming the then-existing options granted pursuant to the Uranerz 2005 Stock Option Plan, as amended on June 10, 2009 (the “2005 Stock Option Plan”). As of the date hereof, there are 437,701 stock options outstanding under the 2005 Stock Option Plan (the “Uranerz Replacement Options”). These options are now exercisable for Common Shares of the Company, adjusted to take into account the share exchange ratio applicable to that acquisition. No further stock options will be granted pursuant to the 2005 Stock Option Plan. The options have varying expiry dates with the last options expiring in June 2025.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth information as of March 18, 2021 regarding the ownership of our Common Shares by each NEO, each director and all directors and NEOs as a group. Except as set out below, the Company is not aware of any person who owns more than 5% of our Common Shares.

The number of Common Shares beneficially owned and the percentage of common shares beneficially owned are based on a total of 140,565,924 Common Shares issued and outstanding as of March 18, 2021.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Common Shares subject to options that are exercisable within 60 days following March 18, 2021 are deemed to be outstanding and beneficially owned by the optionee or holder for the purpose of computing share and percentage ownership of that optionee or holder but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. No RSUs vest within 60 days after March 18, 2021. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole or shared voting and investment power for all Common Shares shown as beneficially owned by them.

As of March 18, 2021, there were 140,565,924 Common Shares issued and outstanding as fully paid and non-assessable and carrying a right to one vote per share. The following table sets forth certain information regarding the direct ownership of Common Shares as of March 18, 2021 by: (i) each of Energy Fuels’ directors; (ii) each of Energy Fuels’ NEOs; and (iii) all of Energy Fuels’ NEOs and directors as a group.

Beneficial Ownership

Beneficial Owner (Named Executive Officers and Directors)(1)	Shares of Common Stock Currently Owned	Shares of Common Stock Acquirable Within 60 days(2)	Total	Percent of Class(3)
Scott A. Bakken	50,551	8,982	59,533	0.04%
J. Birks Bovaird	136,103	Nil	136,103	0.10%
Mark S. Chalmers	333,330	350,000	683,330	0.49%
Benjamin Eshleman III	101,224	Nil	101,224	0.07%
Barbara A. Filas	69,039	Nil	69,039	0.05%
David C. Frydenlund	262,514	130,014	392,528	0.28%
Bruce D. Hansen	179,455	Nil	179,455	0.13%
Dennis L. Higgs	329,856	80,451	410,307	0.29%
Robert W. Kirkwood(4)	535,718	Nil	535,718	0.38%
Curtis H. Moore	69,036	22,126	91,162	0.06%
Alexander G. Morrison	86,400	Nil	86,400	0.06%
Dee Ann Nazarenus	14,080	6,933	21,013	0.01%
Current Directors and Named Executive Officers as a Group (12 total)(5)	2,167,306	598,506	2,765,812	1.97%
Notes:
(1) Except as otherwise indicated, the address for each beneficial owner is 225 Union Blvd., Suite 600, Lakewood, Colorado 80228 USA.
(2) With respect to Energy Fuels’ NEOs and Energy Fuels’ directors, this amount includes common shares, which could be acquired upon exercise of stock options or SARs which are either currently vested and exercisable or will vest and become exercisable within 60 days after March 18, 2021. No RSUs vest within 60 days after March 18, 2021. As of market close on March 17, 2021, the first performance criterion to the January 2019 grant was met, the 90-calendar-day VWAP of Common Shares on the NYSE American having equaled or exceeded US$5.00. As a result, one-third (1/3) of each grantee's total number of SARs have vested and are now exercisable, subject to any blackout periods imposed by the Company.
(3) Based on 140,565,924 Common Shares outstanding on March 18, 2021.
(4) Robert W. Kirkwood has an indirect beneficial interest in Common Shares of the Company as follows: 211,275 held by Kirkwood Son Trust #2. Mr. Kirkwood has a direct beneficial interest in the remaining 324,443 Common Shares reported. In total, this indirect beneficial interest in Common Shares represents .38% of the class.
(5) The percent of class of Common Shares both directly and indirectly held by the Officers and Directors of the Company, excluding shares of common stock acquirable within 60 days of March 18, 2021 is 1.54%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
INTEREST OF MANAGEMENT & OTHERS IN MATERIAL TRANSACTIONS

The Company reviews all known relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether they qualify for disclosure as a transaction with related persons under Item 404(d) of Regulation S-K of the Exchange Act. We screen for these relationships and transactions through the annual circulation of a Directors and Officers Questionnaire, or a “D&O Questionnaire,” to each member of the Board and each of our officers who is a reporting person under Section 16 of the Exchange Act. The D&O Questionnaire contains questions intended to identify related persons and transactions between the Company and related persons. The Company’s Code of Business Conduct and Ethics requires that any situation that presents an actual or potential conflict between a director, officer or employee’s personal interest and the interests of the Company must be reported to the Company’s General Counsel or, in the case of reports by directors, to the Chair of the Company’s Audit Committee. Generally, any related-party transaction that would require disclosure pursuant to Item 404 of Regulation S-K would require prior approval. Any waivers from these requirements that are granted for the benefit of the Company’s directors or executive officers must be granted by the Board.

Except as described in this Annual Report on Form 10-K for the year ended December 31, 2020, no (i) officer, director, promoter or affiliate of the Company, (ii) proposed director of the Company, or (iii) associate or affiliate of any of the foregoing persons, has had any material interest, direct or indirect, in any transaction during the two fiscal years ended December 31, 2020 and 2019 or in any proposed transaction which has materially affected or would materially affect the Company or its subsidiaries.

On May 17, 2017, the Board appointed Robert W. Kirkwood and Benjamin Eshleman III to the Board of Directors of the Company.

Mr. Kirkwood is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear, owns a 19% interest in the Company’s Arkose Mining Venture, while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 entered into by Uranerz Energy Corporation (a subsidiary of the Company) and United Nuclear (the “Venture Agreement”).

United Nuclear contributed $0.13 million to the expenses of the Arkose Joint Venture based on the approved budget for the twelve months ended December 31, 2020.

Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC), together with Leoncito Plant, LLC and Leoncito Project, LLC (collectively, the “Acquired Companies”), in June 2016 by way of a Membership Interest Purchase Agreement (the “Purchase Agreement”) between Energy Fuels Inc., its subsidiary Energy Fuels Holdings Corp. as purchaser (the “Purchaser”), and Mesteña, LLC, Jones Ranch Minerals Unproven, Ltd. and Mesteña Unproven, Ltd. as sellers (collectively, the “Sellers”).

Pursuant to the Purchase Agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound and up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by the Sellers, and Mr. Eshleman and his extended family hold all of the ownership interests in the Sellers. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. Due to the price of U3O8, the Company did not pay any royalty payments to the Sellers or to Mr. Eshleman or his immediate family members during the year ended December 31, 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.0 million as of December 31, 2020.

CORPORATE GOVERNANCE DISCLOSURE

The Board is currently comprised of eight directors, and eight are nominated for election as directors of the Company at the Meeting.

The Board is responsible for determining whether or not each director is independent. This assessment is made in accordance with standards set forth in Section 803 of the NYSE American LLC Company Guide (the “NYSE Guide”), as well as NI 52-110, and the Company’s corporate governance policies. Under NI 52-110, a director is considered to be unrelated and independent by the Board if the Board determines that the director has no direct or indirect material relationship with the Company. A material relationship is a relationship that could, in the view of the Board, be reasonably expected to interfere with the exercise of the director’s judgment independent of management. With the assistance of the Governance and Nominating Committee, the Board reviews each director’s independence annually and upon the appointment or election of a new director. The Board last considered this matter at its meeting on March 18, 2021.

Seven of the eight directors are considered by the Board to be independent within the meaning of NI 52-110 and Section 803A of the NYSE Guide. Mark S. Chalmers is not an independent director as he is the President and CEO of the Company. However, each of the remaining directors, namely, J. Birks Bovaird, Benjamin Eshleman III, Barbara A. Filas, Bruce D. Hansen, Dennis L. Higgs, Robert W. Kirkwood and Alexander G. Morrison, are independent directors of the Company since none have been an executive officer or employee of the Company during the last three years, nor has a relationship that would interfere with the exercise of independent judgement in carrying out the responsibilities as a director.

The Chair of the Board, and the Chairs of all of the Board’s Committees are independent directors.

A number of directors of the Company are also directors of other reporting issuers (see Item 10, above).

The Chair of the Board, J. Birks Bovaird, is not a member of management and is an unrelated and independent director. One of his principal responsibilities is to oversee the Board processes so that it operates efficiently and effectively in carrying out its duties and to act as a liaison between the Board and management. The independent directors of the Board are encouraged by the Board to hold private sessions as such independent directors deem necessary in the circumstances.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services

Year Ended	Audit Fees(1)	Audit-Related Fees	Tax Fees(3)	All Other Fees(4)
December 31, 2020	$520,000	Nil	$30,204	Nil
December 31, 2019	$1,271,396(2)	Nil	$23,097	Nil

Notes:
(1) “Audit Fees” are the aggregate fees billed by KPMG in auditing the Company’s annual financial statements.
(2) Audit Fees for the year ended December 31, 2019 include $656,000 for the Company’s first Internal Controls Over Financial Reporting (“ICFR”) audit under Section 404(b) of the Sarbanes Oxley Act of 2002, due to the Company ceasing to be an “emerging growth company” effective December 31, 2019 and because the Company did not meet the definition of “non-accelerated filer.” Had the Company met the definition of “non-accelerated filer”, it would have been exempt from the ICFR audit requirements for the year ended December 31, 2019. At the time the Company filed its Form 10-K for the year ended December 31, 2019, it was not a “smaller reporting company” because it had a public float of greater than $75 million. However, on March 12, 2020, the SEC announced changes to the definitions of “accelerated filer” and “large accelerated filer” effective as of April 27, 2020. Pursuant to these changes, companies meeting the definition of “smaller reporting company” with annual revenues of less than $100 million are not required to obtain an ICFR audit by an independent auditor. The Company’s year ended December 31, 2019 revenue was $5.9 million. The Company’s year ended December 31, 2020 revenue was $1.7 million. If the Company’s revenue remains less than $100 million and its public float is less than $700 million, then there would be no requirement for an ICFR audit by an independent auditor for the year ended December 31, 2021. The Company’s public float as at March 18, 2021 exceeded $700 million. If the Company’s public float continues to exceed $700 million at June 30, 2021, then the Company would be subject to an ICFR audit by an independent auditor for the year ended December 31, 2021.
(3) “Tax Fees” are fees for professional services rendered by KPMG for tax compliance, tax advice and tax planning. These fees are paid Canadian dollars and were translated into U.S. dollars using the December 31, 2020 foreign exchange rate of 1 Cdn$ = USD$1.27. The fees for the year ended December 31, 2020 are an estimate because the work will be performed in 2021.
(4) “All Other Fees” consist of fees for product and services other than the services reported above.

Policy on Pre-Approval by our Audit Committee of Services Performed by Independent Auditors

Pursuant to the Audit Committee Charter, the Audit Committee has the responsibility to review and approve the fees charged by the external auditors for audit services, and to review and approve all services other than audit services to be provided by the external auditors, and associated fees. All engagements and fees for the fiscal year ended December 31, 2020 were pre-approved by the Audit Committee.

The Company also has in place a “Policy for Hiring Members (or Former Members) of Independent Public Auditors.” Such Policy mandates that the Company or its subsidiaries will not hire any person in a Financial Reporting Oversight Role, as defined therein, during a fiscal period unless the individual is not a Member of the Audit Engagement Team (defined as the lead partner, the concurring partner or any other member of the audit engagement team who provided more than ten hours of audit, review or attest services for the Company during the relevant period) at any time during the fiscal period and had not been a Member of the Audit Engagement Team during the one year period preceding the Initiation of the Audit (defined for a fiscal period as the day after the Form 10-K covering the previous fiscal period is filed with the SEC) for the fiscal period.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

3.1	Articles of Continuance dated September 2, 2005 (1)

3.2	Articles of Amendment dated May 26, 2006 (2)

3.3	Bylaws (3)

4.1	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (4)

4.2	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (5)

4.3	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (6)

10.2	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (7)

10.3	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (8)

10.4
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. (“Redwood”), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (9)

10.5	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 2011 (10)

10.6	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company (Canada), dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (11)

10.7	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (12)

10.8	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (13)

10.9	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021

10.10	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021

10.11	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (14)

Exhibit No.	Document Description
10.12	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (15)

10.13	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (16)

10.14	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (17)

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of SLR Consulting (Canada) Ltd. (formerly Roscoe Postle Associates Inc.)

23.3	Consent of William E. Roscoe

23.4	Consent of Douglas H. Underhill

23.5	Consent of Thomas C. Pool

23.6	Consent of Robert Michaud

23.7	Consent of Stuart E. Collins

23.8	Consent of Mark B. Mathisen

23.9	Consent of Harold R. Roberts

23.10	Consent of Peters Geosciences

23.11	Consent of Douglas C. Peters

23.12	Consent of BRS Inc.

23.13	Consent of Douglas L. Beahm

23.14	Consent of W. Paul Goranson

23.15	Consent of Daniel Kapostasy

23.16	Consent of Allan Moran

23.17	Consent of Frank A. Daviess

23.18	Consent of SRK Consulting (U.S.) Inc.

Exhibit No.	Document Description
23.19	Consent of Christopher Moreton

23.20	Consent of Valerie Wilson

23.21	Consent of Jeffrey Woods

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

(1)Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(5)Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.
(6)Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(7)Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(8)Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.
(9)Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(10)Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(11)Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on June 1, 2018.
(12)Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(13)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(14)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(15)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(16)Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(17)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 22, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 22, 2021

Per:	/s/ David C. Frydenlund
David C. Frydenlund, Chief Financial Officer
(Principal Financial Officer)
Date: March 22, 2021

Per:	/s/ Sarai C. Luksch
Sarai C. Luksch, Controller
Date: March 22, 2021

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 22, 2021

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: March 22, 2021

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: March 22, 2021

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 22, 2021

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: March 22, 2021

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: March 22, 2021

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: March 22, 2021