Form 10-Q
period 2021-03-31
ENERGY FUELS INC
filed 2021-05-13
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36204
ENERGY FUELS INC.
(Exact name of registrant as specified in its charter)

Ontario,	Canada	98-1067994
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

225 Union Blvd.,	Suite 600
Lakewood,	Colorado	80228
(Address of principal executive offices)		(Zip Code)

(303) 974-2140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	UUUU	NYSE American
	EFR	Toronto Stock Exchange
Warrants to purchase common shares	UUUU-WT	NYSE American
	EFR.WT	Toronto Stock Exchange

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

As of May 12, 2021, the registrant had 143,435,715 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which may include, but are not limited to, statements with respect to: our anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, and other matters that may occur in the future, any expectation related to the proposed establishment of a uranium reserve for the United States (the “U.S. Uranium Reserve”) pursuant to the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. Uranium Reserve, and was signed into law on December 27, 2020, any expectation related to any additional or future recommendations of the United States Nuclear Fuel Working Group (the “U.S. Nuclear Fuel Working Group” or “Working Group”), any plans we may have to evaluate the ramp-up of production at any of our properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events, or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “is likely,” “budgets,” “scheduled,” “forecasts,” “intends,” “anticipates” or “does not anticipate,” “continues,” “plans,” “estimates,” or “believes,” and similar expressions or variations of such words and phrases or statements stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made. We believe that the expectations reflected in these forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct, and such forward-looking statements included in, or incorporated by reference into, this Quarterly Report should not be unduly relied upon. This information speaks only as of the date of this Quarterly Report.

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our planned production of REE carbonate commencing in 2021, and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the proposed establishment of a U.S. Uranium Reserve, and risks related to any additional or future recommendations of the U.S. Nuclear Fuel Working Group not benefiting us in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•global economic risks, including the occurrence of unforeseen or catastrophic events, such as the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), which could create economic and financial disruptions and require us to reduce or cease operations at some or all of our facilities for an indeterminate period of time, and which could have a material impact on our business, operations, personnel and financial condition;
•risks associated with mineral reserve and resource estimates, including the risk of errors in assumptions or methodologies;
•risks associated with changes to applicable mineral reserve and resource estimates disclosure rules and regulations;
•risks associated with estimating mineral extraction and recovery, forecasting future price levels necessary to support mineral extraction and recovery, and our ability to increase mineral extraction and recovery in response to any increases in commodity prices or other market conditions;
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
•risks associated with the establishment of a U.S. Uranium Reserve, being subject to appropriation by the Congress of the U.S., and the details of implementation of the U.S. Uranium Reserve and other recommendations of the U.S. Nuclear Fuel Working Group not yet having been defined;
•risks associated with any additional recommendations of the U.S. Nuclear Fuel Working Group not benefiting us in any material way;
•risks associated with the change in administration, and the new administration not supporting mining, uranium mining, nuclear energy or other aspects of our business, including not supporting the proposed establishment of a U.S. Uranium Reserve included in the COVID Relief and Omnibus Spending Bill passed by the U.S. Congress in December 2020, or any or all of the other recommendations of the U.S. Nuclear Fuel Working Group;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets, and equipment malfunctions;
•risks associated with the depletion of existing mineral resources through mining or extraction, without replacement with comparable resources;
•risks associated with identifying and obtaining adequate quantities of alternate feed materials and other feed sources required for operation of our White Mesa Mill in Utah (the “White Mesa Mill” or the “Mill”) in Utah;
•risks associated with labor costs, labor disturbances, and unavailability of skilled labor;
•risks associated with the availability and/or fluctuations in the costs of raw materials and consumables used in our production processes;
•risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;
•actions taken by regulatory authorities with respect to mineral extraction and recovery activities;
•risks associated with our dependence on third parties in the provision of transportation and other critical services;
•risks associated with our ability to obtain, extend or renew land tenure, including mineral leases and surface use agreements, on favorable terms or at all;
•risks associated with our ability to negotiate access rights on certain properties on favorable terms or at all;
•risks associated with potential information security incidents, including cybersecurity breaches, which could have negative impacts on us;
•risks associated with us potentially not being able to successfully develop, attract and retain qualified management personnel in the future, given that the number of individuals with significant experience in the uranium, vanadium and REE industries is relatively small;
•the adequacy of our insurance coverage;
•uncertainty as to reclamation and decommissioning liabilities;
•the ability of our bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending the outcome of such litigation and proceedings;
•our ability to meet our obligations to our creditors;
•our ability to access credit facilities on favorable terms;
•risks associated with our relationships with our business and joint venture partners;
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
•risks inherent in our and industry analysts’ forecasts or predictions of future uranium, vanadium, copper and REE price levels, including the prices for REE carbonates, REE oxides, REE metals and REE metal alloys;
•fluctuations in the market prices of uranium, vanadium, copper and REEs, which are cyclical and subject to substantial price fluctuations;
•risks associated with our uranium sales, if any, being required to be made at spot prices, unless we are able to enter into new long-term contracts at satisfactory prices in the future;
•risks associated with our vanadium sales, if any, generally being required to be made at spot prices;
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
•risks associated with any expectation that we will be successful in helping the U.S. Environmental Protection Agency and Navajo Nation address historic abandoned uranium mines;

•risks associated with asset impairment as a result of market conditions;
•risks associated with lack of access to markets and the ability to access capital;
•the market price of our securities;
•public resistance to nuclear energy or uranium extraction and recovery;
•governmental resistance to nuclear energy or uranium extraction or recovery;
•risks associated with inaccurate or nonobjective media coverage of our activities and the impact such coverage may have on the public, the market for our securities, government relations, permitting activities and legal challenges, as well as the costs to us of responding to such coverage;
•uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state subsidized production;
•risks associated with foreign governmental actions, policies, laws, rules and regulations, and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to us and impact our access to global and domestic markets for the supply of REE-bearing ores and the sale of REE carbonate and other REE products and services to world and domestic markets;
•risks associated with our involvement in industry petitions for trade remedies and the extension of the Russian Suspension Agreement, including the costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad;
•risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;
•risks related to potentially higher than expected costs related to any of our projects or facilities;
•risks related to our ability to recover copper from our Pinyon Plain uranium project ores;
•risks related to securities regulations;
•risks related to stock price and volume volatility;
•risks related to our ability to maintain our listing on the NYSE American and TSX;
•risks related to our ability to maintain our inclusion in various stock indices;
•risks related to dilution of currently outstanding shares, from additional share issuances, depletion of assets or otherwise;
•risks related to our lack of dividends;
•risks related to recent market events;
•risks related to our issuance of additional common shares (“Common Shares”) under our At-the-Market (“ATM”) program or otherwise to provide adequate liquidity in depressed commodity market circumstances;
•risks related to acquisition and integration issues;
•risks related to defects in title to our mineral properties;
•risks related to our securities; and
•risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and our other primary metals and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our proposed REE carbonate production or any other REE activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby, are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our reserve and resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs, bonding costs, or licensing/permitting requirements; and that we maintain ongoing relations with our employees and with our business and joint venture partners.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.

We qualify all forward-looking statements contained in this Quarterly Report by the above cautionary statements.

CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING ESTIMATES OF MINERAL RESERVES AND MINERAL RESOURCES

We qualify all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We are a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of our shareholders are U.S. residents, we are required to report our financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and our primary trading market is the NYSE American. However, because we are incorporated in Canada and also listed on the Toronto Stock Exchange (“TSX”), this Quarterly Report contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of U.S. securities laws. Unless otherwise indicated, all reserve and resource estimates included in this Quarterly Report, and in the documents incorporated by reference herein and therein, have been, and will be, prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators (the “CSA”), which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, differ significantly from the requirements of SEC Industry Guide 7. Thus, reserve and resource information contained herein, or incorporated by reference in this Quarterly Report, and in the documents incorporated by reference herein and therein, may not be comparable to similar information disclosed by companies reporting “reserve” and resource information under SEC Industry Guide 7. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve” under SEC Industry Guide 7. Under SEC Industry Guide 7 standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report “reserves”; the three-year historical average price, to the extent possible, is used in any “reserve” or cash flow analysis to designate “reserves”; and the primary environmental analysis or report must be filed with the appropriate governmental authority.

SEC Industry Guide 7’s disclosure standards historically have not permitted the inclusion of information concerning “Measured Mineral Resources,” “Indicated Mineral Resources” or “Inferred Mineral Resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by SEC Industry Guide standards. United States investors should also understand that “Inferred Mineral Resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “Inferred Mineral Resources” may not form the basis of feasibility or pre-feasibility studies. United States investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into mineral “reserves” as defined by SEC Industry Guide 7. Investors are cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists or is economically or legally mineable.

Disclosure of “contained pounds” or “contained ounces” in a resource estimate is permitted and typical disclosure under Canadian regulations; however, SEC Industry Guide 7 historically only permitted issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of reserves are also not the same as those of SEC Industry Guide 7, and reserves reported by us in compliance with NI 43-101 may not qualify as “reserves” under SEC Industry Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with SEC Industry Guide 7 standards.

All reserves that were reported in our Annual Report on Form 10-K for the year ended December 31, 2020 were estimated in accordance with the definitions set forth in NI 43-101. We do not have any mineral “reserves” within the meaning of SEC Industry Guide 7.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019 and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. We do not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending December 31, 2021 and, at this time, we do not know the full effect of the New Rule on our mineral resources and reserves and, therefore, the disclosure related to our mineral resources and reserves may be significantly different when computed using the requirements set forth in the New Rule.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	March 31,
	2021	2020
Revenues
Alternate feed materials processing and other	$353	$393
Total revenues	353	393
Other operating costs
Impairment of inventories	—	1,078
Development, permitting and land holding	3,371	677
Standby costs	2,135	1,924
Accretion of asset retirement obligation	321	478
Selling costs	—	12
General and administration	3,373	4,030
Total operating loss	(8,847)	(7,806)

Interest expense	(16)	(350)
Other income (loss)	(2,047)	2,492
Net loss	(10,910)	(5,664)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	353	152
Other comprehensive income	353	152
Comprehensive loss	$(10,557)	$(5,512)

Net loss attributable to:
Owners of the Company	$(10,908)	$(5,657)
Non-controlling interests	(2)	(7)
	$(10,910)	$(5,664)
Comprehensive loss attributable to:
Owners of the Company	$(10,555)	$(5,505)
Non-controlling interests	(2)	(7)
	$(10,557)	$(5,512)

Basic and diluted loss per share	$(0.08)	$(0.05)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$42,703	$20,168
Marketable securities	1,407	2,247
Trade and other receivables, net	1,177	1,169
Inventories, net	27,976	27,575
Prepaid expenses and other assets	1,933	1,313
Total current assets	75,196	52,472
Inventories, net	1,346	1,346
Operating lease right of use asset	601	662
Investments accounted for at fair value	2,254	779
Property, plant and equipment, net	23,457	23,621
Mineral properties, net	83,539	83,539
Restricted cash	20,826	20,817
Total assets	$207,219	$183,236

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,831	$3,321
Current portion of operating lease liability	298	289
Current portion of warrant liabilities	11,571	8,573
Current portion of asset retirement obligation	131	131
Total current liabilities	14,831	12,314
Operating lease liability	392	469
Asset retirement obligation	13,189	12,907
Total liabilities	28,412	25,690
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 140,816,496 at March 31, 2021 and 134,311,033 at December 31, 2020	581,135	549,317
Accumulated deficit	(408,720)	(397,812)
Accumulated other comprehensive income	2,661	2,308
Total shareholders' equity	175,076	153,813
Non-controlling interests	3,731	3,733
Total equity	178,807	157,546
Total liabilities and equity	$207,219	$183,236

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	$—	$(5,657)	$—	$(5,657)	$(7)	$(5,664)
Other comprehensive loss	—	$—	$—	$152	$152	$—	$152
Shares issued for cash by public offering	11,300,000	$16,611	$—	$—	$16,611	$—	$16,611
Shares issued for cash by at-the-market offering	2,388,815	$4,047	$—	$—	$4,047	$—	$4,047
Share issuance cost	—	$(1,563)	$—	$—	$(1,563)	$—	$(1,563)
Share-based compensation	—	$997	$—	$—	$997	$—	$997
Shares issued for the vesting of restricted stock units	490,453	$—	$—	$—	$—	$—	$—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	$(415)	$—	$—	$(415)	$—	$(415)
Shares issued for consulting services	30,000	$57	$—	$—	$57	$—	$57
Contributions attributable to non-controlling interest	—	$—	$—	$—	$—	$133	$133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Three months ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss for the period	$(10,910)	$(5,664)
Items not involving cash:
Depletion, depreciation and amortization	766	299
Share-based compensation	697	997
Change in value of Convertible Debentures	—	(465)
Change in value of warrant liabilities	3,504	(1,146)
Accretion of asset retirement obligation	321	478
Unrealized foreign exchange loss	433	394
Revision of asset retirement obligation	(39)	—
Impairment of inventories	—	1,078
Other non-cash expenses	(1,675)	795
Changes in assets and liabilities
Increase in inventories	(401)	(2,122)
(Increase) decrease in trade and other receivables	(10)	37
Increase in prepaid expenses and other assets	(626)	(495)
Decrease in accounts payable and accrued liabilities	(506)	(2,510)
Net cash used in operating activities	(8,446)	(8,324)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(602)	—
Maturities and sales of marketable securities	1,173	2,200
Net cash provided by investing activities	571	2,200
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	29,914	19,095
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(659)	(415)
Repayment of loans and borrowings	—	(241)
Cash received from exercise of warrants	436	—
Cash received from exercise of stock options	703	—
Cash received from non-controlling interest	—	133
Net cash provided by financing activities	30,394	18,572
Effect of exchange rate fluctuations on cash held in foreign currencies	25	(1,676)
Net change in cash, cash equivalents and restricted cash	22,544	10,772
Cash, cash equivalents and restricted cash, beginning of period	40,985	32,891
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$63,529	$43,663
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$16	$22
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time to time from solutions in its tailing impoundment system. The Company is in the process of ramping up to expected commercial production of REE ores in 2021 for the recovery of REEs and uranium.
The Company is an exploration stage mining company as defined by the U.S. SEC Industry Guide 7 as it has not established the existence of proven or probable reserves on any of its properties.
2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance U.S. GAAP and are presented in thousands of U.S. dollars, except for share and per share amounts. Certain footnote disclosures have share prices which are presented in Canadian dollars (“Cdn$”).
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2020. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.
3.    MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of March 31, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$824	$(399)	$982	$1,407
Marketable securities	$824	$(399)	$982	$1,407
The following table summarizes our marketable securities by significant investment categories as of December 31, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$824	$(418)	$1,841	$2,247
Marketable securities	$824	$(418)	$1,841	$2,247

4.    INVENTORIES

	March 31, 2021	December 31, 2020
Concentrates and work-in-progress(1)	$25,947	$25,768
Inventory of ore in stockpiles	241	241
Raw materials and consumables	3,134	2,912
	$29,322	$28,921
Inventories - by duration
Current	$27,976	$27,575
Long term - raw materials and consumables	1,346	1,346
	$29,322	$28,921
(1) For the three months ended March 31, 2021, the Company recorded an impairment loss of nil in the statement of operations related to concentrates and work in progress inventories (March 31, 2020 - $1.08 million).
5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(16,659)	$12,551	$29,210	$(16,150)	$13,060
Alta Mesa	13,626	(4,315)	9,311	13,626	(4,088)	9,538
Equipment and other	14,130	(12,535)	1,595	13,528	(12,505)	1,023
Property, plant and equipment total	$56,966	$(33,509)	$23,457	$56,364	$(32,743)	$23,621

The following is a summary of mineral properties:

	March 31, 2021	December 31, 2020
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2021	December 31, 2020
Asset retirement obligation, beginning of period	$13,038	$18,972
Revision of estimate	(39)	(7,845)
Accretion of liabilities	321	1,911
Asset retirement obligation, end of period	$13,320	$13,038
Asset retirement obligation:
Current	$131	$131
Non-current	13,189	12,907
Asset retirement obligation, end of period	$13,320	$13,038
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at March 31, 2021 is $42.29 million (December 31, 2020 - $41.95 million).
The following table summarizes the Company’s restricted cash:

	March 31, 2021	December 31, 2020
Restricted cash, beginning of period	$20,817	$20,081
Additional collateral posted	9	768
Refunds of collateral	—	(32)
Restricted cash, end of period	$20,826	$20,817
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
Cash, cash equivalents and restricted cash are included in the following accounts at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$42,703	$20,168
Restricted cash included in other long-term assets	20,826	20,817
Total cash, cash equivalents and restricted cash	$63,529	$40,985
7.    LOANS AND BORROWINGS
On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Convertible Debentures”) at a price of Cdn$1,000 per Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Convertible Debentures were convertible into Common Shares at the option of the holder. Interest was paid in cash and, in addition, unless an event of default had occurred and was continuing, the Company had the option to elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Convertible Debentures, on the date it was payable under the indenture: (i) in cash; (ii) by delivering sufficient Common Shares to the debenture trustee, for sale, to satisfy the interest obligations in accordance with the indenture in which event holders of the Convertible Debentures were entitled to receive a cash payment equal to the proceeds of the sale of such Common Shares; or (iii) any combination of (i) and (ii).
On August 4, 2016, the Company, by a vote of the debenture holders, extended the maturity date of the Convertible Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Convertible Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that enabled the Company, upon giving not less than 30 days’ notice to debenture holders, to redeem the Convertible Debentures, for cash, in whole or in part at any time after June 30, 2019, but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Convertible Debentures up to but excluding the redemption date. In addition, certain other amendments were made to the indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the indenture that no longer apply, such as U.S. securities law restrictions.
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures. The Convertible Debentures were redeemed on that date for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding July 14, 2020 for approximately $7.78 million. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Convertible Debentures then outstanding for approximately $7.82 million. The Convertible Debentures were redeemed on that date for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Convertible Debentures remain outstanding. The Convertible Debentures are no longer subject to the terms of the indenture, and cease to be listed on the TSX.
The Company currently has no other remaining short- or long-term debt.
The Convertible Debentures were measured at fair value based on the closing price on the TSX (a Level 1 measurement), and changes are recognized in earnings. For the three months ended March 31, 2020, the Company recorded a gain on revaluation of Convertible Debentures of $0.47 million.
8.    LEASES
The Company’s leases primarily include operating leases for corporate offices. These leases have remaining lease terms of less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within right-of-use (“ROU”) assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Because most of the Company’s leases do not provide an explicit rate of return, the Company’s incremental secured borrowing rate based on lease term information available at the commencement date of the lease will be used in determining the present value of lease payments. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in General and Administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in the Condensed Consolidated Balance Sheets.
Total lease cost includes the following components:

	Three months ended March 31,
	2021	2020
Operating leases	$77	$95
Short-term leases	81	74
Total lease expense	$158	$169
The weighted average remaining lease term and weighted average discount rate were as follows:

	Three months ended March 31,
	2021	2020
Weighted average remaining lease term of operating leases	2.2 years	3.1 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$85	$101

Future minimum payments of operating lease liabilities as of March 31, 2021 are as follows:

Years Ending December 31:
2021 (excluding the three months ended March 31, 2021)	$259
2022	350
2023	148
2024	—
2025	—
Thereafter	—
Total lease payments	$757
Less: interest	(67)
Present value of lease liabilities	$690

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
In the three months ended March 31, 2021, the Company issued 5.53 million Common Shares under the Company’s ATM for net proceeds of $29.91 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Canadian dollars.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at March 31, 2021
September 2016(1)	September 20, 2021	2.45	3,975,425	$11,571
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
10.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended March 31,
	2021	2020
Loss attributable to shareholders	$(10,908)	$(5,657)
Basic and diluted weighted average number of common shares outstanding	137,356,604	107,618,908
Loss per common share	$(0.08)	$(0.05)
For the three months ended March 31, 2021, 5.43 million (March 31, 2020 - 6.12 million) options and warrants have been excluded from the calculation, as their effect would have been anti-dilutive.
11.    SHARE-BASED PAYMENTS
The Company, under the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new shares of common stock to satisfy exercises and vesting under all of its equity incentive awards. At March 31, 2021, a total of 14,081,650 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date and the five-day volume weighted average price (“VWAP”). Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.16 million options granted in the three months ended March 31, 2021 (March 31, 2020 – 0.57 million options). At March 31, 2021, there were 1.47 million options outstanding with 1.18 million options exercisable, at a weighted average exercise price of $3.02 and $3.17, respectively, with a weighted average remaining contractual life of 2.92 years and 2.71 years, respectively. The fully vested options had an intrinsic value of $3.17 million at March 31, 2021.
The fair value of the options granted under the Compensation Plan for the three months ended March 31, 2021 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	0.42%
Expected life	5.0 years
Expected volatility	61.88%	*
Expected dividend yield	—%
Weighted average grant date fair value	$2.03
* Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at March 31, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76 - 3.06	1.77	711,414
Exercised	1.70 - 2.92	1.97	(302,707)
Forfeited	1.70 - 5.18	3.26	(188,541)
Expired	4.12 - 5.22	4.40	(98,512)
Balance, December 31, 2020	$1.70 - $15.61	$2.91	1,609,087
Granted	3.89 - 7.14	3.93	162,920
Exercised	1.70 - 4.48	2.40	(278,111)
Forfeited	—	—	—
Expired	2.12 - 15.61	9.65	(22,836)
Balance, March 31, 2021	$1.70 - $12.59	$3.02	1,471,060
A summary of the status and activity of non-vested stock options for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	403,990	$0.94
Granted	162,920	2.03
Vested	(280,438)	1.35
Forfeited	—	—
Non-vested March 31, 2021	286,472	$1.16
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and generally vest over periods of three years. Prior to vesting, holders of RSUs do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU for no additional payment. During the three months ended March 31, 2021, the Company’s Board of Directors issued 0.44 million RSUs under the Compensation Plan (March 31, 2020 - 0.74 million).
A summary of the status and activity of non-vested RSUs for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Forfeited	—	—
Non-vested March 31, 2021	900,064	$2.94
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2021 was $2.67 million (March 31, 2020 – $1.21 million).
Stock Appreciation Rights
During the year ended December 31, 2019, the Company’s Board of Directors issued 2.20 million SARs under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Company’s senior management. The SARs are performance based because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any 90-calendar day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any 90-calendar-day period. The first of these vesting performance goals was reached during the three months ended March 31, 2021.
The summary of the Company’s SARs at March 31, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Weighted Average Exercise Price	Number of SARs
Balance, December 31, 2019	$2.92	2,165,509
Granted	—	—
Exercised	—	—
Forfeited	2.92	(444,886)
Expired	—	—
Balance, December 31, 2020	$2.92	1,720,623
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance, March 31, 2021	$2.92	1,720,623
A summary of the status and activity of non-vested SARs for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,720,623	$1.25
Granted	—	—
Vested	(573,537)	1.25
Forfeited	—	—
Non-vested March 31, 2021	1,147,086	$1.25
The share-based compensation recorded during the three months ended March 31, 2021 was $0.20 million, $0.36 million, and $0.14 million for stock options, RSU awards, and SARs, respectively (March 31, 2020 - $0.26 million, $0.41 million, and $0.33 million).
At March 31, 2021, there were $0.18 million, $1.88 million, and $0.14 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.65 years, 2.57 years, and 0.56 years, respectively.
12.    INCOME TAXES
As of March 31, 2021, the Company does not believe that it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2021 and December 31, 2020.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended March 31,
	2021	2020
Interest income	$11	$72
Change in value of investments accounted for at fair value	1,456	(391)
Change in value of warrant liabilities	(3,504)	1,146
Change in value of Convertible Debentures	—	465
Foreign exchange gain (loss)	(339)	1,236
Other	329	(36)
Other income (loss)	$(2,047)	$2,492
14.    COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill. The challenge is currently being evaluated and may involve the appointment of an administrative law judge to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, the UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the White Mesa Mill’s license (the “Radioactive Materials License”) for another ten years, and the Groundwater Discharge Permit (the “GWDP”) for another five years, after which further applications for renewal of the License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing Radioactive Materials License and GWDP until such time as the renewed Radioactive Materials License or GWDP is issued.
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
The hearing on the merits at the Ninth Circuit was held on December 15, 2016. On December 12, 2017, the Company received a favorable ruling from the Ninth Circuit on the appeal of the merits on the Pinyon Plain Mine litigation. The Pinyon Plaintiffs petitioned the Ninth Circuit for a rehearing en banc and, on October 25, 2018, the Ninth Circuit panel withdrew its prior opinion and filed a new opinion, which affirmed the prior opinion with one exception to the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Pinyon Plaintiffs lacked standing under the General Mining Law of 1872 (the “Mining Law”). The panel remanded the claim back to the District Court to hear on the merits, with the Pinyon Plaintiffs alleging that the USFS did not consider all relevant costs in analyzing whether the Company satisfied the Mining Law’s “prudent person test” in its mineral examination and, thus, erred in concluding that the Company has valid existing rights to operate the Pinyon Plain Mine on lands otherwise subject to a 2012 U.S. Department of Interior withdrawal from location and entry. The Company and USFS dispute this position. On September 11, 2019, the Pinyon Plaintiffs filed their Motion for Summary Judgment and Memorandum in Support with the District Court, after which the Company filed its Intervenors-Defendants’ Motion for Summary Judgment on October 23, 2019. On November 15, 2019, the Pinyon Plaintiffs filed their Reply in Support of their Motion for Summary Judgment.
On May 22, 2020, the District Court issued its final order in favor of the Company and the Defendants. The Pinyon Plaintiffs were afforded 60 days in which to file an appeal with the Ninth Circuit, during which they filed their Notice of Appeal from a Judgment or Order of a United States District Court. Thereafter, the Ninth Circuit issued a Time Schedule Order setting due dates for the parties’ briefs and actions required to perfect the appeal. On December 22, 2020, the Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit and, on April 5, 2021, the USFS and the Company filed their respective Answering Briefs, which are now under review by the Ninth Circuit. As a part of the appeal, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.
Daneros Mine
On February 23, 2018, the BLM issued the Environmental Assessment (“EA”), Decision Record and FONSI for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Daneros Appellants”) filed a Notice of Appeal with the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision Record and FONSI and challenging the underlying EA. In April 2018, the Company filed a Motion to Intervene with the IBLA, requesting that the Company be allowed to intervene as a full party to this appeal, which was subsequently granted.
This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as security for the Company’s asset retirement obligations. The Company is obligated to pay any reclamation or closure costs due over and above the collateral posted by the Company under these bonds. As of March 31, 2021, the Company has $20.83 million posted as collateral against an undiscounted asset retirement obligation of $42.29 million (December 31, 2020 - $20.82 million posted as collateral against an undiscounted asset retirement obligation of $41.95 million).

15.    RELATED PARTY TRANSACTIONS
On May 17, 2017, the Board of Directors of the Company appointed Robert W. Kirkwood and Benjamin Eshleman III to the Board of Directors of the Company.

Mr. Kirkwood is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear owns a 19% interest in the Company’s Arkose Mining Venture while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 and entered into by Uranerz Energy Corporation (a subsidiary of the Company) and United Nuclear (the “Venture Agreement”).
United Nuclear contributed nil to the expenses of the Arkose Joint Venture based on the approved budget for the three months ended March 31, 2021 (March 31, 2020 - $0.13 million).
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. The Company did not pay any royalty payments to the sellers of the Acquired Companies or to Mr. Eshleman or his immediate family members in the three months ended March 31, 2021. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.07 million as of March 31, 2021.
16.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of March 31, 2021. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2021, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$2,254	$—	$—	$2,254
Marketable equity securities	1,407	—	—	1,407
Warrant liabilities	(11,571)	—	—	(11,571)
	$(7,910)	$—	$—	$(7,910)
The Company’s investments are marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
17.    SUBSEQUENT EVENTS
Sale of shares in the Company’s ATM program.
From April 1, 2021 through May 12, 2021, the Company issued 2.16 million Common Shares at a weighted average price of $6.01 for net proceeds of $12.70 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
While the Company has uranium extraction and recovery activities and generates revenue, it is considered to be in the Exploration Stage (as defined by SEC Industry Guide 7), as it has no Proven or Probable Reserves within the meaning of SEC Industry Guide 7. Under U.S. GAAP, for a property that has no Proven or Probable Reserves, the Company capitalizes the cost of acquiring the property (including mineral properties and rights), and expenses all costs related to the property incurred subsequent to the acquisition of such property. Acquisition costs of a property are depreciated over its estimated useful life for a revenue generating property or expensed if the property is sold or abandoned. Acquisition costs are subject to impairment if so indicated.
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian currency, and $ to United States currency.

Overview

We provide the raw materials for the generation of clean nuclear electricity. Our primary product is U3O8, or yellowcake, which when further processed becomes the fuel for nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity, and 55% of the clean, carbon-free electricity, generated in the United States. The Company generates revenues from extracting and processing materials for our own account, as well as from toll processing materials for others.

Our uranium concentrate is produced from multiple sources:

•Conventional recovery operations at our White Mesa Mill (the “Mill”) including:
◦Processing ore from uranium mines; and
◦Recycling of uranium bearing materials that are not derived from conventional ore (“Alternate Feed Materials”); and
•In-situ recovery (“ISR”) operations.

In addition, the Company has a long history of conventional vanadium recovery at the Mill, when vanadium prices support those activities. In early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity vanadium. The Company is also evaluating opportunities for copper recovery from our Pinyon Plain Project.
Also in 2020, the Company began evaluating the potential to process REEs at the White Mesa Mill. By October 2020, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite ore. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy metal sands operation in Georgia, from which it expects to recover uranium and produce a commercially salable mixed REE carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial production of mixed REE carbonate. In March 2021, the Company entered into an agreement in principle, subject to the completion of definitive agreements, to supply its REE carbonate to a separation facility in Europe, which is the next step in producing usable REE products. The Company is also in discussions with other entities to acquire additional supplies of natural monazite sands and is working with the U.S. Department of Energy to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill produced from coal-based resources. The Company is also evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States, as well as Alternate Feed Materials that can originate worldwide. We have the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to produce approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores, as well as Alternate Feed Materials and REEs.
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations through its Pond Return program. During the three months ended March 31, 2021, Mill activities focused primarily on the recovery of uranium from Alternate Feed Materials and preparing the Mill to process REE monazite sands. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency have announced settlements in various forms in excess of $1.5 billion to fund certain clean-up activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and thus recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailing management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, during the second quarter of 2019, the Company began receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project also demonstrates the ability of the Mill to responsibly cleanup projects similar to those required on the Navajo Nation.
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
We believe the current spot price of uranium does not support production for the majority of global uranium producers and, accordingly, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to U.S. government action to support domestic uranium production. In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to resume wellfield construction at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Pinyon Plain Project, Daneros Project, La Sal Project and/or Whirlwind Project. The Company believes we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to resume production at our other conventional mines on standby and develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.
COVID-19
The Company continues to respond to the effects of the global, novel coronavirus (“COVID-19”) pandemic on the Company’s business objectives, projections and workforce. Due to current uncertainties, the Company is continuing its cost-cutting measures while retaining the operational readiness of the Company’s core production assets. The Company is also continuing to work to secure U.S. government support for U.S. uranium miners. To date, although the Company has made operational adjustments since the onset of the pandemic to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. None of these operational adjustments have been material to the Company. The Company has evaluated any potential future shutdown of Company production facilities as a result of COVID-19, and has determined that any such shutdown could be accommodated by the Company in a manner consistent with a typical shutdown of Company production facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized and will be able to withstand facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Update on Rare Earth Element Initiative
On March 1, 2021, the Company and Neo Performance Materials (“Neo”) jointly announced that they had entered into an agreement in principle, subject to completion of definitive agreements, under which Energy Fuels will process natural monazite sands into an REE Carbonate and ship a portion of that production to Neo’s rare earth separations facility in Sillamäe, Estonia (“Silmet”). Neo will then process the REE Carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years. Implementation of this initiative is subject to successful ramp-up to commercial-scale operations, execution of definitive agreements, and optimization of the companies’ production processes.
In early March 2021, the Company began receiving shipments of natural monazite ore from Chemours’ Offerman Plant in Georgia. In late March 2021, the Company began ramping up to commercial production of a mixed REE carbonate, along with uranium, from processing this ore.
Upon a successful ramp-up of this program, the Company will be the first U.S. company in several years to produce a marketable mixed REE concentrate ready for separation on a commercial scale.
Removal and recovery of the uranium and other radionuclides from rare earth ores is a key aspect of EFI’s value proposition, as many REE separation and recovery facilities are not able to handle those radionuclides from a technical or regulatory standpoint. The White Mesa Mill has a 40-year history of responsibly handling, processing and recycling uranium bearing materials. Therefore, it has the potential to provide a crucial link in a commercially viable U.S. REE supply chain.
On April 21, 2021, the Company and Hyperion Metals announced the signing of a non-binding Memorandum of Understanding (“MOU”) for the future supply of monazite from Hyperion’s Titan heavy mineral sand project in Tennessee to the White Mesa Mill. EFI is actively seeking new sources of monazite to supply the Company’s emerging U.S. REE business.

On April 23, 2021, the Company announced that it had been awarded an additional $1.75 million by the U.S. Department of Energy (“DOE”) to complete a feasibility study on the production of REE products from natural coal-based resources, as well as from other materials such as REE-bearing ores like the natural monazite ore the Company is currently processing at the White Mesa Mill. The Company’s work on the DOE feasibility study is expected to complement the Company’s efforts to develop commercial REE separation, metals, alloys, and other downstream REE capabilities at the White Mesa Mill.

On April 27, 2021, the Company announced that it had engaged Carester SAS (“Carester”) to prepare a scoping study for the development of a solvent extraction (“SX”) REE separation circuit at the White Mesa Mill in Utah. Based in Lyons, France, Carester is one of the world’s leading global consultants on REE supply chains, with expertise in designing, constructing, operating, and optimizing REE production facilities globally. Carester has been engaged to support EFI’s planned development of REE separation capabilities at the White Mesa Mill, utilizing the Mill’s existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized rare earth production sequence. Carester’s scoping work will include an evaluation of the Mill's current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors.
Proposed Establishment of a U.S. Uranium Reserve
On December 27, 2020, Congress passed the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the proposed establishment of a strategic U.S. Uranium Reserve, and was signed into law by the President then serving. This key funding opens the door for the U.S. government to purchase domestically-produced uranium to guard against potential commercial and national security risks presented by the country’s near-total reliance on foreign imports of uranium. The Company stands ready to benefit from this program through sales out of its existing uranium inventories and future production from its mines and facilities. However, because the U.S. Uranium Reserve has yet to be established at this time, the details of implementation of activities pursuant to the new law have not yet been defined. As a result, there can be no certainty as to the outcome of a U.S. Uranium Reserve, if any, including the process for and details of its development, and any resulting support for the Company’s ongoing and planned activities, or for any further evaluations of the Working Group.
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

Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose slightly during the first quarter of 2021. The uranium spot price began the quarter at $30.40 per pound on December 31, 2020 and rose 3% to $31.25 per pound on March 31, 2021. The uranium spot price was at its high of $31.25 per pound at the end of the quarter on March 31, 2021, and a low of $27.40 per pound during the weeks ended March 5, 2021 and March 12, 2021. TradeTech price data also indicates that long-term U3O8 prices fell $2.00 per pound during the quarter, beginning the quarter at $37.00 per pound and ending the quarter at $35.00 per pound. On May 7, 2021, TradeTech reported a spot price of $30.25 per pound.
There were a number of important developments in the uranium market during Q1-2021. On January 8, 2021, Rio Tinto subsidiary Energy Resources of Australia announced that the Ranger mine was ending 40 years of operation, during which time it produced more than 290 million pounds of U3O8 (TradeTech, NMR, January 8, 2021). Spot market activity during January was “especially muted” as prices fell $0.65 per pound during the month (TradeTech, NMR, January 31, 2021). In February, market activity heated up, as 8.3 million pounds of material transacted in the spot market, despite the price falling $2.00 per pound (TradeTech, NMR, February 28, 2021). Of note, Honeywell’s Metropolis Conversion Facility announced that it was resuming operations, and physical uranium fund, YellowCake, plc, exercised an option to purchase 4.5 million pounds of uranium from Kazatomprom (TradeTech, NMR, February 12, 2021). Market activity increased further in March 2021, with 10 million pounds of volume, or 48% of all buying in 2020 (TradeTech, NMR, March 31, 2021). In March, China announced its 14th 5-year plan in which the country set a goal for carbon neutrality and continued growth in nuclear to 40 GW of generating capacity by 2025 (compared to 48 GW at the end of 2020) (TradeTech, NMR, March 5, 2021). Also during March, a “major shift” began to emerge in uranium markets with uranium producers, including Denison Mines, Uranium Energy Corp, and Boss Resources, buying significant quantities of uranium as an investment strategy (TradeTech, NMR, March 19, 2021). This caused Kazatomprom to announce that it would also look at purchases to fulfill its delivery commitments (TradeTech, NMR, March 19, 2021). Finally, more primary production was lost, as Orano announced that it was stopping mining at Akouta in Niger (TradeTech, NMR, March 19, 2021).
During the quarter, progress was made on restarting nuclear units in Japan. In January, TradeTech reported that Kyushu Electric had restarted Sendai Unit 2, and that TEPCO had completed safety upgrades at Kashiwazaki-Kariwa Unit 7 (TradeTech, NMR, January 15, 2021). In February, TradeTech reported that Kansai Electric received local approval to restart the Mihama and Takahama units (TradeTech, NMR, February 19, 2021). In March, a Japanese court rejected calls to suspend Kyushu Electric’s Genkai Units 3 and 4. (TradeTech, NMR, March 12, 2021). And a Japanese court overturned a lower court’s decision to prevent the restart of Shikoku Electric’s Ikata Unit 3 (TradeTech, NMR, March 19, 2021).
The Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, including significant production cuts in recent years and sharply reduced production in 2020 due to COVID-19 and increased demand from utilities, financial entities (including YellowCake, plc), traders and producers (including Kazatomprom, Cameco, Denison Mines, Uranium Energy Corp., Boss Resources, and potentially others). The Company also continues to believe a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, and the length of time of any uranium mine, conversion or enrichment shutdowns. However, the Company believes that there also exists considerable uncertainty as to the timing of a recovery in uranium markets due to the opaque nature of inventories, secondary supplies, unfilled utility demand, and the market activity of state-owned uranium and nuclear companies.

Vanadium Market Update
During the quarter, the mid-point price of vanadium in Europe rose significantly from $5.40 per pound as of December 25, 2020 to $8.25 per pound as of March 26, 2021. According to Metal Bulletin, vanadium prices in Europe rose through mid-February due to “tightening prompt inventories and better-than-expected end-user demand.” Prices for vanadium during 2020 trended lower for most of the year due to steel mill shutdowns caused by COVID-19 (Metal Bulletin, Ferro-vanadium climbs to near two-year high; V2O5 nears one-year high on tight supply, good demand, February 17, 2021).

Rare Earth Market Update
In 2020, the Company began evaluating the potential to process REEs at the White Mesa Mill. By October, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite ore. In December 2020, the Company announced that it had entered into an agreement with Chemours to acquire a minimum quantity of 2,500 tons of natural monazite ore per year for three years starting in 2021. On March 1, 2021, the Company announced an agreement in principle to sell approximately 80% of the REE carbonate produced from the Chemours monazite to Neo Performance Materials’ Silmet Facility in Estonia, while stockpiling the rest for future separation at the Mill. In late-March, the Company began ramping-up production of REE carbonate.
REEs are used in a variety of clean energy and advanced technologies. According to Roskill, most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20 Edition). The REE market is dominated by China and, according to 2018 data, China controlled 68% of global primary production, 100% of global secondary production, and nearly all production of the “heavy” REEs, including terbium and dysprosium (Adames Intelligence).

The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adames Intelligence). By volume, REEs permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption yet over 90% of the value consumed.
REEs are comprised of 15 chemical elements, plus scandium (Sc) and yttrium (Y). Each individual REE may transact in a number of forms. Therefore, there is no single price for REEs, but numerous prices for individual REE oxides and compounds. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La. According to data from Asian Metal, NdPr oxide mid-point prices in China rose approximately 41% during Q1-2021 from 411,500 RMB per metric tonne to 581,500 RMB per metric tonne. Mid-point Ce oxide prices in Europe rose approximately 12% from $2.10/kg to $2.35/kg. Mid-point La oxide prices in China were flat all quarter at $1,495 per metric tonne.
As demand for clean energy technologies, including electric vehicles, renewable energy systems and batteries, along with other advanced technologies, increases in the coming years, the Company expects demand and prices for REEs, particularly the ones mentioned above, to increase. Increases in supply sources for REEs are expected in conjunction with anticipated rising REE prices, which are expected to have a moderating impact on price increases.

Operations Update and Outlook for Period Ending March 31, 2021
Overview
In response to the proposed establishment of a strategic national U.S. Uranium Reserve program, the Company is evaluating activities aimed towards increasing uranium production at all or some of our production facilities, including the currently operating White Mesa Mill, as well as the Alta Mesa ISR Facility, the Nichols Ranch ISR Facility, the La Sal Complex and Pinyon Plain Mine, which are currently on standby. The Company may commence such activities prior to the implementation of all program details, recognizing that there can be no guarantee that the program details will be satisfactory and that the timing and outcome of this process is therefore uncertain. Alternatively, the Company may defer commencing any such activities until further clarification is obtained, or as market conditions warrant. No decisions on any project-specific actions have been made at this time.
During 2021, uranium recovery is expected to be maintained at reduced levels, as a result of current uranium market conditions, until such time when market conditions improve sufficiently, though the Company expects to recover uranium at the White Mesa Mill from Pond Returns, Alternate Feed Materials, and natural monazite ore processing. The Company also expects to produce mixed REE carbonate from natural monazite ore during 2021, subject to successful ramp-up. The Company does not plan to extract and/or recover any amounts of uranium of any significance from its Nichols Ranch Project in 2021, which was placed on standby in the second quarter of 2020 due to the depletion of its existing wellfields. Until such time that improvement in uranium market conditions is observed or suitable sales contracts can be entered into, the Company expects to defer further wellfield development at its Nichols Ranch Project and maintain that project on standby. In addition, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby.
The Company is also seeking new sources of revenue, including its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the White Mesa Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company will also continue its support of U.S. governmental activities to support the U.S. uranium mining industry, including the proposed establishment of a U.S. Uranium Reserve. In addition, the Company is in discussions to potentially sell certain of its non-core conventional uranium assets, although there can be no assurance that a sale will be completed or that we will be successful in completing a sale on acceptable terms. The Company will evaluate additional acquisition and disposition opportunities that may arise.
Extraction and Recovery Activities Overview
During the three months ended March 31, 2021, the Company did not recover significant quantities of U3O8. As previously announced, the Company expects to recover approximately 30,000 to 60,000 pounds of U3O8 in the year ending December 31, 2021 for its own account. The Company expects to produce no vanadium during the 2021 year. Also in 2021, the Company expects to produce approximately 2,000 to 3,000 tons of mixed REE carbonate at the Mill, containing approximately 1,000 to 1,600 tons of TREO.
The Company has strategically opted not to enter into any uranium sales commitments for 2021. Therefore, subject to the proposed establishment of a U.S. Uranium Reserve and general market conditions, all 2021 uranium production is expected to be added to existing inventories, which inventories are expected to total approximately 720,000 to 750,000 pounds of U3O8 at year-end. Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve or improvements in general market conditions, both ISR and conventional uranium extraction and/or recovery is expected to continue to be maintained at reduced levels until such time that improvements in uranium market conditions are observed or suitable sales contracts can be entered into. All V2O5 inventory is expected to be sold on the spot market if prices rise sufficiently above current levels, but otherwise maintained in inventory. The Company expects to sell all or a portion of its mixed REE carbonate to global separation facilities and/or to stockpile it for future separation at the Mill or elsewhere.
ISR Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2021 from Nichols Ranch.
Until such time as improvement in uranium market conditions is observed, the proposed U.S. Uranium Reserve is established, and/or suitable sales contracts can be procured, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
The Company expects to continue to keep the Alta Mesa Project on standby until such time as improvements in uranium market conditions are observed, the proposed U.S. Uranium Reserve is established, and/or suitable sales contracts can be procured.
Conventional Activities
Conventional Extraction and Recovery Activities
During the three months ended March 31, 2021, the White Mesa Mill did not recover any quantities of U3O8, focusing instead on developing its REE recovery business. During 2021, the Company expects to recover approximately 30,000 to 60,000 pounds of U3O8 at the Mill, including uranium recovered through the processing of REE- and uranium-bearing natural monazite ore. The Company also expects to produce approximately 2,000 to 3,000 tons of mixed REE carbonate at the Mill, containing approximately 1,000 to 1,600 tons of TREO. The Company currently has approximately 150,000 pounds of U3O8 contained in stockpiled alternate feed material and ore inventory that can be recovered in the future for the U.S. uranium reserve or as general market conditions warrant. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery, as market conditions may warrant.
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
Conventional Standby, Permitting and Evaluation Activities
During the three months ended March 31, 2021, standby and environmental compliance activities occurred at the Pinyon Plain Project. Subject to any actions the Company may take in response to the proposed establishment of a U.S. Uranium Reserve and general market conditions, during 2021, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from this Project will be based on the results of this additional evaluation work, along with market conditions, available financing, sales requirements, and/or permits required for copper recovery at the Mill.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project, La Sal Complex, and the Whirlwind mines. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. As more generally referenced, above, the Company is also in discussions to potentially sell the Tony M, Daneros, Rim and certain other non-core conventional uranium assets.

Uranium Sales
During the three months ended March 31, 2021, the Company completed no sales of uranium. The Company currently has no remaining contracts, and therefore all existing uranium inventory and future production is fully unhedged to future uranium price changes.
Vanadium Sales
During the three months ended March 31, 2021, the Company completed no sales of vanadium. The Company expects to sell finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2019/2020 pond return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
Rare Earth Sales
The Company commenced ramping-up commercial production of a mixed REE carbonate in March 2021. Subject to successful ramp-up of production of a salable product during 2021, the Company expects to sell some or all of this intermediate REE product to Neo’s Silmet separation facility in Europe and potentially to other REE separation facilities outside the U.S. To the extent not sold, the Company expects to stockpile mixed REE carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
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

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2021 and 2020 (in thousands of U.S. dollars):

	Three months ended March 31,
	2021	2020
Revenues
Alternate feed materials processing and other	$353	$393
Total revenues	353	393
Impairment of inventories	—	1,078
Gross margin (loss)	353	(685)

Other operating costs and expenses
Development, permitting and land holding	3,371	677
Standby costs	2,135	1,924
Accretion of asset retirement obligation	321	478
Total other operating costs and expenses	5,827	3,079

Selling, general and administration
Selling costs	—	12
General and administration	3,373	4,030
Total selling, general and administration	3,373	4,042

Total operating loss	(8,847)	(7,806)
Interest expense	(16)	(350)
Other income (loss)	(2,047)	2,492
Net loss	$(10,910)	$(5,664)

Basic and diluted loss per share	$(0.08)	$(0.05)
Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from Pond Return at the White Mesa Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the three months ended March 31, 2021 and 2020 totaled $0.35 million and $0.39 million, respectively, which was primarily related to fees for ore received from a third-party uranium mine.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended March 31, 2021, the Company did not recover any material amount of pounds of U3O8 from ISR recovery activities or from Alternate Feed Materials at White Mesa Mill. In the three months ended March 31, 2020, the Company recovered 5,900 pounds of U3O8 from ISR recovery activities for the Company’s own account and 67,000 pounds of V2O5 from Pond Return.
There are no costs and expenses applicable to revenue for the three months ended March 31, 2021 and 2020, as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs.

Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended March 31, 2021, the Company spent $3.37 million for development of the Company’s properties, primarily due to the development and ramping up of the expected REE carbonate production program at the White Mesa Mill, compared to $0.68 million for the three months ended March 31, 2020 for the development of the Company’s properties.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts, as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
Standby costs
The Company’s La Sal and Daneros Projects were placed on standby in 2012 as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In the beginning of 2018, as well as the beginning of 2020, the White Mesa Mill operated at lower levels of uranium recovery, including prolonged periods of standby. The Nichols Ranch Project was also placed on standby in early 2020. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the White Mesa Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the three months ended March 31, 2021, standby costs totaled $2.14 million, compared with $1.92 million in the prior year. The increase is primarily related to a reduction in recovery activities at the Nichols Ranch and increased project standby activities at the Mill.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties was $0.32 million for the three months ended March 31, 2021 compared with $0.48 million for the three months ended March 31, 2020. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.37 million for the three months ended March 31, 2021 compared to $4.04 million for the three months ended March 31, 2020.
Impairment of Inventories
For the three months ended March 31, 2021, the Company recognized no impairment charges related to inventory. For the three months ended March 31, 2020, the Company recognized $1.08 million in inventory impairment. The impairment of inventories was due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended March 31, 2021 was $0.02 million, compared with $0.35 million for the three months ended March 31, 2020, respectively. The decrease is primarily related to the full redemption of Convertible Debentures.
Other income and expense
For the three months ended March 31, 2021, other income and expense was $2.05 million expense, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $3.50 million and a loss on foreign exchange of $0.34 million, partially offset by a $1.46 million mark-to-market gain on investments accounted for at fair value, other income of $0.33 million and interest income of $0.01 million.
For the three months ended March 31, 2020, other income and expense was $2.49 million income, net. These amounts primarily consist of a mark-to-market gain on the change in fair value of the Convertible Debentures of $0.47 million, a mark-to-market gain on the decrease in fair value of warrant liabilities of $1.15 million, a gain on foreign exchange of $1.24 million, and interest income of $0.07 million, mostly offset by a $0.39 million mark-to-market loss on investments accounted for at fair value.

Net Loss
During the quarter ended March 31, 2021, the Company incurred a net loss of $10.91 million compared to a net loss of $5.66 million for the quarter ended March 31, 2020. An increase in the Company’s share price resulted in a non-cash mark-to-market increase in warrant liabilities of $3.50 million during the quarter ended March 31, 2021 compared to a decrease of warrant liabilities of $1.15 million during the quarter ended March 31, 2020. Further contributing to the Company’s increased net loss, during the quarter ended March 31, 2021, and as compared to March 31, 2020, the Company spent an additional $2.69 million in development expenditures, primarily related to the development and ramping up of the expected REE carbonate production program at the Mill.
LIQUIDITY AND CAPITAL RESOURCES
Shares issued for cash
On November 5, 2018, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. Then, on the same date, the Company filed a base shelf prospectus whereby the Company may sell any combination of the “Securities” as defined thereunder in one or more offerings having an aggregate offering price of up to $150.00 million. On May 5, 2019, the prospectus supplement to its U.S. registration statement expired and was replaced on May 7, 2019 by a new prospectus supplement in the same amount, qualifying for distribution up to $24.50 million in aggregate Common Shares under the ATM. On December 31, 2019 and December 31, 2020, the Company filed prospectus supplements to its U.S. registration statement, qualifying for distribution up to $30.00 million and $35.0 million, respectively, in additional Common Shares under the ATM. On April 8, 2021, the Company filed a prospectus supplement to its U.S. registration statement, qualifying for distribution up to $33.50 million in additional Common Shares under the ATM. The Company filed a base shelf prospectus that went effective on March 18, 2021 whereby the Company may sell any combination of the “Securities” as defined thereunder in one or more offerings having an aggregate offering price of up to $300.00 million.

From April 1, 2021 through May 12, 2021, the Company issued 2.16 million Common Shares at a weighted average price of $6.01 for net proceeds of $12.70 million using the ATM.
Working capital at March 31, 2021 and future requirements for funds
At March 31, 2021, the Company had net working capital of $60.37 million, including $42.70 million in cash, $1.41 million of marketable securities, approximately 690,800 pounds of uranium finished goods inventory and approximately 1,672,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
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
Cash and cash flows
Three months ended March 31, 2021
Cash, cash equivalents and restricted cash were $63.53 million at March 31, 2021, compared to $40.99 million at December 31, 2020. The increase of $22.54 million was due primarily to cash provided by financing activities of $30.39 million, cash provided by investing activities of $0.57 million, and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $0.03 million, offset by cash used in operating activities of $8.45 million.
Net cash used in operating activities of $8.45 million is comprised of the net loss of $10.91 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.77 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $0.70 million, a $3.50 million change in warrant liabilities, accretion of asset retirement obligation of $0.32 million, and unrealized foreign exchange loss of $0.43 million, offset by other non-cash expenses of $1.68 million and a revision of asset retirement obligations of $0.04 million. Other items include an increase in inventories of $0.40 million, a decrease in accounts payable and accrued liabilities of

$0.51 million, an increase in prepaid expenses and other assets of $0.63 million and an increase in trade and other receivables of $0.01 million.
Net cash provided by investing activities was $0.57 million comprised of $1.17 million cash received from maturities of marketable securities partially offset by $0.60 million cash used for the purchase of mineral properties and property, plant and equipment.
Net cash provided by financing activities totaled $30.39 million consisting of $29.91 million net proceeds from the issuance of shares under the Company's ATM facility, cash received from exercise of stock options of $0.70 million, and cash received from exercise of warrants of $0.44 million, partially offset by $0.66 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
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
Net cash used in operating activities of $8.32 million is comprised of the net loss of $5.66 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.30 million of depreciation and amortization of property, plant and equipment, $1.08 million impairment on inventory, share-based compensation expense of $1.00 million, accretion of asset retirement obligation of $0.48 million, other non-cash expenses of $0.80 million, unrealized foreign exchange loss of $0.39 million, a decrease in trade and other receivables of $0.04 million, offset by an increase in inventories of $2.12 million, an increase in prepaid expenses and other assets of $0.50 million, a decrease in accounts payable and accrued liabilities of $2.51 million, $1.15 million change in warrant liabilities, and a $0.47 million change in the value of Convertible Debentures.
Net cash provided by investing activities was $2.20 million, related to cash received from maturities of marketable securities.
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

Recently Adopted Accounting Pronouncements
Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty would be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments would be applied retrospectively to all periods presented upon their effective date. The Company adopted this pronouncement effective January 1, 2020.

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
Income Taxes - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company has evaluated the impact of the adoption of ASU 2019-12 which does not currently have an impact on its consolidated financial statements.

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

Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8 and V2O5. The Company’s existing long-term uranium contracts expired following the Company’s April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations, which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium and vanadium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash and debt. Our interest income is earned in United States dollars and is not subject to interest rate risk. The Company was previously exposed to an interest rate risk associated with the Convertible Debentures, which is based on the spot market price of U3O8. However, all of the Convertible Debentures were redeemed as of October 6, 2020. See “Note 7 to the Financial Statements: Loans and Borrowings.” The Company does not use derivatives to manage interest rate risk.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2021 ($000):

Cash and cash equivalents	$1,599
Accounts payable and accrued liabilities	(404)
Total	$1,195
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2021 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar	$15

Weakening net earnings	-1% change in U.S. dollar	$(15)

Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of March 31, 2021, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2020, or in this Form 10-Q for the quarter ended March 31, 2021.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 18, 2021, the Board approved a fourth extension to consulting agreement (together with the original agreement and all prior extensions, the “Consulting Agreement”) with Redwood Empire Financial Communications (the “Consultant”), which was signed by both parties on March 18, 2021 and is effective as of October 1, 2021. Pursuant to the Consulting Agreement, the Consultant will continue to provide investor communications and financial public relations services with existing and prospective shareholders, brokers, dealers and other investment professionals relating to the Company’s current and proposed activities, and to consult with the Company’s management concerning such activities. Under the Consulting Agreement, the Company will issue Common Shares in payment of such services on a quarterly basis in arrears or shall, at the Company’s discretion, pay cash for the services provided under the Consulting Agreement. The Consulting Agreement and a maximum of 900,000 common shares of the Company were reserved by the Company’s shareholders on May 30, 2018 in connection with the Consulting Agreement, with 425,365 common shares remaining as of the date of this report.

The Company originally entered into the Consulting Agreement with Liviakis Financial Communications, Inc. (“Liviakis”) on October 1, 2017, which was approved by the Board on December 19, 2017. Liviakis assigned, and Redwood assumed, the Consulting Agreement by way of the third extension to consulting agreement dated as of October 1, 2020, which included an assignment and assumption clause executed by the parties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURE.
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report, which is incorporated by reference into this Item 4.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-law No. 3 (3)
4.1	Shareholder Rights Plan between Energy Fuels Inc. and CIBC Mellon Trust Company dated February 3, 2009 (4)
4.2	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (5)
4.3	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 15, 2011 (6)
4.4	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company, dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (7)
4.5	2018 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 29, 2018 (8)
4.6	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (9)
4.7	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (10)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (11)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (12)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (13)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (14)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (15)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (16)
10.7	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (17)
10.8	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (18)
10.9	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (19)
10.10
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (20).

10.11	October 2021 Fourth Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc., dated March 18, 2021 and effective as of October 1, 2021.
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Appendix C of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(4)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form F-4 filed on May 8, 2015.
(5)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.
(6)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(7)	Incorporated by reference to Schedule B to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(8)	Incorporated by reference to Schedule C to Energy Fuels’ Schedule 14A filed on April 11, 2018.
(9)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(10)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(12)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(13)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(14)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(15)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(16)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(17)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(18)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(19)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.
(20)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 13, 2021	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 13, 2021	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer