Form 10-Q
period 2021-06-30
ENERGY FUELS INC
filed 2021-07-30
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 29, 2021, the registrant had 148,678,587 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which may include, but are not limited to, statements with respect to: our anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, and other matters that may occur in the future, any expectation related to the proposed establishment of a uranium reserve for the United States (the “U.S. Uranium Reserve”) pursuant to the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. Uranium Reserve and was signed into law on December 27, 2020, any expectation related to any additional or future recommendations of the United States Nuclear Fuel Working Group (the “U.S. Nuclear Fuel Working Group” or “Working Group”), any plans we may have to evaluate the ramp-up of production at any of our properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
•risks associated with any expectation that we will be successful in helping the U.S. Environmental Protection Agency and Navajo Nation address the clean-up of historic abandoned uranium mines;
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
On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019 and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. We do not anticipate needing to comply with the New Rule until the filing of our annual report for the fiscal year ending December 31, 2021. At this time, we do not know the full effect of the New Rule on our mineral resources and reserves and, therefore, the disclosure related to our mineral resources and reserves may be significantly different when computed using the requirements set forth in the New Rule.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Alternate feed materials processing and other	456	395	$809	$788
Total revenues	456	395	809	788
Other operating costs
Impairment of inventories	—	428	—	1,506
Development, permitting and land holding	2,517	60	5,888	737
Standby costs	2,118	2,729	4,253	4,653
Accretion of asset retirement obligation	351	478	672	956
Selling costs	—	—	—	12
General and administration	3,812	3,170	7,185	7,200
Total operating loss	(8,342)	(6,470)	(17,189)	(14,276)

Interest expense	(14)	(345)	(30)	(695)
Other income (loss)	(2,435)	(1,375)	(4,482)	1,117
Net loss	(10,791)	(8,190)	(21,701)	(13,854)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(897)	(379)	(544)	(227)
Other comprehensive income	(897)	(379)	(544)	(227)
Comprehensive loss	$(11,688)	$(8,569)	$(22,245)	$(14,081)

Net loss attributable to:
Owners of the Company	$(10,784)	$(8,187)	$(21,692)	$(13,844)
Non-controlling interests	(7)	(3)	(9)	(10)
	$(10,791)	$(8,190)	$(21,701)	$(13,854)
Comprehensive loss attributable to:
Owners of the Company	$(11,681)	$(8,566)	$(22,236)	$(14,071)
Non-controlling interests	(7)	(3)	(9)	(10)
	$(11,688)	$(8,569)	$(22,245)	$(14,081)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.15)	$(0.12)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$79,016	$20,168
Marketable securities	422	2,247
Trade and other receivables, net	1,132	1,169
Inventories, net	29,210	27,575
Prepaid expenses and other assets	1,490	1,313
Total current assets	111,270	52,472
Inventories, net	1,346	1,346
Operating lease right of use asset	538	662
Investments accounted for at fair value	1,828	779
Property, plant and equipment, net	22,819	23,621
Mineral properties, net	83,539	83,539
Restricted cash	20,840	20,817
Total assets	$242,180	$183,236

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,161	$3,321
Current portion of operating lease liability	306	289
Current portion of warrant liabilities	8,899	8,573
Current portion of asset retirement obligation	131	131
Total current liabilities	12,497	12,314
Operating lease liability	312	469
Asset retirement obligation	13,540	12,907
Total liabilities	26,349	25,690
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 148,597,701 at June 30, 2021 and 134,311,033 at December 31, 2020	629,618	549,317
Accumulated deficit	(419,504)	(397,812)
Accumulated other comprehensive income	1,764	2,308
Total shareholders' equity	211,878	153,813
Non-controlling interests	3,953	3,733
Total equity	215,831	157,546
Total liabilities and equity	$242,180	$183,236

Commitments and contingencies (Note 14)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807
Net loss	—	—	(10,784)	—	(10,784)	(7)	(10,791)
Other comprehensive loss	—	—	—	(897)	(897)	—	(897)
Shares issued for cash by at-the-market offering	6,043,937	38,040	—	—	38,040	—	38,040
Share issuance cost	—	(855)	—	—	(855)	—	(855)
Share-based compensation	—	493	—	—	493	—	493
Shares issued for exercise of stock options	251,960	710	—	—	710	—	710
Shares issued for exercise of warrants	1,474,439	10,093	—	—	10,093	—	10,093
Shares issued for consulting services	8,369	50	—	—	50	—	50
Shares issued for exercise of stock appreciation rights	2,500	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(48)	—	—	(48)	—	(48)
Contributions attributable to non-controlling interest	—	—	—	—	—	229	229
Balance at June 30, 2021	148,597,701	$629,618	$(419,504)	$1,764	$211,878	$3,953	$215,831

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(5,657)	—	(5,657)	(7)	(5,664)
Other comprehensive loss	—	—	—	152	152	—	152
Shares issued for cash by public offering	11,300,000	16,611	—	—	16,611	—	16,611
Shares issued for cash by at-the-market offering	2,388,815	4,047	—	—	4,047	—	4,047
Share issuance cost	—	(1,563)	—	—	(1,563)	—	(1,563)
Share-based compensation	—	997	—	—	997	—	997
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	30,000	57	—	—	57	—	57
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962
Net loss	—	—	(8,187)	—	(8,187)	(3)	(8,190)
Other comprehensive loss	—	—	—	(379)	(379)	—	(379)
Shares issued for cash by at-the-market offering	5,559,548	8,969	—	—	8,969	—	8,969
Share issuance cost	—	(202)	—	—	(202)	—	(202)
Share-based compensation	—	704	—	—	704	—	704
Shares issued for consulting services	30,000	33	—	—	33	—	33
Balance at June 30, 2020	120,534,705	$523,196	$(383,880)	$2,762	$142,078	$3,819	$145,897

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six months ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss for the period	$(21,701)	$(13,854)
Items not involving cash:
Depletion, depreciation and amortization	1,559	1,104
Share-based compensation	1,190	1,701
Change in value of warrant liabilities	7,050	92
Accretion of asset retirement obligation	672	956
Unrealized foreign exchange (gain) loss	(1,597)	(706)
Revision of asset retirement obligation	(39)	—
Impairment of inventories	—	1,506
Other non-cash expenses	(1,578)	647
Changes in assets and liabilities
Increase in inventories	(1,635)	(4,765)
(Increase) decrease in trade and other receivables	(47)	401
(Increase) decrease in prepaid expenses and other assets	(182)	188
Decrease in accounts payable and accrued liabilities	(190)	(3,100)
Net cash used in operating activities	(16,498)	(15,830)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(757)	(152)
Maturities and sales of marketable securities	2,554	3,203
Net cash provided by investing activities	1,797	3,051
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	67,099	27,862
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(659)	(415)
Repayment of loans and borrowings	—	(484)
Cash received from exercise of warrants	4,079	—
Cash received from exercise of stock options	1,463	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(48)	—
Cash received from non-controlling interest	229	133
Net cash provided by financing activities	72,163	27,096
Effect of exchange rate fluctuations on cash held in foreign currencies	1,409	(336)
Net change in cash, cash equivalents and restricted cash	58,871	13,981
Cash, cash equivalents and restricted cash, beginning of period	40,985	32,891
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$99,856	$46,872
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$30	$695
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time to time from solutions in its tailings impoundment system. The Company is in the process of ramping up to expected commercial-scale production of mixed REE carbonate in 2021 for the recovery of REEs and uranium.
The Company is an exploration stage mining company as defined by the U.S. SEC Industry Guide 7, as it has not established the existence of proven or probable reserves on any of its properties.
2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance U.S. GAAP and are presented in thousands of U.S. dollars, except for share and per share amounts. Certain footnote disclosures, where indicated, have share prices that are presented in Canadian dollars (“Cdn$”).
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2020. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.
3.    MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of June 30, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(336)	$2	$422
Marketable securities	$756	$(336)	$2	$422
The following table summarizes our marketable securities by significant investment categories as of December 31, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$824	$(418)	$1,841	$2,247
Marketable securities	$824	$(418)	$1,841	$2,247

4.    INVENTORIES

	June 30, 2021	December 31, 2020
Concentrates and work-in-progress(1)	$27,151	$25,768
Inventory of ore in stockpiles	241	241
Raw materials and consumables	3,164	2,912
	$30,556	$28,921
Inventories
Current	$29,210	$27,575
Long term - raw materials and consumables	1,346	1,346
	$30,556	$28,921
(1) For the three and six months ended June 30, 2021, the Company recorded no impairment loss in the statement of operations related to concentrates and work in progress inventories (June 30, 2020 - $0.43 million and $1.51 million).
5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(17,168)	$12,042	$29,210	$(16,150)	$13,060
Alta Mesa	13,626	(4,542)	9,084	13,626	(4,088)	9,538
Equipment and other	14,285	(12,592)	1,693	13,528	(12,505)	1,023
Property, plant and equipment total	$57,121	$(34,302)	$22,819	$56,364	$(32,743)	$23,621

The following is a summary of mineral properties:

	June 30, 2021	December 31, 2020
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2021	December 31, 2020
Asset retirement obligation, beginning of period	$13,038	$18,972
Revision of estimate	(39)	(7,845)
Accretion of liabilities	672	1,911
Asset retirement obligation, end of period	$13,671	$13,038
Asset retirement obligation:
Current	$131	$131
Non-current	13,540	12,907
Asset retirement obligation, end of period	$13,671	$13,038
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at June 30, 2021 is $42.29 million (December 31, 2020 - $41.95 million).
The following table summarizes the Company’s restricted cash:

	June 30, 2021	December 31, 2020
Restricted cash, beginning of period	$20,817	$20,081
Additional collateral posted	23	768
Refunds of collateral	—	(32)
Restricted cash, end of period	$20,840	$20,817
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
Cash, cash equivalents and restricted cash are included in the following accounts at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$79,016	$20,168
Restricted cash included in other long-term assets	20,840	20,817
Total cash, cash equivalents and restricted cash	$99,856	$40,985
7.    LOANS AND BORROWINGS
On July 24, 2012, the Company completed a bought deal public offering of 22,000 floating-rate convertible unsecured subordinated debentures originally maturing June 30, 2017 (the “Convertible Debentures”) at a price of Cdn$1,000 per Debenture for gross proceeds of Cdn$21.55 million (the “Offering”). The Convertible Debentures were convertible into Common Shares at the option of the holder. Interest was paid in cash and, in addition, unless an event of default had occurred and was continuing, the Company had the option to elect, from time to time, subject to applicable regulatory approval, to satisfy its obligation to pay interest on the Convertible Debentures, on the date it was payable under the indenture: (i) in cash; (ii) by delivering sufficient Common Shares to the debenture trustee for sale to satisfy the interest obligations in accordance with the indenture in which event holders of the Convertible Debentures were entitled to receive a cash payment equal to the proceeds of the sale of such Common Shares; or (iii) any combination of (i) and (ii).
On August 4, 2016, the Company, by a vote of the debenture holders, extended the maturity date of the Convertible Debentures from June 30, 2017 to December 31, 2020, and reduced the conversion price of the Convertible Debentures from Cdn$15.00 to Cdn$4.15 per Common Share of the Company. In addition, a redemption provision was added that enabled the Company, upon giving not less than 30 days’ notice to debenture holders, to redeem the Convertible Debentures for cash, in whole or in part at any time after June 30, 2019 but prior to maturity, at a price of 101% of the aggregate principal amount redeemed, plus accrued and unpaid interest (less any tax required by law to be deducted) on such Convertible Debentures up to but excluding the redemption date. In addition, certain other amendments were made to the indenture, as required by the U.S. Trust Indenture Act of 1939, as amended, and with respect to the addition of a U.S. Trustee in compliance therewith, as well as to remove provisions of the indenture that no longer apply, such as U.S. securities law restrictions.
On July 14, 2020, the Company redeemed Cdn$10.43 million principal amount of the Cdn$20.86 million Convertible Debentures. The Convertible Debentures were redeemed on that date for an amount equal to 101% of the aggregate principal amount plus accrued and unpaid interest thereon, up to but excluding July 14, 2020 for approximately $7.78 million. On October 6, 2020, the Company redeemed the remaining Cdn$10.43 million principal amount of the Cdn$10.43 million Convertible Debentures then outstanding for approximately $7.82 million. The Convertible Debentures were redeemed on that date for an amount equal to 101% of the aggregate principal amount, plus accrued and unpaid interest thereon, up to but excluding October 6, 2020. As a result of the final redemption, no Convertible Debentures remain outstanding and have ceased to be listed on the TSX.
The Company currently has no other remaining short- or long-term debt.
The Convertible Debentures were measured at fair value based on the closing price on the TSX (a Level 1 measurement), and changes were recognized in earnings. For the three and six months ended June 30, 2020, the Company recorded a loss on revaluation of Convertible Debentures of $0.47 million and nil.
8.    LEASES
The Company’s leases primarily include operating leases for corporate offices. These leases have remaining lease terms from less than one year to four years, and include options to extend the leases for up to five years. Certain of our leases include variable payments for lessor operating expenses that are not included within right-of-use (“ROU”) assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
Total lease cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating leases	$77	$89	$154	$184
Short-term leases	81	75	162	149
Total lease expense	$158	$164	$316	$333
The weighted average remaining lease term and weighted average discount rate were as follows:

	Six months ended June 30,
	2021	2020
Weighted average remaining lease term of operating leases	1.9 years	2.9 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$85	$96	$170	$197

Future minimum payments of operating lease liabilities as of June 30, 2021 are as follows:

Years Ending December 31:
2021 (excluding the six months ended June 30, 2021)	$173
2022	350
2023	147
2024	—
2025	—
Thereafter	—
Total lease payments	$670
Less: interest	(52)
Present value of lease liabilities	$618
9.    CAPITAL STOCK
Authorized capital stock
The Company is authorized to issue an unlimited number of Common Shares without par value, unlimited Preferred Shares issuable in series, and unlimited Series A Preferred Shares. The Series A Preferred Shares issuable are non-redeemable, non-callable, non-voting and have no right to dividends. The Preferred Shares issuable in series will have the rights, privileges, restrictions and conditions assigned to the particular series upon the Board of Directors approving their issuance.
Issued capital stock
On February 20, 2020, the Company completed a bought deal public offering of 11.30 million Common Shares at a price of $1.47 per share. The Company received net proceeds, after commissions and fees, of $15.14 million.
In the six months ended June 30, 2021, the Company issued 11.58 million Common Shares under the Company’s ATM for net proceeds of $67.10 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities, as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Cdn$.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at June 30, 2021
September 2016(1)	September 20, 2021	2.45	2,500,986	$8,899
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
10.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted earnings per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss attributable to shareholders	$(10,784)	$(8,187)	$(21,692)	$(13,844)
Basic and diluted weighted average number of common shares outstanding	144,450,494	102,322,778	140,923,146	112,868,921
Loss per common share	$(0.07)	$(0.08)	$(0.15)	$(0.12)
For the six months ended June 30, 2021, 3.68 million (June 30, 2020 - 6.10 million) options and warrants have been excluded from the calculation, as their effect would have been anti-dilutive.
11.    SHARE-BASED PAYMENTS
The Company, under the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new shares of common stock to satisfy exercises and vesting under its equity incentive awards. At June 30, 2021, a total of 14,859,770 Common Shares were authorized for equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the options is set as the higher of the Company’s closing share price on the day before the grant date and the five-day volume weighted average price (“VWAP”) ending on the day before the grant date. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years. The value of each option award is estimated at the grant date using the Black-Scholes Option Valuation Model. There were 0.16 million options granted in the six months ended June 30, 2021 (June 30, 2020 – 0.57 million options) and at June 30, 2021, there were 1.18 million options outstanding with 0.90 million options exercisable, at a weighted average exercise price of $2.97 and $3.15, respectively, with a weighted average remaining contractual life of 2.73 years and 2.48 years, respectively. The fully vested options had an intrinsic value of $2.70 million at June 30, 2021.
The fair value of the options granted under the Compensation Plan for the six months ended June 30, 2021 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	0.43%
Expected life	5.0 years
Expected volatility	61.89%	*
Expected dividend yield	—%
Weighted average grant date fair value	$2.03
*Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at June 30, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Range of Exercise Prices	Weighted Average Exercise Price	Number of Options
Balance, December 31, 2019	$1.70 - $15.61	$3.43	1,487,433
Granted	1.76 - 3.06	1.77	711,414
Exercised	1.70 - 2.92	1.97	(302,707)
Forfeited	1.70 - 5.18	3.26	(188,541)
Expired	4.12 - 5.22	4.40	(98,512)
Balance, December 31, 2020	$1.70 - $15.61	$2.91	1,609,087
Granted	3.89 - 7.14	3.94	163,988
Exercised	1.70 - 5.18	2.60	(530,070)
Forfeited	1.76 - 5.91	3.16	(8,049)
Expired	1.70 - 15.61	8.14	(51,653)
Balance, June 30, 2021	$1.70 - $7.42	$2.97	1,183,303
A summary of the status and activity of non-vested stock options for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	403,990	$0.94
Granted	163,988	2.03
Vested	(280,438)	1.35
Forfeited	(8,049)	1.60
Non-vested June 30, 2021	279,491	$1.15
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Prior to vesting, holders of RSUs generally do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU at no additional payment. During the six months ended June 30, 2021, the Company’s Board of Directors issued 0.44 million RSUs under the Compensation Plan (June 30, 2020 - 0.74 million).
A summary of the status and activity of non-vested RSUs for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Forfeited	—	—
Non-vested June 30, 2021	900,064	$2.94
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2021 was $2.67 million (June 30, 2020 – $1.54 million).
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

Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any 90-calendar day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any 90-calendar-day period. The first of these vesting performance goals was reached during the six months ended June 30, 2021.
The summary of the Company’s SARs at June 30, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Weighted Average Exercise Price	Number of SARs
Balance, December 31, 2019	$2.92	2,165,509
Granted	—	—
Exercised	—	—
Forfeited	2.92	(444,886)
Expired	—	—
Balance, December 31, 2020	$2.92	1,720,623
Granted	—	—
Exercised	2.92	(17,793)
Forfeited	—	—
Expired	—	—
Balance, June 30, 2021	$2.92	1,702,830
A summary of the status and activity of non-vested SARs for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,720,623	$1.25
Granted	—	—
Vested	(573,537)	1.25
Forfeited	—	—
Non-vested June 30, 2021	1,147,086	$1.25
The share-based compensation recorded during the three months ended June 30, 2021 was $0.04 million, $0.39 million, and $0.06 million for stock options, RSU awards, and SARs, respectively (June 30, 2020 - $0.03 million, $0.35 million, and $0.33 million).
The share-based compensation recorded during the six months ended June 30, 2021 was $0.24 million, $0.75 million, and $0.20 million for stock options, RSU awards, and SARs, respectively (June 30, 2020 - $0.29 million, $0.76 million, and $0.66 million).
At June 30, 2021, there were $0.13 million, $1.49 million, and $0.08 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.42, 2.33, and 0.31, respectively.
12.    INCOME TAXES
As of June 30, 2021, the Company does not believe that it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2021 and December 31, 2020.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income	$14	$56	$25	$128
Change in value of investments accounted for at fair value	(435)	527	1,021	136
Change in value of warrant liabilities	(3,546)	(1,238)	(7,050)	(92)
Change in value of Convertible Debentures	—	(465)	—	—
Foreign exchange gain (loss)	659	(255)	320	981
Other	873	—	1,202	(36)
Other income (loss)	$(2,435)	$(1,375)	$(4,482)	$1,117
14.    COMMITMENTS AND CONTINGENCIES
General legal matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. The challenge is currently being evaluated and may involve the appointment of an administrative law judge (“ALJ”) to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Corrective Action Plan have not yet been determined and could be significant.
On January 19, 2018, the UDEQ renewed, and on February 16, 2018 reissued with minor corrections, the Mill’s radioactive materials license (the “License”) for another ten years, and the Groundwater Discharge Permit (the “GWDP”) for another five years, after which further applications for renewal of the License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing License and GWDP until such time as the renewed License or GWDP is issued.
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. On February 1, 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The proposal remains under consideration by the Company, which may choose to submit a counterproposal if it determines that meaningful settlement can be reached by the parties. The Company does not consider these challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.
Pinyon Plain Project
In March 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Pinyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the U.S. Forest Service (“USFS”) and the USFS Forest Supervisor for the Kaibab National Forest (together, the “Defendants”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Pinyon Plain Project (formerly known as the Canyon Project), (b) setting aside any approvals regarding exploration and mining operations at the Pinyon Plain Project, and (c) directing operations to cease at the Pinyon Plain Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Pinyon Plain Project until the USFS fully complies with all applicable laws. In April 2013, the Pinyon Plaintiffs filed a Motion for Preliminary Injunction, which was denied by the District Court in September 2013. On April 7, 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Pinyon Plaintiffs on all counts. The Pinyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Pinyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit, which were denied on June 30, 2015.

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
On May 22, 2020, the District Court issued its final order in favor of the Company and the Defendants. The Pinyon Plaintiffs were afforded 60 days in which to file an appeal with the Ninth Circuit, during which they filed their Notice of Appeal from a Judgment or Order of a United States District Court. Thereafter, the Ninth Circuit issued a Time Schedule Order setting due dates for the parties’ briefs and actions required to perfect the appeal. On December 22, 2020, the Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit and, on April 5, 2021, the USFS and the Company filed their respective Answering Briefs, which are now under review by the Ninth Circuit. Oral arguments have been set for August 30, 2021. As a part of the appeal, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.
Daneros Mine
On February 23, 2018, the U.S. Bureau of Land Management (the “BLM”) issued the Environmental Assessment (“EA”), Decision Record and Finding of No Significant Impact (“FONSI”) for the Mine Plan of Operations Modification for the Daneros Mine. On March 29, 2018, the Southern Utah Wilderness Alliance and Grand Canyon Trust (together the “Daneros Appellants”) filed a Notice of Appeal with the Interior Board of Land Appeals (“IBLA”) regarding the BLM’s Decision Record and FONSI and challenging the underlying EA. In April 2018, the Company filed a Motion to Intervene with the IBLA, requesting that the Company be allowed to intervene as a full party to this appeal, which was subsequently granted.
This matter has been briefed and remains under consideration by IBLA at this time. The Company does not consider these challenges to have any merit; however, the scope and costs of amending or redoing the EA have not yet been determined and could be significant.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as security for the Company’s asset retirement obligations. The Company is obligated to pay any reclamation or closure costs due over and above the collateral posted by the Company under these bonds. As of June 30, 2021, the Company has $20.84 million posted as collateral against an undiscounted asset retirement obligation of $42.29 million (December 31, 2020 - $20.82 million posted as collateral against an undiscounted asset retirement obligation of $41.95 million).

15.    RELATED PARTY TRANSACTIONS
On May 17, 2017, the Board of Directors of the Company appointed Robert W. Kirkwood and Benjamin Eshleman III to the Board of Directors of the Company.

Mr. Kirkwood is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear owns a 19% interest in the Company’s Arkose Mining Venture while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 and entered into by Uranerz Energy Corporation, a wholly owned, indirectly held subsidiary of the Company (“Uranerz”) and United Nuclear (the “Venture Agreement”).
United Nuclear contributed $0.23 million to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2021 (June 30, 2020 - $0.13 million).
On June 1, 2021, Uranerz renewed its Casper, Wyoming-based Office Lease Agreement with Metro, Inc. where Mr. Kirkwood acts as General Manager. The term is for a period of 12 months with rent in the amount of $15,000 paid in $1,250 monthly increments. The original Office Lease Agreement was entered into by the parties on June 1, 2020, for a period of 12 months, with rent in the amount of $12,000 paid in $1,000 monthly increments.
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. The Company did not pay any royalty payments to the sellers of the Acquired Companies or to Mr. Eshleman or his immediate family members in the six months ended June 30, 2021. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.19 million as of June 30, 2021.
16.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of June 30, 2021. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of June 30, 2021, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$1,828	$—	$—	$1,828
Marketable equity securities	422	—	—	422
Warrant liabilities	(8,899)	—	—	(8,899)
	$(6,649)	$—	$—	$(6,649)
The Company’s investments are marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
17.    SUBSEQUENT EVENTS
On July 15, 2021, the Company and International Consolidated Uranium Inc. (“CUR”) jointly announced the signing of a definitive asset purchase agreement under which CUR will acquire a portfolio of Energy Fuels’ non-core conventional uranium projects located in Utah and Colorado, including the Daneros mine, the Tony M mine, the Rim mine, the Sage Plain project, and several U.S. Department of Energy leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six-month period ended June 30, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
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

Overview
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, rare earth elements and vanadium.
Our primary product is natural uranium concentrate (“U3O8”), also known as yellowcake, which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity, and 55% of the clean, carbon-free electricity, generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium for our own account, as well as from toll processing materials for others.
Our uranium concentrate is produced from multiple sources:
•Conventional recovery operations at our White Mesa Mill (the “Mill”) including:
◦Processing ore from uranium mines; and
◦Recycling of uranium-bearing materials that are not derived from conventional ore (“Alternate Feed Materials”); and
•In-situ recovery (“ISR”) operations.
The Company also has a long history of conventional vanadium recovery at the Mill when vanadium prices support those activities. From late 2018 to early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity vanadium pentoxide (“V2O5”). The Company has also recovered uranium from Pond Return since 2015, and continues to evaluate opportunities for copper recovery from our Pinyon Plain Project.
In 2020, the Company began evaluating the potential to recover rare earth elements (“REEs”) at the White Mesa Mill. By October 2020, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, from which it expects to recover uranium and produce a commercially salable mixed REE carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed REE carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of REE carbonate to a separation facility in Europe, which is the next step in producing usable REE products. The Company is also in discussions with other entities to acquire additional supplies of natural monazite sands, and is working with U.S. government agencies and national laboratories on various REE initiatives, including with the U.S. Department of Energy to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill produced from coal-based resources. The Company is also evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium through its Pond Return Program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the six months ended June 30, 2021, Mill activities focused primarily on processing REE monazite sands and producing a mixed REE carbonate. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance to and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailing management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, beginning in the second quarter of 2019 and continuing through the second quarter of 2021, the Company has been receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly cleanup projects similar to those requiring cleanup on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project and Alta Mesa Project, both of which are currently on standby and are expected to remain so in the current uranium price environment.
While we believe the current spot price of uranium does not support production for the majority of global uranium producers, resulting in significant productions cuts, we believe that prices will recover at some point in the future, either as a result of improving market fundamentals or in response to U.S. government action to support domestic uranium production. In anticipation of potential price recoveries or other actions that could support increased U.S. uranium mining, we continue to maintain and advance our resource portfolio. Once prices recover or other supportive actions are taken, we stand ready to: resume wellfield construction at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Pinyon Plain Project, La Sal Project and/or Whirlwind Project. We believe we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.
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

Update on Rare Earth Element Initiative
In early March 2021, the Company began receiving shipments of natural monazite ore from Chemours’ Offerman Plant in Georgia. In late March 2021, the Company began ramping up to commercial-scale production of a mixed REE carbonate, along with uranium, through the processing of this ore.
On July 7, 2021, the Company and Neo Performance Materials (“Neo”) jointly announced the signing of a definitive supply agreement and the successful production of a first container of REE Carbonate by the Company at the Mill, which was then en route to Neo’s REE separations facility in Sillamäe, Estonia (“Silmet”). Under this agreement, the Company will process natural monazite sands into an REE carbonate and ship a portion of that production to Silmet. Neo will process the REE carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years.
The Company is the first U.S. company in several years to produce a marketable mixed REE concentrate ready for separation on a commercial scale.
Removal and recovery of the uranium and other radionuclides from rare earth ores is a key aspect of the Company’s value proposition, as many REE separation and recovery facilities are not able to handle those radionuclides from a technical or regulatory standpoint. The Mill has a 40-year history of responsibly handling, processing and recycling uranium-bearing materials. Therefore, it has the potential to unlock the value of monazite and provide a crucial link in a commercially viable U.S. REE supply chain.
On April 21, 2021, the Company and Hyperion Metals announced the signing of a non-binding Memorandum of Understanding for the potential future supply of monazite from Hyperion’s Titan heavy mineral sand project in Tennessee to the Mill. The Company is actively seeking new sources of monazite to supply its emerging U.S. REE business.
On April 23, 2021, the Company announced that it had been awarded an additional $1.75 million by the U.S. Department of Energy (“DOE”) to complete a feasibility study on the production of REE products from natural coal-based resources, as well as from other materials, such as the natural monazite ore the Company is currently processing at the Mill and other REE-bearing ores. The Company’s work on the DOE feasibility study is expected to complement the Company’s efforts to develop commercial REE separation, metals, alloys, and other downstream REE capabilities at the Mill.
On April 27, 2021, the Company announced that it had engaged Carester SAS (“Carester”) to prepare a scoping study for the development of a solvent extraction REE separation circuit at the Mill. Based in Lyons, France, Carester is one of the world’s leading global consultants on REE supply chains, with expertise in designing, constructing, operating, and optimizing REE production facilities globally. Carester has been engaged to support EFI’s planned development of REE separation capabilities at the Mill, utilizing its existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized rare earth production sequence. Carester’s scoping work will include an evaluation of the Mill’s current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors.
Collaboration with RadTran, LLC on Recovering Medical Isotopes for Advanced Cancer Therapies
On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, LLC, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging targeted alpha therapy (“TAT”) cancer therapeutics and other applications. Under this strategic alliance, the Company will evaluate the feasibility of recovering Th-232, and potentially Ra-226 from its existing uranium and REE carbonate process streams at the Mill and, together with RadTran, evaluate the feasibility of recovering Ra-228 from the Th-232 and Th-228 from the Ra-228 at the Mill using RadTran technologies. The recovered Ra-228, Th-228 and potentially Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recycle valuable isotopes from its existing process streams, that would otherwise be lost to disposal, for use in the treatment of cancer.
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

Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose slightly during the second quarter of 2021. The uranium spot price began the quarter at $31.25 per pound on March 31, 2021 and rose 4% to $32.40 per pound on June 30, 2021. The uranium spot price was at its high of $32.50 per pound on June 18, 2021, and a low of $29.45 per pound on April 16, 2021. TradeTech price data also indicates that long-term U3O8 prices were unchanged during the quarter, beginning the quarter at $35.00 per pound and ending the quarter at $35.00 per pound. On July 23, 2021, TradeTech reported a spot price of $32.50 per pound.
There were a number of important developments during Q2-2021. On April 9, 2021, Cameco announced that it was restarting its Cigar Lake mine following a temporary suspension of operations due to COVID-19 (TradeTech, NMR, April 9, 2021). Several uranium mining companies announced the purchase of uranium (Tradetech, NMR, April 9, 2021). On April 30, 2021, Uranium Participation Corp. (“UPC”) and Sprott Asset Management LP (“Sprott”) signed an agreement whereby Sprott would take over management of UPC from Denison Mines Corp. and create the Sprott Physical Uranium Trust (TradeTech, NMR, April 30, 2021). The deal closed on July 15, 2021. This new vehicle could be a relatively significant buyer and seller of uranium in the coming months and years. TerraPower announced its intent to build its Natrium Demonstration Project, a small modular reactor design, in Wyoming. (TradeTech, NMR, June 4, 2021). Additional progress was made on restarting nuclear reactors in Japan, including Takahama Units 1 and 2 (TradeTech, NMR, April 30, 2021), Mihama Unit 3 (TradeTech, NMR, May 14, 2021), Ikata Unit 3 (TradeTech, NMR, June 18, 2021), and Shimane Unit 2 (TradeTech, NMR June 25, 2021).
The Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, including significant production cuts in recent years and sharply reduced production in 2020 due to COVID-19 and increased demand from utilities, financial entities (including YellowCake, plc, Sprott, etc), traders and producers (including Kazatomprom, Cameco, Denison Mines, Uranium Energy Corp., Boss Resources, and potentially others). The Company also continues to believe a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, and the length of time of any uranium mine, conversion or enrichment shutdowns. However, the Company believes that there also exists considerable uncertainty as to the timing of a recovery in uranium markets due to the opaque nature of inventories, secondary supplies, unfilled utility demand, and the market activity of state-owned uranium and nuclear companies.
Vanadium Market Update
During the quarter, the mid-point price of vanadium in Europe rose from $8.25 per pound as of March 26, 2021 to $8.75 per pound as of June 25, 2021. The price as of July 30, 2021 was $9.88 per pound. According to Metal Bulletin, vanadium prices in Europe are rising due to widespread violence in South Africa and consumers looking for supply alternatives ahead of further disruption. South Africa accounts for about 44% of global vanadium pentoxide production. Vanadium trader-miner Glencore warned vanadium customers that ongoing violence in South Africa could potentially prevent the company from fulfilling contracts (Vanadium Snapshot: South Africa civil unrest sparks supply concerns, leading to higher prices in Europe, July 16, 2021).
Rare Earth Market Update
In 2020, the Company began evaluating the potential to process REEs at the White Mesa Mill. By October, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite ore. In December 2020, the Company announced that it had entered into an agreement with Chemours to acquire a minimum quantity of 2,500 tons of natural monazite ore per year for three years starting in 2021. On March 1, 2021, the Company announced an agreement in principle to sell approximately 80% of the REE carbonate produced from the Chemours monazite to Neo Performance Materials’ Silmet Facility in Estonia, while stockpiling the rest for future separation at the Mill. In late-March, the Company began ramping-up production of REE carbonate. On July 7, 2021, the Company announced that commercial-scale production of REE carbonate had been achieved and a definitive supply agreement with Neo had been executed.
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
The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adames Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption yet over 90% of the value consumed.
REEs are comprised of 15 chemical elements, plus scandium (Sc) and yttrium (Y). Each individual REE may transact in a number of forms. Therefore, there is no single price for REEs, but numerous prices for individual REE oxides and compounds. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La, as the price the Company receives from the sale of its REE carbonate is tied to the prices of those REE oxides. According to data from Asian Metal, NdPr Oxide mid-point prices in China fell approximately 19% during Q2-2021 from 581,500 RMB per metric tonne to 473,500 RMB per metric tonne. The current price for NdPr Oxide is 608,500 RMB per metric tonne. Mid-point Ce Oxide prices in China fell approximately 4% from $1.39/kg to $1.34/kg. The current price for Ce Oxide is $1.34/kg. Mid-point La Oxide (99.9%) prices in China fell slightly from $1,495 per metric tonne to $1,465 per metric tonne. The current price for La Oxide is $1,455 per metric tonne.
As demand for clean energy technologies, including electric vehicles, renewable energy systems and batteries, along with other advanced technologies, increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with anticipated rising REE prices.
Operations Update and Outlook for Period Ending June 30, 2021
Overview
Although uranium prices have improved recently and the Company believes that certain uranium supply and demand fundamentals continue to point to higher uranium prices in the future, uranium prices have not risen enough to date to justify uranium production at the Company’s mines and ISR facilities at this time. As a result, uranium recovery is expected to be maintained at reduced levels at current uranium price levels, until such time when market conditions improve sufficiently or the U.S. government buys uranium from the Company following the establishment of the proposed U.S. Uranium Reserve.

The Company will continue to seek new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company is also seeking new sources of natural monazite sands for its emerging rare earth business, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including the proposed establishment of a U.S. Uranium Reserve.
Extraction and Recovery Activities Overview
During the six months ended June 30, 2021, the Company did not recover significant quantities of U3O8. The Company expects to package insignificant quantities of U3O8 in the year ending December 31, 2021 from the Mill, focusing instead on ramping up and optimizing its mixed REE carbonate production. This is a reduction from previous guidance of 30,000 to 60,000 pounds of uranium production in 2021. All uranium recovered during 2021 at the Mill is expected to be retained in-circuit at the Mill and not to be packaged in 2021. The Company does not plan to extract and/or recover any amounts of uranium of any significance from its Nichols Ranch Project in 2021, which was placed on standby in the second quarter of 2020 due to the depletion of its existing seven wellfields. In addition, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby during 2021.
The Company expects to recover approximately 700 to 1,100 tonnes of mixed REE carbonate at the Mill, containing approximately 350 to 550 tonnes of TREO, subject to the receipt of sufficient quantities of natural monazite ore, as it ramps up its REE carbonate production. This is a reduction from previous guidance of 2,000 to 3,000 tons (1,814 to 2,721 tonnes) of mixed REE carbonate, containing approximately 1,000 to 1,600 tons (907 to 1,451 tonnes) of TREO, in 2021 due to what the Company expects to be a short-term delay in supply of monazite sands to the Mill under the Company’s existing supply agreement. The Company expects to produce no vanadium during the 2021 year.

The Company has strategically opted not to enter into any uranium sales commitments for 2021. Therefore, subject to the proposed establishment of a U.S. Uranium Reserve and general market conditions, exisiting inventories are expected to remain unchanged at approximately 691,000 pounds of U3O8 at year-end. All V2O5 inventory is expected to be sold on the spot market if prices rise sufficiently above current levels, but otherwise maintained in inventory. The Company expects to sell all or a portion of its mixed REE carbonate to Neo Performance Materials or other global separation facilities and/or to stockpile it for future separation at the Mill or elsewhere.
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
Conventional Activities
Conventional Extraction and Recovery Activities
During the six months ended June 30, 2021, the Mill did not recover any material quantities of U3O8, focusing instead on developing its REE recovery business. During the six months ended June 30, 2021, the Mill produced approximately 12,900 kilograms of TREO Carbonate. During 2021, the Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2021 from the Mill. The uranium currently being recovered through the processing of REE- and uranium-bearing natural monazite ore is expected to remain in circuit during 2021 and to be packaged after year-end. The Company expects to recover approximately 700 to 1,100 tonnes of mixed REE carbonate at the Mill, containing approximately 350 to 550 tonnes of TREO, subject to the receipt of sufficient quantities of natural monazite ore, as it ramps up its REE carbonate production. The Company currently has approximately 208,000 pounds of U3O8 contained in stockpiled alternate feed material and ore inventory that can be recovered in the future for the proposed U.S. Uranium Reserve or as general market conditions warrant. In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery, as market conditions may warrant.
The Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contract requirements, and/or market conditions may warrant. The Company currently expects that planned uranium production from Alternate Feed Materials, processing natural monazite ore for the recovery of uranium and REEs, and receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through 2021 and beyond. The Company is also actively pursuing opportunities to process additional sources of natural monazite ore, new and additional Alternate Feed Material sources and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend operations well into 2022 and beyond.
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
Conventional Standby, Permitting and Evaluation Activities
During the six months ended June 30, 2021, standby and environmental compliance activities continued at the Pinyon Plain Project. Subject to any actions the Company may take in response to the establishment of a proposed U.S. Uranium Reserve and general market conditions, during 2021, the Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from this Project will be based on the results of this additional evaluation work, along with market conditions, available financing and sales requirements.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project - a large, high-grade conventional project in New Mexico. The Company will also maintain required permits at the Company’s conventional projects, including the Sheep Mountain Project, La Sal Complex and Whirlwind mine. In addition, the

Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions warrant. As more generally referenced, above, the Company has entered into a definitive agreement to sell the Tony M, Daneros, Rim and certain other non-core conventional uranium assets to International Consolidated Uranium.
Uranium Sales
During the six months ended June 30, 2021, the Company completed no sales of uranium. The Company currently has no remaining contracts and, therefore, all existing uranium inventory and future production is fully unhedged to future uranium price changes.
Vanadium Sales
During the six months ended June 30, 2021, the Company completed no sales of vanadium. The Company expects to sell finished vanadium product, when justified, into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and, potentially, the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2019/2020 Pond Return Program was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
Rare Earth Sales
The Company commenced ramping-up commercial production of a mixed REE carbonate in March 2021. Subject to continued successful ramp-up of production of a salable product during 2021, the Company expects to sell some or all of this intermediate REE product to Neo’s Silmet separation facility in Europe and potentially to other REE separation facilities outside the U.S. To the extent not sold, the Company expects to stockpile mixed REE carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the Mill.
Continued Efforts to Minimize Costs
The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions, and to evaluate on a periodic basis whether additional cost-cutting measures may be warranted as a result of general market conditions, as they may change over time.

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Alternate feed materials processing and other	456	395	$809	$788
Total revenues	456	395	809	788
Impairment of inventories	—	428	—	1,506
Gross margin (loss)	456	(33)	809	(718)

Other operating costs and expenses
Development, permitting and land holding	2,517	60	5,888	737
Standby costs	2,118	2,729	4,253	4,653
Accretion of asset retirement obligation	351	478	672	956
Total other operating costs and expenses	4,986	3,267	10,813	6,346

Selling, general and administration
Selling costs	—	—	—	12
General and administration	3,812	3,170	7,185	7,200
Total selling, general and administration	3,812	3,170	7,185	7,212

Total operating loss	(8,342)	(6,470)	(17,189)	(14,276)
Interest expense	(14)	(345)	(30)	(695)
Other income (loss)	(2,435)	(1,375)	(4,482)	1,117
Net loss	$(10,791)	$(8,190)	$(21,701)	$(13,854)

Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.15)	$(0.12)
Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer has any uranium sales contacts. Any future sales of uranium will be subject to sale in the spot market until a time when the Company can agree to terms for long-term sales contracts or potentially pursuant to direct government purchases. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from Pond Return at the Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.
Revenues for the three months ended June 30, 2021 and 2020 totaled $0.46 million and $0.40 million, respectively, which was primarily related to fees for ore received from a third-party uranium mine.
Revenues for the six months ended June 30, 2021 and 2020 totaled $0.81 million and $0.79 million, respectively, which was primarily related to fees for ore received from a third-party uranium mine.
Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended June 30, 2021, the Company did not recover any material amount of U3O8 from ISR recovery activities or from Alternate Feed Materials at the Mill. In the three months ended June 30, 2020, the Company recovered 200 pounds of U3O8 from ISR recovery activities for the Company’s own account and zero pounds of V2O5 from Pond Return.
There are no costs and expenses applicable to revenue for the three months ended June 30, 2021 and 2020, as the Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs.

In the six months ended June 30, 2021, the Company did not recover any material amount of U3O8 from ISR recovery activities or from Alternate Feed Materials at the Mill. In the six months ended June 30, 2020, the Company recovered 6,000 pounds of U3O8 from ISR recovery activities for the Company’s own account and 67,000 pounds of V2O5 from Pond Return.
There are no costs and expenses applicable to revenue for the six months ended June 30, 2021 and 2020, as the Company did not make any concentrate sales of U3O8 or V2O5 and primarily collected fees to receive ore from a third-party uranium mine for which the Company incurred de minimis costs.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended June 30, 2021, the Company spent $2.52 million for development of the Company’s properties, primarily due to the development and ramping up of the expected REE carbonate production program at the Mill, compared to $0.06 million for the three months ended June 30, 2020 for the development of the Company’s properties.
For the six months ended June 30, 2021, the Company spent $5.89 million for development of the Company’s properties, primarily due to the development and ramping up of the expected REE carbonate production program at the Mill, compared to $0.74 million for the six months ended June 30, 2020 for the development of the Company’s properties.
While we expect the amounts relative to the items listed above have added future value to the Company, we expense these amounts, as we do not have proven or probable reserves at any of the Company’s projects under SEC Industry Guide 7.
Standby costs
The Company’s La Sal and Daneros Projects were placed on standby in 2012 as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In the beginning of 2018, as well as the beginning of 2020, the Mill operated at lower levels of uranium recovery, including prolonged periods of standby. The Nichols Ranch Project was also placed on standby in early 2020. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the Mill was operating at low levels of uranium recovery or on standby, are expensed.
For the three months ended June 30, 2021, standby costs totaled $2.12 million, compared with $2.73 million in the prior year. For the six months ended June 30, 2021, standby costs totaled $4.25 million, compared with $4.65 million in the prior year. The decrease is primarily related to a reduction in recovery activities at the Nichols Ranch Project.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties was $0.35 million and $0.67 million, respectively, for the three and six months ended June 30, 2021, compared with $0.48 million and $0.96 million, respectively, for the three and six months ended June 30, 2020. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $3.81 million and $7.19 million, respectively, for the three and six months ended June 30, 2021, compared to $3.17 million and $7.21 million, respectively, for the three and six months ended June 30, 2020.
Impairment of Inventories
For the three and six months ended June 30, 2021, the Company recognized no impairment charges related to inventory. For the three and six months ended June 30, 2020, the Company recognized $0.43 million and $1.51 million, respectively, in inventory impairment. The impairment of inventories was due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended June 30, 2021 was $0.01 million, compared with $0.35 million for the three months ended June 30, 2020, respectively. Interest expense for the six months ended June 30, 2021 was $0.03 million, compared with

$0.70 million for the six months ended June 30, 2020, respectively. The decrease is primarily related to the full redemption of the Convertible Debentures in 2020.
Other income and expense
For the three months ended June 30, 2021, other income and expense was $2.44 million loss, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $3.55 million and a $0.44 million mark-to-market loss on investments accounted for at fair value, partially offset by a gain on foreign exchange of $0.66 million, other income of $0.87 million and interest income of $0.01 million.
For the three months ended June 30, 2020, other income and expense was $1.38 million loss, net. These amounts primarily consist of a mark-to-market loss on the change in fair value of the Convertible Debentures of $0.47 million, a mark-to-market loss on the increase in fair value of warrant liabilities of $1.24 million, and a loss on foreign exchange of $0.26 million, offset by a $0.53 million mark-to-market gain on investments accounted for at fair value and interest income of $0.06 million.
For the six months ended June 30, 2021, other income and expense was $4.48 million loss, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $7.05 million, partially offset by a $1.02 million mark-to-market gain on investments accounted for at fair value, other income of $1.20 million, a gain on foreign exchange of $0.32 million and interest income of $0.03 million.
For the six months ended June 30, 2020, other income and expense was $1.12 million income, net. These amounts primarily consist of a gain on foreign exchange of $0.98 million, a $0.14 million mark-to-market gain on investments accounted for at fair value, and interest income of $0.13 million, offset by a mark-to-market loss on the increase in fair value of warrant liabilities of $0.09 million.
Net Loss
During the three months ended June 30, 2021, the Company incurred a net loss of $10.79 million compared to a net loss of $8.19 million for the three months ended June 30, 2020. An increase in the Company’s share price resulted in a non-cash mark-to-market increase in warrant liabilities of $3.55 million during the three months ended June 30, 2021 compared to an increase of warrant liabilities of $1.24 million during the three months ended June 30, 2020. Further contributing to the Company’s increased net loss, during the three months ended June 30, 2021, and as compared to three months ended June 30, 2020, the Company spent an additional $2.46 million in development expenditures, primarily related to the development and ramping up of the expected REE carbonate production program at the Mill.
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
Working capital at June 30, 2021 and future requirements for funds
At June 30, 2021, the Company had net working capital of $98.77 million, including $79.02 million in cash, $0.42 million of marketable securities, approximately 691,000 pounds of uranium finished goods inventory and approximately 1,672,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company is actively focused on its forward-looking liquidity needs, especially in light of the current depressed uranium markets. The Company is evaluating its ongoing fixed cost structure, as well as decisions related to project retention, advancement and development. If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long-term business needs require. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Six months ended June 30, 2021
Cash, cash equivalents and restricted cash were $99.86 million at June 30, 2021, compared to $40.99 million at December 31, 2020. The increase of $58.87 million was due primarily to cash provided by financing activities of $72.16 million, cash provided by investing activities of $1.80 million, and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $1.41 million, offset by cash used in operating activities of $16.50 million.
Net cash used in operating activities of $16.50 million is comprised of the net loss of $21.70 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.56 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $1.19 million, a $7.05 million change in warrant liabilities and accretion of asset retirement obligation of $0.67 million, offset by unrealized foreign exchange gain of $1.60 million, other non-cash expenses of $1.58 million and a revision of asset retirement obligations of $0.04 million. Other items include an increase in inventories of $1.64 million, a decrease in accounts payable and accrued liabilities of $0.19 million, an increase in prepaid expenses and other assets of $0.18 million and an increase in trade and other receivables of $0.05 million.
Net cash provided by investing activities was $1.80 million comprised of $2.55 million cash received from maturities of marketable securities partially offset by $0.76 million cash used for the purchase of property, plant and equipment.
Net cash provided by financing activities totaled $72.16 million consisting of $67.10 million net proceeds from the issuance of shares under the Company's ATM facility, cash received from exercise of stock options of $1.46 million, cash received from exercise of warrants of $4.08 million, and $0.23 million cash received from non-controlling interest partially offset by $0.66 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units and $0.05 million cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates, foreign currency exchange rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, or REEs. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. The foreign currency exchange rate risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. The Company currently does not have any contracts in place for the sale of uranium or vanadium.
Commodity Price Risk
The Company is subject to market risk related to the market price of U3O8, V2O5, and REEs. The Company’s existing long-term uranium contracts expired following the Company’s April 2018 deliveries, and all uranium sales will now be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue beyond our current contracts will be affected by both spot and long-term U3O8 price fluctuations, which are affected by factors beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium and vanadium in the future. The Company currently does not have any sales, or contracts for vanadium; as a result, any sales of vanadium will be at spot prices and subject to commodity price risk. The Company currently has a contract for the sale of a portion of its expected REE carbonate production. Pricing under this contract is based on a formula that is tied to REE prices; as a result, sales of REE carbonate are subject to commodity price risk.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of June 30, 2021 ($000):

Cash and cash equivalents	$589
Accounts payable and accrued liabilities	(562)
Total	$27
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2021 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar / Cdn$	$—

Weakening net earnings	-1% change in U.S. dollar / Cdn$	$—

Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of June 30, 2021, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.

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

The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company's Form 10-K for the year ended December 31, 2020, or in this Form 10-Q for the six months ended June 30, 2021.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Warrant Indenture between Energy Fuels Inc., CST Trust Company and American Stock Transfer & Trust Company, LLC dated September 20, 2016 (4)
4.2	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 15, 2011 (5)
4.3	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (6)
4.4	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (7)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (8)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (9)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (10)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (11)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (12)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (13)
10.7	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (14)
10.8	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (15)
10.9	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (16)
10.10
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (17)

10.11	October 2021 Fourth Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc., dated March 18, 2021 and effective as of October 1, 2021 (18)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed on September 20, 2016.
(5)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(6)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(9)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(10)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(11)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(14)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(15)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(16)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.
(17)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(18)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 13, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: July 30, 2021	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: July 30, 2021	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer