Form 10-Q
period 2021-09-30
ENERGY FUELS INC
filed 2021-11-01
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of October 28, 2021, the registrant had 155,620,647 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2021

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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our ramp-up of commercial production of REE carbonate in 2021, and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the proposed establishment of a U.S. Uranium Reserve and risks related to any additional or future recommendations of the U.S. Nuclear Fuel Working Group not benefiting us in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:
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
•risks associated with our ramp up to commercial production of REE carbonate in 2021, including: the risk that we may not be able to produce REE carbonate that meets commercial specifications at commercial levels or at all, or at acceptable cost levels; the risk of not being able to secure adequate supplies of uranium and REE bearing ores in the future at satisfactory costs to us; the risk of not being able to increase our sources of uranium and REE bearing ores to meet future planned production goals; the risk of not being able to sell the REE carbonate we produce at acceptable prices to us; the risk of not being able to successfully construct and operate an REE separation facility, and potentially other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; and the risk of legal and regulatory challenges and delays;

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
•risks related to our securities;
•risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected; and
•risks of amendment to mining laws, including the imposition of any royalties on minerals extracted from federal lands, the institution of national monuments, mineral withdrawals or similar actions, which could adversely impact our affected properties or our ability to operate our affected properties
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and our other primary metals and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our proposed REE carbonate production or any other REE activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby, are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our reserve and resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs, bonding costs, or licensing/permitting requirements; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Rare Earth concentrates	$269	$—	$269	$—
Alternate feed materials processing and other	446	486	1,255	1,274
Total revenues	715	486	1,524	1,274
Costs and expenses applicable to revenues
Costs and expenses applicable to Rare Earth concentrates	278	—	278	—
Underutilized capacity production costs applicable to Rare Earth concentrates	450	—	450	—
Total costs and expenses applicable to revenues	728	—	728	—
Other operating costs
Impairment of inventories	—	138	—	1,644
Development, permitting and land holding	2,795	1,944	8,683	2,681
Standby costs	2,250	3,451	6,503	8,104
Accretion of asset retirement obligation	350	478	1,022	1,434
Selling costs	—	3	—	15
General and administration	2,973	3,820	10,158	11,020
Total operating loss	(8,381)	(9,348)	(25,570)	(23,624)

Interest expense	(13)	(218)	(43)	(913)
Other income (loss)	437	628	(4,045)	1,745
Net loss	(7,957)	(8,938)	(29,658)	(22,792)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	714	(171)	170	(398)
Other comprehensive income	714	(171)	170	(398)
Comprehensive loss	$(7,243)	$(9,109)	$(29,488)	$(23,190)

Net loss attributable to:
Owners of the Company	$(7,870)	$(8,855)	$(29,562)	$(22,699)
Non-controlling interests	(87)	(83)	(96)	(93)
	$(7,957)	$(8,938)	$(29,658)	$(22,792)
Comprehensive loss attributable to:
Owners of the Company	$(7,156)	$(9,026)	$(29,392)	$(23,097)
Non-controlling interests	(87)	(83)	(96)	(93)
	$(7,243)	$(9,109)	$(29,488)	$(23,190)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.21)	$(0.19)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$100,238	$20,168
Marketable securities	535	2,247
Trade and other receivables, net	4,358	1,169
Inventories, net	29,248	27,575
Prepaid expenses and other assets	1,989	1,313
Total current assets	136,368	52,472
Inventories, net	1,346	1,346
Operating lease right of use asset	474	662
Investments accounted for at fair value	3,052	779
Property, plant and equipment, net	22,211	23,621
Mineral properties, net	83,539	83,539
Restricted cash	20,293	20,817
Total assets	$267,283	$183,236

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,887	$3,321
Current portion of operating lease liability	315	289
Current portion of warrant liabilities	—	8,573
Current portion of asset retirement obligation	131	131
Current portion of held for sale asset retirement obligation	242	—
Total current liabilities	3,575	12,314
Operating lease liability	229	469
Asset retirement obligation	13,648	12,907
Total liabilities	17,452	25,690
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 154,494,078 at September 30, 2021 and 134,311,033 at December 31, 2020	670,861	549,317
Accumulated deficit	(427,374)	(397,812)
Accumulated other comprehensive income	2,478	2,308
Total shareholders' equity	245,965	153,813
Non-controlling interests	3,866	3,733
Total equity	249,831	157,546
Total liabilities and equity	$267,283	$183,236

Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807
Net loss	—	—	(10,784)	—	(10,784)	(7)	(10,791)
Other comprehensive loss	—	—	—	(897)	(897)	—	(897)
Shares issued for cash by at-the-market offering	6,043,937	38,040	—	—	38,040	—	38,040
Share issuance cost	—	(855)	—	—	(855)	—	(855)
Share-based compensation	—	493	—	—	493	—	493
Shares issued for exercise of stock options	251,960	710	—	—	710	—	710
Shares issued for exercise of warrants	1,474,439	10,093	—	—	10,093	—	10,093
Shares issued for consulting services	8,369	50	—	—	50	—	50
Shares issued for exercise of stock appreciation rights	2,500	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(48)	—	—	(48)	—	(48)
Contributions attributable to non-controlling interest	—	—	—	—	—	229	229
Balance at June 30, 2021	148,597,701	$629,618	$(419,504)	$1,764	$211,878	$3,953	$215,831
Net loss	—	—	(7,870)	—	(7,870)	(87)	(7,957)
Other comprehensive loss	—	—	—	714	714	—	714
Shares issued for cash by at-the-market offering	3,451,860	25,599	—	—	25,599	—	25,599
Share issuance cost	—	(576)	—	—	(576)	—	(576)
Share-based compensation	—	512	—	—	512	—	512
Shares issued for exercise of stock options	85,521	255	—	—	255	—	255
Shares issued for exercise of warrants	2,351,179	15,405	—	—	15,405	—	15,405
Shares issued for consulting services	7,817	48	—	—	48	—	48
Balance at September 30, 2021	154,494,078	$670,861	$(427,374)	$2,478	$245,965	$3,866	$249,831

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(5,657)	—	(5,657)	(7)	(5,664)
Other comprehensive loss	—	—	—	152	152	—	152
Shares issued for cash by public offering	11,300,000	16,611	—	—	16,611	—	16,611
Shares issued for cash by at-the-market offering	2,388,815	4,047	—	—	4,047	—	4,047
Share issuance cost	—	(1,563)	—	—	(1,563)	—	(1,563)
Share-based compensation	—	997	—	—	997	—	997
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	30,000	57	—	—	57	—	57
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance at March 31, 2020	114,945,157	$513,692	$(375,693)	$3,141	$141,140	$3,822	$144,962
Net loss	—	—	(8,187)	—	(8,187)	(3)	(8,190)
Other comprehensive loss	—	—	—	(379)	(379)	—	(379)
Shares issued for cash by at-the-market offering	5,559,548	8,969	—	—	8,969	—	8,969
Share issuance cost	—	(202)	—	—	(202)	—	(202)
Share-based compensation	—	704	—	—	704	—	704
Shares issued for consulting services	30,000	33	—	—	33	—	33
Balance at June 30, 2020	120,534,705	$523,196	$(383,880)	$2,762	$142,078	$3,819	$145,897
Net loss	—	—	(8,855)	—	(8,855)	(83)	(8,938)
Other comprehensive loss	—	—	—	(171)	(171)	—	(171)
Shares issued for cash by at-the-market offering	9,708,799	17,168	—	—	17,168	—	17,168
Share issuance cost	—	(388)	—	—	(388)	—	(388)
Share-based compensation	—	668	—	—	668	—	668
Shares issued for consulting services	30,000	46	—	—	46	—	46
Balance at September 30, 2020	130,273,504	$540,690	$(392,735)	$2,591	$150,546	$3,736	$154,282

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss for the period	$(29,658)	$(22,792)
Items not involving cash:
Depletion, depreciation and amortization	2,363	1,911
Share-based compensation	1,702	2,369
Change in value of Convertible Debentures	—	(153)
Change in value of warrant liabilities	8,050	(215)
Accretion of asset retirement obligation	1,022	1,434
Unrealized foreign exchange (gain) loss	440	(860)
Revision of asset retirement obligation	(39)	—
Impairment of inventories	—	1,644
Other non-cash expenses	(3,017)	649
Changes in assets and liabilities
Increase in inventories	(1,673)	(5,748)
(Increase) decrease in trade and other receivables	(61)	291
Increase in prepaid expenses and other assets	(678)	(442)
Decrease in accounts payable and accrued liabilities	(434)	(3,364)
Net cash used in operating activities	(21,983)	(25,276)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(953)	(515)
Maturities and sales of marketable securities	2,554	3,707
Net cash provided by investing activities	1,601	3,192
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	92,122	44,642
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(659)	(415)
Repayment of loans and borrowings	—	(8,303)
Cash received from exercise of warrants	6,627	—
Cash received from exercise of stock options	1,718	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(48)	—
Cash received from non-controlling interest	229	133
Net cash provided by financing activities	99,989	36,057
Effect of exchange rate fluctuations on cash held in foreign currencies	(61)	(52)
Net change in cash, cash equivalents and restricted cash	79,546	13,921
Cash, cash equivalents and restricted cash, beginning of period	40,985	32,891
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$120,531	$46,812
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$43	$720

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “EFI”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties. As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), is sold to customers for further processing into fuel for nuclear reactors. The Company produces vanadium as a co-product of its uranium recovery from certain of its mines as market conditions warrant and from time-to-time from solutions in its tailings impoundment system. The Company is in the process of ramping up to expected commercial-scale production of mixed REE carbonate in 2021 for the recovery of REEs and uranium.
The Company is an exploration stage mining company as defined by the U.S. SEC Industry Guide 7, as it has not established the existence of proven or probable reserves on any of its properties.
2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with U.S. GAAP and are presented in thousands of U.S. dollars, except for share and per share amounts. Certain footnote disclosures, where indicated, have share prices that are presented in Canadian dollars (“Cdn$”).
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
3.    MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of September 30, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(224)	$3	$535

The following table summarizes our marketable securities by significant investment categories as of December 31, 2020:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$824	$(418)	$1,841	$2,247

4.    INVENTORIES

	September 30, 2021	December 31, 2020
Concentrates and work-in-progress(1)	$27,095	$25,768
Inventory of ore in stockpiles	241	241
Raw materials and consumables	3,258	2,912
	$30,594	$28,921
Inventories
Current	$29,248	$27,575
Long term - raw materials and consumables	1,346	1,346
	$30,594	$28,921
(1) For the three and nine months ended September 30, 2021, the Company recorded no impairment loss in the Consolidated Statement of Operations related to concentrates and work in progress inventories (September 30, 2020 - $0.14 million and $1.64 million, respectively).
5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(17,677)	$11,533	$29,210	$(16,150)	$13,060
Alta Mesa	13,626	(4,769)	8,857	13,626	(4,088)	9,538
Equipment and other	14,481	(12,660)	1,821	13,528	(12,505)	1,023
Property, plant and equipment total	$57,317	$(35,106)	$22,211	$56,364	$(32,743)	$23,621

The following is a summary of mineral properties:

	September 30, 2021	December 31, 2020
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2021	December 31, 2020
Asset retirement obligation, beginning of period	$13,038	$18,972
Revision of estimate	(39)	(7,845)
Accretion of liabilities	1,022	1,911
Asset retirement obligation, end of period	$14,021	$13,038
Asset retirement obligation:
Current	$131	$131
Current - held for sale	242	—
Non-current	13,648	12,907
Asset retirement obligation, end of period	$14,021	$13,038
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.5% to 11.5% and an inflation rate of 2.0%. The total undiscounted decommissioning liability at September 30, 2021 is $42.29 million (December 31, 2020 - $41.95 million).
The following table summarizes the Company’s restricted cash:

	September 30, 2021	December 31, 2020
Restricted cash, beginning of period	$20,817	$20,081
Additional collateral posted	36	768
Refunds of collateral	(560)	(32)
Restricted cash, end of period	$20,293	$20,817
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
Cash, cash equivalents and restricted cash are included in the following accounts at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$100,238	$20,168
Restricted cash included in other long-term assets	20,293	20,817
Total cash, cash equivalents and restricted cash	$120,531	$40,985
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
The Convertible Debentures were measured at fair value based on the closing price on the TSX (a Level 1 measurement), and changes were recognized in earnings. For the three and nine months ended September 30, 2020, the Company recorded a loss on revaluation of Convertible Debentures of $0.15 million and $0.15 million, respectively.
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
Total lease cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating leases	$77	$78	$231	$262
Short-term leases	81	74	243	223
Total lease expense	$158	$152	$474	$485
The weighted average remaining lease term and weighted average discount rate were as follows:

	Nine months ended September 30,
	2021	2020
Weighted average remaining lease term of operating leases	1.7 years	2.7 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$87	$85	$257	$282

Future minimum payments of operating lease liabilities as of September 30, 2021 are as follows:

Years Ending December 31:
2021 (excluding the nine months ended September 30, 2021)	$87
2022	350
2023	147
2024	—
2025	—
Thereafter	—
Total lease payments	$584
Less: interest	(40)
Present value of lease liabilities	$544
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
In the nine months ended September 30, 2021, the Company issued 15.03 million Common Shares under the Company’s ATM for net proceeds of $92.12 million after share issuance costs.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities, as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Cdn$.

Month Issued	Expiry Date	Exercise Price USD$	Warrants Outstanding	Fair value at September 30, 2021
September 2016(1)	September 20, 2021	2.45	—	$—
(1) The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 16). Each warrant was exercisable until September 20, 2021 and entitled the holder thereof to acquire one common share upon exercise at an exercise price of $2.45 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.
10.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss attributable to owners of the Company	$(7,870)	$(8,855)	$(29,562)	$(22,699)
Basic and diluted weighted average common shares outstanding	149,792,788	115,295,589	143,912,182	117,487,582
Net loss per common share	$(0.05)	$(0.08)	$(0.21)	$(0.19)
For the nine months ended September 30, 2021, 1.10 million (September 30, 2020 - 6.16 million) options and warrants have been excluded from the calculation, as their effect would have been anti-dilutive.
11.    SHARE-BASED PAYMENTS
The Company, under the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), maintains an equity incentive plan for directors, executives, eligible employees and consultants. Equity incentive awards include employee stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new shares of common stock to satisfy exercises and vesting under its equity incentive awards. At September 30, 2021, a total of 15,449,408 Common Shares were authorized for equity incentive plan awards.
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
The fair value of the options granted under the Compensation Plan for the nine months ended September 30, 2021 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	0.44%
Expected life (in years)	5.0
Expected volatility	61.96%	*
Expected dividend yield	—%
Weighted average grant date fair value	$2.06
*Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the options.
The summary of the Company’s stock options at September 30, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2019	$1.70 - $15.61	1,487,433	$3.43
Granted(1)	1.76 - 3.06	711,414	1.77
Exercised	1.70 - 2.92	(302,707)	1.97
Forfeited	1.70 - 5.18	(188,541)	3.26
Expired	4.12 - 5.22	(98,512)	4.40
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 7.14	169,210	3.99
Exercised	1.70 - 7.42	(615,591)	2.65
Forfeited	1.76 - 5.91	(8,049)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, September 30, 2021	$1.70 - $7.42	1,103,004	$2.98	2.54
Exercisable, September 30, 2021	$1.70 - $7.42	888,627	$3.06	2.25	$3,540

(1) Includes 0.71 million options granted in the nine months ended September 30, 2020.
A summary of the status and activity of non-vested stock options for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	403,990	$0.94
Granted	169,210	2.06
Vested	(350,774)	1.23
Forfeited	(8,049)	1.60
Non-vested September 30, 2021	214,377	$1.34
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Prior to vesting, holders of RSUs generally do not have voting rights. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU at no additional payment. During the nine months ended September 30, 2021, the Company’s Board of Directors issued 0.44 million RSUs under the Compensation Plan (September 30, 2020 - 0.74 million).
A summary of the status and activity of non-vested RSUs for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Forfeited	—	—
Non-vested September 30, 2021	900,064	$2.94
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2021 was $2.67 million (September 30, 2020 – $1.97 million).

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
Each SAR outstanding entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any 90-calendar day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any 90-calendar-day period. The first of these vesting performance goals was reached during the nine months ended September 30, 2021.
The summary of the Company’s SARs at September 30, 2021 and December 31, 2020, and the changes for the fiscal periods ending on those dates, is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,165,509	$2.92
Granted	—	—
Exercised	—	—
Forfeited	(444,886)	2.92
Expired	—	—
Balance, December 31, 2020	1,720,623	$2.92
Granted	—	—
Exercised	(17,793)	2.92
Forfeited	—	—
Expired	—	—
Balance, September 30, 2021	1,702,830	2.92
A summary of the status and activity of non-vested SARs for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2020	1,720,623	$1.25
Granted	—	—
Vested	(573,537)	1.25
Forfeited	—	—
Non-vested September 30, 2021	1,147,086	$1.25

The components of share-based compensation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Recognized expense
Stock options	$42	$134	$281	$508
RSU awards	409	306	1,162	986
SARs	62	230	260	876
Total recognized expense	$513	$670	$1,703	$2,370
At September 30, 2021, there were $0.10 million, $1.08 million, and $0.01 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.28, 1.87, and 0.06, respectively.
12.    INCOME TAXES
As of September 30, 2021, the Company does not believe that it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of September 30, 2021 and December 31, 2020.
13.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income	$5	$(4)	$30	$124
Change in value of investments accounted for at fair value	1,294	258	2,315	394
Change in value of warrant liabilities	(1,000)	307	(8,050)	215
Change in value of Convertible Debentures	—	153	—	153
Foreign exchange gain (loss)	(536)	(105)	(216)	876
Other	674	19	1,876	(17)
Other income (loss)	$437	$628	$(4,045)	$1,745
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

The UDEQ renewed in January 2018, then reissued with minor corrections in February 2018, the Mill’s radioactive materials license (the “License”) for another ten years and the Groundwater Discharge Permit (the “GWDP”) for another five years, after which further applications for renewal of the License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing License and GWDP until such time as the renewed License or GWDP is issued.
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and the Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. In February 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The proposal remains under consideration by the Company, which may choose to submit a counterproposal if it determines that meaningful settlement can be reached by the parties. The Company does not consider these challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect its financial position, results of operations or cash flows.
On August 26, 2021, the Ute Mountain Ute Tribe filed a Petition to Intervene and Petition for Review challenging the UDEQ’s approval of Amendment No. 10 to the License, which expanded the list of alternate feed materials that the Mill is authorized to accept and process for its source material content. The challenge is currently being evaluated and may involve the appointment of an ALJ to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or revoke the license amendment. At this time, the Company does not believe any such modification or revocation would materially affect its financial position, results of operations or cash flows.
Pinyon Plain Project
In March 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Pinyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the U.S. Forest Service (“USFS”) and the USFS Forest Supervisor for the Kaibab National Forest (together, the “Defendants”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Pinyon Plain Project (formerly known as the Canyon Project), (b) setting aside any approvals regarding exploration and mining operations at the Pinyon Plain Project, and (c) directing operations to cease at the Pinyon Plain Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Pinyon Plain Project until the USFS fully complies with all applicable laws. In April 2013, the Pinyon Plaintiffs filed a Motion for Preliminary Injunction, which was later denied by the District Court . In April 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Pinyon Plaintiffs on all counts. The Pinyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, Pinyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit, which were denied on June 30, 2015.

The hearing on the merits was held at the Ninth Circuit on December 15, 2016, which resulted in a favorable ruling for the USFS and the Company a year later. The Pinyon Plaintiffs petitioned the Ninth Circuit for a rehearing en banc and, in October 2018, the Ninth Circuit panel withdrew its prior opinion and filed a new opinion, which affirmed the prior opinion with one exception to the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Pinyon Plaintiffs lacked standing under the General Mining Law of 1872 (the “Mining Law”). The panel remanded the claim back to the District Court to hear on the merits, with the Pinyon Plaintiffs alleging that the USFS did not consider all relevant costs in analyzing whether the Company satisfied the Mining Law’s “prudent person test” in its mineral examination and, thus, erred in concluding that the Company has valid existing rights to operate the Pinyon Plain Mine on lands otherwise subject to a 2012 U.S. Department of Interior withdrawal from location and entry.
On May 22, 2020, after the matters were briefed, the District Court issued its final order in favor of the Company and the Defendants, which the Pinyon Plaintiffs thereafter appealed with the Ninth Circuit. In December 2020, the Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit and, in April 2021, the USFS and the Company filed their respective Answering Briefs. Oral arguments were held remotely on August 30, 2021, and a decision is now pending with the Ninth Circuit. As a part of the appeal, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.

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
On October 27, 2021, the Company sold the Daneros mine to Consolidated Uranium Inc. (f/k/a International Consolidated Uranium Inc.), in addition to a number of its other non-core conventional uranium assets. Pursuant to the arrangement, the Company, through its indirect, wholly owned subsidiary Energy Fuels Resources (USA) Inc., will continue to act as operator to the mine and manage the pending case. See Note 17 for a more extensive discussion of the sale.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as security for the Company’s asset retirement obligations. The Company is obligated to pay any reclamation or closure costs due over and above the collateral posted by the Company under these bonds. As of September 30, 2021, the Company has $20.29 million posted as collateral against an undiscounted asset retirement obligation of $42.29 million (December 31, 2020 - $20.82 million posted as collateral against an undiscounted asset retirement obligation of $41.95 million).
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
United Nuclear contributed $0.23 million to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2021 (September 30, 2020 - $0.13 million).
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
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant. The Company did not pay any royalty payments to the sellers of the Acquired Companies or to Mr. Eshleman or his immediate family members in the nine months ended September 30, 2021 or 2020. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.28 million as of September 30, 2021 (December 31, 2020 - nil).

16.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of September 30, 2021. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2021, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$3,052	$—	$—	$3,052
Marketable equity securities	535	—	—	535
	$3,587	$—	$—	$3,587
The Company’s investments are marketable equity securities which are exchange-traded and are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
17.    SUBSEQUENT EVENTS
Sale of non-core conventional uranium assets
On July 15, 2021, the Company and International Consolidated Uranium Inc., which as of July 23, 2021 became known as Consolidated Uranium Inc. (“CUR”), jointly announced the signing of a definitive asset purchase agreement (the “Agreement”) for CUR to acquire a portfolio of Energy Fuels’ non-core conventional uranium projects located in Utah and Colorado, including the Daneros mine, the Tony M mine, the Rim mine, the Sage Plain project, and several U.S. Department of Energy leases (the “Sale”).
On October 27, 2021 (“Closing Date”), the parties closed the Sale in accordance with the terms of the Agreement, as a result of which the aforementioned properties and leases were transferred to CUR in exchange for the following consideration:
•$2,000,000 in cash on the Closing Date;
•the issuance of 11,860,101 Common Shares of CUR, constituting 19.9% of the outstanding CUR Common Shares immediately after the Closing Date, at a price per share equal to the closing price of the CUR Common Shares on the TSX Venture Exchange (“TSXV”) on the last trading day immediately prior to issuance;
•an additional CDN$3,000,000 in cash payable on or before the 18-month anniversary of the Closing Date;
•an additional CDN$3,000,000 in cash payable on or before the 36-month anniversary of the Closing Date; and
•the commitment to make production payments on a per-project basis totaling CDN$5,000,000 as set forth pursuant to individual production payment agreements executed on the Closing Date.
As a part of the Agreement, the Company has entered into a number of mine operating agreements pursuant to which it will act, through its indirect, wholly owned subsidiary Energy Fuels Resources (USA) Inc., as Operator to the Sale projects in accordance with a program and budget negotiated annually by the parties, in exchange for which the Company will receive reimbursement for all direct costs in addition to an overhead allocation and management fee.
These non-core conventional uranium project assets met held for sale criteria, but as these assets had no carrying value, there are only asset retirement obligations of $0.24 million separately presented for the period ended September 30, 2021.
Sale of shares in the Company's ATM program
From October 1, 2021 through October 28, 2021, the Company issued 1.07 million Common Shares at a weighted average price of $8.44 for net proceeds of $8.85 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine-month period ended September 30, 2021, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
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
Our primary product is natural uranium concentrate (“U3O8”), also known as yellowcake, which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity and 55% of the clean, carbon-free electricity generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium for our own account, as well as from toll processing materials for others.
Our uranium concentrate is produced from multiple sources:
•Conventional recovery operations at our White Mesa Mill (the “Mill”), including:
◦Processing ore from uranium mines; and
◦Recycling of uranium-bearing materials that are not derived from conventional ore (“Alternate Feed Materials”); and
•In-situ recovery (“ISR”) operations.
The Company also has a long history of conventional vanadium recovery at the Mill when vanadium prices support those activities. From late 2018 to early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity vanadium pentoxide (“V2O5”). The Company has also recovered uranium from Pond Return since 2015 and continues to evaluate opportunities for copper recovery from our Pinyon Plain Project.
In 2020, the Company began evaluating the potential to recover rare earth elements (“REEs”) at the Mill. By October 2020, the Company had produced a mixed REE carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, from which it expects to recover uranium and produce a commercially salable mixed REE carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed REE carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of REE carbonate to a separation facility in Europe, which is the next step in producing usable REE products. The Company is also in discussions with other entities to acquire additional supplies of natural monazite sands, and is working with U.S. government agencies and national laboratories on various REE initiatives, including with the U.S. Department of Energy (“DOE”) to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill produced from coal-based resources. The Company is also evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium through its Pond Return Program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the nine months ended September 30, 2021, Mill activities focused primarily on processing REE monazite sands and producing a mixed REE carbonate. The Company is actively pursuing additional Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance to and is uniquely positioned in this region to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailings management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, beginning in the second quarter of 2019 and continuing through the third quarter of 2021, the Company has been receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly cleanup projects similar to those requiring cleanup on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project and Alta Mesa Project, both of which are on standby at current uranium prices.
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
Update on Rare Earth Element Initiative
In early March 2021, the Company began receiving shipments of natural monazite sand ore from Chemours’ Offerman Plant in Georgia. In late March 2021, the Company began ramping up to commercial-scale production of a mixed REE carbonate, along with uranium, through the processing of this ore.

On July 7, 2021, the Company and Neo Performance Materials (“Neo”) jointly announced the signing of a definitive supply agreement and the successful production of a first container of REE Carbonate by the Company at the Mill, which was then en route to Neo’s REE separations facility in Sillamäe, Estonia (“Silmet”). Under this agreement, the Company processes natural monazite sands into an REE carbonate and ships a portion of that production to Silmet. Neo then processes the REE carbonate into separated rare earth materials for use in rare earth permanent magnets and other rare earth-based advanced materials. Silmet is the only operational full-scale rare earth separations facility in Europe and has been separating rare earths into commercial value-added products for more than 50 years.
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
On April 21, 2021, the Company and Hyperion Metals announced the signing of a non-binding Memorandum of Understanding for the potential future supply of monazite from Hyperion’s Titan heavy mineral sand project in Tennessee to the Mill. The Company is actively seeking additional sources of monazite to supply its emerging U.S. REE business.
On April 23, 2021, the Company announced that it had been awarded an additional $1.75 million by the DOE to complete a feasibility study on the production of REE products from natural coal-based resources, as well as from other materials, such as the natural monazite ore the Company is currently processing at the Mill and other REE-bearing ores. The Company’s work on the DOE feasibility study is expected to complement the Company’s efforts to develop commercial REE separation, metals, alloys, and other downstream REE capabilities at the Mill.
On April 27, 2021, the Company announced that it had engaged Carester SAS (“Carester”) to prepare a scoping study for the development of a solvent extraction REE separation circuit at the Mill. Based in Lyons, France, Carester is one of the world’s leading global consultants on REE supply chains with expertise in designing, constructing, operating, and optimizing REE production facilities globally. Carester has been engaged to support EFI’s planned development of REE separation capabilities at the Mill, utilizing its existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized rare earth production sequence. Carester’s scoping work includes an evaluation of the Mill’s current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors.
Collaboration with RadTran, LLC on Recovering Medical Isotopes for Advanced Cancer Therapies
On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, LLC, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging targeted alpha therapy (“TAT”) cancer therapeutics and other applications. Under this strategic alliance, the Company is evaluating the feasibility of recovering Th-232, and potentially Ra-226, from its existing uranium and REE carbonate process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232 and Th-228 from the Ra-228 at the Mill using RadTran technologies. Recovered Ra-228, Th-228 and, potentially, Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recycle valuable isotopes from its existing process streams that would otherwise be lost to disposal for use in treating cancer.
Establishment of the San Juan County Clean Energy Foundation
On September 16, 2021, the Company announced its establishment of the San Juan County Clean Energy Foundation, a fund specifically designed to contribute to the communities surrounding the Mill in Southeastern, Utah.
The Company made an initial deposit of $1 million into the Foundation and anticipates providing ongoing annual funding equal to 1% of the Mill’s future revenues, providing funding to support the local economy and local priorities. The Foundation will focus on supporting education, the environment, health/wellness, and economic advancement in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.

Proposed Establishment of a U.S. Uranium Reserve
On December 27, 2020, Congress passed the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the proposed establishment of a strategic U.S. Uranium Reserve, and was signed into law by the president then serving. This key funding opens the door for the U.S. government to purchase domestically-produced uranium to guard against potential commercial and national security risks presented by the country’s near-total reliance on foreign imports of uranium. The Company stands ready to benefit from this program through future production from its mines and facilities and potentially sales out of its existing uranium inventories. However, because the U.S. Uranium Reserve has yet to be established at this time, the details of implementation of activities pursuant to the new law have not yet been defined. The U.S. government is currently in the process of evaluating how best to structure and operate the program, and recently accepted comments from industry stakeholders (including Energy Fuels) are currently under consideration. As a result, there can be no certainty as to the outcome of the U.S. Uranium Reserve, including the process for and details of its development, and any resulting support for the Company’s ongoing and planned activities or for any further evaluations of the Working Group.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose significantly during the third quarter of 2021 and exhibited considerable volatility. The uranium spot price began the quarter at $32.40 per pound on June 30, 2021 and rose 30% to $42.20 per pound on September 30, 2021. The uranium spot price hit a high of $50.50 per pound on September 17, 2021 and a low of $30.50 per pound on August 13, 2021. TradeTech price data indicates that long-term U3O8 prices rose significantly during the quarter as well, beginning the quarter at $35.00 per pound and ending the quarter at $45.00 per pound. On October 22, 2021, TradeTech reported a spot price of $47.75 per pound and a long-term price of $45.00 per pound.
There were a number of important developments that occurred during the quarter. Most notably, in early September, uranium prices began to rise significantly due in part to increased uranium purchasing primarily from traders, financial entities and intermediaries and news that the Illinois Legislature was set to pass a bill allowing Exelon’s Byron and Dresden nuclear units to continue operating (TradeTech, NMR, September 10, 2021). Sprott Asset Management, LP, which had previously acquired Uranium Participation Corp., launched the Sprott Physical Uranium Trust (the “Trust” or “SPUT”) in July 2021, drawing significant interest from both uranium buyers and sellers due to the possibility that the Trust would become a significant buyer of uranium (TradeTech, NMR, July 23, 2021). In mid-August, the Trust announced the launch of an ATM program to issue up to $300 million of units of the Trust for the purpose of acquiring and holding physical uranium (TradeTech, NMR, August 20, 2021). In September, the Trust announced that it had increased the size of its ATM program to $1.3 billion (TradeTech, NMR, September 10, 2021). TradeTech reported that the “price increase was fueled by significant transaction volume,” with the bulk of purchasing being completed by financial entities (TradeTech, NMR, September 3, 2021).
“The launch of the Sprott Physical Uranium Trust (SPUT) in mid-August has been a significant contributing factor in the price rise. Not only has SPUT accounted for a significant portion of the material purchased since mid-August, but the launch of the fund has attracted a number of new parties to the uranium market, which when combined with steady purchases from producers and already existing funds, has added further momentum to the price rise. While supplies have been sufficient to meet the increase in spot demand, several of the purchases in recent days do call for delivery later in the year or in early 2022. Supplies in the near term are still available, however, sellers continue to exercise caution about releasing all of their supply now, preferring instead to retain some material for sale in anticipation of further price increases and to sell to utilities that are expected to enter the market in the coming months.” (TradeTech, NMR, September 3, 2021)
By late September, the price of uranium fell, “as sellers exhibited increasing anxiety about the lack of firm demand.” (TradeTech, NMR, September 24, 2021). At month-end, following a record 13.2 million pounds of U3O8 equivalent in August, TradeTech reported that the “spot uranium market continues to see historic records smashed with transaction volumes reaching a new high this month as 14.5 million pounds of U3O8 equivalent were transacted in the spot market – the largest transaction volume recorded in a single month in the uranium spot market since 1996.” (TradeTech, NMR, September 30, 2021). Importantly, TradeTech reports that buyers of uranium (including presumably utilities) are becoming more willing to “accept higher priced term offers in order to lock in supply at predictable prices in the mid- and long-term periods.” (TradeTech NMR, September 30, 2021). On October 15, 2021, the uranium spot price rose by $8.60 per pound (up 23% from $37.40 on October 8, 2021 to $46.00), representing the largest week-over-week price increase in the history of TradeTech’s weekly spot price indicator after SPUT purchased nearly 2.1 million pounds of uranium during the week. (TradeTech, NMR, October 15, 2021). On October 18, 2021, it was announced that the largest uranium producer in the world, Kazakh state-owned Kazatomprom, invested in a new uranium fund, along with the National Bank of Kazakhstan and Genchi Global Ltd., to hold physical uranium as a long-term investment. The new fund has an initial $50 million of financing, and expects to raise additional capital of up to $500 million in the future.

In addition, the Company believes that certain uranium supply and demand fundamentals continue to point to higher sustained uranium prices in the future, including significant production cuts in recent years and sharply reduced production in 2020 due to COVID-19, along with significant increased demand from utilities, financial entities (including SPUT), traders and producers. The Company believes that financial entities purchasing uranium on the spot market for long-term investment represent a fundamental shift in the uranium market by increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders, and others. In response, the Company desires to enter into term contracts with utilities for the sale of uranium at prices that support production. With less uranium available on the spot market and the potential for significant future price volatility, the Company is tracking the potential willingness of utilities to accept higher-term offers. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, the life of a given uranium mine, conversion/enrichment shutdowns, the opaque nature of inventories and secondary supplies, unfilled utility demand, and the market activity of state-owned uranium and nuclear companies.
Therefore, the Company will continue to closely monitor uranium markets and seek opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs, and provide a reasonable rate-of-return to investors while also holding back some production to allow the Company and its shareholders the ability to participate in further upside price movements. The Company will also continue to evaluate the timing and method for the disposition of its existing uranium inventories, including selling into the spot market or as a part of one or more term contracts.
Vanadium Market Update
During the quarter, the mid-point price of vanadium in Europe was generally flat, beginning the quarter at $8.75 per pound as of June 25, 2021 and ending the quarter at $8.78 per pound as of September 24, 2021. The price of vanadium reached a high of $9.88 per pound during the weeks of July 30, 2021 and August 6, 2021 and a low of $8.75 per pound at the beginning of the quarter. According to Metal Bulletin, vanadium prices in Europe rose during the summer due to widespread violence in South Africa, causing consumers to look for supply alternatives ahead of any further disruption, as South Africa accounts for approximately 44% of global vanadium pentoxide production. (Vanadium Snapshot: South Africa civil unrest sparks supply concerns, leading to higher prices in Europe, July 16, 2021). Prices weakened somewhat by mid-August due to expected market weakness in China and profit-taking by traders (Metal Bulletin, Focus, Vanadium close to price bottom but market worries over weakness in China, September 20, 2021). As of October 29, 2021, the price of vanadium pentoxide was $8.00 per pound.
Rare Earth Market Update
REEs are comprised of 15 chemical elements, plus scandium (Sc) and yttrium (Y). REEs are used in a variety of clean energy and advanced technologies. According to industry analyst Roskill, most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20 Edition). The REE market is dominated by China and, according to 2018 data, China controlled 68% of global primary production, 100% of global secondary production and nearly all production of the “heavy” REEs, including terbium and dysprosium (Adamas Intelligence).
The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption yet over 90% of the value consumed.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for REE oxides and compounds individually. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La, as the price the Company receives from the sale of its REE carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr6O11 25%; Nd2O3 75%) mid-point prices in China rose approximately 22% during the quarter from $93.00/kg to $113.80/kg. The current price for NdPr Oxide is $123.30/kg. Mid-point Ce Oxide (99.9%) remained consistent during the quarter at $2.35/kg. The current price for Ce Oxide is $2.35/kg. Mid-point La Oxide (99.9%) prices fell slightly during the quarter from $1.47/kg to $1.45/kg. The current price for La Oxide is $1.44/kg.
As demand for clean energy technologies, including electric vehicles, renewable energy systems and batteries, along with other advanced technologies, increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with anticipated rising REE prices.

Operations Update and Outlook for Period Ending September 30, 2021
Overview
According to TradeTech price data, uranium prices have exhibited extreme volatility in recent weeks, moving from $30.50 per pound on August 13, 2021 to $50.50 per pound on September 17, 2021 (up 66%) to $37.40 per pound on October 8, 2021 (down 26%) to $46.00 per pound on October 15, 2021 (up 23%). The Company continues to believe that uranium supply and demand fundamentals continue to point to higher sustained uranium prices in the future. In addition, the recent entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into long-term contracts with producers like Energy Fuels to ensure security of supply and more certain pricing. However, the recent short-term uranium price increases are not yet sufficient to justify commencing uranium production at the Company’s mines and ISR facilities. As a result, the Company expects to maintain uranium recovery at reduced levels until such time when sustained increased market prices are observed, suitable term sales contracts can be procured, or the U.S. government buys uranium from the Company following the establishment of the proposed U.S. Uranium Reserve. The Company also holds significant uranium inventories and is evaluating selling all or a portion of these inventories in response to future upside price volatility.
The Company will also continue to seek new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company is also seeking new sources of natural monazite sands for its emerging REE business and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including the proposed establishment of a U.S. Uranium Reserve.
Extraction and Recovery Activities Overview
During the nine months ended September 30, 2021, the Company did not recover any significant quantities of U3O8. The Company expects to package insignificant quantities of U3O8 in the year ending December 31, 2021, focusing instead on ramping up and optimizing its mixed REE carbonate production, while also enhancing its readiness to quickly resume uranium production at certain of its facilities. All uranium recovered during 2021 is expected to be retained in-circuit at the Mill and to not be packaged in 2021. The Company does not plan to extract and/or recover any amounts of uranium of any significance from its Nichols Ranch Project in 2021, which was placed on standby in the second quarter of 2020 due to the depletion of its seven constructed wellfields. In addition, the Company expects to keep the Alta Mesa Project and its conventional mining properties on standby during 2021.
During 2021, the Company expects to recover approximately 400 to 600 tonnes of mixed REE carbonate containing approximately 180 to 270 tonnes of TREO at the Mill, subject to the receipt of sufficient quantities of natural monazite ore, as it continues to ramp up its REE carbonate production. The Company expects to produce no vanadium during 2021.
To date, the Company has strategically opted not to enter into any uranium sales commitments. However, the Company believes that recent price increases and volatility have increased the potential for the Company to make spot sales, and the Company is actively seeking term sales contracts with utilities at pricing that sustains production and covers corporate overhead. Therefore, existing inventories may remain unchanged at approximately 691,000 pounds of U3O8 at year-end or may be reduced in the event the Company sells some inventory on the spot market in Q4-2021. All V2O5 inventory is expected to be sold on the spot market if prices rise sufficiently above current levels, but will otherwise continue to be maintained in inventory. The Company expects to sell all or a portion of its mixed REE carbonate to Neo Performance Materials or other global separation facilities and/or to stockpile it for future production of separated REE oxides at the Mill or elsewhere.
ISR Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2021 from Nichols Ranch.
Until such time when market conditions improve sufficiently, suitable term sales contracts can be procured, or the proposed U.S. Uranium Reserve is established, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully-permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
The Company expects to continue to keep the Alta Mesa Project on standby until such time that market conditions improve sufficiently, suitable term sales contracts can be procured, or the proposed U.S. Uranium Reserve is established.

Conventional Activities
Conventional Extraction and Recovery Activities
During the nine months ended September 30, 2021, the Mill did not recover any material quantities of U3O8, focusing instead on developing its REE recovery business. During the nine months ended September 30, 2021, the Mill produced approximately 270 tonnes of REE concentrate, containing approximately 120 tonnes of TREO. During 2021, the Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2021 from the Mill. The uranium currently being recovered through the processing of REE- and uranium-bearing natural monazite ore is expected to remain in circuit during 2021 and be packaged after year-end. The Company expects to recover approximately 400 to 600 tonnes of REE carbonate containing approximately 180 to 270 tonnes of TREO at the Mill during 2021, subject to the receipt of sufficient quantities of natural monazite sands, as it ramps up its REE carbonate production. These numbers are reduced from last quarter’s guidance of 700 to 1,100 tonnes of mixed REE carbonate and 350 to 550 tonnes of TREO. The reduced REE carbonate production is due to reduced supplies of monazite sands currently available from the Company's supplier in Georgia, which are now expected to be approximately 800 tonnes of monazite sands per year, down from the previous expectation of approximately 2,500 tonnes per year. The Company is in advanced discussions with several monazite suppliers, including the Company’s existing supplier, to secure additional supplies of monazite sands, which if successful, would be expected to allow the Company to increase RE carbonate production. In addition to its 691,000 pounds of finished uranium inventories currently located at a North American conversion facility or at the Mill, the Company has approximately 252,000 pounds of U3O8 contained in stockpiled alternate feed material and ore inventory at the Mill that can be recovered relatively quickly in the future, as general market conditions may warrant.
In addition, there remains an estimated 1.5-3 million pounds of solubilized recoverable V2O5 inventory remaining in the tailings facility awaiting future recovery, as market conditions may warrant.
The Mill has historically operated on a campaign basis whereby uranium and/or vanadium recovery is scheduled as mill feed, cash needs, contractual requirements and/or market conditions may warrant. The Company currently expects that planned uranium production from Alternate Feed Materials, processing natural monazite sand ore for the recovery of uranium and REEs, and receipt of uranium-bearing materials from mine cleanup activities will keep the Mill in operation through and beyond 2021. The Company is also actively pursuing opportunities to process additional sources of natural monazite sand ore, new and additional Alternate Feed Material sources, and new and additional low-grade ore from third parties in connection with various uranium clean-up requirements. Successful results from these activities would allow the Mill to extend operations well into and beyond 2022.
If, at any time, the Company is unable to justify full operation of the Mill, the Company would place uranium, REE and/or vanadium recovery activities at the Mill on standby. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant, if operating, and continue to receive and stockpile Alternate Feed Materials for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill’s standby costs.
Conventional Standby, Permitting and Evaluation Activities
During the nine months ended September 30, 2021, standby and environmental compliance activities continued at the fully permitted and substantially developed Pinyon Plain Project. The Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from this Project will be based on the results of the additional evaluation work and available financing, along with improvements in general market conditions, procurement of suitable sales contracts and/or the establishment of a proposed U.S. Uranium Reserve.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its conventional projects, including the Sheep Mountain Project, La Sal Complex and Whirlwind mine. In addition, the Company will continue to evaluate the Bullfrog Property at its Henry Mountains Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant. As more generally referenced above, the Company entered into a definitive agreement to sell the Tony M, Daneros, Rim and certain other non-core conventional uranium assets to Consolidated Uranium Inc. (f/k/a International Consolidated Uranium, Inc.), which closed on October 27, 2021.

Uranium Sales
During the nine months ended September 30, 2021, the Company completed no sales of uranium. The Company currently has no remaining contracts and, therefore, all existing uranium inventory and future production is fully unhedged to future uranium price changes. The Company is evaluating opportunities to sell a portion of its existing uranium inventory into the spot market.
Vanadium Sales
During the nine months ended September 30, 2021, the Company completed no sales of vanadium. The Company expects to sell finished vanadium product, when justified, into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and, potentially, the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2019/2020 Pond Return Program was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale depending on vanadium spot prices and general market conditions.
Rare Earth Sales
The Company commenced its ramp-up to commercial production of a mixed REE carbonate in March 2021 and has shipped all of its REE carbonate produced to-date to Neo’s Silmet separation facility in Europe, where it is currently being fed into their separation process. All REE carbonate produced at the Mill in 2021 is expected to be sold to Neo for separation at its Silmet facility. Until such time as the Company expects to permit and construct its own separation circuits at the Mill, production in future years is expected to be sold to Neo for separation at Silmet and, potentially, to other REE separation facilities outside of the U.S. To the extent not sold, the Company expects to stockpile mixed REE carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
As the Company continues to ramp up its mixed REE carbonate production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are optimized. However, even at the current throughput rates, the Company is recovering most of its direct costs of this growing initiative, with the other costs associated with ramping up production, process enhancements and evaluating future separation capabilities at the Mill being expensed as development expenditures. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which will be valuable for current and future mixed REE carbonate production and future, expected production of separated REE oxides and other advanced REE materials at the Mill.
Continued Efforts to Minimize Costs
The Company will continue to seek ways to minimize the costs of maintaining its critical properties in a state of readiness for potential improvements in market conditions, and to evaluate on a periodic basis whether additional cost-cutting measures may be warranted as a result of general market conditions, as they may change over time.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Rare Earth concentrates	$269	$—	$269	$—
Alternate feed materials processing and other	446	486	1,255	1,274
Total revenues	715	486	1,524	1,274
Costs and expenses applicable to revenues
Costs and expenses applicable to Rare Earth concentrates	278	—	278	—
Underutilized capacity production costs applicable to Rare Earth concentrates	450	—	450	—
Total costs and expenses applicable to revenues	728	—	728	—
Impairment of inventories	—	138	—	1,644
Gross margin (loss)	(13)	348	796	(370)

Other operating costs and expenses
Development, permitting and land holding	2,795	1,944	8,683	2,681
Standby costs	2,250	3,451	6,503	8,104
Accretion of asset retirement obligation	350	478	1,022	1,434
Total other operating costs and expenses	5,395	5,873	16,208	12,219

Selling, general and administration
Selling costs	—	3	—	15
General and administration	2,973	3,820	10,158	11,020
Total selling, general and administration	2,973	3,823	10,158	11,035

Total operating loss	(8,381)	(9,348)	(25,570)	(23,624)
Interest expense	(13)	(218)	(43)	(913)
Other income (loss)	437	628	(4,045)	1,745
Net loss	$(7,957)	$(8,938)	$(29,658)	$(22,792)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.21)	$(0.19)

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
Revenues for the three months ended September 30, 2021 and 2020 totaled $0.72 million and $0.49 million, respectively, which was primarily related to fees for ore received from a third-party uranium mine and rare earth carbonate sales.
Revenues for the nine months ended September 30, 2021 and 2020 totaled $1.52 million and $1.27 million, respectively, which was primarily related to fees for ore received from a third-party uranium mine and rare earth carbonate sales.

Operating Expenses
Uranium and Vanadium recovered and costs and expenses applicable to revenue
In the three months ended September 30, 2021, the Company did not recover any material amount of U3O8 from ISR recovery activities or from Alternate Feed Materials at the Mill. In the three months ended September 30, 2020, the Company recovered approximately 90 pounds of U3O8 from ISR recovery activities for the Company’s own account and approximately 86,200 pounds of U3O8 from Alternate Feed Materials at White Mesa Mill.
Costs and expenses applicable to rare earth concentrate revenue for the three and nine months ended September 30, 2021 were $0.28 million, compared with nil for the three and nine months ended September 30, 2020. The Company did not make any concentrate sales of U3O8 or V2O5 and only collected a fee to receive ore from a third-party uranium mine for which the Company incurred de minimis costs.
In the three and nine months ended September 30, 2021, the Company incurred underutilized capacity production costs of $0.45 million, compared with nil for the three and nine months ended September 30, 2020. The underutilized capacity production costs are due to low throughput rates as the Mill ramps-up to commercial-scale production. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has been very pleased with the resulting product it is shipping to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. The Company is in advanced discussions with several monazite suppliers to secure additional supplies of monazite sands, and once secured, we expect these additional supplies will result in sufficient throughput to reduce underutilized capacity production costs and allow the Company to realize its expected margins on a continuous basis.
In the nine months ended September 30, 2021, the Company did not recover any material amount of U3O8 from ISR recovery activities or from Alternate Feed Materials at the Mill. In the nine months ended September 30, 2020, the Company recovered 6,200 pounds of U3O8 from ISR recovery activities for the Company’s own account and 67,000 pounds of V2O5 from Pond Return.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended September 30, 2021, the Company spent $2.80 million for development of the Company’s properties, primarily due to the development and ramping up of the expected REE carbonate production program at the Mill, compared to $1.94 million for the three months ended September 30, 2020 for the development of the Company’s properties.
For the nine months ended September 30, 2021, the Company spent $8.68 million for development of the Company’s properties, primarily due to the development and ramping up of the expected REE carbonate production program at the Mill, compared to $2.68 million for the nine months ended September 30, 2020 for the development of the Company’s properties.
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
For the three months ended September 30, 2021, standby costs totaled $2.25 million, compared with $3.45 million in the prior year. For the nine months ended September 30, 2021, standby costs totaled $6.50 million, compared with $8.10 million in the prior year. The decrease is primarily related to a reduction in recovery activities at the Nichols Ranch Project.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties was $0.35 million and $1.02 million, respectively, for the three and nine months ended September 30, 2021, compared with $0.48 million and $1.43 million, respectively, for the three and nine months ended September 30, 2020. This decrease is primarily due to the Company delaying the timing of estimated reclamation activities at some of its projects.

Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs and intangible asset amortization from favorable contracts. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $2.97 million and $10.16 million, respectively, for the three and nine months ended September 30, 2021, compared to $3.82 million and $11.04 million, respectively, for the three and nine months ended September 30, 2020.
Impairment of Inventories
For the three and nine months ended September 30, 2021, the Company recognized no impairment charges related to inventory. For the three and nine months ended September 30, 2020, the Company recognized $0.14 million and $1.64 million, respectively, in inventory impairment. The impairment of inventories was due to continued lower uranium prices versus our cost to produce at the Nichols Ranch Project.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended September 30, 2021 was $0.01 million, compared with $0.22 million for the three months ended September 30, 2020, respectively. Interest expense for the nine months ended September 30, 2021 was $0.04 million, compared with $0.91 million for the nine months ended September 30, 2020, respectively. The decrease is primarily related to the full redemption of the Convertible Debentures in 2020.
Other income and expense
For the three months ended September 30, 2021, other income and expense was $0.44 million income, net. These amounts primarily consist of $1.29 million mark-to-market gain on investments accounted for at fair value and other income of $0.67 million, partially offset by a mark-to-market loss on the increase in fair value of warrant liabilities of $1.00 million and a loss on foreign exchange of $0.54 million.
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
For the nine months ended September 30, 2021, other income and expense was $4.05 million loss, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $8.05 million and a loss on foreign exchange of $0.22 million, partially offset by a $2.32 million mark-to-market gain on investments accounted for at fair value and other income of $1.88 million.
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

From October 1, 2021 through October 28, 2021, the Company issued 1.07 million Common Shares at a weighted average price of $8.44 for net proceeds of $8.85 million using the ATM.
Working capital at September 30, 2021 and future requirements for funds
At September 30, 2021, the Company had net working capital of $132.79 million, including $100.24 million in cash, $0.54 million of marketable securities, approximately 691,000 pounds of uranium finished goods inventory and approximately 1,672,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company is actively focused on its forward-looking liquidity needs, especially in light of the current depressed uranium markets, though recent market trends are promising. The Company is evaluating its ongoing fixed cost structure, as well as decisions related to project retention, advancement and development. If current uranium prices persist for any extended period of time, the Company will likely be required to raise capital or take other measures to fund its ongoing operations. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to augment our current financial resources with external financing as our long-term business needs require. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Nine months ended September 30, 2021
Cash, cash equivalents and restricted cash were $120.53 million at September 30, 2021, compared to $40.99 million at December 31, 2020. The increase of $79.55 million was due primarily to cash provided by financing activities of $99.99 million and cash provided by investing activities of $1.60 million, partially offset by cash used in operating activities of $21.98 million and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $0.06 million.
Net cash used in operating activities of $21.98 million is comprised of the net loss of $29.66 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $2.36 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $1.70 million, a $8.05 million change in warrant liabilities, accretion of asset retirement obligation of $1.02 million and unrealized foreign exchange loss of $0.44 million, offset by other non-cash expenses of $3.02 million and a revision of asset retirement obligations of $0.04 million. Other items include an increase in inventories of $1.67 million, an increase in prepaid expenses and other assets of $0.68 million, a decrease in accounts payable and accrued liabilities of $0.43 million, and an increase in trade and other receivables of $0.06 million.
Net cash provided by investing activities was $1.60 million comprised of $2.55 million cash received from maturities of marketable securities partially offset by $0.95 million cash used for the purchase of property, plant and equipment.
Net cash provided by financing activities totaled $99.99 million consisting of $92.12 million net proceeds from the issuance of shares under the Company's ATM facility, cash received from exercise of warrants of $6.63 million, cash received from exercise of stock options of $1.72 million, and $0.23 million cash received from non-controlling interest partially offset by $0.66 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units and $0.05 million cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights.
Nine months ended September 30, 2020
Cash, cash equivalents and restricted cash were $46.81 million at September 30, 2020, compared to $32.89 million at December 31, 2019. The increase of $13.92 million was due primarily to cash provided by financing activities of $36.06 million and cash provided by investing activities of $3.19 million, offset by cash used in operating activities of $25.28 million and loss on foreign exchange on cash held in foreign currencies of $0.05 million.
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
The following table summarizes, in United States dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of September 30, 2021 ($000):

Cash and cash equivalents	$627
Accounts payable and accrued liabilities	267
Total	$894
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2021 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar / Cdn$	$11

Weakening net earnings	-1% change in U.S. dollar / Cdn$	$(11)

Credit Risk
Credit risk relates to cash and cash equivalents, investments available for sale, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company only transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. The Company’s sales are attributable mainly to multinational utilities. The Company carries credit risk insurance relating to its vanadium sales, which it considers to be adequate. As of September 30, 2021, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, investments available for sale, trade receivables and taxes recoverable.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2020, or in this Form 10-Q for the nine months ended September 30, 2021.

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
ENERGY FUELS INC.
(Registrant)

Dated: October 29, 2021	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: October 29, 2021	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer