Form 10-K/A
period 2021-12-31
ENERGY FUELS INC
filed 2022-03-31
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Registrant's telephone number, including area code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $886.2 million.

The number of common shares of the Registrant outstanding as of March 10, 2022 was 156,707,285.

EXPLANATORY NOTE

Energy Fuels Inc. (the “Company” or “Energy Fuels”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 15, 2022 (the “Form 10-K”), to provide financial statements for Virginia Energy Resources Inc. (“Virginia Energy”), pursuant to Rule 3-09 of Regulation S-X as at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Virginia Energy was significant under Rule 3-09 for the year ended December 31, 2021, but not for the years ended December 31, 2020 or 2019. As a result, under Rule 3-09, we have included in this Amendment audited Virginia Energy financial statements as at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019. In accordance with Rule 3-09(b), the financial statements of Virginia Energy are being filed as an amendment to the Form 10-K as Exhibit 99.1 included in Part IV, Item 15 of this filing.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm (Smythe LLP, Vancouver BC, Auditor Firm ID: 995)
Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Financial Position at December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

A list of exhibits required to be filed or furnished as part of this Amendment is set forth in the Exhibit Index below.

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The audited financial statements as at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019 of Virginia Energy included in Exhibit 99.1 are filed as part of Item 15 of this Amendment to the Company’s Form 10-K and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit Index

Exhibit No.	Document Description

3.1†	Articles of Continuance dated September 2, 2005 (1)

3.2†	Articles of Amendment dated May 26, 2006 (2)

3.3†	By-laws (3)

4.1†	Shareholder Rights Plan between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2†	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1†	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (5)

10.2†	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (6)

10.3†	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (7)

10.4†

October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (8)

10.5†	October 2021 Fourth Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc., dated March 18, 2021 and effective as of October 1, 2021 (9)

10.6†	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 2011 (10)

10.7†	Amended and Restated Shareholder Rights Plan Agreement between Energy Fuels Inc. and AST Trust Company (Canada), dated March 29, 2018 and effective as of May 30, 2018 by shareholder vote (11)

10.8†	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (12)

10.9†	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (13)

Exhibit No.	Document Description

10.10†	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (14)

10.11†	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (15)

10.12†	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (16)

10.13†	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (17)

10.14†	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (18)

10.15†	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (19)

21.1†	An organizational chart showing Energy Fuels Inc.'s direct and indirect subsidiaries

23.1†	Consent of KPMG LLP

23.2†	Consent of Grant A. Malensek

23.3†	Consent of Jeremy Scott Collyard

23.4†	Consent of Phillip E. Brown

23.5†	Consent of David M. Robson

23.6†	Consent of Mark B. Mathisen

23.7†	Consent of Travis Boam

23.8†	Consent of Douglas L. Beahm

23.9†	Consent of Daniel Kapostasy

23.10†	Consent of Terence McNulty

23.11†	Consent of Jeffrey Woods

23.12*	Consent of Smythe LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Document Description

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1†	Mine Safety Disclosure

96.1†	"Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA," dated December 31, 2021 (20)

96.2†	"Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA," dated December 31, 2022 (21)

96.3†	"Technical Report on the Pinyon Plain Project, Coconino County, Arizona, USA," dated February 22, 2022 (22)

96.4†	"Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA," dated February 22, 2022 (23)

96.5†	"Technical Report on the Bullfrog Project, Garfield County, Utah, USA," dated February 22, 2022 (24)

96.6†	"Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA," dated February 22, 2022 (25)

96.7†	"Technical Report on the La Sal Project, San Juan County, Utah, USA," dated February 22, 2022 (26)

99.1*	Audited Consolidated Financial Statements of Virginia Energy Resources Inc. as at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019

104*	The cover page from Energy Fuel's Inc.'s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

† Previously filed or furnished, as applicable, with the Form 10-K on March 15, 2022.

(1) Incorporated by reference to Exhibit 3.1 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(2) Incorporated by reference to Exhibit 3.2 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(3) Incorporated by reference to Exhibit 3.3 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(4) Incorporated by reference to Appendix B of Energy Fuels' Schedule 14A filed with the SEC on April 2, 2021.

(5) Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form 8-K filed on April 3, 2018.

(6) Incorporated by reference to Exhibit 14.16 to Energy Fuels' Form 10-Q filed with the SEC on November 5, 2018.

(7) Incorporated by reference to Exhibit 10.10 to Energy Fuels' Form 10-K filed with the SEC on March 17, 2020.

(8) Incorporated by reference to Exhibit 10.10 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(9) Incorporated by reference to Exhibit 10.11 to Energy Fuels' Form 10-Q filed with the SEC on May 13, 2021.

(10) Incorporated by reference to Exhibit 4.2 to Energy Fuels' Form S-8 filed on June 24, 2015.

(11) Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed on June 1, 2018.

(12) Incorporated by reference to Appendix A to Energy Fuels' Schedule 14A filed on April 2, 2021.

(13) Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(14) Incorporated by reference to Exhibit 10.9 to Energy Fuels' Form 10-K filed with the SEC on March 22, 2021.

(15) Incorporated by reference to Exhibit 10.10 to Energy Fuels' Form 10-K filed with the SEC on March 22, 2021.

(16) Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(17) Incorporated by reference to Exhibit 10.5 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(18) Incorporated by reference to Exhibit 10.6 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(19) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 10-Q filed with the SEC on August 5, 2019.

(20) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed on March 11, 2022.

(21) Incorporated by reference to Exhibit 99.7 to Energy Fuels' Form 8-K filed on March 11, 2022.

(22) Incorporated by reference to Exhibit 99.5 to Energy Fuels' Form 8-K filed on March 11, 2022.

(23) Incorporated by reference to Exhibit 99.6 to Energy Fuels' Form 8-K filed on March 11, 2022.

(24) Incorporated by reference to Exhibit 99.2 to Energy Fuels' Form 8-K filed on March 11, 2022.

(25) Incorporated by reference to Exhibit 99.4 to Energy Fuels' Form 8-K filed on March 11, 2022.

(26) Incorporated by reference to Exhibit 99.3 to Energy Fuels' Form 8-K filed on March 11, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 30, 2022