Form 10-Q
period 2022-03-31
ENERGY FUELS INC
filed 2022-05-16
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 13, 2022, the registrant had 157,566,392 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2022

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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics, and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the proposed establishment of a U.S. Uranium Reserve and risks related to any additional or future recommendations of the U.S. Nuclear Fuel Working Group not benefiting us in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks (the “Risk Factor Summary”):

•global economic risks, including the occurrence of unforeseen or catastrophic events, such as political unrest, wars or the emergence of a pandemic or other widespread health emergency, which could create economic and financial disruptions and require us to reduce or cease operations at some or all of our facilities for an indeterminate period of time, and which could have a material impact on our business, operations, personnel and financial condition;
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
•risks related to our method of accounting for equity investments in other companies potentially resulting in material changes to our financial results that are not fully within our control;
•risks related to any material weakness that may be identified in our internal controls over financial reporting. If we are unable to implement/maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, negatively affecting the market price of our common stock;
•risks of amendment to mining laws, including the imposition of any royalties on minerals extracted from federal lands, the designation of national monuments, mineral withdrawals or similar actions, which could adversely impact our affected properties or our ability to operate our affected properties; and
•risks related to our potential recovery of radioisotopes at the Mill for use in the development and production of emerging targeted alpha therapy (“TAT”) cancer therapeutics, including any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; the cancer treatment therapeutics will receive all approvals and will be commercially successful; and the risk of technological or market changes that could impact the TAT industry or our competitive position.
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

.

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES

We are a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of our shareholders are U.S. residents, we are required to report our financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and also listed on the TSX, this Quarterly Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.
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
As such, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with both S-K 1300 and NI 43-101 and are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	March 31,
	2022	2021
Revenues
Vanadium concentrates	$2,412	$—
Alternate Feed Materials processing and other	525	353
Total revenues	2,937	353
Costs and expenses applicable to revenues
Costs and expenses applicable to vanadium concentrates	1,229	—
Underutilized capacity production costs applicable to Rare Earth concentrates	1,663	—
Total costs and expenses applicable to revenues	2,892	—
Other operating costs
Development, permitting and land holding	1,173	3,371
Standby costs	3,475	2,135
Accretion of asset retirement obligation	394	321
Selling costs	9	—
General and administration	5,207	3,373
Total operating loss	(10,213)	(8,847)

Interest expense	(9)	(16)
Other loss	(4,508)	(2,047)
Net loss	(14,730)	(10,910)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	1,766	353
Other comprehensive income	1,766	353
Comprehensive loss	$(12,964)	$(10,557)

Net loss attributable to:
Owners of the Company	$(14,729)	$(10,908)
Non-controlling interests	(1)	(2)
	$(14,730)	$(10,910)
Comprehensive loss attributable to:
Owners of the Company	$(12,963)	$(10,555)
Non-controlling interests	(1)	(2)
	$(12,964)	$(10,557)

Basic and diluted net loss per common share	$(0.09)	$(0.08)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$105,169	$112,517
Marketable securities	611	494
Trade and other receivables, net of allowance for credit losses of $223 and $223, respectively	3,672	3,954
Inventories, net	29,709	30,772
Prepaid expenses and other assets	2,454	1,568
Total current assets	141,615	149,305
Other long-term receivables	1,625	—
Inventories, net	1,647	1,368
Operating lease right of use asset	340	408
Investments accounted for at fair value	35,636	38,538
Property, plant and equipment, net	21,385	21,983
Mineral properties, net	83,539	83,539
Restricted cash	20,316	20,305
Total assets	$306,103	$315,446

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,451	$5,764
Current portion of operating lease liability	333	324
Current portion of asset retirement obligation	220	27
Total current liabilities	5,004	6,115
Operating lease liability	59	145
Asset retirement obligation	13,957	13,660
Total liabilities	19,020	19,920
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 157,180,248 at March 31, 2022 and 156,262,199 at December 31, 2021	690,424	685,903
Accumulated deficit	(411,000)	(396,271)
Accumulated other comprehensive income	3,709	1,943
Total shareholders' equity	283,133	291,575
Non-controlling interests	3,950	3,951
Total equity	287,083	295,526
Total liabilities and equity	$306,103	$315,446

Commitments and contingencies (Note 13)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive loss	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance at March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Three months ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss for the period	$(14,730)	$(10,910)
Items not involving cash:
Depletion, depreciation and amortization	813	766
Share-based compensation	862	697
Change in value of warrant liabilities	—	3,504
Accretion of asset retirement obligation	394	321
Unrealized foreign exchange loss	1,225	433
Revision and settlement of asset retirement obligation	96	(39)
Other non-cash expenses (income)	3,349	(1,675)
Changes in assets and liabilities
Decrease (increase) in inventories	784	(401)
Increase in trade and other receivables	(1,332)	(10)
Increase in prepaid expenses and other assets	(886)	(626)
Decrease in accounts payable and accrued liabilities	(1,123)	(506)
Net cash used in operating activities	(10,548)	(8,446)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(398)	(602)
Maturities and sales of marketable securities	—	1,173
Net cash (used in) provided by investing activities	(398)	571
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	4,164	29,914
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(892)	(659)
Cash received from exercise of stock options	318	703
Cash received from exercise of warrants	—	436
Net cash provided by financing activities	3,590	30,394
Effect of exchange rate fluctuations on cash held in foreign currencies	19	25
Net change in cash, cash equivalents and restricted cash	(7,337)	22,544
Cash, cash equivalents and restricted cash, beginning of period	132,822	40,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$125,485	$63,529
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$9	$16

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(unaudited) (Tabular amounts expressed in thousands of U.S. Dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “Energy Fuels”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) along with uranium at its White Mesa Mill, from certain of its Colorado Plateau properties as market conditions warrant and at times from solutions in its Mill tailings impoundment system. The Mill is also currently ramping up to commercial production of RE Carbonate from various uranium- and REE-bearing materials acquired from 3rd parties, and is additionally evaluating the potential to recover radioisotopes from its existing process streams for use in TAT therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is quickly becoming a critical minerals hub for the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs we are now producing are used for the manufacture of permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies, and the radioisotopes we are evaluating for recovery from our REE and uranium processing streams have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics. The very heart of our business – uranium and REE production and recycling – helps us play a big part in addressing global climate change and reducing air pollution.
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2021. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated.

3.    MARKETABLE SECURITIES
The following table summarizes our marketable securities by significant investment categories as of March 31, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(145)	$—	$611

The following table summarizes our marketable securities by significant investment categories as of December 31, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(262)	$—	$494

4.    INVENTORIES

	March 31, 2022	December 31, 2021
Concentrates and work-in-progress	$26,613	$27,619
Ore stockpiles	241	351
Raw materials and consumables	4,502	4,170
	$31,356	$32,140
Inventories
Current	$29,709	$30,772
Long term - raw materials and consumables	1,647	1,368
	$31,356	$32,140

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(18,694)	$10,516	$29,210	$(18,185)	$11,025
Alta Mesa	13,626	(5,223)	8,403	13,626	(4,996)	8,630
Equipment and other	15,295	(12,829)	2,466	15,079	(12,751)	2,328
Property, plant and equipment total	$58,131	$(36,746)	$21,385	$57,915	$(35,932)	$21,983

The following is a summary of mineral properties:

	March 31, 2022	December 31, 2021
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2022	December 31, 2021
Asset retirement obligation, beginning of period	$13,687	$13,038
Revision of estimate	96	(235)
Disposal of non-core obligations	—	(269)
Accretion of liabilities	394	1,284
Settlements	—	(131)
Asset retirement obligation, end of period	$14,177	$13,687
Asset retirement obligation:
Current	$220	$27
Non-current	13,957	13,660
Asset retirement obligation, end of period	$14,177	$13,687
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.50% to 11.67% and inflation rates ranging from 2.00% to 2.41%. The total undiscounted decommissioning liability at March 31, 2022 is $42.75 million (December 31, 2021 - $41.34 million).
The following table summarizes the Company’s restricted cash:

	March 31, 2022	December 31, 2021
Restricted cash, beginning of period	$20,305	$20,817
Additional collateral posted	11	48
Refunds of collateral	—	(560)
Restricted cash, end of period	$20,316	$20,305
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management (“BLM”) and U.S. Forest Service (“USFS”) for estimated reclamation costs associated with the Mill, Nichols Ranch, Alta Mesa and other mining properties. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 13 for a discussion of the Company’s surety bond commitments.
7.    LEASES
The Company’s leases are primarily for office space, the largest being an office building lease for the Company’s Lakewood, Colorado corporate offices. As of March 31, 2022, this lease has a remaining term of approximately 14 months and includes an option to extend the lease for one five-year term. Certain of our other leases include variable payments for lessor operating expenses that are not included within right-of-use (“ROU”) assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.

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
Total lease cost includes the following components:

	Three months ended March 31,
	2022	2021
Operating leases	$77	$77
Short-term leases	80	81
Total lease expense	$157	$158
The weighted average remaining lease term and weighted average discount rate were as follows:

	Three months ended March 31,
	2022	2021
Weighted average remaining lease term of operating leases	1.4 years	2.2 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$87	$85

Future minimum payments of operating lease liabilities as of March 31, 2022 are as follows:

Years Ending December 31:
2022 (excluding the three months ended March 31, 2022)	$264
2023	147
2024	—
2025	—
2026	—
Thereafter	—
Total lease payments	$411
Less: interest	(19)
Present value of lease liabilities	$392
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

Issued capital stock
In the three months ended March 31, 2022, the Company issued 0.41 million Common Shares under the Company’s ATM for net proceeds of $4.16 million after share issuance costs.

9.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended March 31,
	2022	2021
Net loss attributable to owners of the Company	$(14,729)	$(10,908)
Basic and diluted weighted average common shares outstanding	156,614,344	137,356,604
Net loss per common share	$(0.09)	$(0.08)
For the three months ended March 31, 2022, 3.93 million stock options, restricted stock units, stock appreciation rights, and warrants have been excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive (March 31, 2021 - 8.07 million).

10.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. At March 31, 2022, a total of 15,718,025 Common Shares were authorized for future equity incentive plan awards.
On January 25, 2022, the Company’s Board of Directors approved the issuance of 0.10 million stock options, 0.33 million RSUs, and 0.83 million SARs on the terms and conditions discussed below. Due to an administrative delay in communicating the terms of certain awards to some grantees, the Company determined that, for accounting purposes only, the grant date for such awards was not the date of the Board approval but, instead, April 18, 2022, being the date that the key award terms were communicated to those certain grantees. As such, 0.07 million stock options, 0.02 million RSUs, and 0.10 SARs are treated, for accounting purposes, as having a grant date of April 18, 2022 and, thus, are not included in the grants discussed below for the three months ended March 31, 2022. However, this accounting change did not alter the fundamental terms of the grants, as approved by the Board, and all such grants retained their original term (commencing as of January 25, 2022), vesting schedules, vesting performance metrics and exercise price, as each is applicable.
Employee Stock Options
The Company, under the Compensation Plan, may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the day before the grant date and the five-day volume weighted average price (“VWAP”) on the NYSE American ending on the day before the grant date. Stock options granted under the Compensation Plan generally vest over a period of two years or more, and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years. During the three months ended March 31, 2022, the Company granted 0.03 million stock options under the Compensation Plan (March 31, 2021 - 0.16 million).
The fair value of the stock options granted under the Compensation Plan for the three months ended March 31, 2022 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	1.29%
Expected life (in years)	3.25
Expected volatility(1)	72.24%
Expected dividend yield	—%
Weighted average grant date fair value	$3.19
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
The summary of the Company’s stock options at March 31, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 8.41	169,310	3.99
Exercised	1.70 - 7.42	(775,814)	2.95
Forfeited	1.76 - 5.91	(8,048)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	6.47 - 10.03	28,202	6.69
Exercised	1.70 - 5.18	(135,926)	2.41
Expired	2.35	(15,506)	2.35
Outstanding, March 31, 2022	$1.70 - $10.03	819,652	$2.99	2.39	$5,048
Exercisable, March 31, 2022	$1.70 - $7.14	745,822	$2.79	2.20	$4,746
The total intrinsic value of options exercised in the three months ended March 31, 2022 was $0.98 million (March 31, 2021 – $0.77 million).
The summary of the Company’s non-vested stock options at March 31, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	403,990	$0.94
Granted	169,310	2.06
Vested	(351,934)	1.23
Forfeited	(8,049)	1.60
Non-vested, December 31, 2021	213,317	$1.34
Granted	28,202	3.19
Vested	(167,689)	1.12
Non-vested, March 31, 2022	73,830	$2.53

Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Holders of unvested RSUs do not have voting rights on those RSUs. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one Common Share of the Company for each RSU at no additional payment. During the three months ended March 31, 2022, the Company’s Board of Directors issued 0.33 million RSUs under the Compensation Plan (March 31, 2021 - 0.44 million). The fair value of RSUs granted was determined at the date of grant based on the Company’s share price on the NYSE American.
The summary of the Company’s non-vested RSUs at March 31, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Non-vested, December 31, 2021	900,064	$2.94
Granted	329,377	6.43
Vested	(518,856)	2.93
Non-vested, March 31, 2022	710,585	$4.56
The total intrinsic value and fair value of RSUs that vested and were settled for equity in the three months ended March 31, 2022 was $2.93 million (March 31, 2021 – $2.67 million).
Stock Appreciation Rights
The Company may grant SARs to directors, executives, and eligible employees.
During the year ended December 31, 2019, the Company’s Board of Directors issued 2.20 million SARs under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Company’s senior management. The SARs are performance-based because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met prior to the three months ended March 31, 2022.
During the three months ended March 31, 2022, the Company’s Board of Directors issued 0.73 million SARs under the Compensation Plan (March 31, 2021 – nil). The fair value of the SARs granted during the three months ended March 31, 2022 was estimated at the date of grant using a Monte Carlo simulation, with the following weighted average assumptions:

Risk-free interest rate	1.53%
Expected life (in years)(1)	5.00
Expected volatility(2)	72.50%
Expected dividend yield	—%
Weighted average grant date fair value	$3.60
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the FMV of the Company’s Common Shares on the date of exercise and $6.47 (the Grant Price at the time of grant). The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs may be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As a result, the SARs granted in the first quarter of 2022 for 2021 performance are a long-term equity incentive and are 100% performance based.
The summary of the Company’s SARs at March 31, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	1,720,623	$2.92
Exercised	(48,201)	2.92
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	730,686	6.47
Outstanding, March 31, 2022	2,403,108	4.00	2.73	$12,377
Exercisable, March 31, 2022	1,098,873	$2.92	1.81	$6,846

The summary of the Company’s non-vested SARs at March 31, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,720,623	$1.25
Vested	(1,147,074)	1.27
Non-vested, December 31, 2021	573,549	$1.19
Granted	730,686	3.60
Non-vested, March 31, 2022	1,304,235	$2.54

The components of share-based compensation are as follows:

	Three months ended March 31,
	2022	2021
Recognized expense
Stock options	$32	$200
RSU awards(1)	484	362
SARs	346	135
Total recognized expense	$862	$697
(1)The fair value of the RSUs granted under the Compensation Plan for the three months ended March 31, 2022 and 2021 was estimated at the date of grant, using the stated market price on the NYSE American.
At March 31, 2022, there were $0.12 million, $2.31 million, and $2.28 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.52 years, 2.14 years, and 1.41 years, respectively.

11.    INCOME TAXES
As of March 31, 2022, the Company does not believe that it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of March 31, 2022 and December 31, 2021.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three months ended March 31,
	2022	2021
Interest income	$12	$11
Change in value of investments accounted for at fair value	(3,418)	1,456
Change in value of warrant liabilities	—	(3,504)
Foreign exchange loss	(1,213)	(339)
Other	111	329
Other loss	$(4,508)	$(2,047)

The components of trade and other receivables are as follows:

	March 31, 2022	December 31, 2021
Trade receivables	$2,960	$1,858
Other	369	1,753
Notes receivable, net	343	343
	$3,672	$3,954
As of March 31, 2022, the Company has $1.99 million in current and long-term other receivables with $1.90 million due from Consolidated Uranium Inc. (“CUR”, f/k/a International Consolidated Uranium, Inc., TSX-V:CUR) pursuant to the terms of the asset purchase agreement related to the sale of certain non-core conventional uranium projects and resulting deferred cash payments, and pursuant to the terms of the ongoing operating agreement with CUR.
The components of accounts payable and accrued liabilities are as follows:

	March 31, 2022	December 31, 2021
Accounts payable	$2,910	$3,038
Payroll liabilities	767	1,988
Other accrued liabilities	774	738
	$4,451	$5,764

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
Pinyon Plain Project
In March 2013, the Center for Biological Diversity, the Grand Canyon Trust, the Sierra Club and the Havasupai Tribe (the “Pinyon Plaintiffs”) filed a complaint in the U.S. District Court for the District of Arizona (the “District Court”) against the USFS and the USFS Forest Supervisor for the Kaibab National Forest (together, the “Defendants”) seeking an order (a) declaring that the USFS failed to comply with environmental, mining, public land, and historic preservation laws in relation to our Pinyon Plain Project (formerly known as the Canyon Project), (b) setting aside any approvals regarding exploration and mining operations at the Pinyon Plain Project, and (c) directing operations to cease at the Pinyon Plain Project and enjoining the USFS from allowing any further exploration or mining-related activities at the Pinyon Plain Project until the USFS fully complies with all applicable laws. In April 2013, the Pinyon Plaintiffs filed a Motion for Preliminary Injunction, which was later denied by the District Court. In April 2015, the District Court issued its final ruling on the merits in favor of the Defendants and the Company and against the Pinyon Plaintiffs on all counts. The Pinyon Plaintiffs appealed the District Court’s ruling on the merits to the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) and filed motions for an injunction pending appeal with the District Court. Those motions for an injunction pending appeal were denied by the District Court on May 26, 2015. Thereafter, the Pinyon Plaintiffs filed urgent motions for an injunction pending appeal with the Ninth Circuit, which were denied on June 30, 2015.
The hearing on the merits was held at the Ninth Circuit on December 15, 2016, which resulted in a favorable ruling for the Defendants a year later. The Pinyon Plaintiffs petitioned the Ninth Circuit for a rehearing en banc and, on October 25, 2018, the Ninth Circuit panel withdrew its prior opinion and filed a new opinion, which affirmed the prior opinion with one exception to the District Court’s decision. The Ninth Circuit panel reversed itself on its prudential standing analysis as applied to the fourth claim on “valid existing rights,” having initially determined that the Pinyon Plaintiffs lacked standing under the General Mining Law of 1872 (the “Mining Law”). The panel remanded the claim back to the District Court to hear on the merits, with the Pinyon Plaintiffs alleging that the USFS did not consider all relevant costs in analyzing whether the Company satisfied the Mining Law’s “prudent person test” in its mineral examination and, thus, erred in concluding that the Company has valid existing rights to operate the Pinyon Plain Mine on lands otherwise subject to a 2012 U.S. Department of Interior withdrawal from location and entry.
On May 22, 2020, after the matters were briefed, the District Court issued its final order in favor of the Defendants, which the Pinyon Plaintiffs thereafter appealed to the Ninth Circuit. In December 2020, the Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit and, in April 2021, the Defendants filed their respective Answering Briefs. Oral arguments were held remotely on August 30, 2021. On February 22, 2022, the Ninth Circuit filed its Opinion in favor of the USFS and the Company. The Pinyon Plaintiffs have the right to request a hearing on this matter in front of the U.S. Supreme Court. If the Pinyon Plaintiffs are granted a hearing and successfully appeal the Ninth Circuit’s decision at the U.S. Supreme Court, the Company may be required to maintain the Pinyon Plain Project on standby pending resolution of the matter. Such a prolonged delay of mining activities could have a significant impact on our future operations.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2022, the Company has $20.32 million posted as collateral against an undiscounted asset retirement obligation of $42.75 million (December 31, 2021 - $20.31 million posted as collateral against an undiscounted asset retirement obligation of $41.34 million).
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
United Nuclear contributed nil to the expenses of the Arkose Joint Venture based on the approved budget for the three months ended March 31, 2022 (March 31, 2021 - nil).
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
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant, and as such, no royalty payments were made during the three months ended March 31, 2022 or 2021. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.11 million as of March 31, 2022 (December 31, 2021 - nil).
On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. Amounts earned during the three months ended March 31, 2022 and due to the Company from CUR at March 31, 2022 were less than $0.30 million. The Company provided no services to CUR under the toll milling agreement during the three months ended March 31, 2022.

15.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of March 31, 2022. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of March 31, 2022, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$35,091	$545	$—	$35,636
Marketable equity securities	611	—	—	611
	$35,702	$545	$—	$36,247
The Company’s investments in marketable equity securities are exchange-traded and are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.
Investments accounted for at fair value include the Company’s 14.8% investment in Virginia Energy Resources Inc. and its 18.2% investment in CUR. These investments provide the Company the ability to have significant influence, but not control, over their operations. These investments were valued at $35.64 million as of March 31, 2022 (December 31, 2021- $38.54 million). During the three months ended March 31, 2022, the Company recognized a loss of $3.42 million related to these investments in Other loss in the Condensed Consolidated Statement of Operations and Comprehensive Loss (March 31, 2021- gain of $1.46 million). The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

16.    SUBSEQUENT EVENTS
Sale of shares in the Company’s ATM program
From April 1, 2022 through May 13, 2022, the Company issued 0.36 million Common Shares at a weighted average price of $10.69 for net proceeds of $3.72 million using the ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2022, and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
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
Our primary product is U3O8 (also known as yellowcake), which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity and approximately 50% of the clean, carbon-free electricity generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium for our own account, as well as from toll processing materials for others.
Our uranium concentrate is produced from multiple sources:
•Conventional recovery operations at the Mill, including:
◦Processing ore from uranium mines; and
◦Recycling of Alternate Feed Materials, which are uranium-bearing materials that are not derived from conventional ore; and
•ISR operations.
The Company also has a long history of conventional vanadium recovery at the Mill when vanadium prices support those activities. From late 2018 to early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity V2O5. The Company has also recovered uranium from Pond Return since 2015 and continues to evaluate opportunities for copper recovery from our Pinyon Plain Project.
The Company is also currently producing an intermediate REE product called mixed RE Carbonate. In 2020, the Company began evaluating the potential to recover REEs at the Mill. By October 2020, the Company had produced a mixed RE Carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, from which it expects to recover uranium and produce a commercially salable mixed RE Carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed RE Carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of RE Carbonate to a separation facility in Europe, which is the next step in producing usable REE products. The Company is also in discussions with other entities to acquire additional supplies of natural monazite sands, and is working with U.S. government agencies and national laboratories on various REE initiatives, including having completed work with the U.S. Department of Energy (“DOE”) to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill produced from coal-based resources. The Company is also evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
Finally, the Company is evaluating, pursuant to a strategic alliance with RadTran, LLC (“RadTran”), a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications, the feasibility of recovering Th-232, and Ra-226 from the Company's existing RE Carbonate and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill using RadTran technologies. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams for use in treating cancer, thereby recycling back into the market material that would otherwise be lost to disposal.
The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States, as well as Alternate Feed Materials that can originate worldwide. The Company has the only operating uranium mill in the United States, which is also the last operating facility left in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to produce approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores, as well as Alternate Feed Materials and REEs.
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the three months ended March 31, 2022, Mill activities focused primarily on processing monazite sands and producing a mixed RE Carbonate. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
The Mill also continues to pursue additional sources of feed materials. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance, and is uniquely positioned in this region, to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailings management system. There are no other facilities in the U.S capable of providing this service. In addition, as previously announced, beginning in the second quarter of 2019 and continuing through the first quarter of 2022, the Company has been receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly clean up projects similar to those requiring cleanup on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project and Alta Mesa Project, both of which are on standby at current uranium prices.
While we believe the current spot price of uranium has not supported production for the majority of global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent months to levels that could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. In anticipation of potential price recoveries and contracts, we continue to maintain and advance our resource portfolio. We stand ready to: resume wellfield construction and resume production at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Pinyon Plain Project, La Sal Project and/or Whirlwind Project. We believe we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda, Henry Mountains, and/or Sheep Mountain.

COVID-19
The Company continues to respond to the effects of the global coronavirus (“COVID-19”) pandemic on the Company’s business objectives, projections and workforce. To date, although the Company has made operational adjustments since the onset of the pandemic to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. None of these operational adjustments have been material to the Company. The Company has evaluated any potential future shutdown of Company production facilities as a result of COVID-19, and has determined that any such shutdown could be accommodated by the Company in a manner consistent with a typical shutdown of Company production facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized and will be able to withstand facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Update on Rare Earth Element Initiative
On March 1, 2021, the Company and Neo Performance Materials Limited (“Neo”) announced a new REE production initiative spanning European and North American critical material supply chains. Under an agreement in principle signed on March 1, 2021 and finalized into a definitive agreement in July 2021, Energy Fuels will process natural monazite sands, currently being mined in the state of Georgia by The Chemours Company, into an RE Carbonate at the Mill and ship a portion of the produced RE Carbonate to Neo's rare earth separations facility in Sillamäe, Estonia (“Silmet”). Silmet will then process the RE Carbonate into separated REE materials for use in REE permanent magnets and other REE-based advanced materials. On July 7, 2021, the Company announced that the first container (approximately 20 tonnes of product) of an expected 15 containers of mixed RE Carbonate had been successfully produced by Energy Fuels at the Mill and was en route to Silmet. This commercial-scale production of RE Carbonate by Energy Fuels from a U.S. mined REE resource positions Energy Fuels as the only company in North America that currently produces a monazite-derived, enhanced REE material. In addition, since the RE Carbonate has been chemically altered to recover the REEs and remove impurities, thereby rendering it ready for REE separation without further processing, this is currently the most advanced REE material being produced on a commercial scale in the U.S. today. The physical delivery of this product also represents the launch of a new, environmentally responsible REE supply chain that allows for source validation and tracking from mining through to final end-use applications for manufacturers in North America, Europe, Japan, and other nations.
The Company also announced on March 1, 2021 that, in addition to supplying RE Carbonate to Neo, Energy Fuels is evaluating the potential to develop U.S. separation capabilities at the Mill, or nearby, as it works to increase its monazite sand supplies, thereby integrating a U.S. rare earth supply chain in the coming years, in addition to supplying RE Carbonate to European markets. On April 27, 2021, the Company announced it had engaged Carester to prepare a scoping study for the development of a solvent extraction REE separation circuit at the Mill utilizing the Mill's existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized REE production sequence. Based in Lyon, France, Carester is a leading global consultant in the production of separated REE products, with expertise in designing, constructing, operating and optimizing REE production facilities globally. Carester's scoping work included an evaluation of the Mill's current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors. Based on the results of this scoping work, the Company is evaluating installing a full separation circuit at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years, subject to successful licensing, financing, and commissioning and continued strong market conditions, and has hired Carester to support these REE separation initiatives.
In addition, on April 21, 2021, the Company announced the execution of a non-binding MOU for the supply of natural monazite sands from IperionX Limited's (“IperionX”) Titan Project in Tennessee, if and when the project is developed and mined. IperionX's Titan Project covers a large area of heavy mineral sands properties in Tennessee prospective for titanium, zircon, monazite and other valuable minerals such as high-grade silica sand and other refractory minerals. Thereafter, the Company also announced that the DOE Office of Fossil Energy and National Energy Technology Laboratory had exercised its option to award Energy Fuels, working with a team from Penn State University, an additional $1.75 million to complete a feasibility study on the production of REE products from natural coal-based resources, as well as from other materials such as REE-containing ores like the natural monazite sands the Company is currently processing at the Mill. This award followed the DOE providing Energy Fuels a $150,000 contract in 2020 for the successful completion of a conceptual design for the same initiative, resulting in a total award to Energy Fuels of $1.9 million.
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
During the three months ended March 31, 2022, the Company also began commercial-scale partial separation of lanthanum (La) on a small scale from its RE Carbonate using an existing solvent extraction circuit at the Mill. This represents the first commercial level REE separation to occur in the U.S. in many years.
On April 13, 2022, the Company announced its first commercial shipments of three critical mineral products in a single week, having sent U3O8 to a uranium conversion facility in the U.S. to enrich for use in the production of clean, carbon-free nuclear energy, V2O5 to a ferrovanadium (“FeV”) conversion facility in the U.S. to be sold into the steel and specialty alloy industries, and RE Carbonate to the Silmet facility in Estonia for separation into advanced REE products. At the same time, the Company announced that it had begun partial commercial-scale REE separations at the Mill utilizing existing Mill facilities, thereby producing a more advanced RE Carbonate in 2022 than it did in 2021.
Known Trends or Uncertainties
The Company has faced depressed uranium and vanadium prices in previous years which have resulted in the Company having negative cash flows and net losses in previous years. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company other than (i) continued strengthening of uranium and vanadium prices which could result in the Company selling inventories at increased prices and/or signing contracts with nuclear utilities for the long-term supply of uranium; (ii) the proposed U.S. Uranium Reserve, which, if implemented, could result in improved uranium sales prices; and (iii) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose significantly during the first quarter 2022 (the “Quarter”), though the spot price dropped moderately following the end of the Quarter. The uranium spot price began the Quarter at $42.00 per pound on December 31, 2021 and rose nearly 40% to $58.20 per pound on March 31, 2022. Subsequent to the end of the Quarter, the price rose further to $63.75 per pound on April 15, 2022 and then dropped to $53.50 per pound during the week of April 22, 2022. During the Quarter, the uranium spot price hit a high of $58.50 per pound on March 11, 2022 and a low of $42.00 per pound at the beginning of the Quarter. TradeTech price data indicates that long-term U3O8 prices rose during the Quarter as well, beginning the Quarter at $45.00 per pound and ending the Quarter at $50.00 per pound. On May 6, 2022, TradeTech reported a spot price of $54.75 per pound and a long-term price of $52.00 per pound U3O8.
The following important developments occurred during the Quarter:
–Political unrest affected Kazakhstan, which is the largest uranium producer in the world, including the resignation of its government, national protests, and a “security clampdown on transport, financial, and communications systems.” (TradeTech, NMR, January 7, 2022). This caused an “extremely volatile price cycle last week [the week of January 7, 2022]” (TradeTech NMR, January 14, 2022);
–Cameco Corporation (“Cameco”) announced the restart of its McArthur River/Key Lake Mill in 2024, ramping up to 15 million pounds per year, which is 40% less than its annual licensed capacity, at which point Cameco will reduce its annual production at Cigar Lake to 13.5 million pounds per year, or 25% below its annual capacity. (TradeTech NMR, February 11, 2022);
–French President Emmanuel Macron, who won re-election in April 2022, announced that he supports the construction of up to 14 new nuclear reactors in France in order to move the country away from fossil fuels. (TradeTech, NMR, February 11, 2022);
–On February 24, 2022, Russia invaded Ukraine, causing world leaders to “place unprecedented sanctions on the Russian state.” (TradeTech, NMR, February 25, 2022). However, the U.S. Treasury Department issued “General Licenses” to authorize certain transactions with Russia to continue, including those related to the nuclear sector (conversion, enrichment, fabrication, transport, of uranium);
–On March 3, 2022, in the midst of escalating aggression in its war against Ukraine, Russian forces attacked the Zaporozhye Nuclear Power Plant located in southeastern Ukraine, causing Energoatom - Ukraine’s nuclear company - to call on “international monitors to intervene to ensure the safety of the country’s 15 commercial reactors.” (TradeTech, NMR, March 4, 2022);

–According to TradeTech, “activity in the spot uranium market was driven by increasing uncertainty as the events in Ukraine continue to unfold.” (TradeTech, NMR, March 4, 2022). Further, “the prospect of widespread restrictions on the import of Russian nuclear fuel have amplified concerns about the availability of uranium to a market that is in a structural supply deficit.” (TradeTech, NMR, March 11, 2022). By mid-March, U.S. leaders were calling for a ban on Russian uranium imports into the U.S. and a ban on Russian companies from participating in U.S. capital markets. (TradeTech, NMR, March 18, 2022); and
–After the end of the Quarter, the spot price rose to $63.75 per pound during the week of April 15, 2022 then dropped back down to $53.50 per pound the following week, “which represents a significant price movement in a period marked by historic volatility.” TradeTech posits that the uranium market has evolved and attracted a wider array of participants, which is believed to mean that “the market has developed deeper ties to the broader financial markets… [and that] the uranium price now exhibits a sensitivity to trends and developments that impact investor sentiment… [which has] translated to greater volatility.” The selloff during the week of April 21, 2022 was attributed to a broader selloff in markets “partially driven by bearish sentiment tied to rising inflation and interest rates.” (TradeTech, NMR, April 21, 2022).
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. The Company believes that financial entities purchasing uranium on the spot market for long-term investment represent a fundamental shift in the uranium market by increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders, and others. Further, the Company believes that Russia's invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. In response, the Company desires to enter into term contracts with utilities for the sale of uranium at prices that support production. With less uranium available on the spot market and the potential for significant future price volatility, the Company is tracking the potential willingness of utilities to accept higher-term offers. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, the life of a given uranium mine, conversion/enrichment shutdowns, the opaque nature of inventories and secondary supplies, unfilled utility demand, and the market activity of state-owned uranium and nuclear companies.
Therefore, the Company will continue to closely monitor uranium markets and seek opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs, and provide a reasonable rate-of-return to investors while also holding back some production to allow the Company and its shareholders the ability to participate in further upside price movements. The Company will also continue to evaluate the timing and method for the disposition of its existing uranium inventories, including selling into the spot market or as a part of one or more term contracts if procured.
Rare Earth Market Update
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Roskill, most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average about 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the neodymium and praseodymium (“NdPr”) comprise approximately 22% of the TREO. NdPr are among the most valuable of the REEs, as they are the key ingredient in the manufacture of high-strength permanent magnets which are essential to the lightweight and powerful motors required in electric vehicles (“EVs”) and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies. Monazite also contains higher concentrations of “heavy” rare earths, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr and, to a lesser extent, La, Ce, Sm, Dy and Tb. The REE supply chain starts at the mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case for Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore will then go through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature, and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium (and other radionuclides), which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as a solvent extraction (“SX”) feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
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
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr O 25%; Nd O 75%) mid-point prices in China rose approximately 14% during the Quarter from $848 RMB/kg (about $133/kg) to $965 RMB/kg (about $152/kg). The price for NdPr Oxide at May 13, 2022 was $915 RMB/kg (about $135/kg). The mid-point Ce Oxide (99.9%) price was flat during the Quarter at $1.47/kg. The current price for Ce Oxide is $1.45/kg (Asian Metal). The mid-point La Oxide (99.9%) price was flat during the Quarter at $1.43/kg. The current price for La Oxide is $1.41/kg (Asian Metal).
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
Vanadium Market Update
During the Quarter, the mid-point price of vanadium in Europe rose significantly, beginning the Quarter at $8.75 per pound V2O5 as of December 31, 2021 and ending the Quarter at $12.25 per pound V2O5 as of March 25, 2022. The price of vanadium reached a high of $12.25 per pound V2O5 during the week of March 11, 2022 and continuing through the end of the Quarter. The price of vanadium was at its low of $8.75 per pound V2O5 during the first two weeks of the Quarter.
According to Fastmarkets, vanadium prices rose during the beginning of the Quarter “due to fears surrounding possible sanctions against Russia … [which resulted in] end-users in the steel industry, as well as traders, avoiding material with Russian origins and starting to build ‘safety stocks.’” European FeV prices continue to rise, so too the risk to ferro-niobium ‘switch’, Fastmarkets, March 8, 2022. This article also details the potential for substitution of vanadium for niobium at prices much higher than current levels. By the end of the Quarter, prices leveled off and even dropped slightly. According to Fastmarkets, this was due to “weak downstream demand and logistical difficulties” caused by the last outbreak of COVID-19 in China. Chinese vanadium prices slide on weaker demand, Fastmarkets, April 1, 2022. Additional new intermediary demand is possible in the vanadium market with the proposed creation of the new Largo Physical Vanadium Fund, which is an investment vehicle providing investors with exposure to physical vanadium markets. Largo provides update on new physical vanadium holding company, Fastmarkets, April 20, 2022.
Operations Update and Outlook for Period Ending March 31, 2022
Overview
The Company continues to believe that uranium supply and demand fundamentals point to higher sustained uranium prices in the future. In addition, Russia’s recent invasion of Ukraine and the recent entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers like Energy Fuels to ensure security of supply and more certain pricing. However, the Company has not yet entered into sufficient long-term supply agreements to justify commencing uranium production at the Company’s mines and in-situ recovery (“ISR”) facilities. As a result, the Company expects to maintain uranium recovery at reduced levels until such time when sustained increased market strength is observed, additional suitable term sales contracts can be procured, or the U.S. government buys uranium from the Company following the establishment of the proposed U.S. Uranium Reserve. The Company also holds significant uranium inventories and is evaluating selling all or a portion of these inventories on the spot market in response to future upside price volatility or for delivery into long-term supply contracts if procured. The Company has also begun selling a portion of its vanadium inventory into strengthening markets.
The Company will also continue to seek new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed under existing market conditions (i.e., without reliance on current uranium sales prices). The Company is also seeking new sources of natural monazite sands for its emerging REE business, is evaluating the potential to recover radioisotopes for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including the proposed establishment of the U.S. Uranium Reserve.
Extraction and Recovery Activities Overview
During 2022, the Company plans to recover 100,000 to 120,000 pounds of uranium and approximately 650 to 1,000 tonnes of mixed RE Carbonate containing approximately 300 to 450 tonnes of TREO.
No vanadium production is currently planned during 2022, though the Company is currently selling some of its existing vanadium inventory into improving markets and is now evaluating the potential to recommence vanadium production in 2022 or 2023 in light of recent market improvements in vanadium pricing.
The Company has strategically begun to pursue uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s invasion of Ukraine have increased the potential for the Company to make spot sales, and the Company is actively seeking term sales contracts with utilities at pricing that sustains production and covers corporate overhead. Therefore, existing inventories may increase from 692,000 pounds of U3O8 to 792,000 to 812,000 pounds of U3O8 at year-end 2022 or may increase to a lesser extent, or be reduced, in the event the Company sells a portion of its inventory on the spot market or pursuant to term contracts, if procured, in 2022.
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
Conventional Activities
Conventional Extraction and Recovery Activities
During the three months ended March 31, 2022, the Mill did not package any material quantities of U3O8, focusing instead on developing its REE recovery business. During the three months ended March 31, 2022, the Mill produced approximately 60 tonnes of RE Carbonate, containing approximately 30 tonnes of TREO. The Mill recovered small quantities of uranium in 2021 and during the Quarter, which were retained in circuit. During 2022, the Company expects to recover 100,000 to 120,000 pounds of uranium at the Mill as finished product. The Company expects to recover approximately 650 to 1,000 tonnes of mixed RE Carbonate containing approximately 300 to 450 tonnes of TREO at the Mill. The Company expects to sell all or a portion of its mixed RE Carbonate to Neo or other global separation facilities and/or to stockpile it for future production of separated REE oxides at the Mill or elsewhere. The Company is in advanced discussions with several sources of natural monazite sands, including the Company’s existing supplier, to secure additional supplies of monazite sands, which if successful, would be expected to allow the Company to increase RE Carbonate production.

In addition to its 692,000 pounds of finished uranium inventories currently located at a North American conversion facility and at the Mill, the Company has approximately 389,000 pounds of U3O8 contained in stockpiled Alternate Feed Materials and ore inventory at the Mill that can be recovered relatively quickly in the future, as general market conditions may warrant (totaling about 1,081,000 pounds of U3O8 of total uranium inventory). The Company is also seeking to acquire additional ore inventory from third party mine cleanup activities that can be recovered relatively quickly in the future.

The Company currently holds 1,397,000 pounds of V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.

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
Conventional Standby, Permitting and Evaluation Activities
During the three months ended March 31, 2022, standby and environmental compliance activities continued at the fully permitted and substantially developed Pinyon Plain Project (uranium and, potentially, copper) and the fully permitted and developed La Sal Complex (uranium and vanadium). The Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on sustained improvements in general market conditions, procurement of suitable sales contracts and/or the establishment of the proposed U.S. Uranium Reserve.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its conventional projects, including the Sheep Mountain Project and Whirlwind Project. In addition, the Company will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Uranium Sales
During the three months ended March 31, 2022, the Company completed no sales of uranium, at its election. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company is now actively engaged in pursuing selective long-term uranium sales contracts.
Vanadium Sales
As a result of strengthening vanadium markets, during the three months ended March 31, 2022, the Company sold approximately 150,000 pounds of FeV (converted from the Company’s existing inventory of V2O5) at a gross weighted average price of $20.65 per pound V contained in FeV. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 pond return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
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

As the Company continues to ramp up its mixed RE Carbonate production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. However, even at the current throughput rates, the Company is recovering most of its direct costs of this growing initiative, with the other costs associated with ramping up production, process enhancements and evaluating future separation capabilities at the Mill being expensed as development expenditures. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which will be valuable for current and future mixed RE Carbonate production and expected future production of separated REE oxides and other advanced REE materials at the Mill. As discussed above, the Company is evaluating installing a full separation circuit at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years, subject to successful licensing, financing, and commissioning and continued strong market conditions, and has hired Carester to support these REE separation initiatives.

The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the Mill.
Continued Efforts to Minimize Costs
Although the Company is pursuing two exciting new initiatives — its REE and TAT radioisotope initiatives — in addition to its existing uranium and vanadium lines of business, which will likely require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower, and properties.

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2022 and 2021 (in thousands of U.S. dollars):

	Three months ended March 31,
	2022	2021
Revenues
Vanadium concentrates	$2,412	$—
Alternate Feed Materials processing and other	525	353
Total revenues	2,937	353
Costs and expenses applicable to revenues
Costs and expenses applicable to vanadium concentrates	1,229	—
Underutilized capacity production costs applicable to Rare Earth concentrates	1,663	—
Total costs and expenses applicable to revenues	2,892	—
Gross margin	45	353

Other operating costs and expenses
Development, permitting and land holding	1,173	3,371
Standby costs	3,475	2,135
Accretion of asset retirement obligation	394	321
Total other operating costs and expenses	5,042	5,827

Selling, general and administration
Selling costs	9	—
General and administration	5,207	3,373
Total selling, general and administration	5,216	3,373

Total operating loss	(10,213)	(8,847)
Interest expense	(9)	(16)
Other loss	(4,508)	(2,047)
Net loss	$(14,730)	$(10,910)

Basic and diluted net loss per common share	$(0.09)	$(0.08)

Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer had any uranium sales contacts. Future sales of uranium may be subject to sale in the spot market if the Company is unable to agree to terms for additional long-term sales contracts or, potentially, pursuant to direct government purchases under the proposed U.S. Uranium Reserve. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from pond return at the Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all V2O5 produced by the Company.
Revenues for the three months ended March 31, 2022 and 2021 totaled $2.94 million and $0.35 million, respectively, which were primarily related to sales of vanadium concentrates and fees for mineralized material received from clean-up of a third-party uranium mine.

Operating Expenses
Uranium, Vanadium, and RE Carbonate recovered and costs and expenses applicable to revenue
During the three months ended March 31, 2022 and 2021 the Company did not recover any material amount of pounds of U3O8 or V2O5 at the White Mesa Mill.
Costs and expenses applicable to revenue for the three months ended March 31, 2022 totaled $1.23 million related to sales of approximately 150,000 pounds of vanadium concentrates and $1.66 million related to underutilized capacity production costs applicable to RE Carbonate processing.
During the three months ended March 31, 2022, the Company began to finalize its second RE Carbonate production run, and recovered 60 tonnes of mixed RE Carbonate, containing approximately 30 tonnes of TREO. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates. The Company has been very pleased with the resulting product it is shipping to Silmet, and has continued to improve the quality of this RE Carbonate product during the quarter. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. The Company is in advanced discussions with several monazite suppliers to secure additional supplies of monazite sands, and once secured, we expect these additional supplies will result in sufficient throughput to reduce underutilized capacity production costs and allow the Company to realize its expected margins on a continuous basis.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended March 31, 2022, the Company spent $1.17 million for the future development of the Company’s properties, primarily related to land holding expenses, compared to $3.37 million for the three months ended March 31, 2021, which were primarily incurred for the first-time development and ramping up of the expected RE Carbonate production program at the Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these amounts, in part due to the fact that the Company does not have Proven Mineral Reserves or Probable Mineral Reserves at any of the Company’s projects under S-K 1300 or NI 43-101, other than at the Sheep Mountain Project.
Standby costs
The Company’s La Sal Project was placed on standby in 2012 as a result of market conditions. In February 2014, the Company placed its Arizona 1 Project on standby. In the beginning of 2018, as well as the beginning of 2020, the Mill operated at lower levels of uranium recovery, including prolonged periods of standby. The Nichols Ranch Project was also placed on standby in early 2020. Costs related to the care and maintenance of the standby mines, along with standby costs incurred while the Mill is operating at low levels of uranium, vanadium, and RE Carbonate recovery or on standby, are expensed.
For the three months ended March 31, 2022, standby costs totaled $3.48 million, compared with $2.14 million in the prior year. The increase is primarily related to expenses incurred while the Mill was operating at lower levels of uranium, vanadium and RE Carbonate recovery.
Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased slightly for the three months ended March 31, 2022 to $0.39 million compared with the prior year of $0.32 million.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $5.22 million for the three months ended March 31, 2022 compared to $3.37 million for the three months ended March 31, 2021. The increase is primarily related to public company expenses and corporate efforts to develop our REE programs.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended March 31, 2022 was $0.01 million, compared with $0.02 million for the three months ended March 31, 2021.

Other income and expense
For the three months ended March 31, 2022, other income and expense was $4.51 million expense, net. These amounts primarily consist of a mark-to-market loss on investments accounted for at fair value of $3.42 million and a loss on foreign exchange of $1.21 million, partially offset by other income of $0.11 million and interest income of $0.01 million.
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
From April 1, 2022 through May 13, 2022, the Company issued 0.36 million Common Shares at a weighted average price of $10.69 for net proceeds of $3.72 million using the ATM.
Working capital at March 31, 2022 and future requirements for funds
At March 31, 2022, the Company had working capital of $136.61 million, including $105.17 million in cash, $0.61 million of marketable securities, approximately 692,000 pounds of uranium finished goods inventory and approximately 1,397,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Three months ended March 31, 2022
Cash, cash equivalents and restricted cash were $125.49 million at March 31, 2022, compared to $132.82 million at December 31, 2021. The decrease of $7.34 million was due primarily to cash used in operating activities of $10.55 million and cash used in investing activities of $0.40 million, partially offset by cash provided by financing activities of $3.59 million and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $0.02 million.
Net cash used in operating activities of $10.55 million is comprised of the net loss of $14.73 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $0.81 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $0.86 million, accretion of asset retirement obligation of $0.39 million, unrealized foreign exchange loss of $1.23 million, revision of asset retirement obligations of $0.10 million and other non-cash expenses, primarily related to the fair market valuation of investments of $3.35 million. Other items include a decrease in inventories of $0.78 million, an increase in trade and other receivables of $1.33 million, an increase in prepaid expenses and other assets of $0.89 million and a decrease in accounts payable and accrued liabilities of $1.12 million.

Net cash used in investing activities was $0.40 million for the purchase of property, plant and equipment, primarily for utilization in RE Carbonate production at the Mill.
Net cash provided by financing activities totaled $3.59 million consisting of $4.16 million net proceeds from the issuance of shares under the Company's ATM facility and cash received from exercise of stock options of $0.32 million, partially offset by $0.89 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units.
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
Net cash provided by financing activities totaled $30.39 million, consisting of $29.91 million net proceeds from the issuance of shares under the Company’s ATM facility, cash received from the exercise of stock options of $0.70 million and cash received from the exercise of warrants of $0.44 million, partially offset by $0.66 million in cash paid to fund employee income tax withholding due upon the vesting of RSUs.
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
a.Development Stage
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
Recently Adopted Accounting Pronouncements
Non-employee Share-Based Payment
In June 2018, the FASB issued ASU 2018-07, which more closely aligns the accounting for non-employee share-based payment transactions to the guidance for awards to employees except for specific guidance on certain inputs to an option-pricing model and the attribution of cost. The Company adopted this standard effective January 1, 2019 and adoption did not have a significant impact on our net earnings
Fair Value Measurement
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium and REEs. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
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
All the Company’s existing long-term uranium supply contracts expired following the Company’s 2018 deliveries, and all uranium sales after 2018 will be required to be made at spot prices until the Company enters into new long-term contracts at satisfactory prices in the future. Future revenue will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
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

The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of March 31, 2022 ($000):

Cash and cash equivalents	$647
Accounts payable and accrued liabilities	(405)
Total	$242
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2022 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in US dollar / Cdn$	$3

Weakening net earnings	-1% change in U.S. dollar / Cdn$	$(3)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of March 31, 2022, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2021, or in this Form 10-Q for the three months ended March 31, 2022.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (5)
4.3	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (7)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (13)
10.8	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (14)
10.9	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (15)
10.10
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (16)

10.11	October 2021 Fourth Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc., dated March 18, 2021 and effective as of October 1, 2021 (17)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(8)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(9)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(10)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed on April 3, 2018.
(14)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(15)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.
(16)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(17)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 13, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: May 16, 2022	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 16, 2022	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer