Form 10-Q
period 2022-06-30
ENERGY FUELS INC
filed 2022-08-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 4, 2022, the registrant had 157,578,374 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, and other matters that may occur in the future, any expectation related to the newly established uranium reserve program for the United States (the “U.S. Uranium Reserve Program”) pursuant to the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. Uranium Reserve and was signed into law on December 27, 2020, any expectation related to any additional or future recommendations of the United States Nuclear Fuel Working Group (the “U.S. Nuclear Fuel Working Group” or “Working Group”), any plans we may have with regard to REE production, any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics, any plans we may have to evaluate the ramp-up of production at any of our properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics, and risks generally encountered in the exploration, development, operation, and closure of mineral properties and processing and recovery facilities, as well as risks related to the U.S. Uranium Reserve Program and risks related to any additional or future recommendations of the U.S. Nuclear Fuel Working Group not benefiting us in any material way. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks (the “Risk Factor Summary”):
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
•risks associated with Mineral Reserve and Mineral Resource estimates, including the risk of errors in assumptions or methodologies and changes to estimate disclosure rules and regulations;
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
•risks associated with our ramp-up to commercial production of RE Carbonate and potentially other REE and REE-related value-added processes and facilities, at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah or elsewhere including the risk: that we may not be able to produce RE Carbonate that meets commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs to us; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell the RE Carbonate we produce at acceptable prices to us; of not being able to successfully construct and operate an REE separation facility, and potentially other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the new U.S. Uranium Reserve Program, being subject to appropriation by the U.S. Congress, and details of implementation and expansion of the U.S. Uranium Reserve Program;
•risks associated with any additional recommendations of the U.S. Nuclear Fuel Working Group not benefiting us;
•risks associated with the current federal administration and changes thereto, including a lack of support of mining, uranium mining, nuclear energy or other aspects of our business, such as the new U.S. Uranium Reserve Program;
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
•risks associated with our ongoing ability to successfully develop, attract and retain qualified management, Board members and other key personnel critical to the success of our business, given that the number of individuals with significant experience in the uranium, vanadium, REE and radioisotope industries is relatively small;
•competition for, among other things, capital, mineral properties, and skilled personnel;
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
•risks inherent in our and industry analysts’ forecasts or predictions of future uranium, vanadium, copper (if and when produced) and REE price levels, including the prices for RE Carbonates, REE oxides, REE metals and REE metal alloys;
•market prices of uranium, vanadium, copper (if and when produced) and REEs, which are cyclical and subject to substantial price fluctuations;
•risks associated with future uranium sales, if any, being required to be made at spot prices, unless we are able to continue entering into new long-term contracts at satisfactory prices in the future;
•risks associated with our vanadium sales, if any, generally being required to be made at spot prices;
•risks associated with our RE Carbonate sales, if any, being tied in whole or in part to REE spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium sales terms at satisfactory prices in the future;
•failure to obtain suitable copper (if and when produced) or REE sales terms at satisfactory prices in the future;
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
•risks associated with inaccurate or nonobjective media coverage of our activities and the impact such coverage may have on the public, the market for our securities, government relations, commercial relations, permitting activities and legal challenges, as well as the costs to us of responding to such coverage;
•risks associated with potential impacts of public perceptions on our commercial relations;
•uranium industry competition, international trade restrictions and the impacts on world commodity prices of foreign state-subsidized production;
•risks associated with foreign governmental actions, policies, laws, rules and regulations, and foreign state-subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to us and impact our access to global and domestic markets for the supply of REE-bearing ores and the sale of RE Carbonate and other REE products and services to world and domestic markets;
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
•risks related to our ability to potentially recover copper from our Pinyon Plain uranium project mineralized materials;
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
•risks related to conducting business operations in foreign countries;
•risks related to any material weaknesses that may be identified in our internal controls over financial reporting. If we are unable to implement/maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, negatively affecting the market price of our common stock;
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
RE Carbonate	$449	$—	$449	$—
Vanadium concentrates	5,295	—	7,707	—
Alternate Feed Materials processing and other	723	456	1,248	809
Total revenues	6,467	456	9,404	809
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	222	—	222	—
Costs and expenses applicable to vanadium concentrates	2,102	—	3,331	—
Underutilized capacity production costs applicable to RE Carbonate	1,095	—	2,758	—
Total costs and expenses applicable to revenues	3,419	—	6,311	—
Other operating costs
Development, permitting and land holding	1,219	2,517	2,392	5,888
Standby costs	3,323	2,118	6,798	4,253
Accretion of asset retirement obligation	510	351	904	672
Selling costs	21	—	30	—
General and administration	4,682	3,812	9,889	7,185
Total operating loss	(6,707)	(8,342)	(16,920)	(17,189)

Interest expense	(8)	(14)	(17)	(30)
Other loss (Note 12)	(11,344)	(2,435)	(15,852)	(4,482)
Net loss	(18,059)	(10,791)	(32,789)	(21,701)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(3,488)	(897)	(1,722)	(544)
Other comprehensive income	(3,488)	(897)	(1,722)	(544)
Comprehensive loss	$(21,547)	$(11,688)	$(34,511)	$(22,245)

Net loss attributable to:
Owners of the Company	$(18,054)	$(10,784)	$(32,783)	$(21,692)
Non-controlling interests	(5)	(7)	(6)	(9)
	$(18,059)	$(10,791)	$(32,789)	$(21,701)
Comprehensive loss attributable to:
Owners of the Company	$(21,542)	$(11,681)	$(34,505)	$(22,236)
Non-controlling interests	(5)	(7)	(6)	(9)
	$(21,547)	$(11,688)	$(34,511)	$(22,245)

Basic and diluted net loss per common share (Note 9)	$(0.11)	$(0.07)	$(0.21)	$(0.15)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$86,363	$112,517
Marketable securities (Notes 3 and 15)	11,795	494
Trade and other receivables, net of allowance for credit losses of $223 and $223, respectively	3,019	3,954
Inventories (Note 4)	28,565	30,772
Prepaid expenses and other assets	8,162	1,568
Total current assets	137,904	149,305
Other long-term receivables	1,610	—
Inventories (Note 4)	1,791	1,368
Operating lease right of use asset	271	408
Investments accounted for at fair value (Note 15)	21,302	38,538
Property, plant and equipment, net (Note 5)	21,515	21,983
Mineral properties (Note 5)	83,539	83,539
Restricted cash (Note 6)	20,326	20,305
Total assets	$288,258	$315,446

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 12)	$3,284	$5,764
Current portion of operating lease liability	312	324
Current portion of asset retirement obligation (Note 6)	219	27
Total current liabilities	3,815	6,115
Operating lease liability	—	145
Asset retirement obligation (Note 6)	13,927	13,660
Total liabilities	17,742	19,920
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 157,569,420 at June 30, 2022 and 156,262,199 at December 31, 2021	695,404	685,903
Accumulated deficit	(429,054)	(396,271)
Accumulated other comprehensive income	221	1,943
Total shareholders' equity	266,571	291,575
Non-controlling interests	3,945	3,951
Total equity	270,516	295,526
Total liabilities and equity	$288,258	$315,446

Commitments and contingencies (Note 13)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive loss	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance at March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083
Net loss	—	—	(18,054)	—	(18,054)	(5)	(18,059)
Other comprehensive loss	—	—	—	(3,488)	(3,488)	—	(3,488)
Shares issued for cash by at-the-market offering	356,028	3,808	—	—	3,808	—	3,808
Share issuance cost	—	(86)	—	—	(86)	—	(86)
Share-based compensation	—	1,147	—	—	1,147	—	1,147
Shares issued for exercise of stock options	24,326	67	—	—	67	—	67
Shares issued for consulting services	5,183	55	—	—	55	—	55
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Balance at June 30, 2022	157,569,420	$695,404	$(429,054)	$221	$266,571	$3,945	$270,516

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807
Net loss	—	—	(10,784)	—	(10,784)	(7)	(10,791)
Other comprehensive loss	—	—	—	(897)	(897)	—	(897)
Shares issued for cash by at-the-market offering	6,043,937	38,040	—	—	38,040	—	38,040
Share issuance cost	—	(855)	—	—	(855)	—	(855)
Share-based compensation	—	493	—	—	493	—	493
Shares issued for exercise of stock options	251,960	710	—	—	710	—	710
Shares issued for exercise of warrants	1,474,439	10,093	—	—	10,093	—	10,093
Shares issued for consulting services	8,369	50	—	—	50	—	50
Shares issued for exercise of stock appreciation rights	2,500	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(48)	—	—	(48)	—	(48)
Contributions attributable to non-controlling interest	—	—	—	—	—	229	229
Balance at June 30, 2021	148,597,701	$629,618	$(419,504)	$1,764	$211,878	$3,953	$215,831

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six months ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss for the period	$(32,789)	$(21,701)
Items not involving cash:
Depletion, depreciation and amortization	1,679	1,559
Share-based compensation	2,009	1,190
Change in value of warrant liabilities	—	7,050
Accretion of asset retirement obligation	904	672
Unrealized foreign exchange gain	(1,340)	(1,597)
Revision and settlement of asset retirement obligation	(445)	(39)
Change in investments accounted for at fair value	16,837	(1,021)
Other non-cash expenses (income)	259	(557)
Changes in assets and liabilities
Decrease (increase) in inventories	1,784	(1,635)
Increase in trade and other receivables	(675)	(47)
Increase in prepaid expenses and other assets	(6,594)	(182)
Decrease in accounts payable and accrued liabilities	(2,987)	(190)
Net cash used in operating activities	(21,358)	(16,498)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(705)	(757)
Purchases of marketable securities	(11,435)	—
Maturities and sales of marketable securities	—	2,554
Net cash (used in) provided by investing activities	(12,140)	1,797
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	7,886	67,099
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(884)	(659)
Cash received from exercise of stock options	395	1,463
Cash received from exercise of warrants	—	4,079
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(11)	(48)
Cash received from non-controlling interest	—	229
Net cash provided by financing activities	7,386	72,163
Effect of exchange rate fluctuations on cash held in foreign currencies	(21)	1,409
Net change in cash, cash equivalents and restricted cash	(26,133)	58,871
Cash, cash equivalents and restricted cash, beginning of period	132,822	40,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$106,689	$99,856
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$17	$30

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “Energy Fuels”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties. As a part of these activities the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) along with uranium at its White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties as market conditions warrant and at times from solutions in its Mill tailings impoundment system. The Mill is also currently ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third-parties, and is additionally evaluating the potential to recover radioisotopes from its existing process streams for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is quickly becoming a critical minerals hub for the United States. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs we are now producing are used for the manufacture of permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies. The very heart of our business – uranium and REE production and recycling – helps us play a big part in addressing global climate change and reducing air pollution, and the radioisotopes we are evaluating for recovery from our REE and uranium processing streams have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
The Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction on at least one material property.

2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principals (“U.S. GAAP”) and are presented in thousands of U.S. dollars, except for share and per share amounts. Certain footnote disclosures, where indicated, have share prices that are presented in Canadian dollars (“Cdn$”).
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments – Credit Losses
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. This ASU clarifies the recognition and measurement guidance for troubled debt restructurings for creditors under ASC 310-40 and requires enhanced disclosure about modifications of borrowings made to borrowers experiencing financial difficulty. It also required the disclosure of current period write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20. The Company is currently evaluating the impact of this statement and plans to adopt this prospectively on its effective date of January 1, 2023.
Fair Value Measurement
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. The Company is currently evaluating the impact of this standard and expects to adopt this prospectively on its effective date of January 1, 2024.

3.    MARKETABLE SECURITIES
For marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in Other loss in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The fair value option was elected for these securities as after consideration of our risks versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their stated maturities. The stated contractual maturity dates of marketable debt securities held as of June 30, 2022 are due between one and two years. No marketable debt securities were held as of December 31, 2021.
The following table summarizes our marketable securities by significant investment categories as of June 30, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$—	$5	$11,440
Marketable equity securities	756	(401)	—	355
Total marketable securities	$12,191	$(401)	$5	$11,795
(1) Marketable debt securities are comprised primarily of notes of U.S. government agency bonds.

The following table summarizes our marketable securities by significant investment categories as of December 31, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(262)	$—	$494

4.    INVENTORIES

	June 30, 2022	December 31, 2021
Concentrates and work-in-progress	$25,746	$27,619
Ore stockpiles	241	351
Raw materials and consumables	4,369	4,170
	$30,356	$32,140
Inventories
Current	$28,565	$30,772
Long term - raw materials and consumables	1,791	1,368
	$30,356	$32,140

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(19,203)	$10,007	$29,210	$(18,185)	$11,025
Alta Mesa	13,626	(5,451)	8,175	13,626	(4,996)	8,630
Equipment and other	16,290	(12,957)	3,333	15,079	(12,751)	2,328
Property, plant and equipment total	$59,126	$(37,611)	$21,515	$57,915	$(35,932)	$21,983

Depreciation expense totaled $0.87 million and $1.68 million, respectively, for the three and six months ended June 30, 2022, compared to $0.79 million and $1.56 million, respectively, for the three and six months ended June 30, 2021.
The following is a summary of mineral properties:

	June 30, 2022	December 31, 2021
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
On May 19, 2022, the Company announced that it had entered into two purchase agreements to acquire a total of seventeen mineral concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Under the terms of the purchase agreements, the Company will enter into mineral rights transfer agreements with the sellers to acquire the seventeen mineral sand concessions. The transactions are expected to close in August of 2022.
The total purchase price under the purchase agreements is $27.50 million consisting of deposit payments of $5.50 million due upon reaching certain milestones stated within the purchase agreements, and $22.00 million due at closing with the transfer and assignment of the mineral rights.
As of June 30, 2022, the Company has made deposit payments totaling $5.50 million that will be attributable to the final purchase price under the purchase agreements, pending the close of the transactions. Additionally, direct deal costs of $0.50 million have been incurred related to such asset acquisitions. The purchase deposit payments and direct deal costs have been capitalized as Prepaid expenses and other assets in the Condensed Consolidated Balance Sheet.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2022	December 31, 2021
Asset retirement obligation, beginning of period	$13,687	$13,038
Revision of estimate	(445)	(235)
Disposal of non-core obligations	—	(269)
Accretion of liabilities	904	1,284
Settlements	—	(131)
Asset retirement obligation, end of period	$14,146	$13,687
Asset retirement obligation:
Current	$219	$27
Non-current	13,927	13,660
Asset retirement obligation, end of period	$14,146	$13,687
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.50% to 11.67% and inflation rates ranging from 2.00% to 2.41%. The total undiscounted decommissioning liability at June 30, 2022 is $42.91 million (December 31, 2021 - $41.34 million).
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management (“BLM”) and U.S. Forest Service (“USFS”) for estimated reclamation costs associated with the Mill, Nichols Ranch, Alta Mesa and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property or restructured the surety and collateral arrangements. See Note 13 for a discussion of the Company’s surety bond commitments
The following table summarizes the Company’s restricted cash:

	June 30, 2022	December 31, 2021
Restricted cash, beginning of period	$20,305	$20,817
Additional collateral posted	21	48
Refunds of collateral	—	(560)
Restricted cash, end of period	$20,326	$20,305

7.    LEASES
The Company’s leases are primarily for office space, the largest being an office building lease for the Company’s Lakewood, Colorado corporate offices. As of June 30, 2022, this lease has a remaining term of approximately 11 months and includes an option to extend the lease for one five-year term. Certain of our other leases include variable payments for lessor operating expenses that are not included within right-of-use (“ROU”) assets and lease liabilities in the Condensed Consolidated Balance Sheets. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in General and Administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in the Condensed Consolidated Balance Sheets.
Total lease cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating leases	$77	$77	$154	$154
Short-term leases	79	81	159	162
Total lease expense	$156	$158	$313	$316
The weighted average remaining lease term and weighted average discount rate were as follows:

	Six months ended June 30,
	2022	2021
Weighted average remaining lease term of operating leases	0.9 years	1.9 years
Weighted average discount rate of operating leases	9.0%	9.0%

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$87	$85	$174	$170

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
Issued capital stock
In the six months ended June 30, 2022, the Company issued 0.77 million Common Shares under the Company’s ATM for net proceeds of $7.89 million after share issuance costs.

9.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss attributable to owners of the Company	$(18,054)	$(10,784)	$(32,783)	$(21,692)
Basic and diluted weighted average common shares outstanding	157,491,807	144,450,494	157,044,331	140,923,146
Net loss per common share	$(0.11)	$(0.07)	$(0.21)	$(0.15)
For the six months ended June 30, 2022, 4.03 million stock options, restricted stock units, stock appreciation rights, and warrants have been excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive (June 30, 2021 - 6.29 million).

10.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. At June 30, 2022, a total of 15,756,942 Common Shares were authorized for future equity incentive plan awards.
On January 25, 2022, the Company’s Board of Directors approved the issuance of 0.10 million stock options, 0.33 million RSUs, and 0.83 million SARs on the terms and conditions discussed below. Due to an administrative delay in communicating the terms of certain awards to some grantees, the Company determined that, for accounting purposes only, the grant date for such awards was not the date of the Board approval but, instead, April 18, 2022, being the date that the key award terms were communicated to those certain grantees. As such, 0.07 million stock options, 0.02 million RSUs, and 0.10 SARs are treated, for accounting purposes, as having a grant date of April 18, 2022. However, this accounting change did not alter the fundamental terms of the grants, as approved by the Board, and all such grants retained their original term (commencing as of January 25, 2022), vesting schedules, vesting performance metrics and exercise price, as each is applicable.
Employee Stock Options
The Company, under the Compensation Plan, may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the day before the grant date and the five-day volume weighted average price (“VWAP”) on the NYSE American ending on the day before the grant date. Stock options granted under the Compensation Plan generally vest over a period of two years or more, and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years. During the six months ended June 30, 2022, the Company granted 0.11 million stock options under the Compensation Plan (June 30, 2021 - 0.16 million).
The fair value of the stock options granted under the Compensation Plan for the six months ended June 30, 2022 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	2.34%
Expected life (in years)	3.18
Expected volatility(1)	73.01%
Expected dividend yield	—%
Weighted average grant date fair value	$5.05
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
The summary of the Company’s stock options at June 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 8.41	169,310	3.99
Exercised	1.70 - 7.42	(775,814)	2.95
Forfeited	1.76 - 5.91	(8,048)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	5.84 - 10.03	109,328	6.50
Exercised	1.70 - 5.18	(160,252)	2.45
Forfeited	3.89 - 6.47	(3,385)	5.78
Expired	2.35	(15,506)	2.35
Outstanding, June 30, 2022	$1.70 - $10.03	873,067	$3.31	2.34	$1,584
Exercisable, June 30, 2022	$1.70 - $7.14	721,496	$2.79	1.92	$1,544
The total intrinsic value of options exercised in the six months ended June 30, 2022 was $1.16 million (June 30, 2021 – $1.75 million).
The summary of the Company’s non-vested stock options at June 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	403,990	$0.94
Granted	169,310	2.06
Vested	(351,934)	1.23
Forfeited	(8,049)	1.60
Non-vested, December 31, 2021	213,317	$1.34
Granted	109,328	5.05
Vested	(167,689)	1.12
Forfeited	(3,385)	5.00
Non-vested, June 30, 2022	151,571	$4.17
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Holders of unvested RSUs do not have voting rights on those RSUs. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one Common Share of the Company for each RSU at no additional payment. During the six months ended June 30, 2022, the Company’s Board of Directors issued 0.35 million RSUs under the Compensation Plan (June 30, 2021 - 0.44 million). The fair value of RSUs granted was determined at the date of grant based on the Company’s share price on the NYSE American.
The summary of the Company’s non-vested RSUs at June 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Non-vested, December 31, 2021	900,064	$2.94
Granted	354,406	6.59
Vested	(518,856)	2.93
Forfeited	(42,082)	5.34
Non-vested, June 30, 2022	693,532	$4.66

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the six months ended June 30, 2022 was $2.93 million (June 30, 2021 – $2.67 million).
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
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day

VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met prior to the six months ended June 30, 2022.
During the six months ended June 30, 2022, the Company’s Board of Directors issued 0.83 million SARs under the Compensation Plan (June 30, 2021 – nil). The fair value of the SARs granted during the six months ended June 30, 2022 was estimated at the date of grant using a Monte Carlo simulation, with the following weighted average assumptions:

Risk-free interest rate	1.68%
Expected life (in years)(1)	4.98
Expected volatility(2)	72.81%
Expected dividend yield	—%
Weighted average grant date fair value	$3.99
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.
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
The summary of the Company’s SARs at June 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	1,720,623	$2.92
Exercised	(48,201)	2.92
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	833,315	6.47
Exercised	(6,730)	2.92
Forfeited	(34,921)	5.79
Outstanding, June 30, 2022	2,464,086	$4.08	2.55	$3,301
Exercisable, June 30, 2022	1,092,143	$2.92	1.56	$2,173

The summary of the Company’s non-vested SARs at June 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,720,623	$1.25
Vested	(1,147,074)	1.27
Non-vested, December 31, 2021	573,549	$1.19
Granted	833,315	3.99
Forfeited	(34,921)	4.05
Non-vested, June 30, 2022	1,371,943	$2.83
The components of share-based compensation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Recognized expense
Stock options	$109	$37	$141	$240
RSU awards(1)	488	390	972	753
SARs	550	62	896	197
Total recognized expense	$1,147	$489	$2,009	$1,190
(1)The fair value of the RSUs granted under the Compensation Plan for the six months ended June 30, 2022 and 2021 was estimated at the date of grant, using the stated market price on the NYSE American.
At June 30, 2022, there were $0.46 million, $1.82 million, and $2.30 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.54 years, 1.96 years, and 1.22 years, respectively.

11.    INCOME TAXES
As of June 30, 2022, the Company does not believe that it is more likely than not that it will fully realize the benefit of the deferred tax assets. As such, the Company recognized a full valuation allowance against the net deferred tax assets as of June 30, 2022 and December 31, 2021.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income	$12	$14	$24	$25
Change in value of investments accounted for at fair value	(13,419)	(435)	(16,837)	1,021
Change in value of warrant liabilities	—	(3,546)	—	(7,050)
Foreign exchange gain	2,345	659	1,132	320
Other	(282)	873	(171)	1,202
Other loss	$(11,344)	$(2,435)	$(15,852)	$(4,482)

The components of trade and other receivables are as follows:

	June 30, 2022	December 31, 2021
Trade receivables	$2,534	$1,858
Other	142	1,753
Notes receivable, net	343	343
	$3,019	$3,954
As of June 30, 2022, the Company has $1.75 million in current and long-term other receivables with $1.65 million due from Consolidated Uranium Inc. (“CUR”, f/k/a International Consolidated Uranium, Inc., TSX-V:CUR) pursuant to the terms of the asset purchase agreement related to the sale of certain non-core conventional uranium projects and resulting deferred cash payments, and pursuant to the terms of the ongoing operating agreement with CUR.
The components of accounts payable and accrued liabilities are as follows:

	June 30, 2022	December 31, 2021
Accounts payable	$2,159	$3,038
Payroll liabilities	465	1,988
Other accrued liabilities	660	738
	$3,284	$5,764

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
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the Mill License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and the Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. In February 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The proposal remains under consideration by the Company. The Company does not consider these challenges to have any merit and, if a settlement cannot be reached, the Company intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed Mill License and/or GWDP. At this time, the Company does not believe that any such modification would materially affect its financial position, results of operations or cash flows.

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
On May 22, 2020, after the matters were briefed, the District Court issued its final order in favor of the Defendants, which the Pinyon Plaintiffs thereafter appealed to the Ninth Circuit. In December 2020, the Pinyon Plaintiffs filed their Appellant’s Opening Brief with the Ninth Circuit and, in April 2021, the Defendants filed their respective Answering Briefs. Oral arguments were held remotely on August 30, 2021. On February 22, 2022, the Ninth Circuit filed its Opinion in favor of the USFS and the Company. The Pinyon Plaintiffs did not request a hearing on this matter in front of the U.S. Supreme Court. As such, this matter is now resolved.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2022, the Company has $20.33 million posted as collateral against an undiscounted asset retirement obligation of $42.91 million (December 31, 2021 - $20.31 million posted as collateral against an undiscounted asset retirement obligation of $41.34 million).
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
United Nuclear contributed nil to the expenses of the Arkose Joint Venture based on the approved budget for the six months ended June 30, 2022 (June 30, 2021 - $0.23 million).
On June 1, 2022, Uranerz renewed for a third year its Casper, Wyoming-based Office Lease Agreement with Metro, Inc. where Mr. Kirkwood acts as General Manager. Consistent with the prior year’s lease, the term is for a period of 12 months with rent in the amount of $15,000 paid in $1,250 monthly increments. The original Office Lease Agreement was entered into by the parties on June 1, 2020, for a period of 12 months, with rent in the amount of $12,000 paid in $1,000 monthly increments.
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant, and as such, no royalty payments were made during the six months ended June 30, 2022 or 2021. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.22 million as of June 30, 2022 (December 31, 2021 - nil).
On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. Amounts earned during the six months ended June 30, 2022 and due to the Company from CUR at June 30, 2022 were approximately $0.40 million. The Company provided no services to CUR under the toll milling agreement during the six months ended June 30, 2022.

15.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of June 30, 2022. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of June 30, 2022, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

	Level 1	Level 2	Level 3	Total
Investments at fair value	$21,043	$259	$—	$21,302
Marketable equity securities	355	—	—	355
Marketable debt securities	—	11,440	—	11,440
	$21,398	$11,699	$—	$33,097
The Company’s investments in marketable equity securities are exchange-traded and are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company's investments in marketable debt securities are valued using quoted prices of a pricing service and as such are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.

Investments accounted for at fair value include the Company’s 14.8% investment in Virginia Energy Resources Inc. and its 17.9% investment in CUR. These investments provide the Company with the ability to have significant influence, but not control, over their operations. These investments were valued at $21.30 million as of June 30, 2022 (December 31, 2021- $38.54 million). During the six months ended June 30, 2022, the Company recognized a loss of $16.84 million related to these investments in Other loss in the Condensed Consolidated Statement of Operations and Comprehensive Loss (June 30, 2021- gain of $1.02 million). The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six-month period ended June 30, 2022 (the “Quarter”), and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
While the Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from these operations, the Company has only established Proven Mineral Reserves or Probable Mineral Reserves, as defined under SEC S-K 1300, at its Sheep Mountain Project. As a result, the Company is a “Development Stage Issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction on at least one material property. Under U.S. GAAP, for a property that has no Proven or Probable Reserves, the Company capitalizes the cost of acquiring the property (including mineral properties and rights) and expenses all costs related to the property incurred subsequent to the acquisition of such property. Acquisition costs of a property are depreciated over its estimated useful life for a revenue-generating property or expensed if the property is sold or abandoned. Acquisition costs are subject to impairment if so indicated.
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian currency, and $ to United States currency.

Overview
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, rare earth elements and vanadium.
Our primary product is U3O8 (also known as natural uranium concentrate or yellowcake), which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity and more than 50% of the clean, carbon-free electricity generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium, vanadium and REEs for our own account, as well as from toll processing materials for others.
Our natural uranium concentrate is produced from multiple sources:
•Conventional recovery operations at the Mill, including:
◦Processing ore from uranium mines; and
◦Recycling of Alternate Feed Materials, which are uranium-bearing materials that are not derived from conventional ore; and
•ISR operations.
The Company also has a long history of conventional vanadium recovery at the Mill when vanadium prices support those activities. The Company holds several existing mines that contain vanadium resources, and the Mill has produced considerable quantities of vanadium from area mines during its operating history. From late 2018 to early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity V2O5. The Company has also recovered uranium from Pond Return since 2015 and continues to evaluate opportunities for copper recovery from our Pinyon Plain Project.
The Company is also currently producing an intermediate REE product called mixed RE Carbonate. In 2020, the Company began evaluating the potential to recover REEs at the Mill. By October 2020, the Company had produced a mixed RE Carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, for the recovery of uranium and production of a commercially salable mixed RE Carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed RE Carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of RE Carbonate to a separation facility in Europe, which is the next step in producing usable REE products. Most recently, on May 19, 2022, the Company announced it had entered into binding agreements to acquire 17 mineral concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that will feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. The Company is also in discussions with other entities around the world to acquire additional supplies of natural monazite sands and has worked with U.S. government agencies and national laboratories on various REE initiatives, including having completed work with the U.S. Department of Energy (“DOE”) to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill produced from coal-based resources. The Company is currently evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
Finally, pursuant to a strategic alliance with a technology development company, the Company is evaluating the feasibility of recovering radioisotopes from the Mill’s existing process streams for use in the development of medical isotopes for the potential treatment of cancer. This involves evaluating the potential to recover Th-232, and Ra-226 from the Company's existing RE Carbonate and uranium process streams at the Mill and the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and Ra-223, which are the leading medically attractive targeted alpha therapy (“TAT”) isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams for use in treating cancer, thereby recycling back into the market material that would otherwise not be recoverable from our Mill feed.
The Mill, located near Blanding, Utah, processes ore mined from the Four Corners region of the United States, as well as Alternate Feed Materials that can originate worldwide. The Mill is the only operating conventional uranium mill in the U.S. and the only operating facility in the U.S. with the ability to recover vanadium from primary ore sources. The Mill is licensed to process an average of 2,000 tons of ore per day and to produce approximately 8.0 million pounds of U3O8 per year. The Mill has separate circuits to process conventional uranium and vanadium ores, as well as Alternate Feed Materials and REEs.
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the six months ended June 30, 2022, Mill activities focused primarily on processing monazite sands for the recovery of uranium, and production of a mixed RE Carbonate. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
The Company continues to pursue additional sources of feed materials for the Mill. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance, and is uniquely positioned in this region, to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailings management system. There are no other existing facilities in the U.S. capable of providing this service. In addition, as previously announced, beginning in the second quarter of 2019 and continuing through the second quarter of 2022, the Company has been receiving shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly clean up projects similar to those requiring cleanup on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project and Alta Mesa Project, both of which are on standby at current uranium prices.
While we believe the current spot price of uranium has not supported production for many global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent months to levels that could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. To date, the Company has entered into three long-term contracts with U.S. nuclear utilities with deliveries occurring from 2023 to 2030 at supportive pricing and other terms. In anticipation of potential price recoveries and additional contracts, we continue to maintain and advance our resource portfolio. We stand ready to: resume wellfield construction and resume production at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Pinyon Plain Project, La Sal Project and/or Whirlwind Project

(the last of which was brought out of temporary cessation during the Quarter for the resumption of mining operations). We believe we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda, Henry Mountains and/or Sheep Mountain.
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
Update on Rare Earth Element Initiative
On March 1, 2021, the Company and Neo Performance Materials Limited (“Neo”) announced a new REE production initiative spanning European and North American critical material supply chains. Under a definitive agreement executed in July 2021, Energy Fuels purchases natural monazite sands, currently being mined in Georgia (U.S.) by The Chemours Company, which is processed into an RE Carbonate at the Mill. At this time, all of the resulting RE Carbonate is sold and shipped to Neo’s rare earth separations facility in Sillamäe, Estonia (“Silmet”). Silmet then processes the RE Carbonate into separated REE materials for use in REE permanent magnets and other REE-based advanced materials. On July 7, 2021, the Company announced that the first container (approximately 20 tonnes of product) of mixed RE Carbonate had been successfully produced by Energy Fuels at the Mill and was en route to Silmet. This commercial-scale production of RE Carbonate by Energy Fuels from a U.S. mined REE resource positions Energy Fuels as the only company in North America that currently produces a monazite-derived, enhanced REE material. In addition, since the RE Carbonate has been chemically altered to recover the REEs and remove impurities, thereby rendering it ready for REE separation without further processing, this is currently the most advanced REE material being produced on a commercial scale in the U.S. today. The physical delivery of this product also represents the launch of a new, environmentally responsible REE supply chain that allows for source validation and tracking from mining through to final end-use applications for manufacturers in North America, Europe, Japan, and other nations.
The Company also announced on March 1, 2021 that, in addition to supplying RE Carbonate to Neo, Energy Fuels is evaluating the potential to develop REE separation capabilities at the Mill, or nearby, as it works to increase its monazite sand supplies, thereby integrating a U.S. rare earth supply chain in the coming years, in addition to supplying RE Carbonate to European markets. On April 27, 2021, the Company announced it had engaged Carester to prepare a scoping study for the development of a solvent extraction REE separation circuit at the Mill utilizing the Mill's existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized REE production sequence. Based in Lyon, France, Carester is a leading global consultant in the production of separated REE products, with expertise in designing, constructing, operating and optimizing REE production facilities globally. Carester’s scoping work to date includes an evaluation of the Mill's current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors. Based on the results of this scoping work, the Company is evaluating installing a full separation circuit at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years, subject to successful licensing, financing, and commissioning and continued strong market conditions. On April 13, 2022, the Company announced that it had hired Carester to support these REE separation initiatives.
In addition, on April 21, 2021, the Company announced the execution of a non-binding MOU for the supply of natural monazite sands from IperionX Limited’s (“IperionX”) Titan Project in Tennessee, if and when the project is developed and mined. IperionX's Titan Project covers a large area of heavy mineral sands properties in Tennessee prospective for titanium, zircon, monazite and other valuable minerals such as high-grade silica sand and other refractory minerals. Thereafter, the Company also announced that the DOE Office of Fossil Energy and National Energy Technology Laboratory awarded Energy Fuels, working with a team from Penn State University, $1.9 million to complete a feasibility study on the production of REE products from natural coal-based resources, as well as from other materials such as REE-containing ores like the natural monazite sands the Company is currently processing at the Mill.
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
During the three months ended March 31, 2022, the Company began commercial-scale partial separation of lanthanum (La) and cerium (Ce) on a small scale from its RE Carbonate using an existing solvent extraction circuit at the Mill, which represents the first commercial level REE separation to occur in the U.S. in many years, along with the production of an even more advanced RE Carbonate in 2022 than was produced in 2021.
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
On May 19, 2022, the Company announced it had entered into binding agreements to acquire the Bahia Project in Brazil for a total consideration of $27.50 million in cash, with $5.50 million due at signing and on completion of other benchmarks during a 90-day due diligence period and the remaining $22.00 million due at closing. Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that can feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. The Bahia Project is a well-known heavy mineral sand (“HMS”) deposit with over 3,300 historical vertical exploration auger holes drilled to date, indicating significant concentrations of titanium (ilmenite and rutile), zirconium (zircon), and REEs (monazite). Importantly, the mineralization is at or near the surface, so the material is expected to be relatively easy to recover using standard, low-cost sand mining techniques, including the use of front-end loaders, excavators and/or dredges. The Company is primarily interested in the monazite, which contains both REEs and uranium. Preliminary assay data indicates the monazite sand contained in the HMS concentrate ranges between 0.62% and 12.82%, and the uranium contained in the monazite is expected to be comparable to typical Colorado Plateau uranium deposits. At this time, the Company is concluding its due diligence on the Bahia Project and expects to close on or around August 31, 2022. Subject to closing, the acquisition of the Bahia Project is expected to be a significant step in Energy Fuels’ development as a major global REE producer based in the U.S.
Changes to Management
On June 24, 2022, the Company appointed John L. Uhrie to serve as the Company’s Chief Operating Officer (“COO”), effective as of August 1, 2022. Dr. Uhrie most recently served for over three years as Vice President for Metals, Exploration and Development of The Doe Run Company (“Doe Run”), a global leader, in lead, zinc and copper production. In this role, Dr. Uhrie was primarily responsible for growth, optimization and new project development for a large underground, lead mining company. Dr. Uhrie also provided executive oversite of the secondary lead smelter at Doe Run, along with regional and international exploration covering a wide variety of deposit types and metals. Prior to his position with Doe Run, Dr. Uhrie served as President, Consulting Services-Americas for RPM Global (“RPM”). In this role, Dr. Uhrie was responsible for consulting services in RPM's Americas region as well as serving as project manager and process engineer for RPM's world-wide mine finance due diligence activities covering geology, mining, processing, environmental, social, governance, and economics. While with RPM, Dr. Uhrie oversaw all aspects of project work from proposal preparation through final reports. Prior to RPM, Dr. Uhrie was Manager of Process Metallurgy for Newmont Mining Corp. (2009-2014) and Manager, Metallurgy and Strategic Planning, Africa (2008-2009) and Manager of Hydrometallurgical Operations (2005-2008) for Freeport McMoRan Copper and Gold, Bagdad Operations. Dr. Uhrie is a registered Professional Engineer, a Qualified Professional through the Mining and Metallurgical Society of America (MMSA) and holds a BS in Geological Engineering from Michigan Technological University, an MS in Geology from the University of Wyoming and a Ph.D. in Metallurgical Engineering from Michigan Technological University.
On August 4, 2022, the Company appointed Tom L. Brock to serve as the Company’s Chief Financial Officer (“CFO”), effective as of August 8, 2022. Concurrently with Mr. Brock’s appointment as CFO, David Frydenlund, the Company's current CFO, General Counsel and Corporate Secretary, was appointed to the position of Executive Vice President, Chief Legal Officer and Corporate Secretary of the Company, effective August 8, 2022. Prior to joining the Company, Mr. Brock served as Vice President, Chief Accounting Officer at Extraction Oil & Gas Inc from August 2016 until November 2021, where he led the accounting, tax, treasury, information technology and human resource functions. Prior to that time, Mr. Brock served as Vice President, Corporate Controller of American Midstream Partners LP from July 2012 until November 2013, and as Vice President, Chief Accounting Officer and Corporate Controller from November 2013 until August 2016. Prior to that, Mr. Brock held the position of Director of Trading and Finance with BG Group in Houston, Texas, where he controlled accounting and other functions for its marketing and trading companies beginning in July 2010. Mr. Brock began his career with KPMG LLP, where he spent 13 years holding various positions serving clients in the energy industry. Mr. Brock holds a Bachelor of Accountancy from New Mexico State University and is a Certified Public Accountant licensed in the State of Texas.
Known Trends or Uncertainties

The Company has faced depressed uranium and vanadium prices in previous years which have resulted in the Company having negative cash flows and net losses in previous years. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company other than (i) recent strengthening of uranium and vanadium markets which could result in the Company selling inventories at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) the recently implemented U.S. Uranium Reserve Program, which could result in improved uranium sales prices; and (iii) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices fell during the Quarter. The uranium spot price began the Quarter at $58.20 per pound on March 31, 2022 and dropped 13% to $50.50 per pound by June 30, 2022. During the Quarter, the uranium spot price hit a high of $63.75 per pound on April 15, 2022 and a low of $45.50 per pound during the weeks of May 20, 2022 and June 17, 2022. In contrast, TradeTech price data indicates that long-term U3O8 prices rose during the Quarter, beginning the Quarter at $50.00 per pound and ending the Quarter at $53.00 per pound. On July 29, 2022, TradeTech reported a spot price of $48.75 per pound and a long-term price of $53.00 per pound U3O8.
The following important developments occurred during the Quarter:
–The European Parliament voted to demand a full embargo on Russian imports of oil, coal, natural gas and nuclear fuel (TradeTech NMR, April 8, 2022).
–Emmanuel Macron won reelection as the President of France, vowing to boost nuclear and renewables (TradeTech NMR, April 29, 2022).
–Sprott acquired the assets of North Shore ETF and launched a uranium mining exchange-traded fund (“ETF”) in Europe (TradeTech NMR, April 29, 2022 and May 6, 2022).
–The U.S. Department of Energy (“DOE”) began accepting applications from nuclear operators for financial support under the $6 billion Civil Nuclear Credit Program announced on April 19, 2022 (TradeTech NMR, April 22, 2022).
–Transportation issues continued to create uncertainty in the nuclear fuel market as President Biden signed a proclamation banning Russian vessels from U.S. ports (except those carrying source, special nuclear and byproduct material) (TradeTech NMR, April 22, 2022) and Canadian Special Economic Measures on Russia threatened to delay a Canadian Class 7 vessel from being loaded with nuclear material bound for the U.S. (TradeTech NMR, June 24, 2022). The Canadian government subsequently allowed the vessel to be loaded and travel to the U.S. However, the Company believes this situation highlights the fragile nature and risks of nuclear fuel supply to the U.S. in light of Russia’s ongoing invasion of Ukraine.
–The DOE issued a Request for Proposals (“RFP”) to purchase uranium from U.S. uranium producers as part of the department’s newly established U.S. Uranium Reserve Program (TradeTech NMR, June 30, 2022). Energy Fuels has submitted a bid in response to the RFP. Results of the bidding process have not yet been announced.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders, and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S., trade issues, the life of a given uranium mine, conversion/enrichment shutdowns, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, and the market activity of state-owned uranium and nuclear companies.
During the Quarter, as a result of these factors, the Company has successfully entered into three long-term uranium purchase and sale agreements with major U.S. utilities with satisfactory pricing and terms. The Company will continue to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs, and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company will also continue to evaluate the timing and method for the disposition of its existing uranium inventories, including selling into the spot market, selling to the U.S. Uranium Reserve Program, or as a part of one or more term contracts.

Rare Earth Market Update
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood MacKenzie (formerly, Roskill), most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
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
To date in 2022, the Mill has produced an RE Carbonate, a portion of which has been sold to Neo, and which is expected to be sold, potentially, to other third-party SX separation facilities for separation into individual separated REE products. The Mill is evaluating the potential to perform SX REE separation, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr O 25%; Nd O 75%) mid-point prices in China dropped approximately 3% during the Quarter from $965 RMB/kg (about $152/kg) to $933 RMB/kg (about $139/kg). The price for NdPr Oxide at August 4, 2022 was $760 RMB/kg (about $113/kg). The mid-point Ce Oxide (99.9%) price dropped 3% during the Quarter from $1.47/kg to $1.42/kg. The price for Ce Oxide at August 4, 2022 was $1.38/kg (Asian Metal). The mid-point La Oxide (99.9%) price dropped 4% during the Quarter from $1.43/kg to $1.38/kg. The price for La Oxide at August 4, 2022 was $1.34/kg (Asian Metal).
The REE market is dominated by China, which produces 83% of refined REE products with other Asia Pacific operations providing an additional 15%. According to WoodMacKenzie (formerly Roskill), “Prices for rare earths in the years to come will follow different trajectories based on their involvement with the magnet industry.” WoodMacKenzie forecasts that prices for magnet elements, including neodymium (Nd) and praseodymium (Pr), will remain elevated through 2050, supporting new primary and secondary supply. Prices for elements used as additives or fillers in magnets, namely terbium (Tb) and dysprosium (Dy), will see “short-term price support followed by a steady decline as supply availability improves.” Prices for other non-

magnet elements, including cerium (Ce) and lanthanum (La), will remain stable at roughly the cost of production. Adamas Intelligence projects that global demand for magnet REE oxides to increase by five-fold between 2020 and 2030.

Vanadium Market Update
During the Quarter, the mid-point price of vanadium in Europe dropped 25%, beginning the Quarter at $12.25 per pound V2O5 as of April 1, 2022 and ending the Quarter at $9.15 per pound V2O5 as of June 24, 2022. The price of vanadium was at its high of $12.25 per pound V2O5 at the beginning of the Quarter. The price of vanadium was at its low of $9.15 per pound V2O5 at the end of the Quarter. As of July 29, 2022, the current price of vanadium is $8.00.
According to Fastmarkets, prices for vanadium began dropping in the beginning of the Quarter due to “weak downstream demand and logistical difficulties” caused by the last outbreak of COVID-19 in China. Chinese vanadium prices slide on weaker demand, Fastmarkets, April 1, 2022. Further, end-user demand for ferrovanadium dropped in Europe after these consumers bought considerable quantities of vanadium earlier in the Quarter due to Russia's invasion of Ukraine. Notable alloy prices slide in Europe on weak demand, May 26, 2022.
Operations Update and Outlook for the Period Ending June 30, 2022
Overview
The Company continues to believe that uranium supply and demand fundamentals point to higher sustained uranium prices in the future. In addition, Russia’s recent invasion of Ukraine and the recent entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers like Energy Fuels to ensure security of supply and more certain pricing. Having recently secured three long-term uranium contracts with major U.S. utilities, the Company is beginning to perform the work needed to recommence production at one or more of its mines and in-situ recovery (“ISR”) facilities, starting as soon as 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements. The Company also continues to evaluate selling a portion of its inventories on the spot market in response to future upside price volatility, into the newly created U.S. Uranium Reserve Program, or for delivery into additional long-term supply contracts if procured. During the first half of 2022, the Company also began selling a portion of its vanadium inventory into then strengthening markets.
The Company will also continue to seek new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices. The Company is also seeking new sources of natural monazite sands (in addition to the proposed acquisition of the Bahia Project) for its emerging REE business, is evaluating the potential to recover radioisotopes for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including the new U.S. Uranium Reserve Program and other efforts to restore domestic nuclear fuel capabilities.
Extraction and Recovery Activities Overview
During 2022, the Company plans to recover 100,000 to 120,000 pounds of uranium and approximately 650 to 1,000 tonnes of mixed RE Carbonate containing approximately 300 to 450 tonnes of TREO.
No vanadium production is currently planned during 2022, though the Company sold some of its existing vanadium inventory into recent strong markets and is evaluating the potential to recommence vanadium production in 2023 or later years as market conditions may warrant for future sale and to replace sold inventory.
The Company has secured three new long-term sales contracts with U.S. nuclear utilities, and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. Therefore, existing inventories may increase from 692,000 pounds of U3O8 to 792,000 to 812,000 pounds of U3O8 at year-end 2022 or may increase to a lesser extent, or be reduced, in the event the Company sells a portion of its inventory on the spot market, to the U.S. Uranium Reserve, or pursuant to term contracts in 2022.
ISR Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2022 from Nichols Ranch. Until such time when market conditions improve sufficiently, suitable term sales contracts can be procured, or the U.S. Uranium Reserve Program is expanded, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company expects to continue to keep the Alta Mesa Project on standby until such time that market conditions improve sufficiently, suitable term sales contracts can be procured, or the U.S. Uranium Reserve is expanded.
Conventional Activities
Conventional Extraction and Recovery Activities
During the six months ended June 30, 2022, the Mill did not package any material quantities of U3O8, focusing instead on developing its REE recovery business. During the six months ended June 30, 2022, the Mill produced approximately 205 tonnes of RE Carbonate, containing approximately 95 tonnes of TREO. The Mill recovered small quantities of uranium during the Quarter, which were retained in circuit. During 2022, the Company expects to recover 100,000 to 120,000 pounds of uranium at the Mill as finished product. The Company expects to recover approximately 650 to 1,000 tonnes of mixed RE Carbonate containing approximately 300 to 450 tonnes of TREO at the Mill during 2022. The Company expects to sell all or a portion of its mixed RE Carbonate to Neo or other global separation facilities and/or to stockpile it for future production of separated REE oxides at the Mill or elsewhere. The Company is in advanced discussions with several sources of natural monazite sands (in addition to the Bahia Project) to secure additional supplies of monazite sands, which if successful, would be expected to allow the Company to increase RE Carbonate production.
In addition to its 692,000 pounds of finished uranium inventories currently located at North American conversion facilities and at the Mill, the Company has approximately 300,000 pounds of U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can be recovered relatively quickly in the future, as general market conditions may warrant (totaling about 992,000 pounds of U3O8 of total uranium inventory). The Company is also seeking to acquire additional ore inventory from third party mine cleanup activities that can be recovered relatively quickly in the future.
The Company currently holds 1.05 million pounds of V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
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
Conventional Standby, Permitting and Evaluation Activities
During the six months ended June 30, 2022, standby and environmental compliance activities continued at the fully permitted and substantially developed Pinyon Plain Project (uranium and, potentially, copper) and the fully permitted and developed La Sal Complex (uranium and vanadium). The Company plans to continue carrying out engineering, metallurgical testing, procurement and construction management activities at its Pinyon Plain Project. The timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on sustained improvements in general market conditions, procurement of suitable sales contracts and/or the expansion of the U.S. Uranium Reserve Program.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its conventional projects, including the Whirlwind Project, which came out of temporary cessation during the Quarter, and the Sheep Mountain project. In addition, the Company will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Uranium Sales
During the six months ended June 30, 2022, the Company entered into three uranium sale and purchase agreements with major U.S. utilities, constituting its first new long-term supply contracts since 2018. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
Vanadium Sales
As a result of strengthening vanadium markets, during the six months ended June 30, 2022, the Company sold approximately 575,000 pounds of the Company’s existing inventory of V2O5 (as FeV) at a net weighted average price of $13.44 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 pond return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
RE Carbonate Sales
The Company commenced its ramp-up to commercial production of a mixed RE Carbonate in March 2021 and has shipped all of its RE Carbonate produced to-date to Silmet, where it is currently being fed into their separation process. All RE Carbonate produced at the Mill in 2022 is expected to be sold to Neo for separation at Silmet. Until such time as the Company expects to permit and construct its own separation circuits at the Mill, production in future years is expected to be sold to Neo for separation at Silmet and, potentially, to other REE separation facilities outside of the U.S. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere. During the quarter ended June 30, 2022, the Company sold approximately 18,000 kilograms of TREO at an average price of $25.35 per kilogram of TREO.
As the Company continues to ramp up its mixed RE Carbonate production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. However, even at the current throughput rates, the Company is recovering most of its direct costs of this growing initiative, with the other costs associated with ramping up production, process enhancements and evaluating future separation capabilities at the Mill being expensed as underutilized capacity production costs applicable to RE Carbonate and development expenditures. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which will be valuable for current and future mixed RE Carbonate production and expected future production of separated REE oxides and other advanced REE materials at the Mill. As discussed above, the Company is evaluating installing a full separation circuit at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years, subject to successful licensing, financing, and commissioning and continued strong market conditions, and has hired Carester to support these REE separation initiatives.
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

Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
RE Carbonate	$449	$—	$449	$—
Vanadium concentrates	5,295	—	7,707	—
Alternate Feed Materials processing and other	723	456	1,248	809
Total revenues	6,467	456	9,404	809
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	222	—	222	—
Costs and expenses applicable to vanadium concentrates	2,102	—	3,331	—
Underutilized capacity production costs applicable to RE Carbonate	1,095	—	2,758	—
Total costs and expenses applicable to revenues	3,419	—	6,311	—
Gross margin	3,048	456	3,093	809

Other operating costs and expenses
Development, permitting and land holding	1,219	2,517	2,392	5,888
Standby costs	3,323	2,118	6,798	4,253
Accretion of asset retirement obligation	510	351	904	672
Total other operating costs and expenses	5,052	4,986	10,094	10,813

Selling, general and administration
Selling costs	21	—	30	—
General and administration	4,682	3,812	9,889	7,185
Total selling, general and administration	4,703	3,812	9,919	7,185

Total operating loss	(6,707)	(8,342)	(16,920)	(17,189)
Interest expense	(8)	(14)	(17)	(30)
Other loss (Note 12)	(11,344)	(2,435)	(15,852)	(4,482)
Net loss	$(18,059)	$(10,791)	$(32,789)	$(21,701)

Basic and diluted net loss per common share (Note 9)	$(0.11)	$(0.07)	$(0.21)	$(0.15)

Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. As of December 31, 2018, the Company no longer had any uranium sales contacts. During the quarter the Company entered into three new long-term Uranium sales contracts. Future sales of uranium may be subject to sale in the spot market if not covered by these new contracts, the Company is unable to agree to terms for additional long-term sales contracts or, potentially, pursuant to direct government purchases under the newly established U.S. Uranium Reserve Program. In the year ended December 31, 2019, the Company initiated the selling of vanadium recovered from pond return at the Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all V2O5 produced by the Company.
Revenues for the three months ended June 30, 2022 and 2021 totaled $6.47 million and $0.46 million, respectively, which were primarily related to increased shipments of vanadium concentrates and RE Carbonate as well as fees for mineralized material received from clean-up of a third-party uranium mine.

Revenues for the six months ended June 30, 2022 and 2020 totaled $9.40 million and $0.81 million, respectively, which were primarily related to a significant increase in shipments of vanadium concentrates and RE Carbonate as well as fees for mineralized material received from clean-up of a third-party uranium mine. Revenues have increased for both the quarter and year-to-date as a result of higher shipments of V2O5 for processing and sale as FeV as well as the increased production of approximately 205 tonnes of mixed RE Carbonate, containing approximately 95 tonnes of total rare earth oxides ("TREO").
Costs and Expenses Applicable to Revenues
Uranium, Vanadium, and RE Carbonate recovered and costs and expenses applicable to revenue
During the three months ended June 30, 2022 and 2021 the Company did not recover any material amount of pounds of U3O8 as packaged product or V2O5 at the White Mesa Mill.
Costs and expenses applicable to revenue for the three months ended June 30, 2022 totaled $2.10 million related to sales of approximately 225,000 pounds of vanadium as FeV and $1.10 million related to underutilized capacity production costs applicable to RE Carbonate processing.
During the six months ended June 30, 2022 and 2021 the Company did not recover any material amount of pounds of U3O8 or V2O5 at the White Mesa Mill.
Costs and expenses applicable to revenue for the six months ended June 30, 2022 totaled $3.33 million related to sales of approximately 375,000 pounds of vanadium as FeV and $2.76 million related to underutilized capacity production costs applicable to RE Carbonate processing.
During the six months ended June 30, 2022, the Company began its RE Carbonate production run, and recovered approximately 205 tonnes of mixed RE Carbonate, containing approximately 95 tonnes of TREO. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates. The Company has been very pleased with the resulting product it is shipping to Silmet, and has continued to improve the quality of this RE Carbonate product during the quarter. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. The Company is in advanced discussions with several monazite suppliers to secure additional supplies of monazite sands, and once secured, we expect these additional supplies will result in sufficient throughput to reduce underutilized capacity production costs and allow the Company to realize its expected margins on a continuous basis.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended June 30, 2022, the Company spent $1.22 million for the future development of the Company’s properties, primarily related to land holding expenses, compared to $2.52 million for the three months ended June 30, 2021, which were primarily incurred for the first-time development and ramping up of the expected RE Carbonate production program at the Mill.
For the six months ended June 30, 2022, the Company spent $2.39 million for the future development of the Company’s properties, primarily related to land holding expenses, compared to $5.89 million for the six months ended June 30, 2021, which were primarily incurred for the first-time development and ramping up of the expected RE Carbonate production program at the Mill.
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
For the three months ended June 30, 2022, standby costs totaled $3.32 million, compared with $2.12 million in the prior year. For the six months ended June 30, 2022, standby costs totaled $6.80 million, compared with $4.25 million in the prior year. The increase is primarily related to expenses incurred while the Mill was operating at lower levels of uranium, vanadium and RE Carbonate recovery.

Accretion
Accretion related to the asset retirement obligation for the Company’s properties increased slightly for the three months ended June 30, 2022 to $0.51 million compared with the prior year of $0.35 million. For the six months ended June 30, 2022, accretion increased to $0.90 million compared with the prior year of $0.67 million.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate, general and administrative costs. Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures. Selling, general and administrative expenses totaled $4.70 million and $9.92 million, respectively, for the three and six months ended June 30, 2022, compared to $3.81 million and $7.19 million, respectively, for the three and six months ended June 30, 2021. The increase is primarily related to public company expenses such as legal, accounting, audit and internal control professional services and corporate efforts to develop our REE programs. Additionally, stock based compensation increased for the six months ended June 30, 2022 compared with the six months ended June 30, 2021, by approximately $0.82 million due to additional grants coupled with a higher stock fair market value.
Interest Expense and Other Income and Expenses
Interest expense
Interest expense for the three months ended June 30, 2022 was $0.01 million, compared with $0.01 million for the three months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 was $0.02 million, compared with $0.03 million for the six months ended June 30, 2021.
Other income and expense
For the three months ended June 30, 2022, other income and expense was $11.34 million expense, net. These amounts primarily consist of a mark-to-market loss on investments accounted for at fair value of $13.42 million and other income of $0.28 million, partially offset by a gain on foreign exchange of $2.35 million and interest income of $0.01 million.
For the three months ended June 30, 2021, other income and expense was $2.44 million expense, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $3.55 million and a $0.44 million mark-to-market loss on investments accounted for at fair value, partially offset by a gain on foreign exchange of $0.66 million, other income of $0.87 million and interest income of $0.01 million.
For the six months ended June 30, 2022, other income and expense was $15.85 million expense, net. These amounts primarily consist of a mark-to-market loss on investments accounted for at fair value of $16.84 million and other income of $0.17 million, partially offset by a gain on foreign exchange of $1.13 million and interest income of $0.02 million.
For the six months ended June 30, 2021, other income and expense was $4.48 million expense, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $7.05 million, partially offset by a $1.02 million mark-to-market gain on investments accounted for at fair value, other income of $1.20 million, a gain on foreign exchange of $0.32 million and interest income of $0.03 million.
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
Working capital at June 30, 2022 and future requirements for funds
At June 30, 2022, the Company had working capital of $134.09 million, including $86.36 million in cash and cash equivalents, $11.80 million of marketable securities, approximately 692,000 pounds of uranium finished goods inventory and approximately 1,054,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Six Months Ended June 30, 2022
Cash, cash equivalents and restricted cash were $106.69 million at June 30, 2022, compared to $132.82 million at December 31, 2021. The decrease of $26.13 million was due primarily to cash used in operating activities of $21.36 million, cash used in investing activities of $12.14 million and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $0.02 million, partially offset by cash provided by financing activities of $7.39 million.
Net cash used in operating activities of $21.36 million is comprised of the net loss of $32.79 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $1.68 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $2.01 million, accretion of asset retirement obligation of $0.90 million, unrealized foreign exchange gain of $1.34 million, revision of asset retirement obligations of $0.45 million and other non-cash expenses, primarily related to the fair market valuation of investments of $0.26 million. Other items include a decrease in inventories of $1.78 million, an increase in trade and other receivables of $0.68 million, an increase in prepaid expenses and other assets of $6.59 million and a decrease in accounts payable and accrued liabilities of $2.99 million.
Net cash used in investing activities was $12.14 million, which primarily related to $0.71 million for the purchase of property, plant and equipment, primarily for utilization in RE Carbonate production at the Mill, as well as $11.44 million in purchases of marketable debt securities in order to realize higher interest rates on the Company's excess cash.
Net cash provided by financing activities totaled $7.39 million consisting of $7.89 million net proceeds from the issuance of shares under the Company's ATM facility and cash received from exercise of stock options of $0.40 million, partially offset by $0.88 million cash paid to fund employee income tax withholding due upon vesting of restricted stock units and $0.01 million cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights.
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
The Company currently has three long-term uranium supply contracts. All uranium sales not made under these contracts will be required to be made at spot prices until the Company enters into additional long-term contracts at satisfactory prices in the future. Future revenue will be affected by both spot and long-term U3O8 price fluctuations which are beyond our control, including: the demand for nuclear power; political and economic conditions; governmental legislation in uranium producing and consuming countries; and production levels and costs of production of other producing companies. The Company continuously monitors the market to determine its level of extraction and recovery of uranium in the future.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, marketable securities, and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is currently earned in United States dollars. See Note 2 for further information pertaining to the fair value of our marketable securities.
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. The Canadian dollar is the functional currency of the Company while the majority of the Company’s operating subsidiaries hold the U.S. dollar as their functional currency. Fluctuations in the Canadian dollar exchange rate in relation to the U.S. dollar can increase or decrease profit margins and cash flows to the extent costs are paid or assets and liabilities are held in U.S. dollars. The U.S. dollar is the Company’s financial reporting currency.
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$) exposures as of June 30, 2022 ($000):

Cash and cash equivalents	$789
Accounts payable and accrued liabilities	(153)
Total	$636
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2022 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in U.S. dollar / Cdn$	$8

Weakening net earnings	-1% change in U.S. dollar / Cdn$	$(8)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of June 30, 2022, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2021, or in this Form 10-Q for the three and six months ended June 30, 2022.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (5)
4.3	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (7)

10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated June 24, 2022, effective as of August 1, 2022 (13)
10.8	Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated July 11, 2022
10.9	Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated March 29, 2018 and effective October 1, 2017 (14)
10.10	October 2018 Amended and Restated Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2018 (15)
10.11	October 2019 Second Extension to Consulting Agreement between Energy Fuels Inc. and Liviakis Financial Communications, Inc. dated October 1, 2019 (16)
10.12
October 2020 Third Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc. ("Redwood"), including its assignment and assumption from Liviakis Financial Communications, Inc. to Redwood, entered into with Energy Fuels Inc. on October 1, 2020 (17)

10.13	October 2021 Fourth Extension to Consulting Agreement between Energy Fuels Inc. and Redwood Empire Financial Communications Inc., dated March 18, 2021 and effective as of October 1, 2021 (18)
10.14	Material Rights Purchase Agreement between G4 Esmeralda Ltda. and Energy Fuels Inc. dated May 19, 2022 (19)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(8)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(9)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(10)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on June 30, 2022.
(14)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on April 3, 2018.
(15)	Incorporated by reference to Exhibit 14.16 to Energy Fuels’ Form 10-Q filed with the SEC on November 5, 2018.
(16)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 17, 2020.
(17)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(18)	Incorporated by reference to Exhibit 10.11 to Energy Fuels’ Form 10-Q filed with the SEC on May 13, 2021.
(19)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on May 24, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: August 5, 2022	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: August 5, 2022	By:	/s/ David C. Frydenlund
David C. Frydenlund
Chief Financial Officer