Form 10-Q
period 2022-09-30
ENERGY FUELS INC
filed 2022-11-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of November 3, 2022, the registrant had 157,625,403 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, and other matters that may occur in the future, any expectation related to the newly established uranium reserve program for the United States (the “U.S. Uranium Reserve Program”) pursuant to the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the establishment of a strategic U.S. uranium reserve and was signed into law on December 27, 2020, any plans we may have with regard to REE production, any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics, any plans we may have to evaluate the ramp-up of production at any of our properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements and information as creating any legal rights, and that the statements and information are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements or information as a result of various factors. Such risks and uncertainties include global economic risks such as the occurrence of a pandemic, risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics, and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities, as well as risks related to the U.S. Uranium Reserve Program. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks (the “Risk Factor Summary”):
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
•risks associated with current federal, state and local administrations and changes thereto, including a lack of support of mining, uranium mining, nuclear energy or other aspects of our business, such as the new U.S. Uranium Reserve Program;
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
•failure to complete and integrate proposed acquisitions, or incorrect assessment of the value of completed acquisitions, including our proposed acquisition of mineral concessions in the State of Bahia, Brazil;
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
•political resistance to nuclear energy or uranium extraction or recovery;
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
•uranium industry competition, international trade restrictions and the impacts they have on world commodity prices of foreign state-subsidized production, and wars/conflicts influencing international demand and commercial relations;
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
•risks related to our ability to maintain our listings on the NYSE American and the Toronto Stock Exchange (“TSX”);
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
RE Carbonate	$1,673	$269	$2,122	$269
Vanadium concentrates	1,071	—	8,778	—
Alternate Feed Materials processing and other	189	446	1,437	1,255
Total revenues	2,933	715	12,337	1,524
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	1,091	278	1,313	278
Costs and expenses applicable to vanadium concentrates	438	—	3,769	—
Underutilized capacity production costs applicable to RE Carbonate	—	450	2,758	450
Total costs and expenses applicable to revenues	1,529	728	7,840	728
Other operating costs
Development, permitting and land holding	4,032	2,795	6,424	8,683
Standby costs	3,564	2,250	10,362	6,503
Accretion of asset retirement obligation	397	350	1,301	1,022
Selling, general and administration	7,075	2,973	16,994	10,158
Total operating loss	(13,664)	(8,381)	(30,584)	(25,570)

Other income (loss) (Note 11)	4,410	424	(11,459)	(4,088)
Net loss	(9,254)	(7,957)	(42,043)	(29,658)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(2,802)	714	(4,524)	170
Other comprehensive income	(2,802)	714	(4,524)	170
Comprehensive loss	$(12,056)	$(7,243)	$(46,567)	$(29,488)

Net loss attributable to:
Owners of the Company	$(9,167)	$(7,870)	$(41,950)	$(29,562)
Non-controlling interests	(87)	(87)	(93)	(96)
	$(9,254)	$(7,957)	$(42,043)	$(29,658)
Comprehensive loss attributable to:
Owners of the Company	$(11,969)	$(7,156)	$(46,474)	$(29,392)
Non-controlling interests	(87)	(87)	(93)	(96)
	$(12,056)	$(7,243)	$(46,567)	$(29,488)

Basic and diluted net loss per common share (Note 8)	$(0.06)	$(0.05)	$(0.27)	$(0.21)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$77,090	$112,517
Marketable securities (Notes 3 and 14)	11,625	494
Trade and other receivables, net of allowance for credit losses of $223 and $223, respectively	1,795	3,954
Inventories (Note 4)	27,331	30,772
Prepaid expenses and other assets	9,182	1,568
Total current assets	127,023	149,305
Other long-term receivables	1,517	—
Inventories (Note 4)	2,080	1,368
Operating lease right of use asset	175	408
Investments accounted for at fair value (Note 14)	22,865	38,538
Property, plant and equipment, net (Note 5)	20,899	21,983
Mineral properties (Note 5)	83,539	83,539
Restricted cash (Note 6)	20,986	20,305
Total assets	$279,084	$315,446

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 11)	$4,268	$5,764
Current portion of operating lease liability	202	324
Current portion of asset retirement obligation (Note 6)	219	27
Total current liabilities	4,689	6,115
Operating lease liability	—	145
Asset retirement obligation (Note 6)	14,531	13,660
Total liabilities	19,220	19,920
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 157,607,156 at September 30, 2022 and 156,262,199 at December 31, 2021	696,808	685,903
Accumulated deficit	(438,221)	(396,271)
Accumulated other comprehensive income	(2,581)	1,943
Total shareholders' equity	256,006	291,575
Non-controlling interests	3,858	3,951
Total equity	259,864	295,526
Total liabilities and equity	$279,084	$315,446

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive loss	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance at March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083
Net loss	—	—	(18,054)	—	(18,054)	(5)	(18,059)
Other comprehensive loss	—	—	—	(3,488)	(3,488)	—	(3,488)
Shares issued for cash by at-the-market offering	356,028	3,808	—	—	3,808	—	3,808
Share issuance cost	—	(86)	—	—	(86)	—	(86)
Share-based compensation	—	1,147	—	—	1,147	—	1,147
Shares issued for exercise of stock options	24,326	67	—	—	67	—	67
Shares issued for consulting services	5,183	55	—	—	55	—	55
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Balance at June 30, 2022	157,569,420	$695,404	$(429,054)	$221	$266,571	$3,945	$270,516
Net loss	—	—	(9,167)	—	(9,167)	(87)	(9,254)
Other comprehensive loss	—	—	—	(2,802)	(2,802)	—	(2,802)
Share-based compensation	—	1,283	—	—	1,283	—	1,283
Shares issued for exercise of stock options	28,781	77	—	—	77	—	77
Shares issued for consulting services	8,955	44	—	—	44	—	44
Balance at September 30, 2022	157,607,156	$696,808	$(438,221)	$(2,581)	$256,006	$3,858	$259,864

	Common Stock		Deficit	Accumulated other comprehensive income	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance at December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net loss	—	—	(10,908)	—	(10,908)	(2)	(10,910)
Other comprehensive loss	—	—	—	353	353	—	353
Shares issued for cash by at-the-market offering	5,534,166	30,603	—	—	30,603	—	30,603
Share issuance cost	—	(689)	—	—	(689)	—	(689)
Share-based compensation	—	697	—	—	697	—	697
Shares issued for exercise of stock options	278,111	666	—	—	666	—	666
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	190,405	1,105	—	—	1,105	—	1,105
Shares issued for consulting services	24,000	95	—	—	95	—	95
Balance at March 31, 2021	140,816,496	$581,135	$(408,720)	$2,661	$175,076	$3,731	$178,807
Net loss	—	—	(10,784)	—	(10,784)	(7)	(10,791)
Other comprehensive loss	—	—	—	(897)	(897)	—	(897)
Shares issued for cash by at-the-market offering	6,043,937	38,040	—	—	38,040	—	38,040
Share issuance cost	—	(855)	—	—	(855)	—	(855)
Share-based compensation	—	493	—	—	493	—	493
Shares issued for exercise of stock options	251,960	710	—	—	710	—	710
Shares issued for exercise of warrants	1,474,439	10,093	—	—	10,093	—	10,093
Shares issued for consulting services	8,369	50	—	—	50	—	50
Shares issued for exercise of stock appreciation rights	2,500	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(48)	—	—	(48)	—	(48)
Contributions attributable to non-controlling interest	—	—	—	—	—	229	229
Balance at June 30, 2021	148,597,701	$629,618	$(419,504)	$1,764	$211,878	$3,953	$215,831
Net loss	—	—	(7,870)	—	(7,870)	(87)	(7,957)
Other comprehensive loss	—	—	—	714	714	—	714
Shares issued for cash by at-the-market offering	3,451,860	25,599	—	—	25,599	—	25,599
Share issuance cost	—	(576)	—	—	(576)	—	(576)
Share-based compensation	—	512	—	—	512	—	512
Shares issued for exercise of stock options	85,521	255	—	—	255	—	255
Shares issued for exercise of warrants	2,351,179	15,405	—	—	15,405	—	15,405
Shares issued for consulting services	7,817	48	—	—	48	—	48
Balance at September 30, 2021	154,494,078	$670,861	$(427,374)	$2,478	$245,965	$3,866	$249,831

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine months ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss for the period	$(42,043)	$(29,658)
Items not involving cash:
Depletion, depreciation and amortization	2,529	2,363
Share-based compensation	3,292	1,702
Change in value of warrant liabilities	—	8,050
Accretion of asset retirement obligation	1,301	1,022
Unrealized foreign exchange (gain) loss	(2,284)	440
Revision and settlement of asset retirement obligation	(238)	(39)
Change in investments accounted for at fair value	13,716	—
Other non-cash expenses (income)	297	(3,017)
Changes in assets and liabilities
(Increase) decrease in inventories	2,729	(1,673)
(Increase) decrease in trade and other receivables	565	(61)
Increase in prepaid expenses and other assets	(7,614)	(678)
Decrease in accounts payable and accrued liabilities	(1,703)	(434)
Net cash used in operating activities	(29,453)	(21,983)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,237)	(953)
Purchases of marketable securities	(11,435)	—
Maturities and sales of marketable securities	—	2,554
Net cash (used in) provided by investing activities	(12,672)	1,601
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance cost	7,886	92,122
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(884)	(659)
Cash received from exercise of stock options	472	1,718
Cash received from exercise of warrants	—	6,627
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(11)	(48)
Cash received from non-controlling interest	—	229
Net cash provided by financing activities	7,463	99,989
Effect of exchange rate fluctuations on cash held in foreign currencies	(84)	(61)
Net change in cash, cash equivalents and restricted cash	(34,746)	79,546
Cash, cash equivalents and restricted cash, beginning of period	132,822	40,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$98,076	$120,531
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment	$(116)	$—

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “Energy Fuels”) are engaged in uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties. As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”), along with uranium at its White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties as market conditions warrant and at times from solutions in its Mill tailings impoundment system. The Mill is also currently ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is additionally evaluating the potential to recover radioisotopes from its existing process streams for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is quickly becoming a critical minerals hub for the United States (“U.S.”). Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs we are now producing are used for the manufacture of permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies. The very heart of our business – uranium and REE production and recycling – helps us play a big part in addressing global climate change and reducing air pollution, and the radioisotopes we are evaluating for recovery from our REE and uranium processing streams have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
The Company is a “development stage issuer,” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction on at least one material property.

2.    BASIS OF PRESENTATION
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in thousands of U.S. dollars, except for share and per share amounts.
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
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
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
Financial Instruments – Credit Losses

In March 2022, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures.” This ASU clarifies the recognition and measurement guidance for troubled debt restructurings for creditors under ASC 310-40 and requires enhanced disclosure about modifications of borrowings made to borrowers experiencing financial difficulty. It also requires the disclosure of current period write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20. The Company is currently evaluating the impact of this statement and plans to adopt this prospectively on its effective date of January 1, 2023.
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

3.    MARKETABLE SECURITIES
For marketable debt securities, we have elected the fair value option for which changes in fair value are recorded in Other Income (Loss) in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The fair value option was elected for these debt securities, as we may sell them prior to their stated maturities after consideration of our risks versus reward objectives, as well as our liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of September 30, 2022 are due in one to two years. No marketable debt securities were held as of December 31, 2021.
The following table summarizes our marketable securities by significant investment categories as of September 30, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$(181)	$—	$11,254
Marketable equity securities	756	(385)	—	371
Total marketable securities	$12,191	$(566)	$—	$11,625
(1) Marketable debt securities are comprised primarily of notes of U.S. government agency bonds.

The following table summarizes our marketable securities by significant investment categories as of December 31, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(262)	$—	$494

4.    INVENTORIES

	September 30, 2022	December 31, 2021
Concentrates and work-in-progress	$24,628	$27,619
Ore stockpiles	241	351
Raw materials and consumables	4,542	4,170
	$29,411	$32,140
Inventories
Current	$27,331	$30,772
Long term - raw materials and consumables	2,080	1,368
	$29,411	$32,140

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(19,712)	$9,498	$29,210	$(18,185)	$11,025
Alta Mesa	13,626	(5,678)	7,948	13,626	(4,996)	8,630
Equipment and other	16,524	(13,071)	3,453	15,079	(12,751)	2,328
Property, plant and equipment total	$59,360	$(38,461)	$20,899	$57,915	$(35,932)	$21,983

Depreciation expense totaled $0.85 million and $2.53 million, respectively, for the three and nine months ended September 30, 2022, compared to $0.80 million and $2.36 million, respectively, for the three and nine months ended September 30, 2021, which was recorded in Development, Permitting and Land Holding in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The following is a summary of mineral properties:

	September 30, 2022	December 31, 2021
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539
On May 19, 2022, the Company announced that it had entered into two purchase agreements to acquire a total of 17 mineral concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Under the terms of the purchase agreements, the Company has entered into mineral rights transfer agreements with the sellers to acquire the 17 mineral sand concessions. The transfers have been initiated and the transactions are expected to close in the fourth quarter of 2022 or first quarter of 2023 upon the approval from Brazilian governmental authorities.
The total purchase price under the purchase agreements is $27.50 million consisting of deposit payments of $5.50 million due upon reaching certain milestones stated within the purchase agreements, and $22.00 million due at closing with the completed transfer and assignment of the mineral rights.
As of September 30, 2022, the Company has made deposit payments totaling $5.50 million that will be attributable to the final purchase price under the purchase agreements, pending the close of the transactions. Additionally, direct deal costs of $1.00 million have been incurred related to such asset acquisitions. The purchase deposit payments and direct deal costs have been capitalized as Prepaid Expenses and Other Assets in the Condensed Consolidated Balance Sheet.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2022	December 31, 2021
Asset retirement obligation, beginning of period	$13,687	$13,038
Revision of estimate	(238)	(235)
Disposal of non-core obligations	—	(269)
Accretion of liabilities	1,301	1,284
Settlements	—	(131)
Asset retirement obligation, end of period	$14,750	$13,687
Asset retirement obligation:
Current	$219	$27
Non-current	14,531	13,660
Asset retirement obligation, end of period	$14,750	$13,687
The asset retirement obligations of the Company are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s best estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 9.50% to 11.67% and inflation rates ranging from 2.00% to 2.41%. The total undiscounted decommissioning liability at September 30, 2022 is $42.91 million (December 31, 2021 - $41.34 million).
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management (“BLM”) and U.S. Forest Service (“USFS”) for estimated reclamation costs associated with the Mill, Nichols Ranch, Alta Mesa and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 12 for a discussion of the Company’s surety bond commitments.
The following table summarizes the Company’s restricted cash:

	September 30, 2022	December 31, 2021
Restricted cash, beginning of period	$20,305	$20,817
Additional collateral posted	681	48
Refunds of collateral	—	(560)
Restricted cash, end of period	$20,986	$20,305

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
Issued capital stock
In the nine months ended September 30, 2022, the Company issued 0.77 million Common Shares under the Company’s ATM for net proceeds of $7.89 million after share issuance costs.

8.    BASIC AND DILUTED LOSS PER COMMON SHARE
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss attributable to owners of the Company	$(9,167)	$(7,870)	$(41,950)	$(29,562)
Basic and diluted weighted average common shares outstanding	157,590,318	149,792,788	157,242,332	143,912,182
Net loss per common share	$(0.06)	$(0.05)	$(0.27)	$(0.21)
For the nine months ended September 30, 2022, 4.03 million stock options, restricted stock units, stock appreciation rights, and warrants have been excluded from the calculation of diluted net loss per common share, as their effect would have been anti-dilutive (September 30, 2021 - 3.71 million).

9.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”). The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. At September 30, 2022, a total of 15,760,716 Common Shares were authorized for future equity incentive plan awards.
Employee Stock Options
The Company, under the Compensation Plan, may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the last trading day before the grant date and the five-day volume weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years. During the nine months ended September 30, 2022, the Company granted 0.11 million stock options under the Compensation Plan (September 30, 2021 - 0.17 million).
The fair value of the stock options granted under the Compensation Plan for the nine months ended September 30, 2022 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	2.37%
Expected life (in years)	3.18
Expected volatility(1)	73.14%
Expected dividend yield	—%
Weighted average grant date fair value	$4.98
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

The summary of the Company’s stock options at September 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 8.41	169,310	3.99
Exercised	1.70 - 7.42	(775,814)	2.95
Forfeited	1.76 - 5.91	(8,048)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	5.84 - 10.03	114,785	6.51
Exercised	1.70 - 5.46	(189,035)	2.49
Forfeited	3.06 - 10.03	(19,918)	5.87
Expired	2.35	(15,506)	2.35
Outstanding, September 30, 2022	$1.70 - $8.41	833,208	$3.30	2.07	$2,384
Exercisable, September 30, 2022	$1.70 - $7.14	695,323	$2.80	1.67	$2,307

The total intrinsic value of options exercised in the nine months ended September 30, 2022 was $1.28 million (September 30, 2021 – $2.12 million).
The summary of the Company’s non-vested stock options at September 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	403,990	$0.94
Granted	169,310	2.06
Vested	(351,934)	1.23
Forfeited	(8,049)	1.60
Non-vested, December 31, 2021	213,317	$1.34
Granted	114,785	4.98
Vested	(170,299)	1.15
Forfeited	(19,918)	4.58
Non-vested, September 30, 2022	137,885	$4.13

Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Holders of unvested RSUs do not have voting rights on those RSUs. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one Common Share of the Company for each RSU at no additional payment. During the nine months ended September 30, 2022, the Company’s Board of Directors issued 0.41 million RSUs under the Compensation Plan (September 30, 2021 - 0.44 million). The fair value of RSUs granted was determined at the date of grant based on the Company’s share price on the NYSE American.
The summary of the Company’s non-vested RSUs at September 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Non-vested, December 31, 2021	900,064	$2.94
Granted	411,467	6.52
Vested	(518,856)	2.93
Forfeited	(45,250)	5.40
Non-vested, September 30, 2022	747,425	$4.77

The total intrinsic value and fair value of RSUs that vested and were settled for equity in the nine months ended September 30, 2022 was $2.93 million (September 30, 2021 – $2.67 million).
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
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met prior to the nine months ended September 30, 2022.
During the nine months ended September 30, 2022, the Company’s Board of Directors issued 0.83 million SARs under the Compensation Plan (September 30, 2021 – nil). The fair value of the SARs granted during the nine months ended September 30, 2022 was estimated at the date of grant using a Monte Carlo simulation, with the following weighted average assumptions:

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
The summary of the Company’s SARs at September 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	1,720,623	$2.92
Exercised	(48,201)	2.92
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	833,315	6.47
Exercised	(6,730)	2.92
Forfeited	(46,239)	5.95
Outstanding, September 30, 2022	2,452,768	$4.07	2.29	$5,309
Exercisable, September 30, 2022	1,092,143	$2.92	1.31	$3,495

The summary of the Company’s non-vested SARs at September 30, 2022 and December 31, 2021, respectively, and the changes for the fiscal periods ending on those dates, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	1,720,623	$1.25
Vested	(1,147,074)	1.27
Non-vested, December 31, 2021	573,549	$1.19
Granted	833,315	3.99
Forfeited	(46,239)	4.13
Non-vested, September 30, 2022	1,360,625	$2.81
The components of share-based compensation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Recognized expense
Stock options	$98	$42	$239	$281
RSU awards(1)	618	409	1,589	1,162
SARs	566	62	1,463	260
Total recognized expense(2)	$1,282	$513	$3,291	$1,703
(1)The fair value of the RSUs granted under the Compensation Plan for the nine months ended September 30, 2022 and 2021 was estimated at the date of grant, using the stated market price on the NYSE American.

(2)Share-based compensation is recorded in Selling, General and Administration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
At September 30, 2022, there were $0.30 million, $1.53 million, and $1.68 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.34 years, 1.89 years, and 1.05 years, respectively.

10.    INCOME TAXES
For the three and nine months ended September 30, 2022, we recorded an income tax provision of $0 on a loss before taxes of $9.25 million and $42.04 million, respectively. For the three and nine months ended September 30, 2021, we recorded an income tax provision of $0 on a loss before taxes of $7.96 million and $29.66 million, respectively. The effective tax rate and the federal statutory rate were each 0% for the three and nine months ended September 30, 2022 and 2021 which was primarily a result of the full valuation allowance on net deferred tax assets.
As of September 30, 2022, we maintained a full valuation allowance against our net deferred tax assets. We continually review the adequacy of the valuation allowance and intend to continue maintaining a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should our assessment change in a future period, we may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Change in value of investments accounted for at fair value	$3,121	$1,294	$(13,716)	$2,315
Change in value of warrant liabilities	—	(1,000)	—	(8,050)
Foreign exchange gain (loss)	1,229	(536)	2,361	(216)
Other	60	666	(104)	1,863
Other income (loss)	$4,410	$424	$(11,459)	$(4,088)
The components of trade and other receivables are as follows:

	September 30, 2022	December 31, 2021
Trade receivables	$1,295	$1,858
Other	157	1,753
Notes receivable, net	343	343
	$1,795	$3,954
As of September 30, 2022, the Company has $1.67 million in current and long-term other receivables with $1.57 million due from Consolidated Uranium Inc. (“CUR”, f/k/a International Consolidated Uranium, Inc., TSX-V:CUR) pursuant to the terms of the asset purchase agreement related to the sale of certain non-core conventional uranium projects and resulting deferred cash payments, and pursuant to the terms of the ongoing operating agreement with CUR.

The components of accounts payable and accrued liabilities are as follows:

	September 30, 2022	December 31, 2021
Accounts payable	$2,626	$3,038
Payroll liabilities	617	1,988
Other accrued liabilities	1,025	738
	$4,268	$5,764

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
The UDEQ renewed in January 2018, then reissued with minor corrections in February 2018, the Mill’s radioactive materials license (the “Mill License”) for another ten years and the Groundwater Discharge Permit (the “GWDP”) for another five years, after which further applications for renewal of the Mill License and GWDP are required to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing Mill License and GWDP until such time as the renewed Mill License or GWDP is issued. Most recently, on July 15, 2022, the routine GWDP renewal application was submitted to UDEQ for consideration.
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
On August 26, 2021, the Ute Mountain Ute Tribe filed a Petition to Intervene and Petition for Review challenging the UDEQ’s approval of Amendment No. 10 to the Mill License, which expanded the list of Alternate Feed Materials that the Mill is authorized to accept and process for its source material content. Then, on November 18, 2021, the Tribe filed its Request for Appointment of an ALJ, followed shortly thereafter by a stay on the request in accordance with a Stipulation and Agreement between the Tribe, UDEQ and the Company. Discussions between the Company and the Tribe are ongoing in an effort to resolve the dispute and other outstanding matters without formal adjudication. However, the Company does not consider this action to have any merit. If the stay is lifted, an ALJ is appointed and the petition is successful, the likely outcome would be a requirement to modify or revoke the Mill License amendment. At this time, the Company does not believe any such modification or revocation would materially affect its financial position, results of operations or cash flows.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2022, the Company has $20.99 million posted as collateral against an undiscounted asset retirement obligation of $42.91 million (December 31, 2021 - $20.31 million posted as collateral against an undiscounted asset retirement obligation of $41.34 million).
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
United Nuclear contributed nil to the expenses of the Arkose Joint Venture based on the approved budget for the nine months ended September 30, 2022 (September 30, 2021 - $0.23 million).
On June 1, 2022, Uranerz renewed for a third year its Casper, Wyoming-based Office Lease Agreement with Metro, Inc. where Mr. Kirkwood acts as General Manager. Consistent with the prior year’s lease, the term is for a period of 12 months with rent in the amount of $15,000 paid in $1,250 monthly increments. The original Office Lease Agreement was entered into by the parties on June 1, 2020, for a period of 12 months, with rent paid in monthly increments of $1,000; an amendment effective October 1, 2020 increased the rent to $1,250 monthly for the remainder of the original lease term, for a total of $15,000 paid.
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. The Alta Mesa Properties are currently being maintained on care and maintenance to enable the Company to restart operations as market conditions warrant, and as such, no royalty payments were made during the nine months ended September 30, 2022 or 2021. The Company makes surface use payments on an annual basis to Mr. Eshleman and his immediate family members and has accrued $0.33 million as of September 30, 2022 (December 31, 2021 - nil).
On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. The Company earned approximately $0.45 million during the nine months ended September 30, 2022, with approximately $0.08 million due from CUR at September 30, 2022. The Company provided no services to CUR under the toll milling agreement during the nine months ended September 30, 2022.

14.    FAIR VALUE ACCOUNTING
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As of September 30, 2022 and December 31, 2021, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

September 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$30,137	$—	$30,137
Investments accounted for at fair value	22,618	247	—	22,865
Marketable equity securities	329	42	—	371
Marketable debt securities	—	11,254	—	11,254
	$22,947	$41,680	$—	$64,627
(1) Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds, purchased within three months of their maturity date.

December 31, 2021	Level 1	Level 2	Level 3	Total
Investments at fair value	37,407	1,131	—	38,538
Marketable equity securities	494	—	—	494
	$37,901	$1,131	$—	$39,032
The Company’s investments in marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy. Level 1 marketable equity securities use quoted prices for identical assets in active markets, while Level 2 marketable equity securities utilize inputs based upon quoted prices for similar instruments in active markets. The Company's investments in marketable debt securities are valued using quoted prices of a pricing service and as such are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.
Investments accounted for at fair value include the Company’s 14.8% investment in Virginia Energy Resources Inc. and its 17.6% investment in CUR. These investments provide the Company with the ability to have significant influence, but not control, over their operations. These investments were valued at $22.87 million as of September 30, 2022 (December 31, 2021- $38.54 million). During the nine months ended September 30, 2022, the Company recognized a loss of $13.72 million related to these investments in Other Income (Loss) in the Condensed Consolidated Statement of Operations and Comprehensive Loss (September 30, 2021- gain of $2.32 million). The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine-month period ended September 30, 2022 (the “Quarter”), and the related notes thereto, which have been prepared in accordance with U.S. GAAP. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See section heading “Cautionary Statement Regarding Forward-Looking Statements,” above.
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

Overview
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, rare earth elements (“REEs”) and vanadium.
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
Our natural uranium concentrate is produced from multiple sources:
•Conventional recovery operations at the White Mesa Mill (the “White Mesa Mill” or “Mill”), including:
◦Processing ore from uranium mines; and
◦Recycling of Alternate Feed Materials, which are uranium-bearing materials that are not derived from conventional ore; and
•In Situ Recovery (“ISR”) operations.
The Company is also currently producing an intermediate REE product called mixed RE Carbonate. In 2020, the Company began evaluating the potential to recover REEs at the Mill. By October 2020, the Company had produced a mixed RE Carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, for the recovery of uranium and production of a commercially salable mixed RE Carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed RE Carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of RE Carbonate to a separation facility in Europe, which is the next step in producing usable REE products. Most recently, on May 19, 2022, the Company announced it had entered into binding mineral rights transfer agreements to acquire 17 mineral sand concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). The transactions are expected to close in the fourth quarter of 2022 or first quarter of 2023 upon the approval from Brazilian governmental authorities. Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that will feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. The mineral transfers have been initiated and the transactions are expected to close in late 2022 or early 2023 upon the approval of the Brazilian governmental authorities reviewing the pending transfers (see “Update on Rare Earth Element Initiative,” below).

The Company is also in discussions with other entities around the world to acquire additional supplies of natural monazite sands and has worked with U.S. government agencies and national laboratories on various REE initiatives, including having completed work with the U.S. Department of Energy (“DOE”) to evaluate the potential to process other types of REE- and uranium-bearing ores at the Mill from coal-based resources. The Company is currently evaluating the potential to perform REE separation and other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S., and is actively pursuing federal grants to help fund such efforts.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved uranium and vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the nine months ended September 30, 2022, Mill activities focused primarily on processing monazite sands for the recovery of uranium and production of RE Carbonate. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
The Company continues to pursue additional sources of feed materials for the Mill. For example, a significant opportunity exists for the Company to potentially participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance, and is uniquely positioned in this region, to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailings management system. There are no other existing facilities in the U.S. capable of providing this service. In addition, as previously announced, beginning in the second quarter of 2019 and continuing through the second quarter of 2022, the Company received shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly clean up projects similar to those requiring cleanup on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project and Alta Mesa Project, both of which are on standby at current uranium prices.
While the current spot price of uranium has not supported production for many global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent months to levels that we believe could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. To date, the Company has entered into three long-term contracts with U.S. nuclear utilities with deliveries occurring from 2023 to

2030 at supportive pricing and other terms. The Company also submitted bids to sell uranium to the new U.S. Uranium Reserve Program, which if accepted, could result in sales in 2022. In anticipation of potential price recoveries and additional contracts, we continue to maintain and advance our resource portfolio. We stand ready to: resume wellfield construction and resume production at our Nichols Ranch Project; resume wellfield construction, perform plant upgrades, conduct exploration, and resume production at our Alta Mesa facility; and mine and process resources from our Pinyon Plain Project, La Sal Project and/or Whirlwind Project. We believe we can bring this new production to the market within approximately six to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda, Henry Mountains and/or Sheep Mountain.
COVID-19
The Company continues to respond to the effects of the global coronavirus (“COVID-19”) pandemic on the Company’s business objectives, projections and workforce. To date, although the Company has made operational adjustments since the onset of the pandemic to ensure its workforce remains protected, the Company has not been required to shut down any operations as a result of COVID-19. None of these operational adjustments have been material to the Company. The Company has evaluated any potential future shutdown of Company production facilities as a result of COVID-19 and has determined that any such shutdown could be accommodated by the Company in a manner consistent with a typical shutdown of Company production facilities as a result of depressed commodity prices. Management believes the Company is well-capitalized and will be able to withstand facility shutdowns or depressed share prices as a result of COVID-19 for at least the next twelve months.
Update on Rare Earth Element Initiative
As previously disclosed, during the three months ended March 31, 2022, the Company began commercial-scale partial separation of lanthanum (La) and cerium (Ce) on a small scale from its RE Carbonate, resulting in a higher-value carbonate (“Partially Separated RE Carbonate”) using an existing solvent extraction circuit at the Mill, which represents the first commercial level REE separation to occur in the U.S. in many years. The Partially Separated RE Carbonate, which is now our salable product, is an even more advanced RE Carbonate than was produced in 2021, as it contains a higher concentration of the valuable NdPr (“High Value TREO”). Then, on April 13, 2022, the Company announced that it had hired Carester SAS to support these REE separation initiatives, including more detailed scoping, cost estimation, permitting support, technical support, and design for commercial “light” REE separation infrastructure at the Mill.
On May 19, 2022, as discussed above, the Company announced it had entered into binding agreements to acquire the Bahia Project in Brazil for a total consideration of $27.50 million in cash, with $5.50 million due at signing and on completion of other benchmarks during a 90-day due diligence period and the remaining $22.00 million due at closing. Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that can feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. The Bahia Project is a well-known heavy mineral sand (“HMS”) deposit with over 3,300 historical vertical exploration auger holes drilled to date, indicating significant concentrations of titanium (ilmenite and rutile), zirconium (zircon), and REEs (monazite). Importantly, the mineralization is at or near the surface, so the material is expected to be relatively easy to recover using standard, low-cost sand mining techniques, including the use of front-end loaders, excavators and/or dredges. The Company is primarily interested in the monazite, which contains both REEs and uranium. Preliminary assay data indicates the monazite sand contained in the HMS concentrate ranges between 0.62% and 12.82%, and the uranium contained in the monazite is expected to be comparable to typical Colorado Plateau uranium deposits. Under the terms of the purchase agreements, the Company has entered into mineral rights transfer agreements with the sellers to acquire the 17 mineral sand concessions. The mineral transfers were initiated in mid-October 2022 and all other steps required by the parties to close have been taken at this time. The transactions are now expected to close in the fourth quarter of 2022 or first quarter of 2023 upon approval from the Brazilian governmental authorities. Upon acquisition, the Company plans to conduct an extensive exploration program to better define the HMS and monazite resource, including comprehensive sonic drilling and geophysical mapping, with the intent to undertake an Initial Assessment under SK-1300 (U.S.) and a Preliminary Economic Assessment under NI 43-101 (Canada) in 2023. Subject to closing, the acquisition of the Bahia Project is expected to be a significant step in Energy Fuels’ development as a major global REE producer based in the U.S.
Known Trends or Uncertainties
The Company has faced depressed uranium and vanadium prices in previous years, which have resulted in the Company having negative cash flows and net losses in previous years. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) the recently implemented U.S. Uranium Reserve Program, which could result in improved uranium sales prices; and (iii) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices fell during the Quarter. The uranium spot price began the Quarter at $50.50 per pound on June 30, 2022 and dropped 4% to $48.25 per pound by September 30, 2022. During the Quarter, the uranium spot price hit a high of $52.00 per pound during the week of September 2, 2022 and a low of $45.75 per pound during the week of July 15, 2022. TradeTech price data indicates that long-term U3O8 prices were flat during the Quarter at $53.00 per pound. On October 28, 2022, TradeTech reported a spot price of $52.50 per pound and a long-term price of $53.00 per pound U3O8.
The following important developments occurred during the Quarter:
–Japanese Prime Minister Fumio Kishida asked for up to nine of the nation’s nuclear reactors to be ready for operation before winter to prepare for a possible power shortage, representing approximately 10% of Japan’s electricity demand (TradeTech, NMR, July 15, 2022).
–In July 2022, the UK government approved the development of the 3,200 MW Sizewell C nuclear power plant project, which is expected to be funded primarily by Electricite de France (EDF) (TradeTech, NMR, July 22, 2022).
–Term offers were due on August 1, 2022 for the DOE’s National Nuclear Security Administration’s (“NNSA”) U.S. Uranium Reserve Program. The NNSA is seeking up to one million pounds of U3O8, with individual awards ranging from 100,000 pounds to 500,000 pounds (TradeTech, NMR, July 29, 2022).
–The Inflation Reduction Act (“IRA”) became law in the U.S. after passing in both houses of Congress and signing by President Joe Biden, providing significant support for nuclear power in the U.S. The IRA creates a new tax credit for electricity produced by existing nuclear power plants for 2024 through 2032, along with a technology-neutral tax credit for all new clean electricity technologies, including advanced nuclear, placed into service in 2025 and later (TradeTech, NMR, August 12, 2022).
–Japanese Government Officials met on August 24, 2022 to discuss a “green transformation,” which will feature nuclear energy to meet climate goals. The plan includes the potential to restart up to 17 nuclear power plants beginning in the summer of 2023 (TradeTech, NMR, August 26, 2022).
–Nuclear power has been included in South Korea’s “green taxonomy,” reversing prior policy. This is a list of economic activities considered environmentally sustainable, making funding for nuclear reactors easier to achieve (TradeTech, NMR, September 23, 2022).
–Germany announced that one of its remaining nuclear reactors is expected to operate through March 2023, in line with the government’s plan to keep two of its three remaining reactors operational and in service longer than expected due to the European energy crisis (September 30, 2022).
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders, and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to transportation issues, trade issues, the life of a given uranium mine, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, and the market activity of state-owned uranium and nuclear companies.
During the second quarter 2022, as a result of these factors, the Company successfully entered into three long-term uranium purchase and sale agreements with major U.S. utilities with satisfactory pricing and terms. No additional new uranium agreements were entered into during the Quarter. However, the Company continues to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs, and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company is also continuing to evaluate its ramp-up back into production at certain of its conventional mines in anticipation of its fulfillment obligations, as well as the timing and method for the purchase and disposition of its existing uranium inventories, including selling into the spot market, selling to the U.S. Uranium Reserve Program, or as a part of one or more term contracts.
Rare Earth Market Update

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies. Monazite, the source of REEs currently produced by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood MacKenzie (formerly, Roskill), most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average about 55% TREO and 0.20% uranium, which is the typical grade of uranium found in many uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the neodymium and praseodymium (“NdPr”) comprise approximately 22% of the TREO. NdPr are among the most valuable of the REEs, as they are the key ingredient in the manufacture of high-strength permanent magnets which are essential to the lightweight and powerful motors required in electric vehicles (“EVs”) and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies. Monazite also contains higher concentrations of “heavy” rare earths, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
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
To date in 2022, the Mill has produced an RE Carbonate, substantially all of which has been sold to Neo Performance Materials (“Neo”). The Mill is evaluating the potential to perform SX REE separation, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value the Company expects to generate in the short- to medium-term will come from NdPr, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr O 25%; Nd O 75%) mid-point prices in China dropped approximately 28% during the Quarter from ¥933 RMB/kg (about $139/kg) to ¥670 RMB/kg (about $94/kg). The price for NdPr Oxide at November 2, 2022 was ¥650 RMB/kg (about $89/kg). The Ce Oxide (99.9%) mid-point prices in China dropped approximately 10% during the Quarter from ¥8.15 RMB/kg (about $1.22/kg) to ¥7.35 RMB/kg (about $1.03/kg). The price for Ce Oxide at November 2, 2022 was ¥7.25 (Asian Metal). The La Oxide (99.9%) mid-point prices in China price dropped approximately 7% during the Quarter from ¥7.65 RMB/kg (about $1.14/kg) to ¥7.10 RMB/kg (about $0.99/kg). The price for La Oxide at November 2, 2022 was ¥7.05/kg (Asian Metal). The Dy Oxide (99.5%) mid-point prices in China dropped approximately 8% during the Quarter from ¥2,490 RMB/kg (about $372/kg) to ¥2,290 RMB/kg (about $320/kg). The price for Dy Oxide at November 2, 2022 was ¥2,280/kg (Asian Metal). The Tb Oxide (99.99%) mid-point prices in China dropped approximately 9% during the Quarter from ¥14,200 RMB/kg (about $2,121/kg) to ¥12,900 RMB/kg (about $1,803/kg). The price for Tb Oxide at November 2, 2022 was ¥13,300/kg (Asian Metal).
The REE market is dominated by China, which produces 83% of refined REE products with other Asia Pacific operations providing an additional 15%. According to Wood MacKenzie (formerly Roskill), “Prices for rare earths in the years to come will follow different trajectories based on their involvement with the magnet industry.” Wood MacKenzie forecasts that prices for magnet elements, including neodymium (Nd) and praseodymium (Pr), will remain elevated through 2050, supporting new primary and secondary supply. Prices for elements used as additives or fillers in magnets, namely terbium (Tb) and dysprosium (Dy), will see “short-term price support followed by a steady decline as supply availability improves.” Prices for other non-

magnet elements, including cerium (Ce) and lanthanum (La), will remain stable at roughly the cost of production. Adamas Intelligence projects global demand for magnet REE oxides to increase by five-fold between 2020 and 2030.
Vanadium Market Update
During the Quarter, the mid-point price of vanadium in Europe dropped 13%, beginning the Quarter at $9.15 per pound V2O5 as of June 30, 2022 and ending the Quarter at $8.00 per pound V2O5 as of September 30, 2022. The price of vanadium was at its high of $9.15 per pound V2O5 at the beginning of the Quarter. The price of vanadium was at its low of $8.00 per pound V2O5 between July 22, 2022 and August 18, 2022, and at the end of the Quarter. As of November 2, 2022, the current price of vanadium is $7.80 V2O5.
According to Fastmarkets, “[b]uying interest from ferro-vanadium’s traditional end users in the European steel sector remained weak…” Ferro-alloys activity improves slightly in Europe; Russian material faces ban (September 23, 2022). However, “recent news about Brazil’s vanadium producer Largo was likely to have supported buying interest.” (Ibid.) “Largo is targeting investors willing to trade physical vanadium, thereby gaining exposure to a key component of vanadium redox flow batteries – a developing alternative to lithium-ion batteries. (Ibid.) Also, “[o]n September 19, 2022, the Responsible Minerals Initiative (RMI), an international body that certifies conflict-free materials, suspended Russian companies, because of Russia’s unprovoked invasion of Ukraine.” (Ibid.) This means that “Russian materials cannot be deemed conflict-free …”, “mak[ing] it difficult to use Russian raw materials in the supply chain in the future.” (Ibid.)
Operations Update and Outlook for the Period Ending September 30, 2022
Overview
The Company continues to believe that uranium supply and demand fundamentals point to higher sustained uranium prices in the future. In addition, Russia’s recent invasion of Ukraine and the recent entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers like Energy Fuels to ensure security of supply and more certain pricing. Having recently secured three long-term uranium contracts with major U.S. utilities, the Company is beginning to perform the work needed to recommence production at one or more of its mines and ISR facilities, starting as soon as 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements. To that end, the Company purchased an additional 68,552 pounds of U. S. origin U3O8 on the spot market in October 2022. The Company continues to evaluate selling a portion of its inventories on the spot market in response to future upside price volatility, into the newly created U.S. Uranium Reserve Program, or for delivery into additional long-term supply contracts if procured. During the first half of 2022, the Company also sold a portion of its vanadium inventory into then strengthening markets.
The Company will also continue to seek new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices. The Company is also seeking new sources of natural monazite sands (in addition to the pending acquisition of the Bahia Project) for its emerging REE business, is evaluating the potential to recover radioisotopes for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including the new U.S. Uranium Reserve Program and other efforts to restore domestic nuclear fuel capabilities.
We continue to evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Extraction and Recovery Activities Overview
During 2022, the Company plans to recover 130,000 to 140,000 pounds of uranium, which is an increase over our previous guidance of 100,000 to 120,000 pounds of uranium in 2022. This increased uranium production in 2022, combined with other factors, has resulted in a delayed start of our second REE processing campaign in 2022, which is now expected to commence in November 2022 and carry over into Q1 2023. As a result, the Company now expects to produce approximately 205 tonnes of Partially Separated RE Carbonate in 2022 containing approximately 95 tonnes of High Value TREO, with the remaining production from the second 2022 REE processing campaign of approximately 410 tonnes of Partially Separated RE Carbonate containing approximately 200 tonnes of High Value TREO being packaged in and attributable to Q1 2023. The total expected production from this second 2022 campaign plus production to date in 2022 is equivalent to approximately 831 tons of non-separated RE Carbonate containing approximately 400 tonnes of non-separated TREO, which falls within our 2022 guidance of 650-1,000 tons of non-separated RE Carbonate containing 300-650 tonnes of non-separated TREO, although a portion of that total expected production will carry over into 2023.

No vanadium production is currently planned during 2022, though the Company sold some of its existing vanadium inventory into recent strong markets and is evaluating the potential to recommence vanadium production in 2023 or later years as market conditions may warrant for future sale and to replace sold inventory.
The Company secured three new long-term sales contracts with U.S. nuclear utilities in May 2022 and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s ongoing invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. Therefore, existing inventories may increase from 760,000 pounds of U3O8 (692,000 pounds as of September 30, 2022 plus 68,552 pounds acquired after quarter end) to 890,000 to 900,000 pounds of U3O8 at year-end 2022 or may increase to a lesser extent, or be reduced, in the event the Company sells a portion of its inventory on the spot market, to the U.S. Uranium Reserve Program, or pursuant to term contracts in 2022.
ISR Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2022 from Nichols Ranch. Until such time when market conditions improve sufficiently, suitable term sales contracts can be procured, or the U.S. Uranium Reserve Program is expanded, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company expects to continue to keep the Alta Mesa Project on standby until such time that market conditions improve sufficiently, suitable term sales contracts can be procured, or the U.S. Uranium Reserve Program is expanded.
Conventional Activities
Conventional Extraction and Recovery Activities
During the nine months ended September 30, 2022, the Mill did not package any material quantities of U3O8, focusing instead on developing its REE recovery business. During the nine months ended September 30, 2022, the Mill produced approximately 205 tonnes of Partially Separated RE Carbonate, containing approximately 95 tonnes of High Value TREO. The Mill recovered small quantities of uranium during the Quarter, which were retained in circuit. During 2022, the Company expects to recover 130,000 to 140,000 pounds of uranium at the Mill as finished product. The Company expects to recover approximately 205 tonnes of Partially Separated RE Carbonate (equivalent to approximately 277 tonnes of non-separated RE Carbonate) containing approximately 95 tonnes of High Value TREO (equivalent to approximately 128 tonnes of non-separated TREO) at the Mill during 2022. The Company expects to sell all or a portion of its mixed RE Carbonate to Neo or other global separation facilities and/or to stockpile it for future production of separated REE oxides at the Mill or elsewhere. The Company is in advanced discussions with several sources of natural monazite sands (in addition to the Bahia Project) to secure additional supplies of monazite sands, which if successful, would be expected to allow the Company to increase RE Carbonate production.
In addition to its 760,000 pounds of finished uranium inventories currently located at North American conversion facilities and at the Mill (692,000 pounds as of September 30, 2022 plus 68,552 pounds acquired after quarter end) and the 130,000 to 140,000 pounds of U3O8 expected to be produced in 2022, the Company has approximately 170,000 pounds of U3O8 contained in stockpiled Alternate Feed Materials (after taking into account fourth quarter production) and other ore inventory at the Mill that can be recovered relatively quickly in the future, as general market conditions may warrant (totaling about 1,060,000 to 1,070,000 pounds of U3O8 of total uranium inventory). The Company is also seeking to acquire additional ore inventory from third party mine cleanup activities that can be recovered relatively quickly in the future.
The Company currently holds 987,000 pounds of V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
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
Conventional Standby, Permitting and Evaluation Activities
During the nine months ended September 30, 2022, standby and environmental compliance activities continued at the fully permitted and substantially developed Pinyon Plain Project (uranium and, potentially, copper) and the fully permitted and developed La Sal Complex (uranium and vanadium). The Company increased its number of employees, and continued carrying out engineering, procurement and construction management activities, at its Pinyon Plain Project during the Quarter. The timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on sustained improvements in general market conditions, procurement of suitable sales contracts and/or the expansion of the U.S. Uranium Reserve Program.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its conventional projects, including the Whirlwind Project, which is now in the process of recommencing mining operations, and the Sheep Mountain project. In addition, the Company will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Uranium Sales
During the three months ended September 30, 2022, the Company did not enter into any new uranium sales contracts, having recently entered into three uranium sale and purchase agreements with major U.S. utilities in May 2022, constituting its first new long-term supply contracts since 2018. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts. The Company submitted an offer to sell a portion of its inventories currently located at the ConverDyn conversion facility to the DOE’s newly created U.S. Uranium Reserve Program. The Company expects the DOE to issue the awards by mid-November, with deliveries expected to occur by the end of 2022 or early 2023. Thus, if the offer is accepted, the Company may complete some sales of uranium during 2022.
Vanadium Sales
As a result of strengthening vanadium markets, during the nine months ended September 30, 2022, the Company sold approximately 642,000 pounds of the Company’s existing inventory of V2O5 (as ferrovanadium (“FeV”)) at a net weighted average price of $13.69 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The Company may also retain vanadium product in inventory for future sale, depending on vanadium spot prices and general market conditions.
RE Carbonate Sales
The Company commenced its ramp-up to commercial production of a mixed RE Carbonate in March 2021 and has shipped all of its RE Carbonate produced to-date to Neo’s REE separation plant, Silmet, where it is currently being fed into their separation process. All RE Carbonate produced at the Mill in 2022 is expected to be sold to Neo for separation at Silmet. Until such time as the Company expects to permit and construct its own separation circuits at the Mill, production in future years is expected to be sold to Neo for separation at Silmet and, potentially, to other REE separation facilities outside of the U.S. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere. During the quarter ended September 30, 2022, the Company sold approximately 89,000 kilograms of TREO at an average price of $25.03 per kilogram of TREO.
While the Company continues to ramp up its mixed RE Carbonate production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. However, even at the current throughput rates, the Company is recovering most of its direct costs of this growing initiative, with the other costs associated with ramping up production, process enhancements and evaluating future separation capabilities at the Mill being expensed as underutilized capacity production costs applicable to RE Carbonate and development expenditures. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which are valuable for current and future mixed RE Carbonate production and expected future production of separated REE oxides and other advanced REE materials at the Mill.

The Company continues to make excellent progress toward installing full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company plans to initially install a “light” REE separation circuit within the existing Mill facilities in the next 12-18 months with the expected ability to produce between 2,500 – 5,000 tonnes TREO (500 – 1,000 tonnes NdPr oxide or oxalates) per year, subject to receipt of sufficient monazite feed. As this circuit would be constructed within existing Mill facilities, the capital expenditures are expected to be low. The Company is also proceeding with the design, engineering and permitting of a separate crack and leach circuit and a second larger “light” and “heavy” separations circuit with capacity in the order of 10,000 – 15,000 tonnes TREO per year to provide additional REE processing capacity at the Mill in the coming years.
The Company also continues to pursue new sources of revenue, including additional Alternate Feed Materials and other sources of feed for the Mill.
Continued Efforts to Minimize Costs
Although the Company is pursuing two exciting new initiatives - its REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium lines of business, which will likely require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower, and properties.

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
RE Carbonate	$1,673	$269	$2,122	$269
Vanadium concentrates	1,071	—	8,778	—
Alternate Feed Materials processing and other	189	446	1,437	1,255
Total revenues	2,933	715	12,337	1,524
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	1,091	278	1,313	278
Costs and expenses applicable to vanadium concentrates	438	—	3,769	—
Underutilized capacity production costs applicable to RE Carbonate	—	450	2,758	450
Total costs and expenses applicable to revenues	1,529	728	7,840	728
Gross margin	1,404	(13)	4,497	796

Other operating costs and expenses
Development, permitting and land holding	4,032	2,795	6,424	8,683
Standby costs	3,564	2,250	10,362	6,503
Accretion of asset retirement obligation	397	350	1,301	1,022
Total other operating costs and expenses	7,993	5,395	18,087	16,208

Selling, general and administration
Selling, general and administration	5,793	2,460	13,703	8,455
Share-based compensation	1,282	513	3,291	1,703
Total selling, general and administration	7,075	2,973	16,994	10,158

Total operating loss	(13,664)	(8,381)	(30,584)	(25,570)
Other income (loss)	4,410	424	(11,459)	(4,088)
Net loss	$(9,254)	$(7,957)	$(42,043)	$(29,658)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.27)	$(0.21)

Revenues
Previously, the Company’s revenues from uranium were based on delivery schedules under long-term contracts, which could vary from quarter to quarter. During the second quarter the Company entered into three new long-term Uranium sales contracts. Future sales of uranium may be subject to sale in the spot market if not covered by these new contracts, the Company is unable to agree to terms for additional long-term sales contracts or, potentially, pursuant to direct government purchases under the newly established U.S. Uranium Reserve Program. The Company continues to sell vanadium recovered from Pond Return at the Mill under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all V2O5 produced by the Company.
Revenues for the three months ended September 30, 2022 and 2021 totaled $2.93 million and $0.72 million, respectively, which were primarily related to increased shipments of vanadium concentrates and RE Carbonate.
Revenues for the nine months ended September 30, 2022 and 2021 totaled $12.34 million and $1.52 million, respectively, which were likewise primarily related to a significant increase in shipments of vanadium concentrates and RE Carbonate, as well as fees for mineralized material received from clean-up of a third-party uranium mine. Revenues have increased year-to-

date as a result of higher shipments of V2O5 for processing and sale as FeV, as well as the increased production of approximately 205 tonnes of mixed Partially Separated RE Carbonate, containing approximately 95 tonnes of High Value TREO.
Costs and Expenses Applicable to Revenues
Uranium, Vanadium, and RE Carbonate recovered and costs and expenses applicable to revenue
During the three months ended September 30, 2022 and 2021 the Company did not recover any material quantity of pounds of U3O8 or V2O5 at the White Mesa Mill.
Costs and expenses applicable to revenue for the three months ended September 30, 2022 totaled $1.09 million related to sales of approximately 72 tonnes of TREO, $0.44 million related to sales of approximately 44,000 pounds of vanadium as FeV and $— million related to underutilized capacity production costs applicable to RE Carbonate processing.
During the nine months ended September 30, 2022 and 2021, the Company likewise did not recover any material quantity of pounds of U3O8 or V2O5 at the White Mesa Mill.
Costs and expenses applicable to revenue for the nine months ended September 30, 2022 totaled $1.31 million related to sales of approximately 91 tonnes of TREO, $3.77 million related to sales of approximately 419,000 pounds of vanadium as FeV and $2.76 million related to underutilized capacity production costs applicable to RE Carbonate processing.
During the nine months ended September 30, 2022, the Company began its RE Carbonate production run, and recovered approximately 205 tonnes of mixed Partially Separated RE Carbonate, containing approximately 95 tonnes of High Value TREO. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates. The Company has been very pleased with the resulting product it is shipping to Silmet and has continued to improve the quality of this RE Carbonate product during the Quarter. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. The Company is in advanced discussions with several monazite suppliers to secure additional supplies of monazite sands, and once secured, we expect these additional supplies will result in sufficient throughput to reduce underutilized capacity production costs and allow the Company to realize its expected margins on a continuous basis.
Other Operating Costs and Expenses
Development, permitting and land holding
For the three months ended September 30, 2022, the Company spent $4.03 million for the future development of the Company’s properties, primarily related to land holding expenses, compared to $2.80 million for the three months ended September 30, 2021, which were primarily incurred for the first-time development and ramp-up of the RE Carbonate production program at the Mill.
For the nine months ended September 30, 2022, the Company spent $6.42 million for the future development of the Company’s properties, primarily related to land holding expenses, compared to $8.68 million for the nine months ended September 30, 2021, which were primarily incurred for the first-time development and ramp-up of the RE Carbonate production program at the Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these amounts, in part due to the fact that the Company does not have Proven Mineral Reserves or Probable Mineral Reserves at any of the Company’s projects under S-K 1300 or NI 43-101 other than at the Sheep Mountain Project.
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
For the three months ended September 30, 2022, standby costs totaled $3.56 million, compared with $2.25 million in the prior year. The increase is primarily related to expenses incurred after the completion of RE Carbonate recovery at the end of the second quarter.
For the nine months ended September 30, 2022, standby costs totaled $10.36 million, compared with $6.50 million in the prior year. The increase is primarily related to expenses incurred while the Mill was operating at lower levels of RE Carbonate recovery.
Accretion

Accretion related to the asset retirement obligation for the Company’s properties increased slightly for the three months ended September 30, 2022 to $0.40 million compared with the prior year of $0.35 million. For the nine months ended September 30, 2022, accretion increased to $1.30 million compared with the prior year of $1.02 million.
Selling, general and administrative
Selling, general and administrative expenses consist primarily of payroll and related expenses for personnel, contract and professional services, marketing costs, share-based compensation expense and other general overhead expenditures. Selling, general and administrative expenses totaled $5.79 million and $13.70 million, respectively, for the three and nine months ended September 30, 2022, compared to $2.46 million and $8.46 million, respectively, for the three and nine months ended September 30, 2021. The increase is primarily related to professional service fees as well as salaries and benefits in connection with additional headcount incurred associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our Uranium and REE operations.
Share-based compensation expense totaled $1.28 million and $3.29 million, respectively, for the three and nine months ended September 30, 2022, compared to $0.51 million and $1.70 million, respectively, for the three and nine months ended September 30, 2021. The increase is due to Board approved annual 2022 grant of awards coupled with a higher grant date fair value.
Other Income (Loss)
For the three months ended September 30, 2022, other income (loss) was $4.41 million income, net. These amounts consist of a mark-to-market gain on investments accounted for at fair value of $3.12 million, gain on foreign exchange of $1.23 million and other income of $0.06 million.
For the three months ended September 30, 2021, other income (loss) was $0.42 million income, net. These amounts consist of a $1.29 million mark-to-market gain on investments accounted for at fair value and other income of $0.67 million, partially offset by a mark-to-market loss on the increase in fair value of warrant liabilities of $1.00 million and a loss on foreign exchange of $0.54 million.
For the nine months ended September 30, 2022, other income (loss) was $11.46 million loss, net. These amounts consist of a mark-to-market loss on investments accounted for at fair value of $13.72 million and other loss of $0.10 million, partially offset by a gain on foreign exchange of $2.36 million.
For the nine months ended September 30, 2021, other income (loss) was $4.09 million loss, net. These amounts primarily consist of a mark-to-market loss on the increase in fair value of warrant liabilities of $8.05 million and a loss on foreign exchange of $0.22 million, partially offset by a $2.32 million mark-to-market gain on investments accounted for at fair value and other income of $1.86 million.
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
Working capital at September 30, 2022 and future requirements for funds
At September 30, 2022, the Company had working capital of $122.33 million, including $77.09 million in cash and cash equivalents, $11.63 million of marketable securities, approximately 692,000 pounds of uranium finished goods inventory and approximately 987,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and cash flows
Nine Months Ended September 30, 2022
Cash, cash equivalents and restricted cash were $98.08 million at September 30, 2022, compared to $132.82 million at December 31, 2021. The decrease of $34.75 million was due primarily to cash used in operating activities of $29.45 million, cash used in investing activities of $12.67 million and the impact of foreign exchange rate fluctuations on cash held in foreign currencies of $0.08 million, partially offset by cash provided by financing activities of $7.46 million.
Net cash used in operating activities of $29.45 million is comprised of the net loss of $42.04 million for the period adjusted for non-cash items and for changes in working capital items. Significant items not involving cash were $2.53 million of depreciation and amortization of property, plant and equipment, share-based compensation expense of $3.29 million, accretion of asset retirement obligation of $1.30 million, unrealized foreign exchange gain of $2.28 million, revision of asset retirement obligations of $0.24 million, change in investments accounted for at fair value of $13.72 million and other non-cash expenses, primarily related to the fair market valuation of investments of $0.30 million. Other items include a decrease in inventories of $2.73 million, a decrease in trade and other receivables of $0.57 million, an increase in prepaid expenses and other assets of $7.61 million and a decrease in accounts payable and accrued liabilities of $1.70 million.
Net cash used in investing activities was $12.67 million, which primarily related to $1.24 million for the purchase of property, plant and equipment for utilization in RE Carbonate production at the Mill, as well as $11.44 million in purchases of marketable debt securities in order to realize higher interest rates on the Company’s excess cash.
Net cash provided by financing activities totaled $7.46 million and consisted of $7.89 million in net proceeds from the issuance of shares under the Company’s ATM facility and cash received from exercises of stock options of $0.47 million, partially offset by $0.88 million cash paid to fund employee income tax withholdings due upon the vesting of RSUs and $0.01 million cash paid to settle and fund employee income tax withholdings due upon exercises of SARs.
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
Net cash provided by financing activities totaled $99.99 million and consisted of $92.12 million in net proceeds from the issuance of shares under the Company’s ATM facility, cash received from exercises of warrants of $6.63 million, cash received from exercises of stock options of $1.72 million, and $0.23 million cash received from non-controlling interest partially offset by $0.66 million cash paid to fund employee income tax withholdings due upon the vesting of RSUs and $0.05 million cash paid to settle and fund employee income tax withholdings due upon exercises of SARs.

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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$) exposures as of September 30, 2022 ($000):

Cash and cash equivalents	$1,029
Trade and other receivables	35
Accounts payable and accrued liabilities	(101)
Total	$963
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2022 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

('000s)	Change for Sensitivity Analysis	Increase (decrease) in other comprehensive income
Strengthening net earnings	+1% change in U.S. dollar / Cdn$	$13

Weakening net earnings	-1% change in U.S. dollar / Cdn$	$(13)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of September 30, 2022, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2021, or in this Form 10-Q for the three and nine months ended September 30, 2022.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (5)
4.3	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (7)
10.2	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)
10.3	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)
10.4	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated June 24, 2022, effective as of August 1, 2022 (13)
10.8	Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated July 11, 2022 (14)
10.9	Material Rights Purchase Agreement between G4 Esmeralda Ltda. and Energy Fuels Inc. dated May 19, 2022 (15)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(8)	Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(9)	Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(10)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on June 30, 2022.
(14)	Incorporated by reference to Exhibit 10.8 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2022.
(15)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on May 24, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: November 4, 2022	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: November 4, 2022	By:	/s/ Tom L. Brock
Tom L. Brock
Chief Financial Officer