Form 10-K
period 2022-12-31
ENERGY FUELS INC
filed 2023-03-08
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $762.79 million.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of common shares of the Registrant outstanding as of March 3, 2023 was 157,710,750.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Shareholders which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, including our recent acquisition of the South Bahia property in Brazil, any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics, any plans we may have to evaluate the ramp-up of production at any of our properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to, global economic risks, such as the occurrence of a pandemic, political unrest or wars; risks associated with the restart of any of our uranium and uranium/vanadium mines; risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), our steps to enhance and modify our existing facilities at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah to allow for the commercial separation of REEs, and risks associated with the exploration and development of our recently acquired South Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

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
•risks associated with our ramp-up to commercial production of RE Carbonate and our panned implementation and operation of REE separation facilities, and potentially other REE and REE-related value-added processes and facilities, at the Mill or elsewhere including the risk: that we may not be able to produce RE Carbonate or separated REE oxides that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE bearing ores in the future at satisfactory costs to us; of not being able to increase our sources of uranium and REE bearing ores to meet future planned production goals; of not being able to sell the RE Carbonate and/or separated REE oxides we produce at acceptable prices to us; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the newly established uranium reserve program for the U.S. (the “U.S. Uranium Reserve Program”), being subject to appropriation by the U.S. Congress, and details of expansion of the U.S. Uranium Reserve Program;
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
•our ability to meet our obligations to our creditors and to access credit facilities on favorable terms;
•risks associated with our relationships with our business and joint venture partners;
•failure to obtain industry partner, government, and other third-party consents and approvals, when required;
•failure to complete and integrate proposed acquisitions, or incorrect assessment of the value of completed acquisitions, including our newly acquired mineral concessions in the State of Bahia, Brazil;

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
•the market price of our securities;
•public and/or political resistance to nuclear energy or uranium extraction and recovery;
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
•risks associated with our involvement in industry petitions for trade remedies and the extension of the Russian Suspension Agreement, including costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium, and participants in other phases of the nuclear fuel cycle domestically and abroad;
•risks associated with governmental actions, policies, laws, rules and regulations with respect to nuclear energy or uranium extraction and recovery;
•risks related to potentially higher than expected costs related to any of our projects or facilities; risks related to our ability to potentially recover copper from our Pinyon Plain uranium project mineralized materials;
•risks related to stock price, volume volatility and recent market events;
•risks related to our ability to maintain our listings on NYSE American and the Toronto Stock Exchange (“TSX”);
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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings: Item 1. Description of the Business; Item 1A. Risk Factors; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business, and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar sources.

We qualify all forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES

We are a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) reporting purposes, most of our shareholders are U.S. residents, we are required to report our financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and also listed on the TSX, this Annual Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators (the “CSA”) that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. The New Rule was codified as 17 CFR Subpart 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”) and replaced SEC Industry Guide 7. Pursuant to the New Rule, issuers have been required to comply with S-K 1300 as of their annual reports for the first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for the year ended December 31, 2022, and in the documents incorporated by reference herein, have been prepared in accordance with both S-K 1300 and NI 43-101 and are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

For purposes of S-K 1300 and NI 43-101, the Company is classified as a development stage issuer because it is engaged in the preparation of Mineral Reserves for extraction on at least one material property.

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
•Inferred Mineral Resource: is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.
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
A. a favorable confidential peer evaluation of the individual’s character, professional judgement, experience, and ethical fitness; or
B. a recommendation for membership by at least two peers and demonstrated prominence or expertise in the field of mineral exploration or mining.

GLOSSARY OF TECHNICAL TERMS
The following defined technical terms are used in this Annual Report:

•% U3O8 Eq: Equivalent uranium grade calculated by combining uranium content and copper content by factoring in the grade, commodity price and metallurgical recovery for each metal.
•ANM Process Area: An area (up to 2,000 hectares) granted by the Federal Government of Brazil to a Brazilian Legal Entity for the exploration and or the extraction of minerals.
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
•Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process, and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.
•FONSI: Finding of No Significant Impact under NEPA, as defined below, for a mineral project.
•Formation: A distinct layer of sedimentary or volcanic rock of similar composition.
•Grade: Quantity or percentage of metal per unit weight of host rock.
•GWDP: A groundwater discharge permit, issuable by UDEQ.
•Heavy Mineral: A mineral with a density greater than 2.9 g/cm3.
•Heavy Mineral Sand: A mineral deposit containing heavy minerals, silica sand, clay and other minerals.
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
•MT: A metric ton or tonne; one MT equals 1.102 tons.
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
•Tonne: A metric ton (MT); one tonne equals 1.102 tons.
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
•Valuable Heavy Minerals: The portion of heavy minerals (density greater than 2.9 g/cm3) that have economic value. Examples include ilmenite, rutile, zircon and monazite.
•Yellowcake: Another name for Uranium Concentrate (U3O8).

GLOSSARY OF REGULATORY AGENCIES AND EXCHANGES

•ADEQ: The Arizona Department of Environmental Quality.
•ANM: The Brazilian National Mining Agency (Agência Nacional de Mineração).
•BLM: The U.S. Bureau of Land Management, an agency of the U.S. Department of the Interior.
•CRA: The Canada Revenue Agency, an agency of the Government of Canada.
•DOC: The U.S. Department of Commerce, an executive department of the U.S. government.
•DOE: The U.S. Department of Energy, a cabinet-level department of the U.S. government.
•DOI: The U.S. Department of Interior, a federal executive department of the U.S. government.
•DWQ: The Utah Division of Water Quality.
•EIA: The U.S. Energy Information Administration, a principal agency of the U.S. Federal Statistical System.
•EPA: The U.S. Environmental Protection Agency, an independent agency of the U.S. government.
•MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.
•NRC: The Nuclear Regulatory Commission, an independent agency of the U.S. government.
•NYSE American: The NYSE American stock exchange, a stock exchange based in New York, New York.
•OSC: The Ontario Securities Commission.
•OSHA: The Occupational Safety and Health Administration, an agency of the U.S. Department of Labor.
•SEC: The U.S. Securities and Exchange Commission, an independent agency of the U.S. government.
•TCEQ: Texas Commission on Environmental Quality.
•TSX: The Toronto Stock Exchange, a stock exchange located in Toronto, Ontario, Canada.
•UDAQ: The Utah Division of Air Quality.
•UDEQ: The Utah Department of Environmental Quality.
•UDOGM: The Utah Division of Oil, Gas and Mining.
•USACE: The U.S. Army Corps of Engineers, an agency of the U.S. Department of Defense.
•USFS: The U.S. Forest Service, an agency of the U.S. Department of Agriculture.
•USFW: The U.S. Fish and Wildlife Service, an agency of the U.S. Department of the Interior.
•WDEQ: The Wyoming Department of Environmental Quality.
•WDEQ-AQD: The Air Quality Division of the WDEQ.
•WDEQ-LQD: The Land Quality Division of the WDEQ.
•WDEQ-WQD: The Water Quality Division of the WDEQ.
•WSEO: The Wyoming State Engineer’s Office.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure

Energy Fuels Inc. is an Ontario corporation with its corporate offices located in Lakewood, Colorado (a city in the Denver metropolitan area). It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario) (the “OBCA”). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles to consolidate its issued and outstanding, freely tradable Common Shares of the Company (the “Common Shares”) on the basis of one post-consolidation Common Share for every 50 pre-consolidation Common Shares (the “Consolidation”).

The Company’s U.S.-based assets, which include uranium, vanadium and REE extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly, as the case may be, by the Company’s wholly owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). On May 19, 2022, the Company announced it had entered into binding agreements to acquire the South Bahia Project in the State of Bahia, Brazil consisting of 17 mineral concessions totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). The Company’s wholly owned subsidiary Energy Fuels Brazil Ltda. completed the acquisition of the Bahia Project on February 10, 2023, and is the owner of the Bahia Project. See “Material Transactions,” “2022 Corporate Developments” and Item 2, “The Bahia Project,” below. On February 14, 2023, the Company sold its Alta Mesa Project in Texas, through the sale of its three subsidiaries, Leoncito Project, LLC, Leoncito Plant, LLC and Leoncito Properties, LLC. See “Part I, Item 1. Material Transactions,” below. All of the Company’s U.S.-based employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly owned subsidiary of EF Holdings, which also serves as operator of all of the Company’s U.S. properties. A diagram depicting the organizational structure of the Company and its active subsidiaries, including the name, U.S. state, Canadian province or Brazilian state of incorporation, and proportion of ownership interest of each, is included as Exhibit 21.1 to this Annual Report. Energy Fuels also owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.

Each of the Company’s subsidiaries has its principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, though additional support offices are located at a number of Company properties, including a newly established office located in Prado, State of Bahia, Brazil. The registered office of EFUSA and principal place of business for the Company is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East, Suite 308 Toronto, Ontario, M5C 1P1, Canada. The Company’s website address is www.energyfuels.com.

The primary trading market for Energy Fuels’ Common Shares is the NYSE American under the trading symbol “UUUU,” and the Company’s Common Shares are also listed on the TSX under the trading symbol “EFR.” Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and, in addition, is a reporting issuer in all of the Canadian provinces other than Quebec. Options on Energy Fuels’ Common Shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the options is Group One Trading, LP. Citadel Securities is the Company’s Market Maker on the NYSE American.

In addition, the Company holds 16,189,548 common shares of Consolidated Uranium Inc. (TSXV: CUR; OTCQB: CURUF) (“CUR”), representing an approximate 16.72% equity interest in the company. Such holding is as of January 25, 2023, or one day after CUR announced that it had acquired all of the issued and outstanding common shares of Virginia Energy Resources Inc. (TSXV:VUI; OTCQX:VEGYF) (“Virginia Energy”). Prior to the date of acquisition, Energy Fuels held 13,735,186 common shares of CUR and 9,439,857 common shares of Virginia Energy, which were converted into CUR common shares at a rate of 0.26 of a CUR common share for each Virginia Energy common share.

Business Overview

We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, rare earth elements and vanadium.

Our primary product is U3O8 (also known as natural uranium concentrate or yellowcake), which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity and 50% of the clean, carbon-free electricity generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium, vanadium and REEs for our own account, as well as from toll processing materials for others.

Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the U.S. The Company also extracts and recovers vanadium from certain of its uranium projects, as market conditions warrant. In 2021, the Company commenced its ramp-up to commercial production of REE carbonate (“RE Carbonate”), another byproduct of the uranium recovery process, and produced and sold commercial quantities of RE Carbonate in 2021 and 2022 and plans to continue its RE Carbonate sales in 2023. To further its REE initiatives, the Company is currently undertaking enhancements and modifications to existing circuits at the Mill for the planned commercial separation of neodymium-praseodymium (“NdPr”) oxide from its RE Carbonate for sale in 2024, while at the same time producing a “heavies” (Sm+) RE Carbonate for sale in 2024. The Company also continues to evaluate the potential to recover radioisotopes from its existing process streams needed for emerging TAT cancer therapeutics.

The Company’s Mill, located near Blanding, San Juan County, Utah, is the only conventional uranium, vanadium and REE recovery facility operating in the U.S., having a licensed capacity of over 8 million pounds of U3O8 per year. In addition to uranium, the Mill can recover vanadium as a co-product of mineralized material produced from certain of its projects in Colorado and Utah and from solutions in its tailings impoundment system, as market conditions warrant. The Mill is also currently producing RE Carbonate from various uranium- and REE-bearing ores acquired from third parties and is in the process of developing planned REE separation capabilities at the Mill. The Company is also securing its own sources of uranium- and REE-bearing monazite sands, and in February 2023 acquired the Bahia Project in Brazil (see “Material Transactions,” “2022 Corporate Developments” and Item 2, “The Bahia Project,” below), in furtherance of a fully integrated U.S.-based REE supply chain. The Company continues to engage in active discussions to secure other sources of monazite sands, thereby diversifying its supply base and strengthening its REE business. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from conventional material, referred to as “Alternate Feed Materials,” at its Mill, thereby recycling materials back into the market that would otherwise be lost to direct disposal.

With its uranium, vanadium, REE and potentially radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power, and one of the cleanest forms of energy in the world. The REEs we are now producing are used for the manufacture of permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy technologies. The radioisotopes we are evaluating for recovery from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer-fighting therapeutics. The very heart of our business – uranium and rare-earth production and recycling – helps us play a big part in addressing global climate change, reducing air pollution, and making the world a cleaner and healthier place.

The Company owns conventional uranium, uranium/vanadium and heavy mineral properties and projects in various stages of exploration, permitting, and evaluation, as well as fully permitted uranium and uranium/vanadium projects on standby.

Energy Fuels also owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is a fully permitted uranium ISR facility with a licensed capacity of 2 million pounds of U3O8 per year. The Nichols Ranch Project is currently being maintained on standby.

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
The Nichols Ranch Project is an ISR facility currently on standby that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The uranium-bearing groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant where the uranium is extracted from the water. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities.

Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in the second quarter of 2014. In September of 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in February 2016. The Nichols Ranch Project was placed on standby in 2020. As a result, the Company recovered de minimis pounds of U3O8 from the Project in 2022 and expects to recover de minimis quantities of U3O8 in 2023. Nichols Ranch is expected to be able to ramp back up to commercial production levels with limited required capital within approximately twelve months of a production decision. See Part II, Item 7 “Outlook: ISR Activities.”

The Company entered into a definitive agreement in November 2022 to sell its Alta Mesa ISR Project for total consideration of $120 million, which closed on February 14, 2023 (see “Material Transactions,” below).

Conventional Operations

The Company conducts its conventional uranium, REE, vanadium and potential medical radioisotope extraction and recovery activities through the Mill, which is the only operating conventional uranium, REE and vanadium processing facility in the United States. The Mill located near Blanding, San Juan County, Utah, is centrally located such that it can conveniently and cost-effectively be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region, as market conditions warrant.

The Mill is licensed to process 2,000 tons of ore per day and over 8 million pounds of U3O8 per year. It is primarily a uranium recovery facility but can also recover REEs and vanadium. The Mill is also evaluating the potential to recover certain radioisotopes from its existing process streams that can be used for medical purposes. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals.

The Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements, as market conditions warrant. Over the years, Company-owned and third-party owned conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby in response to changing market conditions. From 2007 through 2014, running on a campaign basis, the Mill recovered on average over 1 million pounds of U3O8 per year from conventional sources, including its La Sal complex of uranium and uranium/vanadium projects (the “La Sal Project”), Daneros Project and Tony M property in Utah (the latter two of which were sold in 2021, see Part I, Item 1 “Development of the Business — Major Transactions over the Past Five Years”); its Arizona 1 project (the “Arizona 1 Project”) and its Pinenut project (the “Pinenut Project”) (which is currently in an advanced state of reclamation) in Arizona, and Alternate Feed Materials. During 2018, the Mill recovered 215,719 pounds of U3O8 from processing tailings pond solutions and 561,628 pounds from processing Alternate Feed Materials, of which a total of 82,709 pounds were for the Company’s account and 448,919 pounds were for the account of third parties under a tolling arrangement.

During the year ended December 31, 2022, the Company recovered and packaged approximately 162,000 pounds of its final uranium product, U3O8, at the Mill, which was added to the Company’s finished product inventory. The Mill recovered an additional small quantity of uranium, which was retained in-circuit and was not packaged in 2022. During 2022, the Mill also focused on its mixed RE Carbonate production and produced approximately 205 tonnes of high-purity, partially separated mixed RE Carbonate while working to secure additional monazite ore feedstock to increase production. The Company also continued to maintain its Nichols Ranch ISR facility on standby, as well as maintain its Alta Mesa ISR facility (which was sold in February 2023, see “Material Transactions,” below) on standby.

During 2023, the Company does not plan to recover any pounds of uranium at the Mill, other than uranium from its monazite processing which will likely remain in circuit and not be packaged in 2023, but is instead focusing its uranium efforts on preparing its La Sal, Beaver, Whirlwind and Pinyon Plain projects for future potential production while its Nichols Ranch Project and other conventional mining properties remain on standby. The Company completed the purchase of 181,052 pounds of U.S. origin U3O8 during Q4 2022 and is under contract to purchase an additional 120,000 pounds of U.S.-origin U3O8 during Q1 2023. The Company expects uranium inventories to total approximately 587,000 pounds of U3O8 at year-end 2023, subject to currently unplanned uranium spot sales and purchases.

During 2023, the Company also expects to recover 175 to 225 tonnes of total rare earth oxides (“TREO”) at the Mill, in the form of approximately 375 to 485 tonnes of RE Carbonate subject to the receipt of sufficient quantities of natural monazite. The Company is in active discussion with several parties globally to acquire additional quantities of natural monazite, which, if secured and delivered to the Mill, could result in significant additional quantities of mixed RE Carbonate production during 2023. The Company expects to sell all or a portion of its mixed RE Carbonate to Neo or other global separation facilities and/or to stockpile it for future production of separated REE oxides at the Mill or elsewhere.

The Company will continue to selectively sell its vanadium pentoxide (“V2O5”) inventory (approximately 985,000 pounds as of December 31, 2022) on the spot market as markets warrant but will otherwise continue to maintain it in inventory. No vanadium production is currently planned during 2023, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production. During 2021, the Company ramped up its commercial production of RE Carbonate, while recovering uranium from monazite but recovering de minimis quantities of uranium from other sources and no vanadium.
The Company currently has approximately 1,027,000 pounds of finished U3O8 inventory held at the Mill and the conversion facilities owned by ConverDyn and Cameco, along with approximately another 351,000 pounds of U3O8 contained in stockpiled Alternate Feed Material and mineralized material inventory that is expected to be recovered in the future for the newly established U.S. Uranium Reserve Program or as general market conditions warrant. In addition, there remains an estimated 1.0 to 3.0 million pounds of solubilized recoverable V2O5 remaining in the Mill's tailings facility awaiting future recovery, as market conditions may warrant. See Part II, Item 7 “Outlook: Conventional Extraction and Recovery Activities.”

The Company continues to receive and process Alternate Feed Materials at the Mill. At the Company’s permitted Pinyon Plain Project, standby, mine preparedness, mine development and environmental compliance activities continued during 2022, including activities to replace the Company’s existing General Permits with an Individual Permit, which was issued by the Arizona Department of Environmental Quality (“ADEQ”) on April 28, 2022. The timing to extract and process mineralized material from the Pinyon Plain Project will be based on market conditions, available financing, and sales requirements. The Company’s Pinenut Project, where mineral extraction activities occurred until September 2015, has been depleted and is now almost fully reclaimed, with clean closure pending the Company’s submittal of a Clean Closure Report to ADEQ, which is expected to occur in 2023. The Company also engaged in mine rehabilitation and preparedness work at its Whirlwind, La Sal and Beaver mines in 2022. All the Company’s other conventional properties and projects are currently in the permitting process or on standby pending improvements in market conditions.

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
•the Bahia Project, which is comprised of 17 heavy minerals concessions covering 37,300 acres or 58.3 square miles, held through the Company’s subsidiary Energy Fuels Brazil Ltda (see “2022 Corporate Developments,” below);
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

See also Part I, Item 1. “Development of the Business: Major Transactions over the Past Five Years” for a description of the Company’s 2021 sale of certain of its non-core conventional uranium mining assets to CUR.

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

The Company’s Rare Earth Elements Business

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that have a variety of industrial, energy, and defense uses, including advanced permanent magnets for EVs and wind turbines, communications technology, clean energy production, consumer electronics, defense systems, lasers and numerous other applications. See “The Rare Earth Element Market” below.

On April 13, 2020, the Company announced its entry into the REE sector by embarking on a program to evaluate the production of REEs and uranium at the Mill from uranium and REE-bearing mineralized materials, thereby taking a step towards bringing the REE supply chain back to the U.S.

Since then, the Company has achieved the following successes in advancing its REE initiatives:

i.First Production of Mixed RE Carbonate at the Mill

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

ii.Agreement with Chemours to Acquire Monazite

On December 14, 2020, the Company announced it had entered into a three-year supply agreement with The Chemours Company (NYSE:CC) (“Chemours”) to acquire natural monazite sands from Chemours’ Offerman Mineral Sand Plant in Georgia for processing at the Mill for the production of a marketable mixed RE Carbonate, as well as for the recovery of the contained uranium, representing an important step toward re-establishing a fully integrated U.S. REE supply chain. Due to shortfalls in monazite delivery, the Company is currently in the process of negotiating an amendment to this agreement with Chemours to potentially extend the term of the contract for several years, at lower annual quantities than originally contracted, to better accommodate Chemours’ expected monazite production schedule over the foreseeable future.

iii.Agreement with Neo Performance Materials

On March 1, 2021, the Company and Neo announced a new rare earth production initiative spanning European and North American critical material supply chains. Under an agreement in principle signed on March 1, 2021 by the companies' respective affiliates, subject to completion of definitive agreements which were executed in July 2021, the parties agreed that Energy Fuels would process natural monazite sands into an RE Carbonate at the Mill beginning in

March or April 2021 and ship a portion of that production to Neo Performance Materials’ (“Neo’s”) NPM Silmet AS REE separations facility in Estonia (“Silmet”). Neo would then process the RE Carbonate into separated REE materials for use in REE permanent magnets and other REE-based advanced materials.

iv.Production of Mixed RE Carbonate

On July 7, 2021, the Company announced that the first container (approximately 20 tonnes of product) of an expected 15 containers of mixed RE Carbonate had been successfully produced by Energy Fuels at the Mill and was en route to Silmet for separation into REE oxides. Energy Fuels, through the Mill, is currently the only U.S. company extracting REE’s and producing commercial quantities of RE Carbonate, which it extracts as a coproduct along with its uranium production from monazite. This is the most advanced REE material being produced in the US today at scale, since it is a high-purity product ready for REE separation without further processing, refining or purification. The Company is currently selling all its RE Carbonate to Neo’s Silmet separation facility in Europe for further processing into advanced REE products further down the supply chain, including metals, alloys, and magnets.

v.Acquisition of Bahia Project

In February 2023, the Company acquired the Bahia Project in Brazil, which holds significant quantities of heavy minerals, including monazite (see “Development of the Business: Major Transactions over the Past Five Years,” below).

The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with Chemours. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to potentially supply Energy Fuels’ initiative.

vi.Development of REE Separation Capability

The Company is currently separating lanthanum (“La”)and cerium (“Ce”) from its commercial RE Carbonate stream utilizing existing Mill infrastructure in order to produce an RE Carbonate product with higher concentrations of NdPr and “heavy” REEs. This is the first commercial-level REE separation to occur in the U.S. in many years. Energy Fuels is also proceeding with the modification and enhancement of its infrastructure at the Mill (“Phase 1”) to expand its REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by late 2023 or early 2024, followed by planned further enhancements to expand NdPr production capability (“Phase 2”) and to produce separated Dy, Tb and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams.

The Company began construction on its “Phase 1” REE separation facilities in 2023, which includes modifications and enhancements to the SX circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 MT of monazite per year from the Mill’s process streams, producing roughly 4,000 to 5,000 MT TREO, containing roughly 800 to 1,000 MT of recoverable separated NdPr oxide per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total only approximately $25 million. “Phase 1” is expected to be operational later in 2023 or early 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning. If these milestones are achieved, Energy Fuels believes it will be the ‘first to market’ among US companies with commercial quantities of separated NdPr available to EV, renewable energy and other companies for offtake.

During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process roughly 15,000 to 30,000 MT of monazite per year and expected recovery of roughly 7,500 to 15,000 MT of TREO, containing roughly 1,500 to 3,000 MT of NdPr oxide per year, or sufficient NdPr for 750,000 to 3.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits. Currently, the Mill is utilizing its main uranium processing circuits to process monazite and extract the REEs and uranium. A dedicated leach circuit will allow the Mill to simultaneously process monazite in the new dedicated circuit and to process other mined uranium and uranium/vanadium ores in the main circuit. The Company expects to complete “Phase 2” in 2026, subject to licensing, financing, and receipt of sufficient monazite feed.

During “Phase 3,” Energy Fuels expects to add “heavy” REE separation capabilities, including the production of Dy, Tb, and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce

La and Ce products. Monazite naturally contain higher concentrations of “heavy” REEs, including Dy and Tb, versus other REE-bearing ores, like bastnaesite, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” “Phase 3” is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. The Company also expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2.” During these earlier phases, the Company expects to produce NdPr oxide and a samarium-plus (“Sm+”) ”heavy” REE concentrate, which the Company will either sell or stockpile as feed for “Phase 3” REE separation. For reference, the monazite the Company has analyzed to date contain roughly 1% to 3% Dy and Tb, so 10,000 MT of monazite is expected to contain roughly 100 to 300 MT of Dy and Tb. The Company expects to complete “Phase 3” in 2027, subject to licensing, financing, and receipt of sufficient feed.

vii.DOE Study

The Company completed a two-part U.S. Department of Energy (“DOE”)-funded study on the production of REE products from natural coal-based resources in partnership with Penn State University.

viii.Development of Metal Making Technology

The Company has begun working with Nanoscale Powders LLC (“NSP”) for the development of a novel technology for the potential production of REE metals, which we believe has the potential to significantly reduce costs of production, energy consumption and greenhouse gas emissions.

See also “The Rare Earth Element Market,” below, for further details on the REE market and Part II, Item 7. “Rare Earth Sales” and “Update on Rare Earth Element Initiative” for further details on the above-referenced REE developments.

The Company’s mixed RE Carbonate production from monazite sand ores utilizes only a very small amount of the Mill’s ore production capacity. The Company has a goal to increase production in the future to approximately 15,000 tons or more of monazite sands per year. For comparison, the Mill is licensed and designed to process 2,000 tons of ore per day on average, or 720,000 tons of ore per year. Therefore, 15,000 tons would represent approximately 2% of the Mill’s capacity. If the Company is successful in securing 15,000 tons of ore similar to the Chemours monazite, the Company would be able to produce approximately 50% of current U.S. REE demand in a mixed RE Carbonate. Furthermore, since monazite is typically comprised of approximately 55% recoverable uranium and REEs, the total volume of the resulting waste is significantly lower than for most other Mill feeds. The Company currently has 1.5 million tons of existing capacity in its fully constructed 1,000-year design tailings impoundments. Therefore, the annual waste streams from monazite ore processing are expected to represent less than 1% of existing tailings capacity.

Because the Company is obtaining monazite from Chemours’ existing mining facilities in Georgia, U.S. and utilizing its existing Mill, it has been able to avoid the significant time and cost required to license and develop new facilities. In addition, since the monazite sands are currently being separated from other mineral sands in Georgia and elsewhere, the Company will only incur the cost to acquire the monazite, thereby avoiding mining costs and associated risks. As the Company proceeds to develop REE separation and other capabilities at the Mill or elsewhere, additional capital expenditure will be required for those activities.

There are a number of risks inherent to the Company’s REE activities. See “Item 1A. Risk Factors” under Item 1A, below.

The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics

On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran LLC (“RadTran”), a technology development company focused on closing critical gaps in the procurement of medical isotopes for TAT cancer therapeutics and other applications.

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

Under its strategic alliance with RadTran, the Company is evaluating the feasibility of recovering Th-232 and Ra-226 from its existing RE Carbonate/uranium and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232 and potentially Th-228 from the Ra-228 and concentrating Ra-226 to commercial specifications at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer at this time. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, therefore recycling back into the market material that would otherwise be lost to disposal for use in treating cancer.

Activities being undertaken by the Company at this time include evaluations of the technical feasibility of recovering Th-232, Ra-228 and Th-228 from the Mill’s RE Carbonate/uranium process streams, and Ra-226 from the Mill’s uranium process streams; the permitting and licensing required to separate and recover Th-232, Ra-228, Th-228 and Ra-226 at the Mill; and the commercial feasibility of this project.

There are a number of risks inherent to the Company’s isotope activities. See “Item 1A. Risk Factors” under Item 1A, below.

San Juan County Clean Energy Foundation

On September 16, 2021, the Company announced its establishment of the San Juan County Clean Energy Foundation (the “Foundation”), a fund specifically designed to contribute to the communities surrounding the Mill in Southeastern, Utah. Energy Fuels deposited an initial $1 million into the Foundation at the time of formation and anticipates providing ongoing annual funding equal to 1% of the Mill’s future revenues, providing funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.

A six-person Advisory Board, comprised of local citizens from San Juan County, is now evaluating grant applications on a quarterly basis and is making its recommendations to the Foundation's Board of Directors, which is comprised of two officers of the Company. In 2022, the Foundation awarded its first grant in the amount of $160,000 to American Indian Services (“AIS”), which runs a three-year science, technology, engineering and math (“STEM”) summer school program in Blanding, Utah, to fund the acquisition of two minibuses to be used by AIS to transport Native American students to and from Blanding for this program. The Foundation's website address is: https://sanjuancountycleanenergy.org/. The Foundation’s website and the contents thereof should not be considered to be incorporated by reference into this Annual Report.

Material Transactions

On February 15, 2023, the Company announced that it had closed on its sale of three wholly owned subsidiaries that together hold Energy Fuels’ Alta Mesa ISR Project to enCore Energy (“enCore”) for total consideration of $120 million, paid as follows:
a.$60 million cash at or prior to closing; and
b.$60 million in a secured convertible note (the “Note”), payable in two years from the closing, bearing annual interest of eight percent (8%). The Note is convertible at Energy Fuels’ election into enCore shares at a conversion price of $2.9103, being a 20% premium to the 10-day volume-weighted average price of enCore's common shares ending the day before the closing. enCore is currently traded on the TSXV and NYSE American stock exchanges. The Note is guaranteed by enCore Energy Corp. and is fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Note, Energy Fuels will be limited to converting the Note into a maximum of $10 million principal amount of the Note per thirty (30)-day period.

In addition, enCore is required to replace the existing reclamation bonds for the Alta Mesa project (approximately $10.3 million) shortly after the closing of the transaction, which will result in Energy Fuels receiving an additional $3.6 million cash as a return of collateral from those bonds. The Company estimates that the sale of Alta Mesa will reduce Energy Fuels’ cash burn by approximately $2 million per year. The sale is considered significant for the Company, as the cash received is expected to finance much of Energy Fuels’ uranium, REE, vanadium and medical isotope business plans for the next two to three years.

On May 19, 2022, the Company announced it had entered into binding agreements to acquire the Bahia Project in the State of Bahia, Brazil consisting of 17 mineral concessions totaling approximately 37,300 acres or 58.3 square miles. The Company’s wholly owned subsidiary Energy Fuels Brazil Ltda. completed the acquisition of the Bahia Project on February 10, 2023, and is the owner of the Bahia Project. The primary minerals associated with the Bahia Project are ilmenite, rutile, zircon and monazite. The Company is acquiring the Bahia Project to expand its in-ground holdings of monazite for rare earth processing at the White Mesa Mill. Under S-K 1300 regulations, this property is considered to be in the exploration stage because there are no Mineral Resources or Mineral Reserves disclosed for the Project. Also in 2023, the Company plans to initiate permitting activities, finish Phase I of drilling (2,250 meters) and initiate Phase II drilling, which is expected to provide the necessary data to disclose Mineral Resources on a portion of the Project. See “2022 Corporate Developments” and “The Bahia Project,” below.

On October 27, 2021 (the “Closing Date”), CUR and the Company jointly announced the closing of a transaction (the “CUR Sale”) whereby CUR acquired a portfolio of Energy Fuels’ non-core conventional uranium projects located in Utah and Colorado, including the Daneros mine, the Tony M mine (formerly a part of the Bullfrog Project), the Rim mine, the Sage Plain project, and several DOE leases located in Colorado, in exchange for the following consideration:
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

As a part of the CUR Sale, the parties entered into a number of mine operating agreements pursuant to which the Company will act, through EFUSA, as operator to the sale projects and pending Daneros mine litigation in accordance with a program and budget negotiated annually by the parties, in exchange for which the Company will receive reimbursement for all direct costs in addition to an overhead allocation and management fee.

These non-core conventional uranium project assets met held-for-sale criteria, but as these assets had no carrying value, there were only asset retirement obligations of $0.27 million separately presented for the year ended December 31, 2021.

2022 Corporate Developments

On December 16, 2022, the Company announced that it was awarded a contract to sell 300,000 pounds of uranium to the newly established U.S. Uranium Reserve Program, earning proceeds of $18.47 million ($61.57 per pound of uranium). The uranium was held in the Company’s inventory at the Metropolis Works Conversion Facility, located in Metropolis, Illinois. The Company completed the transaction on January 19, 2023, and the U.S. government paid the Company’s invoice on January 23, 2023.
On November 14, 2022, the Company executed a definitive agreement to sell its Alta Mesa ISR Project to enCore Energy for total consideration of $120 million. The Company expects to utilize the proceeds to: (1) ramp-up uranium production at one or more of its Mill, Nichols Ranch ISR Project, Pinyon Plain mine, La Sal Complex, and/or Whirlwind mine, which total up to two (2) million pounds of U3O8 per year of near-term, lower-cost production capacity; (2) accelerate the licensing and development of the Company’s larger scale uranium mines, including the Sheep Mountain, Roca Honda and/or Bullfrog Projects; (3) establish an ore purchasing program to secure additional feed to the Mill; (4) finance the development of REE separation infrastructure at the Mill capable of producing 500 – 1,000 MT of NdPr oxide per year; (5) advance the design, engineering and permitting of a larger-scale “light” REE separation and “heavy” separation circuits at the Mill; (6) develop the Bahia Project in Brazil; and (7) acquire additional monazite supply to feed the Company’s REE business.

As previously disclosed, on May 19, 2022, the Company announced it had entered into binding agreements to acquire the Bahia Project in the State of Bahia, Brazil consisting of 17 mineral concessions totaling approximately 37,300 acres or 58.3 square miles. Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that will feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. The Bahia Project has seen no previous mining, but several of the concessions have valid exploration and mining permits with the Government of Brazil. Therefore, the Company believes there is a clear path to moving the Bahia Project to production. See “Material Transactions” and Item 2, “The Bahia Project.”

On January 3, 2022, the Company filed a prospectus supplement to its effective U.S. registration statement on Form S-3 in connection with its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019. Pursuant to the ATM prospectus supplement, the Company is permitted, at its discretion from time to time, to sell up to an additional $50 million of Common Shares under its ATM program, with sales only being made on the NYSE American at then-prevailing market prices, or any other existing trading market of the common shares in the U.S.

Board of Directors

On January 25, 2022, the Company’s Board of Directors appointed Dr. Ivy V. Estabrooke to serve as a director of the Company. Dr. Estabrooke is currently the Senior Innovation Policy Strategist for RTI International, an independent non-profit research institute dedicated to improving the human condition. She has led innovative research and development programs in both the public and private sectors delivering technology solutions for national security and public health challenges. Prior roles include the Vice President, Operations and Corporate Affairs of IDbyDNA, technical program manager for the U.S. Department of the Navy, executive director of the State of Utah’s technology based economic development agency, and science advisor to the Governor of Utah. She earned her doctorate in neuroscience at Georgetown University in 2005, received a master’s degree in national resource strategy from the National Defense University in 2013 and a bachelor’s degree in biological sciences from Smith College in 1998. She serves on the board of the Girl Scouts of Utah and is a member of the Utah District Export Council.

On May 25, 2022, the shareholders of the Company elected Ms. Jaqueline Herrera to serve as a director of the Company. From 1998 to 2019, Ms. Herrera worked for Nalco Water, an Ecolab Company and leader in water hygiene, treatment and process improvements and energy and air solutions, in increasingly senior management roles, including sales-operations, and global industry development for the base metals and iron ore industries. In that role, Ms. Herrera worked in the bauxite mining and alumina processing sectors in South America, the United States and the Caribbean then expanded her career into global base metals with a focus on the copper and molybdenum markets in various regions. In 2019, Ms. Herrera moved to the Food & Beverage Division within Ecolab Inc., where she currently serves as Vice President of Sales. She is a U.S. Patent holder on functionalized silicones for froth flotation. Ms. Herrera has volunteered for UNICEF and Water for People in remote communities in Latin America, providing education and technical expertise in water treatment for drinking water to schools in remote communities, and is an active member of the Society of Women Engineers and is a board member of a non-profit organization to help youth in disadvantaged financial conditions to develop leadership skills. She holds a Bachelor of Science in both metallurgical engineering and industrial engineering from the Universidad Nacional Politécnica “Antonio José de Sucre” in Venezuela, a Master of Sciences in material science from the Universidad de Oriente, Venezuela, and a Master of Business Administration in operations from the University of Phoenix, Baton Rouge LA. She is fluent in Spanish, Portuguese and English.

Corporate Officers

Effective January 25, 2022, the Board appointed two new officers to the Company: the appointment of then-current Staff Attorney Julia C. Hoffmeier to Corporate Counsel & Assistant Corporate Secretary; and the appointment of then-current Controller Sarai C. Luksch to Chief Accounting Officer & Controller, who later resigned effective June 21, 2022. On June 24, 2022, the Board appointed John L. Uhrie to serve as the Company’s Chief Operating Officer, effective August 1, 2022. On August 4, 2022, the Board appointed Tom L. Brock to serve as the Company’s Chief Financial Officer (“CFO”), effective August 8, 2022. Concurrently with Mr. Brock’s appointment, David C. Frydenlund ceased to be the Company’s CFO and

General Counsel and assumed his appointment as the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, also effective August 8, 2022.

2021 Corporate Developments:

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

On September 16, 2021, the Company announced its establishment of its new Foundation, a fund specifically designed to contribute to the communities surrounding the Mill in Southeastern Utah by providing funding to support local priorities. The Foundation will focus on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities. See “San Juan County Clean Energy Foundation,” above.

On July 29, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran to evaluate the recovery of thorium, and radium, from the Company's existing RE Carbonate and uranium process streams for use in the production of medical isotopes for emerging TAT cancer therapeutics. This uranium initiative complements the Company's existing uranium and REE businesses, as it investigates the potential recovery of isotopes in existing process streams at the Mill for medical purposes. RadTran is a Denver, Colorado-based technology development company focused on closing critical gaps in the procurement of medical isotopes for these applications. See “The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics,” above.

On July 7, 2021, the Company announced that the first container (approximately 20 tonnes of product) of an expected 15 containers of mixed RE Carbonate had been successfully produced by Energy Fuels at the Mill and was en route to Neo Performance Materials’ (“Neo’s”) NPM Silmet AS REE separations facility in Estonia. This commercial-scale production of RE Carbonate by Energy Fuels from a U.S. mined REE resource positioned Energy Fuels as the only company in North America that currently produces a monazite-derived, enhanced REE material. The physical delivery of this product also represented the launch of a new, environmentally responsible REE supply chain that allows for source validation and tracking from mining through to final end-use applications for manufacturers in North America, Europe, Japan, and other nations. See “The Company’s Rare Earth Elements Business,” above.

On June 7, 2021, the Company filed a prospectus supplement to its effective U.S. registration statement on Form S-3 in connection with its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019. Pursuant to the ATM prospectus supplement, the Company is permitted, at its discretion from time to time, to sell up to an additional $50 million of Common Shares under its ATM program, with sales only being made on the NYSE American at then-prevailing market prices, or any other existing trading market of the common shares in the U.S.

On April 27, 2021, the Company announced it had engaged Carester to prepare a scoping study for the development of an SX REE separation circuit at the Mill. Based in Lyon, France, Carester is an experienced global consultant in the production of separated REE products, with expertise in designing, constructing, operating and optimizing REE production facilities globally. During 2021, Carester was engaged to support Energy Fuels' planned development of full commercial scale REE separation capabilities at the Mill, utilizing the Mill's existing equipment and infrastructure to the extent applicable, to create a continuous, integrated and optimized rare earth production sequence. Carester's scoping work included an evaluation of the Mill's current monazite leaching process, preparation of an REE separation flow sheet, capital and operating expense estimates, incorporation of new technologies where applicable, and recommendations on equipment vendors. Based on the results of the scoping work, and the Company’s extensive test and piloting work at the Mill, the Company is in the process of enhancing and modifying the

Mill’s existing SX circuits to create an REE separation circuit at the Mill utilizing existing Mill equipment and infrastructure, to create a continuous, integrated and optimized REE production sequence, which is expected to be commissioned and in operation in 2024. See “The Company’s Rare Earth Elements Business,” above.

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

On April 21, 2021, the Company announced the execution of a non-binding memorandum of understanding for the supply of natural monazite sands from IperionX’s Titan Project in Tennessee, if and when the project is developed and mined. IperionX’s Titan Project covers a large area of heavy mineral sands properties in Tennessee prospective for titanium, zircon, monazite and other valuable minerals such as high-grade silica sand and other refractory minerals. See “The Company’s Rare Earth Elements Business,” above.

On April 9, 2021, the Company filed a prospectus supplement to its effective U.S. registration statement on Form S-3 in connection with its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019. Pursuant to the ATM prospectus supplement, the Company was permitted, at its discretion from time to time, to sell up to an additional $33.5 million of Common Shares under its ATM program, with sales only being made on the NYSE American at then-prevailing market prices, or any other existing trading market of the common shares in the U.S.

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

On March 1, 2021, the Company and Neo announced a new rare earth production initiative spanning European and North American critical material supply chains. Under an agreement in principle signed on March 1, 2021 by the companies’ respective affiliates, subject to completion of definitive agreements, Energy Fuels will process natural monazite sands into an RE Carbonate beginning in March or April 2021 and ship a portion of that production to Silmet. Neo will then process the RE Carbonate into separated REE materials for use in REE permanent magnets and other REE-based advanced materials. The Company also announced that, in addition to supplying RE Carbonate to Neo, Energy Fuels is evaluating the potential to develop U.S. separation capabilities at the Mill, or nearby, as it works to increase its monazite sand supplies, thereby fully integrating a U.S. REE supply chain in the coming years, in addition to supplying RE Carbonate to European markets. See “The Company’s Rare Earth Elements Business,” above.

Company Strategy

Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the U.S., supporting that goal through uranium recovery, Alternate Feed Materials processing, third-party processing, and potential land clean-up work. The Company’s strategy is to maintain and increase its ability to increase uranium production in improved market conditions through the Mill (currently operating) and the Nichols Ranch Project (on standby), a large uranium resource base, and existing conventional projects on standby, under construction, and/or in permitting. In addition, the Company produces vanadium along with uranium from certain of its properties, as market conditions warrant, from its vanadium resource base. In 2023, the Company expects to continue its preparedness for uranium mining, to continue its commercial production of RE Carbonate along with uranium from monazite sands, and to complete its Phase 1 REE separation circuit in late 2023 or early 2024. The Company also expects to advance its Bahia Project in Brazil and secure additional sources of monazite and potentially other feed for its emerging REE business. See “The Company’s Rare Earth Elements Business,” above. The Company will also continue to evaluate the potential for recovering certain radioisotopes from its existing process streams for use in making medical isotopes for emerging cancer treatment therapies. See “The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics,” above.
As a result of the foregoing, we intend to engage in the following activities in 2023:

•in response to improving uranium market conditions and the procurement of new long-term sales commitments, the Company is preparing four of its conventional uranium and uranium/vanadium mines to be ready to resume uranium ore production, including significant workforce expansion and performing needed rehabilitation of surface and underground infrastructure. The exact timing for resumption of ore production from each of these projects will be subject to current and future uranium sales and inventory requirements;

•continue the Company’s ongoing efforts to develop a fully integrated U.S. REE supply chain, including its initiatives for: the production of RE Carbonate from monazite sands sourced from Company-owned and third-party sources; the development of the Company’s Bahia Project in Brazil; the potential acquisition of additional sources of monazite sands; completion of the Phase 1 REE separation capabilities at the Company’s Mill site in late 2023 or early 2024; and the advancement of new technologies for the production of REE metals (see “The Company’s Rare Earth Elements Business,” above);

•continue to pursue additional Alternate Feed Materials; third-party processing and other sources of feed for the Mill (including potential material generated from abandoned uranium mine (“AUM”) and other land cleanup work); and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions;

•continue to maintain projects and facilities in a state of readiness for the purpose of restarting mining activities, as contract obligations and market conditions may warrant;

•continue permitting and evaluation activities for the Sheep Mountain, Roca Honda and/or Bullfrog Projects; and

•continue to evaluate the potential for recovering and selling certain radioisotopes from the Mill’s existing process streams for use in making medical isotopes for emerging cancer treatment therapies.

Uranium Sales

As a result of weak uranium market conditions that previously existed until mid-2021, both ISR and conventional uranium recovery have been maintained at reduced levels until such time as market conditions improve sufficiently. However, recent market improvements, along with recently acquired long-term sales commitments and the improved prospect of procuring additional long-term sales commitments, have improved the outlook for future profitable production.

As of the date of this Annual Report, the Company has entered into four (4) uranium sales contracts with U.S. nuclear utilities and the U.S. government, with 560,000 pounds of deliveries expected to occur in 2023 at an average expected price of $58.00 to $60.00 per pound. The Company is actively engaged in pursuing additional long-term uranium sales contracts at higher price levels. The Company also completed the purchase of 181,052 pounds of U.S. origin U3O8 during Q4 2022 and is under contract to purchase an additional 120,000 pounds of U.S.-origin U3O8 during Q1 2023. The Company expects uranium inventories to total approximately 587,000 pounds of U3O8 at year-end 2023, subject to currently unplanned uranium spot sales and purchases. Energy Fuels will continue to evaluate the purchase of additional uranium, which would be added to existing inventories. Energy Fuels’ significant uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories, purchases, and new production will be sufficient to meet contract requirements through 2024 and over the life of the supply contracts. However, if suitable uranium price increases are observed in 2023, or if cash needs arise, the Company may elect to complete discretionary uranium sales of its inventory in 2023.

Overview of Uranium Market

The primary use of uranium is to fuel nuclear power plants for the generation of carbon- and emission-free electricity.

According to the World Nuclear Association (“WNA”), as of January 2023, there were 438 operable nuclear reactors world-wide, which required approximately 162.5 million pounds of U3O8 fuel annually at full operation. Worldwide, there are currently 59 new reactors under construction with an additional 104 reactors on order or in the planning stage and 341 having been proposed.

According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is filled by stockpiled inventories and secondary supplies.

According to the WNA, the U.S. currently has 92 operating reactors, two reactors under construction, and another 21 reactors on order, planned or proposed. According to the Nuclear Energy Institute (“NEI”), in 2021 the U.S. produced approximately

18.9% of its electricity from nuclear technology, while achieving an average capacity factor of 92.7%, leading all other carbon-free sources by a wide margin. According to the U.S. Energy Information Administration (“EIA”), U.S. utilities purchased approximately 46.7 million pounds of U3O8 in 2021 (the last year reported). However, in 2021, the U.S. uranium production was only 0.02 million pounds.

In 2022, investor interest in the uranium and nuclear sectors continued to grow substantially, which the Company believes was driven by: (1) global efforts to reduce carbon emissions and a growing focus on electrification; (2) geopolitical tensions, particularly Russia’s invasion of Ukraine; and (3) speculation based on supply and demand fundamentals. The Company believes that nuclear energy is essential to the global economy and addressing climate change, as it reliably and affordably provides electricity 24/7 and 365 days per year while generating lower life-cycle carbon emissions than other baseload energy sources (NREL, September 2021).

The Company believes the geopolitical uncertainty experienced in 2022 will continue in 2023, putting greater focus on security of supply for uranium and nuclear fuel. The most notable development in 2022 was Russia’s unprovoked invasion of Ukraine, which has created uncertainty across the nuclear fuel sector, including uranium mining, conversion, and enrichment, due to Russia’s control of a significant amount of global uranium capacity across these nuclear fuel sectors. According to World Nuclear News, Russia controls 14% of the global supply of U3O8, 27% of uranium conversion, and 39% of enrichment (WNN, May 5, 2022). Furthermore, it is the Company’s belief that nuclear utilities, particularly in Europe and the U.S., are seeking to reduce or eliminate their reliance on Russia for their supply of uranium due to the effects of sanctions, transportation, and other concerns. According to data from TradeTech, during 2022, uranium enrichment prices rose from $56.00 per separative work unit (“SWU”) to $110.00 per SWU; uranium conversion prices rose from $16.20 per KgU to $40.00 per KgU; and U3O8 prices rose more modestly from $42.00 per pound of U3O8 to $47.60 per pound of U3O8.

Uranium is not traded on an open market or organized commodity exchange, although the CME Group provides financially settled uranium futures contracts. Typically, buyers and sellers negotiate transactions privately, either directly or through brokers and intermediaries. Spot uranium transactions typically involve deliveries that occur immediately and up to 12 months in the future. Term uranium transactions typically involve deliveries that occur more than 12 months in the future, with long-term transactions involving delivery terms of at least three years. Uranium prices, both spot and term, are primarily published by two independent market consulting firms, TradeTech and UxC, LLC, on a weekly and monthly basis, along with daily price indicators. Other brokers, including Uranium Markets LLC, Evolution Markets Inc. and Numerco Ltd., also publish daily average uranium prices.

The spot and term prices of uranium are influenced by a number of global factors. For example, both the spot and term prices of uranium were negatively impacted by the accident at the Fukushima Daiichi Nuclear Plant in March 2011. The events at Fukushima created heightened concerns regarding the safety of nuclear plants and led to both temporary and permanent closures of nuclear plants around the world. In contrast, China is pursuing an aggressive nuclear program, with 55 units now operating, 21 new units under construction, 47 units which are planned, and 156 units that have been proposed, according to January 2023 WNA data. It is also the Company’s belief that Russia’s invasion of Ukraine has resulted in the U.S. and other western countries desiring to rely less on Russian uranium, conversion and enrichment services, thereby increasing the demand for non-Russian sources of uranium and conversion and enrichment services.

Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. According to EIA data, in 2021, U.S. utilities purchased 19% of their uranium on the spot market with the remaining 81% purchased under mid- and long-term contracts; through 2030, U.S. utilities have approximately 148.6 million pounds of unfilled uranium requirements (EIA, Uranium Marketing Annual Report, 2021). Buyers seek to balance the security of supply with the opportunity to take advantage of lower prices. For this reason, both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests.

The graph, below, shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 up to January 2023 as reported by TradeTech (not adjusted for inflation):

To give a more recent perspective over the last five years, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2018 up to January 2023 as reported by TradeTech (not adjusted for inflation):

According to monthly price data from TradeTech, uranium prices during 2022 were up $5.60, or 13%, for the year. Monthly spot prices began the year at $42.00 per pound of U3O8 on December 31, 2021 and ended the year at $47.60 per pound on December 31, 2022, reaching a high of $58.20 per pound for the month of March 2022 and a low of $42.00 per pound at the beginning of the period. According to TradeTech, the spot price was $50.50 per pound on March 3, 2023. TradeTech price data also indicated that long-term U3O8 prices began 2022 at $45.00 per pound and ended 2022 at $53.00 per pound. The high long-term price for 2022 was $53.00 per pound for the months of June through December 2022, and the low long-term price was $45.00 per pound for the months of December 2021 and January 2022. The long-term price at March 3, 2022 was $53.00 per pound.

Uranium Market Outlook and Uranium Marketing Strategy

World demand for clean, carbon-free, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories, and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the long-term fundamentals of the uranium industry remain positive. Uranium prices continued to rise during 2022. However, inflation and employment challenges are increasing the costs of uranium production. Therefore, the Company continues to believe that prices must rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We expect to see more nuclear units constructed around the world, while primary mine production drops due to depletion of resources, reduced production and low prices. In addition, as governments and companies continue to move away from Russian supply, demand for non-Russian uranium supply, including U.S. supply, is expected to increase (TradeTech, NMR, January 27, 2023). According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes has delayed a market recovery. However, Russia’s invasion of Ukraine, and continued attacks on civilian populations and the Zaporizhzhia nuclear power plant, has increased demand for non-Russian uranium. According to TradeTech, “[t]he driver behind this demand is the focus by nuclear utilities to mitigate risk and to establish security of supply.” As a result, uranium prices exhibited strength throughout 2022, particularly in the conversion and enrichment sectors, and the Company has observed more interest in long-term contracts for U3O8 from utilities.

The Company believes that certain uranium supply and demand fundamentals continue to point to higher prices in the future, including significant production cuts and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still remain vulnerable primarily as a result of excess uranium supplies caused by large quantities of secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises. As mentioned above, it remains to be seen whether Russia’s invasion of Ukraine will result in the U.S. and other western countries reducing Russian uranium supply over the long term, thereby increasing the demand for non-Russian sources of uranium, which could benefit the U.S. uranium mining industry.

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

During 2022, the Company entered into three long-term uranium sales contracts with U.S. nuclear utilities. Base quantities under these contracts total 3.0 million pounds with deliveries to occur during the 2023 – 2030 time period. If the buyers exercise all options, total delivery quantities could increase to as much as 4.1 million pounds. Annual quantities vary year-to-year, with lower delivery quantities in the early years, and higher quantities in the later years. Contract pricing has a fixed price component (fully indexed to inflation) and a spot market component, along with floor and ceiling prices (fully indexed to inflation). The Company expects to fill deliveries during the early years of these contracts from its significant existing produced inventories. In addition, the Company sold 300,000 pounds of U3O8 to the U.S. government for its newly established U.S. Uranium Reserve Program for total gross proceeds of $18.47 million. Deliveries during 2023 are expected to total 560,000 pounds of U3O8 at a weighted average sales price of approximately $58.00 to $60.00 per pound.

In addition, during 2022 and early 2023, the Company completed the purchase of 301,000 pounds of U3O8 for a weighted-average price of $50.01 per pound.

While the Company does not currently forecast the need to complete any spot sales in 2023 for cash generation purposes, uranium inventories, along with expected uranium production in 2023 and subsequent years, are expected to provide the Company with the flexibility to complete spot sales in 2023 in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2023.

The Rare Earth Element Market

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine, and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie (formerly Roskill Information Services (“Roskill”)), most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.

Typical natural monazite sands from the southeast U.S. average about 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprise approximately 22% of the TREO. NdPr are among the most valuable of the REEs, as they are the key ingredient in the manufacture of high-strength permanent magnets which are essential to the lightweight and powerful motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite also contains higher concentrations of “heavy” rare earths, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.

The Company is currently primarily focused on NdPr and, to a lesser extent, La, Ce, Sm, Dy and Tb. The REE supply chain starts at the mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case for Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands mined. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore will then go through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature, and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium and other radionuclides, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.

To date, the Mill has produced an RE Carbonate, substantially all of which has been sold to Neo. The Mill is currently modifying and enhancing its existing SX facilities to result in an SX REE separation circuit at the Mill, capable of producing up to 1,000 MT of separated NdPr oxide per year. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.

REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr6O11 25%; Nd2O3 75%) mid-point prices in China dropped approximately 16% during the year from ¥848/kg (about $133/kg) to ¥710 RMB/kg (about $103/kg). The price for NdPr Oxide at March 3, 2023 was ¥655/kg (about $95/kg). Ce Oxide (99.9%) mid-point prices in China dropped approximately 20% during the year from ¥8.85 RMB/kg (about $1.39/kg) to ¥7.05/kg (about $1.02/kg). The price for Ce Oxide at March 3, 2023 was ¥6.15 (about $0.89/kg). La Oxide (99.9%) mid-point prices in China price dropped approximately 14% during the year from ¥8.05/kg (about $1.27/kg) to ¥6.95 RMB/kg (about $1.00/kg). The price for La Oxide at March 3, 2023 was ¥5.85/kg (about $0.85/kg). Dy Oxide (99.5%) mid-point prices in China dropped approximately 14% during the year from ¥2,900/kg (about $456/kg) to ¥2,490/kg (about $360/kg). The price for Dy Oxide at March 3, 2023 was ¥2,040/kg (about $295/kg). Tb Oxide (99.99%) mid-point prices in China rose approximately 24% during the year from ¥11,315/kg (about $1,780/kg) to ¥14,000/kg (about $2,022/kg). The price for Tb Oxide at March 3, 2023 was ¥11,750/kg (about $1,702/kg).

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

During the year, the mid-point price of vanadium in Europe rose 8%, beginning the year at $8.75 per pound V2O5 as of December 31, 2021 and ending the year at $9.44 per pound V2O5 as of December 30, 2022. The price of vanadium was at its high of $12.25 per pound V2O5 between March 11, 2022 and April 7, 2022. The price of vanadium was at its low of $7.50 per pound V2O5 between October 14, 2022 and October 20, 2022. As of March 3, 2023, the price of vanadium is $10.78 V2O5.

As a result of strengthening vanadium markets, the Company sold 642,000 pounds of V2O5 (contained in FeV) in 2022 at a weighted average price of $13.67 per pound. The Company expects to continue to sell vanadium from its inventory into rising markets if they continue, failing which the Company plans to maintain its vanadium inventory for future sales at opportune times. The Company currently has an estimated 1.0 to 3.0 million pounds of V2O5 in its tailings solutions, which are available for future recovery, as market conditions warrant.

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

The REE industry is highly competitive, particularly to the extent it is dominated by China, which produces 83% of refined REE products. Chinese companies bid aggressively to acquire monazite to feed this production. The Company competes with Chinese companies and companies from other countries that are in or trying to break into the REE market, for sources of monazite and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop, and extract monazite from such properties. There is competition for a limited number of monazite acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels will compete with other REE companies, along with traders, brokers, financial institutions, and other market actors, including some that are state-owned or state-supported or subsidized, for RE Carbonate and REE oxide sales. Due to the Company’s limited capital and personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regard to the acquisition, exploration and, if warranted, development of mining properties, production of REE products and securing REE product sales. The Company believes that competition for acquiring monazite prospects, production of REE products and completing REE product sales will continue to be intense in the future.

The availability of funds for the acquisition, exploration, evaluation, permitting and construction of monazite projects and the development of REE separation, metal and metal alloy making and magnet making is limited, and the Company may find it difficult to compete on an international scale with larger and more established REE companies for capital. The Company’s inability to continue exploration, advancement, the acquisition of new properties, and the development of REE separation, metal and metal alloy making and magnet making, due to lack of funding, could have a material adverse effect on the Company’s future operations and financial position.

However, the Company believes it has a competitive advantage over many of its peers in the U.S. domestic uranium space and in the world REE space, outside of China, to the extent it has diversified business opportunities, including its ability to produce uranium, its ability to recover RE Carbonate, along with uranium, from monazite sand ores and its expected ability to produce separated REE oxides at the Mill, its ability to recover vanadium as market conditions may warrant, and its potential ability to recover certain radioisotopes for use in TAT medical therapeutics. To the extent many Chinese companies are state-subsidized or supported, the Company expects to continue to face tough competition in the REE space.

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

As monazite is a uranium ore and is processed through the White Mesa Mill for the recovery of uranium and REEs, and all separation activities are expected to take place at the Mill, all the regulations applicable to uranium recovery and processing at the Mill apply to the processing of monazite at the Mill, the production of RE Carbonate and the planned separation of REE oxides at the Mill.

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

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became Radioactive Materials License Number UT 1900479 (the “Radioactive Materials License”), which was renewed in January 2018 as Amendment #8 (Renewal), then reissued as a Revised Renewal on February 16, 2018, by UDEQ’s Division of Waste Management and Radiation Control (“DWMRC”). The Radioactive Materials License is up for renewal in February 2028. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005, then renewed in January 2018. Most recently, the GWDP renewal application was submitted in July 2022 and remains under consideration with DWMRC at this time. The Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.

Conventional uranium extraction is subject to regulation by a number of agencies including: (1) local county and municipal government agencies; (2) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, Texas and Wyoming; (3) the U.S. Bureau of Land Management (the “BLM”) and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (4) the U.S. Mine Safety and Health Administration (“MSHA”); (5) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines; and (6) other federal agencies, including without limitation the U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers (“USACE”) and the DOE, where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project, if and when constructed, will be subject to regulation under the State of Wyoming, as an NRC Agreement State, as a uranium processing facility and for permanent disposal of the resulting tailings.

The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming and Texas. The Nichols Ranch Project has a Source Material License. The Nichols Ranch Source Material License was originally issued by the NRC; however, the State of Wyoming became an NRC Agreement State on September 30, 2018 and the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”) subsequently assumed all management and oversight functions. The Nichols Ranch Source Material License was issued most recently by the NRC on March 22, 2017 as Amendment No. 5, which is currently in timely renewal with WDEQ-LQD. Nichols Ranch is also regulated by the State of Wyoming and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control (“UIC”) Permit under the Safe Drinking Water Act, as administered by the State and/or EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration, rather than MSHA.

Because monazite sands are a naturally occurring uranium ore, which also contains REEs, it is processed at the Mill under its existing Radioactive Materials License, GWDP and other permits as a uranium ore, and the resulting RE Carbonate is also recovered under those existing licenses and permits. The Company is evaluating whether any additional licenses or permits or amendments to existing licenses or permits may be required for any of the modifications and enhancements to existing Mill facilities required for and the operation of its planned REE separation circuits at the Mill.

It is expected that the potential recovery and concentration of Th-232, Ra-228, Th-228 and/or Ra-226 will require additional licensing by DWMRC at the Mill.

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

Land Tenure

U.S. Land Tenure

The Company’s land holdings in the U.S. are held either by leases from the fee simple owners (private parties or the State) or unpatented mining claims located on property owned and managed by the U.S. Federal Government. Annual fees must be paid to maintain unpatented mining claims, but work expenditures are not required. Holders of unpatented mining claims are generally granted surface access to conduct mineral exploration and extraction activities. However, additional permits and plans are generally required prior to conducting exploration or mining activities on such claims.

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

Brazilian Land Tenure

Mineral tenure is guaranteed by the Federal Constitution in Brazil. Mineral resources are separate from the surface owners (i.e split estate), and the Republic of Brazil is the owner of all mineral resources. The federal government can grant mineral rights for exploration and production to Brazilian companies (or foreign companies with established Brazilian entities). Brazilian entities that are granted mining rights have the ownership of the product they are mining. Mineral rights can be assigned, transferred or subject to encumbrance, provided that legal requirements are fulfilled and that the transaction is registered with and approved by the Brazilian National Mining Agency (“ANM”).

Mineral rights do not grant the land where the mineral deposits are located, but do provide the possibility of creating a mineral easement that allows holders of the mineral rights the ability to explore or mine the mineral and take ownership of the product. This right of access also includes neighboring lands, as long as ANM recognizes that such lands are needed for exploration and production. The surface owners are entitled to a royalty and damages caused by exploration, mining and ancillary activities. A maximum royalty is set at half the federal government royalty. If the company and the surface owner are unable to reach an agreement the matter will be settled by the local court based on criteria provided in applicable laws.

The granting of mineral rights in Brazil is performed in four steps:

1.Exploration Authorization: A 1-3 year authorization that is renewable for an additional 1-3 years. Exceptions can be made for additional renewals following the first authorization. The purpose of this authorization is to allow a company to explore for a mineral of interest. The company must then submit an exploration report to ANM. ANM will approve or deny the report based on the economic and technical feasibility of exploiting the mineral explored for under the report.

2.Right to Request a Mining Concession: Following approval of the exploration report the company has 1 year to apply for a mining concession. This request period can be renewed, upon request and justification, based on ANM’s criteria. If ANM does not agree with the justification, ANM may request the holder of the mineral right to proceed with the request for a mining concession stage. Eventually, ANM can forfeit the request right if there is clear and strong evidence of procrastination.

3.Mining Concession Request: The request for a mining concession has to include a mine development plan. Furthermore, the mining concession will only be granted once an environmental construction permit is obtained. Extensions can be granted if the environmental permitting process is delayed. The holder must use best efforts to obtain the environmental permit and report to ANM. Eventually, ANM can deny the request if there is clear and strong evidence of procrastination.

4.Mining Concession: This is the approval to mine. Once this is granted the company has six months to start mining and is required to provide an annual report to ANM. The mining concession is valid for the life of the mine.

Environmental and Social Efforts and Impacts

Uranium is the fuel for carbon-free, emission-free baseload nuclear power and is a key factor in successfully combating global climate change. In addition to producing uranium from our mines, we recycle other companies’ uranium-bearing tailings or wastes (Alternate Feed Materials) at the Mill for the extraction of uranium that would otherwise have been permanently disposed of, thereby reducing the need for new mining by maximizing extraction of existing sources and limiting the number of constituents ultimately disposed of. We also recover previously disposed of uranium and vanadium by recycling the Mill’s tailings solutions. Furthermore, our production of a commercially salable RE Carbonate through the recycling of natural monazite sands, which have historically been considered wastes due to their radioactive content, and our planned REE separation activities, allow us to provide crucial links in a commercially viable U.S. REE supply chain for use in key green energy technologies, such as solar panels, wind turbines, and electric and hybrid car batteries. In addition, our program for the potential recovery of radioisotopes for use in the production of TAT therapeutics for cancer treatments involves recycling the Mill’s existing process streams for the recovery of valuable radioisotopes that have traditionally been considered wastes and have been permanently disposed of.

Through these operations and initiatives, we remain diligent in our efforts to ensure our operations minimize any impacts to public health, safety and the environment, including any impacts to water, air, wildlife, soil, cultural resources, the occupational health and safety of our workers and any impacts to members of the public. Our Environment, Health, Safety and Sustainability (“EHSS”) Committee has been delegated authority by the Board to monitor and guide the Company in developing and implementing its core EHSS principles, including maintaining radiation exposures not only within regulatory limits but as low as reasonably achievable through an extensive internal audit program, as well as authority for monitoring programs to identify and mitigate risks in ensuring the highest standards of environmental protection and human health and safety across the Company’s operations. The EHSS Committee also monitors the Company’s sustainability programs, including its efforts to pro-actively evaluate its programs and activities to ensure they meet the Company’s sustainability goals and objectives. Our Sustainability Report is available on the Company’s website at www.energyfuels.com.

Our operations are located primarily in rural and underserved areas and support the local economies, not only through the taxes we pay to local authorities and the salaries and wages we pay to our employees and to numerous third-party contractors, such as transportation companies, equipment rental companies, equipment vendors and service providers, but also indirectly through the “multiplier effect” to the communities as a whole. That is, the money we pay directly to our employees, contractors, vendors and providers is spent by them in the communities, thereby providing income to local businesses and wages and salaries to employees and owners of those business, who in turn spend their income, salaries and wages on other businesses in the community. Indeed, as the largest private employer in San Juan County, Utah, the Mill is a very significant factor in the local economy.

In furtherance of our sustainability objectives, the Company’s Foundation contributes to the communities surrounding the Mill in Southeastern, Utah by providing funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities. See “San Juan County Clean Energy Foundation.”

Employees

As of the date of this Annual Report, the Company and its subsidiaries have approximately 126 full-time employees, substantially all of whom are employed through the Company’s wholly owned, indirectly held subsidiary Energy Fuels Resources (USA) Inc. We operate in established mining areas where we have found sufficient available personnel for our business plans.

Energy Fuels is an equal opportunity employer and is committed to making employment decisions based on valid job requirements, without regard to race, color, national origin, gender, religion, age, sex, sexual orientation, gender identity or gender expression, disability, veteran status or any other legally protected status. The Company also provides reasonable accommodation for qualified individuals with known disabilities and employees whose work requirements interfere with a religious belief unless doing so would result in an undue hardship to the Company or cause a direct threat to health or safety.

The Company actively engages with its Board of Directors (the “Board”) to continually make improvements to diversity through inclusion. Pursuant to the Company's Diversity Policy, Energy Fuels’ Governance and Nominating Committee (“GN Committee”) is required to monitor, on an ongoing basis, the implementation and effectiveness of the Diversity Policy and to, at least annually, assess: (i) the mix of diversity, skill and expertise on the Board and the Executive Team, (ii) the measurable objectives set pursuant to the Policy, and (iii) progress in achieving such measurable objectives, including any targets, if set. As a part of its annual assessment, the GN Committee reviews its Diversity Policy for relevance and effectiveness, any new shareholder advisory guidelines, TSX and NYSE American company guides and any changes to legal requirements, and provides to the Company’s Board its Annual Report with recommendations to improve and sustain diversity at the executive and Board levels. Most recently, in January 2023, the GN Committee recommended to the Board, and the Board approved and adopted, a number of diversity-based recommendations that include maintaining its measurable objectives of having, at current Board size, a qualified Board that is at least 30% gender diverse (including a minimum of one woman) at all times with at least one qualified racially or ethnically diverse director on the Board at all times. See the Company’s Proxy Statement on Schedule 14A, filed April 4, 2022, for our most recent disclosure on Energy Fuels’ diversity statistics.

Available Information

Detailed information about Energy Fuels is, and will continue to be, included in our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedules 14A and other reports, and amendments to those reports that we file with or furnish to the SEC and, for Canadian purposes, the Ontario Securities Commission (“OSC”). The Company is a U.S. domestic issuer for SEC reporting purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. GAAP and its primary trading market is the NYSE American. However, prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. All such Forms 10-K, 10-Q and 8-K, including any amendments to such reports, filed after January 1, 2016 are available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this Annual Report. In addition, all public filings, including Insider Reports, of the Company can be found on the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) platform, and on the OSC’s System for Electronic Document Analysis and Retrieval (“SEDAR”) and System of Electronic Disclosure by Insiders (“SEDI”). We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:

Energy Fuels Inc.
225 Union Blvd., Suite 600
Lakewood, Colorado, 80228
Tel: 303.974.2140
Fax: 303.974.2141
Toll Free: 1.888.864.2125
E-mail: investorinfo@energyfuels.com

Additionally, our Articles of Incorporation and By-laws, Charters of the Audit, Compensation, GN and EHSS Committees, Sustainability Report, and the majority of our Company policies, are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

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

Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident or fear of a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, potentially, those planned in President Biden’s 2023 fiscal budget and those taken pursuant to the newly established U.S. Uranium Reserve Program. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. With respect to REEs, such factors include, among others: demand for REEs; political and economic conditions in REE producing and consuming countries; REE-bearing ore supply from secondary sources; international interest in the purchase of RE Carbonate, absent a U.S.-based separation facility; public and political response to REE initiatives at the Mill; governmental investment in domestic REE infrastructure; world production levels; costs of production; risks associated with foreign governmental actions, policies, laws, rules and regulations, and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to the Company and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of RE Carbonate, REE oxides, and other REE products and services to world and domestic markets; and other government actions, including licensing and import requirements.

Other factors relating to the price of uranium, vanadium and REEs include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium and RE Carbonate, REE oxides and other REE products and services by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction, recovery or processing at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium recovery and other business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium and REE prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium, vanadium or REE prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from or processed at our properties will be such that any deposits can be operated at a profit.

Our profitability is directly related to the market price of uranium, vanadium and REEs recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into additional term contracts for future sales of uranium, vanadium or RE Carbonate at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.

The majority of our properties do not contain Mineral Reserves under S-K 1300 and NI 43-101, and some of the Company’s properties, projects, and facilities are not economic at today’s commodity prices.

Only two of our properties – Sheep Mountain and Pinyon Plain – contain Mineral Reserves under SEC S-K 1300 and NI 43-101 (see “Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates”). At current uranium and vanadium prices, many of our properties, projects, and facilities are not economic for uranium or vanadium extraction, recovery, or processing. At our Pinyon Plain Project, we are currently evaluating the possibility of recovering copper as a byproduct along with uranium and the impact of any recovered copper on the economics of that project at current uranium prices. We intend to continue to hold, and in certain cases advance, a number of those properties, projects, and facilities in anticipation of possible future increases in the prices of uranium and/or vanadium, as the case may be. However, there can be no assurance that uranium and/or vanadium prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery, or processing activities at those projects or facilities. Similarly, there can be no assurance that the value of any copper recovered as a byproduct at the Pinyon Plain Project will be sufficient to advance that project without increases in the price of uranium and/or copper. We continue to hold such properties, projects, and facilities because we believe that uranium and/or vanadium prices are likely to rise to such levels within a reasonable time period and that the Company could potentially be able to demonstrate a significant copper credit at the Pinyon Plain Project, and the ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and in some cases maintaining on standby such properties, projects, or facilities, we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects, or facilities.

Exploration, development, extraction, mining, recovery and milling of minerals, and the transportation and handling of the products recovered, are subject to extensive international, federal, state and local laws and regulations.

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

Mineral extraction is subject to potential risks and liabilities associated with impacts to the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, milling, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium, monazite or other exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy, or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for environmental losses generally or for certain other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.

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

There is a risk that current and future administrations will not support mining, uranium mining, nuclear energy or other aspects of our business and may limit, restrict or prevent the use of public lands for mining and other activities.

Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. The development of mineral properties and related facilities is contingent upon governmental approvals that are complex and time consuming to obtain and which, depending upon the location of the project, involve multiple governmental agencies. The duration and success of such approvals are subject to many variables outside of our control. Any significant delays in obtaining or renewing such permits or licenses in the future could have a material adverse effect on us. In addition, the international marketing of uranium is subject to governmental policies and certain trade restrictions, such as those imposed by the suspension agreement between the U.S. and Russia. Changes in these policies and restrictions may adversely impact our business.

Public acceptance of nuclear energy and competition from other energy sources is unknown.

Growth of the uranium and nuclear industry will depend upon continued and increased acceptance of nuclear technology as an economic means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, including the risk of a nuclear incident and fears of nuclear incidents in the event of terrorism, wars or insurrection, the industry is subject to public opinion risks that could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry. Nuclear energy competes with other sources of energy, including oil, natural gas, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Sustained lower prices of oil, natural gas, coal and hydroelectricity may result in lower demand for uranium concentrates. Increased government regulation and technical requirements may make nuclear energy uneconomic, resulting in lower demand for uranium concentrates. Technical advancements and government subsidies in renewable and other alternate forms of energy, such as wind and solar power, could make these forms of energy more commercially viable and put additional pressure on the demand for uranium concentrates.

Unfavorable media coverage of mining or nuclear energy could negatively affect our business.

The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, as well as the production of RE Carbonate, separated REE oxides and the extraction and concentration of radioisotopes for use in medical isotopes, some of which can be inaccurate, non-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.

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

The uranium and REE industries are highly competitive.

The international uranium industry, including the supply of uranium concentrates, is competitive. We market uranium in direct competition with supplies available from a relatively small number of uranium mining companies, from nationalized uranium companies, from uranium produced as a byproduct of other mining operations, from excess inventories, including inventories made available from decommissioning of nuclear weapons, from reprocessed uranium and plutonium, from used reactor fuel, and from the use of excess Russian enrichment capacity to re-enrich depleted uranium tails. A large quantity of current world production is foreign state subsidized and appears to be relatively inelastic, in that uranium market prices appear to have little effect on the quantity supplied. In the case of foreign state subsidized production, uranium production may not be fully subject to market factors and may be sold at prices that may be less than the cost of production. The supply of uranium from Russia is, to some extent, impeded by a number of international trade agreements and policies. These agreements and any similar future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available in the U.S. and Europe.

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

The REE industry is competitive, particularly to the extent it is dominated by China, which produces 83% of refined REE products. Many Chinese companies are state-supported or subsidized, and Chinese companies bid aggressively to acquire monazite to feed this production. The Company competes with Chinese companies and companies from other countries that are in or trying to break into the REE market, for sources of monazite and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop, and extract monazite from such properties. There is competition for a limited number of monazite acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. The Company believes that competition for acquiring monazite prospects, production of REE products and completing REE product sales will continue to be intense in the future.

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

There can be no assurance that, as the Company mines its properties or disposes of properties, the reduction of existing mineral resources through depletion or sales will be replaced with new resources of comparable value.

There is uncertainty in the estimation of Mineral Reserves and Mineral Resources.

Only two of our properties – Sheep Mountain and Pinyon Plain – contain Mineral Reserves as defined under S-K 1300 and NI 43-101. See “Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”

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

Requirements for our products and services may be affected by: technological changes in nuclear reactors, enrichment, and used uranium fuel reprocessing; facilities and processes for REE and radioisotope recovery; and substitutes for REEs and the radioisotopes the Company may potentially be producing. These technological changes could reduce the demand for our products and services and/or increase the supply of competitive products and services. The cost competitiveness of our operations may be impacted through the development and commercialization of other mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over the Company, or that reduce the demand for the Company’s products and services or make them obsolete.

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

There are a number of risks inherent to our REE activities, which include the following:

•The risk of achieving and maintaining an adequate supply of monazite sands for processing at the Mill. Although the Company has acquired the Bahia Project, the Bahia Project is currently an exploration and development project and is not an operating mine at this time. As a result, the Company does not currently own its own operating monazite-bearing mines and is completely dependent on contractual arrangements for its REE feed sources at this time. There can be no guarantee that the Company will be able to secure adequate monazite supply over the long-term at suitable prices or that the Bahia Project will be developed into an operating monazite-producing mine. In addition, the price the Company may be required to pay for monazite sands is subject to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential acquisitions of additional mines or resource properties and joint ventures with mine or resource property owners but there can be no guarantee that any such acquisitions or joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore sources and rely on REE separation facilities located outside the U.S., we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources and/or REE separation facilities;
•The risk of being able to contract to sell the Mill’s REE product at satisfactory prices. The Company has entered into one sales contract with an REE separation facility and intends to secure potential sales contracts with other REE separation facilities for the sale of the RE Carbonate produced at the Mill, but there can be no guarantee that any such contracts will be entered into on satisfactory terms, or at all, or extended, in the future. If the Company is not able to secure adequate contracts for the sale of its RE Carbonate, REE oxides or other REE products, we may be required to hold our RE Carbonate, REE oxides and other REE products in inventory until they can be sold at reasonable prices, which would require the commitment of the Company’s cash resources while the REE product is being held in inventory. We would also bear the risk that the REE product may not be able to be sold at reasonable prices in the future, either due to a lack of a market for the purchase of our RE Carbonate, and/or a reduction in REE commodity prices and hence a reduction in the value of the carbonate, REE oxides or other REE products. We anticipate that the U.S. government may take steps to support the development of a U.S. supply chain for REEs through price support or other mechanisms, but there can be no guarantee that any such support will be given, or if given, would benefit the Company.
•The risk of process failures in the production of RE Carbonates such as the ability of the Company to produce RE Carbonate to meet commercial specifications on a commercial scale at acceptable costs, which could prevent the commercial production of RE Carbonate at the Mill cost-competitively or at all;
•The risk that we may not be able to increase our sources of natural monazite sands or other ores in amounts sufficient to result in cost competitive production of RE Carbonate, REE oxides or other REE products at the Mill or elsewhere;
•The inability of the Company to successfully or cost-competitively process other types of REEs and uranium bearing ores at the Mill produced from coal-based resources;
•The inability of the Company to successfully enhance and modify existing Mill facilities to commission or otherwise construct and operate its planned REE separation circuits at the Mill or elsewhere, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere, at acceptable costs or at all;
•The risk of permit and license challenges or the failure to obtain any needed permit or license amendments. The Mill can produce RE Carbonate, along with uranium, from natural uranium- and REE-bearing monazite sand ores, but additional permitting or licensing may be required to permit certain of the Company’s planned REE separation circuits and facilities and potential REE metal and metal alloy facilities at the Mill or elsewhere. The existing licensing regime and any new permits or licenses or amendments that may be required are subject to challenge, which could delay or prevent existing production or any new construction, as well as any separation and other activities;
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
•The risk that further exploration, permitting and development work on the Bahia Project may result in a determination by the Company that developing a mine on the property is not feasible;

•The risk of conducting exploration and mining activities in Brazil, including: the need to rely on English/Portuguese translations provided by third parties; variations in laws, labor practices, and social norms that could impact the Company’s ability to conduct business in a timely and effective manner; and delays caused by cross-border logistics, such as import and export processes; and
•Increases in the supply of REEs through the addition of REE processing facilities could increase the global supply of REEs and reduce the price of REEs and REE products. Sustained reductions in the price of REEs would impact the Company’s returns from its REE initiatives and could render them infeasible.

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
•The risk that the Company is not able to enter into commercial commitments for the sale of offtake of radioisotopes that are adequate to justify the capital and other expenditures required to produce the radioisotopes;
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

SEC Industry Guide 7 has been rescinded and replaced by S-K 1300, which requires that the Company disclose specific information related to its material mining operations, including with particularity its Mineral Resources and Mineral Reserves. While S-K 1300 is substantively the same as NI 43-101 (with the primary difference being NI 43-101’s required format, a matter on which S-K 1300 is silent), the regulatory changes nonetheless required the Company to update its existing technical reports to ensure its continued compliance within the U.S. requirements. However, S-K 1300 is subject to unknown interpretations, which could require the Company to incur substantial costs associated with compliance. The Company has prepared one report for each of its material properties to comply with the requirements of both S-K 1300 and NI 43-101; however, there has been little guidance as to the acceptability of such an approach by the SEC and OSC. Where substantive disclosure in one regulatory scheme is more restrictive/stringent than in the other, the Company has opted to take the more restrictive/stringent approach. As NI 43-101 has a prescribed format and S-K 1300 does not, the reports follow the formatting requirements of NI 43-101. This is only the second year in which the Company has been required to comply with both S-K 1300 and NI 43-101 and, as such, the nature of the SEC’s enforcement, interpretation and application of S-K 1300 is still not fully understood. Any further revisions to, or interpretations of, S-K 1300 or NI 43-101 could result in the Company incurring unforeseen costs associated with compliance, including in relation to its NI 43-101 disclosure.

We are a “large accelerated filer” and are subject to a fully integrated audit pursuant to the Sarbanes-Oxley Act.

The Company is a “large accelerated filer,” meaning that, as of December 31, 2022 (and for the first time as of December 31, 2021): (i) we had a public float of $700 million or more as of the most recently completed second fiscal quarter; (ii) we had been subject to the requirements of the Exchange Act Section 13(a) or 15(d) for a period of at least 12 calendar months; (iii) we filed at least one annual report pursuant to the Exchange Act Section 13(a) or 15(d), and (iv) we were not eligible to use the requirements for “smaller reporting companies” under the applicable revenue test.

As such, we are subject to a fully integrated audit pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, in order to assess, as of the most recent fiscal year-end, the effectiveness of the Company’s internal control structure and procedures for financial reporting, as reported in an audit report of our independent public accounting firm. As a result, there are risks that one or more significant deficiencies or material weaknesses may be identified in the Company’s internal controls and procedures requiring remediation.

Our future business and results of operations face uncertainties as a result of any action or inaction of the U.S. Government pursuant to the newly established U.S. Uranium Reserve Program.

On December 27, 2020, the COVID-Relief and Omnibus Spending Bill, which includes $75 million for the proposed establishment of a strategic U.S. uranium reserve, was signed into law. While the newly established U.S. Uranium Reserve Program made its first appropriations in December 2020, there remains a risk that, if any future required appropriations passed by the U.S. Congress are deferred, or if they are implemented in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not support production activities improve and/or the Company’s REE and TAT initiatives are not adequate to otherwise sustain the Company’s other business activities, we may reduce our operational activities, including potentially monetizing certain non-core assets as required in order to minimize our cash expenditures while preserving our core asset base for increased production in the future as market conditions may warrant.

Participation in Industry Trade Petition and related activities could have negative repercussions.

The Company previously participated in the filing of a Petition for Relief with the U.S. Department of Commerce (“DOC”) under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security, which resulted in the establishment of the Working Group on July 12, 2019 to study U.S. nuclear fuel production, including uranium mining, in order “to develop recommendations for reviving and expanding domestic nuclear fuel production” and to “reinvigorate the entire nuclear fuel supply chain, consistent with United States national security and nonproliferation goals.” Based on recommendations from the Working Group, the U.S. Congress included in its COVID-Relief and Omnibus Spending Bill, which was signed into law on December 27, 2020, $75 million for the proposed establishment of a strategic U.S. uranium reserve, which was established later in 2022.

Although the Company believes the bipartisan appropriation was a significant accomplishment that has directly benefited Energy Fuels through the U.S. Uranium Reserve Program's first round of contract awards and that will ultimately strengthen the U.S. uranium mining industry, bolster national defense, and improve supply diversification for U.S. utilities and their customers, there is a risk that future contract awards, if any, may be given in a way that does not benefit the Company. There is also the potential for negative responses or repercussions to Energy Fuels' receipt of any such U.S. Uranium Reserve Program contract awards from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad, which could have a negative impact on the Company and its operations. In addition, the costs of pursuing such actions have been and could continue to be significant.

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

Our operations on U.S. federal lands may be impacted by mineral withdrawals by the U.S. federal government or the designation of a national monument by the U.S. President, either of which could have a significant impact on the Company and our operations.

Mining claims on U.S. federal lands are subject to mineral withdrawals by the federal government or the designation of national monuments by the President of the U.S. under the Antiquities Act. In both cases the withdrawal or the designation of a national monument withdraws the area from location and entry under the Mining Law, subject to valid existing rights. What this means is that no new mining claims may be filed on the withdrawn or designated lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal or designation and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all of our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Mineral claims that are in the exploration stage and upon which economic deposits have not yet been delineated are generally prevented from proceeding to the plan of operations stage during the withdrawal period or indefinitely in the case of the designation of a national monument. See the discussions under Part I, Item 1. “Land Tenure,” above, for a discussion on the recent Grand Canyon withdrawal and designation of the Bears Ears National Monument, both of which do not have significant impacts on the Company at this time, but which have the potential to significantly impact the Company in the future.

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

The new or lasting impacts of the USMCA (formerly NAFTA) on the Company remain unclear, and any action by the President of the United States to withdraw from or materially modify certain other international trade agreements in the future could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. domestic issuer for SEC reporting purposes, and substantially all of our assets, operations and employees are in the U.S., the Company is incorporated in Ontario, Canada. On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of the North American Free Trade Agreement (“NAFTA”) in what is known as the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020 after being approved by the U.S. Congress. At this time, the new or lasting impacts of the USMCA on the Company remain unclear. In addition, if the President of the United States takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.

Possible amendments to the General Mining Law or other laws could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the U.S. Mining Law, as amended. Such bills have proposed, among other things, to (i) either eliminate or greatly limit the right to a mineral patent; (ii) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (iii) impose a federal royalty on production from unpatented mining claims; (iv) impose time limits on the effectiveness of plans of operation that may not coincide with mine or facility life; (v) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vi) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws; and (vii) allow for administrative determinations that mining or similar activities would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for construction and development and the economics of existing operating mines and facilities. Passage of such legislation could adversely affect our financial performance.

The EPA has in recent years announced an intention to propose new rules that, if promulgated, could result in increases in mine surety arrangements to cover currently non-existing and unidentified potential future environmental costs, which could severely impact or render infeasible many existing or prospective mining operations. EPA dropped this proposal after considering comments received during the public participation process. Nevertheless, there is a risk that similar regulations could be proposed in the future, which could have significant impacts on the Company and the mining industry as a whole.

Risks Related to Our Business

Our mineral properties may never be put into a state of production.

Our mineral properties may never be put into a state of production. We have Mineral Reserves as defined by S-K 1300 and NI 43-101, on only two of our projects — the Sheep Mountain Project and the Pinyon Plain Project. Because the probability of an individual prospect ever having Mineral Reserves as defined by S-K 1300 and NI 43-101 is uncertain, our other properties may not contain any Mineral Reserves. Even if Mineral Reserves are identified, we may not put a property into a state of production due to insufficient capital or other reasons. Any funds spent on exploration, construction, development, extraction, and recovery may be lost. We do not know with certainty that economically recoverable uranium exists on any of our properties as defined by S-K 1300 and NI 43-101. Further, although we are undertaking uranium extraction activities at our Mill, our lack of established reserves on a number of our properties means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover additional uranium in commercially exploitable quantities, and our identified deposits currently classified as Mineral Resources may never qualify as commercially mineable Mineral Reserves. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

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

At current uranium and vanadium prices, none of the Company’s conventional mines were actively mined in 2022; all such conventional properties are either on standby, in the evaluation and permitting phase, undertaking rehabilitation and preparedness work, or inactive, and no third-party conventional properties are operating to provide mill feed. In times of depressed commodity prices, when conventional mine production is on standby, the Mill has relied primarily on processing Alternate Feed Materials and has also recycled tailings pond solutions for the recovery of uranium and vanadium. The Company continuously seeks to identify and secure additional Alternate Feed Materials and other sources of mill feed, such as materials from the cleanup of AUM sites. The Company is also continuing with its commercial production of RE Carbonate, having commenced such production at the Mill in 2021 and is performing modifications and enhancements to the Mill’s circuits to allow for the separation of REE. However, there can be no assurance that sufficient conventional ores, Alternate Feed Materials, suitable tailings pond solutions and/or other sources of mill feed will be available in the future, or that our planned increases to production of RE Carbonate and separated REE oxides will be successful, so as to allow us to operate the Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

There can be no guarantee that we will be able to enter into additional new term sales contracts in the future for uranium, vanadium or REEs on suitable terms and conditions.

The Company secured three new long-term sales contracts with U.S. nuclear utilities in May 2022 and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia's ongoing invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. However, there can be no guarantee that the Company will be able to enter into additional long-term contracts for the delivery of significant amounts of uranium at satisfactory prices in the future. Fixed-price long-term contracts for vanadium are generally not available and the Company’s existing contract for the sale of RE Carbonate is at prices that vary with the prices of REEs. Thus, there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of significant amounts of vanadium or RE Carbonate or other REE products at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.

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

We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements, and which may adversely affect our assets, results of operations, and/or future prospects.

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

Although all of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all of the bonded amounts, to the extent the bonded amounts are not fully collateralized, we will be required to provide additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.

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

The Company has had negative cash flow from operations in prior years, and at low commodity prices a number of our mining properties will be on standby, making it less likely that the Company will be able to generate positive cash flows from operations in those circumstances. If the Company cannot generate positive cash flows from operations, its ability to fund its operations and implement its business plans may depend on its ability to obtain financing through joint ventures, debt financing, equity financing or other means. There can be no assurance that we will be able to achieve and maintain positive cash flow from operations to fund our financing needs. Further, if cash flows from operations are negative, there is no assurance that the Company will be able to raise additional funds, if needed, or that if any such additional funds are raised, that the Company will be able to raise such funds on commercially attractive terms. If we do not achieve positive cash flows or are unable to raise additional funds when needed, we may not be able to continue to fund our operations.

We are subject to costs associated with decommissioning and reclamation of our properties.

As owner and operator of the Mill, the Nichols Ranch Project and numerous uranium and uranium/vanadium projects and other facilities located in the U.S. and certain permitting, construction, development and exploration properties, and for so long as we remain an owner thereof, we are obligated to eventually reclaim or participate in the reclamation of such properties. Our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion, but not all, of the bonded amounts. Although our financial statements will record a liability for the asset retirement obligation, and the bonding requirements are generally periodically reviewed by applicable regulatory authorities, there can be no assurance or guarantee that the ultimate cost of such reclamation obligations will not exceed the estimated liability to be provided on our financial statements. Further, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur.

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

Our mineral properties may be subject to defects in title or risks of forfeiture.

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

The granting of mineral rights in Brazil is performed in four steps: exploration authorization, right to request a mining concession, mining concession request and mining concession grant. Each step requires that certain actions be taken, results be achieved by the Company, and in some circumstances approvals be obtained, within certain time periods, which can be extended or renewed in certain circumstances by the Brazilian National Mining Agency (“ANM”). The Company’s mineral rights in Brazil are at risk of being forfeited if the Company fails to take the required actions, fails to achieve the required results or fails to obtain the required approvals, within the required time frames and ANM declines to extend or renew such time frames. The forfeiture of any such mineral rights could have a material adverse effect on our operations. See Part I, Item 2 “The Bahia Project,” below.

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

We may from time to time prepare estimates of future uranium, monazite or other mineral extraction and recovery, or increases in uranium, monazite or other mineral extraction and recovery, for particular operations, or relating to our ability to increase uranium, monazite or other mineral extraction and recovery in response to increases in commodity prices, as market conditions warrant or otherwise. No assurance can be given that any such extraction and recovery estimates will be achieved, nor can assurance be given that extraction or recovery increases will be achieved in a cost effective or timely manner. Failure to achieve extraction and recovery estimates or failure to achieve extraction and recovery in a cost effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of mineral resource and reserve estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or lack thereof, or injunctions or lack thereof, relating to any approvals, licenses or permits.

Our actual uranium, monazite or other mineral extraction and recovery may vary from estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution and metallurgical and other characteristics; short term operating factors relating to the mineral resources and reserves, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with extraction, mining and recovery; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.

In addition, the Company is evaluating potentially recovering copper at the Mill as a byproduct with uranium from its Pinyon Plain Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a byproduct on an economic basis.

We depend on the issuance of license amendments and renewals, which cannot be guaranteed.

We maintain regulatory licenses and permits in order to operate our Mill and Nichols Ranch Project and other mines, which are subject to renewal from time to time and are required in order to operate in compliance with applicable laws and regulations. In addition, depending on our business requirements, it may be necessary or desirable to seek amendments to one or more of our licenses or permits from time to time. While we have been successful in renewing our licenses and permits on a timely basis in the past and in obtaining such amendments as have been necessary or desirable, there can be no assurance that such license and permit renewals and amendments will be issued by applicable regulatory authorities on a timely basis or at all in the future.

We will need to continuously add to our Mineral Reserve and Mineral Resource base and to our Alternate Feed Materials.

The majority of our properties do not contain any Mineral Reserves under S-K 1300 and NI 43-101. See “Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”

Our material Mineral Resources are located at the Nichols Ranch Project, the Pinyon Plain Project, the Roca Honda Project, the Sheep Mountain Project, the Bullfrog Project and the La Sal Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other Mineral Resources or Mineral Reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current Mineral Resources and Mineral Reserves (Pinyon Plain and Sheep Mountain) are depleted. There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our Mineral Resources or finding or developing Mineral Reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.

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

In addition, we rely on monazite for our RE Carbonate and planned REE oxides at the Mill. There can be no assurance that additional sources of monazite will be forthcoming in the future on commercially acceptable terms or otherwise.

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

Our success will largely depend on the efforts and abilities of certain senior officers and key employees, some of whom are approaching retirement. Certain of these individuals have significant experience in the uranium and REE industries. The number of individuals with significant experience in these industries is small. While we do not foresee any reason why such officers and key employees will not remain with us, other than through retirement, if for any reason they do not, we could be adversely affected. We have not purchased key person life insurance for any of these individuals, other than for our Chief Executive Officer.

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

We are dependent on business partner, government and third-party consents and approvals.

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

Some of our directors are also directors of other companies that are similarly engaged in the business of acquiring, exploring and developing natural resource properties. Such associations may give rise to conflicts of interest from time to time. In particular, one of the consequences will be that corporate opportunities presented to a director may be offered to another company or companies with which the director is associated and may not be presented or made available to us. Our directors are required by law to act honestly and in good faith with a view to the best interests of the Company, to disclose any interest which they may have in any project or opportunity of the Company, and to abstain from voting on such matter. Conflicts of interest that arise will be subject to and governed by the procedures prescribed in our Code of Ethics and by the OBCA.

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

Although our primary trading market is the NYSE American, we have a majority of U.S. resident shareholders, are a U.S. domestic issuer for SEC reporting purposes, and substantially all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario, and as a result, investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report based on civil liabilities provisions of the federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence.

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

We may be required to provide financial statements of one or more of our equity method investees in our Annual Reports on Form 10-K and rely on our equity method investees to provide us with these financial statements to fulfill our SEC reporting obligations.

We account for our economic ownership interest in our equity method investments using the equity method of accounting or at fair value using the fair value option (collectively, the “equity method investees”). Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we may be required to provide in our Annual Report on Form 10-K financial statements for these equity method investees (the “Regulation S-X Financial Statements”). If required to provide Regulation S-X Financial Statements for these equity method investees, we have relied, and may in the future rely, on these equity method investees to provide us with their Regulation S-X Financial Statements. In addition, we do not control the financial reporting process of our equity method investees and cannot change the way in which these equity method investees report their respective financial results.

These equity method investees may not provide us with the Regulation S-X Financial Statements necessary to enable us to complete our SEC filings on a timely basis or at all. If we are required to provide Regulation S-X Financial Statements for any of our equity method investees and are unable to do so, it may cause us to no longer be deemed timely and current with our SEC reporting obligations. In such event, we could become ineligible to use a registration statement on Form S-3. In addition, the SEC may not declare effective any registration statement that we file in connection with an offering that requires the financial statements under Rule 3-09 to be included. Any resulting inability to complete a registered offering may materially adversely impact our business, liquidity position, growth prospects, financial condition and results of operations.

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

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition, and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008, economic problems in the U.S. and Eurozone caused deterioration in the global economy, as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium, vanadium and REEs, as well as currencies and global debt and stock markets. As a result of the ongoing COVID-19 pandemic, or in the case of a future pandemic or other widespread health emergency, quarantine or other requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

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

Russia’s Invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and rising concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.

Russia’s February 2022 invasion of Ukraine is severely impacting global energy markets and supply chains by causing economic uncertainty, price volatility, supply shortages and national security concerns to such a degree that the International Energy Agency (“IEA”) has called it “the first truly global energy crisis, with impacts that will be felt for years to come.” As the Company is engaged in a number of energy sectors, including uranium, REEs and vanadium, it is expected that such global impacts will necessarily impact the Company, though the full extent of any such impacts are not well understood at this time. While supply and shipping impacts could materially interfere with our ability to conduct business, for example, other global responses - such as the U.S. Inflation Reduction Act’s provision of funds for energy and climate programs, including the expansion of tax credits and incentives to promote clean energy technologies (see Table 6.3 “Recent policy changes and announcements regarding electricity supply,” World Economic Forum), and an apparent shift away from global reliance on Russian exports via government sanctions and other means - could materially benefit our business by creating additional market opportunities with utilities providers attempting to lessen their reliance on Russian markets.

The uranium industry also risks renewed skepticism and distrust as a result of Russia’s invasion of Ukraine. According to the World Nuclear Association (“WNA”), “In the early hours of 4 March the Zaporizhzhia plant in southeastern Ukraine became the first operating civil nuclear power plant to come under armed attack. Fighting between forces overnight resulted in a projectile hitting a training building within the site of the six-unit plant. Russian forces then took control of the plant. The six reactors were not affected and there was no release of radioactive material. Since late October, Russia has repeatedly targeted Ukraine’s civilian infrastructure, including the country’s energy system, with missile strikes. Widespread blackouts have resulted, and external power supply to all four of the country’s nuclear plants has been affected.” (WNA, “Ukraine: Russia-Ukraine War and Nuclear Energy,” Feb. 6, 2023). Russia’s interference with Ukrainian nuclear plants in violation of Article 56 of the Additional Protocol of 1979 to the Geneva Conventions, which states that nuclear power plants “shall not be made the object of attack, even where these objects are military objectives, if such an attack may cause the release of dangerous forces and consequent severe losses among the civilian population” (WNA, 2023), may result in increased and serious harm to global reception to nuclear energy due to the current war’s proximity to Chrenobyl, site of the then-Soviet Union's 1986 nuclear accident.

At this time, no changes in the Company's internal control over financial reporting resulting from the Russian invasion of Ukraine and/or supply chain disruptions have been deemed necessary.

COVID-19 may negatively impact our operations and could create economic and/or financial disruptions, which may negatively impact our business, operations, personnel and/or financial condition.

The Company continues to respond to the effects of the global COVID-19 pandemic on the Company’s business objectives, projections and workforce. To date, the Company has not been required to shut down any operations as a result of COVID-19, and none of the operational adjustments made have been material to the Company. Should circumstances again worsen, any potential economic and financial disruptions could require the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time, which could have a material impact on the Company’s business, operations, personnel and financial condition.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results and/or prevent fraud.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. DESCRIPTION OF PROPERTIES

Material Property
WYOMING
UTAH
COLORADO
TEXAS
NEW MEXICO
ARIZONA
Nichols Ranch
Sheep Mountain
La Sal
Bullfrog Project
White Mesa Mill
Pinyon Plain
Roca Honda
Alta Mesa
29
90
84
25
80
76
70
15
44
40
20
10
35
N
0 50 100 200 300
Miles

Overview

Energy Fuels is a leading US-based critical minerals company. The Company mines uranium and produces natural uranium concentrates that are sold to major nuclear utilities for the production of carbon-free nuclear energy. Energy Fuels recently began production of advanced REE materials at the White Mesa Mill, including mixed RE Carbonate, and plans to produce commercial quantities of separated REE oxides at the White Mesa Mill in the future. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments. Energy Fuels holds two of America's key uranium production centers: the White Mesa Mill in Utah and the Nichols Ranch ISR Project in Wyoming. The Company recently acquired the Bahia Project in Brazil, which is believed to have significant quantities of titanium (ilmenite and rutile), zirconium (zircon) and REE (monazite) minerals.

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

The Company announced on November 14, 2022 that it had entered into a definitive agreement to sell three wholly owned subsidiaries, which together hold Energy Fuels’ Alta Mesa ISR Project, to enCore Energy for $120 million of total consideration, with $60 million cash paid at or prior to closing on February 14, 2023 and another $60 million secured through a convertible note, payable in two years from closing and bearing annual interest of 8% (see “Material Transactions,” above).

Conventional Uranium Activities

The Company conducts its conventional uranium extraction and recovery activities through its 100% owned White Mesa Mill, which is the only operating conventional uranium mill in the U.S. The Mill located near Blanding, Utah is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation (both open pit and underground), which is permitted, and the proposed Sheep Mountain Processing Operation (heap leach), which is not permitted at this time.

The Company’s principal conventional uranium properties include the following:

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

The Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility that mills uranium mineralized materials from the Company’s uranium mines on the Colorado Plateau as well as ore purchased or toll milled from third party miners in the region, as market conditions warrant. In addition, the Mill can recycle other uranium-bearing materials not derived from conventional ore, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential Alternate Feed Materials for the recovery of uranium. The Mill is also pursuing other opportunities to process mineralized materials from the clean-up of abandoned uranium mines on the Navajo Reservation and in the Four Corners area of the U.S. Energy Fuels recently began production of advanced REE materials at the White Mesa Mill, including mixed RE Carbonate, and plans to produce commercial quantities of separated REE oxides at the White Mesa Mill in the future. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments. See Part I, Item 1. “Development of the Business: The Company's Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics.”

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Conventional Activities (Other)

Bahia Project

On May 19, 2022, the Company announced that it had entered into binding agreements to acquire 17 Agencia Nacional de Mineracao (“ANM”) Process Areas totaling 15,089.71 hectares in the state of Bahia, Brazil comprising the Bahia Project, which closed on February 10, 2023. The primary minerals associated with the Bahia Project are ilmenite, rutile, zircon and monazite. See “Bahia Project,” below. The Company acquired the Bahia Project to expand its in-ground holdings of monazite for REE processing at the Mill. See Item I, “Material Transactions” and “2022 Corporate Developments” and Item 2, “The Bahia Project,” below. Under S-K 1300 regulations, Bahia Project is an exploration stage property because there are no Mineral Resources or Mineral Reserves disclosed for the property.

In 2023, the Company plans to initiate permitting activities, finish phase I of drilling (2,250 meters) and initiate phase II drilling on the Bahia Project, which is expected to provide the necessary data to disclose Mineral Resources on a portion of the project.

Uranium, Vanadium and Rare Earth Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium and total rare earth oxides recovered from the Company’s projects and facilities from January 1, 2018 to December 31, 2022:(1)

Recovery History (1)

Project or Source	2022	2021	2020	2019	2018
Alternate Feed Materials(2)
Tons (000)	3	---	NA(2)	NA(2)	NA(2)
Ave. % U3O8	3.3	---	NA(2)	NA(2)	NA(2)
Recovered Pounds U3O8 (000)	161	---	144(3)	---	561(3)
Tailings Solution Recycle & Production from In-Circuit Material(4)
Recovered Pounds U3O8 (000)	---	---	47	---	216
Recovered Pounds V2O5 (000)	---	---	67	1,807	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	---	0	---	---	---
Conventional Feed Materials(5)
Tons (000)	0.1	---	---	---	---
Contained Grade % U3O8	0.5	---	---	---	---
Recovered Pounds U3O8 (000)(6)	1	---	---	---	---
Recovered Pounds V2O5 (000)	---	---	---	---	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	95	120	---	---	---
Nichols Ranch(7)
Recovered Pounds U3O8 (000)	0.5	0.5	6	70	140
Alta Mesa(8)
Recovered Pounds U3O8 (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	162	---	197	70	917
Total Pounds of V2O5 Recovered (000)	---	---	67	1807	---
Total Metric Tons of TREO Recovered	95	120	---	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2) All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period 2018 – 2022. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3) The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties. The 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties. The 561,000 pounds recovered in 2018 from Alternate Feed Materials include 424,000 pounds recovered for the accounts of third parties.
(4) Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the Mill, though tons and grade are not available because they cannot be tied to any specific source.
(5) Includes uranium and TREO recovered from monazite processing.
(6) The 1,000 pounds of the 162,000 pounds of U3O8 packaged in 2022 is uranium recovered from monazite processing in 2021 and 2022. This amount does not include an additional approximately 1,000 pounds of U3O8 recovered during 2021 and 2022, which was in process and not packaged as of December 31, 2022. All uranium recovered from monazite processing in 2021 was retained in process and not packaged in 2021. A portion of uranium recovered in 2021 was packaged in 2022, with the remainder held in process as at December 31, 2022. The uranium concentration of monazite is comparable to typical Colorado Plateau conventional ores processed at the Mill on a regular basis. The relatively small quantities of uranium recovered from the monazite processed in 2021 and 2022 is a reflection of the low tonnage of monazite processed through the Mill during those years.
(7) Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to it.
(8) The Alta Mesa Project was held by the Company as of December 21, 2022, but sold on February 14, 2023.

Mineral Extraction

The following table shows the extraction history from 2018 to December 31, 2022 from the mineral properties currently owned by the Company:

Project(1)	2022	2021	2020	2019	2018
Nichols Ranch
Pounds U3O8 (000)	0.5	0.5	6	70	140
Notes:
(1) All properties reported in this table were owned by the Company on December 31, 2022 and continue to be owned by the Company. Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table.

Summary of Mineral Reserves and Resources

Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company’s Director of Technical Services, is the Qualified Person responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report. Except to the extent explicitly stated, the land tenure and permitting efforts disclosed in this Part I, Item 2 are not made in reliance on or with reference to any of the technical reports or the preliminary feasibility study referenced herein and attached hereto as Exhibits 96.1 through 96.7 and are the responsibility of Daniel Kapostasy in his capacity as a Qualified Person.

The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as defined in S-K 1300 and NI 43-101 as of December 31, 2022. Both S-K 1300 and NI 43-101 require mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. The Company reports Mineral Resources exclusive of Mineral Reserves. Except as stated below, the Mineral Reserve and Mineral Resource information shown below, which was reviewed and approved by Daniel Kapostasy, one of the Company’s non-independent Qualified Persons, is as reported in the various Technical Report Summaries prepared in accordance with S-K 1300 and NI 43-101 (the “Technical Report Summaries”) by Qualified Persons employed by SLR International Corporation (“SLR”), Woods Process Services, Consultants in Hydrogeology, Gochnour & Associate, Inc. and BRS Inc. (“BRS”), none of which is affiliated with the Company or any other entity that has an ownership, royalty, or other interest in the relevant property that is the subject of the Technical Report Summary. See “Material Properties.” Between December 31, 2021 and December 31, 2022, the only changes in our Mineral Reserves and Mineral Resources occurred on our Pinyon Plain Project. See “Material Properties – Pinyon Plain Project.”

Mineral Reserve Estimates - In Situ Uranium(1)(8)(9)(10)(11)

Project	Proven Mineral Reserves			Probable Mineral Reserves			Metallurgical Recovery
	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)
Sheep Mountain (Congo Pit)(2)	---	---	---	3,498	0.132	9,248	91.9%
Sheep Mountain (Underground)(3)	---	---	---	3,955	0.115	9,117	91.9%
Pinyon Plain(4)(5)(6)(7)	7.8	0.33	50.8	126.7	0.60	1,517	96%
Total Mineral Reserves			50.8			19,882

Notes:
(1)     The Mineral Reserve estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.
(2)     Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8) for the Congo Pit.
(3) Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(4) Underground Mineral Reserves were estimated by creating stope shapes. The stope shapes were created using a grade envelope of 0.15% U3O8, with a minimum mining width of 5 ft (including hanging wall and footwall dilution), on 10 ft vertical stope heights. and 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(5) The breakeven cut-off grade is 0.30% U3O8.
(6) A mining extraction factor of 95% was applied to the underground stopes, while underground development assumed a 100% mining extraction factor.
(7) The density varies according to the block model.
(8) Mineral Reserves are estimated using a long-term uranium price of $65 per pound U3O8 for Sheep Mountain and a uranium price of $60 per pound for Pinyon Plain. The long-term uranium price for Sheep Mountain is based on supply and demand projections for the period 2021-2035. The uranium price for Pinyon Plain is based on anticipated spot prices from 2023-2035.
(9) Numbers may not add due to rounding.
(10) The Mineral Reserves are fully excluded from the total Mineral Resources shown below.
(11) Mineral Reserves are 100% attributable to the Company.

Mineral Resource Estimates – In Situ Uranium(1)(2)(3)(4)(10)(11)

Project	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated			Inferred Mineral Resources			Metallurgical Recovery
	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)
ISR Properties
Nichols Ranch(5)	11	0.187	41	2,924	0.106	6,142	2,935	0.106	6,183	614	0.097	1,176	71% (measured) 60.4% (indicated/inferred)
Alta Mesa(6)	54	0.152	164	1,516	0.107	3,246	1,570	0.109	3,410	6,996	0.120	16,793	70%
ISR Subtotal			205			9,388			9,593			17,969
Conventional Properties
Pinyon Plain(7)(8)	---	---	---	37	0.95	703	37	0.95	703	5	0.50	48	96%
Roca Honda	208	0.48	1,984	1,639	0.48	15,638	1,847	0.48	17,622	1,513	0.46	13,842	95%
Sheep Mountain(9)	---	---	---	4,210	0.11	9,570	4,210	0.11	9,570	---	---	---	91.9%
Bullfrog	---	---	---	1,560	0.29	9,100	1,560	0.29	9,100	410	0.25	2,010	95%
La Sal(10)	---	---	---	---	---	---	---	---	---	823	0.26	4,281	96%
Conventional Subtotal			1,984			35,011			36,995			20,181
Total Mineral Resources			2,025			41,153			43,178			21,357

Notes:
(1) The Mineral Resource estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.
(2) Mineral Resources were estimated at various %eU3O8 or G.T. cut-off grades. Nichols Ranch 0.02% U3O8 (0.20 GT), Alta Mesa 0.02% U3O8 (0.3 GT), Pinyon Plain 0.30% (Uranium Only) and 0.40% (Uranium + Copper) eqv. U3O8, Roca Honda 0.19% U3O8, Sheep Mountain 0.05% U3O8 (0.10 GT Open Pit) and 0.05% U3O8 (0.3 GT Underground), Bullfrog 0.165% U3O8 (0.50 GT), and La Sal 0.17% U3O8.
(3) Mineral Resources were estimated using a long-term uranium price of $65/lb. The long-term uranium price for Sheep Mountain is based on supply and demand projections for the period 2021-2035.
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
(6) Includes Alta Mesa and Mesteña Grande. The Mineral Resources associated with Alta Mesa and Mesteña Grande were held by the Company on December 31, 2022, but sold on February 14, 2023.
(7) The name of the Canyon Project was changed to “Pinyon Plain Project” in 2020.
(8) The Pinyon Plain Measured and Indicated Mineral Resources exclude the Proven and Probable Mineral Reserves calculated in accordance with S-K 1300 and NI 43-101 of 1,567,800 pounds of U3O8 in 134,500 tons at a grade of 0.58%.
(9) The Sheep Mountain Indicated Mineral Resource excludes the Probable Mineral Reserves calculated in accordance with S-K 1300 and NI 43-101 of 18,365,000 pounds of eU3O8 in 7,453,000 tons at a grade of 0.123%.
(10) The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(11) Except for Nichols Ranch (see note 5), Mineral Resources are 100% attributable to the Company.

Mineral Resource Estimate – In Situ Vanadium(1)(2)(3)(4)(5)(6)(7)(8)(9)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources			Metallurgical Recovery
	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)	Tons (000)	Grade % V2O5	Pounds V2O5 (000)
La Sal(6)	---	---	---	---	---	---	823	1.08%	17,746	75%
Total Mineral Resources (V2O5)	---	---	---	---	---	---	823	---	17,746	75%
Notes:
(1) Both S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories.
(2) Mineral Resources were estimated at a %U3O8 or G.T. cut-off grade of 0.17%.
(3) The cut-off grade is calculated using a metal price of $65/lb U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Mineral Resources are based on a tonnage factor of 14.5ft3/ton (Bulk density 0.0690 ton /ft3 or 2.21 t/m3).
(6) Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(7) Total may not add due to rounding.
(8) Mineral Resources are 100% attributable to the Company.
(9) The La Sal Project includes the Energy Queen, Red Block, Beaver and Pandora properties.

Mineral Resource Estimate – In Situ Copper(1)(2)(3)(4)(5)(6)(7)(8)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources			Metallurgical Recovery
	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)	Tons (000)	Grade % Cu	Pounds Cu (000)
Pinyon Plain	6	9.6%	1,155	90	5.9%	10,553	4	6.5%	470	90%
Total Mineral Resources (Cu)			1,155			10,553			470	NA
Notes:
(1) The Mineral Resource estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.

(2) For the Main and Main-Lower zones of the Pinyon Plain Project, a 0.40% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. See the Pinyon Plain Project.
(3) Mineral Resources are estimated using a long-term uranium price of $65 per pound and a Copper price of $4.00 per lb. These prices are based on independent, third-party, and market analysts’ average forecasts as of 2022, and the supply and demand projections are for the period 2023 to 2035.
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
(7) The name of the Canyon Project was changed to “Pinyon Plain Project” in 2020.
(8) Mineral Resources are 100% attributable to the Company.

MATERIAL PROPERTIES

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Newcastle
SOUTH DAKOTA
WYOMING
Nichols Ranch & Satellite Properties
25
18
Mills
North Platte River
Casper
25
Douglas
18

The following technical and scientific description of the Nichols Ranch Project is based in part on the report titled “Technical Report on the Nichols Ranch Project, Johnson and Campbell Counties, Wyoming, USA” dated February 22, 2022 and effective December 31, 2021, as amended February 8, 2023, and prepared by Grant A. Malensek, M.Eng., P. Eng., Mark B. Mathisen, C.P.G., Jeremy Scott Collyard, PMP, MMSA QP, each a Qualified Person employed by SLR, Jeffrey L. Woods, MMSA QP, a Qualified Person employed by Woods Process Services, and Phillip E. Brown, C.P.G., R.P.G., a Qualified Person employed by Consultants In Hydrogeology (the “Nichols Ranch Technical Report Summary”). The Nichols Ranch Technical Report Summary was prepared in accordance with S-K 1300 and also constitutes a PEA pursuant to NI 43-101. The Nichols Ranch Project does not have known “Mineral Reserves” and is therefore considered under SEC S-K 1300 definitions to be an exploration stage property, despite commercial uranium extraction activities occurring as recently as 2019 (with de minimis levels of extraction more recently).

Property Description

The Nichols Ranch Uranium Complex (the “Complex”) is an existing ISR mine with associated prospective ISR properties located in Campbell and Johnson Counties, in eastern Wyoming, USA in the Pumpkin Buttes Mining District of the Powder River Basin, 80 miles northeast of the city of Casper, Wyoming. The Complex is located approximately at latitude 43°42' North and longitude 106°01' West. The proposed Nichols Ranch Project will produce approximately 366 lb of U3O8 annually. The Complex is an ISR project; it is not an underground or open pit project.

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

West North Butte
East North Butte
Johnson County
Campbell County
Willow Creek
Hank
Nichols Ranch
Central Processing Plant
North Rolling Pin
Jane Dough
N
0 ½ 1 2
Miles

Ownership

Except where noted in the individual sections below, all mineral rights associated with the Project including claims, surface use agreements, mineral leases, etc. were acquired through the acquisition of Uranerz in 2015. Annual land holding fees associated with the Projects for 2022 totaled $646,600. Details of property ownership are described below by project area.

Nichols Ranch

The permit boundary for the Nichols Ranch Area, located in Sections 7, 8, 17, and 18, T43N, R76W, encompasses 1,120.00 acres. Within the Nichols Ranch permit boundary, Energy Fuels Resources (USA) Inc. (“EFR”) has 38 unpatented lode-mining claims (totaling approximately 639 acres), two fee mineral leases and three Surface Use Agreements (“SUAs”). The claims and fee leases encompass approximately 920 acres. The mineral fee leases and SUAs have a 10-year primary term that has now been extended indefinitely due to the Project being in production. Provisions are set by the SUAs for reimbursement to the surface owner for damages resulting from operations.

Claims do not have an expiration date, however, affidavits must be filed annually with the BLM and respective county recorder’s offices in order to maintain the claims’ validity. In addition, most of the unpatented lode claims are located on Stock Raising Homestead land where the U.S. government has issued a patent for the surface to an individual and reserved the minerals to the U.S. government subject to the location rights by claimants as set forth in the 1872 Mining Law. The Nichols Ranch lode mining claims are held by Uranerz, which is 100% owned by the Company.

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

Jane Dough

The permit boundary for the Jane Dough Area encompasses approximately 3,680 acres. Within the Jane Dough permit boundary, the Company controls 117 unpatented lode-mining claims (totaling approximately 2,061 acres), three SUAs, and 16 9 fee mineral leases. The fee mineral leases and claims encompass approximately 3,121.43 acres. The fee mineral leases and SUAs have terms of 10 years. These leases have expiration dates ranging from 2027 to 2032. They can be extended by establishing production on the lease, which can be extended indefinitely. The SUAs have set provisions for reimbursement to the surface owner for damages resulting from the Company’s operations.

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

Hank

The Hank Area permit boundary encompasses approximately 2,250 acres. Within the permit boundary, the Company has 49 unpatented lode-mining claims (totaling approximately 968 acres), and one SUA covering approximately 1,392.58 acres. The Hank lode mining claims are held by Uranerz, which is 100% owned by the Company. The SUA is in effect as long as the unpatented lode-mining claims are maintained by annual payment.

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

North Rolling Pin

The North Rolling Pin (“NRP”) Area has 54 unpatented lode-mining claims (totaling approximately 1,018 acres) and one SUA. There are no mineral fee leases associated with the NRP Area. There is one SUA that will remain in force so long as the terms of the agreement are met. All of the unpatented lode mining claims have annual filing requirements with the BLM, to be paid on or before September 1 of each year. The claims area encompasses approximately 1,180 acres. The NRP lode mining claims are held by Uranerz, which is 100% owned by the Company.

Lode mining claims in the North Rolling Pin area are not subject to royalties. There are no fee mineral leases.

West North Butte

The West North Butte (“WNB”) Area claims were acquired by Uranerz, which was acquired by the Company in 2015. WNB is held by 109 unpatented lode-mining claims totaling approximately 1,800 acres. There are no fee leases associated with West North Butte. There is one SUA that will remain in force provided the terms of the agreement are met. The WNB lode mining claims are held by Uranerz, which is 100% owned by the Company.

East North Butte

The East North Butte (“ENB”) Area claims were acquired by Uranerz. ENB is held by 16 unpatented lode-mining claims totaling approximately 304 acres. There are no fee leases associated with East North Butte. There is one SUA which will remain in force so long as the terms of the agreement are met. The ENB lode mining claims are held by Uranerz, which is 100% owned by the Company.

None of the unpatented lode claims in the ENB Area are subject to a royalty. There are no fee mineral leases.

Willow Creek

The Willow Creek (“WC”) Area claims were acquired by Uranerz. WC is held by 11 unpatented lode-mining claims totaling approximately 191 acres. There are no fee leases associated with Willow Creek. There is one SUA that will remain in force so long as the terms of the agreement are met. The WC lode mining claims are held by Uranerz, which is 100% owned by the Company.

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

In the vicinity of the Complex, the climate is semi-arid and receives an annual precipitation of approximately 13 in., the majority of which falls from February to April as snow. Cold, wind, and snow/blizzards may occasionally present challenges for winter exploration and construction work in this area however operations can take place year-round. The summer months are typically hot, dry, and clear, except for infrequent high-intensity, short-duration storm events.

The Complex is located in Johnson and Campbell Counties. These counties are generally rural; according to the 2010 United States Census, there were 8,569 people living in Johnson County and 46,133 people living in Campbell County. Most of the workers at the Complex are from the local area and nearby communities such as Casper, Wyoming, approximately 80 mi southwest of the Complex. Casper is the county seat of Natrona County and, as of the 2010 census, has a population of 55,316. Casper has numerous industrial supply and service companies to support mining operations. EFR maintains an office in Casper to support its Wyoming mining operations.

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
The NRP Area consists of sagebrush and native grasses, covering rolling hills, steep walled gullies, and ephemeral streams. Elevations range from approximately 4,800 ft ASL to 5,180 ft ASL.

The WNB is located on the west flank of the North Pumpkin Butte. This area consists of sagebrush and native grasses, covering rolling hills, steep walled gullies, and flat-topped North Butte. Elevations range from approximately 4,900 ft ASL to 5,800 ft ASL, and generally slope from northeast to southwest.

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

In June 2015, EFR acquired all of the outstanding shares of Uranerz. Under that transaction, EFR acquired the Nichols Ranch Project, the Hank Project, the Reno Creek Property, the West North Butte Property, the North Rolling Pin Property, and the Arkose Project JV (a joint venture of ISR mining properties held 81% by Uranerz and 19% by United Nuclear Corp.), uranium sales contracts, and other assets, as well as the shares of Uranerz, which holds those assets. In May 2018, EFR sold its non-core Reno Creek Property to Uranium Energy Corp. In August 2018, EFR acquired royalties on the Nichols Ranch Project, along with royalties on several operating, standby, and advanced-stage ISR projects in Wyoming owned and operated by Power Resources, Inc., a wholly owned subsidiary of Cameco Corporation.

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

The WNB, ENB, and Willow Creek Areas were originally part of a large exploration area encompassing Townships 33 through 50 North of Ranges 69 through 79 West, on the 6th principal meridian. In 1966, MWM (now Excalibur Industries) began a successful drilling exploration program in a portion of this area. In 1967, MWM entered into an agreement with CCI for further exploration and option if suitable resources were found. CCI exercised its option in 1976 with plans to begin underground mining operations in the vicinity of North Butte. Changing economic conditions and the development of ISR mining technology reportedly ended much of CCI’s interest in the area.

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

The locators of the claims acquired rights to the properties comprising the WNB Area in 1987. In January 2007, Uranerz completed an acquisition of an undivided one-hundred percent interest in the claims comprising the WNB Area.

The locators of the claims acquired rights to the properties comprising the ENB Area in 1987. In January 2007, Uranerz completed an acquisition of an undivided 100% interest in the claims comprising the East North Butte Area.

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

The Complex is an advanced stage project which is licensed to operate by the NRC and the WDEQ. Construction of the processing facility began in 2011. Plant construction and initial wellfield installation was completed in 2014 and operations were initiated in April 2014. Production of 1,265,805 pounds of uranium oxide has been reported from initiation of production through December 31, 2019, via ISR mining. Since 2019, the Nichols Ranch portion of the Complex has been on standby due to low uranium prices.

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
(5) WDEQ-WQD - Wyoming Department of Environmental Quality Water Quality Division
(6) WDEQ-AQD - Wyoming Department of Environmental Quality Air Quality Division
(7) WSEO - Wyoming State Engineer’s Office
(8) WYPDES - Wyoming Pollutant Discharge Elimination System

Under the licensed plan, the Nichols Ranch Plant has been built, and a satellite processing facility is licensed for the Hank Project. In 2017, the NRC approved a source material license amendment to add the Jane Dough Property to the existing license for the Nichols Ranch Project, and the WDEQ approved an amendment to our Permit to Mine to incorporate the Jane Dough Property. The Jane Dough Property is now fully licensed and permitted as part of the Nichols Ranch Project. The Jane Dough Property is adjacent to the Nichols Ranch Wellfield and is expected to share its infrastructure. Uranerz is now able to bring the Jane Dough Property into extraction operations before the Hank Project. Due to its close proximity, extracted solutions from the Jane Dough Property may be delivered directly to our Nichols Ranch Plant by pipeline, thus eliminating the need for a larger capital outlay to construct a satellite plant as is planned for the Hank Project. The Jane Dough Property includes the Doughstick, South Doughstick and North Jane properties. Additional wellfields may be added to the extraction operations plan as the Company continues to assess geological data.

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

Data Verification

The primary assay data used to calculate the Mineral Resource estimate for the Complex is downhole radiometric log data. Calibration data for both natural gamma and prompt fission neutron (“PFN”) geophysical logging units are available for both historical and recent drilling. When drilling is active, both the natural gamma and PFN logging trucks are calibrated at least every three months. Natural gamma calibration is performed at DOE standard calibration facilities located in Casper, Wyoming. Commercial logging services for both natural gamma and PFN logging are calibrated at the DOE standard facilities located in Casper, Wyoming, and/or Grand Junction, Colorado.

Only natural gamma logs were used for Resource estimation as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The use of a PFN logging unit, which directly measures uranium content, would remove this risk. The disequilibrium factor applied to the Mineral Resource is 1.0.

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

The rationale for all Mineral Resource estimation methods is that there is continuity of mineralization from one sample point to another, whether they are drillhole pierce points, underground workings, surface trenches, or wellfields. When a mineral deposit has been tested by many drillholes, the estimate of tonnage and average grade by all conventional methods will likely be similar. When a deposit has been tested by a relatively few widely spaced or irregularly spaced drillholes, however, the estimates by various methods may vary greatly and a few high-grade or wide intercepts may have a large influence on the average grade or tonnage of the deposit. The contour method can be effective in reducing the influence of high-grade or wide intersections as well as the effects of widely spaced, irregularly spaced, or clustered drillholes. This is particularly the case for roll front uranium deposits. It can also be applied to estimate Mineral Reserves by deleting certain portions of the Mineral Resources estimated by the same method, such as clipping the edges of the contoured area, deleting certain parts of the tonnage estimate as pillars and sills and/or applying economic factors to the Mineral Resources.

The Mineral Resource estimates were calculated using GT contours with a minimum grade cut-off of 0.02% eU3O8 and a minimum mineralization thickness of 1.0 feet. The GT values of the subject sand intervals for each hole were plotted on a drillhole map and contour lines were drawn along the mineralization trend using ArcGIS software. The contour map was developed from the calculated GTs for various GT ranges. The areas within the GT contour boundaries, up to certain distances from the drillhole and to certain maximum areas of influence, were used for calculating estimates for resources. All resources were limited to the extent of the 0.2 GT boundaries. The contained pounds of uranium were calculated using the following formula:

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

The table below sets out the Mineral Resources estimates for the Nichols Ranch Project as of December 31, 2022. These estimates are derived from the Nichols Ranch Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Nichols Ranch Technical Report Summary remained accurate as of December 31, 2022.

Nichols Ranch Remaining Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Project Area	Cut-off (ft-%)(2)(8)	Tons (000s)	Grade (%U3O8)	Contained Metal (000s lb U3O8)	EFR Basis (%)	EFR Metal (000s lb U3O8)	Metallurgical Recovery(9)
Measured Mineral Resources (M)	Nichols Ranch	0.2	11	0.187	41	100	41	71%
	Jane Dough	0.2	---	---	---	---	---	71%
	Hank	0.2	---	---	---	---	---	71%
	North Rolling Pin	0.2	---	---	---	---	---	71%
	West North Butte	0.2	---	---	---	---	---	71%
Total Measured			11	0.187	40	100	40

Indicated Mineral Resources (I)	Nichols Ranch	0.2	359	0.166	1,190	100	1,190	60.4%
	Jane Dough	0.2	1,892	0.112	4,237	81	3,432	60.4%
	Hank	0.2	450	0.095	855	100	855	60.4%
	North Rolling Pin	0.2	582	0.057	665	100	665	60.4%
Total Indicated		0.2	3,283	0.106	6,947	88.4	6,142
Total Measured + Indicated (M+I)		0.2	3,294	0.106	6,988	88.5	6,183
Inferred Mineral Resources (I)	Nichols Ranch	0.2	---	---	---	---	---	60.4%
	Jane Dough	0.2	188	0.112	420	81	340	60.4%
	Hank	0.2	423	0.095	803	100	803	60.4%
	North Rolling Pin	0.2	39	0.042	33	100	33	60.4%
Total Inferred		0.2	650	0.097	1,256	93.6	1,176
Notes:
(1) SEC S-K definitions were followed for all Mineral Resource categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) The cut-off grade is calculated using a metal price of $65/lb. U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(3) Mineral Resources are based on a tonnage factory of 15.0 ft3/ton (Bulk density 0.0667 ton/ft3 or 2.13 t/m3).
(4) Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(5) Numbers may not add due to rounding.
(6) Mineral Resources are 100% attributable to EFR for Nichols Ranch, Hank, and North Rolling Pin.
(7) Mineral Resources are 81% attributable to EFR and 19% attributable to United Nuclear Corp. in parts of Jane Dough.
(8) Cut-off grade is a GT cut-off or %U3O8 x thickness (ft).
(9) Metallurgical recoveries for ISR operations represent the percent recovery (71%) for under pattern Mineral Resources. Measured Mineral Resources are 100% under pattern. Indicated and Inferred Mineral Resources assume 85% under pattern and 71% recovery totaling 60.4% overall recovery of the Mineral Resource.

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

The first five header houses and their respective wellfields in Production Area #1 at the Nichols Ranch Wellfield were installed and extracting uranium at the time the Company acquired Uranerz in June 2015. Header house #6 was commissioned in November 2015. Uranerz placed the 7th and 8th header-houses online in March and July 2016, respectively, thereby completing development of Production Area #1. In February 2017 Uranerz completed construction on the 9th header-house, marking the beginning of development in Production Area #2. Uranium recovery operations from Production Area #2 commenced in March of 2017. Currently, Production Area #1 is in restoration and Production Area #2 is on standby. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields.

Nichols Ranch Plant

In 2014, construction of the Nichols Ranch Plant was completed. The Nichols Ranch Plant is licensed to produce up to two million pounds of uranium per year through three major processing solution circuits: (i) a recovery and extraction circuit; (ii) an elution circuit; and (iii) a yellowcake production circuit. The Nichols Ranch Plant is currently constructed and operated with the recovery and extraction circuit and the elution circuit installed. The Company retains the ability to construct and operate a yellowcake drying and packaging circuit at the Nichols Ranch Plant at a later date if desired.

Uranerz is still processing uranium-bearing wellfield solutions from Production Areas #1 and #2 of the Nichols Ranch Wellfield for de minimis recoveries of uranium. When not on standby, yellowcake slurry, produced at the Nichols Ranch Plant, is shipped by truck from the Nichols Ranch Project to the White Mesa Mill where it is dried and packaged in drums as uranium concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third-party facility for elution, drying and packaging, under a toll processing arrangement.

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2022, the total net book value attributable to the Nichols Ranch Plant on the Company’s consolidated financial statements was $9.0 million. The total net book value attributable to the North Rolling Pin and WNB properties was $10.2 million.

The Company’s Planned Work

Nichols Ranch is currently on standby and restoration, pending market conditions improving sufficiently to resume production. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields, as all existing wellfields are now depleted. A decision to commence development will be made if the Company decides to take action in response to uranium prices increasing to a point where the economic feasibility of the Nichols Ranch Project is realized.

The Alta Mesa Project

The Company held the Alta Mesa Project as of December 31, 2022 and is therefore disclosing the appropriate technical information. The Company announced the execution of a definitive agreement to sell Alta Mesa to enCore on November 14, 2022 and closed the sale on February 14, 2023, and no longer owns the Alta Mesa Project at this time (see Part I, Item 1 “Material Transactions”).

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

Property Description

The Alta Mesa Project is a fully licensed ISR uranium recovery facility that the Company acquired in June 2016 through the acquisition of EFR Alta Mesa LLC (previously named Mesteña Uranium LLC). It is located in South Texas and is currently on standby. The Alta Mesa Project is not an underground or open pit project.

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

Ownership

Mineral ownership in Texas is a private estate. Private title to all land in Texas emanates from a grant by the sovereign of the soil (successively, Spain, Mexico, the Republic of Texas, and the state of Texas). By a provision of the Texas Constitution the state released to the owner of the soil all mines and mineral substances therein. Under the Relinquishment Act of 1919, as subsequently amended, the surface owner is made the agent of the state for the leasing of such lands, and both the surface owner and the state receive a fractional interest in the proceeds of the leasing and production of minerals. The total surface use payments for 2022 were $432,693. Surface use payments are made annually and are escalated with a CPI adjustment. No royalty payments were paid.

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

Amended surface use agreements have been entered into with all surface owners on the various prospect areas as part of the Membership Interest purchase agreement between the Company and the various former holders of the Alta Mesa Project. These amended agreements, unchanged from those originally entered in to on June 1, 2004, provide, among other things, for stipulated damages to be paid for certain activities related to the exploration and production of Uranium. Specifically, the agreements call for Consumer Price Index adjusted payments for the following disturbances: exploratory test holes, development test holes, monitor wells, new roads, and related surface disturbances. The lease also outlines an annual payment schedule for land taken out of agricultural use around the area of a deep disposal well, land otherwise taken out of agricultural use, and pipelines constructed outside of the production area.

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
Brooks County ISD 1.572555
Brooks County FM FC 0.098837
Brush Country Groundwater 0.026020

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Alta Mesa Project is located primarily in Brooks and Jim Hogg counties, Texas, with the central processing facility in Brooks County. Brooks County is generally rural and according to the 2010 United States Census, there were 7,223 people living in the county. The population density was 8 people per square mile. Most of the workers for the operation are from the local area and nearby communities such as Kingsville, Texas approximately 75 miles from the site. Some staff members commute from Alice and Rio Grande City, Texas approximately 70 and 50 miles from the site, respectively.

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

The Alta Mesa Project is accessible year-round by various paved, gravel and dirt roads. The site is located approximately 11 miles west of the intersection of US Highway 281 (paved) and Ranch Road 755 (paved), 22 miles south of Falfurrias, Texas. Commercial airlines serve San Antonio, Corpus Christi and McAllen. Many of the local communities have small airfields and there are numerous private airfields in the region.

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

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The use of a PFN logging unit, which directly measures uranium content, would remove this risk. The disequilibrium factor applied to the Mineral Resource is 1.0.

Mineral Resource Estimates

The primary geologic modeling associated with roll-front deposits in Texas is first identifying the sand in which the uranium mineralization is contained. The geophysical logs obtained following drilling contain gamma data as described in previous sections as well as electrical properties of the rock formations. A trained geologist can interpret these electrical logs as different rock types and therefore assign a formation or sand unit to a uranium intercept. The gamma signature and the cuttings logged during drilling can be used to tell whether the drill hole is within the roll front. The drill hole can be on the oxidized or reduced side of the roll front or within the mineralized “nose” of the roll front. All this information is used to define geologic continuity and the location of the mineralization.

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

The table below sets out the Mineral Resources estimates for the Alta Mesa Project as of December 31, 2022. These estimates are derived from the Alta Mesa Technical Report Summary. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Alta Mesa Technical Report Summary remained accurate as of December 31, 2022.

Alta Mesa and Mesteña Grande Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)(8)

Classification	Cut-Off Grade (GT)	Tons (000s)	Grade (% eU3O8)	Pounds eU3O8 (000s)	Metallurgical Recovery(9)
Total Measured Resources (M)(5)	0.3	54	0.152%	164	70%
Alta Mesa Indicated Resources (I)	0.3	1,397	0.106%	2,959	70%
Mesteña Grande Indicated Resources (I)	0.3	119	0.120%	287	70%
Total Indicated Resources	0.3	1,516	0.107%	3,246
Total (M & I)	0.3	1,570	0.109%	3,410
Alta Mesa Inferred Resources	0.3	1,263	0.126%	3,192	70%
Mesteña Grande Inferred Resources	0.3	5,733	0.119%	13,601	70%
Total Inferred Resources	0.3	6,996	0.120%	16,793
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
(8) Mineral Resources are 100% attributable to the Company.
(9) Metallurgical recoveries for ISR operations represent the percent recovery for under pattern Mineral Resources.

Present Condition of the Property and Work Completed to Date

The Alta Mesa Project produced approximately 4.6 million pounds of uranium oxide between 2005 and 2013 via in-situ recovery mining. The facility was in production from 2005 until primary production ceased in February 2013. The Alta Mesa Project operated in a groundwater clean-up mode until February 2015; therefore, any uranium mined since 2013 remains as in-circuit inventory. The first wellfield (PAA-1) has undergone restoration, and the groundwater has been released by the State of Texas. In 2018, all of the cased wells associated with PAA-1 were plugged as per permit requirements. All other wellfields are being maintained by a small bleed (less than 100 gpm) for permit compliance. The bleed solutions are disposed of in the deep disposal wells.

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

In 2019, the Company performed significant surface decommissioning work in PAA-1. The Alta Mesa Project was maintained in a standby mode during 2022. As of December 31, 2022, the total net book value attributable to the Alta Mesa Project on the Company’s financial statements was $8.3 million.

The Company’s Planned Work

The Company held the Alta Mesa Project as of December 31, 2022 but sold the Project on February 14, 2023. As such, the Company has no plans to complete any work on the Project in 2023.

The White Mesa Mill

Material Property
Non-Material Property
Green River
Grand Junction
Whirlwind
Moab
Montrose
La Sal Complex
Monticello
Dove Creek
Bullfrog Project
Blanding
White Mesa Mill
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

General

The White Mesa Mill is a fully licensed uranium, vanadium and REE processing facility located in southeastern Utah, approximately six miles south of the city of Blanding, Utah. The Mill offices are located at 37°32’3.749” north latitude and 109°30’10.297” west longitude. It is within trucking distance of the Company’s conventional properties in Utah, Colorado, Arizona and New Mexico, including the Pinyon Plain Project, the Roca Honda Project, the Bullfrog Project, the La Sal Project and the Whirlwind Project. The Mill is the only fully operational and licensed conventional uranium mill in the U.S. It is capable of functioning independently of off-site support except for commercial power from Rocky Mountain Power and as-needed supplemental water supply from the City of Blanding, Utah, and the San Juan Water Conservancy District. The Mill is a uranium, vanadium and REE processing and recovery facility. It is not an underground or open pit project.

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

The onsite infrastructure also includes a stockpile area capable of storing up to 450,000 tons of mineralized material, and existing tailings capacity of approximately 2.5 million tons of solids. In addition, the Mill has approximately 90 acres of evaporation capacity.

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

Alternate Feed Materials

The Mill License (defined below) also gives the Company the right to process other uranium-bearing materials known as Alternate Feed Materials pursuant to an Alternate Feed Guidance published by the NRC. Alternate Feed Materials are uranium-bearing materials, usually classified as waste products by the generators of the materials, which can be recycled by the Mill for the recovery of U3O8. The Mill License does not permit the processing of uranium-bearing materials that have undergone enrichment. Requiring a routine amendment to the Mill License for each different Alternate Feed Material, the Company can process these uranium-bearing materials and recover uranium, in some cases, at a fraction of the cost of processing conventionally mined material. In other cases, the generators of the Alternate Feed Materials are willing to pay a recycling fee to the Company to process these materials to recover uranium and then dispose of the remaining by-product in the Mill’s licensed tailings cells, rather than directly disposing of the materials at a disposal site. By working with the Company and taking the recycling approach, the suppliers of Alternate Feed Materials can significantly reduce their remediation costs, as there are only a limited number of disposal sites for such materials in the U.S. Alternate Feed Materials are particularly attractive to Energy Fuels because they carry no associated mining costs.

Throughout its history, the Mill has received 18 license amendments, authorizing it to process 22 different Alternate Feed Materials. Of these amendments, twelve have involved the processing of feeds provided by nuclear fuel cycle facilities and private industry, and one has involved the processing of material from the DOE. These thirteen feed materials have been relatively high in uranium content and relatively low in volume. The remaining five amendments have allowed the Mill to process uranium-bearing soils from former defense sites, known as FUSRAP sites, which were being remediated by the USACE. These materials are typically relatively low in uranium content but relatively high in volume.

The Mill has a separate circuit for processing certain types of Alternate Feed Materials, which was built in 2009. This circuit enables the Mill to process both conventionally mined material and Alternate Feed Materials simultaneously.

Rare Earth Elements

In 2021, the Company began utilizing the Mill to process rare earth bearing materials (REEs) at commercial scale from a monazite feed source. Monazite is typically produced as part of HMS mining operations and contains elevated quantities of the rare earth suite of elements as well as uranium and thorium. Since 2021, the Mill has successfully recovered rare earths as a mixed RE Carbonate product, which has been sold into the rare earth market. The Mill processed approximately 184 tons of monazite in 2022 and the Company is planning on processing approximately 600 MT of monazite in early 2023 and potentially an additional 400-700 MT later in 2023. The Mill has also begun piloting the separation of the individual rare earth elements by SX and plans to modify and enhance its existing facilities to commission a Phase I separation circuit by late 2023 or early 2024. This Phase I facility is expected to be capable of processing 8,000 to 10,000 tonnes of monazite annually. The Mill is uniquely suited to process monazite and extract both the REEs as well as the uranium and safely dispose of the thorium. See “Part I, Item 1. Business Overview: The Company’s Rare Earth Elements Business” for a more detailed discussion of the Company’s REE initiative.

Potential Recovery of Radioisotopes for use in Advanced Cancer Therapeutics

In 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. Under this strategic alliance, the Company is evaluating the feasibility of recovering Th-232, and Ra-226, from its existing RE Carbonate and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232, potentially Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See “Part I, Item 1. Business Overview: The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics” for a more detailed discussion of this initiative.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Mill is located in central San Juan County, Utah, approximately six miles (9.5 km) south of the city of Blanding. It can be reached by taking a private road for approximately 0.5 miles west of U.S. Highway 191.

The climate of southeastern Utah is classified as dry to arid continental. Although varying somewhat with elevation and terrain, the climate in the vicinity of the Mill can be considered as semi-arid with normal annual precipitation of about 13.4 inches. The weather in the Blanding area is typified by warm summers and cold winters. The mean annual temperature in Blanding is about 50°F. Winds are usually light to moderate in the area during all seasons, although occasional stronger winds may occur in the late winter and spring.

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

Off-site infrastructure includes paved highway access from U.S. Highway 191 and rights-of-way for commercial power and a water supply pipeline from Recapture Reservoir, which brings up to 1,000 acre-feet of water per year to the Mill site. The Mill also has three deep (2,000+ foot) water supply wells, which are available to supply process water during normal operations.

Ownership

The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320-acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations. Total holding costs for the Mill in 2022 were $14,084.

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

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the Mill is the UDEQ rather than the NRC. At that time, the Source Material License, which was previously issued and regulated by the NRC, was transferred to the State and became a Radioactive Materials License. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. The Mill License was due for renewal on March 31, 2007. Energy Fuels’ predecessor timely submitted its application for its Mill License renewal on February 28, 2007. The renewed Mill License was issued by UDEQ on January 19, 2018, then reissued on February 16, 2018, for a period of ten years (with a number of Amendments issued since), after which another application for renewal will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing Mill License until such time as the renewed Mill License is issued. The Mill License was initially issued in 1980 and was also renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a GWDP be put in place for the Mill. The GWDP is required for all similar facilities in the State of Utah and affects the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years. An application for renewal of the GWDP was submitted on July 15, 2022, prior to expiration of the current GWDP. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $21.9 million as of December 31, 2022, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2022, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.

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

The Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing Alternate Feed Materials through December 2015. In 2016, the Company continued processing several Alternate Feed Materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing Alternate Feed Materials as well as the recovery of uranium from tailings pond solutions at the site. In 2020, Mill activities focused solely on processing Alternate Feed Materials and uranium and vanadium recovery from tailings pond solutions at the site. In 2021, Mill activities focused solely on processing monazite from heavy mineral sands operation for the recovery of U3O8 and rare earth elements. In 2022, the Mill processed alternate feed materials and monazite feeds to produce approximately 162,000 lbs. of uranium and 95 metric tonnes of partially separated rare earth oxides.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Project or Source	2022	2021	2020	2019	2018
Alternate Feed Materials(2)
Tons (000)	3	---	NA(2)	NA(2)	NA(2)
Ave. % U3O8	3.3%	---	NA(2)	NA(2)	NA(2
Recovered Pounds U3O8 (000)	161	---	144(3)	---	561(3)
Tailings Solution Recycle & Production from In-Circuit Material(4)
Recovered Pounds U3O8 (000)	---	---	47	---	216

Recovered Pounds V2O5 (000)	---	---	67	1,807	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	---	0	---	---	---
Conventional Feed Materials(5)
Tons (000)	0.1	---	---	---	---
Contained Grade % U3O8	0.5%	---	---	---	---
Recovered Pounds U3O8 (000)(6)	1	---	---	---	---
Recovered Pounds V2O5 (000)	---	---	---	---	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	95	120	---	---	---
Nichols Ranch(7)
Recovered Pounds U3O8 (000)	0.5	0.5	6	70	140
Alta Mesa(8)
Recovered Pounds U3O8 (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	162	---	197	70	917
Total Pounds of V2O5 Recovered (000)	---	---	67	1,807	---
Total Metric Tons of TREO Recovered	95	120	---	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2) All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period 2018 – 2022. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(3) The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties. The 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties. The 561,000 pounds recovered in 2018 from Alternate Feed Materials include 424,000 pounds recovered for the accounts of third parties.
(4) Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the Mill, though tons and grade are not available because they cannot be tied to any specific source.
(5) Includes uranium and TREO recovered from monazite processing.
(6) The 1,000 pounds of 162,000 pounds of U3O8 packaged in 2022 is uranium recovered from monazite processing in 2021 and 2022. This amount does not include an additional approximately 1,000 pounds of U3O8 recovered during 2021 and 2022, which was in process and not packaged as of December 31, 2022. All uranium recovered from monazite processing in 2021 was retained in process and not packaged in 2021. A portion of uranium recovered in 2021 was packaged in 2022, with the remainder held in process as at December 31, 2022. The uranium concentration of monazite is comparable to typical Colorado Plateau conventional ores processed at the Mill on a regular basis. The relatively small quantities of uranium recovered from the monazite processed in 2021 and 2022 is a reflection of the low tonnage of monazite processed through the Mill during those years.
(7) Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to the Nichols Ranch Project.
(8) The Alta Mesa Project was held by the Company as of December 21, 2022, but sold on February 14, 2023.

Present Condition of the Property

Planned Operations and Maintenance

In 2017 and 2018, the Mill processed only Alternate Feed Materials and recovered uranium from tailings pond solutions at the site. The Mill recovered no pounds of U3O8 during 2019, and operations focused solely on vanadium recovery from dissolved vanadium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). The Mill recovered approximately 67,000 pounds of V2O5 in 2020 from Pond Return. Of these 67,000 pounds of V2O5, all were for the account of the Company. During 2020, the Company recovered approximately 190,000 pounds of U3O8 from the processing of Alternate Feed Materials and Pond Return. The Company also recovered approximately 68,000 pounds of V2O5 from Pond Returns. In 2020, the Company also began processing an REE feed at a pilot scale. The Company produced approximately 4 metric tons of RE Carbonate. In 2021, the Mill processed 400 tons of monazite and produced 120 tonnes of TREO in the form of RE Carbonate, and in 2022, the Mill processed 184 tonnes of monazite and produced 95 tonnes of TREO in the form of RE Carbonate. The Mill operations registered zero lost time accidents in 2018, 2019, 2021 and 2022.

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

Prior to Energy Fuels’ acquisition of the Mill from Denison, elevated concentrations of nitrate and chloride were observed in some of the monitoring wells at the Mill site in 2008, a number of which are upgradient of the Mill’s TMS. Pursuant to a Stipulated Consent Agreement with UDEQ, Denison retained INTERA, Inc., an independent professional engineering firm, to investigate these elevated concentrations and to prepare a Contamination Investigation Report for submittal to UDEQ. The investigation was completed in 2009, and the Contamination Investigation Report was submitted to UDEQ in January 2010. INTERA concluded in the Report that: (1) the nitrate and chloride are co-extensive and appear to originally come from the same source; and (2) the source is upgradient of the Mill property and is not the result of Mill activities. UDEQ reviewed the Report and concluded that further investigations were required before it could determine the source of the contamination and the responsibility for cleanup. Such investigations were performed in 2010 and 2011 but were considered inconclusive by UDEQ. As a result, after the investigations, it was determined that there are site conditions that make it difficult to ascertain the source(s) of contamination at the site, and that it was not possible at that time to determine the source(s), causes(s), attribution, magnitude(s) of contribution, and proportion(s) of the local nitrate and chloride in groundwater. For those reasons, UDEQ decided that it could not eliminate Mill activities as a potential cause, either in full or in part, of the contamination. The Company and UDEQ have therefore agreed that resources are better spent in developing and implementing a CAP, rather than continuing with further investigations as to the source(s) and attribution of the groundwater contamination. Pursuant to a revised Stipulated Consent Agreement, Denison submitted a draft CAP for remediation of the contamination to UDEQ in November 2011. The CAP proposed a program of pumping the nitrate contaminated groundwater to the Mill’s tailings cells, similar to the chloroform remedial program. On December 12, 2012, the Utah Division of Waste Management and Radiation Control (“DWMRC”), signed the Stipulation and Consent Order (“SCO”), Docket Number UGW12-04, which approved the Mill’s CAP dated May 7, 2012 and required the Mill to fully implement all elements of it. In accordance with the CAP, in 2013 the Company commenced pumping nitrate/chloride contaminated water from four monitoring wells for use in Mill processing or discharge into the Mill’s process or TMS. In December 2017 the Mill filed its first Corrective Action Comprehensive Monitoring Evaluation (“CACME”), required under the CAP every five years. By letter dated June 22, 2018, the DWMRC requested the implementation of Phase III actions specified in the CAP. Phase III actions include modeling, and study of plume dynamics and assessment of future actions if any. The Phase III report was submitted to DWMRC in December 2018 and is currently under review by DWMRC. Although the contamination appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

The Mill has reported consecutive exceedances of groundwater compliance limits (“GWCLs”) under the Mill’s GWDP for several constituents in several wells. These exceedances include wells that are up-gradient of the Mill facilities, far down-gradient of the Mill site cross-gradient of the Mill site and at the site itself. As required by the GWDP, these consecutive exceedances of GWCLs have resulted in the completion of constituent specific assessments and additional studies which are documented in Source

Assessment Reports. Source Assessment Reports were submitted addressing each exceedance at the site. UDEQ has accepted the Source Assessment Reports and has concluded that such exceedances are due to natural background influences at the site. Amendments to the GWDP issued on January 19, 2018, March 19, 2019 and March 8, 2021, respectively, include revised GWCLs intended to account for these background influences and put the constituents back into compliance. Most recently, a GWDP renewal application was submitted in July 2022 and remains under consideration by DWMRC at this time.

Total Cost of Project

The Mill was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Mill has been fully impaired, and as of December 31, 2022, the total net book value attributable to the Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2023, the Company expects to recover approximately 175 to 225 tonnes of TREO in the form of partially separated RE Carbonate concentrate from approximately 600 tonnes of monazite. The Company also expects to recover the associated uranium in the monazite, which is expected to result in a few thousand pounds of U3O8, which will likely remain in circuit and not be packaged in 2023. Based on the successful results of piloting efforts in 2021 and 2022, the Company plans to modify and enhance the Mill’s existing facilities to commission a Phase I REE separation circuit within the existing solvent extraction facility by late 2023 or early 2024. This separation circuit is expected to be completed by the end of 2023 or in early 2024 and is expected to be capable of processing approximately 8,000 to 10,000 tonnes of monazite per year resulting in the production of approximately 800 to 1,000 tonnes of high purity NdPr oxide annually.

The Pinyon Plain Project (formerly, the Canyon Project)

Material Project
Non-Material Project
89
Kanab
89
UTAH
orado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0
5
10
20
Miles
180
Copyright:(c) 2014 Esri

The following technical and scientific description of the Pinyon Plain Project is based in part on the Preliminary Feasibility Study titled “Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023, effective as of December 31, 2022, and prepared by Mark B. Mathisen, C.P.G., R. Dennis Bergen, P. Eng. and Grant Malensek, M.Eng., P. Eng., each a Qualified Person employed by SLR, Lee (Pat) Gochnour, MMSA, a Qualified Person employed by Gouchnour & Associate, Inc. and Jeffrey Woods, MMSA, a Qualified Person employed by Woods Process Services (the “Pinyon Plain Technical Report Summary”). The Pinyon Plain Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The Pinyon Plain Technical Report Summary presents a first-time disclosure of both Mineral Reserves and Mineral Resources for the Pinyon Plain Project and is therefore considered under SEC S-K 1300 definitions to be a development stage property.

Property Description

The Pinyon Plain Project is a fully permitted underground uranium and copper deposit in northern Arizona, located on a 17-acre site within the Kaibab National Forest. The property is located at latitude 35°52'58.65" N and longitude 112° 5'47.05" W. It is situated 153 mi north of Phoenix, 86 mi northwest of Flagstaff, and seven miles southeast of Tusayan, in Sections 19 and 20, Township 29 North, Range 03 East, Gila and Salt River Meridian (GSRM), Coconino County, Arizona. Ore haulage from the Pinyon Plain Project to the Mill in Blanding, Utah, is 315 miles on paved roads and 5 miles on dirt roads.

The Pinyon Plain Project contains both Mineral Resources and Minerals Reserves, as defined in S-K 1300 and NI 43-101 and is therefore considered under SEC S-K 1300 definitions to be a development stage property.

Pinyon Plain Shaft
Pinyon Plain Mine
Permit Boundary
64
305A
305
64
N
0
¼
½
1
Miles
Copyright:(c) 2014 Esri

Ownership

The Company’s property position at the Pinyon Plain Project consists of nine unpatented lode mining claims (Canyon 64–66, 74–76, and 84–86), located on USFS land, encompassing approximately 186 acres. All claims are held in perpetuity by annual claims payments due on September 1. EFR acquired the Pinyon Plain Project in June 2012 and has a 100% interest in the claims.

Claim maintenance costs for 2022 were $1,485. The claims have a 3.5% Atomic Energy Commission Circular 5 royalty on uranium production, payable to a former owner of the claims.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Pinyon Plain Project site is via State Highway 64 and Federal Highway 180 to within five miles of the project site, then over unsurfaced public USFS roads. The Atchison, Topeka and Santa Fe railway line passes east-west 50 mi south of the site at Williams, and a spur of the railway, which passes 10 mi west of the Pinyon Plain Project site, services the Grand Canyon National Park. Airports at Flagstaff, Phoenix, Prescott and Tusayan provide air access to the area.

The climate in northern Arizona is semi-arid, with cold winters and hot summers. January temperatures range from approximately 7°F to 57°F and July temperatures range from 52°F to 97°F. Annual precipitation, mostly in the form of rain but with some snow, is about 12 in.

Northern Arizona is part of the Colorado Plateau, a region of the western U.S. characterized by semi-arid, high-altitude, gently sloping plateaus dissected by steep walled canyons, volcanic mountain peaks, and extensive erosional escarpments. The Pinyon Plain Project is located on the Coconino Plateau within the Colorado Plateau, at an elevation of approximately 6,500 feet above sea level (ft ASL).

Although the Coconino Plateau is sparsely populated, tourist traffic to Grand Canyon National Park results in large numbers of people passing through the region daily. Personnel for future mining operations are expected to be sourced from the nearby towns of Williams and Flagstaff, Arizona (50 miles and 70 miles, respectively), as well as other underground mining districts in the western U.S. Material mined at the Pinyon Plain Project will be transported 320 miles on paved roads to EFR’s White Mesa Mill in Blanding, Utah for processing.

In 1982, EFN, which is not part of Energy Fuels Inc., acquired the Project. From 1982 to 1987, EFN conducted exploration drilling, permitted the mine, constructed certain surface facilities including a headframe, hoist, and compressor, and sunk the shaft to a depth of 50 ft. From 1987 to 2013, the Project was put on standby due to low uranium prices. In 2012, EFR acquired the Project through its acquisition of Denison Mines Corporation’s US assets (Denison). Beginning in 2013, EFR refurbished the surface facilities and extended the shaft an additional 228 ft to a depth of 278 ft. In late 2013, the project was again placed on standby due to low uranium prices. In October 2015, EFR re-started the Project and committed to completing the shaft and underground delineation drilling program. From October 2015 to March 2017, the shaft was sunk to a depth of 1,452 ft, and three development levels were started at the 1,003 ft, 1,220 ft; and 1,400 ft depths, all of which have functioned as drill stations. The final depth for the shaft is 1,470 ft.

In addition to the mine shaft, existing surface mine infrastructure includes surface maintenance shops, employee offices and change rooms, a water well, an evaporation pond, water treatment plant, explosive magazines, water tanks, fuel tank, and a rock stockpile (development rock). Electrical power is available through an existing power line that terminates at the site.

History

The Pinyon Plain Project is located on mining claims that EFN acquired from Gulf Mineral Resources (Gulf) in 1982 who originally staked the claims in April 1978. EFN was acquired by the Concord group in the early-1990s. The Concord group declared bankruptcy in 1995, and most of the EFN assets, including the Pinyon Plain Project, were acquired by IUC in 1997. IUC merged with Denison Mines Inc. on December 1, 2006, and the new company changed its name to Denison Mines Corporation. In June 2012, Energy Fuels Inc. acquired all of Denison’s mining assets and operations in the U.S. Currently the Pinyon Plain Project claims are held by the Company. Between 1978 and 1994, Gulf and EFN drilled 45 surface holes, including a deep water well, totaling 62,289 ft.

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

Permitting and Licensing

The Pinyon Plain Project is located on public lands managed by the USFS and has an approved PO with the USFS. In 2020, the Company submitted a clean closure plan to the USFS to provide a description of how the Company will reclaim the mine to clean closure standards after the cessation of mining operations, as contemplated in the USFS-approved PO, Record of Decision and modifications to the reclamation plan contained in Appendix B of the Environmental Impact Statement. The clean closure plan included an update to the reclamation cost estimate, resulting in an increase from $461,245 to $1,407,235. In September 2009, the groundwater General Aquifer Protection Permit (“APP”) was obtained for the water storage pond from the ADEQ. This permit was up for renewal in 2019, and an application for renewal was timely submitted by the Company in 2019. General APPs were also obtained from ADEQ for the development rock stockpile and intermediate ore stockpile in December 2011 and renewed in 2018. At the request of the ADEQ, the three General APPs were consolidated into an Individual APP on April 28, 2022, which resulted in a supplemental reclamation bond being issued in the amount of $132,581. An Air Quality Permit was issued by the ADEQ in March 2011, renewed in 2016, amended in 2017 and renewed in 2021. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Pinyon Plain Project in September of 2015.

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

Data Verification

The assay data used to calculate the Mineral Resource and Reserve estimate for the Project is a combination of radiometric log data and core. Calibration data for natural gamma is available for both historical and recent drilling. When drilling is active, the natural gamma logging trucks and tools are calibrated at least every three months. Natural gamma calibration is performed at DOE standard calibration facilities located in Grand Junction, Colorado.

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

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The use of core to verify natural gamma logs is standard practice and allows for the calculation of a disequilibrium factor. The disequilibrium factor applied to the Project Mineral Resource is 1.0.

Mineral Resource Estimate

Mineral Resource estimates were prepared for the Pinyon Plain deposit using both historical surface drill hole gamma and assay data and gamma and assay data collected during underground drilling in 2016 and 2017. A model of the breccia pipe host was constructed based on drill logs and constrains the Mineral Resource. Mineralization wireframes for U3O8 were based on assays and gamma data at a nominal cut-off grade of 0.15%. Low and high-grade copper wireframes were based on nominal cutoff grades of 1% and 8% respectively. Values for U3O8 and copper were interpolated into blocks using inverse distance squared or ordinary kriging. Resources are presented a 0.40% U3O8 Eq equivalent cut-off grade for zones that contain both uranium and copper mineralization (Main and Main-Lower) and at a 0.30% U3O8 cut-off grade for zones that contain only uranium mineralization (Main-Lower, Juniper I and Juniper II).

A copper mineral resource is also associated with the Main and Main-Lower zones at Pinyon Plain. Further study is required to determine if the copper associated with uranium mineralization in the zones can be economically extracted.

The table below sets out the Mineral Resources estimates for the Pinyon Plain Project as of December 31, 2022. As stated in SK-1300 regulations, Mineral Resources must be reported exclusively of Mineral Reserves; therefore, because Mineral Resource to Mineral Reserve conversion was 100% in the Main Zone, no Mineral Resources are reported for the Main Zone. These estimates are derived from the Pinyon Plain Technical Report Summary.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Uranium, December 31, 2022(1)(2)(3)(4)(5)(6)(7)(8)(9)

Zone	Classification	Cut-Off (% U3O8)	Tonnage (Tons)	Grade (%U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery
Main Lower	Measured	0.3	---	---	---	---
	Indicated	0.3	---	---	---	---
	Measured + Indicated	0.3	---	---	---	---
	Inferred	0.3	2,000	0.48	16,000	96%
Juniper I	Measured	0.3	---	---	---	---
	Indicated	0.3	37,000	0.95	703,000	96%
	Measured + Indicated	0.3	37,000	0.95	703,000	96%
	Inferred	0.3	2,000	0.58	24,000	96%
Juniper II	Measured	0.3	---	---	---	---
	Indicated	0.3	---	---	---	---
	Measured + Indicated	0.3	---	---	---	---
	Inferred	0.3	1,000	0.36	8,000	96%
Total Measured		0.3	---	---	---	---
Total Indicated		0.3	37,000	0.95	703,000	96%
Total Measured + Indicated		0.3	37,000	0.95	703,000	96%
Total Inferred		0.3	5,000	0.50	48,000	96%
Notes:
(1) SEC S-K 1300 definitions were followed for all Mineral Resource categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) Mineral Resources are estimated at 0.30% U3O8 with an estimated metallurgical recovery of 96% for uranium.
(3) Mineral Resources are estimated using a long-term uranium price of US$65 per pound. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Bulk density is 0.082 st/ft3 (12.2 ft3/ton or 2.63 ton/m3).
(6) Mineral Resources are exclusive of Mineral Reserves and do not have demonstrated economic viability.
(7) Numbers may not add due to rounding.
(8) Mineral Resources are 100% attributable to the Company.

The U3O8 Mineral Resource estimate for the Pinyon Plain Project dated December 31, 2022 decreased from the previously reported Mineral Resource estimate effective December 31, 2021 due to the first-time disclosure of Mineral Reserves. Total Measured Mineral Resources decreased from 6,000 tons at 0.46% U3O8 containing 55,000 lbs U3O8 on December 31, 2021 to nil on December 31, 2022, a 100% decrease. Total Indicated Mineral Resources decreased from 127,000 tons at 0.92% U3O8 containing 2,347,000 lbs U3O8 to 37,000 tons at 0.95% U3O8, totaling 703,000 lbs U3O8, a 70% decrease. Total Inferred Mineral Resources decreased from 16,300 tons at 0.39% U3O8, containing 126,000 lbs U3O8 to 5,000 tons at 0.50%U3O8, totaling 48,000 lbs U3O8, a 62% decrease. The decrease in the Inferred Mineral Resource is attributable to removing the Upper and Cap Mineral Resources from the Mineral Resource estimate and converting these amounts to Mineral Reserves as further disclosed below.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Copper, December 31, 2022(1)(2)(3)(4)(5)(6)(7)

Zone	Classification	Cut-Off (eqv. U3O8)	Tonnage (Tons)	Grade (%Cu)	Contained Metal (lb Cu)	Metallurgical Recovery
Main	Measured	0.4	6,000	9.6	1,155,000	90%
	Indicated	0.4	90,000	5.9	10,553,000	90%
	Measured + Indicated	0.4	96,000	6.1	11,708,000	90%
	Inferred	0.4	---	---	---	---
Main Lower	Measured	0.4	---	---	---	---
	Indicated	0.4	---	---	---	---
	Measured + Indicated	0.4	---	---	---	---
	Inferred	0.4	4,000	6.5	470,000	90%
Total Measured		0.4	6,000	9.6	1,155,000	90%
Total Indicated		0.4	90,000	5.89	10,553,000	90%
Total Measured + Indicated		0.4	96,000	6.1	11,708,000	90%
Total Inferred		0.4	4,000	6.5	470,000	90%
Notes:
(1) SEC S-K 1300 definitions were followed for all Mineral Resource categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) For the Main and Main-Lower zones of the Pinyon Plain Project, a 0.40% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. The %U3O8 Eq grade term is not the same as the eU3O8 % grade term which indicates probe rather than assay data listed elsewhere in this report. For details, seethe Pinyon Plain Project below.
(3) Mineral Resources are estimated using a long-term uranium price of $65 per pound and a Copper price of $4.00 per lb. These prices are based on independent, third-party, and market analysts’ average forecasts as of 2022, and the supply and demand projections are for the period 2023 to 2035.
(4) A copper to U3O8 conversion factor of 18.19 was used for converting copper grades to equivalent U3O8 grades (U3O8 Eq) for cut-off grade evaluation and reporting.
(5) For the Pinyon Plain Project, Mineral Resource tonnages of uranium and copper cannot be added as they overlap in the Main and Main-Lower zones.
(6) No minimum mining width was used in determining Mineral Resources.
(7) Bulk density is 0.082 ton/ft3 (12.2 ft3/ton or 2.63 t/m3).
(8) Mineral Resources are exclusive of Mineral Reserves and do not have demonstrated economic viability.
(9) Numbers may not add due to rounding.
(10) Mineral Resources are 100% attributable to EFR.

Mineral Reserve Estimate

Mineral Reserve estimates for Pinyon Plain are based on the Measured and Indicated Mineral Resources as of January 10, 2023, and a detailed mine designs and modifying factors such as external dilution and mining extraction factors. Mineral Resource to Mineral Reserve conversion was 100% within the Main Zone, with the remaining zones (Main-Lower and Juniper) not considered for inclusion as Mineral Reserves. No Inferred Mineral Resources were converted to Mineral Reserves.

Based on the similarity of the Pinyon Plain deposit to other past producing breccia pipe deposits in northern Arizona, the proposed mining methods at Pinyon Plain will include a combination of long-hole stoping, shrinkage stoping, and drifting. At the completion of mining, waste generated during mine development will be used to fill the mine openings per agreed upon government regulations. Metallurgical test results provided by the Company indicated that metallurgical recoveries using optimum roasting and leach conditions will be approximately 96% for uranium.

Underground mine design completed by the Company were based on grade envelopes of assays at a nominal grade of 0.15% U3O8 based on underground mining methods and processing via a toll milling agreement.

The table below sets out the Mineral Reserves estimates for the Pinyon Plain Project as of December 31, 2022. These estimates are derived from the Pinyon Plain Technical Report Summary. Current economic conditions, mine design, and cash flow analysis do not account for processing of copper mineralization and thus copper is excluded from the Mineral Reserve estimate.

Pinyon Plain Project – Summary of Mineral Reserves, December 31, 2022(1)(2)(3)(4)(5)(6)(7)

Zone	Classification	Cut-Off (%U3O8)	Tonnage (Tons)	Grade (%U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery
Main	Proven	0.3	7,800	0.33	50,800	96%
	Probable	0.3	126,700	0.6	1,517,000	96%
Total Proven + Probable		0.3	134,500	0.58	1,567,800	96%
Notes:
(1) SEC S-K 1300 definitions were followed for all Mineral Reserve categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) Mineral Reserves are estimated using a long-term uranium price of US$60.00 per pound. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(3) Underground Mineral Reserves were estimated by creating stope shapes. The stope shapes were created using a grade envelope of 0.15% U3O8, with a minimum mining width of 5 ft (including hanging wall and footwall dilution), on 10 ft vertical stope heights.
(4) The breakeven cut-off grade is 0.32% U3O8.
(5) A mining extraction factor of 95% was applied to the underground stopes, while underground development assumed a 100% mining extraction factor.
(6) Mining Reserves are in-situ.
(7) The density varies according to the block model.
(8) Numbers may not add due to rounding.

The Pre-Feasibility Study on the Pinyon Plain Project dated December 31, 2022 includes a first-time disclosure of Mineral Reserves. Proven and Probable Mineral Reserves disclosed as of December 31, 2021 were nil. Current Mineral Reserves as of December 31, 2022 include Proven and Probable Mineral Reserves totaling 134,500 tons at 0.58% U3O8 containing 1,567,800 lbs U3O8.

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

The Company is evaluating the potential to recover copper from the mine as a co-product with uranium. During 2018, bench scale and pilot plant scale metallurgical test work was carried out by Hazen Research (“HAZEN”) in Golden, Colorado, in connection with the potential recovery of copper from the mine. At this time, any copper recovered would be expected to be processed using roasting, followed by acid leach and solvent extraction. Acid leach followed by SX is the current process used for uranium recovery. Following solvent extraction, if recovered, a saleable copper product would be expected to be produced by electro-winning. To recover copper from the Pinyon Plain mineralized material, some modifications to White Mesa Mill process circuits would be required. The copper modifications would be expected to include using the existing vanadium SX circuit for copper extraction, the addition of a roaster to improve copper recovery, and the addition of an electro-winning circuit. Bench and pilot scale test work done by HAZEN in 2018 indicates that acid leaching after roasting pre-treatment is expected to result in satisfactory copper and uranium recoveries. The Company has not yet determined whether it would be feasible to recover copper along with uranium at the Pinyon Plain mine and may elect to forego processing copper mineralization from the mine.

In 2019, a 1,000,000-gallon water tank was installed, in addition to the existing 400,000-gallon tank installed in 2017. These above-ground storage tanks are used for operational flexibility and extra water storage capacity during winter months. Three floating, downcasting, enhanced evaporators have been installed in the Non-Stormwater Impoundment to aid in evaporation. The tanks and evaporators are part of Energy Fuels’ water balance management practices at the site.

In 2020, a fourth floating, down-casting, enhanced evaporator was installed at the site to increase the operational flexibility of the water balance management practices. Additionally, a water capture and pumping system was installed in the shaft to segregate unimpacted water and store it for beneficial use.

In 2021, a water treatment plant was installed to process water for offsite transport. The water treatment plant was commissioned in April 2021. Water use agreements have been entered into with local farmers and ranchers through which they may utilize excess water from the Pinyon Plain Project for their own beneficial uses within the Coconino Plateau groundwater basin.

The Company decided in early 2022 to resume construction work at the Pinyon Plain mine. Site personnel were hired mid-year and work commenced to rehabilitate surface and underground infrastructure, including the mine shaft, hoist, shaft load out equipment, air compressors and mobile mine equipment. In some cases, new and used mining equipment was purchased. Engineering included finalizing the mine design, ventilation network and load out system. Mine development began in late 2022, which included driving drifts to the shaft loadout and sump clean-out.

The Pinyon Plain Project was acquired by the Company in June 2012 through the acquisition of the U.S. Mining Division from Denison. The cost of the Pinyon Plain Project has been fully impaired and, as of December 31, 2022, the total net book value attributable to the Pinyon Plain Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Based on realized uranium sales agreements and favorable economics, the Company decided in early 2022 to resume construction work at the Pinyon Plain Project in preparation of opening the mine. Site personnel were hired mid-year and work commenced to rehabilitate surface and underground infrastructure, including the mine shaft, hoist, shaft loadout equipment, air compressors and mobile mine equipment. In some cases, new and used mining equipment were purchased. Engineering included finalizing the mine design, ventilation network and loadout system. Preproduction mine development began in late 2022, which included driving drifts to the shaft loadout and sump clean-out. Construction in 2023 will include completing the surface ore pad, developing the ventilation raise and installing the surface ventilation fans and secondary egress equipment. Underground development will include developing tunnels to the ore body. The timing of the Company’s plans to extract and process mineralized materials from the Pinyon Plain Project will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the expansion of the U.S. Uranium Reserve Program.

The Roca Honda Project

NEW MEXICO
Roca Honda
371
197
666
Crownpoint
509
566
Gallup
279
40
57
334
605
602
Grants
N
40
53
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

Property Description

The Roca Honda project is a proposed underground uranium mine located in McKinley County, in Central New Mexico, USA in the Ambrosia Lake subdistrict, immediately northeast of the city of Grants, New Mexico. The Mine is located at latitude 35°21’34.36” N and longitude 107°42’20.39” W.

The Roca Honda Project does not have known “Mineral Reserves” and is therefore considered under S-K 1300 definitions to be exploratory in nature.

Ownership

Since May 27, 2016, the Roca Honda Project has been held solely by Strathmore Resources (US) Ltd (Strathmore), which is a wholly owned subsidiary of Energy Fuels Inc. Strathmore acquired the initial portion of the property on March 12, 2004, from Rio Algom Mining LLC (Rio Algom), a successor to Kerr-McGee Corporation (Kerr-McGee), which had staked the claims in 1965 and had continuously maintained them. Roca Honda Resources LLC. (RHR) was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation of Japan and transferred the property to RHR. Energy Fuels Inc. acquired a 100% interest in Strathmore in August 2013 and assumed Strathmore’s 60% ownership interest in RHR. Energy Fuels Inc. acquired the remaining 40% ownership interest in RHR in May 2016 and is now 100% owner of the Roca Honda Project. Total holding costs for 2022 were $34,275.

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

The Roca Honda Project is located in an historically important uranium-producing region of central New Mexico. All the infrastructure necessary to mine and process significant commercial quantities of U3O8 currently exists. Infrastructure items include high voltage electrical supplies, water sources, paved roads and highways for transporting ROM mill feed crude ore and finished products, and accommodations for employees. Local and State infrastructure also includes hospitals, schools, airports, equipment suppliers, fuel suppliers, and communication systems.

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

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed during late 2023 or early 2024 with a Final EIS and RoD scheduled to be completed in 2024.

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

The two other major permits that are in the agency review stage are the Discharge Permit, which is expected to be issued in 2024, and the Permit to Mine, which is expected to be issued in 2024 following approval of the Final EIS by the USFS. Permit approvals from the USACE and the EPA are also required for discharge of treated mine water associated with mine activities. An application for the USACE permit has been submitted and the permit is expected prior to issuance of the Permit to Mine in 2024. An application for the EPA permit has also been submitted, however; the previous application is expected to be withdrawn and a new application submitted during 2023. The EPA permit for discharge of treated mine water is expected prior to issuance of the Permit to Mine in 2024. EPA approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants will also be required prior to mining.

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

Primary mineralization pre-dates the formation of the Laramide aged structures in the Mine area, with a small amount of vertical offset of mineralization present across the local faults. There is a possibility of some redistribution and stack ore along faults; however, it appears that most of the Roca Honda Project mineralization is primary. Paleochannels that contain quartz-rich, arkosic, fluvial sandstones are the primary mineralization control associated with this trend.

Data Verification

The assay data used to calculate the Mineral Resource estimate for the Project is natural gamma radiometric log data. Core was collected by Strathmore Resources during a 2007 drill program to verify historical natural gamma data but was not used for Mineral Resource estimation. Calibration data for natural gamma logs are available for both historical and recent drilling. The majority of the data used in the Mineral Resource estimate is historical and collected by Kerr-McGee. Kerr-McGee regularly calibrated their logging tools at the DOE calibration test pits in Grants, NM. The calibration data associated with the Kerr-McGee drilling is contained in a series of calibration notebooks and tables.

Drill core collected by Strathmore Resources was analyzed at Energy Labs in Casper, Wyoming.

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The use of core to verify natural gamma logs is standard practice and allows for the calculation of a disequilibrium factor. In addition, the Project is located in a large uranium district that never reported issues with disequilibrium. The disequilibrium factor applied to the Project Mineral Resource is 1.0.

Mineral Resource Estimates

Grades were estimated for the Roca Honda project using a combination of nearest neighbor, inverse distance and ordinary kriging methods. Grades were estimated from historic surface drilling completed by Kerr-McGee, Western Nuclear, Conoco, and Strathmore Minerals. Information regarding the Mineral Resource calculation are given below, and specific details regarding the estimation procedure can be found in Section 14.0, Mineral Resource Estimate of the Roca Honda Technical Report Summary.

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

The table below sets out the Mineral Resources estimates for the Roca Honda Project as of December 31, 2022. These estimates are derived from the Roca Honda Technical Report Summary, in which Mineral Resources were estimated as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Roca Honda Technical Report Summary remained accurate as of December 31, 2022.

Roca Honda Project – Summary of Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)

Classification	Cut-Off Grade (% eU3O8)	Area	Tonnage (Tons)	Grade (% eU3O8)	Contained Metal (lbs. U3O8)	Metallurgical Recovery
Measured	0.19	Sec. 9, 10, & 16	208,000	0.48	1,984,000	95%
	0.19	Sec. 17	---	---	---	---
Total Measured	0.19	Sec. 9, 10, 16, & 17	208,000	0.48	1,984,000	95%
Indicated	0.19	Sec. 9, 10, & 16	1,303,000	0.48	12,580,000	95%
	0.19	Sec. 17	336,000	0.45	3,058,000	95%
Total Indicated	0.19	Sec. 9, 10, 16, & 17	1,639,000	0.48	15,638,000	95%
Total Measured + Indicated	0.19	Sec. 9, 10, 16, & 17	1,847,000	0.48	17,622,000	95%
Inferred	0.19	Sec. 9, 10, & 16	1,198,000	0.47	11,206,000	95%
	0.19	Sec. 17	315,000	0.42	2,636,000	95%
Total Inferred	0.19	Sec. 9, 10, 16, & 17	1,513,000	0.46	13,842,000	95%
Notes:
(1) SEC S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories.
(2) Mineral Resources are estimated at a U3O8 cut-off grade of 0.19% eU3O8.
(3) Mineral Resources are estimated using a long-term Uranium price of US$65 per pound. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
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

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2022, the total net book value attributable to the Roca Honda Project on the consolidated financial statements of the Company was $22.1 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2023. Permitting efforts in 2023 include the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties, including the submittal of a revised National Pollutant Discharge Elimination System (“NPDES”) permit application to the EPA and continuation of the Supplement to the Draft EIS through the USFS.

The Sheep Mountain Project

N
0
10
20
40
Miles
Thermopolis
25
Riverton
Lander
Casper
Sheep Mountain
287
80
Rawlins

The following technical and scientific description of the Sheep Mountain Project is based in part on a Preliminary Feasibility Study titled “Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA” originally dated and effective as of December 31, 2021, as amended January 30, 2023, and prepared by Douglas Beahm, PE, PG SME R.M., a Qualified Person employed by BRS, as well as Daniel Kapostasy, PG, SME R.M., a non-independent Qualified Person employed with the Company, and Terence McNulty, PE, PhD, an independent consultant (the “Sheep Mountain Technical Report Summary”). The Sheep Mountain Technical Report Summary was prepared in accordance with both S-K 1300 and NI 43-101. The Sheep Mountain Project contains both Mineral Resources and Minerals Reserves, as defined in S-K 1300 and NI 43-101 and is therefore considered under SEC S-K 1300 definitions to be a development stage property.

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

The Sheep Mountain Project includes the open pit Congo Pit, comprised of the Congo, North Gap, and South Congo areas, a proposed heap leach facility, and the reopening of the existing underground facility (the “Sheep Underground”), which includes the Sheep I and Sheep II underground areas. Although alternatives were considered in the past, the current recommended recovery method is the processing of extracted materials via an on-site heap leach facility. Material from the underground and open pit operations are expected to be commingled at the stockpile site located near the underground portal and in close proximity to the pit.

At the stockpile, the mineralized material will be sized if needed, blended, and then conveyed via a covered overland conveyor system to the heap leach pad where it will be stacked on a double lined pad for leaching. The primary lixiviant will be sulfuric acid. Pregnant leach solution (“PLS”) will be collected by gravity in a double lined collection pond and then transferred to the mineral processing facility for extraction and drying. The final product will be uranium concentrate (U3O8, also known as “yellowcake”). Energy Fuels owns the Mill and the Nichols Ranch Plant, which creates the option to transport loaded resin to either of those facilities for stripping, and to the Mill for drying, and packaging of yellowcake.

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 218 unpatented mining claims on land administered by the BLM, and approximately 640 acres within a State of Wyoming lease. The combination of the mineral holdings comprises approximately 5,055 acres. Total holding costs for 2022 were $38,581.

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

To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $165 per claim. Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. Wyoming State Mineral Lease (“ML”) 0-15536 will expire on January 1, 2024. Annual payments to maintain ML 0-15536 are $2,560 per year.

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

Subsequent to closure of the Sheep Mountain I by WNC, during April to September 1987, Pathfinder Mines Corp. (“PMC”) mined a reported 12,959 tons, containing 39,898 pounds of uranium at an average grade of 0.154% U3O8 from Sheep Mountain I, (PMC, 1987). U.S. Energy-Crested Corp. (“USECC”) acquired the properties from WNC in 1988 and during May to October 1988 USECC mined 23,000 tons from Sheep Mountain I, recovering 100,000 pounds of uranium for a mill head grade of 0.216% U3O8 (WGM, 1999). The material was treated at PMC’s Shirley Basin mill, 130 miles east of the mine.

In December 2004, Uranium Power Corp. (“UPC”), then known as Bell Coast Capital, entered into a Purchase and Sales Agreement with USECC to acquire a 50% interest in the Sheep Mountain property. The acquisition was completed in late 2007 with aggregate payments to USECC of $7.05 million and the issuance of four million Common Shares to USECC. USECC sold all of its uranium assets, including its 50% interest in Sheep Mountain, to Uranium One Inc. (“U1”) in April 2007. Titan Uranium Inc. acquired a 50% interest in the property when it acquired UPC by a Plan of Arrangement in July 2009. The ownership was subsequently transferred to Titan Uranium Inc.’s (“TUI”) wholly owned subsidiary, Titan Uranium USA Inc. (referred herein to as “Titan”). The remaining 50% interest was purchased from U1 on October 1, 2009. Subsequently, Energy Fuels and TUI announced that they had entered into a Certificate of Arrangement giving effect to the parties’ February 29, 2012 Plan of Arrangement, whereby Energy Fuels acquired TUI, making Titan a wholly owned subsidiary of Energy Fuels, which is now named Energy Fuels Wyoming Inc.

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

Data Verification

The assay data used to calculate the Mineral Resource and Mineral Reserve estimate for the Project is natural gamma radiometric log data. Core was collected by Uranium Power Corp. starting in 2005 and continued by Titan after its acquisition in 2009 to verify historical natural gamma data but was not used for Mineral Resource estimation. Calibration data for natural gamma logs are available for both historical and recent drilling.

Drill core collected by Uranium Power Corp. and Titan was analyzed at Energy Labs in Casper, Wyoming.

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The use of core to verify natural gamma logs is standard practice and allows for the calculation of a disequilibrium factor. The disequilibrium factor applied to the Project Mineral Resource is 1.0.

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

Details and figures regarding the estimation can be found in Section 14.0, Mineral Resource Estimates, of the Sheep Mountain Technical Report Summary.

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

The table below sets out the Mineral Resources estimates for the Sheep Mountain Project as of December 31, 2022. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Resources as of December 31, 2021 and are exclusive of Mineral Reserves. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2022.

Sheep Mountain Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Zone	Cut-off (G.T.)	Tons (000s)	Grade (% eU3O8)	Contained Metal (eU3O8 000s)	Metallurgical Recovery
Measured	---	---	---	---	---	---
Indicated	Sheep Underground	0.30	2,048	0.09	3,786	91.9%
	Congo Pit Area	0.10	2,161	0.13	5,786	91.9%
Total Indicated Resources			4,210	0.11%	9,750	91.9%
Total Measured and Indicated			4,210	0.11%	9,750	91.9%
Inferred	---	---	---	---	---	---
Notes:
(1) S-K 1300 and NI 43-101 definitions were followed for Mineral Resources.
(2) Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8 for the Congo Pit and 0.30 G.T. (6 ft. of 0.05% eU3O8) for the Sheep Underground.
(3) Numbers may not add due to rounding.
(4) Mineral Resources are estimated using a long-term uranium price of $65 per pound U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.

(5) Mineral Resources are exclusive of Mineral Reserves.
(6) Mineral Resource are 100% attributable to the Company.

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

The table below sets out the Mineral Reserve estimates for the Sheep Mountain Project as of December 31, 2022. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Reserves as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2022.

Sheep Mountain Mineral Reserves – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Zone	Cut-off (G.T.)	Tons (000s)	Grade (% eU3O8)	Contained Metal (eU3O8 000s)	Metallurgical Recovery
Proven	---	---	---	---	---	---
Probable	Sheep Underground	0.45	3,498	0.132	9,248.00	91.9%
	Congo Pit Area	0.10	3,955	0.115	9,117.00	91.9%
Total Probable Reserves			7,453	0.123	18,365	91.9%
Total Proven and Probable			7,453	0.123	18,365	91.9%
Notes:
(1) The Mineral Reserve estimate in this table complies with the requirements of both S-K 1300 and NI 43-101.
(2) Mineral Reserves are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8) for the Congo Pit and 0.45 G.T. (6 ft. of 0.075% eU3O8) for Sheep Underground.
(3) Mineral Reserves are estimated using a long-term uranium price of $65 per pound U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(4) Numbers may not add due to rounding.
(5) The Mineral Reserves are excluded from the Mineral Resources shown above.
(6) Mineral Reserves are 100% attributable to the Company.

The Probable Mineral Reserve is that portion of the Indicated Mineral Resource that is economic under the estimated costs and assumed pricing conditions. The cut-off grade of 0.075% eU3O8 at a minimum mining height of 2 foot equates to a 0.10 GT cut-off for the Congo Pit. The cut-off grade of 0.075% eU3O8 at a minimum mining height of 6 feet equals a 0.45 GT cut-off used for the Sheep underground extraction area. The cutoff grade was determined based on an assumed uranium price of $65 per pound U3O8.

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

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2022, the total net book value attributable to the Sheep Mountain Project on the Company's consolidated financial statements was $34.2 million.

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

Property Description

The Bullfrog Project consists of two separate contiguous deposits, also known as Copper Bench and Indian Bench. The Bullfrog Project is located in eastern Garfield County, Utah, 17 miles north of Bullfrog Basin Marina on Lake Powell and approximately 40 air miles south of the town of Hanksville, Utah. The property is located at latitude 37°48’38.71” N and longitude 110°41’50.09” W.

The Bullfrog Project does not have known “Mineral Reserves” and is therefore considered under S-K 1300 definitions to be exploratory in nature.

Ownership

The Company’s property position at the Bullfrog Project consists of 168 unpatented mining claims located on BLM land, encompassing approximately 2,344 acres. Surface access to conduct exploration, development and mining activities on unpatented mining claims is granted by the BLM as long as NEPA regulations are met. The property is 100% owned by the Company and was acquired from Denison Mines Corp. and its affiliates in June 2012. Total holding costs in 2022 were $21,222.

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

Atlas did not sell the Bullfrog property, and in 1991 returned it to Exxon. In late 1992, EFN, no relation to EFR, acting through its subsidiary Energy Fuels Exploration Company, purchased the property from Exxon. EFN conducted a geologic review and internal economic analysis of the Bullfrog property. In 1997, IUC became the owner of the Bullfrog property as part of an acquisition in which IUC acquired all of EFN’s assets. IUC performed no exploration activities on the properties.

On December 1, 2006, IUC combined its operations with those of DMI, and DMI became a subsidiary of IUC. IUC was then renamed Denison.

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

Data Verification

The assay data used to calculate the Mineral Resource estimate for the Project is natural gamma radiometric log data. Core was collected by both Exxon and Atlas at various times to verify natural gamma data but was not used for Mineral Resource estimation. Calibration data for natural gamma logs are available for all drilling.

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The Project is part of a larger mining district with no history of disequilibrium issues. The disequilibrium factor applied to the Project Mineral Resource is 1.0.

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

The table below sets out the Mineral Resources estimates for the Bullfrog Project as of December 31, 2022. These estimates are derived from the Bullfrog Technical Report Summary, which estimated Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Bullfrog Technical Report Summary remained accurate as of December 31, 2022.

Bullfrog Project Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)(8)

Classification	Area	Cut-Off Grade (%eU3O8)	Tons (000s)	Grade (% eU3O8)	Contained Metal (000s lbs of U3O8)	Metallurgical Recovery
Total Measured Resources	Bullfrog	0.165	---	---	---	95%
Total Indicated Resources	Bullfrog	0.165	1,560	0.29	9,100	95%
Total Measured + Indicated Resources	Bullfrog	0.165	1,560	0.29	9,100	95%
Total Inferred Resources	Bullfrog	0.165	410	0.25	2,010	95%
Notes:
(1) SEC S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories.
(2) Cut-off grade is a 0.5 GT cut-off (minimum 0.165% eU3O8 over a minimum thickness of 3 ft.).
(3) Cut-off grade is calculated using a sale price of $65/lb. U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Mineral Resources based on a tonnage factory of 15.0 ft.3/ton (Bulk density 0.0667 ton/ft3 or 2.13 t/m3).
(6) Mineral Resources have not been demonstrated to be economically viable.
(7) Total may not add due to rounding.
(8) Mineral Resources are 100% attributable to EFR.

Present Condition of the Property and Work Completed to Date

There is no existing infrastructure on the Bullfrog Property.

The Bullfrog Project was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Bullfrog Project has been fully impaired, and as of December 31, 2022, the total net book value attributable to the Bullfrog Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2023, the Company is not planning on conducting any work at the Bullfrog Project. Additional work is subject to any actions the Company may take in response to general market conditions.

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

Project Description

The La Sal Project is an existing complex comprised of seven individual underground uranium mines and properties. From east to west, these are Pine Ridge (reclaimed mine), Pandora Mine, Snowball Mine, La Sal Decline, Beaver Shaft, Redd Block IV (property), and the Energy Queen Mine. All the properties that make up the La Sal Project is 100% controlled by the Company’s wholly owned subsidiary EFR Colorado.

The area encompassed by the La Sal Project is located on two U.S. Geological Survey 7½ minute quadrangle topographic maps, La Sal West and La Sal East. The geographic coordinates for the approximate center of the La Sal Project are latitude 38°18’48.20” N and longitude 109°15’56.28” W.

Ownership

The Project consists of approximately 9,500 acres of mineral rights in a combination of unpatented mining claims owned by EFR Colorado, unpatented mining claims leased by EFR Colorado, State of Utah mineral leases, a San Juan County surface use, access, and mineral lease, and mining leases on private mineral rights, all located in the La Sal Mining District. The land surface overlying some mineral rights is also of varying ownership. Where the federal government controls the surface and minerals, EFR Colorado has the right to access, explore, develop, and mine on unpatented mining claims located on land managed by the BLM or USFS, as long as NEPA regulations are met. All other property, regardless of ownership, is covered by access or surface lease agreements with landowners, including ranchers, San Juan County, and the State of Utah. Total holding costs including fee leases, surface use agreements and claims in 2022 were $193,415.

The Company holds 90 unpatented mining claims on various sections of both USFS and BLM land across the Project. A mining lease between Robert H. Sayre, Jr. and UMETCO, dated July 11, 1973, applies to the 10 unpatented Martha claims at the east end of the Pandora claims. EFR Colorado is successor to this lease. Production from these claims is subject to a royalty to Sayre’s successors of 10% of the contained value of uranium and vanadium, less certain allowable deductions. The Martha claims lie in Section 31, Township 28 South, Range 25 East and Section 5, Township 29 South, Range 25 East. The mining lease does not include any requirement for annual advance royalties or other lease payments.

All claims, which are renewed annually in September of each year, are in good standing until September 1, 2023 (at which time they will be renewed for the following year as a matter of course). All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $165 per claim plus approximately $10 per claim for county filing fees to the BLM.

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

The Pandora Mining Lease, dated June 16, 1967, was originally between Robert H. Sayre, Jr. and American Metal Climax, Inc. (American Metal). Successors to American Metal include Atlas Minerals in 1973 and UMETCO in 1988. The Company is the current successor to the Pandora Mining Lease and its amendments. The Pandora Mining Lease and amendments apply to 105 unpatented Pandora claims. The claims lie in Sections 1 and 12, Township 29 South, Range 24 East, Section 31, Township 28 South, Range 25 East, and Sections 5, 6, and 7, Township 29 South, Range 25 East. Production from these claims is subject to a royalty to Sayre’s successors of 10% of the contained value of uranium and vanadium, less certain allowable deductions. The annual $165/claim annual BLM fees are the responsibility of the Company. No other lease costs apply to these claims.

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

The Company has leased the mineral rights on numerous parcels from various private landowners. The Redd family, as individuals or in legal entities, namely La Sal Livestock and Redd Agri, LLC, has owned much of the subject land for many decades, both mineral rights and surface. A few small parcels have joint ownership of minerals with parties other than the Redd family. The surface estate has been split from the minerals on numerous parcels. The Company has surface use and access agreements in place with all the private landowners that allow for any activities pertaining to exploration, development, and mining. The expiration dates for these leases range from 2026 to 2031, but can be held indefinitely through production. All fee leases are subject to annual payment, which may require adjustments based on the long-term spot price of uranium and vanadium.

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

UMETCO and EFN (no relation to the Company) entered into an agreement in 1984 whereby UMETCO owned 70% capacity in, and was the operator of, the Mill. That operating agreement was restructured in 1988 wherein EFN became 20% owner of the UMETCO uranium-vanadium properties in Colorado and Utah, including the La Sal properties. In 1994, UMETCO gave back its interest in the Mill to EFN and assigned all interest in the La Sal properties, among others, to EFN, thereby giving EFN control of all previous UMETCO, Hecla, and Atlas properties in the Project. Many of the UMETCO personnel continued working for EFN. Original data of the previous operators also transferred to EFN ownership. EFN bought-out the Atlas Minerals royalty on the Pandora Mine in the mid-1990s. The Hecla 50% interest was also acquired by EFN.

IUC bought all assets of EFN in 1997 including the Project and the Mill. IUC did not retain the Superior Uranium lease (Energy Queen lease). Again, many personnel and all data on the Project transferred to IUC. In 2006, IUC acquired Denison and changed its name to Denison Mines Corporation (Denison). EFR Colorado entered into a new lease on the Energy Queen property in late 2006. The Company acquired Denison’s U.S. Mining Division in June 2012, thereby becoming owner and operator (through various subsidiaries) of the entire Project and the Mill. Several Company staff have been associated with all or portions of the Project since the 1980s. All historical data on the Project is the property of the Company.

Following the end of commercial mining at the Project in October 2012, the Project was placed on care and maintenance. In 2018 the La Sal, Beaver, and Pandora portions of the Complex were reopened and rehabilitated as part of a test mining program. In May 2019 the Project was placed back into care and maintenance mode.

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the UDOGM. If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through the DWQ. Air permits for air emissions including radon are issued by the Utah Division of Air Quality. Water well permits, water rights, and stream alteration permits are issued through the Division of Water Rights. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

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

Utilizing only natural gamma logs as assay data could lead to an over or under estimation of Mineral Resources due to disequilibrium. Positive disequilibrium occurs when the uranium present has not had enough time to decay and produce daughter isotopes, which are what are actually measured during a natural gamma assay. Under positive disequilibrium a natural gamma assay would indicate lower amounts of uranium than what is present. Negative disequilibrium occurs when uranium has had enough time to decay to produce the daughter radioisotopes but was remobilized and removed from the deposit. This would lead to measuring more uranium than is present. The Project is part of a larger mining district with no history of disequilibrium issues. The disequilibrium factor applied to the Project Mineral Resource is 1.0.

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

The table below sets out the Mineral Resources estimates for the La Sal Project as of December 31, 2022. These estimates are derived from the La Sal Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the La Sal Technical Report Summary remained accurate as of December 31, 2022.

La Sal Mineral Resources – In Situ Uranium and Vanadium(1)(2)(3)(4)(5)

Classification	Zone	Cut-Off Grade (%U3O8)	Tons (000)	Grade % eU3O8	Pounds eU3O8 (000)	Metallurgical Recovery (U3O8)	Grade % V2O5	Pounds V2O5 (000)	Metallurgical Recovery (V2O5)
La Sal Inferred Resources	Energy Queen	0.17	147	0.25	749	96%	1.07	3,129	75%
	Redd Block	0.17	336	0.29	1,918	96%	1.14	7,679	75%
	Beaver/La Sal	0.17	118	0.23	552	96%	1.01	2,388	75%
	Pandora	0.17	222	0.24	1,061	96%	1.02	4,551	75%
Total Inferred Resources		0.17	823	0.26	4,281	96%	1.08	17,746	75%
Notes:
(1) SEC S-K definitions were followed for all Mineral Resource categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) Mineral Resources are estimated at a cut-off grade of 0.17% U3O8.
(3) The cut-off grade is calculated using a metal price of $65/lb U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
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

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. The cost of the La Sal Project has been fully impaired, and as of December 31, 2021, the total net book value attributable to the La Sal Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During Q1-2023, the Company plans to finish rehabilitation work started during the test mining program in 2019. This additional work will make the La Sal Project “mine ready” should market conditions warrant reopening of the mine.

The Bahia Project

Caracas
Bogota
Columbia
Quito
Peru
Lima
Brazil
Brasilia
Bahia Project
Bolivia
Atlantic Ocean
Pacific Ocean
Asuncion
Rio de Janeiro
Sao Paulo
Argentina
Santiago
Montevideo
Buenos Aires
N
0 250 500 1,000
Miles

The following technical and scientific description of the Bahia Project is based in part on a number of historical exploration reports provided by previous owners to the Brazilain Mining Agency, Agência Nacional de Mineração (National Mining Agency (“ANM”). These reports were submitted to ANM between 10/20/2016 and 4/29/2022 and do not comply with S-K 1300 or NI 43-101. Daniel Kapostasy, a Qualified Person employed by the Company and currently serving as the Company’s Director of Technical Services, has reviewed these reports in detail and held various discussions with the people who collected the samples and wrote the reports. The Company is currently collecting the data and conducting the test work required to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report, including a Mineral Resource estimate if the test work is successful in confirming a Mineral Resource, and expects to disclose its results in Q1 2024. Currently, the Bahia Project has no S-K 1300 or NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.

Project Description

The Bahia Project is an exploration stage property comprised of seventeen individual ANM Process Areas between the municipalities of Prado and Caravelas in the state of Bahia, Brazil, prospective for heavy mineral sands (“Heavy Minerals”), including ilmenite, rutile, zircon and monazite. All seventeen of the Process Areas are 100% controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil, Ltda. If the Project is put into production, it will be comprised of multiple shallow open pits.

The geographic coordinates for the Bahia Project are approximately latitude 17°17’27.6” S and longitude 39°13’26.4” W for the northern extent, latitude 17°44’27.6” S and longitude 39°13’15.6” W for the southern extent, and latitude 17°30’56.6” S and longitude 39°13’15.6” W for the approximate center of the Project.

Ownership

The Project consists of approximately 15,089.71 hectares (37,300 acres or 58.3 square miles) of mineral rights controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil, Ltda.

ANM Process Area	Title Holder	Stage	Area (Hectares)
870.267/2016	Energy Fuels Brazil, Ltda	Mining Concession Request	112.68
870.270/2016	Energy Fuels Brazil, Ltda	Exploration Authorization	607.07
870.271/2016	Energy Fuels Brazil, Ltda	Exploration Authorization	1,142.78
870.864/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	769
870.866/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	1,136.2
870.868/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	1,195.32
870.869/2011	Energy Fuels Brazil, Ltda	Exploration Authorization	1,778.17
870.871/2011	Energy Fuels Brazil, Ltda	Right to Apply for Mining Concession	1,322.54
870.872/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	703.43
870.873/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	334.67
870.874/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	755.96
870.875/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	592.48
870.876/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	1,112.92
873.520/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	1,055.34
873.723/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	799.93
873.724/2011	Energy Fuels Brazil, Ltda	Mining Concession Request	982.1
871.441/2018	Energy Fuels Brazil, Ltda	Mineral Research Permit	689.12
Total	Energy Fuels Brazil, Ltda		15,089.71

Mineral tenure is guaranteed by the Federal Constitution in Brazil. Mineral resources are separate from the surface owners (i.e split estate), and the Republic of Brazil is the owner of all mineral resources. The federal government can grant mineral rights for exploration and production to Brazilian companies (or foreign companies with established Brazilian entities). Brazilian entities that are granted mining rights have the ownership of the product they are mining. Mineral rights can be assigned, transferred or subject to encumbrance, provided that legal requirements are fulfilled and that the transaction is registered with and approved by the Brazilian National Mining Agency (“ANM”).

Mineral rights do not grant the land where the mineral deposits are located but do provide the possibility of creating a mineral easement that allows holders of the mineral rights the ability to explore or mine the mineral and take ownership of the product. This right of access also includes neighboring lands, as long as ANM recognizes that such lands are needed for exploration and production. The surface owners are entitled to a royalty and damages caused by exploration, mining and ancillary activities. A maximum royalty is set at half the federal government royalty. If the Company and the surface owner are unable to reach an agreement the matter will be settled by the local court based on criteria provided in applicable laws.

The granting of mineral rights in Brazil is performed in four steps:

1.Exploration Authorization: A 1-3 year authorization that is renewable for an additional 1-3 years. Exceptions can be made for additional renewals following the first authorization. The purpose of this authorization is to allow a company to explore for a mineral of interest. The company must then submit an exploration report to ANM. ANM will approve or deny the report based on the economic and technical feasibility of exploiting the mineral explored for under the report. Four of the mineral rights underlying the Bahia Project currently fall within this category (870.270/2016, 870.271/2016, 870.869/2011 and 871.441/2018).

2.Right to Request a Mining Concession: Following approval of the exploration report the company has 1 year to apply for a mining concession. This request period can be renewed, upon request and justification, based on ANM’s criteria. If ANM does not agree with the justification, ANM may request the holder of the mineral right to proceed with the request for a mining concession stage. Eventually, ANM can forfeit the request right if there is clear and strong evidence of procrastination. One of the mineral rights underlying the Bahia Project currently falls within this category (870.871/2011).

3.Mining Concession Request: The request for a mining concession has to include a mine development plan. Furthermore, the mining concession will only be granted once an environmental construction permit is obtained. Extensions can be granted if the environmental permitting process is delayed. The holder must use best efforts to obtain the environmental permit and report to ANM. Eventually, ANM can deny the request if there is clear and strong evidence of procrastination. Twelve of the mineral rights underlying the Bahia Project currently fall within this category (870.267/2016, 870.864/2011, 870.866/2011, 870.868/2011, 870.872/2011, 870.873/2011, 870.874/2011, 870.785/2011, 870.876/2011, 873.520/2011, 873.723/2011 and 873.724/2011).

4.Mining Concession: This is the approval to mine. Once this is granted the company has six months to start mining and is required to provide an annual report to ANM. The mining concession is valid for the life of the mine.

Under the terms of the purchase agreement with the previous owners no royalty payment is due. Under the terms of a finders’ fee agreement with an agent that assisted in the purchase of the Process Areas a 4% gross revenue royalty is due on Heavy Minerals concentrates sold from the Project. A 2% gross revenue royalty is due to the Brazilian government and a maximum 1% gross revenue royalty is due to the surface owners where production occurs.

ANM Process Area
870.267/2016
873.723/2011
870.864/2011
873.520/2011
870.866/2011
873.724/2011
870.868/2011
870.869/2011
870.270/2016
870.872/2011
870.871/2011
871.441/2018
870.873/2011
870.875/2011
870.874/2011
870.271/2016
870.876/2011
Atlantic Ocean
Rio Jucuruçu
ALCOBAÇA
BA-489
Prado
São José
BA-290
Alcobaça
Caravelas
Ponta da Areia
Juerana
Peruípe
BRAZIL
N
0
2½
5
10
Miles

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Bahia Project is easily accessed from the all-weather Bahia State Road 001 (BA-001), which runs north to south through and along the western edge of the project. Additional local paved roads and dirt roads for various ranches provide access to the individual Process Areas. Airports in Porto Seguro, BA, approximately 230 km to the north and Teixeira de Freitas, BA approximately 60 km to the west provide commercial air service. A port on the Caravelas River at the extreme southern end of the project area was last operated in 2021 but has been maintained in a standby condition and could be used for the Project. The closest deepwater port is the Port of Ilheus approximately 380 km to the north. There is no rail near the Project.

The State of Bahia is approximately 564,692 square kilometers, of which, 68.7% are considered semi-arid. Near the project, the climate is tropical to subtropical with average temperatures between 21 and 25°C. Relative humidity is approximately 80% on average and annual rainfall is around 1,500 – 1,750 mm.

Prado, Alcobaça and Caravelas are the nearest municipalities to the project and have populations of approximately 28,000, 22,500 and 22,000 people respectively. The municipalities are sufficient for providing necessities for initial work at the project including personnel, lodging, and supplies. Larger equipment and more technical items can be purchased in the larger surrounding cities of Teixeira de Freitas, Itamaraju or Eunapolis. Belo Horizonte, a large city and home to a number of mining service providers, is 750 km away.

It is anticipated that most personnel will be hired from the local area with other technical personnel being hired from other mining districts around Brazil.

Electric transmission and distribution lines exist throughout the project area, supplying the three major municipalities in the area. Groundwater in the region is relatively shallow and depending on the season or portion of the project can range from near surface to 10 meters below the surface. It is anticipated that water for the operation will be supplied by groundwater wells.

History

Sixteen of the ANM Process Areas were acquired from G-4 Esmeralda and URBtopo who did the majority of the exploration work on the Project including the drilling of over 3,300 hand auger drill holes. In addition to the drilling, these groups conducted a gamma survey of the region. Monazite, one of the heavy minerals of interest contains both uranium and thorium and is therefore naturally radioactive. Surveying for this radioactivity with gamma detectors provides an indication of mineralization and therefore can focus drilling efforts.

The data from the drilling was used to publish exploration reports for each of the Process Areas to ANM. This is a required process under Brazilian law to move the Process Areas towards mine production. The reports detail in-situ mineral inventory and then apply economics to declare “reserves” and provide evidence to ANM that the Process Areas are able to economically produce the mineral being applied for in the Process Area. The reports are extremely detailed and are the sources of the historical resource provided below. It should be noted that the numbers given in the table are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Resources, Mineral Reserves or exploration results. The Company is not treating the following as a current estimate of Mineral Resources, Mineral Reserves or exploration results. Further drilling and data collection might not prove out the numbers in the table below.

ANM Process Area	Date of Report	Mineralized Area (m2)	Mineralized Thickness (m)	Mineralized Volume (m3)	Specific Gravity	Sand (tonnes)	Heavy Mineral (%)(1)(2)	Heavy Mineral (tonnes)
870.267/2016	12/10/2016	133,200	8.01	1,066,932	2.7	2,880,716	2.65	76,339
870.270/2016	3/31/2018	94,300	7.79	734,597	2.72	1,998,104	4.4	87,917
870.271/2016	3/20/2019	607,100	4.71	2,859,552	2.7	7,732,864	3.01	232,708
870.864/2011	10/20/2016	745,200	2.4	1,790,288	2.7	4,833,778	2.75	133,041
870.866/2011	10/20/2016	3,559,300	2.83	10,061,088	2.69	27,064,327	3.12	845,430
870.868/2011	10/20/2016	571,400	2.65	1,515,740	2.7	4,091,339	2.54	104,071
870.869/2011	11/7/2017	543,000	4.12	2,237,160	2.7	6,040,332	3.19	192,687
870.871/2011	3/20/2017	4,346,200	4.33	18,825,701	2.73	51,333,026	4.8	2,466,474
870.872/2011	2/20/2017	233,000	2.81	626,630	2.69	1,685,635	2.33	39,275
870.873/2011	5/20/2017	1,378,800	4.33	5,970,204	2.7	16,119,551	3.14	506,154
870.874/2011	6/20/2017	1,767,400	3.98	7,034,252	2.69	18,922,138	2.68	507,113
870.875/2011	2/20/2017	211,200	2.02	427,325	2.69	1,149,017	2.4	27,545
870.876/2011	8/15/2017	3,451,500	5.2	17,946,636	2.72	48,772,497	3.38	1,649,943
873.520/2011	10/20/2016	190,900	2.63	501,996	2.7	1,353,111	2.55	34,503
873.723/2011	10/20/2016	196,300	3.81	748,310	2.68	2,005,471	2.19	43,998

873.724/2011	2/10/2016	800,500	3.27	2,619,246	2.69	7,045,772	2.41	169,976
871.441/2018(3)	4/29/2022					965,718	6.79	65,594
Total						203,993,394	3.52	7,182,767
Notes:
1.Heavy Minerals represent all the heavy minerals greater than specific gravity 2.9, those of primary economic interest are ilmenite, rutile, zircon and monazite, but also include minerals such as kyanite, garnet, staurolite and magnetite.
2.Heavy mineral percentages are reported at a cutoff grade of 2.0%, although no work was done to justify this value as an economic cutoff grade
3.Process Area 871.441/2018 was owned by a different party and the calculations provided in the exploration report differed from the calculations by G-4 Esmeralda and URBtopo. The data in the blank columns was not provided.

Limited data was collected and provided in the exploration reports on the concentrations of the valuable minerals (ilmenite, rutile, zircon, monazite and kyanite) at the Project. The data contained in the table below is taken from the same historical exploration reports listed in the table above, dated between October 20, 2016 and April 29, 2022. The values in the table were determined using microscopic mineral identification and point counting. Based on this limited data, the Company expects concentrations in the ranges below. As with the table above, it should be noted that the numbers given in the table are historical in nature, and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Resources, Mineral Reserves or exploration results. The Company is not treating the following as a current estimate of Mineral Resources, Mineral Reserves or exploration results. Further drilling and data collection might not prove out the numbers in the table below.

Mineral	Low Concentration (%)	High Concentration (%)
Ilmenite	48.1	78.4
Rutile	1.5	16.3
Zircon	0.76	20.2
Monazite	0.66	13.1
Kyanite	3.49	37

Permitting

Limited permitting work has been conducted at the Project. The Company has engaged a local consulting firm to provide a overview of the permitting process, identify any significant issues and initiate a community engagement program. As more information is available and the permitting process begins, additional information will be provided.

Geologic Setting, Mineralization and Deposit

The Barreiras Group is a unit that occurs along the coast of Brazil, from the State of Amapá to Rio de Janeiro. It is an alluvial fan deposit composed of clay, sand and gravel and was by fluvial systems. Overlying the Barreiras Group are the mineral bearing beach/dune sand deposits of Holocene age. These mineralized beach/dune deposits are referred to below as placers.

Most of the Heavy Minerals were brought down from the higher interior of Brazil by rivers and reworked along the Brazilian coastline by wave action and currents. This primarily occurred during the last 6,000 years during a sea level decline of about 3 to 4 meters. This event and the deposition of material from the various rivers gave rise to extensive plains of coastal dunes. One of these plains, Belmonte, is located in the southern part of the state of Bahia, which is part of the Jequitinhonha River delta. Another plain of considerable size stretches from the Prado region to Caravelas, where the clear strands of beachfront can be seen and makes up the majority of the Project area. All coastal dunes are reworked by the wind, most prominently in the frontal dunes. The study of the geometry, orientation and truncation patterns of coastal ridges can provide a great deal of information about the evolution of these plains, sediment dispersion patterns and past episodes of severe erosion that affected the coastline.

Placer deposits form from the concentration of a diverse group of valuable, resistant, detrital minerals resulting from the erosion of its source rock. These resistant minerals include gold, cassiterite, zircon, rutile, ilmenite, monazite, magnetite, platinum group minerals, chromite and various gemstones. It is important to emphasize that the source of the placer minerals might not be of economic value, but the erosion and concentration of the mineral can make the placer economically viable. In the case of the Bahia Project, detrital minerals concentrated in the placers are referred to as heavy minerals, due to their high specific gravity (greater than 2.9 g/cm3), higher than quartz (2.65 g/cm3). Typically, the heaviest minerals such as gold and platinum are not transported long distances and are found close to the source rocks. Lighter heavy minerals such as ilmenite, rutile, monazite and zircon can be transported longer distances and typically end up in coastal environments.

In the region from Prado to Caravelas (passing through Alcobaca), the placers are classified as placer beach disseminated. This type of deposit forms by waves and currents concentrating the heavy minerals and typically contains the lighter heavy minerals such as ilmenite, rutile, zirconite, monazite, garnet and magnetite.

Placer deposits, similar to those found at the Project, can be found globally in places such as South Africa, Australia, Madagascar, India, Thailand, and the Southestern United States. In Brazil, similar placers were mined in São Francisco de Itabapoana, Rio de Janeiro, and Cumuruxatiba (located 30 km to north of Prado), in Bahia.

Data Verification

The data collected and provided in this disclosure is derived entirely from the exploration reports for each of the seventeen ANM Process Areas. Dan Kapostasy, Director of Technical Services and Qualified Person for the Company has reviewed these reports in detail and discussed the methods used with the project geologist in charge of field and laboratory activities for the previous owners. This person is also currently an employee of Energy Fuels Brazil, Ltda. Heavy mineral concentrations were derived for every meter drilled using heavy liquid separations, a standard method of heavy mineral determination.

To determine the concentration of the various Heavy Minerals in a sample, the heavy fraction is separated from the silica sand by using heavy liquid separation. The heavy fraction is then mounted in epoxy or dispersed on slide glass and viewed under a microscope. A geologist then can identify the various minerals and determine the concentration of each mineral through a process called point counting, whereby the geologist identifies each sand grain individually, tallies the number of each mineral and then divides by the total.

Verification of the Heavy Minerals concentration was started by the Company in September 2022, when it hired a contract driller to collect samples using a sonic rig. While no laboratory analyses have been received to date, visual estimation of the Heavy Minerals quantity indicates that the historical values seen at the various Process Areas are valid.

Present Condition of the Property and Work Completed to Date

The Project is a greenfield project in that no mining has taken place on the ANM Process Areas. Most of the surface use in the region is for farming and ranching. As mentioned previously, the former owners carried out an extensive auger drill exploration program completing over 3,300 holes. Between September 20, 2022 and February 14, 2023 the Company drilled 2,266 meters of sonic drill core on various ANM Process Areas to confirm the prior drilling and collect samples and data for use in an S-K 1300/NI 43-101 compliant technical report for publication in Q1 2024.

The Company acquired the Bahia Project in February 2023 for $27.50 million.

The Company’s Planned Work

The Company plans to start a Phase II drilling program in Q3 2023, utilizing its own sonic drill rig. The purchase of a drill rig will provide the Company with much more flexibility in drilling out the large area of the project. Additional work planned in 2023 includes sampling and assaying of both Phase I and Phase II drilling samples, initiation of permitting and community engagement activities, initiation of metallurgical test work and engineering design. The Company plans to use this information to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in Q1 2024, including an estimate of Mineral Resources if Mineral Resources are confirmed.

Non-Material Mineral Properties

This section describes certain non-material mineral properties held by the Company. As these properties are not considered material to the Company’s business, the Company may choose to pursue or to take into consideration the potential sale, joint venture, trade or other transaction involving one or more of these projects. None of the Company’s non-material properties have any Mineral Resources or Mineral Reserves.

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

In September 2016, the Arkose Joint Venture elected to forfeit 190 unpatented lode mining claims covering 3,925 acres from its Kermit property and 144 claims covering 2,975 acres from its Lone Bull property, which constitute all of the Arkose claims in those projects. In addition, four mineral leases comprising 592 acres in the East Buck project were allowed to expire in 2016 without attempting to negotiate extensions to those leases. In 2017, mineral leases in the Monument, Cedar Canyon, Sand Rock, East Buck and House Creek projects were allowed to expire; however, the expiry of those property interests did not materially affect the Company’s ability to continue exploration and extraction activities on its properties.

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

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal
Complex
Monticello
Dove Creek
Blanding
Bullfrog
Project
White
Mesa Mill
Halls Crossing
UTAH
COLORADO
6
70
72
24
128
141
50
191
46
90
276
95
666
N
0
10
20
40
Miles

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size has been reduced since the acquisition. The retained property continues to cover the known mineralized areas. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. In 2022, the Company initiated work at Whirlwind to rehabilitate the existing decline. Work progressed until December 2022, when it was put on hold due to inclement weather. The Company plans to finish rehabilitation work on the decline in 2023.

Internal Controls Relating to Exploration, Mineral Resource and Mineral Reserve Estimation Efforts

The primary exploration tool used for uranium projects is a downhole gamma probe. The gamma probe provides an equivalent %U3O8 grade by measuring decay products of U-238. The Company regularly calibrates its gamma probe during drilling programs at one of a number of DOE test-pits. This is standard procedure in the uranium industry. To verify gamma probe readings, the Company will either collect core and send that material to a 3rd party lab for assay or use a prompt fission neutron (“PFN”) probe that directly measures the downhole uranium concentrations. Similar to the gamma probe the PFN probe, when in operation, is regularly calibrated at the DOE test-pits.

To verify uranium grades or to assay for other metals, such as, vanadium and copper, core is collected during drilling, logged, sampled and sent out for assay either at the Company’s Mill or at 3rd party labs. Assaying of the materials includes the submission of standards and blanks and assay verification by other laboratories.

The primary risk associated with a Mineral Resource or Mineral Reserve estimate on a uranium project is disequilibrium. As stated above, a gamma probe measures the decay products of U-238. It is possible that, under the correct conditions, the uranium could have produced decay products but, later, the uranium is dissolved by oxidized groundwater and moved out of the system (negative disequilibrium) so that the measured value is overestimating the amount of uranium present. The opposite can also be true, uranium could have moved into the system and not decayed long enough to produce the decay products to calculate the uranium present (positive disequilibrium). Both situations can be quantified by either collecting core and assaying for uranium directly or measuring uranium in the ground with a PFN tool.

Exploration for Heavy Minerals employs different procedures than those noted for uranium exploration and quantification. The Company utilizes a sonic drill rig for Heavy Minerals exploration as this type of rig is able to collect relatively undisturbed cores of loose sediment. Following retrieval of the core (typically in 2 meter intervals), the core is logged by the onsite geologist and a sample of each meter is collected and panned (similar to gold panning) to get a visual estimate of Heavy Minerals concentration. The samples are then taken back to the field office where they are split, dried and analyzed for grain size, utilizing a standard set of wire mesh sieves. A second fraction of the split is then sent to a 3rd party analytical lab for heavy liquid separation, elemental analysis and mineralogical characterization (XRD or QEMSCAN). Elements of interest include Ti, Fe, Zr, the REEs, uranium and thorium. Standards and blanks will be submitted to the lab as part of the quality assurance/quality control program. Samples will also be sent to other third-party labs to verify the analyses by the primary lab.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our Common Shares are listed for trading on the NYSE American under the symbol “UUUU” and on the Toronto Stock Exchange under the symbol “EFR.” As of March 3, 2023, the closing bid quotation for our Common Shares was $6.67 per share as quoted by the NYSE American and was $9.06 per share as quoted by the TSX. As of March 3, 2023, Energy Fuels had 157,710,750 Common Shares issued and outstanding, held by an estimated 120,000 or more shareholders.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Equity Securities
During 2022, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022, concerning stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) outstanding pursuant to our 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), which has been approved by the Company’s shareholders. The Company does not have an equity compensation plan that has not been approved by shareholders. The table also includes stock options that the Company assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights (US$)(1)(3)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	3,967,870(3)	$3.87(4)	11,800,383
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,967,870	$3.87	11,800,383
(1)    The number of Common Shares, and the exercise price thereof, has been adjusted to take into account the Consolidation.
(2)     Includes 767,677 stock options, 747,425 RSUs and 2,452,768 SARs, which includes: (i) 1,658,961 SARs that were granted on January 22, 2019 (the “2019 SARs”), (ii) 703,923 SARs that were granted on January 25, 2022 (the “January 2022 SARs”) and (iii) 89,884 SARs that were granted on April 18, 2022 (the “April 2022 SARs”, together the “SARs”). With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% on January 27 approximately one year after the date of grant, as to another 25% on January 27 approximately two years after the date of grant and as to the remaining 25% on January 27 approximately three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment. Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company's Common Shares on the date of exercise and the grant price (the “Grant Price”), being the greater of the 5-trading-day volume weighted average price (“VWAP”) of the Company’s Common Shares on the NYSE American ending on the trading day immediately prior to the date of grant and the closing market price of the Company’s Common Shares on the NYSE American on the trading day immediately prior to the date of grant. The term of each SAR grant is five years, with SARs vesting only upon the achievement of market goals specific to each SAR grant. Further, notwithstanding the vesting schedule specific to each SAR grant, no SARs are able to be exercised by the holder for an initial period of one year from the date of grant. The specific terms of each SAR grant are as follows:
a.2019 SARs. The Grant Price of the 2019 SARs is $2.92. The term of the 2019 SARs is five years, ending on January 22, 2024, with the 2019 SARs vesting only upon the achievement of the following market goals: as to one-third of the 2019 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the 2019 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the 2019 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no 2019 SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 22, 2020. As of March 15, 2022, two-thirds of the 2019 SARs have vested.
b.January 2022 SARs. The Grant Price of the January 2022 SARs is $3.60. The term of the January 2022 SARs is five years, ending on January 25, 2027, with the January 2022 SARs vesting only upon the achievement of the following market goals: as to one-third of the January 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the January 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the January 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no January 2022 SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As of December 31, 2022, none of the January 2022 SARs have vested.
c.April 2022 SARs. The Grant Price of the April 2022 SARs is $6.80. The term of the January 2022 SARs is approximately five years, ending on January 25, 2027, with the April 2022 SARs vesting only upon the achievement of the following market goals: as to one-third of the April 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the January 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the January 2022 SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no April 2022 SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As of December 31, 2022, none of the April 2022 SARs have vested.
(3)    747,425 RSUs have been excluded from the weighted average exercise price because there is no exercise price.
(4)    Represents a weighted average exercise price of: (i) $2.32, which is the weighted average exercise price of stock options and SARs pursuant to the Omnibus Equity Incentive Plan, and (ii) $4.64, which is the weighted average exercise price of the Uranerz Replacement Stock Options.
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

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2017 - December 31, 2022)
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2017
2018
2019
2020
2021
2022
Energy Fuels Inc.
NYSE Composite Index
Russell 2000 Index
NASDAQ Composite - Total Returns
NYSE MKT Natural Resources Index
Peer Group

Notes:
(1) This peer group represents a broad range of companies operating within the U.S. uranium industry generally and is distinct from the more select peer group used for the Company’s executive officer compensation decisions as reported annually in the Company’s proxy circular.
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

Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada

The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) to a holder who acquires, as beneficial owner, our Common Shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the Common Shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us; (iii) is not, has not been, and will not be or deemed to be, resident in Canada; (iv) is not a “foreign affiliate” (as defined in the Tax Act) of a person resident in Canada; (v) has not entered into a “dividend rental arrangement”, a “derivative forward agreement” or a “synthetic disposition arrangement” (as such terms are defined in the Tax Act) in respect of our Common Shares; and (vi) does not use or hold and will not be deemed to use or hold, our Common Shares in a business carried on in Canada (a “Non-Resident Holder”). Generally, our Common Shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our Common Shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere or is an authorized foreign bank (as defined in the Tax Act). Such Non-Resident Holders should seek advice from their own tax advisors.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”) and management’s understanding of the current administrative policies and assessing practices of the Canada Revenue Agency (the “CRA”) published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental, or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.

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

Currency Conversion

Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding, or disposition of our Common Shares, including dividends, adjusted cost base and proceeds of disposition, must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a Non-Resident Holder may be affected by fluctuations in the value of the Canadian dollar relative to other currencies.

Disposition of Common Shares

A Non-Resident Holder will not generally be subject to tax under the Tax Act on any capital gain arising on an actual or deemed disposition of our Common Shares, unless the Common Shares constitute “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided our Common Shares are listed on a “designated stock exchange,” as defined in the Tax Act (which currently includes the TSX and NYSE American) at the time of disposition, the Common Shares will generally not constitute taxable Canadian property of a Non-Resident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties,” “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties, whether or not such property exists.

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

Receipt of Dividends

Dividends received or deemed to be received by a Non-Resident Holder on our Common Shares will be subject to Canadian withholding tax under the Tax Act. The general rate of withholding tax is 25%, although such rate may be reduced under the provisions of an applicable income tax convention between Canada and the Non-Resident Holder’s country of residence. For example, under the Canada-United States Income Tax Convention (1980) as amended (the “Canada-U.S. Treaty”), the rate is generally reduced to 15% (or to 5% for a company that holds at least 10% of the voting stock of the corporation paying the dividend) where the Non-Resident Holder is a resident of the U.S. for the purposes of, and is entitled to the benefits of, the Canada-U.S. Treaty. The Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting of which Canada is a signatory, affects many of Canada’s bilateral tax treaties (but not the Canada-U.S. Treaty), including the ability to claim benefits thereunder. Non-Resident Holders should consult their own tax advisors to determine their entitlement to relief under an applicable income tax treaty or convention.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2022 and the related notes thereto. The purpose of this Item 7 is: (i) to provide material information relevant to an assessment of the financial condition and results of operations of Energy Fuels Inc., including an evaluation of the amounts and certainty of cash flows from operations and from outside sources; and (ii) to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not necessarily indicative of future operating results or of future financial condition. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. See page 3, “Cautionary Statement Regarding Forward-Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to Cdn$ refer to Canadian dollars, and $ to U.S. dollars.
Operations Update and Outlook for 2023
Overview
The Company continues to believe that uranium supply and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, and citizens on decarbonization, electrification, and security of energy supply. In addition, Russia’s invasion of Ukraine and the entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers like Energy Fuels to foster security of supply, avoid transportation issues, and ensure more certain pricing.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities for which the Company is beginning to perform the necessary work to recommence production at one or more of its mines and ISR facilities, starting as soon as 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements, including its recent purchases of U.S. origin uranium on the spot market.
The Company continually seeks new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE projects (in addition to the recent acquisition of the Bahia Project discussed in Note 7 – Property, Plant and Equipment and Mineral Properties). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including expanding the new U.S. Uranium Reserve Program, supporting efforts to restore domestic nuclear fuel capabilities, and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the year ended December 31, 2022, the Company recovered and packaged approximately 162,000 pounds of its final uranium product, U3O8, at the Mill, which was added to the Company’s finished product inventory. The Mill recovered an additional small quantity of uranium, which was retained in-circuit and was not packaged in 2022. During 2022, the Mill also focused on its mixed RE Carbonate production and produced approximately 205 tonnes of high-purity, partially separated mixed RE Carbonate, while working to secure additional monazite ore feedstock to increase production. The Mill did not recover any vanadium in 2022.

During 2023, the Company does not plan to recover any pounds of uranium at the Mill, other than uranium from its monazite processing which will likely remain in circuit and not be packaged in 2023.

During early 2023, the Company expects to process approximately 600 tonnes of monazite delivered late in 2022 from Chemours and recover approximately 175 to 225 tonnes of TREO at the Mill in the form of approximately 375 to 485 tonnes of RE Carbonate. The Company expects to receive an additional 400 to 700 tonnes of monazite from Chemours later in 2023, which the Company expects to process for the recovery of uranium and production of separated NdPr and a heavy REE (Sm+) RE Carbonate upon commissioning of the Mill’s Phase 1 REE separation circuit in late 2023 or early 2024 (see “Rare Earth Element Initiatives” below). The Company is also in active discussion with several parties globally to acquire additional quantities of natural monazite ore, which if secured and delivered to the Mill, could result in significant additional quantities of uranium and separated NdPr and heavy REE (Sm+) Re Carbonate production in 2024 and beyond.
No vanadium production is currently planned during 2023, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company expects that planned processing of natural monazite sands for the recovery of uranium and REEs together with modifications and enhancements at the Mill to commission an REE separation circuit at the Mill in late 2023 or early 2024, and processing monazite to produce separated NdPr oxide, together with uranium production from Alternate Feed Materials and expected ore processing from one or more of the Company’s mines thereafter, will keep the Mill in operation through and beyond 2023. The Company is also actively pursuing opportunities to process additional sources of natural monazite sands, new and additional Alternate Feed Material sources, and new and additional low-grade mineralized materials from third parties in connection with various uranium clean-up requirements. If, at any time, the Company is unable to justify full operation of the Mill, the Company would place uranium, REE and/or vanadium recovery activities at the Mill on standby. While on standby, the Mill would continue to dry and package material from the Nichols Ranch Plant, if operating, and continue to receive and stockpile Alternate Feed Materials, and potentially monazite and conventional ores, for future milling campaigns. Each future milling campaign would be subject to receipt of sufficient mill feed and resulting cash flow that would allow the Company to operate the Mill on a profitable basis or to recover all or a portion of the Mill’s standby costs.
Conventional Mine Activities
During the year ended December 31, 2022, the Company performed rehabilitation and development work on its La Sal, Beaver, Whirlwind and Pinyon Plain projects for future potential production, including engineering, procurement, construction management, increased development activities, significant workforce expansion and needed rehabilitation of surface and underground infrastructure, while its other conventional mining properties remain on standby. The Company expects to continue its rehabilitation and development work, as it prepares these mines for future production. Although the timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the expansion of the U.S. Uranium Reserve Program, the Company is making the investments required to put one or more of these facilities into production as soon as later in 2023.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queens and Pandora mines and Sheep Mountain project. Additionally, the Company is evaluating processing options for future production at its Sheep Mountain project and will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
ISR Extraction and Recovery Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2023 from Nichols Ranch. Until such time when (i) market conditions improve sufficiently, (ii) suitable term sales contracts can be procured, (iii) the U.S. Uranium Reserve Program is expanded or a combination thereof, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company sold its Alta Mesa ISR Project in February 2023. See Note 18 – Subsequent Events for more information.
Inventories
As of December 31, 2022, the Company had approximately 1,027,000 pounds of finished uranium inventories located at North American conversion facilities. Additionally, the Company has approximately 351,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During Q1 2023, the Company completed the purchase of 120,000 additional pounds of uranium and the sale of 300,000 pounds of uranium to the U.S. Uranium Reserve, resulting in the Company holding approximately 847,000 pounds of U3O8 in inventory as of March 3, 2023. The Company expects to deliver 260,000 pounds of U3O8 under its existing uranium term contracts in 2023 resulting in expected uranium inventories to total approximately 587,000 pounds of U3O8 at year-end 2023, subject to currently unplanned uranium spot sales and purchases.

The Company currently has approximately 945,000 pounds of V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2023
The Company continually evaluates selling a portion of its inventories on the spot market in response to future upside price volatility, for delivery into additional long-term supply contracts if procured, and/or for future additional sales into the newly established U.S. Uranium Reserve Program.
Uranium Sales
While the Company did not sell uranium during the year ended December 31, 2022, the Company entered into four (4) uranium sale and purchase agreements in 2022, three (3) with major U.S. nuclear utilities and one (1) with the U.S. Uranium Reserve. Under these contracts, the Company expects to sell 560,000 pounds of U3O8 during 2023 with an expected weighted-average sales price of $58 - $60 per pound, subject to then-prevailing market prices at the time of delivery.
The three (3) utility contracts require deliveries of uranium between 2023 and 2030, with base quantities totaling 3.0 million pounds of uranium over the period, and up to 4.1 million pounds of uranium if all remaining options are exercised. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts. During 2023, the Company expects to sell 260,000 pounds of its U3O8 inventory into these contracts at an expected sales price of approximately $54 to $58 per pound, subject to inflation and spot prices in effect at the time of delivery. In addition, in January 2023, the Company completed the sale of 300,000 pounds of its inventories located at the Metropolis Works uranium conversion facility (“ConverDyn”) to the U.S. Uranium Reserve, receiving total proceeds of $18.47 million ($61.57 per pound), resulting in a margin of approximately $35.85 per pound of uranium.
To provide the Company with additional flexibility to fulfill its contract obligations and gain direct exposure to potential future uranium price increases, the Company has recently purchased a total of 301,052 lbs. of U.S. origin uranium on the spot market for a weighted-average gross price of approximately $50.08 per pound.
Vanadium Sales
As a result of strengthening vanadium markets, during the year ended December 31, 2022, the Company sold approximately 642,000 pounds of the Company’s existing inventory of V2O5 (as FeV) at a net weighted average price of $13.67 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices.
Additionally, the Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
The Company commenced its commercial production of a mixed RE Carbonate in March 2021 and has shipped all its RE Carbonate produced to-date to Neo Performance Material’s (“Neo’s”) REE separation plant, Silmet, located in Estonia where it is currently being fed into their separation process. All RE Carbonate produced at the Mill in 2022 was sold to Neo for separation at Silmet. Until such time as the Company commissions its own separation circuits at the Mill, which is expected to be in late 2023 or early 2024, all or a portion of RE Carbonate production is expected to be sold to Neo for separation at Silmet and/or, potentially, to other REE separation facilities outside of the U.S. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.

During the year ended December 31, 2022, the Company sold approximately 89,000 kilograms of RE Carbonate at an average price of $23.88 per kilogram of RE Carbonate.
While the Company continues to make progress on its mixed RE Carbonate production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. However, even at the current throughput rates, the Company is recovering most of its direct costs of this growing initiative, with the other costs associated with ramping up production and process enhancements at the Mill being expensed as underutilized capacity production costs applicable to RE Carbonate and development expenditures. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which are valuable for current and future mixed RE Carbonate production and planned future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Rare Earth Element Initiatives
The Company is in advanced discussions with several sources of natural monazite (in addition to the Bahia Project) to secure additional supplies of monazite sands by offtake or otherwise, which if successful, would be expected to allow the Company to increase RE Carbonate production.
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company is currently separating La and Ce from its commercial RE Carbonate stream utilizing existing Mill infrastructure in order to produce an RE Carbonate product with higher concentrations of NdPr and “heavy” (Sm+) REEs. Energy Fuels is also proceeding with the modification and enhancement of its infrastructure at the Mill (“Phase 1”) to expand its “light” REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by later this year or early 2024, followed by planned further enhancements to expand NdPr production capability (“Phase 2”) and to produce separated Dy, Tb and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams.
Earlier this year, the Company began construction on its “Phase 1” REE separation facilities, which includes modifications and enhancements to the solvent extraction (“SX”) circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 MT of monazite per year, producing roughly 4,000 to 5,000 MT TREO, containing roughly 800 to 1,000 MT of recoverable separated NdPr oxide per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total only approximately $25 million. “Phase 1” is expected to be operational later this year or early 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process roughly 15,000 to 30,000 MT of monazite per year and expected recovery of approximately 7,500 to 15,000 MT of TREO, containing approximately 1,500 to 3,000 MT of NdPr oxide per year, or sufficient NdPr for 750,000 to 3.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits. The Company expects to complete “Phase 2” in 2026, subject to licensing, financing, and receipt of sufficient monazite feed.
During “Phase 3,” Energy Fuels expects to add “heavy” REE separation capabilities, including the production of Dy, Tb, and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce La and Ce products. The Company expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2.” as feed for “Phase 3” REE separation. The Company expects to complete “Phase 3” in 2027, subject to licensing, financing, and receipt of sufficient feed.
In addition, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known heavy mineral sand (“HMS”) deposit that has the potential to supply 3,000 – 10,000 tonnes of natural monazite sand concentrate per year for decades to the Mill for processing into high-purity REE oxides and other materials. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality titanium (ilmenite and rutile) and zirconium (zircon) minerals that are also in high demand.
3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Company is focused on monazite at the current time, as it has superior concentrations of these four (4) critical REEs compared to other REE-bearing minerals. These REE’s are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient electric vehicles (“EV”), along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. Based on this assumption, monazite from the Bahia Project alone is expected to supply enough

NdPr oxide to power 150,000 to 1 million EVs per year. The uranium contained in the monazite, which is expected to be comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to supply Energy Fuels’ initiative. (see Part I, “Development of the Business: Major Transactions over the Past Five Years,” above).
Collaboration with RadTran on Recovering Medical Isotopes for Advanced Cancer Therapies
On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. Under this strategic alliance, the Company is evaluating the feasibility of recovering Th-232, and Ra-226 from its existing RE Carbonate/uranium and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and/or Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, therefore recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See “Part I, Item 1. Business Overview: The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics” for a more detailed discussion of this initiative.
The San Juan County Clean Energy Foundation
In September 2021, the Company announced its establishment of the Foundation, a fund specifically designed to contribute to the communities surrounding the Mill in southeastern Utah. The Company made an initial deposit of $1 million into the Foundation and anticipates providing ongoing annual funding equal to 1% of the Mill’s future revenues. The Foundation will provide funding to local education, the environment, health/wellness, and local economic development in San Juan County, Utah. A six (6) person Advisory Board, consisting of local San Juan County citizens from the education, healthcare, and Native American communities, has been established to provide recommendations on grants. To date, the Foundation has committed $160,000 to AIS to fund STEM education for 12- to 14-year-old Native American students, in addition to $25,000 for the Canyonlands Field Institute (“CFI”) for outreach and training for Native American and other guides in the southeast Utah National Parks and Monuments.
Sale of Alta Mesa property to enCore Energy
On November 14, 2022, the Company announced that it had entered into a definitive agreement to sell three wholly owned subsidiaries that together hold the Alta Mesa ISR Project to enCore Energy Corp. for total consideration of $120 million. The transaction is expected to help the Company fully finance much of its uranium, REE, vanadium and medical isotope business plans for the next 2 to 3 years without diluting shareholders. The transaction closed on February 14, 2023. See “Part I, Item 1. Material Transactions” for a more detailed discussion of this transaction.
Known Trends or Uncertainties
The Company has had negative net cash outflows and net losses in previous years in part due to depressed uranium and vanadium prices We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) the recently implemented U.S. Uranium Reserve Program, which could result in improved uranium sales prices; and (iii) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium products, which will likely require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower, and properties.

Results of Operations
The following table summarizes the results of operations for the years ended December 31, 2022 and 2021 (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,		Increase	Percent
	2022	2021	(Decrease)	Change
Revenues
RE Carbonate	$2,122	$1,385	$737	53%
Vanadium concentrates	8,778	74	8,704	*
Alternate Feed Materials processing and other	1,615	1,725	(110)	(6)%
Total revenues	12,515	3,184	9,331	293%
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	1,317	1,235	82	7%
Costs and expenses applicable to vanadium concentrates	3,769	48	3,721	*
Underutilized capacity production costs applicable to RE Carbonate	2,758	531	2,227	*
Total costs and expenses applicable to revenues	7,844	1,814	6,030	332%

Other operating costs and expenses
Exploration, development, permitting and land holding	9,346	10,750	(1,404)	(13)%
Standby costs	13,221	9,462	3,759	40%
Accretion of asset retirement obligation	1,556	1,284	272	21%
Total other operating costs and expenses	24,123	21,496	2,627	12%

Selling, general and administration
Selling, general and administration (excluding share-based compensation)	20,845	13,141	7,704	59%
Share-based compensation	4,641	2,158	2,483	115%
Total selling, general and administration	25,486	15,299	10,187	67%

Total operating loss	(44,938)	(35,425)	(9,513)	27%

Other income (loss)
Gain on disposal of non-core assets	366	35,733	(35,367)	*
Other income (loss)	(15,372)	1,140	(16,512)	*
Total other income (loss)	(15,006)	36,873	(51,879)	*

Net income (loss)	$(59,944)	$1,448	$(61,392)	*

Basic and diluted net loss per common share	$(0.38)	$0.01	$(0.39)	*

*Not meaningful.

The following tables sets forth selected operating data and financial metrics for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Years Ended December 31,		Increase	Percent
	2022	2021	(Decrease)	Change
Volumes Sold
RE Carbonate (kgs)	88,860	120,076	(31,216)	(26)%
Vanadium concentrates (lbs.)	641,928	9,356	632,572	*

Alternate Feed Materials (Billable)
Volumes processed (wet tons)	874	517	357	69%
*Not meaningful.

	Years Ended December 31,		Increase	Percent
	2022	2021	(Decrease)	Change
Realized Sales Price
RE Carbonate ($/kgs)	$23.88	$11.54	$12.34	107%
Vanadium concentrates ($/lbs.)	$13.67	$7.87	$5.80	74%
Alternate Feed Materials ($/per wet ton)	$1,477	$3,166	$(1,689)	(53)%

Costs and expenses applicable to revenues
RE Carbonate ($/kgs)	$14.82	$10.29	$4.53	44%
Vanadium concentrates ($/lbs.)	$5.87	$5.11	$0.76	15%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For the year ended December 31, 2022, we recognized a net loss of $59.94 million or $0.38 per share compared to net income of $1.45 million or $0.01 per share for the year ended December 31, 2021. The change between periods was primarily due to (i) a gain of $35.73 million recognized on the sale of a portfolio of the Company's non-core conventional uranium projects to CUR in 2021, (ii) increased selling, general and administrative costs and (iii) increased standby costs between periods, partially offset by increased revenues in 2022.
For the year ended December 31, 2022, the Company recorded an operating loss of $44.94 million compared with an operating loss of $35.43 million for the year ended December 31, 2021, an increase of $9.51 million primarily due to an increase of $10.19 million in total selling, general and administrative costs between periods, which includes increased non-cash share-based compensation costs of $2.48 million.
Revenues
RE Carbonate
Revenues from RE Carbonate increased to $2.12 million for the year ended December 31, 2022 from $1.39 million for the year ended December 31, 2021, an increase of $0.74 million or 53%, primarily due to increased realized prices per kilogram, partially offset by lower sales volumes. Higher realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $1.10 million increase in RE Carbonate revenue between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior year realized price) accounted for an approximate $0.36 million decrease in RE Carbonate revenue between periods.
Vanadium concentrates
Revenues from vanadium concentrates increased to $8.78 million for the year ended December 31, 2022 from $0.07 million for the year ended December 31, 2021, primarily due to an increase of approximately 633,000 pounds of V2O5 shipped for processing and sale as FeV between periods. Additionally, realized prices of vanadium concentrates increased to $13.67 per pound from $7.87 per pound as a result of higher FeV sales.

Alternate Feed Materials processing and other
Revenues from Alternate Feed Materials processing and other decreased to $1.62 million, which includes other revenue of $0.32 million, for the year ended December 31, 2022 from $1.73 million for the year ended December 31, 2021, which includes other revenue of $0.89 million, for the year ended December 31, 2021, a decrease of $0.11 million or 6%, primarily due to lower realized prices per wet ton processed, partially offset by higher sales volumes. The lower realized prices (calculated as the change in the year-to-year average realized price times current year volumes processed) accounted for an approximate $1.46 million decrease in Alternate Feed Materials processing and other revenue between periods. Lower realized prices were primarily due to a different contract pricing across customers. Higher sales volumes (calculated as the change in year-to-year volumes processed times the prior year realized price) accounted for an approximate $1.13 million increase in Alternate Feed Materials processing and other revenue between periods.
Costs and Expenses Applicable to Revenues
Costs and expenses applicable to RE Carbonate
Costs and expenses applicable to RE Carbonate increased to $1.32 million for the year ended December 31, 2022 from $1.24 million for the year ended December 31, 2021, an increase of $0.08 million or 7%, primarily due to higher average costs to process RE Carbonate, partially offset by lower volumes processed. Higher average processing costs (calculated as the change in the year-to-year average processing cost times current year volumes sold) accounted for an approximate $0.40 million increase in costs and expenses applicable to RE Carbonate between periods. Lower sales volumes (calculated as the change in year-to-year volumes sold times the prior year processing price) accounted for an approximate $0.32 million decrease in costs and expenses applicable to RE Carbonate between periods.
Costs and expenses applicable to vanadium concentrates
Costs and expenses applicable to vanadium concentrates increased to $3.77 million for the year ended December 31, 2022 from $0.05 million for the year ended December 31, 2021, primarily due to an increase of approximately 633,000 pounds of V2O5 processed and sold as FeV between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate increased to $2.76 million for the year ended December 31, 2022, from $0.53 million for the year ended December 31, 2021, an increase of $2.23 million. The underutilized capacity production costs are due to low throughput rates as the Mill ramps-up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase.
Other Operating Costs and Expenses
Exploration, development, permitting and land holding
Exploration, development, permitting and land holding costs decreased to $9.35 million for the year ended December 31, 2022 from $10.75 million for the year ended December 31, 2021, a decrease of $1.40 million or 13%. Exploration, development, permitting and land holding costs were primarily related to permitting costs and land holding expenses for our Pinyon Plain Project and the Whirlwind Project as well as continued progression of the RE Carbonate production program at the Mill for the year ended December 31, 2022. For the year ended December 31, 2021, exploration, development, permitting and land holding costs were primarily incurred for the first-time development of the RE Carbonate production program at the Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a final or bankable feasibility study for any of the Company’s projects as of the year ended 2022, with the exception of Sheep Mountain Project.
Standby costs
Costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill in standby status is operating at low levels of production or packaging.

Standby costs increased to $13.22 million for the year ended December 31, 2022 from $9.46 million for the year ended December 31, 2021, an increase of $3.76 million or 40%, primarily due to higher costs incurred at the Mill and increased costs incurred at Colorado Plateau and Nichols Ranch between periods.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $20.85 million for the year ended December 31, 2022 from $13.14 million for the year ended December 31, 2021, an increase of $7.70 million or 59%, primarily due to increased professional service fees as well as increased salaries and benefits in connection with additional headcount incurred associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our Uranium and REE operations. Our headcount increased to 129 full-time employees as of December 31, 2022 from 102 full-time employees as of December 31, 2021.
Share-based compensation
Share-based compensation increased to $4.64 million for the year ended December 31, 2022 from $2.16 million for the year ended December 31, 2021, an increase of $2.48 million or 115%, primarily due to Board approved annual 2022 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2021 and additional headcount.
Other Income (Loss)
Gain on disposal of non-core assets
For the year ended December 31, 2022, we recognized a gain on disposal of non-core assets related to the sale of land for $0.37 million. On October 27, 2021, the Company and CUR jointly announced that the parties had closed on the sale of certain of Energy Fuels’ non-core conventional uranium projects located in Utah and Colorado, including the Daneros Mine, the Tony M Mine, the Rim Mine, the Calliham (Sage Plain) Project and seven DOE lease tracts. For the year ended December 31, 2021, we recognized a gain on disposal of non-core assets of $35.73 million as these non-core conventional uranium project assets had no carrying value at the Closing Date. See Note 7 – Property, Plant and Equipment and Mineral Properties for more information.
Other income (loss)
Other income (loss) for the year ended December 31, 2022 was $15.37 million loss, net. These amounts primarily consist of a mark-to-market loss on investments accounted for at fair value of $16.90 million, partially offset by a gain on foreign exchange of $2.06 million.
Other income (loss) for the year ended December 31, 2021, was $1.14 million income, net. These amounts primarily consist of a $6.31 million mark-to-market gain on investments accounted for at fair value, DOE award of $1.90 million and other of $1.14 million, partially offset by a mark-to-market loss on the increase in fair value of warrant liabilities of $8.08 million and a loss on foreign exchange of $0.13 million.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion on the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses (including our contractual lease, decommissioning and other obligations as described in “Contractual Obligations” below), capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, solvent extraction and TAT radioisotope initiative as well as business and property acquisitions.

We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances, product inventory sales, if needed, and asset sales. We may also increase our working capital through issuances of Common Shares in appropriate circumstances. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
We are actively focused on our forward-looking liquidity needs, especially in light of the current depressed uranium markets, though recent market trends are higher. If current uranium prices persist for an extended period of time, or our REE and TAT radioisotope initiatives are not successful, we may be required to raise capital or take other measures to fund our long-term ongoing operations. Significant development activities, such as the modification and enhancement of existing Mill facilities to commission REE separation circuits at the Mill, would require significant capital expenditures in future years that would require us to arrange for financing in advance of planned expenditures. We expect to continue to augment our current financial resources with external financing as our long-term business needs require. We cannot provide any assurance that we will pursue any of these transactions or that we will be successful in completing them on acceptable terms or at all.
Shares Issued for Cash
The Company has an ATM program in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 and one or more prospectus supplements. The Company’s current U.S. shelf registration statement was declared effective on March 18, 2021 and permits the Company to sell any combination of Securities (as defined therein) in one or more offerings having an aggregate offering price of up to $300.00 million. Most recently, on January 3, 2022, we filed with the SEC a prospectus supplement to our U.S. shelf registration statement, qualifying for distribution up to $50.00 million in additional common shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the year ended December 31, 2022, we issued 769,779 shares under our ATM for net proceeds of $7.86 million. See Note 9 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
We manage our liquidity risk through the management of our working capital and capital structure. As of December 31, 2022, our working capital was $116.97 million, which includes (i) $62.82 million of cash, (ii) $12.19 million of marketable securities, (iii) approximately 1,027,000 pounds and 985,000 pounds of uranium and vanadium finished goods inventory, respectively, and (iv) $12.38 million of property plant and equipment and other assets held for sale, net related to Alta Mesa. Additionally, working capital includes a deferred liability of $6.00 million related to deposits made by enCore for Alta Mesa that we received prior to December 31, 2022. We believe we have sufficient cash and resources to carry out our business plan for at least the next twelve months.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(49,702)	$(29,294)
Net cash provided by (used in) investing activities	$(7,065)	3,186
Net cash provided by financing activities	$7,870	117,940
Effect of exchange rate fluctuations on cash held in foreign currencies	$(66)	5
Less: restricted cash—held for sale	$(3,590)	—
Net change in cash, cash equivalents and restricted cash	$(52,553)	91,837
Cash, cash equivalents and restricted cash, beginning of period	$132,822	40,985
Cash, cash equivalents and restricted cash, end of period	$80,269	$132,822

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net cash used in operating activities
Net cash used in operating activities increased by $20.41 million to $49.70 million for the year ended December 31, 2022 from $29.29 million for the year ended December 31, 2021, primarily due to a $7.70 million increase in selling, general and administrative expenses excluding non-cash share-based compensation, a $7.96 million increase in prepaid expenses and other current assets and increased inventory purchases between periods.
Net cash provided by (used in) investing activities
Net cash used in investing activities was $7.07 million for the year ended December 31, 2022. Net cash provided by investing activities was $3.19 million for the year ended December 31, 2021. The change between periods was due to purchases of $11.44 million of marketable securities and a $6.00 million non-refundable deposit received related to the divestiture of the Alta Mesa assets in 2022, $2.55 million received for maturities and sales of marketable securities in 2021 and $2.00 million received for the sale non-core conventional uranium projects in 2021. See Note 7, “Property, Plant and Equipment and Mineral Properties” for more information.
Net cash provided by financing activities
Net cash provided by financing activities decreased to $7.87 million for the year ended December 31, 2022 from $117.94 million for the year ended December 31, 2021, primarily due to a decrease of $98.32 million received for the issuance of common shares, net of issuance costs under our ATM between periods (see Note 9 – Capital Stock), $9.84 million for cash received in 2021 for the exercise of warrants and a $1.62 million decrease in cash received from the exercise of stock options.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion on cash and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022 (in thousands).

	Payments Due by Period
		Less than 1			More than
	Total	year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$2,125	$274	$775	$803	$273
Decommissioning liabilities (undiscounted)	42,910	—	2,502	7,912	32,496
Total contractual obligations	$45,035	$274	$3,277	$8,715	$32,769

The Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are primarily renewable annually and are expected to total $2.12 million for the year ended December 31, 2023. In December 2020, the Company entered into a three-year agreement to purchase natural monazite sands from a third party for its REE program. The Company’s obligation under that agreement is approximately $1.6 million per year through 2023 depending on the quantities of monazite delivered by the third party.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Significant estimates made by management include:

a.      Development Stage
The Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from its operations and has established Proven Mineral Reserves or Probable Mineral Reserves, as defined under SEC S-K 1300, at each of its Sheep Mountain and Pinyon Plain Projects. As a result, the Company is a “Development Stage Issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction on at least one material property.
As the Company’s material properties having only Mineral Resources are still in the exploration stage, the Company continues to expense most amounts that would normally be capitalized and subsequently depreciated or depleted over the life of Mineral Reserve-based mining operations. Items, such as the construction of wellfields and related header houses, additions to recovery facilities and advancement of properties, are expensed in the period incurred. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies having numerous Mineral Reserves in the development stage or production stage.
b.      Resource and reserve estimates utilized
The Company utilizes estimates of its Mineral Resources and Mineral Reserves based on information compiled by Qualified Persons, as defined by S-K 1300. Geological information relating to the size, depth and shape of the deposits requires complex geological judgments to interpret. The estimation of future cash flows related to Mineral Resources and Mineral Reserves is based upon a number of factors, such as estimates of future uranium prices, future construction and operating costs and geological assumptions and judgments made in estimating the size and grade of the Mineral Resource or Mineral Reserve. Changes in the Mineral Resource and Mineral Reserve estimates may impact the carrying value of mining and recovery assets, goodwill, reclamation and remediation obligations and depreciation and impairment.
Following the SEC’s codification of S-K 1300, which represented significant changes by the SEC to the existing mining disclosure framework to better align it with international industry and regulatory practice, the Company, in March 2022, filed for the first time joint S-K 1300/NI 43-101 Technical Report Summaries for the following Projects: Sheep Mountain, Nichols Ranch, Alta Mesa, Pinyon Plain, Roca Honda, Bullfrog and La Sal, thereby replacing their previously filed NI 43-101 reports. In response to three SEC Staff Comments set forth in a letter to the Company, dated December 21, 2022, the Company is filing amended joint S-K 1300/NI 43-101 TRS for the Sheep Mountain and Nichols Ranch Projects as Exhibits 96.1 and Exhibit 96.5 to this Annual Report. The Company is also replacing its February 22, 2022 “Technical Report on the Pinyon Plain Project, Coconino County, Arizona, USA” with the Project’s first Prefeasibility Study, attached as Exhibit 96.2 to this Annual Report and also S-K 1300/NI 43-101 compliant. These three new TRS have resulted in the following material adjustments to the Mineral Reserve and Mineral Resource estimates, as compared to the estimates set out in the Company’s Annual Report for the year ended December 31, 2021:

•Pinyon Plain: the Measured Mineral Resources (uranium) decreased from 55,000 pounds of U3O8 to 0.0 pounds of U3O8; the Indicated Mineral Resources (uranium) decreased from 2,347,000 pounds of U3O8 to 703,000 pounds of U3O8; the Inferred Mineral Resources (uranium) decreased from 126,000 pounds of U3O8 to 48,000 pounds of U3O8; the total uranium Mineral Resources decreased from 2,528,000 pounds of U3O8 to 751,000 pounds of U3O8; and the average grade of the uranium Mineral Resources increased from 0.85% U3O8 to 0.89% U3O8;

•Pinyon Plain: the Measured, Indicated and Inferred Mineral Resources related to copper remained unchanged;

•Pinyon Plain: the Proven Mineral Reserves (uranium) increased from 0.0 pounds U3O8 to 50,800 pounds of U3O8; the Probable Mineral Reserves (uranium) increased from 0.0 pounds U3O8 to 1,517,000 pounds of U3O8; the total uranium Mineral Reserves increased from 0.0 pounds of U3O8 to 1,567,800 pounds of U3O8 at an average grade of 0.58% U3O8; and

The Mineral Resources attributed to the Alta Mesa Project, which was sold to enCore on February 14, 2023, See “Part I, Item 1. Material Transactions,” remain in this disclosure because they were held by the Company on December 31, 2022. At the time of the filing of this disclosure they will no longer be attributed to the Company.
Mineral Resources were reported for non-material properties in 2021 and were not covered by the joint S-K 1300/NI 43-101 reports. No changes have been made to the materiality of these properties and no Mineral Resources were reported in 2022.
c.      Depreciation of mining and recovery assets acquired
For mining and recovery assets actively extracting and recovering uranium, we depreciate the acquisition costs of the mining and recovery assets on a straight-line basis over our estimated lives of the mining and recovery assets. The process of estimating the useful life of the mining and recovery assets requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of extraction and recovery, estimated commodity price forecasts and the timing of future expenditures, all of which are, by their very nature, subject to interpretation and uncertainty.
Changes in these estimates may materially impact the carrying value of the Company’s mining and recovery assets and the recorded amount of depreciation.
d.      Impairment testing of mining and recovery assets
We undertake a review of the carrying values of our mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and undiscounted net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, we are required to make significant estimates of, among other things, future production and sale volumes, forecasted commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an impact on the expected recoverability of the carrying values of mining and recovery assets. We have not recorded an impairment loss related to our mining and recovery assets for the years ended December 31, 2022, 2021 and 2020.
e.     Asset retirement obligations
Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation, we record asset retirement obligations for such disturbance when occurred. We have accrued our best estimate of our share of the cost to decommission its mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of our decommissioning liability could differ from the amounts provided. The estimate of our obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning our operations becomes available. We are not able to determine the impact on its financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at our estimated credit-adjusted risk-free rate based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the credit-adjusted risk-free rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, and REEs. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium and REEs recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, RE Carbonate, separated REE oxides or other REE products at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is earned in U.S. dollars and is not subject to currency risk.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (Cdn$) exposures as of December 31, 2022 (in thousands):

Cash and cash equivalents	$967
Trade and other receivables	1,537
Accounts payable and accrued liabilities	(641)
Total	$1,863
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of December 31, 2022 with all other variables held constant. It shows how net income (loss) would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Other Comprehensive Income
Strengthening net earnings	+1% change in US dollar / Cdn$	$25

Weakening net earnings	-1% change in US dollar / Cdn$	$(25)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of December 31, 2022, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Energy Fuels Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Asset retirement obligation costs

As discussed in Note 8 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $9.6 million as of December 31, 2022. The estimate of future costs involves a number of estimates relating to timing, planned decommissioning activities, and review of potential methods and technical advancements.

We identified the evaluation of the future costs for decommissioning activities as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s determination of decommissioning activities and their related costs to satisfy ARO. In addition, the ARO was sensitive to minor changes to significant assumptions, such as decommissioning cost.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ARO process, including certain controls related to the estimation of decommissioning costs. We tested the determination of the planned decommissioning activities used in the estimate by inquiring of management, inspecting minutes of the board of directors, and reviewing underlying documentation, including management’s plan for mining. We involved environmental professionals with specialized skills and knowledge, who assisted in evaluating the Company’s planned remediation activities for certain sites and changes in the liability and assumptions from those used in the prior period, including comparing the Company’s planned remediation activities to those communicated to regulatory authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
March 8, 2023

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
RE Carbonate	$2,122	$1,385	$—
Vanadium concentrates	8,778	74	—
Alternate Feed Materials processing and other	1,615	1,725	1,658
Total revenues	12,515	3,184	1,658
Costs and expenses applicable to revenues
Costs and expenses applicable to RE Carbonate	1,317	1,235	—
Costs and expenses applicable to vanadium concentrates	3,769	48	—
Underutilized capacity production costs applicable to RE Carbonate	2,758	531	—
Total costs and expenses applicable to revenues	7,844	1,814	—
Other operating costs
Impairment of inventories	—	—	1,644
Exploration, development, permitting and land holding	9,346	10,750	4,333
Standby costs	13,221	9,462	4,015
Accretion of asset retirement obligations	1,556	1,284	1,911
Selling, general and administration	25,486	15,299	14,382
Total operating loss	(44,938)	(35,425)	(24,627)

Other income (loss)
Gain on disposal of non-core assets (Note 7)	366	35,733	—
Other income (loss) (Note 13)	(15,372)	1,140	(3,245)
Total other income (loss)	(15,006)	36,873	(3,245)

Net income (loss)	(59,944)	1,448	(27,872)

Items that may be reclassified in the future to profit and loss
Foreign currency translation adjustment	(3,889)	(365)	(681)
Other comprehensive loss	(3,889)	(365)	(681)
Comprehensive income (loss)	$(63,833)	$1,083	$(28,553)

Net income (loss) attributable to:
Owners of the Company	$(59,849)	$1,541	$(27,776)
Non-controlling interests	(95)	(93)	(96)
	$(59,944)	$1,448	$(27,872)
Comprehensive income (loss) attributable to:
Owners of the Company	$(63,738)	$1,176	$(28,457)
Non-controlling interests	(95)	(93)	(96)
	$(63,833)	$1,083	$(28,553)

Basic and diluted net income (loss) per common share (Note 10)	$(0.38)	$0.01	$(0.23)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$62,820	$112,517
Marketable securities (Notes 3 and 15)	12,192	494
Trade and other receivables, net of allowance for credit losses of $223 and $223 as of December 31, 2022 and 2021, respectively	519	3,954
Inventories (Note 5)	38,155	30,772
Prepaid expenses and other current assets	9,529	1,568
Property, plant and equipment and other assets held for sale, net (Note 7)	12,375	—
Total current assets	135,590	149,305
Other long-term receivables	1,537	—
Inventories (Note 5)	2,465	1,368
Operating lease right of use asset	1,376	408
Investments accounted for at fair value (Note 6)	19,329	38,538
Property, plant and equipment, net (Note 7)	12,662	21,983
Mineral properties (Note 7)	83,539	83,539
Restricted cash (Note 8)	17,449	20,305
Total assets	$273,947	$315,446

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 13)	$6,929	$5,764
Operating lease liability	59	324
Deposits for assets held for sale	6,000	—
Asset retirement obligation and other liabilities held for sale (Note 8)	5,636	27
Total current liabilities	18,624	6,115
Operating lease liability	1,319	145
Asset retirement obligation (Note 8)	9,595	13,660
Total liabilities	29,538	19,920
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 157,682,531 and 156,262,199 as of December 31, 2022 and 2021, respectively	698,493	685,903
Accumulated deficit	(456,120)	(396,271)
Accumulated other comprehensive income (loss)	(1,946)	1,943
Total shareholders' equity	240,427	291,575
Non-controlling interests	3,982	3,951
Total equity	244,409	295,526
Total liabilities and equity	$273,947	$315,446

Commitments and contingencies (Note 14)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity	Non-controlling interests	Total equity
	Shares	Amount
Balance as of December 31, 2019	100,735,889	$493,958	$(370,036)	$2,989	$126,911	$3,696	$130,607
Net loss	—	—	(27,776)	—	(27,776)	(96)	(27,872)
Other comprehensive loss	—	—	—	(681)	(681)	—	(681)
Shares issued for cash by public offering	11,300,000	16,611	—	—	16,611	—	16,611
Shares issued for cash by at-the-market offering	21,361,784	38,109	—	—	38,109	—	38,109
Share issuance cost	—	(2,330)	—	—	(2,330)	—	(2,330)
Share-based compensation	—	2,598	—	—	2,598	—	2,598
Shares issued for the vesting of restricted stock units	490,453	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(415)	—	—	(415)	—	(415)
Shares issued for consulting services	120,000	188	—	—	188	—	188
Shares issued for exercise of warrants	200	1	—	—	1	—	1
Shares issued for exercise of stock options	302,707	597	—	—	597	—	597
Contributions attributable to non-controlling interest	—	—	—	—	—	133	133
Balance as of December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net income	—	—	1,541	—	1,541	(93)	1,448
Other comprehensive loss	—	—	—	(365)	(365)	—	(365)
Shares issued for cash by at-the-market offering	16,627,512	108,653	—	—	108,653	—	108,653
Share issuance cost	—	(2,445)	—	—	(2,445)	—	(2,445)
Share-based compensation	—	2,158	—	—	2,158	—	2,158
Shares issued for exercise of stock options	775,814	2,290	—	—	2,290	—	2,290
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	4,016,023	26,603	—	—	26,603	—	26,603
Shares issued for consulting services	47,393	242	—	—	242	—	242
Shares issued for exercise of stock appreciation rights	5,643	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(256)	—	—	(256)	—	(256)
Contributions attributable to non-controlling interest	—	—	—	—	—	311	311
Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(59,849)	—	(59,849)	(95)	(59,944)
Other comprehensive loss	—	—	—	(3,889)	(3,889)	—	(3,889)
Shares issued for cash by at-the-market offering	769,779	8,068	—	—	8,068	—	8,068
Share issuance cost	—	(182)	—	—	(182)	—	(182)
Share-based compensation	—	4,641	—	—	4,641	—	4,641
Shares issued for exercise of stock options	256,314	753	—	—	753	—	753
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	28,254	205	—	—	205	—	205
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Contributions attributable to non-controlling interest	—	—	—	—	—	126	126
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss) for the period	$(59,944)	$1,448	$(27,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	3,269	3,189	2,701
Share-based compensation	4,641	2,158	2,598
Gain on disposal of non-core assets	(366)	(35,733)	—
Change in value of Convertible Debentures	—	—	(156)
Change in value of warrant liabilities	—	8,078	5,436
Accretion of asset retirement obligation	1,556	1,284	1,911
Unrealized foreign exchange (gain) loss	(2,080)	129	(1,045)
Revision and settlement of asset retirement obligation	(238)	(369)	(7,845)
Impairment of inventories	—	—	1,644
Change in investments accounted for at fair value	16,808	(6,311)	(1,729)
Other non-cash expenses (income)	601	(582)	1,022
Changes in current assets and liabilities
Inventories	(8,571)	(3,219)	(6,100)
Trade and other receivables	1,837	(1,249)	192
Prepaid expenses and other current assets	(8,886)	(257)	149
Accounts payable and accrued liabilities	1,671	2,140	(3,084)
Net cash used in operating activities	(49,702)	(29,294)	(32,178)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,996)	(1,368)	(627)
Deposits for assets held for sale	6,000	—	—
Purchases of marketable securities	(11,435)	—	—
Maturities and sales of marketable securities	—	2,554	4,208
Proceeds from disposal of non-core assets	—	2,000	—
Proceeds from sale of mineral properties	366	—	—
Net cash provided by (used in) investing activities	(7,065)	3,186	3,581
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	7,886	106,208	52,390
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(884)	(538)	(415)
Cash received from exercise of stock options	753	2,375	491
Cash received from exercise of warrants	—	9,840	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(11)	(256)	—
Repayment of loans and borrowings	—	—	(16,015)
Cash received from non-controlling interest	126	311	133
Net cash provided by financing activities	7,870	117,940	36,584
Effect of exchange rate fluctuations on cash held in foreign currencies	(66)	5	107
Less: restricted cash related to assets held for sale	(3,590)	—	—
Net change in cash, cash equivalents and restricted cash	(52,553)	91,837	8,094
Cash, cash equivalents and restricted cash, beginning of period	132,822	40,985	32,891
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$80,269	$132,822	$40,985
Non-cash investing and financing transactions:
Issuance of common shares for consulting services	$205	$242	$188

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$25	$54	$952
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment	(161)	182	—
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
Energy Fuels Inc. and its subsidiary companies (collectively, the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties, and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate)”, known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”), along with uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties as market conditions warrant and at times from solutions in its Mill tailings impoundment system. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is working on modifications and enhancements at the Mill for the potential production of separated REE oxides. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potentially radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs produced are used to manufacture permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies. The Company's uranium and REE production and recycling helps Energy Fuels play a part in addressing global climate change and reducing air pollution. Additionally, the radioisotopes, which the Company is evaluating for recovery from its REE/uranium and uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
The Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for the extraction on at least one material property.
Mining Activities
Mining activities consist of the Mill, conventional mining projects and two ISR mining projects (complete with two ISR recovery facilities on standby and two wellfields). The conventional projects are located at the Colorado Plateau, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, in addition to the Sheep Mountain Project located in Wyoming. ISR projects include the Nichols Ranch Project (which includes the Jane Dough Property and the Hank Satellite Plant) located in Wyoming and the Alta Mesa ISR Project (the “Alta Mesa Project”) located in Texas, both of which are on standby. On November 14, 2022, the Company announced the sale of the Alta Mesa Project, which closed on February 14, 2023. See Note 18 – Subsequent Events for more information.
As of December 31, 2022, other than performing rehabilitation and development work on its La Sal, Beaver, Whirlwind and Pinyon Plain projects, the conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining activities and/or are in the process of being permitted. The Mill has completed its most recent vanadium campaign, continues to receive third-party uranium-bearing mineralized materials from mining and recycling activities, such as the Mill’s alternate feed program, for processing and continues to expand its U.S.-based REE initiatives and develop its cancer therapeutics initiatives.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars (“USD”), except for share and per share amounts. Certain footnote disclosures, where indicated, have share prices that are presented in Canadian dollars (“Cdn$”).

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company must make these estimates and assumptions because certain information used is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company together with subsidiaries controlled by the Company. Intercompany transactions, balances and unrealized gains and losses on transactions between the Company and its subsidiaries are eliminated. Management has evaluated how the Company is organized and managed and has identified that the Company is organized and managed as one segment. The functional currency of the Company’s operations is the USD.

Extracting and Recovery Activities While in the Development Stage
The Company extracts or recovers mineralized uranium from mining activities, mill tailings, pond solutions and Alternate Feed Materials, resulting in saleable uranium concentrates from its Mill and, when operating, its Nichols Ranch and Alta Mesa ISR Projects. While the Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from these operations, the Company has only established proven or probable Mineral Reserves, as defined under SEC S-K 1300, at its Sheep Mountain Project.
Costs incurred before the establishment of proven and probable reserves are expensed and classified as development expense. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies in the development stage having multiple Mineral Reserves or in the production stage.
Impairment of Long-Lived Assets
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
At each reporting date, the Company conducts a review of potential triggering events for all its mineral properties. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. Impairment losses are recognized in profit or loss.
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

No impairment of property, plant and equipment, mineral properties and mineral properties held for sale were recorded in the years ended December 31, 2022, 2021 and 2020.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets, depending on the nature of the restriction. See Note 8 – Asset Retirement Obligations and Restricted Cash for more information.
Marketable Securities
Marketable debt securities consist of excess cash invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company classifies and accounts for its marketable debt securities under the fair value option. After consideration of the Company's risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As management views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets under the caption Marketable securities on the Consolidated Balance Sheet. Subsequent to initial recognition, marketable debt securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketable equity securities consist of investments in publicly traded equity securities. The Company classifies and accounts for its marketable equity securities as available-for-sale. Subsequent to initial recognition, marketable equity securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of December 31, 2022 and 2021, the Company did not have an allowance for expected credit losses for trade accounts receivable.
Investments at Fair Value
The Company accounts for investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 825, Financial Instruments. The Company elected the fair value option based on practical expedience, variances in reporting timelines and cost-benefit considerations. The cost of such investments is measured at the fair value of the assets given up, shares issued and liabilities assumed at the date of acquisition plus costs directly attributable to the acquisition. Subsequent to initial recognition, they are measured at fair value. The fair value of the investee’s common shares is measured based on its closing market price. The Company uses the Black-Scholes option pricing model to estimate the fair value of its investment in warrants with the following assumptions: (i) the investee’s closing market price on the valuation date, (ii) the risk-free interest rate computed based on the U.S. Treasury yield, (iii) an expected term equal to the remaining contractual term, (iv) a dividend yield of zero, and (v) the expected stock price volatility calculated based on the historical volatility of the common shares of the investee. Changes in the fair value of these investments are recognized in Other income (loss) in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2022 and 2021, investments at fair value included the Company's 13.5% and 14.8% investment in Virginia Energy, respectively, and as December 31, 2022 and 2021, also included the Company’s 17.4% and 19.1% investment in Consolidated Uranium Inc. (“CUR”), respectively.
Inventories
Inventories are valued at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term prices, less the estimated costs to bring the product to sale. Inventories are comprised of stockpiles or raw materials, work-in-process inventories and finished goods. Expenditures related to the extraction and recovery of uranium concentrates and depreciation of the acquisition cost of the Extracting and Recovery Operations are inventoried as stockpiles and in-process and concentrate inventories.

Property, Plant and Equipment
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
Depreciation and amortization
Depreciation and amortization are calculated on a straight-line basis to their estimated residual value over an estimated useful life, which ranges from 3 to 15 years depending upon the asset type. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Residual values, method of depreciation and useful lives of the assets are reviewed at least annually and any change in estimate is applied prospectively.
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
Stand-by Properties
Stand-by properties are mineral properties that have extracted mineral resources in the past but are currently non-operating or properties, which could extract mineral resources in the future. Expenditures related to these properties are primarily related to maintaining the assets and permits in a condition that will allow re-start of the operations or development given appropriate commodity prices. All costs related to stand-by assets are expensed as incurred.
The Mill operates on a campaign basis. When the Mill is not recovering material, all related costs are expensed as incurred.
Leases
The Company accounts for leases under ASC Topic 842, Leases, which requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The Company recognizes in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the Company has made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.

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
Loans and Borrowings
The Company's Convertible Debentures, all of which were redeemed in 2020, were recognized at fair value through the fair value option based on the closing price on the TSX and changes are recognized in earnings as a component of other income (expense). The Company’s interest-bearing loans and borrowings are measured at amortized cost using the effective interest method.
Warrant Liabilities
The Company issued several tranches of warrants for various equity transactions in 2016 all of which were either settled or expired in 2021 and thus, no longer outstanding as of December 31, 2022. The Company accounted for its warrants issued in accordance with FASB ASC Topic 815, Derivative and Hedging (“ASC 815”), which required instruments within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. In accordance with ASC 815, the Company classified the warrants as liabilities. The warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company estimated the fair value of these warrants using market prices, if available, or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on, and expected volatility of the price of the underlying common stock.
Revenue
Sale of goods
Revenue from the sale of mineral concentrates is recognized when control transfers to customers at amounts to which the Company expects to be entitled. For uranium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. For vanadium concentrates, revenue is typically recognized when delivery is evidenced by book transfer at the applicable vanadium storage facility. For RE Carbonate, revenue is typically recognized when delivery of the mixed RE Carbonate material has arrived at the applicable separations facility.
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

Share-Based Compensation
The Company measures share-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels’ closing stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with market conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. Share-based compensation expense related to awards with only service conditions having a graded vesting schedule is recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while expense for all other awards are recognized on a straight-line basis. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.
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
Net Income (Loss) per Share
The Company presents basic income (loss) per share data for its common shares, calculated by dividing the income (loss) attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by adjusting the income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive instruments based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. Potentially dilutive instruments include stock options, restricted stock units, stock appreciation rights and warrants, which are included in the diluted income (loss) per share calculation using the treasury stock method.
Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures.” This ASU clarifies the recognition and measurement guidance for troubled debt restructurings for creditors under ASC 310-40 and requires enhanced disclosure about modifications of borrowings made to borrowers experiencing financial difficulty. It also requires the disclosure of current period write-offs by year of origination for financing receivables and net investments in leases within the scope of ASU 326-20. The Company will adopt this standard prospectively on January 1, 2023 and does not expect a material impact on the Company's consolidated financial statements.

3.    MARKETABLE SECURITIES
For marketable debt securities, the Company has elected the fair value option for which changes in fair value are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these debt securities, as the Company may sell them prior to their stated maturities after consideration of its risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of December 31, 2022 are due in one to two years. No marketable debt securities were held as of December 31, 2021.
The following table summarizes our marketable securities by significant investment categories as of December 31, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$(310)	$—	$11,125
Marketable equity securities	2,876	(1,809)	—	1,067
Total marketable securities	$14,311	$(2,119)	$—	$12,192
(1)     Marketable debt securities are comprised primarily of notes of U.S. government agency bonds.
The following tables summarize our marketable securities by significant investment categories as of December 31, 2021:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable equity securities	$756	$(262)	$—	$494

4.    RECEIVABLES
Receivables consisted of the following items:

	December 31,
	2022	2021
Trade receivables	$92	$1,858
Other(1)	1,621	1,753
Notes receivable, net	343	343
Total receivables	$2,056	$3,954

Receivables – by duration
Current	$519	$3,954
Long term	1,537	—
Total receivables	$2,056	$3,954
(1)As of December 31, 2022 and 2021, Other receivables includes $1.58 million and $1.68 million, respectively, due from CUR pursuant to the terms of (i) the asset purchase agreement related to the sale of certain non-core conventional uranium projects and resulting deferred cash payments, and (ii) the ongoing operating agreement with CUR. See Note 15 – Fair Value Accounting and Note 7 – Property, Plant and Equipment and Mineral Properties for more information.
During the year ended December 31, 2014, the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. The note with principal totaling $0.50 million was collected during the year ended December 31, 2018. Alternatively, the note with a principal payment of $0.55 million due November 7, 2018 was not paid and the Company notified the issuing party (“Default Party”) of its default on November 9, 2018. The Company has an allowance for credit losses of $0.22 million as of December 31, 2022 and 2021 against the collectability of this note. The promissory note is secured by all issued and outstanding stock of the Default Party and all of the assets sold to the Default Party.

5.    INVENTORIES
Inventories consisted of the following items:

	December 31,
	2022	2021
Concentrates and work-in-progress	$35,476	$27,619
Inventory of ore in stockpiles	940	351
Raw materials and consumables	4,204	4,170
Total inventories	$40,620	$32,140

Inventories – by duration
Current	$38,155	$30,772
Long term – raw materials and consumables	2,465	1,368
Total inventories	$40,620	$32,140

6.    INVESTMENTS ACCOUNTED FOR AT FAIR VALUE
The Company accounts for its investments in CUR and Virginia Energy at fair value. On January 24, 2023, CUR completed its acquisition of Virginia Energy whereby CUR acquired all of the issued and outstanding common shares of Virginia Energy. See Note 18 – Subsequent Events for more information.
CUR
On October 27, 2021, the Company obtained a 19.9% ownership interest in CUR. See Note 7 – Property, Plant and Equipment and Mineral Properties. The investment gives the Company significant influence, but not control, over CUR’s operations. As of December 31, 2022 and 2021, the Company held an ownership interest in CUR of 17.4% and 19.1%. As of December 31, 2022 and 2021, the fair value of the Company’s investment in CUR is $16.50 million and $32.23 million, respectively. The Company recognized a loss of $14.31 million for the year ended December 31, 2022 and a gain of $0.72 million for the year ended December 31, 2021 related to this investment in Other income (loss) in the Consolidated Statement of Operations and Comprehensive Income (Loss).
Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), the Company is required to file separate audited financial statements of CUR if either the investment test or income test as set forth in that rule equals or exceeds the 20% level individually. As of December 31, 2022, the income test was met at the 20% significance level for CUR. The Company will amend this Annual Report to include the separate audited financial statements of CUR as an exhibit when they become available.
In accordance with Rule 4-08(g) of Regulation S-X (“Rule 4-08(g)”), the summarized financial information for CUR is set forth below on a one-quarter lag, which precedes the date of the Company’s investment for the year ended December 31, 2021. CUR prepares its financial statements in accordance with International Financial Reporting Standards (“IFRS”) and uses Cdn$ as its reporting currency. As such, the Company has made certain adjustments to CUR’s summarized financial information to address differences between IFRS and GAAP that materially impact the summarized financial information and to convert such information to USD.

	September 30,
	2022	2021
Current assets	$16,586	$16,733
Non-current assets	$17,437	$11,455
Current liabilities	$2,285	$3,119
Non-current liabilities	$—	$27

	Twelve Months Ended September 30,
	2022	2021
Loss from continuing operations	$(23,103)	$(4,253)
Net loss and net loss attributable to the entity	$(17,890)	$(4,570)

Virginia Energy
As of December 31, 2022 and 2021, the Company held a 13.5% and 14.8% ownership interest in its investment in Virginia Energy, respectively. The fair value of the Company's investment in Virginia Energy was $2.83 million and $6.31 million as of December 31, 2022 and 2021, respectively. The Company recognized a loss of $3.22 million, a gain of $5.59 million and a gain of $1.73 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to this investment in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Pursuant to Rule 3-09, the Company is required to file separate audited financial statements of Virginia Energy if either the investment test or income test as set forth in that rule equals or exceeds the 20% level individually. As of December 31, 2021, the income test was met at the 20% significance level for Virginia Energy. The Company will amend this Annual Report to include the separate audited 2021 financial statements and unaudited financial statements for 2022 of Virginia Energy as an exhibit when they become available.
In accordance with Rule 4-08(g), summarized financial information for Virginia Energy is set forth below on a one-quarter lag. Virginia Energy prepares its financial statements in accordance with IFRS. The Company determined that no adjustments to Virginia Energy’s summarized financial information were necessary to address differences between IFRS and GAAP that materially impact the summarized financial information.

	September 30,
	2022	2021
Current assets	$163	$548
Non-current assets	$3,753	$3,753
Current liabilities	$223	$278
Non-current liabilities	$2	$2

	Twelve Months Ended September 30,
	2022	2021	2020
Loss from continuing operations, net loss and net loss attributable to the entity	$(371)	$(275)	$(20,150)

7.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(20,221)	$8,989	$29,210	$(18,185)	$11,025
Alta Mesa (1)	—	—	—	13,626	(4,996)	8,630
Equipment and other	16,626	(12,953)	3,673	15,079	(12,751)	2,328
Property, plant and equipment total	$45,836	$(33,174)	$12,662	$57,915	$(35,932)	$21,983
(1) As of December 31, 2022, the net book value of Alta Mesa is $8.21 million, which is included in Property, plant and equipment and other assets held for sale, net on the Consolidated Balance Sheet.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized depreciation expense of $3.27 million, $3.19 million and $2.70 million, respectively, in Development, permitting and land holding in the Consolidated Statements of Operations and Comprehensive Income (Loss).
For the years ended December 31, 2022 and 2021, the Company capitalized $0.24 million and $0.10 million, respectively, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Consolidated Balance Sheet.
The following is a summary of mineral properties:

	December 31,
	2022	2021
Mineral properties
Uranerz ISR properties	$25,974	$25,974
Sheep Mountain	34,183	34,183
Roca Honda	22,095	22,095
Other	1,287	1,287
Mineral properties total	$83,539	$83,539

Bahia Project
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
The total purchase price under the purchase agreements is $27.50 million consisting of deposit payments of $5.50 million due upon reaching certain milestones stated within the purchase agreements, and $22.00 million was due at closing with the completed transfer and assignment of the mineral rights on February 10, 2022.
As of December 31, 2022, the Company has made deposit payments totaling $5.50 million that will be attributable to the final purchase price under the purchase agreements, pending the close of the transactions. Additionally, direct deal costs of $1.08 million have been incurred related to such asset acquisitions. The purchase deposit payments and direct transaction costs have been capitalized as Prepaid expenses and other assets in the Consolidated Balance Sheet. On February 10, 2022, the Company closed the purchase of the Bahia Project with the completed transfer and assignment of the mineral rights. See Note 18 – Subsequent Events for more information.
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
On October 27, 2021 (the “Closing Date”), the parties closed the Sale in accordance with the terms of the Agreement, as a result of which the aforementioned properties and leases were transferred to CUR in exchange for the following consideration:
•$2,000,000 in cash on the Closing Date;
•the issuance of 11,860,101 common shares of CUR, constituting 19.9% of the outstanding CUR common shares immediately after the Closing Date, at a price per share of Cdn$2.95 equal to the closing price of the CUR common shares on the TSXV on the last trading day immediately prior to issuance;
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
These non-core conventional uranium project assets had no carrying value at the Closing Date. The Company recognized a gain on the disposal of $35.73 million at the Closing Date and subsequently derecognized asset retirement obligations of $0.27 million prior to December 31, 2021 upon being legally released from being the primary obligor under the liabilities. For a period of three years, if CUR issues common shares or other securities convertible into common shares in a private placement or prospectus offering, the Company has the right to accelerate a portion of the Deferred Cash Payments, in cash or securities, up to a maximum amount equal to the product of (i) the gross proceeds of the financing multiplied by (ii) the Company’s then current cumulative percentage ownership of CUR common stock on a non-diluted basis prior to the completion of the financing (the “Acceleration Right”). On November 22, 2021, CUR completed such a financing under which the Company elected its Acceleration Right and received 1,875,085 common shares of CUR and 937,542 warrants to purchase common shares of CUR which are exercisable for a period of two years from issuance at a price of Cdn$4.00. The receipt of these CUR common shares and warrants satisfied the Second Payment in full and satisfied Cdn$1.97 million of the Third Payment.

8.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	December 31,
	2022	2021
Asset retirement obligation, beginning of period	$13,687	$13,038
Revision of estimate	(238)	(235)
Disposal of non-core obligations	—	(269)
Accretion of liabilities	1,556	1,284
Settlements	—	(131)
Held for sale(1)	(5,410)	—
Asset retirement obligation, end of period	$9,595	$13,687

Asset retirement obligation:
Current	$—	$27
Non-current	9,595	13,660
Asset retirement obligation, end of period	$9,595	$13,687
(1)Asset retirement obligations held for sale are related to Alta Mesa and are included as Asset retirement obligation and other liabilities held for sale on the consolidated balance sheet. See Note 7 – Property, Plant and Equipment and Mineral Properties and Note 18 – Subsequent Events for more details.
The Company's asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 11.62% to 11.67% and inflation rates ranging from 2.25% to 2.41%. The total undiscounted decommissioning liability as of December 31, 2022 and 2021 is $42.91 million and $41.34 million, respectively.
The downward revision of estimate of $0.24 million for the year ended December 31, 2022 includes net changes in estimated costs of future reclamation activities. These revisions were recognized in Exploration, development, permitting, and land holding and Standby costs in the Consolidated Statement of Operations and Comprehensive Income (Loss).
The downward revision of estimate of $0.24 million for the year ended December 31, 2021 includes net changes in estimated costs, timing and discount rates of future reclamation activities. These revisions were recognized in Exploration, development, permitting, and land holding, and Standby costs in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company derecognized asset retirement obligations of $0.27 million prior to December 31, 2021 upon being legally released from being the primary obligor under the liabilities and this disposal was recognized in Gain on disposal of non-core assets in the Consolidated Statement of Operations and Comprehensive Income (Loss).
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements or restructured the surety and collateral arrangements. See Note 14 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

	December 31,
	2022	2021
Restricted cash, beginning of period	$20,305	$20,817
Additional collateral posted	734	48
Refunds of collateral	—	(560)
Held for sale	(3,590)	—
Restricted cash, end of period	$17,449	$20,305

9.    CAPITAL STOCK
Authorized Capital Stock
The Company is authorized to issue an unlimited number of Common Shares without par value, unlimited Preferred Shares issuable in series and unlimited Series A Preferred Shares. The Preferred Shares issuable in series will have the rights, privileges, restrictions and conditions assigned to the particular series upon the Board of Directors approving their issuance. The Series A Preferred Shares issuable are non-redeemable, non-callable, non-voting and have no right to dividends.
Issued Capital Stock
During the years ended December 31, 2022, 2021 and 2020, the Company issued 769,779, 16,627,512 and 21,361,784 Common Shares, respectively, under its ATM offering for net proceeds of $7.89 million, $106.21 million and $37.25 million, respectively. On February 20, 2020, the Company completed a bought deal public offering of 11,300,000 Common Shares at a price of $1.47 per share. The Company received net proceeds, after commissions and fees, of $15.14 million.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities, as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Cdn$.

Month Issued	Expiry Date	Exercise Price	Warrants Outstanding	Fair value as of December 31, 2022
September 2016(1)	September 20, 2021	$2.45	—	$—
(1)The warrants issued in September 2016 are classified as Level 1 under the fair value hierarchy (Note 15). Each warrant was exercisable until September 20, 2021 and entitled the holder thereof to acquire one common share upon exercise at an exercise price of $2.45per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.
On September 20, 2021, 149,807 warrants issued in September 2016 expired un-exercised.

10.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
The following is a reconciliation of weighted average common shares outstanding:

	Years Ended December 31,
	2022	2021	2020
Issued shares at beginning of period	156,262,199	134,311,033	100,735,889
Effect of stock options exercised	155,509	474,072	12,934
Effect of shares issued for settlement of vesting of restricted stock units	335,546	443,364	452,932
Effect of shares issued for settlement of exercises of stock appreciation rights	2,679	2,316	—
Effect of shares issued for exercise of share purchase warrants	—	1,737,981	—
Shares issued for consulting services	16,064	35,933	74,672
Effect of shares issued in public offerings	571,253	9,899,825	19,891,709
Weighted average common shares outstanding	157,343,250	146,904,524	121,168,136

Basic and diluted income (loss) per common share
The calculation of basic and diluted income (loss) per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2022	2021	2020
Net income (loss) attributable to owners of the Company	$(59,849)	$1,541	$(27,776)

Basic weighted average common shares outstanding	157,343,250	146,904,524	121,168,136
Dilutive impact of stock options, restricted stock units, and warrants	—	2,816,593	—
Diluted weighted average common shares outstanding	157,343,250	149,721,117	121,168,136
Basic and diluted net income (loss) per common share	$(0.38)	$0.01	$(0.23)

For the years ended December 31, 2022, 2021 and 2020, 1.52 million, 0.06 million and 6.87 million stock options, restricted stock units, and warrants, respectively, and the potential conversion of the Convertible Debentures have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights of 2.45 million, 1.67 million, and 1.72 million for the years ended December 31, 2022, 2021, and 2020, respectively as they are contingently issuable based on specified market prices of the Company’s stock which were not achieved as of the end of each period.

11.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new common shares to satisfy exercises and vesting under its equity incentive awards. As of December 31, 2022, a total of 15,768,253 common shares were authorized for future equity incentive plan awards.
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
The fair value of the stock options granted under the Compensation Plan is estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.43%	0.44%	1.27%
Expected life (in years)	3.2 years	5.0 years	4.6 years
Expected volatility(1)	73.21%	61.96%	61.81%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$4.93	$2.06	$0.82
(1)     Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of the Company’s stock option activity is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2019	$1.70 - $15.61	1,487,433	$3.43
Granted	1.76 - 3.06	711,414	1.77
Exercised	1.70 - 2.92	(302,707)	1.97
Forfeited	1.70 - 5.18	(188,541)	3.26
Expired	4.12 - 5.22	(98,512)	4.40
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 8.41	169,310	3.99
Exercised	1.70 - 7.42	(775,814)	2.95
Forfeited	1.76 - 5.91	(8,048)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	5.84 - 10.03	118,318	6.52
Exercised	1.70 - 5.46	(256,315)	2.93
Forfeited	3.06 - 10.03	(20,700)	5.91
Expired	1.76 - 5.18	(16,507)	2.52
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24	1.96	$2,313
Exercisable, December 31, 2022	$1.70 - $8.41	627,097	$1.52	1.52	$2,232
The total intrinsic value of options exercised was $2.23 million, $2.88 million and $0.42 million for the years ended December 31, 2022, 2021 and 2020, respectively.
A summary of the Company’s non-vested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	223,381	$1.32
Granted	711,414	0.82
Vested	(508,630)	0.94
Forfeited	(22,175)	0.96
Non-vested, December 31, 2020	403,990	$0.94
Granted	169,310	2.06
Vested	(351,934)	1.23
Forfeited	(8,049)	1.60
Non-vested, December 31, 2021	213,317	$1.34
Granted	118,318	4.93
Vested	(170,349)	1.15
Forfeited	(20,700)	4.54
Non-vested, December 31, 2022	140,586	$4.12

Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years. Holders of unvested RSUs do not have voting rights on those RSUs. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one Common Share of the Company for each RSU at no additional payment. During the years ended

December 31, 2022, 2021 and 2020 the Company’s Board of Directors issued 0.41 million, 0.44 million and 0.74 million RSUs under the Compensation Plan, respectively.
A summary of the Company’s non-vested RSUs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	1,315,536	$2.45
Granted	740,998	1.65
Vested	(746,477)	2.45
Forfeited	(216,001)	2.13
Non-vested, December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Forfeited	—	—
Non-vested, December 31, 2021	900,064	$2.94
Granted	411,467	6.52
Vested	(518,856)	2.93
Forfeited	(45,250)	5.40
Non-vested, December 31, 2022	747,425	$4.77

The total intrinsic value and fair value of RSUs that vested and were settled for equity was $2.93 million, $2.67 million and $1.21 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock Appreciation Rights
The Company may grant SARs to directors, executives and eligible employees.
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
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met prior to the year ended December 31, 2022.
During the year ended December 31, 2022, the Company’s Board of Directors issued 0.83 million SARs under the Compensation Plan. No such grants were made for the years ended December 31, 2021 and 2020. The fair value of the SARs granted during the year ended December 31, 2022 was estimated at the date of grant using a Monte Carlo simulation, with the following weighted average assumptions:

Risk-free interest rate	1.68%
Expected life (in years)(1)	4.98 years
Expected volatility(2)	72.81%
Expected dividend yield	—%
Weighted average grant date fair value	$3.99
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
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2019	2,165,509	$2.92
Forfeited	(444,886)	2.92
Outstanding, December 31, 2020	1,720,623	$2.92
Exercised	(48,201)	2.92
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	833,315	6.47
Exercised	(6,730)	2.92
Forfeited	(46,239)	5.95
Outstanding, December 31, 2022	2,452,768	$4.07	2.03	$5,458
Exercisable, December 31, 2022	1,092,143	$2.92	1.06	$3,593

The total intrinsic value for exercised SARs was $0.05 million and $0.26 million for the years ended December 31, 2022 and 2021, respectively.

A summary of the Company’s non-vested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2019	2,165,509	$1.25
Granted	—	—
Vested	—	—
Forfeited	(444,886)	1.25
Non-vested December 31, 2020	1,720,623	$1.25
Granted	—	—
Vested	(1,147,074)	1.27
Forfeited	—	—
Non-vested December 31, 2021	573,549	$1.19
Granted	833,315	3.99
Vested	—	—
Forfeited	(46,239)	4.13
Non-vested December 31, 2022	1,360,625	$2.81

The Company's share-based compensation expense, by type of award, is as follows:

	Years Ended December 31,
	2022	2021	2020
Stock options	$359	$323	$555
RSUs(1)	2,244	1,562	1,272
SARs	2,038	273	771
Total recognized expense(2)	$4,641	$2,158	$2,598
(1)The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2022, 2021 and 2020 was estimated at the date of grant, using the stated market price on the NYSE American.
(2)Share-based compensation is recorded in Selling, general and administration in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2022, there were $0.19 million, $0.88 million and $1.11 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.16 years, 1.82 years, and one year, respectively.

12.    INCOME TAXES
For financial reporting purposes, income before taxes includes the following components:

	Years Ended December 31,
	2022	2021	2020
Canada	$(23,964)	$(7,549)	$(10,407)
Foreign	(35,980)	8,997	(17,465)
Total	$(59,944)	$1,448	$(27,872)
A reconciliation of income tax expense and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

	Years Ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(59,944)	$1,448	$(27,872)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax recovery	$(15,885)	$384	$(7,385)
Share-based compensation	572	(89)	565
Other non-deductible/non-taxable items	3,977	159	1,985
Unrecognized deferred tax assets	11,336	(454)	4,835
Income tax expense	$—	$—	$—
The components of the net deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Deferred tax assets
Inventories	$5,984	$6,380
Short-term investments	209	209
Operating loss carry forwards	108,827	101,345
Capital loss carry forwards	881	914
Deferred revenue and other	5,433	1,520
Mineral properties and deferred costs, United States	18,727	18,682
Mineral properties and deferred costs, Canada	1,815	1,884
Asset retirement obligations	3,976	3,627
Property, plant and equipment	1,079	942
Total deferred tax assets	$146,931	$135,503
Less: valuation allowance	(146,931)	(135,503)
Net deferred tax assets	$—	$—
As of December 31, 2022, and 2021, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions (1)	Deductions (2)	End of Period
2022	$135,503	$11,927	$(499)	$146,931
2021	$137,035	$6,653	$(8,185)	$135,503
(1)The 2022 additions to the valuation allowance result from additional losses incurred and increases to other tax assets such as mineral property, reclamation obligations and deferred revenue. The 2021 additions to the valuation allowance result from additional losses incurred and increases to other tax assets such as reclamation obligations. Management does not feel either the 2022 or 2021 additions meet the more-likely-than-not criterion for recognition.
(2)The reductions to the valuation allowance in 2022 result primarily from the decreases to other tax assets such as inventories. The 2021 reductions to the valuation allowance result primarily from the decreases to other tax assets such as property, plant and equipment and mineral properties.

The following table summarizes the Company's capital losses and net operating losses as of December 31, 2022 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$46,535	2027 - 2039
Canada	Allowable capital losses	$3,325	None
Canada	Investment tax credits	$1,209	2023-2027
United States	Pre-2018 net operating losses	$292,139	2026-2036
United States	Post-2017 net operating losses	$71,998	None
United States	US Excess Interest Carryforward	$11	None

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

The Company’s policy is to include interest and penalties related to uncertain tax positions in the income tax expense line on the financial statements. As of December 31, 2022 the Company does not have any uncertain tax positions.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The Company’s sales to major customers (purchases in excess of 10% of total sales) are as follows:

	Years Ended December 31,
	2022	2021	2020
Customer 1	$8,778	$—	$—
Customer 2	$2,592	$1,385	$—
Customer 3	$—	$1,571	$1,550

The Company’s revenues by country of customer are as follows:

	Years Ended December 31,
	2022	2021	2020
U.S.	$9,473	$1,721	$1,658
Estonia	2,592	1,385	—
Other	450	78	—
Total revenues	$12,515	$3,184	$1,658

The Company’s outstanding trade receivables from its major customers are as follows:

	December 31,
	2022	2021
Customer 1	$—	$1,386
Customer 2	$—	$367
The Company’s outstanding trade receivables by country of customer are as follows:

	December 31,
	2022	2021
U.S.	$92	$472
Estonia	—	1,386
Total trade receivables	$92	$1,858

In December 2020, the Company entered into a three-year supply agreement with The Chemours Company (“Chemours”) to acquire natural monazite sands from the Chemours’ Offerman Mineral Sand Plant in Georgia for processing at the Mill for the production of a marketable mixed RE carbonate as well as recovery of contained uranium, which is currently the Company’s only RE carbonate feed supplier.
The components of other income (loss) are as follows:

	Years Ended December 31,
	2022	2021	2020
Change in value of investments accounted for at fair value	$(16,901)	$6,311	$1,729
Change in value of warrant liabilities	—	(8,078)	(5,436)
Change in value of Convertible Debentures	—	—	155
Foreign exchange gain (loss)	2,058	(128)	767
Department of Energy awards	—	1,900	—
Other	(529)	1,135	(460)
Other income (loss)	$(15,372)	$1,140	$(3,245)

The components of accounts payable and accrued liabilities are as follows:

	December 31,
	2022	2021
Accounts payable	$3,655	$3,038
Payroll liabilities	2,929	1,988
Other accrued liabilities	345	738
Accounts payable and accrued liabilities	$6,929	$5,764

14.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

White Mesa Mill
In 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. The challenge is currently being evaluated and may involve the appointment of an administrative law judge (“ALJ”) to hear the matter. The Company does not consider this action to have any merit. If the petition is successful, the likely outcome would be a requirement to modify or replace the existing Corrective Action Plan. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cashflows. However, the scope and costs of remediation under a revised or replaced Corrective Action Plan have not yet been determined and could be significant.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and annual renewal costs are expected to total $2.12 million for the year ended December 31, 2023.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2022, the Company has $21.04 million posted as collateral against an undiscounted ARO of $42.91 million. As of December 31, 2021, the Company has $20.31 million posted as collateral against an undiscounted ARO of $41.34 million.
Commitments
The Company is contractually obligated under a Sales and Agency Agreement appointing an exclusive sales and marketing agent for all vanadium pentoxide produced by the Company.

15.    FAIR VALUE ACCOUNTING
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of December 31, 2022 and 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value. The Company’s investments in marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy. Level 1 marketable equity securities use quoted prices for identical assets in active markets, while Level 2 marketable equity securities utilize inputs based upon quoted prices for similar instruments in active markets. The Company's investments in marketable debt securities are valued using quoted prices of a pricing service and as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.
As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$30,336	$—	$30,336
Investments accounted for at fair value	19,263	66	—	19,329
Marketable equity securities	1,033	34	—	1,067
Marketable debt securities	—	11,125	—	11,125
	$20,296	$41,561	$—	$61,857
(1) Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds, purchased within three months of their maturity date.

December 31, 2021	Level 1	Level 2	Level 3	Total
Investments accounted for at fair value	$37,407	$1,131	$—	$38,538
Marketable equity securities	494	—	—	494
	$37,901	$1,131	$—	$39,032

There were no transfers into or out of Level 3 during the year ended December 31, 2022.

16.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers either through sales contracts or Alternate Feed Agreements.

17.    RELATED PARTY TRANSACTIONS
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
United Nuclear contributed $0.13 million, $0.31 million and $0.13 million to the expenses of the Arkose Joint Venture based on the approved budget for the years ended December 31, 2022, 2021 and 2020, respectively.
On June 1, 2022, Uranerz renewed for a third year its Casper, Wyoming-based Office Lease Agreement with Metro, Inc. where Mr. Kirkwood acts as General Manager. Consistent with the prior year's lease, the term is for a period of 12 months with rent in the amount of $15,000 paid in $1,250 monthly increments. The original Office Lease Agreement was entered into by the parties on June 1, 2020, for a period of 12 months, with rent paid in monthly increments of $1,000; an amendment effective October 1, 2020 increased the rent to $1,250 monthly for the remainder of the original lease term, for a total of $15,000 paid.
Mr. Benjamin Eshleman III is President of Mesteña LLC, which became a shareholder of the Company through the Company’s acquisition of Mesteña Uranium, L.L.C (now Alta Mesa LLC) and certain of its affiliates (collectively, the “Acquired Companies”) in June 2016. Pursuant to the purchase agreement, the Alta Mesa Properties held by the Acquired Companies are subject to a royalty of 3.125% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price of $65.00 per pound or less, 6.25% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $65.00 per pound up to and including $95.00 per pound, and 7.5% of the value of the recovered U3O8 from the Alta Mesa Properties sold at a price greater than $95.00 per pound. The royalties are held by Mr. Eshleman and his extended family. In addition, Mr. Eshleman and certain members of his extended family are parties to surface use agreements that entitle them to surface use payments from the Acquired Companies in certain circumstances. No royalty payments were made during the years ended December 31, 2022, 2021 and 2020. The Company paid $0.3 million, $0.3 million and $0.4 million, for surface use payments to Mr. Eshleman and his immediate family members for the years ended December 31, 2022, 2021 and 2020, respectively.
The Alta Mesa Properties included yellowcake slurry inventory contained in resin bids for which the Company owed Mesteña LLC $0.18 million as of December 31, 2022 if this inventory was processed. The Company sold its Alta Mesa Project to enCore on February 14, 2023, at which time Mr. Eshleman ceased to be a related party. Upon closing of the sale of the Alta Mesa Project, enCore paid Mesteña LLC $0.18 million. See Note 18 – Subsequent Events for more information.
On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. See Note 7 – Property, Plant and Equipment and Mineral Properties for more information. The Company earned approximately $0.45 million during the year ended December 31, 2022, with approximately $0.08 million due from CUR as of December 31, 2022. The Company provided no services to CUR under the toll milling agreement during the year ended December 31, 2021.

18.    SUBSEQUENT EVENTS
Alta Mesa Divestiture
On February 14, 2023, the Company closed on its sale of three wholly owned subsidiaries that together hold Energy Fuels’ Alta Mesa ISR Project to enCore Energy (“enCore”) for total consideration of $120 million, paid as follows:
a.$60 million cash at or prior closing; and
b.$60 million in a secured convertible note (the “Note”), payable in two years from the closing, bearing annual interest of eight percent (8%). The Note is convertible at Energy Fuels’ election into enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing. enCore is currently traded on the TSXV and NYSE American. The Note is guaranteed by enCore Energy Corp. and fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Note, Energy Fuels will be limited to converting the Note into a maximum of $10 million principal amount of the Note per thirty (30)-day period.

In addition, enCore is required to replace the existing reclamation bonds for the Alta Mesa project shortly after the closing of the transaction, which will result in Energy Fuels receiving an additional $3.6 million cash as a return of collateral from those bonds.
Bahia Project
On February 10, 2023, the Company completed its previously announced acquisition of the Bahia Project (the “Bahia Closing”). The Bahia Closing followed the Brazilian Government’s approval of the transfers to Energy Fuels’ wholly owned Brazilian subsidiary Energy Fuels Brazil, Ltda. At the Bahia Closing, the Company paid the mineral owners the remaining $21.9 million cash.
Issuance of Stock Options, RSUs, and SARs
On January 26, 2023, the Company granted $0.42 million of non-incentive stock options with an exercise price of $7.36 per share, $3.31 million of RSUs, and $1.06 million of SARs at a grant price of $7.36 per share, to its employees and directors. The stock options carry a five-year life and vest as follows: 50% on January 26, 2024; and 50% on January 26, 2025. The RSUs vest as follows: 50% on January 27, 2024; 25% on January 27, 2025; and 25% on January 27, 2026. The SARs have a term of five years vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs are able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 26, 2024.
CUR Acquisition of Virginia Energy
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy for 0.26 common shares of CUR. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represents an ownership interest of 16.7% in CUR as of closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 and no material weaknesses were discovered.

The effectiveness of our assessment of internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
INTEREST OF MANAGEMENT & OTHERS IN MATERIAL TRANSACTIONS

Information relating to this item will be included in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

3.1	Articles of Continuance dated September 2, 2005 (1)

3.2	Articles of Amendment dated May 26, 2006 (2)

3.3	By-laws (3)

4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 2011 (5)

10.2	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (6)

10.3	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (7)

10.4	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)

10.5	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)

10.6	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)

10.7	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)

10.8	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)

10.9	Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated June 24, 2022, effective as of August 1, 2022 (13)

10.10	Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated July 11, 2022 (14)

10.11	Material Rights Purchase Agreement between G4 Esmeralda Ltda. and Energy Fuels Inc. dated May 19, 2022 (15)

10.12	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (16)

10.13	Membership Interest Purchase Agreement by and among EFR White Canyon Corp., enCore Energy Corp. and enCore Energy US Corp., dated November 13, 2022 (17)

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

Exhibit No.	Document Description

23.1	Consent of KPMG LLP

23.2	Consent of Grant A. Malensek

23.3	Consent of Jeremy Scott Collyard

23.4	Consent of Phillip E. Brown

23.5	Consent of David M. Robson

23.6	Consent of Mark B. Mathisen

23.7	Consent of Douglas L. Beahm

23.8	Consent of Daniel Kapostasy

23.9	Consent of Terence McNulty

23.10	Consent of Jeffrey Woods

23.11	Consent of R. Dennis Bergen

23.12	Consent of Lee (Pat) Gochnour

23.13	Consent of Travis Boam

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

96.1	“Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA,” dated January 30, 2023 with an effective date of December 31, 2021 (18)

96.2	“Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023 with an effective date of December 31, 2022 (19)

96.3	“Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA,” dated February 22, 2022 (20)

Exhibit No.	Document Description

96.4	“Technical Report on the Bullfrog Project, Garfield County, Utah, USA,” dated February 22, 2022 (21)

96.5	“Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA,” dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (22)

96.6	“Technical Report on the La Sal Project, San Juan County, Utah, USA,” dated February 22, 2022 (23)

96.7	“Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA,” dated December 31, 2021 (24)

101.INS     XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)

Certain schedules and exhibits have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

(1)Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(5)Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed with the SEC on June 24, 2015.
(6)Incorporated by reference to Appendix A to Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(8)Incorporated by reference to Exhibit 10.9 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(9)Incorporated by reference to Exhibit 10.10 to Energy Fuels’ Form 10-K filed with the SEC on March 22, 2021.
(10)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(11)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on June 30, 2022.
(14)Incorporated by reference to Exhibit 10.8 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2022.
(15)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on May 24, 2022.
(16)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(17)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on November 17, 2022.
(18)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(19)Incorporated by reference to Exhibit 99.3 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(20)Incorporated by reference to Exhibit 99.6 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(21)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(22)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(23)Incorporated by reference to Exhibit 99.3 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(24)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 8, 2023

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 8, 2023

Per:	/s/ Tom L. Brock
Tom L. Brock, Chief Financial Officer
(Principal Financial Officer)
Date: March 8, 2023

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: March 8, 2023

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: March 8, 2023

Per:	/s/ Ivy V. Estabrooke
Ivy V. Estabrooke, Director
Date: March 8, 2023

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: March 8, 2023

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: March 8, 2023

Per:	/s/ Jaqueline Herrera
Jaqueline Herrera, Director
Date: March 8, 2023

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: March 8, 2023

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: March 8, 2023

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: March 8, 2023