Form 10-K/A
period 2022-12-31
ENERGY FUELS INC
filed 2023-03-30
CIK 1385849

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐*

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐*

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

*Checkboxes are blank pending adoption of the underlying rules.

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

EXPLANATORY NOTE

Energy Fuels Inc. (the “Company” or “Energy Fuels”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 8, 2023 (the “Form 10-K”), to provide financial statements for Virginia Energy Resources Inc. (“Virginia Energy”), pursuant to Rule 3-09 of Regulation S-X as at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. Virginia Energy was significant under Rule 3-09 for the year ended December 31, 2021, but not for the years ended December 31, 2022 or 2020. As a result, under Rule 3-09, we have included in this Amendment unaudited financial statements as at December 31, 2022 and for the year ended December 31, 2022 and audited financial statements as at December 31, 2021, and for the years ended December 31, 2021, and 2020. In accordance with Rule 3-09(b), the financial statements of Virginia Energy are being filed as an amendment to the Form 10-K as Exhibit 99.1 included in Part IV, Item 15 of this filing.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm (Smythe LLP, Vancouver BC, Auditor Firm ID: 995)
Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2022 (unaudited), 2021 (audited) and 2020 (audited)
Consolidated Statements of Financial Position at December 31, 2022 (unaudited) and 2021 (audited)
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 (unaudited), 2021 (audited) and 2020 (audited)
Consolidated Statements of Cash Flows for the years ended December 31, 2022 (unaudited), 2021 (audited) and 2020 (audited)
Notes to the Consolidated Financial Statements

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

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The unaudited financial statements as at December 31, 2022 and for the year ended December 31, 2022 and audited financial statements as at December 31, 2021, and for the years ended December 31, 2021, and 2020 of Virginia Energy included in Exhibit 99.1 are filed as part of Item 15 of this Amendment to the Company’s Form 10-K and should be read in conjunction with the Company’s consolidated financial statements.

Exhibit Index

Exhibit No.	Document Description

3.1†	Articles of Continuance dated September 2, 2005 (1)

3.2†	Articles of Amendment dated May 26, 2006 (2)

3.3†	By-laws (3)

4.1†	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2†	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1†	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 2011 (5)

10.2†	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (6)

10.3†	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (7)

10.4†	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)

10.5†	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)

10.6†	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)

10.7†	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)

10.8†	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)

10.9†	Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated June 24, 2022, effective as of August 1, 2022 (13)

10.10†	Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated July 11, 2022 (14)

10.11†	Material Rights Purchase Agreement between G4 Esmeralda Ltda. and Energy Fuels Inc. dated May 19, 2022 (15)

10.12†	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (16)

10.13†	Membership Interest Purchase Agreement by and among EFR White Canyon Corp., enCore Energy Corp. and enCore Energy US Corp., dated November 13, 2022 (17)

21.1†	An organizational chart showing Energy Fuels Inc.'s direct and indirect subsidiaries

23.1†	Consent of KPMG LLP

23.2†	Consent of Grant A. Malensek

23.3†	Consent of Jeremy Scott Collyard

23.4†	Consent of Phillip E. Brown

23.5†	Consent of David M. Robson

23.6†	Consent of Mark B. Mathisen

23.7†	Consent of Douglas L. Beahm

23.8†	Consent of Daniel Kapostasy

23.9†	Consent of Terence McNulty

23.10†	Consent of Jeffrey Woods

23.11†	Consent of R. Dennis Bergen

23.12†	Consent of Lee (Pat) Gochnour

23.13†	Consent of Travis Boam

23.14*	Consent of Smythe LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1†	Mine Safety Disclosure

96.1†	"Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA," dated January 30, 2023 with an effective date of December 31, 2021 (18)

96.2†	"Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA," dated February 23, 2023 with an effective date of December 31, 2022 (19)

96.3†	"Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA," dated February 22, 2022 (20)

96.4†	"Technical Report on the Bullfrog Project, Garfield County, Utah, USA," dated February 22, 2022 (21)

96.5†	"Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA," dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (22)

96.6†	"Technical Report on the La Sal Project, San Juan County, Utah, USA," dated February 22, 2022 (23)

96.7†	"Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA," dated December 31, 2021 (24)

99.1*	Unaudited Consolidated Financial Statements of Virginia Energy Resources Inc. as at December 31, 2022 and for the year ended December 31, 2022 and the Audited Consolidated Financial Statements of Virginia Energy Resources Inc. as at December 31, 2021 and for the years ended December 31, 2021 and 2020

104*	The cover page from Energy Fuel's Inc.'s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL

†101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Previously filed or furnished, as applicable, with the Form 10-K on March 8, 2023.

(1) Incorporated by reference to Exhibit 3.1 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(2) Incorporated by reference to Exhibit 3.2 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(3) Incorporated by reference to Exhibit 3.3 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(4) Incorporated by reference to Appendix B of Energy Fuels' Schedule 14A filed with the SEC on April 2, 2021.

(5) Incorporated by reference to Exhibit 4.2 to Energy Fuels' Form S-8 filed with the SEC on June 24, 2015.

(6) Incorporated by reference to Appendix A to Energy Fuels' Schedule 14A filed with the SEC on April 2, 2021.

(7) Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(8) Incorporated by reference to Exhibit 10.9 to Energy Fuels' Form 10-K filed with the SEC on March 22, 2021.

(9) Incorporated by reference to Exhibit 10.10 to Energy Fuels' Form 10-K filed with the SEC on March 22, 2021.

(10) Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(11) Incorporated by reference to Exhibit 10.5 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(12) Incorporated by reference to Exhibit 10.6 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(13) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed with the SEC on June 30, 2022.

(14) Incorporated by reference to Exhibit 10.8 to Energy Fuels' Form 10-Q filed with the SEC on August 5, 2022.

(15) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed with the SEC on May 24, 2022.

(16) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 10-Q filed with the SEC on August 5, 2019.

(17) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed with the SEC on November 17, 2022.

(18) Incorporated by reference to Exhibit 99.2 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(19) Incorporated by reference to Exhibit 99.3 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(20) Incorporated by reference to Exhibit 99.6 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(21) Incorporated by reference to Exhibit 99.2 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(22) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(23) Incorporated by reference to Exhibit 99.3 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(24) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: March 30, 2023