Form 10-Q
period 2023-03-31
ENERGY FUELS INC
filed 2023-05-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 2, 2023, the registrant had 158,029,412 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods, planned exploration, if warranted, development of our properties, plans related to our business, including our rare earth element (“REE”) initiatives, including our recent acquisition of the South Bahia property in Brazil (the “Bahia Project”) and our planned development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics, any plans we may have to evaluate the ramp-up of production at any of our uranium and/or uranium/vanadium properties, and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially) and objectives and strategies may differ or change from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to, global economic risks, such as the occurrence of a pandemic, political unrest or wars; risks associated with the restart of any of our uranium and uranium/vanadium mines; risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), our steps to enhance and modify our existing facilities at the Mill to allow for the commercial separation of REEs, and risks associated with the exploration and development of our recently acquired South Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
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
•risks associated with our ramp-up to commercial production of RE Carbonate our planned implementation and operation of REE separation facilities, and potentially other REE and REE-related value-added processes and facilities, at the Mill or elsewhere including the risk: that we may not be able to produce RE Carbonate or separated REE oxides that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs to us; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell the RE Carbonate and/or separated REE oxides we produce at acceptable prices to us; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the newly established uranium reserve program for the U.S. (the “U.S. Uranium Reserve Program”), being subject to appropriation by the U.S. Congress, and the expansion of the U.S. Uranium Reserve Program;
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
•risks associated with fluctuations in price levels for heavy mineral sands and their components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of heavy mineral sands and monazite from our Bahia project in Brazil, and which could impact our planned monazite supply for our RE Carbonate and planned REE oxide production at the Mill;
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
•risks associated with our RE Carbonate sales and potential REE oxide sales, if any, being tied in whole or in part to REE spot prices;
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
•risks associated with our involvement in industry petitions for trade remedies and extension of the Russian Suspension Agreement, including costs of pursuing such remedies and the potential for negative responses/repercussions from various interest groups, consumers of uranium, and participants in other phases of the nuclear fuel cycle domestically and abroad;
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
•risks related to our issuance of additional freely tradable common shares of the Company (“Common Shares”) under our At-the-Market (“ATM”) program or otherwise to provide adequate liquidity in depressed commodity market situations;
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
Market, Industry and Other Data
This Quarterly Report contains estimates, projections and other information concerning our industry, our business, and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar sources.
We qualify all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES

We are a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and also listed on the TSX, this Quarterly Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.
All mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework effective as of 2021, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators (the “CSA”) that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Uranium concentrates	$18,470	$—
Vanadium concentrates	871	2,412
Alternate Feed Materials, processing and other	272	525
Total revenues	19,613	2,937
Costs applicable to revenues
Costs applicable to uranium concentrates	7,715	—
Costs applicable to vanadium concentrates	551	1,229
Underutilized capacity production costs applicable to RE Carbonate	—	1,663
Total costs applicable to revenues	8,266	2,892
Other operating costs and expenses
Exploration, development and processing	3,096	1,173
Standby	2,287	3,475
Accretion of asset retirement obligations	346	394
Selling, general and administration	6,023	5,216
Total operating loss	(405)	(10,213)

Other income (loss)
Gain on sale of assets (Note 5)	116,450	—
Other loss (Note 11)	(1,781)	(4,517)
Total other income (loss)	114,669	(4,517)

Net income (loss)	114,264	(14,730)

Basic and dilutive net income (loss) per common share (Note 8)	$0.72	$(0.09)

Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	—	1,766
Other comprehensive income (loss)	—	1,766
Comprehensive income (loss)	$114,264	$(12,964)

Net income (loss) attributable to:
Owners of the Company	$114,265	$(14,729)
Non-controlling interests	(1)	(1)
	$114,264	$(14,730)
Comprehensive income (loss) attributable to:
Owners of the Company	$114,265	$(12,963)
Non-controlling interests	(1)	(1)
	$114,264	$(12,964)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$43,831	$62,820
Marketable securities (Notes 3 and 13)	60,438	12,192
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of March 31, 2023 and December 31, 2022, respectively	2,098	519
Inventories (Note 4)	38,003	38,155
Prepaid expenses and other current assets	4,198	9,529
Property, plant and equipment and other assets held for sale, net (Note 5)	346	12,375
Total current assets	148,914	135,590
Other long-term receivables	1,501	1,537
Inventories (Note 4)	2,078	2,465
Operating lease right of use asset	1,348	1,376
Investments accounted for at fair value (Note 13)	16,374	19,329
Property, plant and equipment, net (Note 5)	14,635	12,662
Mineral properties (Note 5)	113,834	83,539
Convertible note (Notes 3 and 13)	59,259	—
Restricted cash (Note 6)	17,508	17,449
Total assets	$375,451	$273,947

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$5,275	$6,929
Operating lease liability	28	59
Deposits for assets held for sale	—	6,000
Asset retirement obligation and other liabilities held for sale (Note 6)	—	5,636
Total current liabilities	5,303	18,624
Operating lease liability	1,273	1,319
Asset retirement obligations (Note 6)	9,862	9,595
Total liabilities	16,438	29,538
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 158,029,412 and 157,682,531 as of March 31, 2023 and December 31, 2022, respectively	698,833	698,493
Accumulated deficit	(341,855)	(456,120)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	355,032	240,427
Non-controlling interests	3,981	3,982
Total equity	359,013	244,409
Total liabilities and equity	$375,451	$273,947

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013

Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive loss	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance as of March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss) for the period	$114,264	$(14,730)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	655	813
Share-based compensation	1,186	862
Accretion of asset retirement obligations	346	394
Revision and settlement of asset retirement obligation	—	96
Unrealized foreign exchange (gain) loss	(24)	1,225
Unrealized loss on investments accounted for at fair value	2,959	3,418
Gain on sale of assets	(116,450)	—
Other non-cash income, net	149	42
Changes in current assets and liabilities:
Marketable securities	(325)	(111)
Inventories	538	784
Trade and other receivables	(1,540)	(1,332)
Prepaid expenses and other current assets	(1,233)	(886)
Accounts payable and accrued liabilities	(3,104)	(1,123)
Net cash used in operating activities	(2,579)	(10,548)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,042)	(398)
Additions to mineral properties	(1,171)	—
Acquisition of mineral properties	(21,624)	—
Purchases of marketable securities	(47,924)	—
Proceeds from sale of property, plant and equipment, net	53,759	—
Net cash used in investing activities	(19,002)	(398)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	—	4,164
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(918)	(892)
Cash received from exercise of stock options	72	318
Net cash provided by (used in) financing activities	(846)	3,590
Effect of exchange rate fluctuations on cash held in foreign currencies	22	19
Plus: release of restricted cash related to sale of assets	3,475	—
Net change in cash, cash equivalents and restricted cash	(18,930)	(7,337)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$61,339	$125,485
Non-cash investing and financing transactions:
Issuance of common shares for consulting services	$—	$193

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest	$11	$9
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$1,456	$(182)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”), along with uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties as market conditions warrant and at times from solutions in its Mill tailings impoundment system. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is working on modifications and enhancements at the Mill for the potential production of separated REE oxides. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potentially radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs produced are used to manufacture permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies. The Company's uranium and REE production and recycling helps Energy Fuels play a part in addressing global climate change and reducing air pollution. Additionally, the radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
The Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction of at least one material property.
Mining Activities
Mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The most conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming. The ISR project is the Nichols Ranch Project (which includes Jane Dough and Hank Satellite deposits) located in Wyoming. On February 14, 2023, the Company closed on the sale of the Alta Mesa Project. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
As of March 31, 2023, other than performing rehabilitation and development work on its La Sal, Whirlwind and Pinyon Plain projects, the conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and recycling activities, such as the Mill’s alternate feed program, for processing, continues to expand its REE initiatives, and continues to develop its cancer therapeutics initiatives.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC.
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements are presented in thousands of U.S. dollars, except for share and per share amounts. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2022. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

3.    MARKETABLE SECURITIES
The Company elected the fair value option for its marketable debt securities and convertible note for which changes in fair value are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company's risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of March 31, 2023 and December 31, 2022 are due in one to two years. The convertible note was received as a partial consideration for the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company elected the fair value option for the secured convertible note (the “Convertible Note”), as it has the option of converting into common shares of enCore Energy Corp. (“enCore”). Marketable equity securities are measured at fair value as of each reporting date, and unrealized gains (losses) are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories as of March 31, 2023:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$59,359	$—	$72	$59,431
Convertible note(2)	59,457	(198)	—	59,259
Marketable equity securities	2,876	(1,869)	—	1,007
Total marketable securities	$121,692	$(2,067)	$72	$119,697
(1)     Marketable debt securities are comprised primarily of U.S. government agency bonds.
(2)     The Convertible note was received as consideration in the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties) and is valued using a binomial lattice model using Level 3 inputs. See Note 5 – Property, Plant and Equipment and Mineral Properties and Note 13 – Fair Value Accounting for more information.
The following table summarizes our marketable securities by significant investment categories as of December 31, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$(310)	$—	$11,125
Marketable equity securities	2,876	(1,809)	—	1,067
Total marketable securities	$14,311	$(2,119)	$—	$12,192
(1)     Marketable debt securities are comprised primarily of U.S. government agency bonds.

4.    INVENTORIES
Inventories consisted of the following items:

	March 31, 2023	December 31, 2022
Concentrates and work-in-progress	$35,869	$35,476
Inventory of ore in stockpiles	256	940
Consumables	3,956	4,204
Total inventories	$40,081	$40,620

Inventories – by duration
Current	$38,003	$38,155
Long term	2,078	2,465
Total inventories	$40,081	$40,620

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment, net:

	March 31, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(20,730)	$8,480	$29,210	$(20,221)	$8,989
Pinyon Plain	2,058	(746)	1,312	1,617	(714)	903
Equipment and other	17,196	(12,353)	4,843	15,009	(12,239)	2,770
Property, plant and equipment total	$48,464	$(33,829)	$14,635	$45,836	$(33,174)	$12,662

As of December 31, 2022, the net book value of the property, plant and equipment attributable to Alta Mesa was $8.21 million, which was included in Property, plant and equipment and other assets held for sale, net on the Condensed Consolidated Balance Sheets.
The Company recognized depreciation expense of $0.66 million and $0.81 million for the three months ended March 31, 2023, and 2022, respectively, in Exploration, development and process and Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended March 31, 2023 and 2022, the Company capitalized $0.07 million and $0.05 million, respectively, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Condensed Consolidated Balance Sheet.

The following is a summary of mineral properties:

	March 31, 2023	December 31, 2022
Mineral properties
Sheep Mountain	$34,183	$34,183
Bahia Project	29,124	—
Uranerz ISR properties	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	1,171	—
Other	1,287	1,287
Mineral properties total	$113,834	$83,539
Bahia Project
On February 10, 2023, the Company closed on two purchase agreements to acquire a total of 17 mineral concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Under the terms of the purchase agreements, the Company entered into mineral rights transfer agreements with the sellers to acquire the 17 mineral sand concessions.
The total purchase price under the purchase agreements was $27.50 million, which consisted of $21.60 million due at closing and prior to closing, deposit payments of $5.90 million due upon reaching certain stipulated milestones. Upon final payment on February 10, 2023, the transfer and assignment of the mineral rights was completed (the “Bahia Closing”). Additionally, the Company incurred direct deal costs related to such asset acquisition of $1.63 million. The purchase deposit payments and direct transaction costs were capitalized as Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2022 and reclassified to Mineral properties upon closing within the Condensed Consolidated Balance Sheets. The Bahia Closing followed the Brazilian Government’s approval of the transfers to Energy Fuels’ wholly owned Brazilian subsidiary Energy Fuels Brazil Ltda.
Alta Mesa Transaction
On February 14, 2023, the Company closed on its sale of three wholly owned subsidiaries that together hold Energy Fuels’ Alta Mesa ISR Project to enCore for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:
a.$60 million cash, which included $6 million prior to closing and $54 million at closing; and
b.$60 million in the Convertible Note, payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note is convertible at Energy Fuels’ election into enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing (the “Conversion Option”). enCore is currently traded on the TSX-V and NYSE American. The Convertible Note is guaranteed by enCore and fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels will be limited to selling a maximum of $10 million of common shares per thirty (30)-day period.
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.45 million, which is calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa ISR project assets and liabilities of $3.34 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 13 – Fair Value Accounting for more information on the fair value of the Note.
In addition, after the closing of the transaction, enCore was required to replace the $3.59 million of reclamation bonds that existed for the Alta Mesa project. As of March 31, 2023, the Company has received $3.48 million cash as a release of collateral from those bonds, which it has reclassified from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Condensed Consolidated Balance Sheets.
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.5 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of May 5, 2023, the Company has not purchased, leased and/or licensed a PFN tool.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	March 31, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$9,595	$13,687
Revision of estimate	—	(238)
Accretion of liabilities	346	1,556
Held for sale(1)	(79)	(5,410)
Asset retirement obligations, end of period	$9,862	$9,595
(1)Asset retirement obligations held for sale as of December 31, 2022 are related to Alta Mesa and are included as asset retirement obligation and other liabilities held for sale on the Condensed Consolidated Balance Sheets. Asset retirement obligations held for sale as of March 31, 2023 are related to the accretion expense on Alta Mesa through the closing date and is included within Gain on sale of assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Texas, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch, Alta Mesa and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 12 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

	March 31, 2023	December 31, 2022
Restricted cash, beginning of period	$17,449	$20,305
Additional collateral posted	59	734
Held for sale(1)	—	(3,590)
Restricted cash, end of period	$17,508	$17,449
(1)Restricted cash held for sale is related to Alta Mesa and is included as Asset retirement obligation and other liabilities held for sale on the Condensed Consolidated Balance Sheets. As of March 31, 2023, $3.48 million has been released and reclassified from Asset retirement obligation and other liabilities held for sale to cash and cash equivalents on the Condensed Consolidated Balance Sheets. The remaining $0.11 million was reclassified Restricted cash on the Condensed Consolidated Balance Sheets. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.

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
Issued Capital Stock
During the three months ended March 31, 2022, the Company issued 0.41 million Common Shares under its At-the-Market (the “ATM”) program offering for net proceeds of $4.16 million after share issuance costs. No Common Shares were issued under the ATM program during the three months ended March 31, 2023.

8.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted income (loss) per Common Share
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to owners of the Company	$114,265	$(14,729)

Basic weighted average common shares outstanding	157,930,097	156,614,344
Dilutive impact of stock options and restricted stock units	1,298,970	—
Diluted weighted average common shares outstanding	159,229,067	156,614,344

Basic net income (loss) per common share	$0.72	$(0.09)
Diluted net income (loss) per common share	$0.72	$(0.09)
For the three months ended March 31, 2023 and 2022, a weighted average of 0.26 million and 1.53 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per Common Share as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.66 million and 2.40 million, respectively, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

9.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. As of March 31, 2023, a total of 15,802,941 Common Shares were authorized for future equity incentive plan awards.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
	2023	2022
RSUs(1)	$644	$484
SARs	436	346
Stock options	106	32
Total share-based compensation expense(2)	$1,186	$862
(1)The fair value of the RSUs granted under the Compensation Plan for the three months ended March 31, 2023 and 2022 was estimated at the date of grant, using the stated market price on the NYSE American.
(2)Share-based compensation is included in Selling, general and administration in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

A summary of the Company’s non-vested RSUs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	—	—
Non-vested, March 31, 2023	748,774	$6.64
The total intrinsic value and fair value of RSUs that vested and were settled for equity was $3.38 million for the three months ended March 31, 2023.
Stock Appreciation Rights
The Company may grant SARs to directors, executives, and eligible employees.
On January 26, 2023, the Company’s Board of Directors issued SARs under the Compensation Plan, which are intended to provide additional long-term equity incentives for the Company’s senior management.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $7.36 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 24, 2024.
The fair value of the SARs granted during the three months ended March 31, 2023 was estimated at the date of grant using a Monte Carlo simulation, with the following weighted average assumptions:

Risk-free interest rate	3.58%
Expected life(1)	5.0 years
Expected volatility(2)	55.00%
Expected dividend yield	—%
Weighted average grant date fair value	$3.45
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	—	—
Forfeited	(5,554)	6.47
Expired	—	—
Outstanding, March 31, 2023	2,755,547	$4.43	2.12	$4,413
Exercisable, March 31, 2023	1,092,143	$2.92	0.81	$2,905
A summary of the Company’s non-vested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(5,554)	5.20
Non-vested, March 31, 2023	1,663,404	$2.92
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
The fair value of the stock options granted under the Compensation Plan for the three months ended March 31, 2023 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.89%
Expected life	3.25 years
Expected volatility(1)	74.29%
Expected dividend yield	—%
Weighted average grant date fair value	$3.98
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of the Company’s stock option activity is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 7.36	120,237	7.28
Exercised	1.70 - 2.92	(34,219)	1.88
Forfeited	3.89 - 7.36	(17,388)	6.51
Expired	—	—	—
Outstanding, March 31, 2023	$1.70 - $8.41	836,308	$3.83	2.19	$1,767
Exercisable, March 31, 2023	$1.70 - $7.14	667,523	$2.99	1.56	$1,766
A summary of the Company’s non-vested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	140,586	$4.12
Granted	120,237	3.98
Vested	(74,651)	3.76
Forfeited	(17,388)	3.87
Non-vested, March 31, 2023	168,784	$3.97
As of March 31, 2023, there were $0.51 million, $3.32 million, and $1.03 million of unrecognized compensation costs related to the unvested stock options, RSUs and SARs, respectively. This expense is expected to be recognized over a weighted average period of 1.64 years, 2.27 years, and 0.94 years, respectively.

10.    INCOME TAXES
As of March 31, 2023, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment. The Company will recognize the tax gain on the Alta Mesa Transaction under the installment method of accounting. This method will result in a deferral of a portion of the tax gain until the year in which the remaining proceeds are received.
For the three months ended March 31, 2023, the Company did not record income tax expense on income before taxes of $114.26 million. During the three months ended March 31, 2023, approximately $2.72 million of Net Operating Loss carryforwards will be utilized. For the three months ended March 31, 2022, the Company did not record an income tax benefit on a loss before taxes of $14.73 million. The effective tax rate was 0% for each of the three months ended March 31, 2023 and 2022, which was a result of the full valuation allowance on net deferred tax assets.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of total other income (loss) are as follows:

	Three Months Ended March 31,
	2023	2022
Unrealized loss related to investments accounted for at fair value	$(2,959)	$(3,418)
Unrealized gain related to marketable securities	325	111
Unrealized loss on convertible note	(198)	—
Foreign exchange gain (loss)	26	(1,213)
Gain on sale of assets	116,450	—
Interest income, net and other	1,025	3
Total other income (loss)	$114,669	$(4,517)
The components of trade and other receivables are as follows:

	March 31, 2023	December 31, 2022
Trade receivables	$874	$92
Accrued interest receivable	592	—
Notes receivable, net	343	343
Other(1)	1,790	1,621
Total receivables	$3,599	$2,056

Receivables – by duration
Current	$2,098	$519
Long term	1,501	1,537
Total receivables	$3,599	$2,056
(1)As of March 31, 2023 and December 31, 2022, Other receivables includes $1.50 million and $1.58 million, respectively, due from Consolidated Uranium Inc. (“CUR”) pursuant to the terms of (i) the asset purchase agreement related to the sale of certain non-core conventional uranium projects and resulting deferred cash payments, and (ii) the ongoing operating agreement with CUR.

The components of accounts payable and accrued liabilities are as follows:

	March 31, 2023	December 31, 2022
Accounts payable	$1,275	$3,224
Payroll liabilities	1,503	2,929
Accrued capital expenditures	1,038	22
Accrued property taxes	410	240
Accrued operating expenses	761	409
Other accrued liabilities	288	105
Accounts payable and accrued liabilities	$5,275	$6,929

12.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

White Mesa Mill
In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the Utah Division of Air Quality’s (“UDAQ”) decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the Utah Division of Radiation Control’s (“DRC’s”) Radioactive Materials License Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or license amendment, as applicable. At this time, the Company does not believe any such modifications or replacements would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Air Quality Approval Order, Corrective Action Plan and/or license amendment have not yet been determined and could be significant.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2022, renewal costs for the remainder of 2023 are expected to total $1.60 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2023, the Company has $17.51 million posted as collateral against an undiscounted asset retirement obligation of $33.00 million. As of December 31, 2022, the Company has $21.04 million posted as collateral against an undiscounted asset retirement obligation of $42.91 million.
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
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
As of March 31, 2023 and December 31, 2022, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
The Company’s investments in marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy. Level 1 marketable equity securities use quoted prices for identical assets in active markets, while Level 2 marketable equity securities utilize inputs based upon quoted prices for similar instruments in active markets. The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.
The Company’s convertible note was received as part of the consideration received for the Alta Mesa Transaction was valued as of February 14, 2023 upon closing of that transaction using a binomial lattice model. The fair value calculation uses significant unobservable inputs including: (i) volatility 60% and (ii) yield of 9.5%. The Company used the same binomial lattice model to value the Convertible Note as of March 31, 2023. As of March 31, 2023, the fair value calculation uses significant unobservable inputs including: (i) volatility of 60% and (ii) yield of 10.6%. Increases or decreases in the volatility and/or the selected risky yield can result in an increase or decrease in the fair value of the Convertible Note.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$26,200	$—	$26,200
Investments accounted for at fair value	16,340	34	—	16,374
Marketable debt securities	—	59,431	—	59,431
Convertible note	—	—	59,259	59,259
Marketable equity securities	976	31	—	1,007
	$17,316	$85,696	$59,259	$162,271
(1)     Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds, purchased within three months of their maturity date.

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$30,336	$—	$30,336
Investments accounted for at fair value	19,263	66	—	19,329
Marketable debt securities	—	11,125	—	11,125
Marketable equity securities	1,033	34	—	1,067
	$20,296	$41,561	$—	$61,857
(1)     Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds, purchased within three months of their maturity date.

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the Convertible Note classified as Level 3 in the fair value hierarchy.

Beginning balance, February 14, 2023	$59,457
Unrealized loss included in other income (loss)	(198)
Ending balance, March 31, 2023	$59,259
As of March 31, 2023, the difference between the fair value of the Convertible Note and the unpaid principal amount is $0.74 million.
Investments Accounted for at Fair Value
The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. As of December 31, 2022, the Company held a 17.4% ownership interest in its investment in CUR and a 13.5% ownership interest in its investment in Virginia Energy Resources Inc. (“Virginia Energy”). These investments provide the Company with the ability to have significant influence, but not control, over their operations. The Company has elected the fair value option for each of these investments. As of December 31, 2022, the fair value of the Company’s investments in CUR and Virginia Energy were $16.50 million and $2.83 million, respectively.
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy for 0.26 common shares of CUR. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represented an ownership interest of 16.7% in CUR as of closing. As of March 31, 2023, the fair value of the Company’s investment in CUR was $16.37 million, which represented an ownership interest of 16.3%.
During the three months ended March 31, 2023 and 2022, the Company recognized a loss of $2.96 million and $3.42 million, respectively related to these investments in Other income (loss) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

14.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers either through uranium and vanadium sales contracts or Alternate Feed processing and other waste disposal agreements. The Company had satisfied all of its performance obligations as of March 31, 2023.

15.    RELATED PARTY TRANSACTIONS
Robert W. Kirkwood, a member of the Company’s Board of Directors, is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear owns a 19% interest in the Company’s Arkose Mining Venture while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 and entered into by United Nuclear and Uranerz Energy Corporation, a wholly owned, indirectly held subsidiary of the Company.
On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. The Company earned $0.27 million and $0.27 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, $0.27 million and $0.27 million was due from CUR, respectively. Additionally, the Company has accrued $1.50 million and $1.58 million as of March 31, 2023 and December 31, 2022, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR. See Note 11 – Supplemental Financial Information for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Statement Regarding Forward-Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise.

Operations Update and Outlook for 2023
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
The Company is also currently producing an intermediate REE product called mixed RE Carbonate. In 2020, the Company began evaluating the potential to recover REEs at the Mill. By October 2020, the Company had produced a mixed RE Carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, for the recovery of uranium and production of a commercially salable mixed RE Carbonate containing approximately 71% total rare earth oxide (“TREO”). In March 2021, the Company began ramping up commercial-scale production of mixed RE Carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of RE Carbonate to a separation facility in Europe, which is the next step in producing usable REE products. On February 10, 2023, the Company closed on its previously announced mineral rights transfer agreements to acquire 17 mineral sand concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that will feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. See “Rare Earth Element Initiatives,” below for more information.
The Company is also in discussions with other entities around the world to acquire additional supplies of natural monazite sands and has worked with U.S. government agencies and national laboratories on various REE initiatives. The Company is currently modifying and enhancing its existing solvent extraction (“SX”) circuits at the Mill to be able to produce fully separated REE oxides, including NdPr oxide, in addition to uranium, as soon as late-2023 or early-2024. The Company is also evaluating other downstream REE activities, including metal-making and alloying at the Mill or elsewhere in the U.S., and is actively pursuing federal grants to help fund such efforts.
The Company also has a long history of conventional vanadium recovery at the Mill. The Company has several existing mines that contain vanadium resources, and the Mill has produced considerable quantities of vanadium during its operating history. From late 2018 to early 2020, the Company completed a campaign to recover vanadium from solutions in the tailings management system at the Mill (“Pond Return”) from which it recovered over 1.8 million pounds of high-purity V2O5.

Finally, pursuant to a strategic alliance with a technology development company, the Company is evaluating the feasibility of recovering radioisotopes from the Mill’s existing process streams for use in the development of medical isotopes for the potential treatment of cancer. This involves evaluating the potential to recover Th-232, and Ra-226 from the Company’s existing RE Carbonate and uranium process streams at the Mill and the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and Ra-223, which are the leading medically-attractive targeted alpha therapy (“TAT”) isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams for use in treating cancer, thereby recycling back into the market valuable materials that would otherwise not be recoverable.
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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the three months ended March 31, 2023, Mill activities focused primarily on processing monazite sands for the recovery of uranium and production of RE Carbonate. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
The Company continues to pursue additional sources of feed materials for the Mill. For example, a significant opportunity exists for the Company to participate in the clean-up of abandoned uranium mines in the Four Corners Region of the U.S. The U.S. Justice Department and Environmental Protection Agency announced settlements in various forms in excess of $1.5 billion to fund certain cleanup activities on the Navajo Nation. Additional cleanup settlements with other parties are also pending. Our Mill is within economic trucking distance, and is uniquely positioned in this region, to receive uranium-bearing materials from these cleanups and recycle the contained U3O8, while, at the same time, permanently disposing of the cleanup materials outside the boundaries of the Navajo Nation in our licensed tailings management system. There are no other existing facilities in the U.S. capable of providing this service. During 2019 to 2022, the Company received shipments of material generated in the cleanup of a large, historically producing conventional uranium mine located in northwest New Mexico. In addition to generating revenue for the Company, this project demonstrates the ability of the Mill to responsibly cleanup projects similar to those on the Navajo Nation.
The Company’s ISR operations consist of our Nichols Ranch Project, which is on standby at current uranium prices.
While the current spot price of uranium has not supported production for many global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent years to levels that we believe could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. To date, the Company has entered into three long-term contracts with U.S. nuclear utilities with deliveries occurring from 2023 to 2030 at supportive pricing and other terms. In anticipation of potential price recoveries and additional contracts, we continue to maintain and advance our resource portfolio. We stand ready to resume wellfield construction and resume production at our Nichols Ranch Project and mine and process resources from our La Sal Project, Whirlwind Project and/or Pinyon Plain Project. We believe we can bring this new production to market within approximately twelve to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda and/or Sheep Mountain.
Update on Rare Earth Element Initiative
As previously disclosed, in early-2022, the Company began commercial-scale partial separation of lanthanum (“La”) and cerium (“Ce”) on a small scale from our RE Carbonate, resulting in a higher-value carbonate (“Partially Separated RE Carbonate”) using an existing solvent extraction (“SX”) circuit at the Mill, which represents the first commercial level REE separation to occur in the U.S. in many years. The Partially Separated RE Carbonate, which is now our salable product, is an even more advanced RE Carbonate than was produced in 2021, as it contains a higher concentration of valuable neodymium and praseodymium (“NdPr”) (“High Value TREO”).

Rare Earth Element Initiatives
The Company is in advanced discussions with several groups holding natural monazite properties to secure additional supplies of monazite sands by offtake or otherwise, which if successful, would be expected to allow the Company to increase production of RE Carbonate, along with separated REE oxides in the future.
The Company continues to make progress toward full REE oxide separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides. The Company is currently separating La and Ce from its commercial RE Carbonate stream utilizing existing Mill infrastructure to produce an RE Carbonate product with higher concentrations of NdPr and “heavy” (samarium (“Sm”)+) REEs. Energy Fuels is also proceeding with the modification and enhancement of its existing Mill infrastructure (“Phase 1”) to expand its “light” REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by later this year or early 2024, followed by planned further expansions to further increase NdPr production capacity (“Phase 2”) and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams.
In 2022, the Company began construction on its “Phase 1” REE separation facilities, which includes modifications and enhancements to the SX circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 5,000 tonnes TREO, containing roughly 800 to 1,000 tonnes of recoverable separated NdPr oxide per year, or sufficient NdPr for 400,000 to 1 million EVs per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total approximately $25 million. “Phase 1” is expected to be operational later this year or early 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process approximately 15,000 to 30,000 tonnes of monazite per year and expected recovery of approximately 7,500 to 15,000 tonnes of TREO, containing approximately 1,500 to 3,000 tonnes of NdPr oxide per year, or sufficient NdPr for 750,000 to 3.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits. The Company expects to complete “Phase 2” in 2026, subject to licensing, financing, and receipt of sufficient monazite feed.
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
Natural monazite of 3,000 – 10,000 tonnes contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Company is focused on monazite at the current time, as it has superior concentrations of these four (4) critical REEs compared to other REE-bearing minerals. These REE’s are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient electric vehicles (“EV”), along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. Based on this assumption, monazite from the Bahia Project alone is expected to supply enough NdPr oxide to power 150,000 to 1 million EVs per year. The uranium contained in the monazite, which is expected to be comparable in grade to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
The acquisition of the Bahia Project is part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to supply Energy Fuels’ initiative.
Sale of Alta Mesa property to enCore Energy
On February 14, 2023, the Company closed on its previously announced definitive agreement to sell three wholly owned subsidiaries that together hold the Alta Mesa ISR Project to enCore Energy Corp. for total consideration of $120 million. The transaction is expected to help the Company fully finance much of its uranium, REE, vanadium and medical isotope business plans for the next 2 to 3 years without diluting shareholders. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Known Trends or Uncertainties
The Company has had negative net cash outflows and net losses in previous years in part due to depressed uranium and vanadium prices, along with smaller quantities of monazite to process into salable RE Carbonate which hasn't allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) the recently implemented U.S. Uranium Reserve Program, which could result in improved uranium sales prices; and (iii) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
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
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices rose modestly during the Quarter. The uranium spot price began the Quarter at $47.60 per pound on December 31, 2022 and rose 6% to $50.60 per pound by March 31, 2023. During the Quarter, the uranium spot price hit a high of $51.85 per pound during the week of February 24, 2023 and a low of $47.60 per pound at the beginning of the quarter. TradeTech price data indicates that long-term U3O8 prices were flat during the Quarter at $53.00 per pound. On April 28, 2023, TradeTech reported a spot price of $53.75 per pound and a long-term price of $53.00 per pound U3O8.
The following important developments in the uranium and nuclear industries occurred during the Quarter:
–Under South Korea’s 10th Basic Plan for Electricity Supply and Demand, finalized by the Power Policy Council on January 11, 2023, nuclear is expected to provide nearly 34.6% of the nation's electricity generation by 2026, compared to 27.1% in 2021. The Plan also calls for the construction of Units 3 and 4 at the Shin Hanul Nuclear Power Plant to resume (TradeTech, NMR, 1/13/2023).
–Support for nuclear power in Japan continues, where local authorities representing communities surrounding the Ohma Nuclear Power Plant visited the Ministry of Economy, Trade, and Industry to show support for the resumption of construction of the nuclear power plant in Japan's Aomori Prefecture (TradeTech, NMR, 2/10/2023).
–On February 10, 2023, Japan’s Cabinet formally adopted a plan to implement a Green Transformation policy, which will allow for the operation of nuclear power plants beyond their current 60-year limit (TradeTech, NMR, 2/17/2023). During the week of March 3, 2023, the Cabinet approved bills to allow commercial nuclear plants to operate beyond their current 60-year limit (TradeTech, NMR, 3/3/3023).
–U.S. Senators John Barrasso (R-WY), Joe Manchin (D-WV), Jim Risch (R-ID), Martin Heinrich (D-NM), Cynthia Lummis (R-WY), Chris Coons (D-DE), and Roger Marshall (R-KS) introduced bipartisan legislation to ban Russian uranium imports. This is a companion bill to H.R. 1042, which was introduced in February 2023 by U.S. Representatives Cathy McMorris Rodgers (R-WA), and Bob Latta (R-OH) (TradeTech, NMR, 3/10/2023).
–During the week of March 10, 2023, Unit 3 at the Vogtle Nuclear Power Plant in Georgia reached criticality, according to Georgia Power, a subsidiary of Southern Company. Initial criticality is an important step during the startup testing sequence (TradeTech, NMR, 3/10/2023).
–The U.K. government has classified nuclear as “environmentally sustainable” in order to attract investment for the energy sector. This follows the E.U. decision in July 2022 to label nuclear energy as green technologies needed for the energy transition. (TradeTech, NMR, 3/17/2023). The U.K. government announced its “Powering Up Britain” plan, which would increase the share of nuclear generating capacity from 15% to 25% by 2050 (TradeTech, NMR, 3/31/2023).
–The U.S. International Trade Commission has determined in a “sunset review” that termination of the suspended trade investigation on Russian uranium imports “would be likely to lead to continuation or recurrence of material injury within a reasonably foreseeable time.” As a result, on March 23, the ITC said the Russian Suspension Agreement would remain in place (TradeTech, NMR, March 24, 2023).

The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders, and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to transportation issues, trade issues, the life of existing uranium mines, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, and the market activity of state-owned uranium and nuclear companies.
No additional new uranium agreements were entered into by the Company during the Quarter. However, the Company continues to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs, and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company is also continuing to evaluate its ramp-up back into production at certain of its conventional mines in anticipation of its fulfillment obligations, as well as the timing and method for the purchase and disposition of its existing uranium inventories, including selling into the spot market, selling to the U.S. Uranium Reserve Program, or as a part of one or more term contracts.
Rare Earth Element Market Update
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine, and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REE’s is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
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
The Company is currently primarily focused on NdPr and, to a lesser extent, La, Ce, Sm, Dy and Tb. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case for Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature, and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, the Mill has produced an RE Carbonate, substantially all of which has been sold to Neo Performance Materials (“Neo”). The Mill is currently modifying and enhancing its existing SX facilities to result in an SX REE separation circuit at the Mill, which, based on engineering to date, is expected to be capable of producing up to 1,000 tonnes of separated NdPr oxide per year. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. According to data from Asian Metal, NdPr Oxide (Pr6O11 25%; Nd2O3 75%) mid-point prices in China dropped approximately 26% during the Quarter from ¥710 RMB/kg (about $103/kg) to ¥525 RMB/kg (about $76kg). The price for NdPr Oxide as April 28, 2023 was ¥443 RMB/kg (about $64/kg). Ce Oxide (99.9%) mid-point prices in China dropped approximately 13% during the Quarter from ¥7.05 RMB/kg (about $1.02/kg) to ¥6.15 RMB/kg (about $0.90/kg). The price for Ce Oxide as of April 28, 2023 was ¥5.60 RMB/kg (about $0.81/kg). La Oxide (99.9%) mid-point prices in China price dropped approximately 16% during the Quarter from ¥6.95 RMB/kg (about $1.00/kg) to ¥5.85 RMB/kg (about $0.85/kg). The price for La Oxide as of April 28, 2023 was ¥5.35 RMB/kg (about $0.77/kg). Dy Oxide (99.5%) mid-point prices in China dropped approximately 19% during the Quarter from ¥2,490 RMB/kg (about $360/kg) to ¥2,025 RMB/kg (about $295/kg). The price for Dy Oxide as of April 28, 2023 was ¥1,900 RMB/kg (about $275/kg). Tb Oxide (99.99%) mid-point prices in China dropped approximately 29% during the Quarter from ¥14,000 RMB/kg (about $2,022/kg) to ¥9,950 RMB/kg (about $1,449/kg). The price for Tb Oxide as of April 28, 2023 was ¥8,450 RMB/kg (about $1,222/kg).
The REE market is dominated by China, which produces approximately 83% of refined REE products with other Asia Pacific operations providing an additional 15%. According to WoodMackenzie, “Prices for rare earths in the years to come will follow different trajectories based on their involvement with the magnet industry.” WoodMacKenzie forecasts that prices for magnet elements, including neodymium (Nd) and praseodymium (Pr), will remain elevated through 2050, supporting new primary and secondary supply. Prices for elements used as additives or fillers in magnets, namely terbium (Tb) and dysprosium (Dy), will see “short-term price support followed by a steady decline as supply availability improves.” Prices for other non-magnet elements, including cerium (Ce) and lanthanum (La), will remain stable at roughly the cost of production.
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
Vanadium Market Update
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
During the Quarter, the mid-point price of vanadium in Europe rose 7%, beginning the Quarter at $9.44 per pound V2O5 as of December 31, 2022 and ending the Quarter at $10.13 per pound V2O5 as of March 31, 2023. The price of vanadium was at its high of $10.80 per pound V2O5 between February 3, 2023 and February 16, 2023. The price of vanadium was at its low of $9.44 per pound V2O5 between December 30, 2022 and January 12, 2023. As of April 28, 2023, the price of vanadium is $9.75 per pound V2O5.
Early in the Quarter, FastMarkets reported “vanadium pentoxide and vanadium nitrogen prices increased amid stronger downstream demand and more optimism from market participants due to vanadium batteries gaining more attention in the energy storage industry,” along with “spot tightness due to production cuts at several major vanadium producers for maintenance.” China’s vanadium price increases amid tight spot availability, optimistic outlook, January 13, 2023. However, by the end of the Quarter, sentiment was somewhat muted with Fast Markets reporting “vanadium pentoxide prices fell amid weak demand” with “some traders actively destock[ing] amid bearish market sentiment.” However, one Chinese trader indicated that “we have not seen any signs of recovery in downstream sectors, but some market participants believe this may improve in April when some basic infrastructure projects start.” China’s vanadium price drops on weak demand, March 31, 2023.
Operations Update and Outlook
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
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver into these contracts, the Company is undergoing the necessary work to recommence production at one or more of its mines and ISR facilities, starting as soon as 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements, including its recent purchases of U.S. origin uranium on the spot market.
The Company continually seeks new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE projects (in addition to the recent acquisition of the Bahia Project discussed in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including expanding the new U.S. Uranium Reserve Program, supporting efforts to restore domestic nuclear fuel capabilities, and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the three months ended March 31, 2023, the Mill focused on its mixed RE Carbonate production and produced approximately 250 tonnes of high-purity, partially separated mixed RE Carbonate, containing approximately 115 tonnes of TREO. while working to secure additional monazite ore feedstock to increase production. During the three months ended March 31, 2023 the uranium recovered from processing monazite ore was retained in circuit and was not packaged as final U3O8 product. The Mill did not recover any vanadium during the quarter.
During the first half of 2023, the Company expects to process approximately 600 tonnes of monazite delivered late in 2022 from Chemours and recover approximately 150 to 170 tonnes of TREO at the Mill in the form of approximately 315 to 365 tonnes of high-purity, partially separated mixed RE Carbonate (of which approximately 250 tonnes of high-purity, partially separated mixed RE Carbonate were recovered in the first quarter of 2023 containing approximately 115 tonnes of TREO). The Company expects to receive an additional 400 to 700 tonnes of monazite later in 2023, which the Company expects to process for the recovery of uranium and production of separated NdPr and a heavy REE (Sm+) RE Carbonate upon commissioning of the Mill’s Phase 1 REE separation circuit in late 2023 or early 2024 (see “Rare Earth Element Initiatives” above). The Company is also in active discussion with several parties globally to acquire additional quantities of natural monazite ore, which if secured and delivered to the Mill, could result in significant additional quantities of uranium and separated NdPr and heavy REE (Sm+) Re Carbonate production in 2024 and beyond.
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
Conventional Mine Activities
During the three months ended March 31, 2023, the Company performed rehabilitation and development work on its La Sal Complex, Whirlwind and Pinyon Plain projects for future potential production, including engineering, procurement, construction management, increased development activities, significant workforce expansion and needed rehabilitation of surface and underground infrastructure. The Company expects to continue its rehabilitation and development work on these Projects during 2023, as it prepares them for future production. Although the timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the expansion of the U.S. Uranium Reserve Program, the Company is making the investments required to put one or more of these facilities into production as soon as later in 2023.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen and Pandora mines and Sheep Mountain project. Additionally, the Company is evaluating processing options for future production at its Sheep Mountain project and will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All of these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
ISR Extraction and Recovery Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2023 from Nichols Ranch. Until such time when (i) market conditions improve sufficiently, (ii) suitable term sales contracts can be procured, (iii) the U.S. Uranium Reserve Program is expanded or a combination thereof, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company sold its Alta Mesa ISR Project in February 2023. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Inventories
As of March 31, 2023, the Company had approximately 847,000 pounds of finished uranium inventories located at North American conversion facilities. Additionally, the Company has approximately 345,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During the three months ended March 31, 2023, the Company completed the purchase of 120,000 additional pounds of uranium and the sale of 300,000 pounds of uranium to the U.S. Uranium Reserve Program, resulting in the Company holding approximately 847,000 pounds of U3O8 in inventory as of March 31, 2023. The Company expects to deliver 260,000 additional pounds of U3O8 under its existing uranium term contracts in 2023 resulting in expected uranium inventories to total approximately 587,000 pounds of U3O8 at year-end 2023, subject to currently unplanned uranium spot sales and purchases.
The Company sold 79,344 pounds of vanadium during the three months ended March 31, 2023. As of March 31, 2023, the Company holds approximately 906,000 pounds of finished V2O5 in inventory. There remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2023
The Company continually evaluates selling a portion of its inventories on the spot market in response to future upside price volatility, for delivery into additional long-term supply contracts if procured, and/or for future additional sales into the newly established U.S. Uranium Reserve Program. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet sales obligations, and gain exposure to future price increases.
Uranium Sales
The Company entered into four uranium sale and purchase agreements in 2022: three with major U.S. nuclear utilities and one with the U.S. Uranium Reserve Program. Under these contracts, the Company expects to sell 560,000 pounds of U3O8 during 2023 with an expected weighted-average sales price of $58 - $60 per pound, subject to then-prevailing market prices at the time of delivery. In January 2023, the Company completed the sale of 300,000 pounds of its inventories located at the Metropolis Works uranium conversion facility (“ConverDyn”) to the U.S. Uranium Reserve Program, receiving total proceeds of $18.47 million ($61.57 per pound), resulting in a margin of approximately $35.85 per pound of uranium. During the remainder of 2023, the Company expects to sell 260,000 pounds of its U3O8 inventory into its contracts at an expected sales price of approximately $54 to $58 per pound, subject to inflation and spot prices in effect at the time of delivery.
The three utility contracts require deliveries of uranium between 2023 and 2030, with base quantities totaling 3.0 million pounds of uranium over the period, and up to 4.1 million pounds of uranium if all remaining options are exercised. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
To provide the Company with additional flexibility to fulfill its contract obligations and gain direct exposure to potential future uranium price increases, the Company purchased a total of 301,052 pounds of U.S.-origin uranium on the spot market in late 2022 and early 2023 for a weighted-average gross price of approximately $50.08 per pound.
Vanadium Sales
As a result of strengthening vanadium markets, during the three months ended March 31, 2023, the Company sold approximately 79,344 pounds of the Company’s existing inventory of V2O5 at a weighted average price of $10.98 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. As such, the sales during Q1 2023 were at a $0.60 per pound premium to the average spot price for V2O5 during February and March 2023.
Additionally, the Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
The Company commenced its commercial production of a mixed RE Carbonate in March 2021. All RE Carbonate produced at the Mill in 2022 was sold to Neo for separation at Silmet. Until such time as the Company commissions its own separation circuits at the Mill, which is expected to be in late 2023 or early 2024, all or a portion of RE Carbonate production is expected to be sold to Neo for separation at Silmet and/or, potentially, to other REE separation facilities outside of the U.S. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
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

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2023 and 2022 (in thousands of U.S. dollars):

	Three Months Ended March 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$18,470	$—	$18,470	*
Vanadium concentrates	871	2,412	(1,541)	(64)%
Alternate Feed Materials, processing and other	272	525	(253)	(48)%
Total revenues	19,613	2,937	16,676	*

Costs applicable to revenues
Costs applicable to uranium concentrates	7,715	—	7,715	*
Costs applicable to vanadium concentrates	551	1,229	(678)	(55)%
Underutilized capacity production costs applicable to RE Carbonate	—	1,663	(1,663)	*
Total costs applicable to revenues	8,266	2,892	5,374	186%

Other operating costs and expenses
Exploration, development and processing	3,096	1,173	1,923	164%
Standby	2,287	3,475	(1,188)	(34)%
Accretion of asset retirement obligations	346	394	(48)	(12)%
Total other operating costs	5,729	5,042	687	14%

Selling, general and administration
Selling, general and administration (excluding share-based compensation)	4,837	4,354	483	11%
Share-based compensation	1,186	862	324	38%
Total selling, general and administration	6,023	5,216	807	15%

Total operating loss	(405)	(10,213)	9,808	*

Other income (loss)
Gain on sale of assets	116,450	—	116,450	*
Other loss	(1,781)	(4,517)	2,736	(61)%
Total other income (loss)	114,669	(4,517)	119,186	*

Net income (loss)	$114,264	$(14,730)	$128,994	*

Basic and diluted net income (loss) per common share	$0.72	$(0.09)	$0.81	*
*Not meaningful.

The following tables set forth selected operating data and financial metrics for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes Sold
Uranium concentrates (lbs.)	300,000	—	300,000	*
Vanadium concentrates (lbs.)	79,344	229,349	(150,005)	(65)%
*Not meaningful.

	Three Months Ended March 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Realized Sales Price
Uranium concentrates ($/lbs.)	$61.57	$—	$61.57	*
Vanadium concentrates ($/lbs.)	$10.98	$10.51	$0.47	4%

Costs and expenses applicable to revenues
Uranium concentrates ($/lbs.)	$25.72	$—	$25.72	*
Vanadium concentrates ($/lbs.)	$6.94	$5.36	$1.58	29%
*Not meaningful.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023, we recognized net income of $114.26 million or $0.72 per share compared to a net loss of $14.73 million or $0.09 per share for the three months ended March 31, 2022. The change between periods was primarily due to (i) a gain of $116.45 million recognized on the sale of the Company’s Alta Mesa ISR Project in February 2023, (ii) sales of uranium concentrates for $18.47 million, (iii) a $1.66 million decrease in underutilized production costs applicable to RE Carbonate, partially offset by (i) costs applicable to uranium concentrates of $7.72 million, (ii) a decrease in sales of vanadium concentrates of $1.54 million and (iii) increased selling, general and administrative expenses, including non-cash share-based compensation, of $0.81 million due to increased headcount associated with ramping up operating activities.
Operating loss decreased to $0.41 million for the three months ended March 31, 2023 from $10.21 million for the three months ended March 31, 2022, primarily due to sales of uranium concentrates during the three months ended March 31, 2023. There were no such sales during the three months ended March 31, 2022.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $18.47 million for the three months ended March 31, 2023 due to the completed sale of 300,000 pounds of our inventories to the U.S. Uranium Reserve Program at a realized sales price of $61.57 per pound of uranium. There were no revenues from uranium concentrates for the three months ended March 31, 2022.
Vanadium concentrates
Revenues from vanadium concentrates decreased to $0.87 million for the three months ended March 31, 2023 from $2.41 million for the three months ended March 31, 2022, a decrease of 64% primarily due lower volumes sold and realized price between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $1.58 million decrease in vanadium revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.03 million decrease in vanadium revenue between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased to $0.27 million for the three months ended March 31, 2023 from $0.53 million for the three months ended March 31, 2022, a decrease of $0.25 million or 48%, primarily due to lower Alternate Feed Materials received and processed between periods.

Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $7.72 million for the three months ended March 31, 2023 due to the completed sale of 300,000 pounds of our finished uranium concentrate at a weighted average cost of $25.72 per pound to the U.S. Uranium Reserve Program in January 2023. There were no costs applicable to uranium concentrates for the three months ended March 31, 2022.
Costs applicable to vanadium concentrates
Costs and expenses applicable to vanadium concentrates decreased to $0.55 million for the three months ended March 31, 2023 from $1.23 million for the three months ended March 31, 2022, a decrease of $0.68 million or 55%, primarily due to a decrease of approximately 150,005 pounds of V2O5, partially offset by a $1.58 increase in cost per pound sold between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $1.66 million for the three months ended March 31, 2022. The underutilized capacity production costs were due to low throughput rates as the Mill ramps-up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the three months ended March 31, 2023.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs increased to $3.10 million for the three months ended March 31, 2023 from $1.17 million for the three months ended March 31, 2022, an increase of $1.92 million or 164%. Exploration, development and processing costs were primarily related to expenses for our Bahia Project and Whirlwind Project as well as continued progression of the RE Carbonate production program at the Mill.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a final or bankable feasibility study for any of the Company’s projects as of the year ended 2022, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill in standby status is operating at minimal levels of production or packaging.
Standby costs decreased to $2.29 million for the three months ended March 31, 2023 from $3.48 million for the three months ended March 31, 2022, a decrease of $1.19 million or 34%, primarily due to the Alta Mesa Divestiture on February 14, 2023 as well as lower costs incurred at Colorado Plateau and the Mill between periods.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $4.84 million for the three months ended March 31, 2023 from $4.35 million for the three months ended March 31, 2022, an increase of $0.48 million or 11%, primarily due to increased salaries and benefits in connection with additional headcount incurred associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our Uranium and REE operations. Our headcount increased to 134 full-time employees as of March 31, 2023 from 103 full-time employees as of March 31, 2022.
Share-based compensation
Share-based compensation increased to $1.19 million for the three months ended March 31, 2023 from $0.86 million for the three months ended March 31, 2022, an increase of $0.32 million or 38%, primarily due to Board approved annual 2023 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2022 and additional headcount.

Other Income (Loss)
Gain on sale of assets
For the three months ended March 31, 2023, we recognized a gain on sale of assets of $116.45 million related to the sale of Energy Fuels’ Alta Mesa ISR Project to enCore for total consideration of $120 million. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Other loss
Other loss decreased to $1.78 million, net for the three months ended March 31, 2023 from $4.52 million, net for the three months ended March 31, 2022, a decrease of $2.74 million or 61%, primarily due to an unrealized loss on foreign exchange of $1.24 million during the three months ended March 31, 2022 compared to an unrealized gain on foreign exchange of $0.03 million during the three months ended March 31, 2023, increased interest income of $1.02 million, decreased losses of $0.67 million on mark-to-market investments and marketable securities accounted for at fair value between periods, partially offset by unrealized loss on the convertible note of $0.20 million during the three months ended March 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, our S-X project, Pinyon Plain operational readiness and TAT radioisotope initiative as well as business and property acquisitions.
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances, and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares in appropriate circumstances. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
Shares Issued for Cash
The Company has an ATM program in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 and one or more prospectus supplements. The Company’s current U.S. shelf registration statement was declared effective on March 18, 2021 and permits the Company to sell any combination of Securities (as defined therein) in one or more offerings having an aggregate offering price of up to $300.00 million. Most recently, on January 3, 2022, we filed a prospectus supplement with the SEC to our U.S. shelf registration statement, qualifying for distribution up to $50.00 million in additional common shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. No Common Shares were issued under its ATM offering during the three months ended March 31, 2023. See Note 7 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of March 31, 2023, the Company had working capital of $143.61 million, including $43.83 million in cash and cash equivalents, $60.44 million of marketable securities, approximately 847,000 pounds of uranium finished goods inventory and approximately 906,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.

Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,579)	$(10,548)
Net cash used in investing activities	(19,002)	(398)
Net cash provided by (used in) financing activities	(846)	3,590
Effect of exchange rate fluctuations on cash held in foreign currencies	22	19
Plus: release of restricted cash related to sale of assets	3,475	—
Net change in cash, cash equivalents and restricted cash	(18,930)	(7,337)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
Cash, cash equivalents and restricted cash, end of period	$61,339	$125,485

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net cash used in operating activities
Net cash used in operating activities decreased by $7.97 million to $2.58 million for the three months ended March 31, 2023 from $10.55 million for the three months ended March 31, 2022 primarily due to sales of uranium concentrates of $18.47 million less costs applicable to uranium concentrates of $7.72 million, partially offset by lower sales and costs of vanadium concentrates and increased selling, general and administrative expenses and exploration, development permitting and land holding expenses between periods.
Net cash used in investing activities
Net cash used in investing activities increased by $18.60 million to $19.00 million for the three months ended March 31, 2023 from $0.40 million for the three months ended March 31, 2022 primarily due to purchases of marketable securities of $47.92 million, the acquisition of the Bahia Project for $21.60 million, partially offset by $53.76 million in proceeds from the sale of the Alta Mesa ISR Project. Additionally, additions to property, plant and equipment and mineral properties increased by $2.82 million between periods. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $0.85 million for the three months ended March 31, 2023 compared to net cash provided by financing activities of $3.59 million for the three months ended March 31, 2023. The change in net cash provided by (used in) activities is primarily due to proceeds of $4.16 million for the issuance of common shares for cash, net under our ATM Program during the three months ended March 31, 2023. See Note 7 – Capital Stock for more information.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2022. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.
Off Balance Sheet Arrangements
See Note 12 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium and REEs recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, RE Carbonate or REE oxides at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, marketable securities, and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is currently earned in U.S. dollars. See Note 3 – Marketable for more information.
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in Canadian dollars and Brazilian Real, resulting in a low currency risk relative to our cash balances.
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of March 31, 2023 (in thousands):

Cash and cash equivalents	$679
Trade and other receivables	1,119
Accounts payable and accrued liabilities	(1)
Total	$1,797

The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2023 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Other Comprehensive Income (Loss)
Strengthening net earnings	+1% change in U.S. dollar / Cdn$ or R$	$23

Weakening net earnings	-1% change in U.S. dollar / Cdn$ or R$	$(23)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of March 31, 2023, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables, convertible note and marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2022, or in this Form 10-Q for the three months ended March 31, 2023.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (5)
4.3	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (7)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 31, 2023 (8)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 31, 2023 (9)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated March 31, 2023 (13)
10.8	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated March 31, 2023 (14)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(9)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(14)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: May 5, 2023	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 5, 2023	By:	/s/ Tom L. Brock
Tom L. Brock
Chief Financial Officer