Form 10-K/A
period 2022-12-31
ENERGY FUELS INC
filed 2023-06-01
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐1

_____________________________

1Checkboxes are blank pending adoption of the underlying rules.

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

The number of common shares of the Registrant outstanding as of March 3, 2023 was 157,710,750.

Auditor Name: KPMG LLP	Auditor Location: Denver, CO	Firm ID: 185

EXPLANATORY NOTE

Energy Fuels Inc. (the “Company” or “Energy Fuels”) is filing this Amendment No. 2 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 8, 2023 (the “Form 10-K”), to provide financial statements for Consolidated Uranium Inc. (“Consolidated Uranium”), pursuant to Rule 3-09 of Regulation S-X, for the years ended December 31, 2022 and 2021. Consolidated Uranium was significant under Rule 3-09 for the year ended December 31, 2022, but not for the year ended December 31, 2021. As a result, under Rule 3-09, we have included in this Amendment audited consolidated financial statements for the years ended December 31, 2022 and 2021. In accordance with Rule 3-09(b), the financial statements of Consolidated Uranium are being filed as an amendment to the Form 10-K as Exhibit 99.2 included in Part IV, Item 15 of this filing.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the United States Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as at December 31, 2022 and 2021
Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements

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

Exhibit Index

Exhibit No.	Document Description

3.1†	Articles of Continuance dated September 2, 2005 (1)

3.2†	Articles of Amendment dated May 26, 2006 (2)

3.3†	By-laws (3)

4.1†	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2†	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1†	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, as amended and restated as of June 2011 (5)

10.2†	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (6)

10.3†	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (7)

10.4†	Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 18, 2021 (8)

10.5†	Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 18, 2021 (9)

10.6†	Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated October 6, 2017 (10)

10.7†	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)

10.8†	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)

10.9†	Employment Agreement by and between Energy Fuels Inc. and John Uhrie dated June 24, 2022, effective as of August 1, 2022 (13)

10.10†	Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated July 11, 2022 (14)

10.11†	Material Rights Purchase Agreement between G4 Esmeralda Ltda. and Energy Fuels Inc. dated May 19, 2022 (15)

10.12†	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (16)

10.13†	Membership Interest Purchase Agreement by and among EFR White Canyon Corp., enCore Energy Corp. and enCore Energy US Corp., dated November 13, 2022 (17)

21.1†	An organizational chart showing Energy Fuels Inc.'s direct and indirect subsidiaries

23.1†	Consent of KPMG LLP

23.2†	Consent of Grant A. Malensek

23.3†	Consent of Jeremy Scott Collyard

23.4†	Consent of Phillip E. Brown

23.5†	Consent of David M. Robson

23.6†	Consent of Mark B. Mathisen

23.7†	Consent of Douglas L. Beahm

23.8†	Consent of Daniel Kapostasy

23.9†	Consent of Terence McNulty

23.10†	Consent of Jeffrey Woods

23.11†	Consent of R. Dennis Bergen

23.12†	Consent of Lee (Pat) Gochnour

23.13†	Consent of Travis Boam

23.14**	Consent of Smythe LLP

23.15*	Consent of McGovern Hurley

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1†	Mine Safety Disclosure

96.1†	"Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA," dated January 30, 2023 with an effective date of December 31, 2021 (18)

96.2†	"Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA," dated February 23, 2023 with an effective date of December 31, 2022 (19)

96.3†	"Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA," dated February 22, 2022 (20)

96.4†	"Technical Report on the Bullfrog Project, Garfield County, Utah, USA," dated February 22, 2022 (21)

96.5†	"Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA," dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (22)

96.6†	"Technical Report on the La Sal Project, San Juan County, Utah, USA," dated February 22, 2022 (23)

96.7†	"Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA," dated December 31, 2021 (24)

99.1**	Unaudited Consolidated Financial Statements of Virginia Energy Resources Inc. as at December 31, 2022 and for the year ended December 31, 2022 and the Audited Consolidated Financial Statements of Virginia Energy Resources Inc. as at December 31, 2021 and for the years ended December 31, 2021 and 2020

99.2*	Audited Consolidated Financial Statements of Consolidated Uranium Inc. for the years ended December 31, 2022 and 2021

104*	The cover page from Energy Fuel's Inc.'s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL

†101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Previously filed or furnished, as applicable, with the Form 10-K on March 8, 2023.

** Previously filed or furnished, as applicable, with the Form 10-K on March 30, 2023.

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
Date: May 31, 2023