Form 10-Q
period 2023-06-30
ENERGY FUELS INC
filed 2023-08-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 1, 2023, the registrant had 158,248,796 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods; planned exploration, if warranted; development of our properties; plans related to our business, including our rare earth element (“REE”) initiatives, including our recent acquisition of the South Bahia property in Brazil (the “Bahia Project”) and our planned development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics; any plans we may have to evaluate the ramp-up of production at any of our uranium and/or uranium/vanadium properties; and the expected costs of production of any properties that may be ramped up. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; risks associated with the restart of any of our uranium and uranium/vanadium mines; risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), our steps to enhance and modify our existing facilities at the Mill to allow for the commercial separation of REEs, and risks associated with the exploration and development of our recently acquired South Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
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
•risks associated with the depletion of existing Mineral Resources through mining or extraction without replacement with comparable Mineral Resources;
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
•failure to complete and integrate proposed acquisitions, or incorrect assessment of the value of completed acquisitions, including our newly acquired mineral concessions at the Bahia Project;
•risks associated with a Brazilian federal or state government enacting a conservation unit or environmental protection area or implementing a management plan in connection with an existing or future such unit or area that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project;
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
•risks related to conducting business operations in foreign countries including heightened risks of expropriation of assets, business interruption, increased taxation, import/export controls, or unilateral modification of concessions and contracts;
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
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our proposed RE Carbonate production or any other REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no conservation units or environmental protection areas or management plans that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section heading: Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.
Market, Industry and Other Data
This Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data and similar sources.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Uranium concentrates	$4,335	$—	$22,805	$—
Vanadium concentrates	—	5,295	871	7,707
RE Carbonate	2,271	449	2,271	449
Alternate Feed Materials, processing and other	257	723	529	1,248
Total revenues	6,863	6,467	26,476	9,404
Costs applicable to revenues
Costs applicable to uranium concentrates	2,337	—	10,052	—
Costs applicable to vanadium concentrates	—	2,102	551	3,331
Costs applicable to RE Carbonate	2,030	222	2,030	222
Underutilized capacity production costs applicable to RE Carbonate	—	1,095	—	2,758
Total costs applicable to revenues	4,367	3,419	12,633	6,311
Other operating costs and expenses
Exploration, development and processing	3,820	1,219	6,916	2,392
Standby	1,607	3,323	3,894	6,798
Accretion of asset retirement obligations	274	510	620	904
Selling, general and administration	7,458	4,703	13,481	9,919
Total operating loss	(10,663)	(6,707)	(11,068)	(16,920)

Other income (loss)
Gain on sale of assets (Note 5)	2,807	—	119,257	—
Other income (loss) (Note 11)	2,971	(11,352)	1,190	(15,869)
Total other income (loss)	5,778	(11,352)	120,447	(15,869)

Net income (loss)	(4,885)	(18,059)	109,379	(32,789)

Basic and dilutive net income (loss) per common share (Note 8)	$(0.03)	$(0.11)	$0.69	$(0.21)

Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	—	(3,488)	—	(1,722)
Other comprehensive loss	—	(3,488)	—	(1,722)
Comprehensive income (loss)	$(4,885)	$(21,547)	$109,379	$(34,511)

Net income (loss) attributable to:
Owners of the Company	$(4,861)	$(18,054)	$109,404	$(32,783)
Non-controlling interests	(24)	(5)	(25)	(6)
	$(4,885)	$(18,059)	$109,379	$(32,789)
Comprehensive income (loss) attributable to:
Owners of the Company	$(4,861)	$(21,542)	$109,404	$(34,505)
Non-controlling interests	(24)	(5)	(25)	(6)
	$(4,885)	$(21,547)	$109,379	$(34,511)
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$35,592	$62,820
Marketable securities (Notes 3 and 13)	64,120	12,192
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of June 30, 2023 and December 31, 2022, respectively	2,930	519
Inventories (Note 4)	32,978	38,155
Prepaid expenses and other current assets	4,312	9,529
Property, plant and equipment and other assets held for sale, net (Note 5)	—	12,375
Total current assets	139,932	135,590
Other long-term receivables	1,532	1,537
Inventories (Note 4)	2,127	2,465
Operating lease right of use asset	1,304	1,376
Investments accounted for at fair value (Note 13)	17,373	19,329
Property, plant and equipment, net (Note 5)	17,427	12,662
Mineral properties (Note 5)	115,715	83,539
Convertible note (Notes 3 and 13)	59,206	—
Restricted cash (Note 6)	17,459	17,449
Total assets	$372,075	$273,947

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$5,449	$6,929
Operating lease liability	120	59
Deposits for assets held for sale	—	6,000
Asset retirement obligation and other liabilities held for sale (Note 6)	—	5,636
Total current liabilities	5,569	18,624
Operating lease liability	1,224	1,319
Asset retirement obligations (Note 6)	10,136	9,595
Total liabilities	16,929	29,538
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 158,238,796 and 157,682,531 as of June 30, 2023 and December 31, 2022, respectively	699,851	698,493
Accumulated deficit	(346,716)	(456,120)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	351,189	240,427
Non-controlling interests	3,957	3,982
Total equity	355,146	244,409
Total liabilities and equity	$372,075	$273,947

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013
Net loss	—	—	(4,861)	—	(4,861)	(24)	(4,885)
Share-based compensation	—	1,554	—	—	1,554	—	1,554
Shares issued for exercise of stock options	45,126	312	—	—	312	—	312
Shares issued for exercise of stock appreciation rights	164,258	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(848)	—	—	(848)	—	(848)
Balance as of June 30, 2023	158,238,796	$699,851	$(346,716)	$(1,946)	$351,189	$3,957	$355,146

Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive income	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance as of March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083
Net loss	—	—	(18,054)	—	(18,054)	(5)	(18,059)
Other comprehensive loss	—	—	—	(3,488)	(3,488)	—	(3,488)
Shares issued for cash by at-the-market offering	356,028	3,808	—	—	3,808	—	3,808
Share issuance cost	—	(86)	—	—	(86)	—	(86)
Share-based compensation	—	1,147	—	—	1,147	—	1,147
Shares issued for exercise of stock options	24,326	67	—	—	67	—	67
Shares issued for consulting services	5,183	55	—	—	55	—	55
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Balance as of June 30, 2022	157,569,420	$695,404	$(429,054)	$221	$266,571	$3,945	$270,516
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss) for the period	$109,379	$(32,789)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	1,319	1,679
Share-based compensation	2,740	2,009
Accretion of asset retirement obligations	620	904
Revision and settlement of asset retirement obligation	—	(445)
Unrealized foreign exchange (gain) loss	(325)	(1,340)
Unrealized loss on investments accounted for at fair value	2,189	16,837
Gain on sale of assets	(119,257)	—
Other, net	76	87
Changes in current assets and liabilities:
Marketable securities	(335)	172
Inventories	5,515	1,784
Trade and other receivables	(2,373)	(675)
Prepaid expenses and other current assets	(1,348)	(6,594)
Accounts payable and accrued liabilities	(2,269)	(2,987)
Net cash used in operating activities	(4,069)	(21,358)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,467)	(705)
Additions to mineral properties	(3,055)	—
Acquisition of mineral properties	(22,374)	—
Purchases of marketable securities	(67,775)	(11,435)
Maturities of marketable securities	16,405	—
Proceeds from sale of assets	56,859	—
Net cash used in investing activities	(25,407)	(12,140)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	—	7,886
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(918)	(884)
Cash received from exercise of stock options	384	395
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(848)	(11)
Net cash provided by (used in) financing activities	(1,382)	7,386
Effect of exchange rate fluctuations on cash held in foreign currencies	50	(21)
Plus: release of restricted cash related to sale of assets	3,590	—
Net change in cash, cash equivalents and restricted cash	(27,218)	(26,133)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$53,051	$106,689

	Six Months Ended
	June 30,
	2023	2022
Non-cash investing and financing transactions:
Issuance of common shares for consulting services	$—	$106
Acquisition of convertible note	$59,259	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$17
Increase (decrease) in accounts payable and accrued liabilities for property, plant and equipment and mineral properties	$734	$(182)

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
With its uranium, vanadium, REE and potentially radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. The REEs produced are used to manufacture permanent magnets for electric vehicles, wind turbines and other clean energy and modern technologies. The Company’s uranium and REE production and recycling helps Energy Fuels play a part in addressing global climate change and reducing air pollution. Additionally, the radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.

The Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction of at least one material property.
Mining Activities
Mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming. The ISR project is the Nichols Ranch Project (which includes Jane Dough and Hank Satellite deposits) located in Wyoming.
As of June 30, 2023, the Company is performing rehabilitation and development work on its La Sal, Whirlwind and Pinyon Plain projects. Other conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and recycling activities, such as the Mill's alternate feed program, for processing, continues to expand its REE initiatives, and continues to develop its cancer therapeutics initiatives.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023, as amended on March 30 and June 1, 2023.
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
3.    MARKETABLE SECURITIES
The Company elected the fair value option for its marketable debt securities and convertible note for which changes in fair value and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of June 30, 2023 and December 31, 2022 are due in one to two years. The convertible note was received as partial consideration for the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company elected the fair value option for the secured convertible note, as it has the option of converting the principal due into fully paid and non-assessable common shares of enCore Energy Corp. (“enCore”). Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories as of June 30, 2023:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$63,019	$—	$212	$63,231
Convertible note(2)	59,457	(251)	—	59,206
Marketable equity securities	2,876	(1,987)	—	889
Total marketable securities	$125,352	$(2,238)	$212	$123,326
(1)     Marketable debt securities are comprised primarily of U.S. government agency bonds.
(2)     The Convertible note was received as partial consideration in the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties) and is valued using a binomial lattice model using Level 3 inputs. See Note 5 – Property, Plant and Equipment and Mineral Properties and Note 13 – Fair Value Accounting for more information.
The following table summarizes our marketable securities by significant investment categories as of December 31, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$(310)	$—	$11,125
Marketable equity securities	2,876	(1,809)	—	1,067
Total marketable securities	$14,311	$(2,119)	$—	$12,192
(1)     Marketable debt securities are comprised primarily of U.S. government agency bonds.

4.    INVENTORIES
Inventories consisted of the following items:

	June 30, 2023	December 31, 2022
Concentrates and work-in-progress	$32,978	$35,476
Inventory of ore in stockpiles	256	940
Consumables	1,871	4,204
Total inventories	$35,105	$40,620

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment, net:

	June 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(21,238)	$7,972	$29,210	$(20,221)	$8,989
Pinyon Plain	2,437	(784)	1,653	1,617	(714)	903
Equipment and other	20,273	(12,471)	7,802	15,009	(12,239)	2,770
Property, plant and equipment total	$51,920	$(34,493)	$17,427	$45,836	$(33,174)	$12,662

As of December 31, 2022, the net book value of the property, plant and equipment attributable to Alta Mesa was $8.21 million, which was included in Property, plant and equipment and other assets held for sale, net on the Condensed Consolidated Balance Sheets.
The Company recognized depreciation expense of $0.66 million and $0.87 million for the three months ended June 30, 2023 and 2022, respectively, and $1.32 million and $1.68 million for the six months ended June 30, 2023, and 2022, respectively. Depreciation expense is included in Exploration, development and process and Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended June 30, 2023 and 2022, the Company capitalized $0.08 million and $0.05 million, respectively, of depreciation expense related to the Mill and Pinyon Plain that was included in the capitalized costs to inventory and mineral properties on the Condensed Consolidated Balance Sheet. For the six months ended June 30, 2023 and 2022, the Company capitalized $0.16 million and $0.05 million, respectively, of depreciation expense related to the Mill and mineral properties that was included in the capitalized costs to inventory and mineral properties on the Condensed Consolidated Balance Sheet.
The following is a summary of mineral properties:

	June 30, 2023	December 31, 2022
Mineral properties
Sheep Mountain	$34,183	$34,183
Bahia Project	29,130	—
Uranerz ISR properties	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	3,046	—
Other	1,287	1,287
Mineral properties total	$115,715	$83,539

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
The total purchase price under the purchase agreements was $27.50 million, which consisted of deposit payments of $5.90 million due upon reaching certain stipulated milestones and the remaining $21.60 million due at closing. Upon final payment on February 10, 2023, the transfer and assignment of the mineral rights was completed (the “Bahia Closing”). Additionally, the Company incurred direct deal costs related to such asset acquisition of $1.63 million. The purchase deposit payments and direct transaction costs were capitalized as Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2022 and reclassified to Mineral properties upon closing within the Condensed Consolidated Balance Sheets. The Bahia Closing followed the Brazilian Government’s approval of the transfers to Energy Fuels’ wholly owned Brazilian subsidiary Energy Fuels Brazil Ltda.
Alta Mesa Transaction
On February 14, 2023, the Company closed on its sale to enCore of three wholly-owned subsidiaries that together held Energy Fuels' Alta Mesa ISR Project for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:
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
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which is calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa ISR project assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 13 – Fair Value Accounting for more information on the fair value of the Convertible Note.
In addition, after the closing of the transaction, enCore was required to replace the $3.59 million of reclamation bonds that existed for the Alta Mesa project, which the Company received during the six months ended June 30, 2023. The Company reclassified $3.59 million cash as a release of collateral from those bonds from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Condensed Consolidated Balance Sheets.
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.5 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of June 30, 2023, the Company has not purchased, leased and/or licensed a PFN tool.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	June 30, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$9,595	$13,687
Revision of estimate	—	(238)
Accretion of liabilities	620	1,556
Held for sale(1)	—	(5,410)
Disposal of Alta Mesa asset retirement obligations (1)	(79)	—
Asset retirement obligations, end of period	$10,136	$9,595
(1)Asset retirement obligations held for sale as of December 31, 2022 are related to Alta Mesa and are included as asset retirement obligation and other liabilities held for sale on the Condensed Consolidated Balance Sheets. Disposal of Alta Mesa asset retirement obligations are related to the accretion expense on Alta Mesa through the closing date and is included within Gain on sale of assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
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
The following table summarizes the Company’s restricted cash:

	June 30, 2023	December 31, 2022
Restricted cash, beginning of period	$17,449	$20,305
Additional collateral posted, net	10	734
Held for sale(1)	—	(3,590)
Restricted cash, end of period	$17,459	$17,449
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
Issued Capital Stock
During the three and six months ended June 30, 2022, the Company issued 0.36 million and 0.77 million Common Shares, respectively, under its At-the-Market (the “ATM”) program offering for net proceeds of $3.72 million and $7.89 million, respectively, after share issuance costs. No Common Shares were issued under the ATM program during the three and six months ended June 30, 2023.

8.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted income (loss) per Common Share
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to owners of the Company	$(4,861)	$(18,054)	$109,404	$(32,783)

Basic weighted average common shares outstanding	158,137,420	157,491,807	158,034,370	157,044,331
Dilutive impact of stock options and restricted stock units	—	—	1,156,936	—
Diluted weighted average common shares outstanding	158,137,420	157,491,807	159,191,306	157,044,331

Basic net income (loss) per common share	$(0.03)	$(0.11)	$0.69	$(0.21)
Diluted net income (loss) per common share	$(0.03)	$(0.11)	$0.69	$(0.21)
For the three months ended June 30, 2023 and 2022, a weighted average of 1.50 million and 1.55 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net loss per common share, as their effect would have been anti-dilutive. For the six months ended June 30, 2023 and 2022, with a weighted average of 0.31 million and 1.52 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income (loss) per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 2.30 million and 2.45 million, respectively, for the three months ended June 30, 2023 and 2022, as well as 2.31 million and 2.31 million, respectively, for the six months ended June 30, 2023 and 2022, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

9.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. As of June 30, 2023, a total of 15,823,880 Common Shares were authorized for future equity incentive plan awards.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs(1)	$1,162	$488	$1,806	$972
SARs	304	550	740	896
Stock options	88	109	194	141
Total share-based compensation expense(2)	$1,554	$1,147	$2,740	$2,009
(1)The fair value of the RSUs granted under the Compensation Plan for the three and six months ended June 30, 2023 and 2022 was estimated at the date of grant, using the stated market price on the NYSE American.
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
A summary of the Company’s non-vested RSUs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	(7,019)	6.18
Non-vested, June 30, 2023	741,755	$6.64

The total intrinsic value and fair value of RSUs that vested and were settled for equity was $3.38 million for the six months ended June 30, 2023.
Stock Appreciation Rights
The Company may grant SARs to directors, executives and eligible employees.
On January 26, 2023, the Company’s Board of Directors issued SARs under the Compensation Plan, which are intended to provide additional long-term equity incentives for the Company’s senior management.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $7.36 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant, the date first exercisable being January 24, 2024.
The fair value of the SARs granted during the six months ended June 30, 2023 was estimated at the date of grant using a Monte Carlo simulation with the following weighted average assumptions:

Risk-free interest rate	3.58%
Expected life(1)	5.0 years
Expected volatility(2)	55.00%
Expected dividend yield	—%
Weighted average grant date fair value	$3.45
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	(536,094)	2.92
Forfeited	(10,826)	4.74
Expired	—	—
Outstanding, June 30, 2023	2,214,181	$4.80	2.19	$3,710
Exercisable, June 30, 2023	556,049	$2.92	0.56	$1,846

A summary of the Company’s non-vested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(10,826)	3.25
Non-vested, June 30, 2023	1,658,132	$2.92

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
The fair value of the stock options granted under the Compensation Plan for the six months ended June 30, 2023 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.90%
Expected life	3.25 years
Expected volatility(1)	74.21%
Expected dividend yield	—%
Weighted average grant date fair value	$3.92
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of the Company’s stock option activity is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 7.36	139,211	7.12
Exercised	1.70 - 4.79	(106,757)	3.75
Forfeited	3.89 - 7.36	(29,747)	6.79
Expired	3.89 - 6.47	(7,506)	5.57
Outstanding, June 30, 2023	$1.76 - $8.41	762,879	$3.74	2.03	$2,038
Exercisable, June 30, 2023	$1.76 - $8.41	591,144	$2.82	1.36	$2,031
A summary of the Company’s non-vested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	140,586	$4.12
Granted	139,211	3.64
Vested	(78,316)	3.73
Forfeited	(29,747)	3.83
Non-vested, June 30, 2023	171,734	$3.96
As of June 30, 2023, there were $0.39 million, $2.34 million, and $0.69 million of unrecognized compensation costs related to the unvested stock options, RSUs and SARs, respectively. This expense is expected to be recognized over a weighted average period of 1.44 years, 2.25 years and 0.78 years respectively.

10.    INCOME TAXES
As of June 30, 2023, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment. The Company will recognize the tax gain on the Alta Mesa Transaction under the installment method of accounting. This method will result in a deferral of a portion of the tax gain until the year in which the remaining proceeds are received.
For the three months ended June 30, 2023, the Company did not record income tax benefit on loss before tax of $4.89 million. For the six months ended June 30, 2023, the Company did not record income tax on income before taxes of $109.38 million. As of June 30, 2023, the Company estimates that approximately $8.37 million of Net Operating Loss carryforwards will be utilized during the 2023 tax year. For the three and six months ended June 30, 2022, the Company did not record an income tax benefit on a loss before taxes of $18.06 million and $32.79 million, respectively. The effective tax rate was 0% for each of the three and six months ended June 30, 2023 and 2022, which was a result of the full valuation allowance on net deferred tax assets.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss) on investments accounted for at fair value	$770	$(13,419)	$(2,189)	$(16,837)
Unrealized gain (loss) on marketable securities	10	(282)	335	(171)
Realized gain on maturities of marketable securities	214	—	214	—
Unrealized loss on convertible note	(53)	—	(251)	—
Foreign exchange gain	293	2,345	319	1,132
Interest income, net and other	1,737	4	2,762	7
Other income (loss)	$2,971	$(11,352)	$1,190	$(15,869)
The components of trade and other receivables are as follows:

	June 30, 2023	December 31, 2022
Trade receivables	$2,406	$92
Notes receivable, net	343	343
Other	181	84
Total receivables	$2,930	$519
The components of accounts payable and accrued liabilities are as follows:

	June 30, 2023	December 31, 2022
Accounts payable	$1,585	$3,224
Payroll liabilities	2,121	2,929
Accrued capital expenditures	755	22
Accrued property taxes	392	240
Accrued operating expenses	430	409
Other accrued liabilities	166	105
Accounts payable and accrued liabilities	$5,449	$6,929

12.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the Utah Division of Air Quality’s (“UDAQ”) decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the Utah Division of Radiation Control’s (“DRC”) Radioactive Materials License Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or license amendment, as applicable. At this time, the Company does not believe any such modifications or replacements would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Air Quality Approval Order, Corrective Action Plan and/or license amendment have not yet been determined and could be significant.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2022, renewal costs for the remainder of 2023 are expected to total approximately $1.13 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2023, the Company has $17.46 million posted as collateral against an undiscounted asset retirement obligation of $33.00 million. As of December 31, 2022, the Company has $21.04 million posted as collateral against an undiscounted asset retirement obligation of $42.91 million.
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
The Company’s financial instruments include cash, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
As of June 30, 2023 and December 31, 2022, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
The Company’s investments in marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy. Level 1 marketable equity securities use quoted prices for identical assets in active markets, while Level 2 marketable equity securities utilize inputs based upon quoted prices for similar instruments in active markets. The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and, as such, are classified within Level 2 of the hierarchy.
The Company’s convertible note was received as part of the consideration received for the Alta Mesa Transaction was valued as of February 14, 2023 upon closing of that transaction using a binomial lattice model. The fair value calculation uses significant unobservable inputs, including: (i) volatility 60%, and (ii) yield of 9.5%. The Company used the same binomial lattice model to value the Convertible Note as of June 30, 2023. As of June 30, 2023, the fair value calculation uses significant unobservable inputs, including: (i) volatility of 60%, and (ii) yield of 10.0%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$23,236	$—	$23,236
Investments accounted for at fair value	17,366	7	—	17,373
Marketable debt securities	—	63,231	—	63,231
Convertible note	—	—	59,206	59,206
Marketable equity securities	860	29	—	889
	$18,226	$86,503	$59,206	$163,935
(1)     Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds purchased within three months of their maturity date.

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$30,336	$—	$30,336
Investments accounted for at fair value	19,263	66	—	19,329
Marketable debt securities	—	11,125	—	11,125
Marketable equity securities	1,033	34	—	1,067
	$20,296	$41,561	$—	$61,857
(1)     Cash equivalents are comprised of United States Treasury Bills and Government Agency Bonds purchased within three months of their maturity date.

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the Convertible Note classified as Level 3 in the fair value hierarchy.

Beginning balance, February 14, 2023	$59,457
Unrealized loss included in other income (loss)	(251)
Ending balance, June 30, 2023	$59,206
As of June 30, 2023, the difference between the fair value of the Convertible Note and the unpaid principal amount is $0.79 million.
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
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy for 0.26 common shares of CUR per common share of Virginia Energy. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represented an ownership interest of 16.7% in CUR as of closing. As of June 30, 2023, the fair value of the Company’s investment in CUR was $17.37 million, which represented an ownership interest of 16.3%.

For the three months ended June 30, 2023 and 2022, the Company had an unrealized gain of $0.77 million and an unrealized loss of $13.42 million, respectively. The Company had an unrealized loss of $2.19 million and $16.84 million, respectively, for the six months ended June 30, 2023 and 2022. The unrealized gain (loss) related to these investments is included in Other income (loss) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

14.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers either through uranium and vanadium sales contracts, an RE Carbonate agreement or Alternate Feed Material processing and other waste disposal agreements. The Company had satisfied all of its performance obligations as of June 30, 2023.

15.    RELATED PARTY TRANSACTIONS
Robert W. Kirkwood, a member of the Company’s Board of Directors, is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc. and United Nuclear LLC (“United Nuclear”). United Nuclear owns a 19% interest in the Company’s Arkose Mining Venture, while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 and entered into by United Nuclear and Uranerz Energy Corporation, a wholly owned, indirectly held subsidiary of the Company.

On October 27, 2021, the Company began providing services to CUR under a mine operating agreement. Under this agreement, the Company earned $0.18 million and $0.13 million for the three months ended June 30, 2023 and 2022, respectively. The Company earned $0.45 million and $0.40 million during the six months ended June 30, 2023 and 2022, respectively under this agreement. As of June 30, 2023 and December 31, 2022, $0.18 million and $0.08 million was due from CUR, respectively. Additionally, the Company has accrued $1.53 million and $1.58 million as of June 30, 2023 and December 31, 2022, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

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
The Company is in discussions with other entities around the world to acquire additional supplies of natural monazite sands and has worked with U.S. government agencies and national laboratories on various REE initiatives. The Company is modifying and enhancing its existing solvent extraction (“SX”) circuits at the Mill to be able to produce fully separated REE oxides, including NdPr oxide, in addition to uranium, as soon as late-2023 or early-2024. The Company is also evaluating other downstream REE activities, including metal-making and alloying at the Mill or elsewhere in the U.S., and is actively pursuing federal grants to help fund such efforts.

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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the six months ended June 30, 2023, Mill activities focused primarily on processing monazite sands for the recovery of uranium and production of RE Carbonate and on construction of the modifications and improvements in the Mill’s SX building required to begin commercial REE separation later in 2023 or early 2024. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
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
The Company’s ISR operation is its Nichols Ranch Project in Wyoming, which is on standby at current uranium prices.
While the current spot price of uranium has not supported production for many global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent years to levels that we believe could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. To date, the Company has entered into three long-term contracts with U.S. nuclear utilities with deliveries that began during the second quarter of 2023 and will occur through 2030 at supportive pricing and other terms. In anticipation of potential price recoveries and additional contracts, we continue to maintain and advance our resource portfolio. We stand ready to resume wellfield construction and resume production at our Nichols Ranch Project and mine and process resources from our La Sal Project, Whirlwind Project and/or Pinyon Plain Project. We believe we can bring this new production to market within approximately twelve to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda and/or Sheep Mountain.

Update on Rare Earth Element Initiative
As previously disclosed, in early 2022, the Company began commercial-scale partial separation of lanthanum (“La”) and cerium (“Ce”) on a small scale from our RE Carbonate, resulting in a higher-value carbonate (“Partially Separated RE Carbonate”) using an existing SX circuit at the Mill, which represents the first commercial level REE separation to occur in the U.S. in many years. The Partially Separated RE Carbonate, which is now our salable product, is an even more advanced RE Carbonate than was produced in 2021, as it contains a higher concentration of valuable neodymium and praseodymium (“NdPr”) (“High Value TREO”).
Rare Earth Element Initiatives
The Company is in advanced discussions with several groups holding natural monazite properties to secure additional supplies of monazite sands by offtake or otherwise, which if successful, would be expected to allow the Company to increase production of RE Carbonate, along with separated REE oxides in the future.
The Company continues to make progress toward full REE oxide separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides. The Company is currently separating La and Ce from its commercial RE Carbonate stream utilizing existing Mill infrastructure to produce an RE Carbonate product with higher concentrations of NdPr and “heavy” (samarium (“Sm”)+) REEs. Energy Fuels is also proceeding with the modification and enhancement of its existing Mill infrastructure (“Phase 1”) to expand its “light” REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by later this year or early 2024, followed by planned further expansions to further increase NdPr production capacity and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 2”) from monazite and potentially other REE process streams.
In 2022, the Company began construction on its “Phase 1” REE separation facilities, which includes modifications and enhancements to the SX circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 5,000 tonnes TREO, containing roughly 800 to 1,000 tonnes of recoverable separated NdPr oxide per year, or sufficient NdPr for approximately 400,000 to 1 million EVs per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total approximately $25 million. “Phase 1” is expected to be operational later this year or in early 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities with an expected capacity to process approximately 15,000 to 30,000 tonnes of monazite per year and expected recovery of approximately 7,500 to 15,000 tonnes of TREO containing approximately 1,500 to 3,000 tonnes of NdPr oxide per year, or sufficient NdPr for 750,000 to 3.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits. The Company expects to complete “Phase 2” in 2026, subject to licensing, financing and receipt of sufficient monazite feed.
During “Phase 2,” Energy Fuels also expects to add “heavy” REE separation capabilities, including the production of Dy, Tb and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce La and Ce products. The Company expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2” as feed for “Phase 3” REE separation. The Company expects to complete “Phase 3” in 2027, subject to licensing, financing, and receipt of sufficient feed.
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
Natural monazite of 3,000 – 10,000 tonnes is expected to contain approximately 1,500 – 5,000 tonnes of TREO, including approximately 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Company is focused on monazite at the current time, as it has superior concentrations of these four (4) critical REEs compared to other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient electric vehicles (“EV”), along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. Based on this assumption, monazite from the Bahia Project alone is expected to supply enough NdPr oxide to power 150,000 to one million EVs per year. The uranium contained in the monazite, which is expected to be comparable in grade to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
The acquisition of the Bahia Project is part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations and open market purchases, like the Company’s current arrangement with The Chemours Company. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to supply Energy Fuels’ initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate, which has not allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) the recently implemented U.S. Uranium Reserve Program and other associated government programs, which could result in improved uranium sales prices; (iii) volatility of prices of uranium, vanadium, REEs and our other primary metals; and (iv) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium products, which will likely require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower and properties.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices increased by 11% during the three months ended June 30, 2023 from $50.60 per pound as of March 31, 2023 to $56.00 per pound as of June 30, 2023. Weekly uranium spot prices per TradeTech during the second quarter ranged from a high of $57.25 per pound during the week of June 9, 2023 to a low of $50.60 per pound during the week of March 31, 2023. TradeTech price data indicates that long-term U3O8 prices increased from $53.00 as of March 31, 2023 to $56.00 as June 30, 2023. On July 28, 2023, TradeTech reported a spot price of $56.20 per pound and a long-term price of $56.00 per pound U3O8.
The following important developments in the uranium and nuclear industries occurred during the three months ended June 30, 2023:
•Finland’s Olkiluoto Unit 3, owned by TVO, began regular electricity production on April 16, 2023. This unit is expected to produce electricity for the next 60 years. Together the three units at this facility produce about 30% of Finland's electricity. TradeTech, NMR, April 21, 2023.
•Kazakhstan’s state-owned uranium mining company, Kazatomprom, reported 4% lower production during Q1 2023. TradeTech, NMR, April 28, 2023.
•China continues to lead the world in the growth of nuclear energy with 24 units currently under construction, according to the China Nuclear Energy Corporation, with nuclear power output rising 2.5% year-on-year, accounting for 4.7% of China's electricity generation. TradeTech, NMR, April 30, 2023.
•A bill to ban Russian uranium imports into the U.S. passed a House Subcommittee on May 16, 2023. The bill contains waivers allowing the import of low-enriched uranium from Russia because the U.S. Secretary of Energy determined there is no alternative source available. TradeTech, NMR, May 19, 2023.
•On May 30, 2023, Southern Company’s Vogtle Unit 3 achieved 100% energy output for the first time. Unit 3, which can power about 500,000 homes and businesses, is expected to be placed into service during June 2023. TradeTech, NMR, May 31, 2023. The planned June startup of Unit 3 was delayed due to a problem in the hydrogen system used to cool the main electrical generator. This is expected to delay the startup by at least another month. TradeTech, NMR, June 23, 2023.
•The U.S. Department of Energy is seeking public comment on a plan to acquire high-assay, low-enriched uranium (“HALEU”) needed for advanced nuclear reactors. The purchases will be funded with $500 million from the Inflation Reduction Act. TradeTech, NMR, June 2, 2023.
•The U.S. Energy Information Administration released its Uranium Marketing Annual Report 2022, which indicates U.S. nuclear power plants purchased 40.5 million pounds of uranium in 2022, which was 13% less than 2021. Canada was the leader in deliveries of uranium to the U.S., followed closely by Kazakhstan. TradeTech, NMR, June 16, 2023.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to transportation issues, trade issues, the life of existing uranium mines, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, and the market activity of state-owned uranium and nuclear companies.
No additional new uranium agreements were entered into by the Company during the three months ended June 30, 2023. However, the Company continues to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company is also continuing to evaluate its ramp-up back into production at certain of its conventional mines in anticipation of its fulfillment obligations, as well as the timing and method for the purchase and disposition of its uranium inventories, including selling into the spot market or as a part of one or more term contracts.
Rare Earth Element Market Update
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Roskill, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average about 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprise approximately 22% of the TREO. NdPr are among the most valuable of the REEs, as they are the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite also contains higher concentrations of “heavy” rare earths, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr and, to a lesser extent, La, Ce, Sm, Dy and Tb. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case of Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the

Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
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
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg according to date from Asian Metal:

					Approximate
	March 31, 2023		June 30, 2023		Percent	July 28, 2023
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	525	76	455	63	(13)%	468	65
Ce Oxide (99.9%)	6.15	0.90	4.70	0.65	(24)%	4.20	0.59
La Oxide (99.9%)	5.85	0.85	4.65	0.64	(21)%	4.15	0.58
Dy Oxide	2,025	295	2,190	302	8%	2,290	320
Tb Oxide	9,950	1,449	8,350	1,151	(16)%	7,250	1,013

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
While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, as well as Silmet in Estonia, and use a variety of feedstocks and sources with small-scale or experimental operational facilities located elsewhere (Russia included).
The Company sees its commercial production of RE Carbonate as the first step in an effort to restore the REE supply chain in the U.S., where one currently does not exist. Multiple potential domestic sources of mined mineral sands, including monazites, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with anticipated rising REE prices.

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
During the three months ended June 30, 2023, the mid-point price of vanadium in Europe decreased by 21% from $10.13 per pound V2O5 as of March 31, 2023 to $7.98 per pound V2O5 as of June 30, 2023. The price of vanadium has ranged from a high of $10.13 per pound V2O5 between March 31, 2023 and April 13, 2023 and a low of $7.50 per pound V2O5 between June 2, 2022 and June 15, 2023. As of July 28, 2023, the price of vanadium is $8.23 per pound V2O5.
Vanadium markets have been “subdued in the run-up to the summer holiday season,” according to reporting by Fastmarkets. The same report indicated that “Chinese ferro-vanadium prices have been falling through spring due to weak demand.” And, “European ferro-vanadium prices have been sliding as well.” One trader thought the European market would rebound in September. European ferro-vanadium price edges lower in quiet market, June 1, 2023.
Operations Update and Outlook
Overview
The Company continues to believe that uranium supply and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers and citizens on decarbonization, electrification and security of energy supply. In addition, Russia’s invasion of Ukraine and the entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers like Energy Fuels to foster security of supply, avoid transportation issues and ensure more certain pricing.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver into these contracts, the Company is undergoing the necessary work to recommence production at one or more of its mines and ISR facility starting as soon as 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements.
The Company continually seeks new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE projects (in addition to the recent acquisition of the Bahia Project discussed in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including expanding the new U.S. Uranium Reserve Program, supporting efforts to restore domestic nuclear fuel capabilities and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the six months ended June 30, 2023, the Mill focused on its mixed RE Carbonate production and produced approximately 355 tonnes of high-purity, partially separated mixed RE Carbonate, containing approximately 160 tonnes of TREO while working to secure additional monazite ore feedstock to increase production. During the six months ended June 30, 2023, the uranium recovered from processing monazite ore was retained in circuit and was not packaged as final U3O8 product. The Mill did not recover any vanadium during the quarter.
The Company expects to receive an additional 400 to 700 tonnes of monazite later in 2023, which the Company expects to process for the recovery of uranium and production of separated NdPr and a heavy REE (Sm+) RE Carbonate upon commissioning of the Mill’s Phase 1 REE separation circuit in late 2023 or early 2024 (see “Rare Earth Element Initiatives” above). The Company is also in active discussions with several parties globally to acquire additional quantities of natural monazite ore, which if secured and delivered to the Mill, could result in significant additional quantities of uranium and separated NdPr and heavy REE (Sm+) Re Carbonate production in 2024 and beyond.
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
Conventional Mine Activities
During the six months ended June 30, 2023, the Company performed rehabilitation and development work on its La Sal Complex, Whirlwind and Pinyon Plain projects for future potential production, including engineering, procurement, construction management, increased development activities, significant workforce expansion and needed rehabilitation of surface and underground infrastructure. The Company expects to continue its rehabilitation and development work on these Projects during 2023 as it prepares them for future production. Although the timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the continuation of the U.S. Uranium Reserve Program or similar government programs, the Company is making the investments required to put one or more of these facilities into production as soon as later in 2023.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen and Pandora mines as well as the Sheep Mountain Project. Additionally, the Company is evaluating processing options for future production at its Sheep Mountain Project and will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
ISR Extraction and Recovery Activities
The Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2023 from Nichols Ranch. Until such time when (i) market conditions improve sufficiently, (ii) suitable term sales contracts can be procured, (iii) the U.S. Uranium Reserve Program is expanded, or (iv) a combination thereof, the Company expects to maintain the Nichols Ranch Project on standby and defer development of further wellfields and header houses. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant. The Company sold its Alta Mesa ISR Project in February 2023. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Inventories
As of June 30, 2023, the Company had approximately 766,000 pounds of finished uranium inventories located at North American conversion facilities. Additionally, the Company has approximately 403,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During the six months ended June 30, 2022, the Company purchased 120,000 additional pounds of uranium, and sold 300,000 pounds of uranium to the U.S. Uranium Reserve Program and 80,000 under a uranium term contract, resulting in the Company holding approximately 766,000 pounds of U3O8 in inventory as of June 30, 2023. The Company expects to deliver an additional 180,000 pounds of U3O8 under its existing uranium term contracts during the third quarter of 2023. At the end of 2023, we expect our total uranium inventories will be approximately 586,000 pounds of U3O8, subject to currently unplanned uranium spot sales and purchases.
The Company sold 79,344 pounds of vanadium during the six months ended June 30, 2022. As of June 30, 2023, the Company holds approximately 906,000 pounds of finished V2O5 in inventory. There remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.

Sales Update and Outlook for 2023
The Company continually evaluates selling a portion of its inventories on the spot market in response to future upside price volatility, for delivery into additional long-term supply contracts if procured and/or for future additional sales into the newly established U.S. Uranium Reserve Program. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet sales obligations and gain exposure to future price increases.
Uranium Sales
The Company entered into four uranium sale and purchase agreements in 2022: three with major U.S. nuclear utilities and one with the U.S. Uranium Reserve Program. Under these contracts, the Company expects to sell 560,000 pounds of U3O8 during 2023 with an expected weighted-average sales price of $58 to $60 per pound, subject to then-prevailing market prices at the time of delivery. In January 2023, the Company completed the sale of 300,000 pounds of its inventories located at the Metropolis Works uranium conversion facility (“ConverDyn”) to the U.S. Uranium Reserve Program, receiving total proceeds of $18.47 million ($61.57 per pound), resulting in a gross margin of approximately $35.85 per pound of uranium. In May 2023, the company sold 80,000 pounds of its inventories located at the Cameco Corporation conversion facility in Blind River, Ontario, Canada for total proceeds of $4.34 million ($54.19 per pound). During the remainder of 2023, the Company expects to sell an additional 180,000 pounds of its U3O8 inventory into its contracts at an expected sales price of approximately $54 to $58 per pound, subject to inflation and spot prices in effect at the time of delivery.
The three utility contracts require deliveries of uranium between 2023 and 2030 with base quantities totaling 3.0 million pounds of uranium over the period and up to 4.1 million pounds of uranium if all remaining options are exercised. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
To provide the Company with additional flexibility to fulfill its contract obligations and gain direct exposure to potential future uranium price increases, the Company purchased a total of 301,052 pounds of U.S.-origin uranium on the spot market in late 2022 and early 2023 for a weighted-average gross price of approximately $50.08 per pound.
Vanadium Sales
As a result of then strengthening vanadium markets, during the six months ended June 30, 2023, the Company sold approximately 79,344 pounds of the Company’s existing inventory of V2O5 at a weighted average price of $10.98 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. As such, the sales during the period were at a $0.60 per pound premium to the average spot price for V2O5 during February and March 2023.
Additionally, the Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
The Company commenced its commercial production of a mixed RE Carbonate in March 2021. All RE Carbonate produced at the Mill in 2022 was sold to Neo for separation at Silmet. Until such time as the Company commissions its own separation circuits at the Mill, which is expected to be in late 2023 or early 2024, all or a portion of RE Carbonate production is expected to be sold to Neo for separation at Silmet and/or potentially to other REE separation facilities outside of the U.S. During the six months ended June 30, 2023, the Company sold approximately 127,185 kilograms of TREO at an average price of $17.86 per kilogram of TREO. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes the results of operations for the three months ended June 30, 2023 and 2022 (in thousands of U.S. dollars):

	Three Months Ended June 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$4,335	$—	$4,335	*
Vanadium concentrates	—	5,295	(5,295)	*
RE Carbonate	2,271	449	1,822	406%
Alternate Feed Materials, processing and other	257	723	(466)	(64)%
Total revenues	6,863	6,467	396	6%

Costs applicable to revenues
Costs applicable to uranium concentrates	2,337	—	2,337	*
Costs applicable to vanadium concentrates	—	2,102	(2,102)	*
Costs applicable to RE Carbonate	2,030	222	1,808	814%
Underutilized capacity production costs applicable to RE Carbonate	—	1,095	(1,095)	*
Total costs applicable to revenues	4,367	3,419	948	28%
Other operating costs and expenses
Exploration, development and processing	3,820	1,219	2,601	213%
Standby	1,607	3,323	(1,716)	(52)%
Accretion of asset retirement obligations	274	510	(236)	(46)%
Total other operating costs and expenses	5,701	5,052	649	13%

Selling, general and administration
Selling, general and administration (excluding share-based compensation)	5,904	3,556	2,348	66%
Share-based compensation	1,554	1,147	407	35%
Total selling, general and administration	7,458	4,703	2,755	59%

Total operating loss	(10,663)	(6,707)	(3,956)	59%

Other income (loss)
Gain on sale of assets	2,807	—	2,807	*
Other income (loss)	2,971	(11,352)	14,323	*
Total other income (loss)	5,778	(11,352)	17,130	*

Net loss	$(4,885)	$(18,059)	$13,174	(73)%

Basic net loss per common share	$(0.03)	$(0.11)	$0.08	(73)%
Diluted net loss per common share	$(0.03)	$(0.11)	$0.08	(73)%
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes Sold
Uranium concentrates (lbs.)	80,000	—	80,000	*
Vanadium concentrates (lbs.)	—	345,050	(345,050)	*
RE Carbonate (kgs)	127,185	17,699	109,486	*

Realized Sales Price
Uranium concentrates ($/lbs.)	$54.19	$—	$54.19	*
Vanadium concentrates ($/lbs.)	$—	$15.35	$(15.35)	*
RE Carbonate ($/kgs)	$17.86	$25.35	$(7.49)	(30)%

Costs applicable to revenues
Uranium concentrates ($/lbs.)	$29.22	$—	$29.22	*
Vanadium concentrates ($/lbs.)	$—	$6.09	$(6.09)	*
RE Carbonate ($/kgs)	$15.96	$12.53	$3.43	27%
*Not meaningful.
For the three months ended June 30, 2023, net loss decreased to $4.89 million or $0.03 per share from net loss of $18.06 million or $0.11 per share for the three months ended June 30, 2022, primarily due to: (i) a gain of $2.75 million recognized on the sale of the Company’s PFN Tool that was utilized at the Alta Mesa ISR Project to enCore in May 2023, (ii) sales of uranium concentrates for $4.34 million, and (iii) a $1.10 million decrease in underutilized production costs applicable to RE Carbonate, partially offset by (i) increased costs applicable to revenues of $2.04 million, and (ii) and increased selling, general and administrative expenses, including non-cash share-based compensation, of $2.76 million due to increased headcount associated with ramping up operating activities.
Operating loss increased to $10.66 million for the three months ended June 30, 2023 from $6.71 million for the three months ended June 30, 2022, primarily due to increased costs applicable to revenues and selling, general and administrative expenses including non-cash share-based compensation, partially offset by increased revenues between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $4.34 million for the three months ended June 30, 2023 due to the completed sale of 80,000 pounds of our inventories to a major U.S. nuclear utility at a realized sales price of $54.19 per pound of U3O8. There were no revenues from uranium concentrates for the three months ended June 30, 2022.
Vanadium concentrates
Revenues from vanadium concentrates were $5.30 million for the three months ended June 30, 2022 due to the completed sale of 345,050 pounds of our vanadium inventories at a realized sales price of $15.35 per pound V2O5. There were no revenues from vanadium concentrates for the three months ended June 30, 2023.
RE Carbonate
Revenues from RE Carbonate increased by $1.82 million to $2.27 million for the three months ended June 30, 2023 from $0.45 million for the three months ended June 30, 2022 primarily due to increased volumes sold, partially offset by lower realized prices. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $2.77 million increase in RE Carbonate revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.94 million decrease in RE Carbonate revenue between periods.

Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased to $0.26 million for the three months ended June 30, 2023 from $0.72 million for the three months ended June 30, 2022, a decrease of $0.46 million or 64%, primarily due to lower Alternate Feed Materials received and processed between periods.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $2.34 million for the three months ended June 30, 2023 due to the completed sale of 80,000 pounds of our finished uranium concentrate at a weighted average cost of $29.22 per pound to a major U.S. nuclear utility. There were no costs applicable to uranium concentrates for the three months ended June 30, 2022.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $2.10 million for the three months ended June 30, 2022 due to the completed sale of 345,050 pounds of our vanadium inventories at a weighted average cost of $15.35 per pound. There were no costs applicable to vanadium concentrates for the three months ended June 30, 2023.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate increased by $1.81 million to $2.03 million for the three months ended June 30, 2023 from $0.22 million for the three months ended June 30, 2022 primarily due to increased volumes sold as well as higher weighted average costs per kilogram. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost per kilogram) accounted for an approximate $1.37 million increase in costs applicable to RE Carbonate between periods. Higher weighted average costs per kilogram (calculated as the change in the year-to-year weighted average cost per kilogram times current year sales volumes sold) accounted for an approximate $0.44 million increase in costs applicable to RE Carbonate between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $1.10 million for the three months ended June 30, 2022. The underutilized capacity production costs were due to low throughput rates as the Mill ramps up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the three months ended June 30, 2023.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs increased to $3.82 million for the three months ended June 30, 2023 from $1.22 million for the three months ended June 30, 2022, an increase of $2.60 million. Exploration, development and processing costs were primarily related to expenses for our Bahia Project and Whirlwind Project, as well as the continued progression of the RE Carbonate production program at the Mill, which includes net realizable value adjustments to RE Carbonate inventory.
While we expect the amounts relative to the items listed above to have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of the year ended 2022, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill in standby status is operating at minimal levels of production or packaging.
Standby costs decreased to $1.61 million for the three months ended June 30, 2023 from $3.32 million for the three months ended June 30, 2022, a decrease of $1.71 million or 52% primarily due to the Alta Mesa divestiture on February 14, 2023 as well as lower costs incurred at the Company’s Colorado Plateau mines and the Mill between periods.

Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $5.90 million for the three months ended June 30, 2023 from $3.56 million for the three months ended June 30, 2022, an increase of $2.34 million or 66%, primarily due to increased salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our Uranium and REE operations. Our headcount increased to 130 full-time employees as of June 30, 2023 from 109 full-time employees as of June 30, 2022.
Share-based compensation
Share-based compensation increased to $1.55 million for the three months ended June 30, 2023 from $1.15 million for the three months ended June 30, 2022, an increase of $0.40 million or 35%, primarily due to annual 2023 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2022 and additional headcount.
Other Income (Loss)
Gain on sale of assets
For the three months ended June 30, 2022, we recognized a gain on sale of assets of $2.75 million related to the sale of the PFN tools that was utilized at Energy Fuels' Alta Mesa ISR Project to enCore for total cash consideration of $3.10 million. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Other income (loss)
Other income was $2.97 million, net for the three months ended June 30, 2023 compared to other loss of $11.35 million, net for the three months ended June 30, 2022. The change was primarily due to: (i) an unrealized gain on mark-to-market investments and marketable securities of $0.78 million during the three months ended June 30, 2023 compared to an unrealized loss on mark-to-market investments and marketable securities of $13.70 million during the three months ended June 30, 2022; (ii) an increase in interest income, net of $1.73 million due to interest income on the convertible note between periods; and (iii) an increase in realized gain on maturities of marketable securities of $0.21 million between periods, partially offset by a decrease in foreign exchange of $2.05 million between periods and unrealized loss on the convertible note of $0.05 million during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes the results of operations for the six months ended June 30, 2023 and 2022 (in thousands of U.S. dollars):

	Six Months Ended June 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$22,805	$—	$22,805	*
Vanadium concentrates	871	7,707	(6,836)	(89)%
RE Carbonate	2,271	449	1,822	406%
Alternate Feed Materials, processing and other	529	1,248	(719)	(58)%
Total revenues	26,476	9,404	17,072	*

Costs applicable to revenues
Costs applicable to uranium concentrates	10,052	—	10,052	*
Costs applicable to vanadium concentrates	551	3,331	(2,780)	(83)%
Costs applicable to RE Carbonate	2,030	222	1,808	814%
Underutilized capacity production costs applicable to RE Carbonate	—	2,758	(2,758)	*
Total costs applicable to revenues	12,633	6,311	6,322	100%

Other operating costs and expenses
Exploration, development and processing	6,916	2,392	4,524	189%
Standby	3,894	6,798	(2,904)	(43)%
Accretion of asset retirement obligations	620	904	(284)	(31)%
Total other operating costs	11,430	10,094	1,336	13%

Selling, general and administration
Selling, general and administration	10,741	7,910	2,831	36%
Share-based compensation	2,740	2,009	731	36%
Total selling, general and administration	13,481	9,919	3,562	36%

Total operating loss	(11,068)	(16,920)	5,852	(35)%

Other income (loss)
Gain on sale of assets	119,257	—	119,257	*
Other income (loss)	1,190	(15,869)	17,059	(107)%
Total other income (loss)	120,447	(15,869)	136,316	*

Net income (loss)	$109,379	$(32,789)	$142,168	*

Basic net income (loss) per common share	$0.69	$(0.21)	$0.90	*
Diluted net income (loss) per common share	$0.69	$(0.21)	$0.90	*
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes Sold
Uranium concentrates (lbs.)	380,000	—	380,000	*
Vanadium concentrates (lbs.)	79,344	574,399	(495,055)	(86)%
RE Carbonate (kgs)	127,185	17,699	109,486	*

Realized Sales Price
Uranium concentrates ($/lbs.)	$60.01	$—	$60.01	*
Vanadium concentrates ($/lbs.)	$10.98	$13.42	$(2.44)	(18)%
RE Carbonate ($/kgs)	$17.86	$25.35	$(7.49)	(30)%

Costs applicable to revenues
Uranium concentrates ($/lbs.)	$26.45	$—	$26.45	*
Vanadium concentrates ($/lbs.)	$6.94	$5.80	$1.14	20%
RE Carbonate ($/kgs)	$15.96	$12.53	$3.43	27%
*Not meaningful.
For the six months ended June 30, 2023, we recognized net income of $109.38 million or $0.69 per share compared to a net loss of $32.79 million or $0.21 per share for the six months ended June 30, 2022. The change between periods was primarily due to (i) a gain of $119.26 million recognized on the sale of our Alta Mesa ISR Project in February 2023 and sale of our PFN tool in May 2023; (ii) sales of uranium concentrates for $22.81 million; (iii) lower losses of $15.15 million related to mark-to-market investments and marketable securities accounted for at fair value between periods; (iv) an increase in interest income, net of $2.76 million between periods due to interest earned on marketable debt securities and our convertible note; (v) increased sales of RE Carbonate of $1.82 million; (vi) lower standby costs of $2.90 million between periods; and (vii) $2.76 million of underutilized capacity production costs applicable to RE Carbonate for the six months ended June 30, 2022, partially offset by (i) costs applicable to uranium concentrates sales of $10.05 million during the six months ended June 30, 2023; (ii) lower sales of vanadium concentrates of $6.84 million; (iii) increased costs applicable to RE Carbonate revenue of $1.81 million; (iv) increased exploration development and processing expenses of $4.52 million; and (v) increased selling, general and administrative expenses, including non-cash share-based compensation, of $3.56 million due to increased headcount associated with ramping up operating activities.
Operating loss decreased to $11.07 million for the six months ended June 30, 2023 from $16.92 million for the six months ended June 30, 2022, primarily due to (i) sales of uranium concentrates for $22.81 million; (ii) increased sales of RE Carbonate of $1.82 million; (iii) lower standby costs of $2.90 million between periods; and (iv) $2.76 million of underutilized capacity production costs applicable to RE Carbonate for the six months ended June 30, 2023, partially offset by (i) costs applicable to uranium concentrates sales of $10.05 million during the six months ended June 30, 2022; (ii) lower sales of vanadium concentrates of $6.84 million; (iii) increased costs applicable to RE Carbonate revenue of $1.81 million; (iv) increased exploration development and processing expenses of $4.52 million; and (v) increased selling, general and administrative expenses, including non-cash share-based compensation, of $3.56 million due to increased headcount associated with ramping up operating activities.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $22.81 million for the six months ended June 30, 2023 due to the completed sales of 380,000 pounds of our inventories to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a realized sales price of $60.01 per pound of U3O8. There were no revenues from uranium concentrates for the six months ended June 30, 2022.

Vanadium concentrates
Revenues from vanadium concentrates decreased to $0.87 million for the six months ended June 30, 2023 from $7.71 million for the six months ended June 30, 2022, a decrease of $6.84 million primarily due to lower volumes sold and realized price between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $6.64 million decrease in vanadium revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.19 million decrease in vanadium revenue between periods.
RE Carbonate
Revenues from RE Carbonate increased by $1.82 million to $2.27 million for the six months ended June 30, 2023 from $0.45 million for the six months ended June 30, 2022 primarily due to increased volumes sold, partially offset by lower realized prices. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $2.77 million increase in RE Carbonate revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.95 million decrease in RE Carbonate revenue between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased to $0.53 million for the six months ended June 30, 2023 from $1.25 million for the six months ended June 30, 2022, a decrease of $0.72 million or 58%, primarily due to lower Alternate Feed Materials received and processed between periods.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $10.05 million for the six months ended June 30, 2023 due to the completed sales of 380,000 pounds of our finished U3O8 concentrate to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a weighted average cost of $26.45 per pound. There were no costs applicable to uranium concentrates for the six months ended June 30, 2022.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates decreased to $0.55 million for the six months ended June 30, 2023 from $3.33 million for the six months ended June 30, 2022, a decrease of $2.78 million or 83%, primarily due to lower volumes sold and increased weighted average costs per pound sold between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost) accounted for an approximate $2.87 million decrease in costs applicable to vanadium concentrates between periods. Higher weighted average costs per pound (calculated as the change in the year-to-year weighted average cost per pound times current year sales volumes sold) accounted for an approximate $0.91 million increase in costs applicable to vanadium concentrates between periods.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate increased by $1.81 million to $2.03 million for the six months ended June 30, 2023 from $0.22 million for the six months ended June 30, 2022 primarily due to increased volumes sold as well as higher weighted average costs per kilogram. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost per kilogram) accounted for an approximate $1.37 million increase in costs applicable to RE Carbonate revenues between periods. Higher weighted average costs per kilogram (calculated as the change in the year-to-year weighted average cost per kilogram times current year sales volumes sold) accounted for an approximate $0.44 million increase in costs applicable to RE Carbonate between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $2.76 million for the six months ended June 30, 2022. The underutilized capacity production costs were due to low throughput rates as the Mill ramps-up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the six months ended June 30, 2023

Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs increased to $6.92 million for the six months ended June 30, 2023 from $2.39 million for the six months ended June 30, 2022, an increase of $4.53 million or 189%. Exploration, development and processing costs were primarily related to expenses for our Bahia Project and Whirlwind Project as well as continued progression of the RE Carbonate production program at the Mill, which includes net realizable value adjustments to RE Carbonate inventory.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of the year ended 2022, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill in standby status is operating at minimal levels of production or packaging.
Standby costs decreased to $3.89 million for the six months ended June 30, 2023 from $6.80 million for the six months ended June 30, 2022, a decrease of $2.91 million or 43%, primarily due to the Alta Mesa divestiture on February 14, 2023, as well as lower costs incurred at the Company’s Colorado Plateau mines and the Mill between periods.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $10.74 million for the six months ended June 30, 2023 from $7.91 million for the six months ended June 30, 2022, an increase of $2.83 million or 36%, primarily due to increased salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our Uranium and REE operations. Our headcount increased to 130 full-time employees as of June 30, 2023 from 109 full-time employees as of June 30, 2022.
Share-based compensation
Share-based compensation increased to $2.74 million for the six months ended June 30, 2023 from $2.01 million for the six months ended June 30, 2022, an increase of $0.73 million or 36%, primarily due to annual 2023 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2022 and additional headcount.
Other Income (Loss)
Gain on sale of assets
For the six months ended June 30, 2023, we recognized a gain on sale of assets of $119.26 million related to the sale of Energy Fuels' Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and a $60 million convertible note as well as the completed sale of our PFN tool that was utilized at Energy Fuels' Alta Mesa ISR Project to enCore for total cash consideration of $3.10 million. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Other income (loss)
Other income was $1.19 million, net for the six months ended June 30, 2023 compared to other loss of $15.87 million, net for the six months ended June 30, 2022 primarily due to decreased losses of $15.15 million on mark-to-market investments and marketable securities accounted for at fair value between periods, an increase in interest income, net of $2.76 million between periods due to interest earned on marketable debt securities and our convertible note, partially offset by lower unrealized foreign exchange gain of $0.81 million and unrealized loss on the convertible note of $0.25 million during the six months ended June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, our S-X project, Pinyon Plain operational readiness and TAT radioisotope initiative, as well as potential business and property acquisitions.
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
Shares Issued for Cash
The Company has an ATM program in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 and one or more prospectus supplements. The Company’s current U.S. shelf registration statement was declared effective on March 18, 2021 and permits the Company to sell any combination of Securities (as defined therein) in one or more offerings having an aggregate offering price of up to $300.00 million. Most recently, on January 3, 2022, we filed a prospectus supplement with the SEC to our U.S. shelf registration statement, qualifying for distribution up to $50.00 million in additional common shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. No Common Shares were issued under the Company’s ATM offering during the three and six months ended June 30, 2023. See Note 7 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of June 30, 2023, the Company had working capital of $134.36 million, including $35.59 million in cash and cash equivalents, $64.12 million of marketable securities, approximately 766,000 pounds of uranium finished goods inventory and approximately 906,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,069)	$(21,358)
Net cash used in investing activities	(25,407)	(12,140)
Net cash provided by (used in) financing activities	(1,382)	7,386
Effect of exchange rate fluctuations on cash held in foreign currencies	50	(21)
Plus: release of restricted cash related to sale of assets	3,590	—
Net change in cash, cash equivalents and restricted cash	(27,218)	(26,133)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
Cash, cash equivalents and restricted cash, end of period	$53,051	$106,689

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net cash used in operating activities
Net cash used in operating activities decreased by $17.29 million to $4.07 million for the six months ended June 30, 2023 from $21.36 million for the six months ended June 30, 2022 primarily due to sales of uranium concentrates of $22.81 million less costs applicable to uranium concentrates of $10.05 million, partially offset by lower sales and costs of vanadium concentrates and increased selling, general and administrative expenses and exploration, development permitting and land holding expenses between periods.
Net cash used in investing activities
Net cash used in investing activities increased by $13.27 million to $25.41 million for the six months ended June 30, 2023 from $12.14 million for the six months ended June 30, 2022 primarily due to increased purchases of marketable securities of $56.34 million, the acquisition of the Bahia Project for $22.37 million, partially offset by $56.86 million in proceeds from the sale of the Alta Mesa ISR Project and PFN tool and maturities of marketable securities of $16.41 million. Additionally, additions to property, plant and equipment and mineral properties increased by $7.82 million between periods. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Net cash provided by (used in) financing activities
Net cash used in financing activities was $1.38 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $7.39 million for the six months ended June 30, 2022. The change in net cash provided by (used in) activities is primarily due to proceeds of $7.89 million for the issuance of common shares for cash, net under our ATM Program during the six months ended June 30, 2022, partially offset by increased cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights of $0.84 million. See Note 7 – Capital Stock for more information.
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
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, marketable securities and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is currently earned in U.S. dollars. See Note 3 – Marketable Securities for more information.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of June 30, 2023 (in thousands):

Cash and cash equivalents	$623
Trade and other receivables	1,169
Total	$1,792
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2023 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Other Comprehensive Income (Loss)
Strengthening net earnings	+1% change in U.S. dollar / Cdn$ or R$	$23

Weakening net earnings	-1% change in U.S. dollar / Cdn$ or R$	$(23)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of June 30, 2023, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables, convertible note and marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2022, or in this Form 10-Q for the three and six months ended June 30, 2023.

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

ITEM 5. OTHER INFORMATION.
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5–1 Trading Arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC, dated March 18, 2021 (5)
4.3	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated on March 18, 2021 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (7)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Mark Chalmers dated March 31, 2023 (8)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and David C. Frydenlund dated March 31, 2023 (9)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Tom Brock dated March 31, 2023 (13)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(9)	Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: August 4, 2023	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: August 4, 2023	By:	/s/ Tom L. Brock
Tom L. Brock
Chief Financial Officer