Form 10-Q
period 2023-09-30
ENERGY FUELS INC
filed 2023-11-06
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 31, 2023, the registrant had 161,251,942 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods; planned exploration, if warranted; development of our properties; plans related to our business, including our rare earth element (“REE”) initiatives, such as our recent acquisition of the South Bahia property in Brazil (the “Bahia Project”) and our planned development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; any plans we may have with respect to the recovery of radioisotopes for use in the production of medical isotope therapeutics; and any plans we may have to evaluate the ramp-up of production at any of our uranium and/or uranium/vanadium properties. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; risks associated with the restart of any of our uranium and uranium/vanadium mines; risks associated with our ramp-up to commercial production of an REE carbonate (“RE Carbonate”), our steps to enhance and modify our existing facilities at the Mill to allow for the commercial separation of REEs, and risks associated with the exploration and development of our recently acquired Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the production of medical isotope therapeutics; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
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
•risks associated with our ramp-up to commercial production of RE Carbonate, our planned implementation and operation of REE separation facilities, and potentially other REE and REE-related value-added processes and facilities at the Mill or elsewhere, including the risks: that we may not be able to produce RE Carbonate or separated REE oxides that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs to us; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell the RE Carbonate and/or separated REE oxides we produce at acceptable prices to us; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying, in the future, which are currently being evaluated; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the uranium reserve program for the U.S. (the “U.S. Uranium Reserve Program”) being subject to appropriation by the U.S. Congress, and the expansion of the U.S. Uranium Reserve Program;
•risks associated with current federal, state and local administrations and changes thereto, including a lack of support of mining, uranium mining, nuclear energy or other aspects of our business, such as the U.S. Uranium Reserve Program;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets and equipment malfunctions;
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
•risks associated with labor costs, labor disturbances and unavailability of skilled labor;
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
•competition for, among other things, capital, mineral properties and skilled personnel;
•the adequacy of, and costs of retaining, our insurance coverage;
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
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value of completed acquisitions, including our newly acquired mineral concessions at the Bahia Project;
•risks associated with a Brazilian federal or state government enacting a conservation unit or environmental protection area or implementing a management plan in connection with an existing or future such unit or area that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project;
•risks associated with fluctuations in price levels for heavy mineral sands and their components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of heavy mineral sands and monazite from our Bahia Project, and which could impact our planned monazite supply for our RE Carbonate and planned REE oxide production at the Mill;
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
•risks that we may not be able to fulfill all of our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiable means that are unfavorable to the Company;
•risks associated with any expectation that we will be successful in helping the U.S. Environmental Protection Agency (“EPA”) and Navajo Nation address the cleanup of historic abandoned uranium mines;
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
•risks related to our securities, including securities regulations and our lack of dividends;
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
•risks related to proposed or completed land exchanges made between federal and state agencies that may impact our unpatented mining claims and other rights, including: undesirable changes to our mineral tenure on exchanged lands; and/or the application of production royalties not previously owed on the claims; and
•risks related to our potential recovery of radioisotopes at the Mill for use in the development and production of emerging targeted alpha therapy (“TAT”) cancer therapeutics, including the risk of technological or market changes that could impact the TAT industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive all approvals and will be commercially successful.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation of interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our proposed RE Carbonate production or any other REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no conservation units or environmental protection areas or management plans that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES

We are a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and listed on the TSX, this Quarterly Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.
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

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Uranium concentrates	$10,473	$—	$33,278	$—
Vanadium concentrates	—	1,071	871	8,778
RE Carbonate	288	1,673	2,559	2,122
Alternate Feed Materials, processing and other	226	189	755	1,437
Total revenues	10,987	2,933	37,463	12,337
Costs applicable to revenues
Costs applicable to uranium concentrates	5,266	—	15,318	—
Costs applicable to vanadium concentrates	—	438	551	3,769
Costs applicable to RE Carbonate	282	1,091	2,312	1,313
Underutilized capacity production costs applicable to RE Carbonate	—	—	—	2,758
Total costs applicable to revenues	5,548	1,529	18,181	7,840
Other operating costs and expenses
Exploration, development and processing	2,516	4,032	9,432	6,424
Standby	2,281	3,564	6,175	10,362
Accretion of asset retirement obligations	282	397	902	1,301
Selling, general and administration	7,304	7,075	20,784	16,994
Total operating loss	(6,944)	(13,664)	(18,011)	(30,584)

Other income (loss)
Gain on sale of assets (Note 5)	—	—	119,257	—
Other income (loss) (Note 11)	17,413	4,410	18,603	(11,459)
Total other income	17,413	4,410	137,860	(11,459)

Net income (loss)	10,469	(9,254)	119,849	(42,043)

Basic net income (loss) per common share (Note 8)	$0.07	$(0.06)	$0.76	$(0.27)
Diluted net income (loss) per common share (Note 8)	$0.07	$(0.06)	$0.75	$(0.27)

Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	—	(2,802)	—	(4,524)
Other comprehensive loss	—	(2,802)	—	(4,524)
Comprehensive income (loss)	$10,469	$(12,056)	$119,849	$(46,567)

Net income (loss) attributable to:
Owners of the Company	$10,563	$(9,167)	$119,968	$(41,950)
Non-controlling interests	(94)	(87)	(119)	(93)
	$10,469	$(9,254)	$119,849	$(42,043)
Comprehensive income (loss) attributable to:
Owners of the Company	$10,563	$(11,969)	$119,968	$(46,474)
Non-controlling interests	(94)	(87)	(119)	(93)
	$10,469	$(12,056)	$119,849	$(46,567)
See accompanying notes to the condensed consolidated financial statements.

20ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$54,537	$62,820
Marketable securities (Notes 3 and 13)	70,623	12,192
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of September 30, 2023 and December 31, 2022, respectively	11,465	519
Inventories (Note 4)	27,660	38,155
Prepaid expenses and other current assets	4,484	9,529
Property, plant and equipment and other assets held for sale, net (Note 5)	—	12,375
Total current assets	168,769	135,590
Other long-term receivables	1,508	1,537
Inventories (Note 4)	2,153	2,465
Operating lease right of use asset	1,262	1,376
Investments accounted for at fair value (Note 13)	26,069	19,329
Property, plant and equipment, net (Note 5)	20,208	12,662
Mineral properties (Note 5)	117,096	83,539
Convertible note (Notes 3 and 13)	46,610	—
Restricted cash (Note 6)	17,519	17,449
Total assets	$401,194	$273,947

LIABILITIES & EQUITY
Current liabilities
Accounts payable and other accrued liabilities (Note 11)	$6,084	$6,929
Operating lease liability	190	59
Deposits for assets held for sale	—	6,000
Asset retirement obligation and other liabilities held for sale (Note 6)	—	5,636
Total current liabilities	6,274	18,624
Operating lease liability	1,174	1,319
Asset retirement obligations (Note 6)	10,418	9,595
Total liabilities	17,866	29,538
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 160,463,370 and 157,682,531 as of September 30, 2023 and December 31, 2022, respectively	717,564	698,493
Accumulated deficit	(336,153)	(456,120)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	379,465	240,427
Non-controlling interests	3,863	3,982
Total equity	383,328	244,409
Total liabilities and equity	$401,194	$273,947

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013
Net loss	—	—	(4,861)	—	(4,861)	(24)	(4,885)
Share-based compensation	—	1,554	—	—	1,554	—	1,554
Shares issued for exercise of stock options	45,126	312	—	—	312	—	312
Shares issued for exercise of stock appreciation rights	164,258	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(848)	—	—	(848)	—	(848)
Balance as of June 30, 2023	158,238,796	$699,851	$(346,716)	$(1,946)	$351,189	$3,957	$355,146
Net income (loss)	—	—	10,563	—	10,563	(94)	10,469
Share-based compensation	—	1,293	—	—	1,293	—	1,293
Shares issued for exercise of stock options	100,522	247	—	—	247	—	247
Shares issued for consulting services	70,336	126	—	—	126	—	126
Shares issued for exercise of stock appreciation rights	5,544	—	—	—	—	—	—
Shares issued for cash by at-the-market offering	2,048,172	16,416	—	—	16,416	—	16,416
Share issuance cost	—	(369)	—	—	(369)	—	(369)
Balance as of September 30, 2023	160,463,370	$717,564	$(336,153)	$(1,946)	$379,465	$3,863	$383,328

	Common Stock		Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(14,729)	—	(14,729)	(1)	(14,730)
Other comprehensive income	—	—	—	1,766	1,766	—	1,766
Shares issued for cash by at-the-market offering	413,751	4,260	—	—	4,260	—	4,260
Share issuance cost	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	862	—	—	862	—	862
Shares issued for exercise of stock options	135,926	328	—	—	328	—	328
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	6,022	51	—	—	51	—	51
Balance as of March 31, 2022	157,180,248	$690,424	$(411,000)	$3,709	$283,133	$3,950	$287,083
Net loss	—	—	(18,054)	—	(18,054)	(5)	(18,059)
Other comprehensive loss	—	—	—	(3,488)	(3,488)	—	(3,488)
Shares issued for cash by at-the-market offering	356,028	3,808	—	—	3,808	—	3,808
Share issuance cost	—	(86)	—	—	(86)	—	(86)
Share-based compensation	—	1,147	—	—	1,147	—	1,147
Shares issued for exercise of stock options	24,326	67	—	—	67	—	67
Shares issued for consulting services	5,183	55	—	—	55	—	55
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Balance as of June 30, 2022	157,569,420	$695,404	$(429,054)	$221	$266,571	$3,945	$270,516
Net loss	—	—	(9,167)	—	(9,167)	(87)	(9,254)
Other comprehensive loss	—	—	—	(2,802)	(2,802)	—	(2,802)
Share-based compensation	—	1,283	—	—	1,283	—	1,283
Shares issued for exercise of stock options	28,781	77	—	—	77	—	77
Shares issued for consulting services	8,955	44	—	—	44	—	44
Balance as of September 30, 2022	157,607,156	$696,808	$(438,221)	$(2,581)	$256,006	$3,858	$259,864
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss) for the period	$119,849	$(42,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	2,024	2,529
Share-based compensation	4,033	3,292
Accretion of asset retirement obligations	902	1,301
Revision and settlement of asset retirement obligation	—	(238)
Unrealized foreign exchange gain	(85)	(2,284)
Unrealized (gain) loss on investments accounted for at fair value	(6,701)	13,716
Unrealized gain on convertible note	(6,972)	—
Gain on sale of assets	(119,257)	—
Other, net	(682)	116
Changes in current assets and liabilities:
Marketable securities	(875)	181
Inventories	10,807	2,729
Trade and other receivables	(10,570)	565
Prepaid expenses and other current assets	(1,526)	(7,614)
Accounts payable and accrued liabilities	(1,929)	(1,703)
Net cash used in operating activities	(10,982)	(29,453)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,908)	(1,237)
Additions to mineral properties	(4,401)	—
Acquisition of mineral properties	(22,491)	—
Purchases of marketable securities	(98,896)	(11,435)
Maturities of marketable securities	41,931	—
Proceeds from sale of assets	56,873	—
Proceeds from convertible note redemption	20,000	—
Net cash used in investing activities	(15,892)	(12,672)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	16,047	7,886
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(918)	(884)
Cash received from exercise of stock options	757	472
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(848)	(11)
Net cash provided by financing activities	15,038	7,463
Effect of exchange rate fluctuations on cash held in foreign currencies	33	(84)
Plus: release of restricted cash related to sale of assets	3,590	—
Net change in cash, cash equivalents and restricted cash	(8,213)	(34,746)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$72,056	$98,076

	Nine Months Ended
	September 30,
	2023	2022
Non-cash investing and financing transactions:
Issuance of common shares for consulting services	$—	$150
Acquisition of convertible note	$59,259	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$22
Increase (decrease) in accounts payable and accrued liabilities for property, plant and equipment and mineral properties	$697	$(116)

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
Energy Fuels Inc. and its subsidiary companies (collectively “the Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”) from certain of its Colorado Plateau properties and at times from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is working on modifications and enhancements to its existing infrastructure for the potential production of separated REE oxides. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.

Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Energy Fuels produces both. Concurrently, the Company’s recycling program (known as the “Alternate Feed Program”), works to reduce the levels of new production and natural disturbances needed to meet global energy demand by repurposing feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. In short, through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that raw materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.

The Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction of at least one material property.
Mining Activities
The Company’s mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming and the Bahia Project located in Brazil. The Company’s Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of September 30, 2023, the Company was performing rehabilitation and development work on its La Sal, Whirlwind and Pinyon Plain Projects, as well as exploration drilling and analysis at the Bahia Project. Other conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and developing its TAT cancer-fighting therapeutics initiatives.

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

3.    MARKETABLE SECURITIES
The Company elected the fair value option for its marketable debt securities and convertible note and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including accrued interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of September 30, 2023 and December 31, 2022 are due in one to two years. The secured convertible note reflected above (the “Convertible Note”) was received as partial consideration for the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company elected the fair value option for the Convertible Note, as it has the option of converting the principal due into fully paid and non-assessable common shares of enCore Energy Corp. (“enCore”). Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories as of September 30, 2023:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$68,981	$—	$437	$69,418
Convertible note(2)	39,638	—	6,972	46,610
Marketable equity securities	2,876	(1,671)	—	1,205
Total marketable securities	$111,495	$(1,671)	$7,409	$117,233
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds and mutual funds.
(2)     The Convertible Note was received as partial consideration in the Alta Mesa Transaction (defined in Note 5 – Property, Plant and Equipment and Mineral Properties) and is valued using a binomial lattice model using Level 3 inputs. As of September 30, 2023, the enCore share price was above the Conversion Option (defined below) resulting in an unrealized gain. During the three and nine months ended September 30, 2023, enCore redeemed $20.00 million of the principal amount of the Convertible Note. See Note 5 – Property, Plant and Equipment and Mineral Properties and Note 13 – Fair Value Accounting for more information.
The following table summarizes our marketable securities by significant investment categories as of December 31, 2022:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable debt securities(1)	$11,435	$(310)	$—	$11,125
Marketable equity securities	2,876	(1,809)	—	1,067
Total marketable securities	$14,311	$(2,119)	$—	$12,192
(1)     Marketable debt securities are comprised primarily of U.S. government agency bonds.

4.    INVENTORIES
Inventories consisted of the following items:

	September 30, 2023	December 31, 2022
Concentrates and work-in-progress	$27,660	$35,476
Inventory of ore in stockpiles	249	940
Consumables	1,904	4,204
Total inventories	$29,813	$40,620

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment, net:

	September 30, 2023			December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, plant and equipment
Nichols Ranch	$29,210	$(21,747)	$7,463	$29,210	$(20,221)	$8,989
Pinyon Plain	3,288	(846)	2,442	1,617	(714)	903
Equipment and other	22,895	(12,592)	10,303	15,009	(12,239)	2,770
Property, plant and equipment total	$55,393	$(35,185)	$20,208	$45,836	$(33,174)	$12,662

As of December 31, 2022, the net book value of the property, plant and equipment attributable to the Alta Mesa ISR Project “Alta Mesa”), which the Company sold to enCore effective February 14, 2023, was $8.21 million and is included in Property, plant and equipment and other assets held for sale, net on the Condensed Consolidated Balance Sheets.
The Company recognized depreciation expense of $0.69 million and $0.85 million for the three months ended September 30, 2023 and 2022, respectively, and $2.02 million and $2.53 million for the nine months ended September 30, 2023, and 2022, respectively. Depreciation expense is included in Exploration, development and processing and in Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended September 30, 2023 and 2022, the Company capitalized $0.09 million and $0.06 million, respectively, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2023 and 2022, the Company capitalized $0.24 million and $0.16 million, respectively, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Condensed Consolidated Balance Sheet.
The following is a summary of mineral properties:

	September 30, 2023	December 31, 2022
Mineral properties
Sheep Mountain	$34,183	$34,183
Bahia Project	29,130	—
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	4,427	—
Other	1,287	1,287
Mineral properties total	$117,096	$83,539
Bahia Project
On February 10, 2023, the Company closed on two purchase agreements to acquire a total of 17 mineral concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Under the terms of the purchase agreements, the Company entered into mineral rights transfer agreements with the sellers to acquire the 17 heavy mineral sands concessions.
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

Alta Mesa Transaction
On February 14, 2023, the Company closed on its sale to enCore of three wholly-owned subsidiaries that together held Alta Mesa for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:
a.$60 million in cash, which included $6 million prior to closing and $54 million at closing; and
b.$60 million Convertible Note, payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note is convertible at Energy Fuels’ election into fully paid and non-assessable enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing (the “Conversion Option”). enCore is currently traded on the TSX-V and NYSE American. The Convertible Note is guaranteed by enCore and fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels will be limited to selling a maximum of $10 million of enCore common shares per thirty (30)-day period.
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which is calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 13 – Fair Value Accounting for more information on the fair value of the Convertible Note.
As a post-closing condition of the Alta Mesa Transaction, enCore was required to replace the $3.59 million of reclamation bonds then in place for Alta Mesa. Upon replacement, the original bonds were released and the Company received back the underlying collateral during the nine months ended September 30, 2023. The Company reclassified $3.59 million cash as a release of collateral from those bonds from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Condensed Consolidated Balance Sheets.
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of September 30, 2023, the Company has not purchased, leased and/or licensed a PFN tool.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	September 30, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$9,595	$13,687
Revision of estimate	—	(238)
Accretion of liabilities	902	1,556
Held for sale(1)	—	(5,410)
Disposal of Alta Mesa asset retirement obligations (1)	(79)	—
Asset retirement obligations, end of period	$10,418	$9,595
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
The following table summarizes the Company’s restricted cash:

	September 30, 2023	December 31, 2022
Restricted cash, beginning of period	$17,449	$20,305
Additional collateral posted, net	70	734
Held for sale(1)	—	(3,590)
Restricted cash, end of period	$17,519	$17,449
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
Issued Capital Stock
During the three and nine months ended September 30, 2023, the Company issued 2.05 million Common Shares under its at-the-market (the “ATM”) public offering program for net proceeds of $16.05 million after share issuance costs. During the nine months ended September 30, 2022, the Company issued 0.77 million Common Shares under the ATM for net proceeds of $7.89 million after share issuance costs. No Common Shares were issued pursuant to the ATM during the three months ended September 30, 2022.

8.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted income (loss) per Common Share
The calculation of basic and diluted loss per share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to owners of the Company	$10,563	$(9,167)	$119,968	$(41,950)

Basic weighted average common shares outstanding	158,616,883	157,590,318	158,235,301	157,242,332
Dilutive impact of stock options and restricted stock units	1,167,832	—	1,217,624	—
Diluted weighted average common shares outstanding	159,784,715	157,590,318	159,452,925	157,242,332

Basic net income (loss) per common share	$0.07	$(0.06)	$0.76	$(0.27)
Diluted net income (loss) per common share	$0.07	$(0.06)	$0.75	$(0.27)
For the three months ended September 30, 2023 and 2022, a weighted average of 0.78 million and 0.88 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net loss per common share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2023 and 2022, with a weighted average of 0.01 million and 1.52 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income (loss) per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 2.17 million and 2.45 million, respectively, for the three months ended September 30, 2023 and 2022, as well as 2.24 million and 2.36 million, respectively, for the nine months ended September 30, 2023 and 2022, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

9.    SHARE-BASED PAYMENTS
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. As of September 30, 2023, a total of 16,046,337 Common Shares were authorized for future equity incentive plan awards.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs(1)	$523	$618	$2,329	$1,589
SARs	653	566	1,393	1,463
Stock options	117	98	311	239
Total share-based compensation expense(2)	$1,293	$1,282	$4,033	$3,291
(1)The fair value of the RSUs granted under the Compensation Plan for the three and nine months ended September 30, 2023 and 2022 was estimated at the date of grant using the stated market price on the NYSE American.
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
A summary of the Company’s unvested RSUs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	(51,329)	7.23
Unvested, September 30, 2023	697,445	$6.60

The total fair value of RSUs that vested and were settled for equity was $3.38 million for the nine months ended September 30, 2023.
Stock Appreciation Rights
The Company grants SARs to executives and eligible employees.
On January 26, 2023, the Company’s Board of Directors issued SARs under the Compensation Plan, which are intended to provide additional long-term equity incentives for the Company’s senior management.

Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $7.36 (being the greater of (i) the volume-weighted average price (“VWAP”) of the Company’s Common Shares on the NYSE American for the five trading days immediately prior to the date of grant, and (ii) the closing price of the Company’s Common Shares on the NYSE American on the trading day immediately prior to the date of grant, or “Grant Price”). Fair Market Value as used herein means the closing price of the Common Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant, the date first exercisable being January 24, 2024.
The fair value of the SARs granted during the nine months ended September 30, 2023 was estimated at the date of grant using a Monte Carlo simulation with the following weighted average assumptions:

Risk-free interest rate	3.58%
Expected life(1)	5.0 years
Expected volatility(2)	55.00%
Expected dividend yield	—%
Weighted average grant date fair value	$3.45
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	(546,636)	2.92
Forfeited	(42,510)	7.24
Expired	—	—
Outstanding, September 30, 2023	2,171,955	$4.76	1.91	$7,508
Exercisable, September 30, 2023	545,507	$2.92	0.31	$2,891

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(42,510)	3.68
Unvested, September 30, 2023	1,626,448	$2.91

Employee Stock Options
The Company, under the Compensation Plan, may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the last trading day before the date of grant and the five-day VWAP on the NYSE American ending on the last trading day before the date of grant. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the date of grant, such period not to exceed 10 years.
The fair value of the stock options granted under the Compensation Plan for the nine months ended September 30, 2023 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.92%
Expected life	3.25 years
Expected volatility(1)	74.10%
Expected dividend yield	—%
Weighted average grant date fair value	$3.90
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of the Company’s stock option activity is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 7.36	142,782	7.10
Exercised	1.70 - 6.47	(250,203)	3.09
Forfeited	3.89 - 7.36	(31,014)	6.76
Expired	1.76 - 6.47	(16,720)	3.75
Outstanding, September 30, 2023	$1.76 - $8.41	612,523	$4.04	2.15	$2,572
Exercisable, September 30, 2023	$1.76 - $8.41	441,245	$3.09	1.39	$2,351
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	140,586	$4.12
Granted	142,782	3.63
Vested	(81,077)	3.71
Forfeited	(31,014)	3.81
Unvested, September 30, 2023	171,277	$3.96
As of September 30, 2023, there were $0.28 million, $1.49 million, and $0.62 million of unrecognized compensation costs related to the unvested stock options, RSUs and SARs, respectively. This expense is expected to be recognized over a weighted average period of 1.25 years, 2.10 years and 0.80 years, respectively.

10.    INCOME TAXES
As of September 30, 2023, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment. The Company will recognize the tax gain on the Alta Mesa Transaction under the installment method of accounting. This method will result in a deferral of a portion of the tax gain until the year in which the remaining proceeds are received.
For the three months ended September 30, 2023, the Company did not record income tax benefit on income before tax of $10.47 million. For the nine months ended September 30, 2023, the Company did not record income tax on income before taxes of $119.85 million. As of September 30, 2023, the Company estimates that approximately $25.85 million of Net Operating Loss carryforwards will be utilized during the 2023 tax year. For the three and nine months ended September 30, 2022, the Company did not record an income tax benefit on a loss before taxes of $9.25 million and $42.04 million, respectively. The effective tax rate was 0% for each of the three and nine months ended September 30, 2023 and 2022, which was a result of the full valuation allowance on net deferred tax assets.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss) on investments accounted for at fair value	$8,890	$3,121	$6,701	$(13,716)
Unrealized gain (loss) on marketable securities	540	(36)	875	(207)
Realized gain on maturities of marketable securities	374	—	588	—
Unrealized gain (loss) on convertible note	7,223	—	6,972	—
Realized gain on convertible note	181	—	181	—
Foreign exchange gain (loss)	(239)	1,229	80	2,361
Interest income, net and other	444	96	3,206	103
Other income (loss)	$17,413	$4,410	$18,603	$(11,459)
The components of trade and other receivables are as follows:

	September 30, 2023	December 31, 2022
Trade receivables	$11,052	$92
Notes receivable, net	343	343
Other	70	84
Total receivables	$11,465	$519
The components of accounts payable and accrued liabilities are as follows:

	September 30, 2023	December 31, 2022
Accounts payable	$1,417	$3,224
Payroll liabilities	2,506	2,929
Accrued capital expenditures	719	22
Accrued property taxes	505	240
Accrued operating expenses	505	409
Deferred revenue	332	—
Other accrued liabilities	100	105
Accounts payable and other accrued liabilities	$6,084	$6,929

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
The UDEQ renewed in January 2018, then reissued with minor corrections in February 2018, the Mill’s radioactive materials license (the “Mill License”) for another ten years and the Groundwater Discharge Permit (the “GWDP”) for another five years, after which further applications for renewal of the Mill License and GWDP are required to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its existing Mill License and GWDP until such time as the renewed Mill License or GWDP is issued. Most recently, on July 15, 2022, the routine GWDP renewal application was submitted to UDEQ, which remains under consideration at this time.
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
On August 26, 2021, the Ute Mountain Ute Tribe filed a Petition to Intervene and Petition for Review challenging the UDEQ’s approval of Amendment No. 10 to the Mill License, which expanded the list of Alternate Feed Materials that the Mill is authorized to accept and process for its source material content. Then, on November 18, 2021, the Tribe filed its Request for Appointment of an ALJ, followed shortly thereafter by a stay on the request in accordance with a Stipulation and Agreement between the Tribe, UDEQ and Company. Thereafter, discussions between the Company and the Tribe commenced in an effort to resolve the dispute and other outstanding matters without formal adjudication. However, the Company does not consider this action to have any merit. If resolution is not achieved, the stay is lifted and the petition is successful before an ALJ, the likely outcome would be a requirement to modify or revoke the Mill License amendment. At this time, the Company does not believe any such modification or revocation would materially affect its financial position, results of operations or cash flows.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2022, renewal costs for the remainder of 2023 are expected to total approximately $0.33 million.

Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations. As of September 30, 2023, the Company has $17.52 million posted as collateral against an undiscounted asset retirement obligation of $33.00 million. As of December 31, 2022, the Company has $21.04 million posted as collateral against an undiscounted asset retirement obligation of $42.91 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
As of September 30, 2023 and December 31, 2022, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
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
The Convertible Note received as part of the Alta Mesa Transaction was valued as of February 14, 2023, upon closing, using a binomial lattice model. The fair value calculation uses significant unobservable inputs, including: (i) volatility 60%, and (ii) yield of 9.5%. The Company used the same binomial lattice model to value the Convertible Note as of September 30, 2023. As of September 30, 2023, the fair value calculation uses significant unobservable inputs, including: (i) volatility of 55%, and (ii) yield of 10.3%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note.

The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$11,995	$—	$11,995
Investments accounted for at fair value	26,063	6	—	26,069
Marketable debt securities	—	69,418	—	69,418
Convertible note	—	—	46,610	46,610
Marketable equity securities	1,180	25	—	1,205
	$27,243	$81,444	$46,610	$155,297
(1)     Cash equivalents are comprised of U.S. Treasury Bills, Government Agency Bonds and mutual funds purchased within three months of their maturity dates.

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents(1)	$—	$30,336	$—	$30,336
Investments accounted for at fair value	19,263	66	—	19,329
Marketable debt securities	—	11,125	—	11,125
Marketable equity securities	1,033	34	—	1,067
	$20,296	$41,561	$—	$61,857
(1)     Cash equivalents are comprised of U.S. Treasury Bills and Government Agency Bonds purchased within three months of their maturity dates.

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the Convertible Note classified as Level 3 in the fair value hierarchy:

Beginning balance, February 14, 2023	$59,457
Principal redeemed (1)	(20,000)
Realized gain included in other income (loss) (1)	181
Unrealized gain included in other income (loss)	6,972
Ending balance, September 30, 2023	$46,610
(1)     During the three and nine months ended September 30, 2023, enCore redeemed $20.00 million of the principal amount of the Convertible Note. Unpaid interest for the redeemed principal is $0.39 million.

As of September 30, 2023, the difference between the fair value of the Convertible Note and the unpaid principal amount was $6.61 million.
Investments Accounted for at Fair Value
The fair value of the investments is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. As of December 31, 2022, the Company held a 17.4% ownership interest in its investment in Consolidated Uranium Inc. (“CUR”) and a 13.5% ownership interest in its investment in Virginia Energy Resources Inc. (“Virginia Energy”). These investments provide the Company with the ability to have significant influence, but not control, over their operations. The Company has elected the fair value option for each of these investments. As of December 31, 2022, the fair value of the Company’s investments in CUR and Virginia Energy were $16.50 million and $2.83 million, respectively.
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy for 0.26 common shares of CUR per common share of Virginia Energy. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represented an ownership interest of 16.7% in CUR as of closing. As of September 30, 2023, the fair value of the Company’s investment in CUR was $26.07 million and its ownership interest was 15.7%.

The Company had an unrealized gain of $8.89 million and $6.70 million, respectively, for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company had an unrealized gain (loss) of $3.12 million and $13.72 million, respectively. The unrealized gain (loss) related to these investments is included in Other income (loss) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

14.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities. The Company had satisfied all of its performance obligations as of September 30, 2023.

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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to CUR, the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company earned $0.06 million and $0.05 million for the three months ended September 30, 2023 and 2022, respectively, and $0.52 million and $0.45 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $0.06 million and $0.08 million was due from CUR, respectively. Additionally, the Company accrued $1.51 million and $1.50 million as of September 30, 2023 and December 31, 2022, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

16.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 0.89 million Common Shares under the ATM for net proceeds of $6.88 million, after share issuance costs, through various transactions from September 30, 2023 to November 3, 2023.
Convertible Note Redemptions
On October 11, 2023, November, 1, 2023 and November 3, 2023, enCore redeemed $4.00 million, $4.00 million and $12.00 million, respectively, of the principal amount of the Convertible Note, resulting in $20.00 million principal amount of the Convertible Note outstanding.
CUR Merger with IsoEnergy
On September 27, 2023, IsoEnergy Ltd. (“IsoEnergy”) and CUR announced that they had entered into a definitive arrangement agreement for a share-for-share merger of IsoEnergy and CUR (the “Arrangement Agreement”) pursuant to which IsoEnergy will acquire all of the issued and outstanding common shares of CUR not already held by IsoEnergy or its affiliates. Under the terms of the Arrangement Agreement, CUR shareholders will receive 0.500 of a common share of IsoEnergy for each CUR Share held. In connection with the Arrangement Agreement, IsoEnergy entered into an agreement with a syndicate of agents to lead a “best efforts” private placement of 4,667,000 subscription receipts of IsoEnergy (the “Subscription Receipts”) at an issue price of Cdn$4.50 per Subscription Receipt for gross proceeds of $21.00 million. On October 19, 2023, the Company purchased 406,650 Subscription Receipts for Cdn$1.83 million, which will be held in escrow pending the closing of the merger, which is expected to close in or about December 2023. If the merger does not close, the Cdn$1.83 million subscription proceeds will be returned to the Company.

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
Our primary product is U3O8 (also known as natural uranium concentrate or yellowcake), which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the Nuclear Energy Institute, nuclear energy provides nearly 20% of the total electricity and about 50% of the clean, carbon-free electricity generated in the U.S. The Company generates revenues from extracting and processing materials for the recovery of uranium, vanadium and REEs for our own account, as well as from toll processing materials for others.
Our natural uranium concentrate is produced from multiple sources:
•Conventional recovery operations at the White Mesa Mill (the “White Mesa Mill” or “Mill”), including:
◦Processing ore from uranium mines; and
◦Recycling of “Alternate Feed Materials,” which are uranium-bearing materials that are not derived from conventional ore; and
•In Situ Recovery (“ISR”) operations.
The Company is also producing an intermediate REE product called mixed “RE Carbonate.” In 2020, the Company began evaluating the potential to recover REEs at the Mill. By October 2020, the Company had produced a mixed RE Carbonate, ready for separation, on a pilot scale from natural monazite sands. In December 2020, the Company entered into a contract to acquire natural monazite sands from a heavy mineral sands operation in Georgia, for the recovery of uranium and production of a commercially salable mixed RE Carbonate containing approximately 71% total rare earth oxide (“TREO”) on a dry basis. In March 2021, the Company began ramping up commercial-scale production of mixed RE Carbonate from these natural monazite sands. In July 2021, the Company announced the signing of a definitive supply agreement and began commercial shipments of RE Carbonate to a separation facility in Europe, which is the next step in producing usable REE products. On February 10, 2023, the Company closed on its previously announced mineral rights transfer agreements to acquire 17 mineral sand concessions in the State of Bahia, Brazil totaling approximately 37,300 acres or 58.3 square miles (the “Bahia Project”). Based on significant historical drilling performed to date, it is believed that the Bahia Project holds significant quantities of heavy minerals, including monazite, that will feed Energy Fuels’ quickly emerging U.S.-based REE supply chain. See “Rare Earth Element Initiatives,” below for more information.
The Company is in discussions with other entities around the world to acquire additional supplies of natural monazite sands and has worked with U.S. government agencies and national laboratories on various REE initiatives. The Company is modifying and enhancing its existing solvent extraction (“SX”) circuits at the Mill to be able to produce fully separated REE oxides, including NdPr oxide, in addition to uranium, as soon as early-2024. The Company is also evaluating other downstream REE activities, including metal-making and alloying at the Mill or elsewhere in the U.S., and is evaluating the potential for federal grants to help fund such efforts.

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
For the last several years, no mines have operated commercially in the vicinity of the Mill due to low uranium prices. As a result, in recent years, Mill activities have focused on processing Alternate Feed Materials for the recovery of uranium under multiple toll processing arrangements, as well as Alternate Feed Materials for our own account. Additionally, in recent years, the Mill has recovered dissolved vanadium through its Pond Return program from the Mill’s tailings management system that was not fully recovered during the Mill’s prior forty years of operations. During the nine months ended September 30, 2023, Mill activities focused primarily on processing monazite sands for the recovery of uranium and production of RE Carbonate and on construction of the modifications and improvements in the Mill’s SX building required to begin commercial REE separation in early 2024. The Company is actively pursuing additional monazite sands and Alternate Feed Materials for processing at the Mill.
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
While the current spot price of uranium has not supported production for many global uranium producers over the past several years, having resulted in significant production cuts, the spot price of uranium has improved in recent years to levels that we believe could support production if these prices are sustained and result in long-term supply contracts with nuclear utilities. To date, the Company has entered into three long-term contracts with U.S. nuclear utilities with deliveries that began during the second quarter of 2023 and will occur through 2030 at supportive pricing and other terms. In anticipation of potential price recoveries and additional contracts, we continue to maintain and advance our resource portfolio. We stand ready to resume wellfield construction and resume production at our Nichols Ranch Project and mine and process resources from our La Sal Project, Whirlwind Project and/or Pinyon Plain Project. We expect to begin ore production at at least one of these mines in early 2024, which will be stockpiled at the White Mesa Mill until such time that sufficient material is accumulated to justify a mill campaign, which is expected to occur in late-2024 or early-2025. We believe we can bring additional new production from other conventional mines, and/or Nichols Ranch to market within approximately twelve to eighteen months of a positive production decision. Longer term, we expect to develop our large conventional mines at Roca Honda and/or Sheep Mountain.

Update on Rare Earth Element Initiative
As previously disclosed, in early 2022, the Company began commercial-scale partial separation of lanthanum (“La”) and cerium (“Ce”) on a small scale from our RE Carbonate, resulting in a higher-value carbonate (“Partially Separated RE Carbonate”) using an existing SX circuit at the Mill, which represents the first commercial level REE separation to occur in the U.S. in many years. The Partially Separated RE Carbonate, which is now our salable product, is a more advanced RE Carbonate than was produced in 2021, as it contains a higher concentration of valuable neodymium and praseodymium (“NdPr”) (“High Value TREO”). As a part of the construction on the modifications and improvements at the Mill to enable the production of NdPr oxide, the existing SX circuit previously used to produce Partially Separated RE Carbonate has been dismantled, as it is no longer needed.
Rare Earth Element Initiatives
The Company is in advanced discussions with several groups holding natural monazite properties to secure additional supplies of monazite sands by offtake or otherwise, which if successful, would be expected to allow the Company to produce larger quantities of RE Carbonate, along with separated REE oxides in the future.
The Company continues to make progress toward full REE oxide separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides. The Company previously separated La and Ce from its commercial RE Carbonate stream utilizing existing Mill infrastructure to produce a Partially Separated RE Carbonate product with higher concentrations of NdPr and “heavy” (samarium (“Sm”)+) REEs. Energy Fuels is also proceeding with the modification and enhancement of its existing Mill infrastructure (“Phase 1”) to expand its “light” REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by early 2024, followed by planned further expansions to further increase NdPr production capacity and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 2”) from monazite and potentially other REE process streams.
In 2022, the Company began construction on its “Phase 1” REE separation facilities, which includes modifications and enhancements to the SX circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 5,000 tonnes TREO, containing roughly 800 to 1,000 tonnes of recoverable separated NdPr oxide per year, or sufficient NdPr for approximately 400,000 to 1 million EVs per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total approximately $25 million. “Phase 1” is expected to be operational in early 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities with an expected capacity to process approximately 15,000 to 30,000 tonnes of monazite per year and expected recovery of approximately 7,500 to 15,000 tonnes of TREO containing approximately 1,500 to 3,000 tonnes of NdPr oxide per year, or sufficient NdPr for 750,000 to 3.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits. The Company expects to complete “Phase 2” in 2026/2027, subject to licensing, financing and receipt of sufficient monazite feed.
During “Phase 2,” Energy Fuels also expects to add “heavy” REE separation capabilities, including the production of Dy, Tb and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce La, Ce and possibly other REE products. The Company expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2” as feed for “Phase 3” REE separation. The Company expects to complete “Phase 3” in 2027/2028, subject to licensing, financing, and receipt of sufficient feed.
In addition, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known heavy mineral sand (“HMS”) deposit that has the potential to supply 3,000-10,000 tonnes of natural monazite sand concentrate per year for decades to the Mill for processing into high-purity REE oxides and other materials. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality titanium (ilmenite and rutile) and zirconium (zircon) minerals that are also in high demand.
Natural monazite of 3,000-10,000 tonnes is expected to contain approximately 1,500-5,000 tonnes of TREO, including approximately 300-1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Company is focused on monazite at this time, as it has superior concentrations of these four critical REEs compared to other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient electric vehicles (“EVs”), along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one to two kilograms of NdPr oxide in its drivetrain. Based on this assumption, monazite from the Bahia Project alone is expected to supply enough NdPr oxide to power 150,000 to one million EVs per year. The uranium contained in the monazite, which is expected to be comparable in grade to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
The acquisition of the Bahia Project is part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures and/or other collaborations and open market purchases, such as the Company’s current arrangement with The Chemours Company. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to supply Energy Fuels’ initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate, which has not allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories and future production at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) U.S. government laws and programs, including a potential ban on Russian uranium imports and efforts to restore domestic nuclear fuel capabilities, which could result in improved uranium sales prices; (iii) volatility of prices of uranium, vanadium, REEs and our other primary metals; and (iv) the Company’s REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium products, which will require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower and properties.
Uranium Market Update
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices increased by 31% during the three months ended September 30, 2023 from $56.00 per pound as of June 30, 2023 to $73.15 per pound as of September 30, 2023. Weekly uranium spot prices per TradeTech during the third quarter ranged from a high of $73.15 per pound during the week of September 29, 2023 to a low of $55.30 per pound during the week of July 7, 2023. TradeTech price data indicates that long-term U3O8 prices increased from $56.00 as of June 30, 2023 to $60.00 as September 30, 2023. On October 27, 2023, TradeTech reported a spot price of $73.50 per pound and a long-term price of $62.00 per pound U3O8.
The following important developments in the uranium and nuclear industries occurred during the three months ended September 30, 2023:
•U.K.-based Urenco announced that it was expanding uranium enrichment capacity at its facility in New Mexico, including new centrifuge cascades. “New commitments from US customers for non-Russian fuel underpin this investment, which will provide an additional capacity of around 700 tonnes of SWU per year, a 15 percent increase at UUSA, with the first new cascades online in 2025,” according to Urenco. TradeTech, NMR, July 7, 2023.
•Vogtle Unit 3, owned by Georgia Power (a subsidiary of Southern Company) entered commercial operation in July 2023. This is the first new reactor in the U.S. in over 30 years. Final construction and testing continue on Unit 4, which is expected to enter operation in Q4-2023 or Q1-2024. TradeTech, NMR, July 31, 2023.
•Cameco announced that challenges at Cigar Lake and the McArthur River mine/Key Lake mill are expected to reduce its production forecast by approximately 1.7 million pounds and 1 million pounds of U3O8, respectively (2.7 million pounds total). TradeTech, NMR, September 8, 2023.
•Orano announced that it was placing its SOMAIR uranium mine in Niger into “maintenance mode” due to supply chain challenges caused, in part, by a coup d’etat. Orano stated that it has deployed teams at its Arlit and Akokan mines to ensure “business continuity.” TradeTech, NMR, September 15, 2023.

•Poland is advancing its nuclear program, with its first plant expected to be completed in 2023. As described in the Polish Nuclear Power Program, the nation expects to build up to six reactors in two to three sites by 2040. TradeTech, NMR, September 22, 2023.
•Kazakhstan, the world’s largest producer of uranium, announced plans to increase production in 2025. The strategy will be to return production at Kazakh mines to 100% of applicable subsoil use agreements, which equates to up to 15.6 million pounds of U3O8 per year. TradeTech, NMR, September 29, 2023.
•The China Nuclear Energy Association announced that China plans to produce approximately 10% of its electricity with nuclear by 2035. TradeTech, NMR, September 29, 2023.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to transportation issues, trade issues, the life of existing uranium mines, uncertainty on the timing and success of the commissioning of new mines, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, and the market activity of state-owned uranium and nuclear companies.
No additional new uranium agreements were entered into by the Company during the three months ended September 30, 2023. However, the Company continues to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company plans to commence production at its Pinyon Plain mine in 2024 and is also continuing to evaluate its ramp-up back into production at certain of its conventional mines in anticipation of its fulfillment obligations, as well as the timing and method for the purchase and disposition of its uranium inventories, including selling into the spot market or as a part of one or more term contracts.
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
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite also contains higher concentrations of “heavy” REEs, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr, Tb, Dy and, to a lesser extent, La, Ce and Sm. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case of Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the

Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, the Mill has produced a Partially Separated RE Carbonate, substantially all of which has been sold to Neo Performance Materials (“Neo”). The Mill is currently modifying and enhancing its existing SX facilities to result in an SX REE separation circuit at the Mill, which, based on engineering to date, is expected to be capable of producing up to 1,000 tonnes of separated NdPr oxide per year. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
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

					Approximate
	June 30, 2023		September 30, 2023		Percent	October 27, 2023
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	455	63	521	71	15%	510	70
Ce Oxide (99.9%)	4.70	0.65	3.95	0.54	(16)%	4.65	0.64
La Oxide (99.9%)	4.65	0.64	3.85	0.53	(17)%	3.85	0.53
Dy Oxide	2,190	302	2,690	368	23%	2,660	364
Tb Oxide	8,350	1,151	8,500	1,163	2%	8,250	1,128

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
During the three months ended September 30, 2023, the mid-point price of vanadium in Europe decreased by 8% from $7.98 per pound V2O5 as of June 30, 2023 to $7.38 per pound V2O5 as of September 30, 2023. The price of vanadium has ranged from a high of $8.38 per pound V2O5 between September 1, 2023 and September 7, 2023 and a low of $7.38 per pound V2O5 between September 29 and September 30, 2023. As of October 27, 2023, the price of vanadium is $6.73 per pound V2O5.
Vanadium markets have “shown steady declines over much of 2023,” according to reporting by Fastmarkets. The same report indicated that the, “end of the seasonal summer shutdown period failed to reignite end-user demand.” European ferro-vanadium prices at lowest since February 2021, September 25.
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
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver into these contracts, the Company is undergoing the necessary work to recommence production at one or more of our mines and ISR facility starting as soon as late 2023. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its significant uranium inventories to fulfill its new contract requirements.
The Company continually seeks new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new fee processing opportunities at the Mill that can be processed without reliance on current uranium sales prices.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE projects (in addition to the recent acquisition of the Bahia Project discussed in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer, and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including expanding the U.S. Uranium Reserve Program, supporting efforts to restore domestic nuclear fuel capabilities and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the nine months ended September 30, 2023, the Mill focused on its mixed RE Carbonate production and produced approximately 355 tonnes of high-purity, partially separated mixed RE Carbonate, containing approximately 160 tonnes of TREO while working to secure additional monazite ore feedstock to increase production. During the nine months ended September 30, 2023, the uranium recovered from processing monazite ore was retained in circuit and was not packaged as final U3O8 product. The Mill did not recover any vanadium during the quarter.
The Company expects to receive an additional 400 to 700 tonnes of monazite later in 2023 or early 2024, which the Company expects to process for the recovery of uranium and production of separated NdPr and a heavy REE (Sm+) RE Carbonate upon commissioning of the Mill’s Phase 1 REE separation circuit in early 2024 (see “Rare Earth Element Initiatives” above). The Company is also in active discussions with several parties globally to acquire additional quantities of natural monazite ore, which if secured and delivered to the Mill, could result in significant additional quantities of uranium and separated NdPr and heavy REE (Sm+) Re Carbonate production in 2024 and beyond.
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
Conventional Mine Activities
During the nine months ended September 30, 2023, the Company performed rehabilitation and development work on its La Sal Complex and Whirlwind and Pinyon Plain Projects, including engineering, procurement, construction management, increased development activities, significant workforce expansion and needed rehabilitation of surface and underground infrastructure, for future potential production. The Company expects to continue its rehabilitation and development work on these Projects during the fourth quarter of 2023 as it prepares them for future production. Although the timing of the Company’s plans to extract and process mineralized materials from these Projects will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the continuation of the U.S. Uranium Reserve Program or similar government programs, the Company is making the investments required to put one or more of these facilities into production as soon as later in the fourth quarter of 2023.
The Company is selectively advancing certain permits at its other major conventional uranium projects, such as the Roca Honda Project, which is a large, high-grade conventional project in New Mexico. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen and Pandora mines, as well as the Sheep Mountain Project. Additionally, the Company is evaluating processing options for future production at its Sheep Mountain Project and will continue to evaluate the Bullfrog Project. Expenditures for certain of these projects have been adjusted to coincide with expected dates of price recoveries based on the Company’s forecasts. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
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
Inventories
As of September 30, 2023, the Company had approximately 586,000 pounds of finished uranium inventories located at certain conversion facilities in North America. Additionally, the Company has approximately 409,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During the nine months ended September 30, 2022, the Company purchased 120,000 additional pounds of uranium and sold 300,000 pounds of uranium to the U.S. Uranium Reserve Program and another 260,000 pounds under a uranium term contract, resulting in the Company holding approximately 586,000 pounds of U3O8 in inventory as of September 30, 2023. At the end of 2023, we expect our total uranium inventories to be approximately 586,000 pounds of U3O8, subject to currently unplanned uranium spot sales and purchases.
The Company sold 79,344 pounds of vanadium during the nine months ended September 30, 2022. As of September 30, 2023, the Company holds approximately 906,000 pounds of finished V2O5 in inventory. There remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2023
The Company sells uranium into its long-term contracts and continually evaluates selling a portion of its inventories on the spot market in response to future upside price volatility for delivery into additional long-term supply contracts if procured and/or for future additional sales. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet sales obligations and gain exposure to future price increases.
Uranium Sales
The Company entered into four uranium sale and purchase agreements in 2022: three with major U.S. nuclear utilities and one with the U.S. Uranium Reserve Program. Under these contracts, the Company sold 560,000 pounds of U3O8 during 2023 with a weighted-average sales price of $59.42 per pound, which was subject to the then-prevailing market prices at the time of delivery. In January 2023, the Company completed the sale of 300,000 pounds of its inventories located at the Metropolis Works uranium conversion facility (“ConverDyn”) to the U.S. Uranium Reserve Program, receiving total proceeds of $18.47 million ($61.57 per pound), resulting in a gross margin of approximately $35.85 per pound of uranium. In May 2023, the company sold 80,000 pounds of its inventories located at the Cameco Corporation conversion facility in Blind River, Ontario, Canada for total proceeds of $4.34 million ($54.19 per pound). In September 2023, the Company sold an additional 180,000 pounds of its U3O8 inventory located at the Cameco Corporation conversion facility in Blind River, Ontario, Canada for total proceeds of $10.47 million ($58.18 per pound). The Company has no additional contract deliveries scheduled for the remainder of 2023.
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
Vanadium Sales
As a result of then strengthening vanadium markets, during the nine months ended September 30, 2023, the Company sold approximately 79,344 pounds of the Company’s existing inventory of V2O5 at a weighted average price of $10.98 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The sales during February and March 2023 were at a $0.60 per pound premium to the average spot price for V2O5.
Additionally, the Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
The Company commenced its commercial production of a mixed RE Carbonate in March 2021. All RE Carbonate produced at the Mill in 2022 was sold to Neo for separation at Silmet. Until such time as the Company commissions its own separation circuits at the Mill, which is expected to be in early 2024, all or a portion of RE Carbonate production is expected to be sold to Neo for separation at Silmet and/or potentially to other REE separation facilities outside of the U.S. During the nine months ended September 30, 2023, the Company sold approximately 153,353 kilograms of TREO at an average price of $16.69 per kilogram of TREO. To the extent not sold, the Company expects to stockpile mixed RE Carbonate at the Mill for future separation and other downstream REE processing at the Mill or elsewhere.
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

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table summarizes the results of operations for the three months ended September 30, 2023 and 2022 (in thousands of U.S. dollars):

	Three Months Ended September 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$10,473	$—	$10,473	*
Vanadium concentrates	—	1,071	(1,071)	*
RE Carbonate	288	1,673	(1,385)	(83)%
Alternate Feed Materials, processing and other	226	189	37	20%
Total revenues	10,987	2,933	8,054	275%

Costs applicable to revenues
Costs applicable to uranium concentrates	5,266	—	5,266	*
Costs applicable to vanadium concentrates	—	438	(438)	*
Costs applicable to RE Carbonate	282	1,091	(809)	(74)%
Total costs applicable to revenues	5,548	1,529	4,019	263%
Other operating costs and expenses
Exploration, development and processing	2,516	4,032	(1,516)	(38)%
Standby	2,281	3,564	(1,283)	(36)%
Accretion of asset retirement obligations	282	397	(115)	(29)%
Total other operating costs and expenses	5,079	7,993	(2,914)	(36)%

Selling, general and administration
Selling, general and administration (excluding share-based compensation)	6,011	5,793	218	4%
Share-based compensation	1,293	1,282	11	1%
Total selling, general and administration	7,304	7,075	229	3%

Total operating loss	(6,944)	(13,664)	6,720	(49)%

Other income
Other income	17,413	4,410	13,003	295%
Total other income	17,413	4,410	13,003	*

Net income (loss)	$10,469	$(9,254)	$19,723	*

Basic net loss per common share	$0.07	$(0.06)	$0.13	(217)%
Diluted net loss per common share	$0.07	$(0.06)	$0.13	(217)%
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes Sold
Uranium concentrates (lbs.)	180,000	—	180,000	*
Vanadium concentrates (lbs.)	—	67,529	(67,529)	*
RE Carbonate (kgs)	26,167	71,161	(44,994)	(63)%

Realized Sales Price
Uranium concentrates ($/lbs.)	$58.18	$—	$58.18	*
Vanadium concentrates ($/lbs.)	$—	$15.86	$(15.86)	*
RE Carbonate ($/kgs)	$10.99	$23.42	$(12.43)	(53)%

Costs applicable to revenues
Uranium concentrates ($/lbs.)	$29.25	$—	$29.25	*
Vanadium concentrates ($/lbs.)	$—	$6.49	$(6.49)	*
RE Carbonate ($/kgs)	$10.75	$15.33	$(4.58)	(30)%
*Not meaningful.
For the three months ended September 30, 2023, we recognized net income of $10.47 million or $0.07 per share compared to a net loss of $9.25 million or $0.06 per share for the three months ended September 30, 2022. The change between periods was primarily due to: (i) sales of uranium concentrates for $10.47 million during the three months ended September 30, 2023; (ii) lower total other operating costs of $2.69 million; (iii) an increase in our unrealized gain on mark-to-market investments and marketable securities of $6.35 million between periods; and (iv) unrealized gain on the convertible note of $7.22 million, partially offset by increased costs applicable to revenues of $4.02 million between periods.
Operating loss decreased to $6.94 million for the three months ended September 30, 2023 from $13.66 million for the three months ended September 30, 2022, primarily due to increased revenues of $8.05 million and lower other operating costs partially offset by increased costs applicable to revenues of $4.02 million between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $10.47 million for the three months ended September 30, 2023 due to the completed sale of 180,000 pounds of our inventories to a major U.S. nuclear utility at a realized sales price of $58.18 per pound of U3O8. There were no revenues from uranium concentrates for the three months ended September 30, 2022.
Vanadium concentrates
Revenues from vanadium concentrates were $1.07 million for the three months ended September 30, 2022 due to the completed sale of 67,529 pounds of our vanadium inventories at a realized sales price of $15.86 per pound V2O5. There were no revenues from vanadium concentrates for the three months ended September 30, 2023.
RE Carbonate
Revenues from RE Carbonate decreased by $1.38 million to $0.29 million for the three months ended September 30, 2023 from $1.67 million for the three months ended September 30, 2022 primarily due to decreased volumes sold and lower realized prices. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $1.05 million decrease in RE Carbonate revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.33 million decrease in RE Carbonate revenue between periods.

Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other increased to $0.23 million for the three months ended September 30, 2023 from $0.19 million for the three months ended September 30, 2022, an increase of $0.04 million or 20%, primarily due to higher quantities of Alternate Feed Materials received and processed between periods.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $5.27 million for the three months ended September 30, 2023 due to the completed sale of 180,000 pounds of our finished uranium concentrate at a weighted average cost of $29.25 per pound to a major U.S. nuclear utility. There were no costs applicable to uranium concentrates for the three months ended September 30, 2022.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $0.44 million for the three months ended September 30, 2022 due to the completed sale of 67,529 pounds of our vanadium inventories at a weighted average cost of $15.86 per pound. There were no costs applicable to vanadium concentrates for the three months ended September 30, 2023.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate decreased by $0.81 million to $0.28 million for the three months ended September 30, 2023 from $1.09 million for the three months ended September 30, 2022 primarily due to lower volumes sold and lower weighted average costs per kilogram between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost per kilogram) accounted for an approximate $0.69 million decrease in costs applicable to RE Carbonate between periods. Lower weighted average costs per kilogram (calculated as the change in the year-to-year weighted average cost per kilogram times current year sales volumes sold) accounted for an approximate $0.12 million decrease in costs applicable to RE Carbonate between periods.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased to $2.52 million for the three months ended September 30, 2023 from $4.03 million for the three months ended September 30, 2022, a decrease of $1.51 million primarily due to costs incurred for our Bahia and Whirlwind Projects, as well as the continued progression of the RE Carbonate production program at the Mill.
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
Standby
Standby costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill is in standby status and is operating at minimal levels of production or packaging.
Standby costs decreased to $2.28 million for the three months ended September 30, 2023 from $3.56 million for the three months ended September 30, 2022, a decrease of $1.28 million primarily due to the Alta Mesa divestiture on February 14, 2023, as well as lower costs incurred at the Mill between periods.

Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $6.01 million for the three months ended September 30, 2023 from $5.79 million for the three months ended September 30, 2022, an increase of $0.22 million or 4%, primarily due to increased salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations, partially offset by reduced contract and professional services between periods. Our headcount increased to 140 full-time employees as of September 30, 2023 from 117 full-time employees as of September 30, 2022.
Share-based compensation
Share-based compensation increased to $1.29 million for the three months ended September 30, 2023 from $1.28 million for the three months ended September 30, 2022, an increase of $0.01 million, primarily due to annual 2023 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2022 and additional headcount, partially offset by increased forfeitures during the three months ended September 30, 2023.
Other Income
Other income
Other income increased by $13.00 million, net to $17.41 million, net for the three months ended September 30, 2023 from $4.41 million, net for the three months ended September 30, 2022. The change was primarily due to: (i) an increase in our unrealized gain on mark-to-market investments and marketable securities of $6.35 million between periods; (ii) unrealized gain on the convertible note of $7.22 million; (iii) a realized gain of $0.18 million on our Convertible Note due to enCore’s early redemption of $20 million of the principal balance; (iii) an increase in interest income, net of $0.35 million due to increased investments in marketable securities between periods; and (iv) an increase in realized gain on maturities of marketable securities of $0.37 million between periods, partially offset by a decrease in foreign exchange to a loss of $0.24 million for the three months ended September 30, 2023 compared to a gain of $1.23 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes the results of operations for the nine months ended September 30, 2023 and 2022 (in thousands of U.S. dollars):

	Nine Months Ended September 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$33,278	$—	$33,278	*
Vanadium concentrates	871	8,778	(7,907)	(90)%
RE Carbonate	2,559	2,122	437	21%
Alternate Feed Materials, processing and other	755	1,437	(682)	(47)%
Total revenues	37,463	12,337	25,126	*

Costs applicable to revenues
Costs applicable to uranium concentrates	15,318	—	15,318	*
Costs applicable to vanadium concentrates	551	3,769	(3,218)	(85)%
Costs applicable to RE Carbonate	2,312	1,313	999	76%
Underutilized capacity production costs applicable to RE Carbonate	—	2,758	(2,758)	*
Total costs applicable to revenues	18,181	7,840	10,341	132%

Other operating costs and expenses
Exploration, development and processing	9,432	6,424	3,008	47%
Standby	6,175	10,362	(4,187)	(40)%
Accretion of asset retirement obligations	902	1,301	(399)	(31)%
Total other operating costs	16,509	18,087	(1,578)	(9)%

Selling, general and administration
Selling, general and administration	16,751	13,703	3,048	22%
Share-based compensation	4,033	3,291	742	23%
Total selling, general and administration	20,784	16,994	3,790	22%

Total operating loss	(18,011)	(30,584)	12,573	(41)%

Other income (loss)
Gain on sale of assets	119,257	—	119,257	*
Other income (loss)	18,603	(11,459)	30,062	*
Total other income (loss)	137,860	(11,459)	149,319	*

Net income (loss)	$119,849	$(42,043)	$161,892	*

Basic net income (loss) per common share	$0.76	$(0.27)	$1.03	*
Diluted net income (loss) per common share	$0.75	$(0.27)	$1.02	*
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes Sold
Uranium concentrates (lbs.)	560,000	—	560,000	*
Vanadium concentrates (lbs.)	79,344	641,928	(562,584)	(88)%
RE Carbonate (kgs)	153,353	88,860	64,493	73%

Realized Sales Price
Uranium concentrates ($/lbs.)	$59.42	$—	$59.42	*
Vanadium concentrates ($/lbs.)	$10.98	$13.67	$(2.69)	(20)%
RE Carbonate ($/kgs)	$16.69	$23.88	$(7.19)	(30)%

Costs applicable to revenues
Uranium concentrates ($/lbs.)	$27.35	$—	$27.35	*
Vanadium concentrates ($/lbs.)	$6.94	$5.87	$1.07	18%
RE Carbonate ($/kgs)	$15.08	$14.77	$0.31	2%
*Not meaningful.
For the nine months ended September 30, 2023, we recognized net income of $119.85 million or $0.76 per share compared to a net loss of $42.04 million or $0.27 per share for the nine months ended September 30, 2022. The change between periods was primarily due to (i) a gain of $119.26 million recognized on the sale of our Alta Mesa ISR Project in February 2023 and sale of our PFN tool in May 2023; (ii) sales of uranium concentrates for $33.28 million; (iii) a gain of $7.58 million during the nine months ended September 30, 2023 compared to a loss of $13.92 million nine months ended September 30, 2022 related to mark-to-market investments and marketable securities accounted for at fair value between periods; (iv) an unrealized gain on our Convertible Note of $6.97 million; (v) an increase in interest income, net of $3.10 million between periods due to interest earned on marketable debt securities and our Convertible Note; lower standby costs of $4.19 million between periods; and (vi) $2.76 million of underutilized capacity production costs applicable to RE Carbonate for the nine months ended September 30, 2022, partially offset by (a) costs applicable to uranium concentrates sales of $15.32 million during the nine months ended September 30, 2023; (b) lower sales of vanadium concentrates of $7.91 million; (c) increased exploration development and processing expenses of $3.01 million; and (d) increased selling, general and administrative expenses, including non-cash share-based compensation, of $3.79 million due to increased headcount associated with ramping up operating activities.
Operating loss decreased to $18.01 million for the nine months ended September 30, 2023 from $30.58 million for the nine months ended September 30, 2022, primarily due to (i) sales of uranium concentrates for $33.28 million; (ii) lower standby costs of $4.19 million between periods; and (iii) $2.76 million of underutilized capacity production costs applicable to RE Carbonate for the nine months ended September 30, 2022, partially offset by (a) costs applicable to uranium concentrates sales of $15.32 million during the nine months ended September 30, 2023; (b) lower sales of vanadium concentrates of $7.91 million; (c) increased exploration development and processing expenses of $3.01 million; and (d) increased selling, general and administrative expenses, including non-cash share-based compensation, of $3.79 million due to increased headcount associated with ramping up operating activities.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $33.28 million for the nine months ended September 30, 2023 due to the completed sales of 560,000 pounds of our inventories to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a realized sales price of $59.42 per pound of U3O8. There were no revenues from uranium concentrates for the nine months ended September 30, 2022.

Vanadium concentrates
Revenues from vanadium concentrates decreased $7.91 million to $0.87 million for the nine months ended September 30, 2023 from $8.78 million for the nine months ended September 30, 2022 primarily due to lower volumes sold and lower realized prices between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $7.69 million decrease in vanadium revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.21 million decrease in vanadium revenue between periods.
RE Carbonate
Revenues from RE Carbonate increased by $0.44 million to $2.56 million for the nine months ended September 30, 2023 from $2.12 million for the nine months ended September 30, 2022 primarily due to increased volumes sold, partially offset by lower realized prices. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $1.54 million increase in RE Carbonate revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $1.10 million decrease in RE Carbonate revenue between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased to $0.76 million for the nine months ended September 30, 2023 from $1.44 million for the nine months ended September 30, 2022, a decrease of $0.68 million or 47%, primarily due to lower Alternate Feed Materials received and processed between periods.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $15.32 million for the nine months ended September 30, 2023 due to the completed sales of 560,000 pounds of our finished U3O8 concentrate to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a weighted average cost of $27.35 per pound. There were no costs applicable to uranium concentrates for the nine months ended September 30, 2022.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates decreased $3.22 million or 85%, to $0.55 million for the nine months ended September 30, 2023 from $3.77 million for the nine months ended September 30, 2022 primarily due to lower volumes sold partially offset by increased weighted average costs per pound sold between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost) accounted for an approximate $3.30 million decrease in costs applicable to vanadium concentrates between periods. Higher weighted average costs per pound (calculated as the change in the year-to-year weighted average cost per pound times current year sales volumes sold) accounted for an approximate $0.08 million increase in costs applicable to vanadium concentrates between periods.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate increased by $1.00 million to $2.31 million for the nine months ended September 30, 2023 from $1.31 million for the nine months ended September 30, 2022 primarily due to increased volumes sold, as well as higher weighted average costs per kilogram. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost per kilogram) accounted for an approximate $0.95 million increase in costs applicable to RE Carbonate revenues between periods. Higher weighted average costs per kilogram (calculated as the change in the year-to-year weighted average cost per kilogram times current year sales volumes sold) accounted for an approximate $0.05 million increase in costs applicable to RE Carbonate between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $2.76 million for the nine months ended September 30, 2022. The underutilized capacity production costs were due to low throughput rates as the Mill ramps up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the nine months ended September 30, 2023

Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs increased to $9.43 million for the nine months ended September 30, 2023 from $6.42 million for the nine months ended September 30, 2022, an increase of $3.01 million or 47%. Exploration, development and processing costs were primarily related to expenses for our Bahia and Whirlwind Projects, as well as continued progression of the RE Carbonate production program at the Mill, which includes net realizable value adjustments to RE Carbonate inventory.
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
Standby costs decreased to $6.18 million for the nine months ended September 30, 2023 from $10.36 million for the nine months ended September 30, 2022, a decrease of $4.18 million or 40%, primarily due to the Alta Mesa divestiture on February 14, 2023, as well as lower costs incurred at the Company’s Colorado Plateau mines and the Mill between periods.
Selling, general and administrative
Selling, general and administrative expenses include costs associated with marketing uranium, corporate costs and other general and administrative costs. Corporate costs consist primarily of payroll and related expenses for personnel, contract and professional services, share-based compensation expense and other overhead expenditures.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased to $16.75 million for the nine months ended September 30, 2023 from $13.70 million for the nine months ended September 30, 2022, an increase of $3.05 million or 22%, primarily due to increased salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations, partially offset by reduced contract and professional services between periods. Our headcount increased to 140 full-time employees as of September 30, 2023 from 117 full-time employees as of September 30, 2022.
Share-based compensation
Share-based compensation increased to $4.03 million for the nine months ended September 30, 2023 from $3.29 million for the nine months ended September 30, 2022, an increase of $0.74 million, primarily due to annual 2023 grant of awards coupled with a higher grant date fair value, completion of the requisite service period for 2022 and additional headcount.
Other Income (Loss)
Gain on sale of assets
For the nine months ended September 30, 2023, we recognized a gain on sale of assets of $119.26 million related to the sale of Energy Fuels’ Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and the $60 million Convertible Note, as well as the completed sale of our PFN tool utilized at Alta Mesa to enCore for total cash consideration of $3.10 million. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Other income (loss)
Other income was $18.60 million, net for the nine months ended September 30, 2023 compared to other loss of $11.46 million, net for the nine months ended September 30, 2022. The change between periods was primarily due to (i) an unrealized gain of $7.58 million on mark-to-market investments and marketable securities accounted for at fair value compared to a loss of $13.92 million on mark-to-market investments and marketable securities accounted for at fair value; (ii) an unrealized gain on our Convertible Note of $6.97 million; (iii) an increase in interest income, net of $3.10 million between periods due to interest earned on marketable debt securities and our Convertible Note; (iv) a realized gain on maturities of our marketable securities of $0.59 million; and (v) a realized gain of $0.18 million on our Convertible Note due to enCore’s early redemption of $20 million of the principal balance, partially offset by lower unrealized foreign exchange gain of $2.28 million between periods.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, S-X project, Pinyon Plain operational readiness and TAT radioisotope initiative, as well as potential business and property acquisitions.
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares pursuant to the ATM in appropriate circumstances. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 and one or more prospectus supplements. The Company’s current U.S. shelf registration statement was declared effective on March 18, 2021 and permits the Company to sell any combination of Securities (as defined therein) in one or more offerings having an aggregate offering price of up to $300.00 million. Most recently, on January 3, 2022, we filed a prospectus supplement with the SEC to our U.S. shelf registration statement, qualifying for distribution up to $50.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the three and nine months ended September 30, 2023, the Company issued 2,048,172 Common Shares for net proceeds of $16.05 million under the ATM. See Note 7 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of September 30, 2023, the Company had working capital of $162.50 million, including $54.54 million in cash and cash equivalents, $70.62 million of marketable securities, approximately 586,000 pounds of uranium finished goods inventory and approximately 906,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(10,982)	$(29,453)
Net cash used in investing activities	(15,892)	(12,672)
Net cash provided by financing activities	15,038	7,463
Effect of exchange rate fluctuations on cash held in foreign currencies	33	(84)
Plus: release of restricted cash related to sale of assets	3,590	—
Net change in cash, cash equivalents and restricted cash	(8,213)	(34,746)
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822
Cash, cash equivalents and restricted cash, end of period	$72,056	$98,076

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net cash used in operating activities
Net cash used in operating activities decreased by $18.47 million to $10.98 million for the nine months ended September 30, 2023 from $29.45 million for the nine months ended September 30, 2022 primarily due to sales of uranium concentrates of $33.28 million less costs applicable to uranium concentrates of $15.32 million, partially offset by lower sales and costs of vanadium concentrates and increased selling, general and administrative expenses and exploration, development permitting and land holding expenses between periods.
Net cash used in investing activities
Net cash used in investing activities increased by $3.22 million to $15.89 million for the nine months ended September 30, 2023 from $12.67 million for the nine months ended September 30, 2022 primarily due to increased purchases of marketable securities of $87.46 million, the acquisition of the Bahia Project for $22.49 million, partially offset by $56.87 million in proceeds from the sale of the Alta Mesa ISR Project and PFN tool, maturities of marketable securities of $41.93 million and proceeds of $20.00 million from the early redemption of the Convertible Note. Additionally, additions to property, plant and equipment and mineral properties increased by $12.07 million between periods. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Net cash provided by financing activities
Net cash provided by financing activities increased by $7.58 million to $15.04 million for the nine months ended September 30, 2023 from $7.46 million for the nine months ended September 30, 2022 primarily due to increased proceeds of $8.16 million for the issuance of Common Shares for cash, net under the ATM between periods, partially offset by increased cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights of $0.84 million. See Note 7 – Capital Stock for more information.
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

Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium and REEs recovered. We may, from time to time, undertake commodity and currency hedging programs with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, RE Carbonate or REE oxides at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of September 30, 2023 (in thousands):

Cash and cash equivalents	$729
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2023 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income (Loss)
Strengthening net earnings	+1% change in U.S. dollar / Cdn$ or R$	$18

Weakening net earnings	-1% change in U.S. dollar / Cdn$ or R$	$(18)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of September 30, 2023, the

Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables, the Convertible Note and marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2022, or in this Form 10-Q for the three and nine months ended September 30, 2023.

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

ENERGY FUELS INC.
(Registrant)

Dated: November 3, 2023	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: November 3, 2023	By:	/s/ Tom L. Brock
Tom L. Brock
Chief Financial Officer