Form 10-K
period 2023-12-31
ENERGY FUELS INC
filed 2024-02-23
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

    Large Accelerated Filer ☒                        Accelerated Filer ☐

    Non-Accelerated Filer  ☐                          Smaller Reporting Company ☐

    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $954.99 million.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of common shares of the Registrant outstanding as of February 21, 2024 was 163,570,079.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our proxy statement for our 2024 Annual and Special Meeting of Shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company's” or “Energy Fuels'”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business in response to improved uranium prices, our rare earth element (“REE”) line of business, including work on our South Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”) and our planned development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional mineral properties; and any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS properties. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and HMS mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with potential mineral acquisitions internationally, including geopolitical considerations; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

•global economic risks, including the occurrence of unforeseen or catastrophic events, such as political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
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
•risks associated with our commercial production of RE Carbonate, separated REE oxides, and potentially other REE and REE-related value-added products (collectively, “RE Products”) at the Mill or elsewhere, including risks: that we may not be able to produce RE Products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell our RE Products at acceptable prices; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying, if pursued in the future; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the uranium reserve program for the U.S. (the “U.S. Uranium Reserve Program”) being subject to appropriation by the U.S. Congress, and the expansion of the U.S. Uranium Reserve Program;
•risks associated with current federal, state and local administrations and changes thereto, including a lack of support of mining, uranium mining, nuclear energy, REE recovery or other aspects of our business;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets and equipment malfunctions;
•risks associated with the depletion of existing Mineral Resources through extraction without comparable replacements;
•risks associated with identifying/obtaining adequate quantities of uranium-bearing materials not derived from conventional material sourced by third parties (“Alternate Feed Materials”) and other feed sources required for the operation of our Mill;
•risks associated with labor costs, labor disturbances and unavailability of skilled labor;
•risks associated with availability and/or fluctuations in the costs of raw materials and consumables used in our production;
•risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, changes in regulatory attitudes and approaches, and delays in obtaining permits and licenses that could impact expected mineral extraction and recovery levels and costs;
•risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise;
•risks associated with our dependence on third parties in the provision of transportation and other critical services;
•risks associated with our ability to obtain, extend or renew land tenure, including mineral leases and surface use agreements, and to negotiate access rights on certain properties, on favorable terms or at all;
•risks associated with potential information security incidents, including cybersecurity breaches;
•risks that we may compromise or lose our proprietary technology or intellectual property in certain circumstances, which could result in a loss in our competitive position and/or the value of our intangible assets;
•risks associated with our ongoing ability to successfully develop, attract and retain qualified management, Board members and other key personnel critical to the success of our business, given limited significant experience in our key industries;
•competition for, among other things, capital, mineral properties and skilled personnel;
•the adequacy of, and costs of retaining, our insurance coverage;
•uncertainty as to reclamation and decommissioning liabilities;
•the ability of our bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending resolution;
•our ability to meet our obligations to our creditors and to access credit facilities on favorable terms;
•risks associated with our relationships with our business and joint venture partners, including associated geopolitical risks;
•failure to obtain industry partner, government, and other third-party consents and approvals, when required;
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value or risks associated with of completed acquisitions, including our acquisition of mineral concessions at the Bahia Project and any future acquisitions;
•risks associated with a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area or implementing a management plan in connection therewith that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project;
•risks associated with fluctuations in price levels for HMS concentrate (“HMC”) and its components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project and any other HMS project the Company may acquire or participate in, which could impact monazite supply for our RE Carbonate, separated REE oxide and any other REE value-added product production;
•risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;

•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, copper (if and when produced) and REE price levels, including the prices for RE Carbonates, separated REE oxides, REE metals and REE metal alloys;
•market prices of uranium, vanadium, REEs and (if relevant) copper, which are cyclical with substantial price fluctuations;
•risks associated with future uranium sales, if any, being required to be made at spot prices, unless we are able to continue to enter into new long-term contracts at satisfactory prices in the future;
•risks associated with our vanadium sales, if any, generally being required to be made at spot prices;
•risks associated with our RE Carbonate sales and REE oxide sales, if any, being tied to REE spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium sales terms at satisfactory prices in the future;
•failure to obtain suitable copper (if and when produced) or REE sales terms at satisfactory prices in the future;
•risks that we may not be able to fulfill all our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiable means that are unfavorable to the Company;
•risks associated with any expectation that we will successfully help in the cleanup of historic abandoned uranium mines;
•risks associated with asset impairment as a result of market conditions;
•risks associated with lack of access to markets and the ability to access capital;
•risks associated with our ability to raise debt financing as may be required or desirable for planned expansion of our operations or for the development of projects with third parties in which we have a joint venture or other interest;
•risks associated with public and/or political resistance to nuclear energy or uranium extraction and recovery;
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
•uranium industry competition, international trade restrictions and the impacts they have on world commodity prices of foreign state-subsidized production, and wars or other conflicts influencing international demand and commercial relations;
•risks associated with foreign government actions, policies and laws and foreign state-subsidized enterprises with respect to REE production and sales, which could impact REE prices, access to global and domestic markets for the supply of REE-bearing ores, and our sale of RE Carbonate, separated REE oxides or REE products and services globally and domestically;
•risks associated with our involvement in industry petitions for trade remedies and the extension of the Russian Suspension Agreement, including costs of pursuing such remedies and the potential for negative responses or repercussions from various interest groups, consumers of uranium, and participants in other phases of the nuclear fuel cycle domestically and abroad;
•risks associated with governmental or regulatory agency actions, policies, laws, regulations and interpretations with respect to nuclear energy or uranium extraction and recovery, as well as to REE and other mineral extraction and recovery activities;
•risks related to potentially higher than expected costs related to any of our projects or facilities;
•risks related to our ability to potentially recover copper from our Pinyon Plain Project, should we decide to pursue it;
•risks related to stock price, volume volatility and market events and our ability to maintain inclusion in various stock indices;
•risks related to our ability to maintain our listings on NYSE American and the Toronto Stock Exchange (“TSX”);
•risks related to dilution of currently outstanding shares from additional share issuances, depletion of assets, etc.;
•risks related to our securities, including securities regulations, and our lack of dividends;
•risks related to our issuance of additional freely tradeable common shares of the Company (“Common Shares”) under our At-the-Market program (“ATM”) or otherwise to provide adequate liquidity in depressed commodity market situations;
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
•risks related to proposed or completed land exchanges made between federal and state agencies that may impact our unpatented mining claims and other rights, including: undesirable changes to our mineral tenure on exchanged lands; and/or the application of production royalties not previously owed on the claims; and
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful.

Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REEs and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our RE Carbonate production, planned production of separated REE oxides or any other proposed REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no conservation units or environmental protection areas or management plans that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project; and that we maintain ongoing relations with our employees and with our business and joint venture partners.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the following section headings in Part I of this Annual Report: Item 1. Description of the Business; Item 1A. Risk Factors; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.

Market, Industry and Other Data

This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar sources.

We qualify all forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES

We are a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) reporting purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and also listed on the TSX, this Annual Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for the year ended December 31, 2023, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework effective as of 2021, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators (the “CSA”) that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

For purposes of S-K 1300 and NI 43-101, as at December 31, 2023, the Company was classified as a development stage issuer because it was engaged in the preparation of Mineral Reserves for extraction on at least one material property. The Company will be considered a production stage issuer if it engages in material extraction of a Mineral Reserve from at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve. Accordingly, the Company is expected to be considered a production stage issuer in 2024 as a result of its commencing mining at the Pinyon Plain Project in late 2023 and its expected continuance of mining activities through 2024.

All mineral disclosure reported in this Annual Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

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
•Production Stage Issuer: is an issuer that is engaged in material extraction of mineral reserves on at least one material property.
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
•Qualified Person: means an individual who:
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
•Assay: The testing of a metal or natural material to determine its ingredients and quality.
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
•HMC: Heavy Mineral Sand concentrate, containing approximately 80-90% heavy minerals.
•HMS: Heavy Mineral Sand.
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

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure

Energy Fuels Inc. is an Ontario corporation with its corporate offices located in Lakewood, Colorado (a city in the Denver metropolitan area). It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the Business Corporations Act (Ontario) (the “OBCA”). On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles of Incorporation to consolidate its issued and outstanding, freely tradable Common Shares on the basis of one post-consolidation Common Share for every 50 pre-consolidation Common Shares (the “Consolidation”).

The Company’s U.S.-based assets, which include uranium, vanadium and REE extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly, as the case may be, by the Company’s wholly owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). The Company, through its wholly owned subsidiary Energy Fuels Brazil Ltda., acquired the Bahia Project in the State of Bahia, Brazil on February 10, 2023, which consists of 17 mineral concessions totaling approximately 37,300 acres or 58.3 square miles. See “Part I, Item 1. Description of Business - Material Transactions,” “Part I, Item 1. Description of Business - 2023 Corporate Developments” and Part I, Item 2. “Description of Properties - The Bahia Project,” below. On February 14, 2023, the Company sold its Alta Mesa Project in Texas through the sale of its three Texas subsidiaries, Leoncito Project, LLC, Leoncito Plant, LLC and Leoncito Properties, LLC. See “Part I, Item 1. Material Transactions,” below. All of the Company’s U.S.-based employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly owned subsidiary of EF Holdings, which also serves as operator of all of the Company’s U.S. properties. A diagram depicting the organizational structure of the Company and its subsidiaries, including the name, U.S. state, Canadian province or Brazilian state of incorporation, and proportion of ownership interest of each, is included as Exhibit 21.1 to this Annual Report. Energy Fuels owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.

Each of the Company’s subsidiaries has its principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, though additional support offices are located at a number of Company properties. The registered office of EFUSA and principal place of business for the Company is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East, Suite 308 Toronto, Ontario, M5C 1P1, Canada. The Company’s website address is www.energyfuels.com.

The primary trading market for Energy Fuels’ Common Shares is the NYSE American under the trading symbol “UUUU,” and the Company’s Common Shares are also listed on the TSX under the trading symbol “EFR.” Energy Fuels is a U.S. domestic issuer for SEC reporting purposes and, in addition, is a reporting issuer in all Canadian provinces. Options on Energy Fuels’ Common Shares are traded on The Chicago Board Options Exchange. The Designated Primary Market Maker for the Options is Group One Trading, LP. Citadel Securities is the Company’s Market Maker on the NYSE American.

On December 5, 2023, IsoEnergy Ltd. (TSXV: ISO; OTCQX: ISENF) (“IsoEnergy”) and Consolidated Uranium Inc. (TSXV: CUR; OTCQB: CURUF) (“CUR”) announced the successful completion of a previously announced arrangement whereby IsoEnergy acquired all the issued and outstanding common shares of CUR (the “CUR Shares”). Pursuant to the arrangement, CUR’s shareholders received 0.500 common shares of IsoEnergy for every one common share of CUR. At the time of the arrangement, the Company held 16,189,548 CUR Shares, which, when converted, resulted in an approximate ownership interest in IsoEnergy’s common shares of 5.0%. Concurrently, IsoEnergy engaged in a marketed private placement offering of 8,134,500 subscription receipts. In order to maintain its post-arrangement ownership interest in IsoEnergy, the Company agreed to invest additional capital in IsoEnergy by purchasing 406,650 additional common shares as a part of the capital raise. As a result, the Company now holds a total of 8,501,424 common shares of IsoEnergy, constituting an approximate 5.0% ownership interest of IsoEnergy common shares upon completion of the merger and private placement offering.

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

Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting, and evaluation of uranium properties in the U.S. The Company also extracts and recovers vanadium from certain of its uranium projects, as market conditions warrant. In 2021, the Company commenced its ramp-up to commercial production of RE Carbonate, another byproduct of the uranium recovery process, and produced and sold commercial quantities of RE Carbonate in 2021, 2022 and 2023. To further its REE initiatives, the Company is currently undertaking enhancements and modifications to existing circuits at the Mill for the planned commercial separation of neodymium-praseodymium (“NdPr”) oxide from its RE Carbonate, while at the same time producing a “heavies” (Sm+) RE Carbonate. The Company also continues to evaluate the potential to recover radioisotopes from its existing process streams needed for emerging TAT cancer therapeutics. The Company’s Mill is the only conventional uranium mill, and the only uranium, vanadium and REE recovery facility operating in the U.S., and has a licensed capacity to produce over 8 million pounds of U3O8 per year.

The Company is also securing its own sources of uranium- and REE-bearing monazite sands, and in February 2023 acquired the Bahia Project in Brazil (see “Part I, Item 1. Description of Business - Material Transactions,” “Part I, Item 1. Description of Business - 2023 Corporate Developments” and “Part I, Item 2. Description of Properties - The Bahia Project” below) in furtherance of a fully integrated U.S.-based REE supply chain. The Company continues to engage in active discussions to secure other sources of monazite sands, thereby diversifying its supply base and strengthening its REE business. In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from natural or native ores, referred to as “Alternate Feed Materials,” at its Mill, thereby recycling materials back into the market that would otherwise be lost to direct disposal.

With its uranium, vanadium, REE and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S. Uranium is the fuel for carbon-free, emission-free baseload nuclear power, and one of the cleanest forms of energy in the world. The REEs we are now producing are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy technologies. The radioisotopes we are evaluating for recovery from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer-fighting therapeutics. The very heart of our business – uranium and rare-earth production and recycling – helps us play a part in addressing global climate change, reducing air pollution, and making the world a cleaner and healthier place.

The Company owns conventional uranium, uranium/vanadium and HMS properties and projects in various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby.

Energy Fuels also owns the Nichols Ranch Uranium Recovery Facility in Wyoming (the “Nichols Ranch Project”), which is a fully permitted uranium ISR facility with a licensed capacity to produce 2 million pounds of U3O8 per year. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production in 2025. See “The Nichols Ranch ISR Project” under Item 2 below.

ISR Operations
The Company conducts its ISR activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”).

The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”); and (iv) a licensed satellite ISR uranium project (the “Hank Project”), which, if and when put into production would include an ISR satellite processing plant (the “Hank Satellite Plant”) that, when constructed, would produce loaded-resin, and associated planned wellfields (together, the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the West North Butte property (the “West North Butte Property”) and the North Rolling Pin property (the “North Rolling Pin Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels and 19% by United Nuclear, LLC (see “Part II, Item 8. Financial Statements and Supplementary Data - Note 17 Related Party Transactions”).
The Nichols Ranch Project is an ISR facility with production currently on standby that recovers uranium through a series of injection and recovery wells. Using groundwater fortified with oxygen and sodium bicarbonate, uranium is dissolved within a deposit. The uranium-bearing groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant where the uranium is extracted from the water. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities.

Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in 2014. In 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in early 2016. The Nichols Ranch Project was placed on standby in 2020. As a result, the Company recovered de minimis pounds of U3O8 from the Project in 2023 and expects to recover de minimis quantities of U3O8 in 2024. Nichols Ranch is expected to be able to ramp back up to commercial production levels with limited required capital within approximately six to twelve months of a decision to recommence production. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production in late 2024 or in 2025. See “Part II, Item 7. Operations Update and Outlook for 2024: ISR Extraction and Recovery Activities.”

The Company sold its Alta Mesa ISR Project for total consideration of $120 million, which closed on February 14, 2023 (see “Part I, Item 1. Description of Business - Material Transactions” and “Part I, Item 2. Description of Properties - ISR Uranium Activities” below).

Conventional Operations

The Company conducts its conventional uranium, REE, vanadium and potential medical radioisotope extraction and recovery activities through the Mill, which is the only operating conventional uranium mill, and the only uranium, REE and vanadium processing facility in the United States. The Mill located near Blanding, San Juan County, Utah, is centrally located such that it can conveniently and cost-effectively be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region, as market conditions warrant.

The Mill is licensed to process 2,000 tons of ore per day and over 8 million pounds of U3O8 per year. It is primarily a uranium recovery facility but can also recover REEs and vanadium along with uranium from various uranium ores. During the year ended December 31, 2023, the Company did not recover any pounds of uranium at the Mill, other than uranium from its monazite processing that is expected to remain in circuit and not be packaged in 2024. The Mill can recycle other uranium-bearing materials not derived from natural or native ores, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In addition, the Mill is also evaluating the potential to recover certain radioisotopes from its existing process streams that can be used for TAT medical purposes.

The Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements and/or as market conditions warrant. Over the years, Company-owned and third-party owned conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby in response to changing market conditions. Since 2007, the Mill has primarily recovered U3O8 from conventional sources, including its La Sal Complex (the “La Sal Project”), Daneros Project and Tony M property in Utah (the latter two of which were sold in 2021); its Arizona 1 project (the “Arizona 1 Project”) and its Pinenut project (the “Pinenut Project”) (which is currently in an advanced state of reclamation) in Arizona, as well as from a number of Alternate Feed Materials in furtherance of its core recycling program of third-party materials otherwise subject to direct disposal.

In 2023, the Company focused on preparing its La Sal, Beaver, Whirlwind and Pinyon Plain Projects for future potential production, while maintaining its Nichols Ranch Project and other conventional mining properties on standby. In late 2023, the Company commenced uranium production at its Pinyon Plain Project and its La Sal and Pandora mines (the La Sal and Pandora mines each comprise a portion of the La Sal Project). Once production is fully ramped up at the three mines, which is currently planned for mid- to late-2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from the three mines during 2024 will be stockpiled at the Mill for processing that is anticipated to start in late 2024 or in 2025, subject to market conditions, contract requirements and/or the Mill’s schedule. The Company is also preparing two (2) mines (the Whirlwind mine and the Nichols Ranch ISR project) to commence uranium production within one (1) year, which would increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting in 2025, if strong market conditions continue as expected.
At the same time, the Company will continue to produce uranium from its Alternate Feed Material recycling program, which is expected to result in an estimated 150,000 pounds of finished U3O8 in 2024, while the Company stockpiles ore as raw materials from its conventional mines pending the upcoming Mill run. The Company also expects to commence an ore-buying program from third-party miners in 2024, which is expected to increase the Company’s short-term uranium production profile even further. In 2024, the Company also plans to advance permitting on the Roca Honda, Sheep Mountain and Bullfrog Projects, which could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. Furthermore, the Company expects to produce at a run-rate of 1.0-2.0 million pounds of vanadium per year, which could be held as in-process inventory or processed into finished V2O5 available for sale into improving markets.
During 2024, Energy Fuels expects to sell 200,000 pounds of uranium into its existing portfolio of long-term contracts, which is expected to occur in Q1-2024. In addition, a utility customer has the option to purchase a further 100,000 pounds of uranium from Energy Fuels in 2024. The Company has already sold an additional 100,000 pounds of U3O8 on the spot market during Q1-2024 at a weighted average sales price of $102.88 per pound. The Company holds uncommitted inventory and, with the benefit of future production, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2024 and beyond. The Company expects uranium inventories to total between approximately 585,000 to 935,000 pounds of U3O8 at year-end 2024, subject to unknown potential other uranium spot sales and purchases and the amount and time of ore production from the Pinyon Plain mine and Alternate Feed stockpiles in 2024.

In addition to the Company’s uranium business, the Company will also continue to advance its REE program at the Mill in 2024, along with the Mill’s uranium production, to fully capitalize on the Mill's unique and valuable capabilities. As previously announced, the Mill is in the process of installing the capacity to produce up to 1,000 tonnes of neodymium-praseodymium (“NdPr”) oxide per year, subject to receipt of sufficient monazite feed. This capacity is expected to be completed in Q1 2024. This quantity of NdPr oxide could power up to 1 million electric vehicles (“EVs”) per year. At the current time, the Company expects to produce roughly 25 – 35 tonnes of NdPr oxide, plus approximately 10 – 20 tonnes of an Sm+ RE Carbonate, in Q2 2024 as it ramps-up and optimizes the newly installed circuit, after which the Mill currently plans to focus solely on uranium and uranium/vanadium production through at least mid-2026. Subject to successful exploration, permitting and development of the Bahia Project and market conditions, the Company currently expects that monazite produced from the Company’s Bahia Project could be available for processing at the Mill commencing as early as 2026 to produce uranium, NdPr oxide and an Sm+ RE Carbonate (or separated Terbium (“TB”) and Dysprosium (“DY”) oxides instead of an Sm+ RE Carbonate) along with continued uranium production from the Company’s Pinyon Plain, La Sal, Pandora and potentially Whirlwind mines. Similarly, if the Company successfully completes its previously announced potential joint venture on the Donald Rare Earth and Mineral Sands Project, located in the Wimmera Region of the State of Victoria, Australia (the “Donald Project”) (see “Part I, Item 1. 2023 Corporate Developments,” below), monazite production from that project could also be available at the Mill as early as 2026, subject to market conditions, successful development of that project and successful development of the Company’s Phase 2 crack and leach and Separation Facility (see “Part I, Item 1. Development of REE Separation Capability,” below). The Company is also in active discussions with several parties globally to acquire additional quantities of natural monazite, which, if secured and delivered to the Mill, could result in significant additional quantities of uranium and separated REE oxide production as early as 2028. The Company expects to sell all the NdPr it produces in 2024 to Neo Performance Materials (“Neo”) under an existing contractual arrangement with Neo. Potential REE production after 2024 is currently uncontracted. The Mill's REE production is complementary to its uranium production and is not intended to diminish the Mill's uranium production profile in any way.

The Company will continue to selectively sell its vanadium pentoxide (“V2O5”) inventory (approximately 905,000 pounds as of December 31, 2023) on the spot market as markets warrant, but will otherwise continue to maintain it in inventory. No vanadium production is currently planned for 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.

The Company currently has approximately 685,000 pounds of finished U3O8 inventory held at the Mill and at conversion facilities owned by ConverDyn and Cameco, along with approximately another 436,000 pounds of U3O8 contained in stockpiled Alternate Feed Materials and mineralized material inventory that is expected to be processed for recovery in the future. In addition, there remains an estimated 1.0 to 3.0 million pounds of solubilized recoverable V2O5 remaining in the Mill’s tailings facility awaiting future recovery, as market conditions may warrant. See Part II, Item 7 “Outlook: Conventional Extraction and Recovery Activities.”

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

The Company’s principal conventional properties include the following:

•the Mill, which is an operating 2,000 ton-per-day uranium, vanadium and REE processing facility located in Utah and held through the Company’s subsidiary EFR White Mesa LLC. See “Part I, Item 2.D. The White Mesa Mill”;
•the Pinyon Plain Project, which is a fully permitted and operating uranium project with all surface facilities and a shaft in place (see “Part I, Item 2.E. The Pinyon Plain Project”);
•the Bahia Project, which is comprised of 17 heavy minerals concessions covering 37,300 acres or 58.3 square miles, held through the Company’s subsidiary Energy Fuels Brazil Ltda. (see “2023 Corporate Developments,” below);
•the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 project (the “Arizona 1 Project”), which is a fully permitted uranium project on standby; and the EZ properties (“EZ Properties”), which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Part I, Item 2K. Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip”;
•the Roca Honda Uranium Project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd. and Roca Honda Resources LLC. See “Part I, Item 2.F. The Roca Honda Project”;
•the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including permitted open pit and underground components held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “Part I, Item 2G. The Sheep Mountain Project”;
•the Bullfrog Project (the “Bullfrog Project”), which is located in south central Utah near the town of Ticaboo, and which is held by the Company’s subsidiary EFR Henry Mountains LLC. See “Part I, Item 2H. The Bullfrog Project”;
•the La Sal Complex of uranium and uranium/vanadium projects (the “La Sal Project”) (see “Part I, Item 2I. The La Sal Project”) and the Whirlwind uranium/vanadium project (the “Whirlwind Project”), both of which are located near the Colorado/Utah border (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See “Part I, Item 2K. Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau”; and
•a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See “Part I, Item 2K. Non-Material Mineral Properties.”

Mineral Exploration

Energy Fuels holds a number of exploration properties in the Colorado Plateau, Arizona Strip, and Powder River Basin Districts. Energy Fuels conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No further exploration drilling has been performed at these properties since 2013. See “Part I, Item 2K. Non-Material Mineral Properties.” The Company plans to engage in an exploration and drilling program at its Nichols Ranch Project and further delineation at its Pinyon Plain Project in 2024. See “Part I, Item 2. The Nichols Ranch Project, The Company’s Planned Work” and “Part I, Item 2. The Pinyon Plain Project, The Company’s Planned Work.”

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

On April 13, 2020, the Company announced its entry into the REE sector by embarking on a program to evaluate the production of REEs and uranium at the Mill from uranium and REE-bearing mineralized materials, thereby taking a step towards bringing the REE supply chain back to the U.S. Later that year, the Company successfully produced a mixed RE Carbonate on a pilot scale using existing Mill infrastructure and technologies, along with the contained uranium, from a sample of monazite sands. For reference, RE Carbonate is an intermediate product which is sent to an REE separation facility for separation into individual REE oxides, which is the next step in producing usable REE products. Additionally, in 2020, the Company secured a three-year supply agreement for natural monazite sands from The Chemours Company’s Offerman Mineral Sand Plant in Georgia, USA, which is currently in the process of being renegotiated after unexpected shortfalls in the monazite delivery schedule.

Then, in 2021, the Company and Neo announced a new rare earth production initiative spanning European and North American critical material supply chains, pursuant to which Energy Fuels processes natural monazite sands for the recovery of uranium and RE Carbonate at the Mill and ships the RE Carbonate to Neo’s NPM Silmet AS REE separations facility in Estonia (“Silmet”), where it is made into separated REE materials for use in REE permanent magnets and other REE-based advanced materials. This is the most advanced REE material being produced in the U.S. today at scale, since it is a high-purity product ready for REE separation without further processing, refining or purification.

In February 2023, the Company acquired the Bahia Project in Brazil, which holds significant quantities of heavy minerals, including monazite (see “Part I, Item 1. Description of Business - Material Transactions” below). The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases. The Company is currently in advanced discussions with several additional current and future monazite producers around the world to potentially supply Energy Fuels’ REE initiatives.

Development of REE Separation Capability

In producing its commercial RE Carbonate, the Company has been separating lanthanum (“La”) and cerium (“Ce”) from the RE Carbonate stream utilizing existing Mill infrastructure in order to produce an RE Carbonate product with higher concentrations of NdPr and “heavy” REEs. This is the first commercial-level REE separation to occur in the U.S. in many years. Energy Fuels is also proceeding with the modification and enhancement of its infrastructure at the Mill (“Phase 1”) to expand its REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide by early 2024, followed by planned further enhancements to expand NdPr production capability (“Phase 2”) and to produce separated Dy, Tb and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams.

The Company began construction on its “Phase 1” REE separation facilities in 2023, which includes modifications and enhancements to the solvent extraction (“SX”) circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 MT of monazite per year from the Mill’s process streams, producing roughly 4,000 to 5,000 MT TREO, containing roughly 800 to 1,000 MT of recoverable separated NdPr oxide per year, subject to receipt of sufficient monazite supply. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total between $16 million and $18 million, or approximately $7 million to $9 million less than our initial $25 million budget. “Phase 1” is expected to be operational in early 2024, subject to successful construction and commissioning. At the current time, the Company expects to produce roughly 25 – 35 tonnes of NdPr oxide plus approximately 10 – 20 tonnes of an Sm+ RE Carbonate in Q2 2024, as it ramps-up and optimizes the newly installed circuit. If these milestones are achieved, Energy Fuels believes it will be the ‘first to market’ among U.S. companies with commercial quantities of separated NdPr available to EV, renewable energy and other companies for offtake.

During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process roughly 30,000 to 50,000 MT of monazite per year, depending on the availability of monazite and expected recovery of roughly 15,000 to 25,000 MT of TREO, containing roughly 3,000 to 5,000 MT of NdPr oxide per year, or sufficient NdPr for 1.5 to 5.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be constructed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. The Company expects to complete “Phase 2” in 2027, subject to licensing, financing and receipt of sufficient monazite feed.

During “Phase 3,” Energy Fuels expects to add “heavy” REE separation capabilities, including the production of Dy, Tb, and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce La and Ce products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus other REE-bearing ores, like bastnaesite, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” “Phase 3” is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. The Company also expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2.” During these earlier phases, the Company expects to produce NdPr oxide and a samarium-plus (“Sm+”) ”heavy” REE concentrate, which the Company will either sell or stockpile as feed for “Phase 3” REE separation. For reference, the monazite the Company has analyzed to date contains roughly 1% to 3% Dy and Tb, so 10,000 MT of monazite is expected to contain roughly 100 to 300 MT of Dy and Tb. The Company expects to complete “Phase 3” in 2028, subject to licensing, financing, and receipt of sufficient feed. Alternatively, the Company may delay Phase 2 and combine Phase 2 and Phase 3 separation capability.

See also “The Rare Earth Element Market,” below, for further details on the REE market and “Part II, Item 7. Rare Earth Sales” and “Update on Rare Earth Element Initiative” for further details on the above-referenced REE developments.

There are a number of risks inherent to the Company’s REE activities. See “Part I, Item 1A. Risk Factors.”

The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics

On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran LLC (“RadTran”), a technology development company focused on closing critical gaps in the procurement of medical isotopes for TAT cancer therapeutics and other applications.

TAT is an in-development method of targeted radionuclide therapy for various cancers. It employs radioactive substances which undergo alpha decay to treat diseased tissue at close proximity. It has the potential to provide highly targeted treatment, especially to microscopic tumor cells. As in diagnostic nuclear medicine, appropriate alpha-emitting radionuclides can be chemically bound to a targeting biomolecule, such as a peptide, which carries the combined radiopharmaceutical to a specific treatment point (the cancerous cells). During the last decade, radiolabeled peptides that bind to different receptors on the tumors have been investigated as potential therapeutic agents both in the preclinical and clinical settings. Peptides, such as octreotide, alpha-melanocyte-stimulating hormone analogues, arginine-glycine-aspartic acid-containing peptides, bombesin derivatives and others may all be feasible for use with alpha-emitters.

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

San Juan County Clean Energy Foundation

On September 16, 2021, the Company announced its establishment of the San Juan County Clean Energy Foundation (the “Foundation”), a fund specifically designed to contribute to the communities surrounding the Mill in southeastern Utah. Energy Fuels deposited an initial $1 million into the Foundation at the time of formation and now provides ongoing funding equal to 1% of the Mill’s revenues, thereby providing an ongoing source of funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.

A seven-person Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and is making its recommendations to the Foundation’s Managers for final review and approval, who are currently the President and Chief Executive Officer and the Executive Vice President and Chief Legal Officer of the Company. As of the 2024 year-end, the Foundation has awarded 15 grants totaling $323,210, of which $236,710 was committed to American Indian initiatives. The Foundation’s website address is: https://sanjuancountycleanenergy.org/. The Foundation’s website and the contents thereof should not be considered to be incorporated by reference into this Annual Report.

Material Transactions

Sale of the Alta Mesa ISR Project

On February 15, 2023, the Company announced that it had closed on its sale of three wholly owned subsidiaries that together held Energy Fuels’ Alta Mesa ISR Project to enCore Energy (“enCore”) for total consideration of $120 million, paid as follows:
a.$60 million cash at or prior to closing; and
b.$60 million in a secured convertible note (the “Convertible Note”), payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note was convertible at Energy Fuels’ election into enCore shares at a conversion price of $2.9103, being a 20% premium to the 10-day volume-weighted average price of enCore's common shares ending the day before the closing. enCore is currently traded on the TSXV and NYSE American stock exchanges. The Convertible Note was guaranteed by enCore Energy Corp. and was fully secured by Alta Mesa. Except where the Company executed a block trade or similar distribution to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels was limited to converting the Convertible Note into a maximum of $10 million principal amount of the Convertible Note per thirty (30)-day period.

In addition, enCore was required to replace the existing reclamation bonds for the Alta Mesa project (approximately $10.3 million) shortly after the closing of the transaction, which resulted in Energy Fuels receiving an additional $3.6 million cash as a return of collateral from those bonds. The Company estimates that the sale of Alta Mesa reduced Energy Fuels’ cash burn by approximately $2 million per year, which affords the Company additional resources to allocate to Energy Fuels’ uranium, REE, vanadium and medical isotope business plans for the next two to three years.
During 2023, enCore redeemed $40.0 million of the principal amount of the Convertible Note and paid $1.8 million of interest to the Company in partial fulfillment of its obligations under the Convertible Note. On November 9, 2023, the Company sold the remaining $20.0 million principal amount of the Convertible Note for $21.0 million plus $1.5 million in unpaid accrued interest, less a sales commission of $0.1 million paid to a third-party broker. As a result, the Company received net cash proceeds of $64.2 million related to the redemptions, sale and interest received.
Acquisition of the Bahia Project in Brazil
On February 13, 2023, the Company announced that it had completed its previously announced acquisition of seventeen (17) mineral concessions between the towns of Prado and Caravelas in the State of Bahia, Brazil, totaling 15,089.71 hectares (or approximately 37.300 acres or 58.3 square miles) (the “Bahia Project”), for total cash consideration of $27.50 million. The Bahia Project is a well-known HMS deposit that has the potential to supply 3,000 to 10,000 metric tons of natural monazite concentrate per year for decades to the Mill for processing into high-purity REE oxides and other materials. The Company is currently in the midst of a sonic drilling program on the property to further define and quantify the HMC resource. The Company is also sampling the material and sending the material to laboratories for testing, including metal assay, mineralogic characterization and process testing. The Company expects to announce drilling results this year, and to engage industry experts to calculate an initial mineral resource estimate compliant with S-K 1300 (U.S.) and NI 43-101 (Canada).
2023 Corporate Developments

In addition to the Material Transactions detailed above, the Company saw the following corporate developments in 2023:

On January 19, 2023, the Company sold 300,000 pounds of U3O8 to the U.S. Uranium Reserve Program for $18.47 million, or $61.57 per pound. During 2023, the Company sold a total of 560,000 pounds of uranium to the U.S. Uranium Reserve Program and into its portfolio of long-term contracts for a weighted-average sales price of $59.42 per pound.

During Q1-2023, the Company began modifying and enhancing its existing SX circuits at the Mill to be able to produce separated REE oxides (see “Phase 1” discussion under “Part I, Item 1. Description of Business - Development of REE Separation Capability,” above). Phase 1, which is expected to be completed in Q1-2024 and commissioned in Q2-2024, is expected to have the capacity to produce 800 to 1,000 metric tons of separated NdPr oxide, subject to successful commissioning and ramp-up and receipt of sufficient monazite feed.

On December 21, 2023, the Company announced that, in response to strong uranium market conditions, it had commenced uranium production at three of its permitted and developed uranium mines located in Arizona and Utah. In addition, the Company announced that it is preparing two additional mines in Colorado and Wyoming for expected production within one year and advancing permitting on several other large-scale U.S. mine projects in order to increase uranium production in the coming years. Once production is fully ramped up at the three mines, including the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project), the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore will be stockpiled at the Mill for processing in 2024 or 2025, subject to market conditions, contract requirements and/or the Mill’s schedule.

On December 27, 2023, the Company announced that it had entered into a non-binding Memorandum of Understanding (“MOU”) with Astron Corporation Limited (“Astron”) to jointly develop the Donald Project in Australia. The Donald Project is a well-known and “shovel-ready” critical mineral deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand in an REE concentrate (“REEC”) that would be transported to the Company’s Mill for the recovery of REE oxides and along with the contained uranium. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The MOU contemplates that the joint venture (the “Venture”) would initially consist of operations to mine 7.5 million metric tons of ore per year to produce approximately 200,000 to 250,000 metric tons of HMC per year and approximately 7,000 to 8,000 metric tons of REEC (“Stage 1”). It is contemplated that, as soon as practicable after commencing Stage 1 commercial production, the Venture would double ore production to 15 million metric tons per year to produce approximately 400,000 to 500,000 metric tons of HMC per year and approximately 13,000 to 14,000 metric tons of REEC per year (“Stage 2”). The MOU sets out in broad terms the basis upon which the parties would enter into an Australian incorporated Venture covering the tenements MIN5532 and RL2002, which together form the Donald Project. The MOU provides for the continuation of due diligence by Energy Fuels and the negotiation of definitive and binding agreements governing the venture. The MOU provides for Energy Fuels to invest Aus$180 million (approximately $117 million at current exchange rates) to earn a 49% interest in the Venture. In addition, the Company would issue to Astron common shares having a value of $17.5 million in consideration of RL2002 being included in the Venture. There can be no assurance that the Company will enter into definitive agreements to govern the Venture, or if entered into, that the terms will be as set out in the MOU.

Corporate Officers

Effective July 14, 2023, John L. Uhrie departed from the Company and ceased to be its Chief Operating Officer. Effective December 31, 2023, Tom L. Brock departed from the Company and ceased to be its Chief Financial Officer. Effective January 1, 2024, Nathan R. Bennett assumed his appointment as the Company’s Chief Accounting Officer/Interim Chief Financial Officer.

Company Strategy

Energy Fuels intends to continue to strengthen its position as a leading uranium extraction and recovery company in the U.S., supporting that goal through uranium recovery from mined ore, Alternate Feed Materials processing, third-party processing, monazite processing, and potential land cleanup work on abandoned uranium mines (“AUM”) throughout the western U.S. and elsewhere. The Company’s strategy is to maintain and advance its ability to increase uranium production in current and improved market conditions through the Mill (currently operating), the Pinyon Plain Project and the La Sal and Pandora mines

(each of the La Sal and Pandora mines constitutes a portion of the La Sal Project) (currently operating) and the Nichols Ranch Project (mining operations currently on standby, maintained in a ready-state), as well as through a large uranium resource base, its Alternate Feed Materials recycling program, and existing conventional projects under construction and/or in permitting. The Company will also be performing exploration activities to increase its resource base. In addition, the Company intends to continue producing vanadium as a co-product of uranium from certain of its vanadium-base properties, as market conditions warrant. In 2024, the Company expects to continue production from the three above-mentioned conventional uranium mines now in operation, to prepare two additional conventional uranium mines for potential production as soon as 2025, to complete, commission and optimize its Phase 1 REE separation circuit in early 2024 and produce separated NdPr oxide and an Sm+ RE Carbonate along with uranium from monazite sands through Q2 2024. The Company also expects to advance its Bahia Project in Brazil, to continue to evaluate entering into a Venture on the Donald Project with Astron in Australia, and to secure additional sources of monazite and potentially other feed for its emerging REE business. See “The Company’s Rare Earth Elements Business,” above. The Company will also continue to evaluate the potential for recovering certain radioisotopes from its existing process streams for use in making medical isotopes for emerging TAT cancer treatments. See “The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics,” above.

As a result of the foregoing, we are now or intend to engage in the following activities in 2024:

•in response to improving uranium market conditions, the Company recently began ramping up commercial uranium ore production at its conventional uranium Pinyon Plain and Pandora mines and its conventional uranium/vanadium La Sal Project. By mid- to late-2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Uranium-bearing ore will be stockpiled at the Mill and processed later in 2024 or 2025;

•the Company expects to produce between 150,000 and 500,000 pounds of finished U3O8 during 2024 from conventional ore and Alternate Feed Materials, depending on the timing of ramp up of production at the Company’s Pinyon Plain, La Sal and Pandora mines;

•the Company expects to sell between 300,000 and 600,000 pounds of uranium during 2024, of which between 200,000 and 300,000 pounds will be sold under its existing long-term contracts with utilities, with the remaining sales occurring on the spot market;

•the Company expects to perform exploration activities at its Nichols Ranch Project and further delineation drilling at its Pinyon Plain Project to increase its resource base;

•the Company expects to prepare two additional uranium mines (the Nichols Ranch ISR Project and the Whirlwind Project) to be ready to resume uranium ore production as soon as 2025. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or procurement of additional long-term contracts;

•continue the Company’s ongoing efforts to develop a fully integrated U.S. REE supply chain, including the development of the Company’s Bahia Project in Brazil; the potential acquisition of additional sources of monazite sands; the completion, commissioning, and optimization of the Phase 1 REE separation capabilities at the Company’s Mill in early 2024; and the production of NdPr oxide and an Sm+ RE Carbonate, along with uranium, from monazite sands through Q2 2024 (see “The Company’s Rare Earth Elements Business,” above);

•continue to pursue additional Alternate Feed Materials, third-party processing and other sources of feed for the Mill (including potential material recovered from AUM and other land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions;

•continue to maintain projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant;

•advance permitting and evaluation activities for the Sheep Mountain, Roca Honda and/or Bullfrog Projects; and

•continue to evaluate the potential for recovering and selling certain radioisotopes from the Mill’s existing process streams for use in making medical isotopes for emerging TAT cancer treatments.

Uranium Sales

With recent uranium market improvements, existing long-term sales commitments and the improved prospect of procuring additional long-term sales commitments, the outlook for sustained profitable production for the Company has improved significantly from the weak uranium market conditions that lasted until mid-2021.

As of the date of this Annual Report, the Company has entered into three uranium sales contracts with U.S. nuclear utilities, with 200,000 pounds of deliveries that occurred in January 2024 at an average price of $75.13 per pound (totaling $15.0 million). The Company has also entered into agreements to sell 100,000 pounds to each of two customers at an average price of $102.88 per pound, with deliveries expected to occur in March 2024 (totaling $10.29 million). In addition, a utility customer has the option to purchase an additional 100,000 pounds of uranium from the Company in 2024 by providing notice to the Company on or before October 1, 2024. The Company holds uncommitted inventory and, with the benefit of production in 2024 and beyond, will continue to evaluate additional spot and/or long-term uranium sales opportunities up to 300,000 pounds during 2024 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions and contract requirements. The Company also completed the purchase of 100,000 pounds of U.S. origin U3O8 during Q4-2023 at a price of $81.00 per pound (totaling $8.10 million).

The Company expects uranium inventories to total between approximately 585,000 and 935,000 pounds of U3O8 at year-end 2024, subject to 2024 production levels and uranium sales and purchases. Energy Fuels’ uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories, purchases and new production will be sufficient to meet contract requirements through 2024 and over the life of the supply contracts, along with discretionary spot sales in 2024, as market conditions may warrant.

Overview of Uranium Market

The primary use of uranium is to fuel nuclear power plants for the generation of carbon- and emission-free electricity.

According to the World Nuclear Association (“WNA”), as of January 2024, there were 437 operable nuclear reactors world-wide, which required approximately 170.7 million pounds of U3O8 annually at full operation. Worldwide, there are currently 61 new reactors under construction with an additional 115 reactors on order or in the planning stage and 326 having been proposed.

According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.

According to the WNA, the U.S. currently has 93 operating reactors, one reactor under construction, and another 21 reactors on order, planned or proposed. According to the U.S. Energy Information Administration (“EIA”), in 2022, the U.S. produced approximately 18.2% of its electricity from nuclear technology, while, according to the Nuclear Energy Institute (“NEI”), the U.S. achieved an average capacity factor of 92.7%, leading all other carbon-free sources by a wide margin. According to the EIA, U.S. utilities purchased approximately 40.5 million pounds of U3O8 in 2022 (the last year reported). However, in 2022, U.S. uranium production was only 0.19 million pounds, of which 0.16 million pounds were produced by Energy Fuels.

In 2023, interest in the uranium and nuclear sectors continued to grow substantially, which the Company believes was driven by: (1) global efforts to reduce carbon emissions and a growing focus on electrification; (2) geopolitical tensions, particularly regarding Russia’s invasion of Ukraine; and (3) speculation based on supply and demand fundamentals. The Company believes that nuclear energy is essential to the global economy and addressing climate change, as it reliably and affordably provides electricity 24/7 and 365 days per year while generating lower life-cycle carbon emissions than other baseload energy sources (NREL, September 2021).

The Company believes the geopolitical uncertainty and market tightness experienced in the 2023 uranium and nuclear fuel markets will continue in 2024. Russia’s unprovoked invasion of Ukraine in 2022 continues to create uncertainty across the nuclear fuel sector, including uranium mining, conversion, and enrichment, due to Russia’s control of a significant amount of global uranium capacity across these nuclear fuel sectors. According to World Nuclear News, Russia controls 14% of the global supply of U3O8, 27% of uranium conversion, and 39% of enrichment (WNN, May 5, 2022). Furthermore, it is the Company’s belief that nuclear utilities, particularly in the U.S. and Europe, are seeking to reduce or eliminate their reliance on Russia for their supply of uranium and nuclear fuel due to the potential effects of sanctions (including pending legislation in Congress to ban Russian uranium and nuclear fuel imports), transportation, public and investor relations and other concerns. According to data from TradeTech, during 2023, uranium enrichment prices rose from $110.00 per separative work unit (“SWU”) to $155.00 per SWU (up 40%); uranium conversion prices rose from $40.00 per KgU to $46.00 per KgU (up 15%); and U3O8 prices rose from $47.60 per pound of U3O8 to $91.00 per pound of U3O8 (up 91%).

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

Historically, most nuclear utilities have sought to purchase a portion of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. According to EIA data, in 2022, U.S. utilities purchased 15% of their uranium on the spot market with the remaining 85% purchased under mid- and long-term contracts; through 2032, U.S. utilities have approximately 179.2 million pounds of unfilled uranium requirements (EIA, Uranium Marketing Annual Report, 2022). Buyers seek to balance the security of supply with the opportunity to take advantage of lower prices. For this reason, both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests.

The graph, below, shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 up to January 2024 as reported by TradeTech (not adjusted for inflation):

To give a more recent perspective over the last five years, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2020 up to January 2024, as reported by TradeTech (not adjusted for inflation):

According to monthly price data from TradeTech, uranium prices during 2023 were up $43.40, or 91%, for the year. Monthly spot prices began the year at $47.60 per pound of U3O8 on December 31, 2022 and ended the year at $91.00 per pound on December 31, 2023, reaching a high of $91.00 per pound for the month of December 2023 and a low of $47.60 per pound at the beginning of the period. According to TradeTech, the spot price was $102.00 per pound as of February 16, 2024. TradeTech price data also indicated that long-term U3O8 prices began 2023 at $53.00 per pound and ended 2023 at $68.00 per pound. The high long-term price for 2023 was $68.00 per pound in December 2023, and the low long-term price was $53.00 per pound for the months beginning with December 2022 through March 2023. The long-term price as of February 16, 2024 was $72.00 per pound.

According to TradeTech, U3O8 prices rose significantly in December 2023 due to:

“[T]he confluence of a number of factors that were building within the market. A combination of exceptional growth expectations for future nuclear power following the United Nations’ COP 28 climate conference in Dubai earlier [in December], along with a supply deficit set against the backdrop of growing geopolitical uncertainty, accelerated the rise in prices that characterized recent months.” TradeTech, The Nuclear Review – January 2024, January 31, 2024.

In addition, on December 11, 2023, the U.S. House of Representatives passed legislation which would ban the import of Russian low-enriched uranium, or “LEU.” While the legislation is currently stalled in the U.S. Senate, “many market participants [are] of the opinion that the Senate is likely to pass a ban similar to that passed in the House .… [and] most market participants believe it is a question of ‘when, not if’ regarding whether the Senate will take up the issue of the Russian ban on nuclear fuel in January. If this is the case, then it is very likely that sellers will respond by raising offer prices yet again.” As of the current time, the legislation remains stalled in the Senate.

It is the opinion of the Company that the Russian ban is likely to result in a further increase in uranium prices in the short term. However, there is significant uncertainty around the mechanisms and criteria for the U.S. government to grant waivers from the import ban, including how much Russian uranium will be allowed to be imported into the U.S. under waivers. Therefore, the market response to the Russian ban over the medium- to long-term is unknown at this time. In addition, because uranium is a global commodity, and Russia will continue to export uranium to other nations, including China, it is the Company’s belief that any price increase could be temporary and partially driven by speculation.

It is the Company’s belief that the price increase seen in early-February 2024 was driven by market fundamentals. On February 1, 2024, Kazatomprom, the state-owned Kazakh uranium company and the world’s largest uranium producer, stated that it’s 2024 and 2025 production “will be about 20% below the amount stipulated in subsoil use agreements” (World Nuclear News, Kazatomprom confirms 2024 production plans as acid woes continue, February 1, 2024). In August 2022, Kazatomprom stated that “it planned to increase its 2024 uranium production to a 90% level relative to its subsoil use agreements”, versus 80% in 2023. But that plan was adjusted “because of the challenges it is now facing”, primarily acid prices and availability, with Kazatomprom experiencing a 33.6% increase in the cost of sulfuric acid in 2023. Kazatomprom further stated that “[p]roduction plans for 2025 could be ‘unfavourably’ influenced if access to sulfuric acid continues to be limited through 2024 and delays in construction at Kazatomprom’s newly developed deposits are not reduced.” Resolution or a continuation of issues in Kazakhstan are likely to influence uranium market sentiment and price forecasts in the coming months.

As a result, the Company believes uranium prices are likely to continue to trend upward. This could be amplified by speculation surrounding the Russian uranium ban and other factors. However, the Company believes that there are risks to maintaining the currently elevated uranium prices, including a satisfactory conclusion to the Russia-Ukraine conflict causing Russia’s large nuclear fuel capacity to return to the global market, Kazatomprom resolving it’s production issues, and new uranium projects successfully coming online.

Uranium Market Outlook and Uranium Marketing Strategy

The Company believes that world demand for clean, carbon-free, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories, and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices rose sharply in 2023, due to several factors, including geopolitical factors, improved long-term demand forecasts, depletion of existing mines, and demand by financial entities, all of which created significant tightness in spot markets. However, inflation, employment challenges and other factors are increasing the costs of uranium production. Therefore, the Company continues to believe that prices must remain at current levels or rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We expect to see more nuclear units constructed around the world, while primary mine production drops due to depletion of resources, reduced production and low prices. According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes present risks to the current strong market. However, Russia’s invasion of Ukraine, and continued attacks on civilian populations, has increased demand for non-Russian uranium. As a result, uranium prices exhibited strength throughout 2023, and the Company has observed significantly more interest in both spot transactions and long-term contracts for U3O8 from utilities.

The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, including significant production cuts and/or shortfalls, and increased demand from utilities, financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still remain vulnerable, primarily as a result of secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises, primarily in Russia. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions, or other factors. As mentioned above, it remains to be seen whether Russia’s invasion of Ukraine will result in the U.S. and other western countries reducing Russian uranium supply over the long term, thereby increasing the demand for non-Russian sources of uranium, which could benefit the U.S. uranium mining industry.

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

During 2022, the Company entered into three long-term uranium sales contracts with U.S. nuclear utilities. Base quantities under these contracts total 3.0 million pounds with deliveries to occur during the 2023 – 2030 time period. So far, the Company delivered 260,000 pounds of uranium under these contracts in 2023 and another 200,000 pounds so far in 2024. If the buyers exercise all remaining options, total delivery quantities could increase to as much as 3.6 million pounds. Annual quantities vary year-to-year, with lower delivery quantities in the early years, and higher quantities in the later years. Contract pricing has a fixed price component (fully indexed to inflation) and a spot market component, along with floor and ceiling prices (fully indexed to inflation). The Company expects to fill deliveries during the early years of these contracts from its significant existing produced inventories. The Company also entered into contracts to sell an additional 100,000 pounds of uranium on the spot market in Q1-2024 at a weighted average price of $102.88 per pound.

In addition, during Q4-2023, the Company completed the purchase of 100,000 pounds of U3O8 for a price of $81.00 per pound.

The Company’s uranium inventories, along with expected uranium production in 2024 and subsequent years, are expected to provide the Company with the flexibility to complete spot sales in 2024 in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2024.

The Rare Earth Element Market

REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite concentrates also contains higher concentrations of “heavy” REEs, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
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
To date, substantially all the RE Carbonate produced by the Mill has been sold to Neo. The Mill is currently modifying and enhancing its existing SX facilities to result in an SX REE separation circuit at the Mill, which, based on current engineering, is expected to be capable of producing up to 1,000 tonnes of separated NdPr oxide per year. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.

REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce, and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, the Company expects to produce separated REE oxides in the future, commencing with NdPr expected in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to date from Asian Metal:

	December 31, 2022		December 31, 2023		Percent	February 19, 2024
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	710	103	445	63	(37)%	401	56
Ce Oxide (99.9%)	7.05	1.02	6.75	0.96	(4)%	6.55	0.92
La Oxide (99.9%)	6.95	1.00	4.15	0.59	(40)%	4.05	0.57
Dy Oxide	2,490	360	2,640	374	6%	1,920	270
Tb Oxide	14,000	2,022	7,600	1,076	(46)%	5,650	794

The REE market is dominated by China, which produces approximately nearly 90% of refined REE products according to the International Energy Agency. According to Wood Mackenzie, “The rare earths industry continues to evolve under the energy transition. Decarbonisation of key sectors such as transport and increasing renewable energy generation is driving demand for rare earth permanent magnets. Global supply also remains strong with diversification high on the agenda for governments around the world. Prices for neodymium-praseodymium oxide were comparatively low for much of 2023. This was caused by adequate supply and sustained market uncertainty caused by challenging economic conditions, particularly within China. As we move into 2024, short term prices remain under pressure, though we expect market sentiment to improve.”

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

The Company sees its commercial production of RE Carbonate to date and its expected production of NdPr oxide in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. Multiple potential domestic sources of mined mineral sands, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
The Vanadium Market

Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. According to market consultant FastMarkets, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries, and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa and Brazil (Roskill).

Vanadium markets have “shown steady declines over much of 2023,” according to reporting by Fastmarkets. The same report indicated that the, “end of the seasonal summer shutdown period failed to reignite end-user demand.” European ferro-vanadium prices at lowest since February 2021, September 25. A lower pricing environment persisted in late 2023 as one trader noted to Fastmarkets, “the reason why the China vanadium pentoxide exports went up in November is mainly because many market participants feel the vanadium pentoxide price is at the bottom now, and they intended to stock some, which prompted more active spot deals.” China’s November vanadium pentoxide exports up 81.46% vs month prior; imports down 99.84%.
During the year ended December 31, 2023, the mid-point price of vanadium in Europe decreased by 31% from $9.44 per pound V2O5 as of December 31, 2022 to $6.53 per pound V2O5 as of December 31, 2023. The price of vanadium has ranged from a high of $10.80 per pound V2O5 between February 3, 2023 and February 16, 2023 and a low of $5.65 per pound V2O5 between December 1, 2023 and December 14, 2023. The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, “the continued decline in the Chinese vanadium pentoxide price comes amid fewer steel mill tenders in the run-up to the Lunar New Year holiday, as well as lower bids,” and “sluggish steel demand during the off-peak season has also weighed on China’s vanadium nitrogen prices.” Fastmarkets, China vanadium prices drop further on limited buying, January 25, 2024. The Company believes that V2O5 prices will increase once confidence in the Chinese and global economy returns. As of February 16, 2024, the price of vanadium was $6.88 per pound V2O5.
As a result of strong vanadium markets during Q1-2023, the Company opportunistically sold 79,344 pounds of V2O5 (contained in FeV) at a weighted average price of $10.98 per pound. The Company expects to continue to sell vanadium from its inventory into rising markets if they continue, failing which the Company plans to maintain its vanadium inventory for future sales at opportune times. The Company currently has 905,000 of pounds V2O5 in finished goods inventory and an estimated 1.0 to 3.0 million pounds of V2O5 in its tailings solutions, which are available for future recovery, as market conditions warrant.
Competition

The uranium industry is highly competitive. The Company competes with mining and exploration companies for uranium sales, the acquisition of uranium mineral properties, and the procurement of equipment, materials and personnel necessary to explore, develop, and extract uranium from such properties. There is competition for a limited number of uranium acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels competes with other uranium recovery companies, along with traders, brokers, financial institutions, converters, enrichers, and other market actors, including some that are state-owned and state-subsidized, for uranium sales. Due to the Company’s limited capital, personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of and production from mining properties and securing uranium sales. The Company believes that competition for acquiring mineral prospects and completing uranium sales will continue to be intense in the future.

The REE industry is also highly competitive, particularly to the extent it is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. Chinese companies bid aggressively to acquire monazite and other minerals to feed this production. The Company competes with Chinese companies and companies from other countries that are in or trying to break into the REE market, for sources of monazite and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop, and extract monazite from such properties. There is competition for a limited number of monazite acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties, and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels will compete with other REE companies, along with traders, brokers, financial institutions, and other market actors, including some that are state-owned or state-supported or subsidized, for RE Carbonate and REE oxide sales. Due to the Company’s limited capital, personnel and the relative size of its operations, the Company may be at a competitive disadvantage compared to some other companies with regard to the acquisition, exploration and, if warranted, development of and production from mining properties, production of REE products and securing REE product sales. The Company believes that competition for acquiring monazite prospects, production of REE products and completing REE product sales will continue to be intense in the future. To the extent many Chinese companies are state-subsidized or otherwise supported, the Company expects to continue to face tough competition in the REE space.

The availability of funds for the acquisition, exploration, evaluation, permitting and construction of monazite projects and the development of REE separation, metal and metal alloy making and magnet making is limited, and the Company may find it difficult to compete on an international scale with larger and more established and/or subsidized REE companies for capital. The Company’s inability to continue exploration, advancement, the acquisition of new properties, and the development of REE separation, metal and metal alloy making and magnet making, due to lack of funding, could have a material adverse effect on the Company’s future operations and financial position.

However, the Company believes it has a competitive advantage over many of its peers in the U.S. domestic uranium space and in the world REE space, outside of China, to the extent it has diversified business opportunities, including its ability to produce uranium, its ability to recover RE Carbonate, along with uranium, from monazite sand ores and its expected ability to produce separated REE oxides at the Mill in 2024, its ability to recover vanadium as market conditions may warrant, and its potential ability to recover certain radioisotopes for use in TAT medical therapeutics.

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

Compliance with these laws and regulations may impose substantial costs on the Company and may subject the Company to significant potential liabilities. Changes in these regulations or changes in regulatory attitudes or interpretations could require the Company to expend significant resources to comply with new laws or regulations, attitudes or interpretations relating thereto, or changes to current requirements and could have a material adverse effect on the Company’s business operations. However, compliance with government regulations generally, including but not limited to environmental regulations, is an integral part of the Company’s day-to-day business and impacts virtually all the Company’s capital expenditure and operating decisions at its facilities, as the Company’s facilities and operations must comply with this extensive array of environmental, health and safety laws and regulations. The costs of compliance with these laws and regulations are therefore well understood and assumed by the Company in all its capital budgeting decisions, project analyses and cost and earnings projections. As all the Company’s competitors in the uranium mining industry in the U.S. face the same or similar regulatory requirements, the Company does not believe its need to comply with this extensive array of laws and regulations materially affects the Company’s competitive position within the U.S. uranium mining industry.

As monazite is a uranium ore and is processed through the White Mesa Mill for the recovery of uranium and REEs, and all separation activities are expected to take place at the Mill, all the regulations applicable to uranium recovery and processing at the Mill apply to the processing of monazite at the Mill, the production of RE Carbonate and the planned separation of REE oxides at the Mill.
Environmental Regulations

Exploration, development and extraction activities are subject to environmental regulations which may prevent or delay the continuance of our activities. In general, our exploration, evaluation and extraction activities are subject to federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires facility sites to be reclaimed in accordance with such legislation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date, compared to industry norms.

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

On August 16, 2004, the State of Utah became an Agreement State for the regulation of uranium mills. This means that the primary regulator for the Mill is now the State of Utah Department of Environmental Quality (“UDEQ”) rather than the NRC. At that time, the Mill’s NRC Source Material License was transferred to the State of Utah and became Radioactive Materials License Number UT 1900479 (the “Radioactive Materials License”), which was renewed in January 2018 as Amendment #8 (Renewal), then reissued as a Revised Renewal on February 16, 2018, by UDEQ’s Division of Waste Management and Radiation Control (“DWMRC”). The Radioactive Materials License is up for renewal in February 2028. The State of Utah incorporates, through its own regulations or by reference, all aspects of Title 10 pertaining to uranium recovery facilities. When the State of Utah became an Agreement State, it required that a Groundwater Discharge Permit (“GWDP”) be put in place for the Mill. The GWDP is required for all similar facilities in the State of Utah, and specifically tailors the implementation of the state groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005, then renewed in January 2018. Most recently, the GWDP renewal application was submitted in July 2022 and remains under consideration with DWMRC. The Mill also maintains a permit approval for air emissions with the UDEQ, Division of Air Quality.

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

Because monazite sands are a naturally occurring uranium ore, which also contain REEs, monazite sands are processed at the Mill under the Mill's existing Radioactive Materials License, GWDP and other permits as a uranium ore, and the resulting RE Carbonate and separated REE oxides are also recovered under those existing licenses and permits. The Company is evaluating whether any additional licenses or permits or amendments to existing licenses or permits may be required for any of the modifications and enhancements to existing Mill facilities required for and the operation of its planned REE separation circuits at the Mill.

The Company currently has a Research and Development (“R&D”) license for the recovery of R&D quantities of Ra-226 at the Mill, issued by DWMRC in 2023. It is expected that the potential recovery and concentration of R&D quantities of Th-232, Ra-228 and/or Th-228 will also require similar R&D licenses or amendments to the existing Ra-226 R&D license and that the potential recovery and concentration of commercial quantities of Th-232, Ra-228, Th-228 and/or Ra-226 will require additional licensing by DWMRC at the Mill.

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

On July 9, 2009, BLM issued a Notice of Proposed Withdrawal (“2009 Notice”) under which it proposed that a total of approximately one million acres of public lands around the Grand Canyon National Park be withdrawn from location and entry under the Mining Law of 1872 (the “Mining Law”), subject to valid existing rights. In the 2009 Notice, BLM stated that the purpose of the withdrawal, if determined to be appropriate, would be to protect the Grand Canyon watershed from any adverse effects of locatable hardrock mineral exploration and mining. The 2009 Notice segregated the lands from location and entry under the mining laws for up to two years to allow time for various studies and analyses, including appropriate National Environmental Policy Act (“NEPA”) analysis. In order to allow more time for BLM to complete its NEPA analysis, the U.S. Department of the Interior (the “DOI”) published Public Land Order 7773 on June 21, 2011, which effected a six-month emergency withdrawal of the area. The emergency withdrawal prevented the lands from being open to location and entry under the Mining Law upon expiration of the two-year segregation while the DOI completed the decision–making process on the proposed withdrawal. The emergency withdrawal was effective from July 21, 2011 to January 20, 2012. During the two-year segregation and six-month emergency withdrawal, the BLM, along with its cooperating agencies, completed various studies and analyses of resources in the withdrawal area, including an Environmental Impact Statement (“EIS”) under NEPA. These studies and analyses were undertaken to provide the basis for the final decision regarding whether to proceed with the proposed withdrawal or to select an alternative action. Based on this analysis, on January 9, 2012, the DOI announced its final decision to withdraw from location and entry under the Mining Law, subject to valid existing rights, the total of approximately one million acres of lands originally proposed in the 2009 Notice (the “Withdrawn Lands”), for a 20-year period. Lawsuits challenging this decision were filed by various industry groups and interested parties. In addition, legislation has been proposed in both the U.S. House of Representatives and U.S. Senate, which would make the withdrawal permanent, subject to preexisting rights. The Company will continue to track the progress of this and any other relevant legislation.

Then, on August 8, 2023, President Biden designated the Baaj Nwaavjo I’tah Kukveni – Ancestral Footprints of the Grand Canyon National Monument, which comprised approximately one million acres of previously Withdrawn Lands in three distinct areas to the south, northeast and northwest of Grand Canyon National Park. As stated in the fact sheet for the national monument designation, “The national monument designation recognizes and respects valid existing rights. The proclamation specifies that maintenance and upgrades to water infrastructure for flood control, utilities, water district facilities, wildlife water catchments, and other similar uses may continue; and that utility lines, pipelines, and roads can continue to be maintained, upgraded, and built consistent with proper care and management of the monument objects. Existing mining claims – predating a 20-year mineral withdraw initiated in 2012 – will remain in place, and the two approved mining operations within the boundaries of the monument would be able to operate.”

As a result of the 2009 withdrawal from location and entry and the 2023 national monument designation, no new mining claims may be staked on the Withdrawn Lands or within the boundaries of the national monument, and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of the segregation, withdrawal or national monument designation, as applicable, and that remain valid at the time of plan approval. Case law indicates that a miner establishes valid Congressionally provided rights under the Mining Law through certain unilateral acts, and that such acts are presumptively recognized as valid claims in which the holder has valid existing rights unless and until the DOI or U.S. Federal Courts declare otherwise. However, the BLM and USFS, each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands and boundaries of the Grand Canyon National Monument. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Pinyon Plain Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Pinyon Plain Project’s claims constituted valid existing rights (“VERs”). The USFS also concluded that no additional approvals were required on the Pinyon Plain Project that would trigger any further NEPA analysis as a major federal action.

The Company believes that all its material projects within the Withdrawn Lands and boundaries of Grand Canyon National Monument are on valid mining claims that will withstand a mineral examination. However, market conditions may postpone or prevent the performance of mineral examinations on certain properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one of more of the Company’s mining claims being deemed invalid and/or that ongoing litigation challenging the validity of a VER determination would not result in the overturn of such determination, either of which could prevent a project from proceeding.

Former President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of County Road 258, which the Company formerly relied on for access to its formerly owned Daneros Project (for which it currently acts as Operator on behalf of successor-in-interest Consolidated Uranium Inc., see “Part II, Item 8. Financial Statements and Supplementary Data - Note 17 Related Party Transactions”), and a property boundary that abutted the boundary of the Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, former President Trump issued a Proclamation that amended former President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation was later challenged in Federal Court. On December 23, 2017, the Company issued a press release reiterating its past and present support of Bears Ears National Monument, and clarifying that the Company sought only minor adjustments to the original boundaries of the monument to prevent the boundary from directly abutting some of its existing operations, which were very minor adjustments, insignificant compared to the original size of the monument and not a reflection of former President Trump’s nearly 85% reduction. Then, on October 8, 2021, President Biden issued a new proclamation restoring the original borders of Bears Ears National Monument, which consists “of those lands reserved as part of the Bears Ears National Monument as of December 3, 2017, and the approximately 11,200 acres added by Proclamation 9681, encompassing approximately 1.36 million acres.” In doing so, all such lands and interests contained within the monument were “appropriated and withdrawn from all forms of entry, location, selection, sale, or other disposition under the public land laws or laws applicable to the USFS, from location, entry, and patent under the mining laws, and from disposition under all laws relating to mineral and geothermal leasing, other than by exchange that furthers the protective purposes of the monument” (see “A Proclamation on Bears Ears National Monument,” dated October 8, 2021). As a result, it is possible that the Mill could become subject to additional requirements, restrictions and costs if the reversion to the original designation is upheld in Court, pending any legal challenges by the State of Utah or otherwise.

Brazilian Land Tenure

Mineral tenure is guaranteed by the Federal Constitution in Brazil. Mineral resources are separate from the surface owners (i.e. split estate), and the Republic of Brazil is the owner of all mineral resources. The federal government can grant mineral rights for exploration and production to Brazilian companies (or foreign companies with established Brazilian entities). Brazilian entities that are granted mining rights have the ownership of the product they are mining. Mineral rights can be assigned, transferred or subject to encumbrance, provided that legal requirements are fulfilled and that the transaction is registered with and approved by the Brazilian National Mining Agency (“ANM”).

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

Through these operations and initiatives, we remain diligent in our efforts to ensure our operations minimize any impacts to public health, safety and the environment, including any impacts to water, air, wildlife, soil, cultural resources, the occupational health and safety of our workers and any impacts to members of the public. Our Environment, Health, Safety and Sustainability (“EHSS”) Committee has been delegated authority by the Board to monitor and guide the Company in developing and implementing its core EHSS principles, including maintaining radiation exposures not only within regulatory limits but as low as reasonably achievable through an extensive internal audit program, as well as authority for monitoring programs to identify and mitigate risks in ensuring the highest standards of environmental protection and human health and safety across the Company’s operations. The EHSS Committee also monitors the Company’s sustainability programs, including its efforts to pro-actively evaluate its programs and activities to ensure they meet the Company’s sustainability goals and objectives. Our Sustainability Report, which was first released in 2020 and is in the process of being updated, is available on the Company’s website at www.energyfuels.com.

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

In furtherance of our sustainability objectives, the Company’s Foundation contributes to the communities surrounding the Mill in Southeastern, Utah by providing funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, Indigenous and other area communities. See “San Juan County Clean Energy Foundation.”

Employees

As of the date of this Annual Report, the Company and its subsidiaries have approximately 147 full-time employees, substantially all of whom are employed through the Company’s wholly owned, indirectly held subsidiary Energy Fuels Resources (USA) Inc. We operate in established mining areas where we have found sufficient available personnel for our business plans.

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

The Company actively engages with its Board of Directors (the “Board”) to continually make improvements to diversity through inclusion. Pursuant to the Company’s Diversity Policy, Energy Fuels’ Governance and Nominating Committee (“GN Committee”) is required to monitor, on an ongoing basis, the implementation and effectiveness of the Diversity Policy and to, at least annually, assess: (i) the mix of diversity, skill and expertise on the Board and the Executive Team, (ii) the measurable objectives set pursuant to the Policy, and (iii) progress in achieving such measurable objectives, including any targets, if set. As a part of its annual assessment, the GN Committee reviews its Diversity Policy for relevance and effectiveness, any new shareholder advisory guidelines, TSX and NYSE American company guides and any changes to legal requirements, and provides to the Company’s Board its Annual Report with recommendations to improve and sustain diversity at the executive and Board levels. Most recently, in January 2024, the GN Committee recommended to the Board, and the Board approved and adopted, a number of diversity-based recommendations that include maintaining its measurable objectives of having, at current Board size, a qualified Board that is at least 30% gender diverse (including a minimum of one woman) at all times with at least one qualified racially or ethnically diverse director on the Board at all times. See the Company’s Proxy Statement on Schedule 14A, filed April 4, 2023, for our most recent disclosure on Energy Fuels’ diversity statistics.

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

ITEM 1A. RISK FACTORS
The following information pertains to the outlook and conditions currently known to Energy Fuels that could have a material impact on its financial condition. Other factors may arise in the future that are currently not foreseen by management of Energy Fuels that may present additional risks, including risks that the Company currently feels are immaterial. Current and prospective shareholders of Energy Fuels should carefully consider these risk factors when making investment decisions.

Our failure to successfully address any of the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our Common Shares may fluctuate widely. We cannot assure you that we have or will successfully or fully address these risks or other unknown risks that may affect our business.

Risks Related to our Industry

We are subject to the risks normally encountered by companies in the mineral extraction industry.

We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:
•the discovery of unusual or unexpected geological formations;
•accidental fires, floods, earthquakes, volcanic eruptions and other natural disasters;
•unplanned power outages and water shortages;
•controlling water and other similar mining hazards;
•operating labor disruptions and labor disputes;
•the ability to obtain suitable or adequate machinery, equipment or labor;
•our liability for potential pollution or other hazards; and
•other known and unknown risks involved in the conduct of exploration, development and operation of mines, extraction and recovery facilities and mills, along with the markets for uranium, rare earths, vanadium and heavy mineral sands.

The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations; variations in the grade of mineralized material; fluctuations in metal markets; costs of extraction and processing equipment; availability of equipment and labor; labor costs and possible labor strikes; government regulations, including without limitation, regulations relating to taxes, royalties, allowable extraction or production, and importing and exporting of minerals; government actions, including without limitation the establishment or expansion of mineral withdrawals, parks and monuments; land exchanges; foreign exchange; employment; worker safety; transportation; and environmental protection.

Our results of operations are significantly affected by the market prices of uranium, vanadium, rare earth elements and heavy mineral sands, which are cyclical and subject to substantial price fluctuations.

Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market prices of uranium, vanadium and REEs, as well as heavy mineral sands and their components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project and any other HMS projects and which could impact monazite supply for our RE Carbonate and planned REE oxide production. Among other factors, these prices also affect the value of our resources, reserves and inventories, as well as the market price of our Common Shares.

Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident or fear of a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, for instance, any plans included in President Biden’s 2024 fiscal budget and those taken pursuant to the U.S. Uranium Reserve Program. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. With respect to REEs, such factors include, among others: demand for REEs; political and economic conditions in REE producing and consuming countries; REE-bearing ore supply from secondary sources; international interest in the purchase of RE Carbonate and separated REE oxides, absent a U.S.-based separation facility; public and political response to REE initiatives at the Mill; governmental investment in domestic REE infrastructure; world production levels; costs of production; risks associated with foreign governmental actions, policies, laws, rules, regulations and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to the Company and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of RE Carbonate, REE oxides, and other REE products and services to world and domestic markets; and other government actions, including licensing and import requirements. With respect to HMC and its components including the prices for ilmenite, rutile, titanium and zircon, such factors include, among others: demand for titanium and zircon; political and economic conditions in HMC producing and consuming countries; other government actions, including licensing and import requirements; geopolitical factors; world production levels; exploration, mining, processing, refining and other costs of production; grades of HMC supplies; scale of mining method; growth in end-use demand of titanium and zircon, including GDP growth in consuming countries; available mineable deposits and upgrading facilities; currency fluctuations; and other market demand and supply dynamics.

Other factors relating to the prices of uranium, vanadium, REEs and HMC include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium, RE Carbonate, REE oxides and other REE products and services, and HMC by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction, recovery or processing at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium, vanadium and REE recovery and other business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium, REE and HMC prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium, vanadium, REE or HMC prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from or processed at our properties will be such that any deposits can be operated at a profit.

Our profitability is directly related to the market prices of uranium, vanadium, REEs and HMC recovered. We may, from time to time, undertake commodity and currency hedging programs with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into additional term contracts for future sales of uranium, vanadium or RE Carbonate at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.

The majority of our properties do not contain Mineral Reserves under S-K 1300 and NI 43-101, and some of the Company’s properties, projects and facilities may not be economic at any point in time or at all.

Only two of our properties – the Sheep Mountain and Pinyon Plain mines – contain Mineral Reserves under SEC S-K 1300 and NI 43-101 (see “Item II, Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates”). Depending on uranium, vanadium, REE and HMC prices, some or all of our properties, projects and facilities may not be economic for uranium, vanadium, REE or HMC extraction, recovery or processing at any point in time. Generally, we intend to continue to hold, and in certain cases advance, properties, projects and facilities which may not be economic at any point in time in anticipation of possible future increases in the prices of uranium, vanadium, REEs and/or HMC, as the case may be. However, in those circumstances, there can be no assurance at any time that such prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery or processing activities at those projects or facilities. In the event of depressed commodity prices, we would continue to hold our standby properties, projects and facilities because we believe that prices are likely to rise, to such levels within a reasonable time period to justify future production. This ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and, in some cases, maintaining such properties, projects and facilities on standby during periods of depressed commodity prices, in those circumstances we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects or facilities.

Mining on properties having no known Mineral Resources or Mineral Reserves is inherently speculative and may not prove to be economic at any point in time or at all.
Mining is an inherently speculative business. Some of the properties on which we have the right to mine are not known to have any Mineral Reserves or Mineral Resources. There is a possibility that we will not discover uranium, vanadium, REEs and/or HMS, or potentially copper, on any or all of our properties which can be mined or extracted at a profit at any point in time or at all. Even if we do discover and mine such minerals, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines, and mines that are developed may not be profitable. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor, as well as all necessary licenses and permits, are just some of the many risks involved in mineral exploration programs and their subsequent development. However, we may elect, now or in the future, to proceed with the extraction of minerals on one or more of those projects without having completed the technical work required to declare a Mineral Reserve. If we are then unable to extract uranium, vanadium, REEs and/or HMC, or potentially copper, in commercially viable quantities, the capital investment of mining such properties may be lost and could materially impact our business.

Exploration, development, extraction, mining, recovery and milling of minerals, and the transportation and handling of the products recovered, are subject to extensive international, federal, state and local laws and regulations.
These regulations govern, among other things: acquisition of the property or mineral interests; maintenance of claims; tenure; expropriation; prospecting; exploration; development; construction; extraction and mining; recovery, processing, milling and production; price controls; exports and imports; taxes and royalties; labor standards; occupational health; waste disposal; toxic substances; water use; land use; American Indian or other foreign indigenous peoples consultations and accommodations; environmental protection and remediation; endangered and protected species; mine, mill and other facility decommissioning and reclamation; mine safety; transportation safety and emergency response; and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating and closing of our mines, mills, plants and other extraction, recovery and processing facilities. It is possible that, in the future, the costs, delays and other effects associated with such laws and regulations may impact our decision as to whether to operate existing mines or facilities, or, with respect to exploration, development or construction properties, whether to proceed with exploration, development or construction. It is also possible that such laws and regulations may result in our incurring significant costs to remediate or decommission properties if it is determined they do not comply with applicable environmental standards at such time. We expend significant financial and managerial resources to comply with applicable laws and regulations. We anticipate continuing to do so as the historic trend toward stricter government regulation may continue. However, there can be no assurance that future changes in applicable laws and regulations or attitudes and interpretations relating thereto, will not adversely affect our activities, operations or financial condition. New laws and regulations, amendments to existing laws and regulations or changes in attitudes and interpretations resulting in more stringent implementation of existing laws and regulations, including through stricter license and permit conditions or changes in enforcement attitudes and interpretations, could have a material adverse impact on us, increase costs, cause a reduction in levels of, or suspension of, extraction or recovery and/or delay or prevent the construction or development of new mineral extraction properties.

Mineral extraction is subject to potential risks and liabilities associated with impacts to the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, milling, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium, monazite or other exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for environmental losses generally or for certain other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.

While the very heart of our business – uranium production, which is the fuel for carbon-free, emission-free baseload nuclear power – and our recycling programs, help address global climate change and reduce air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all its operations in a manner that minimizes the use of resources, including the unnecessary use of energy resources, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

There is a risk that current and future government administrations will not support mining, uranium mining, nuclear energy or other aspects of our business and may limit, restrict or prevent the use of public lands for mining and other activities.

Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. The development of mineral properties and related facilities is contingent upon governmental approvals that are complex and time consuming to obtain and that, depending upon the location of the project, involve multiple governmental agencies. The duration and success of such approvals are subject to many variables outside of our control. Any significant delays in obtaining or renewing permits or licenses in the future could have a material adverse effect on us. In addition, the international marketing of uranium is subject to governmental policies and certain trade restrictions, such as those imposed by the suspension agreement between the U.S. and Russia. Changes in these policies and restrictions may adversely impact our business.

Public acceptance of nuclear energy and competition from other energy sources is unknown.

Growth of the uranium and nuclear industry will depend upon continued and increased acceptance of nuclear technology as an economic means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, including the risk of a nuclear incident and fears of nuclear incidents in the event of terrorism, wars, insurrections or natural disasters, the industry is subject to public opinion risks that could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry. Nuclear energy competes with other sources of energy, including oil, natural gas, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Sustained lower prices of oil, natural gas, coal and hydroelectricity may result in lower demand for uranium concentrates. Increased government regulation and technical requirements may make nuclear energy uneconomic, resulting in lower demand for uranium concentrates. Technical advancements and government subsidies in renewable and other alternate forms of energy, such as wind and solar power, could make these forms of energy more commercially viable and put additional pressure on the demand for uranium concentrates.

Unfavorable media coverage of mining or nuclear energy could negatively affect our business.

The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, as well as the production of RE Carbonate, separated REE oxides, HMC and the extraction and concentration of radioisotopes for use in TAT medical treatments, some of which can be inaccurate, non-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.

Potential impacts of public perceptions on our commercial relations.

Given the controversial nature of the mining and nuclear industries, the Company is subject to the risk that suppliers, customers, co-venturers or other business relations may be discouraged from or decline to continue commercial relations with or enter into new commercial relations or arrangements with the Company due to fear of reprisals from the media, public or special interest groups based on public perceptions of the nature of the Company’s business or the nature or location of its assets, particularly driven by the ability of the media, public and special interest groups to influence public perceptions through the media, social media and the internet.

The uranium and REE industries are highly competitive.

The international uranium industry, including the supply of uranium concentrates, is highly competitive. Our uranium business is in direct competition with: a relatively small number of publicly traded or privately funded uranium mining companies;

nationally subsidized uranium companies; uranium produced as a byproduct of other mining operations; excess inventories, including inventories made available from decommissioning of nuclear weapons; reprocessed uranium and plutonium; used reactor fuel; and the use of excess Russian enrichment capacity to re-enrich depleted uranium tails. A large quantity of current world production is foreign state-subsidized and appears to be relatively inelastic in that uranium market prices appear to have little effect on the quantity supplied. In the case of foreign state-subsidized production, uranium production may not be fully subject to market factors and may be sold at prices that may be less, or even significantly less, than the costs of production. The supply of uranium from Russia is to some extent (and increasingly) impeded by a number of international trade agreements and policies. These agreements and any similar future agreements, governmental policies or trade restrictions are beyond our control and may affect the supply of uranium available in North America, Europe and Australia/New Zealand.

We compete with other mining companies and individuals for capital, Mineral Resources and Mineral Reserves and other mining assets, which may increase the cost of acquiring suitable claims, properties and assets. We also compete with other mining companies to attract and retain key executives, employees and consultants. In addition, there are relatively few bona fide and legitimate customers for uranium. There can be no assurance that we will continue to be able to compete successfully with our competitors in acquiring such properties and assets or in attracting and retaining skilled and experienced employees.

The REE industry is competitive, particularly to the extent it is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. Many Chinese companies are state-supported or subsidized, and Chinese companies bid aggressively to acquire monazite to feed this production. The Company competes with Chinese companies, and companies from other countries that are in or trying to break into the REE market, for sources of monazite, and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop and extract monazite from such properties. There is competition for a limited number of monazite acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties and exploring and advancing properties currently in the Company’s portfolio. The Company believes that competition for acquiring monazite prospects, production of REE products and completing REE product sales will continue to be intense in the future.

Mining operations involve a high degree of risk.

The exploration, construction, development, operation and other activities associated with mineral projects, along with the expansion of existing recovery operations and mining activities and restarting of projects, involve significant risks, including financial, technical and regulatory risks. The development or advancement of any of the exploration properties in which we have an interest is contingent upon obtaining satisfactory exploration results, project permitting and licensing and financing. The exploration, construction, development, operation and other activities associated with mineral projects involves significant financial risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a mine or other facility may result in substantial value, few properties that are staked and explored are ultimately developed into producing mines or extraction or recovery facilities. Major expenses may be required to establish Mineral Resources and Mineral Reserves by drilling and to finance, permit, license and construct extraction, mining, recovery and processing facilities. It is impossible to ensure that the current or proposed exploration, permitting, construction and development programs on our mineral properties will result in profitable commercial extraction, mining or recovery operations.

Whether a mineral deposit will be commercially viable depends on a number of factors, which include, among other things: the accuracy of Mineral Resource and Mineral Reserve estimates; the particular attributes of the deposit, such as its size, geology, grade and accessibility; the ability to economically recover commercial quantities of the minerals; proximity to necessary infrastructure and availability of personnel; financing costs; governmental regulations, including regulations relating to prices, taxes, reclamation bonds and royalties; the potential for litigation; land use; importing and exporting; and environmental and cultural protection, including but not limited to the governmental establishment of mineral withdrawals, parks and monuments and land exchanges. The construction, development, expansion and restarting of projects are also subject to: the successful completion of engineering studies with adequate results to proceed; the issuance of necessary governmental licenses and permits; the availability of adequate financing; engineering and construction timetables and capital costs being correctly estimated for our projects, including restarting projects on standby; and such construction timetables and capital costs not being affected by unforeseen circumstances, including but not limited to delays due to litigation/injunctions. The effect of these factors cannot be accurately predicted, but the combination of these factors, along with others, may result in our not receiving an adequate return on invested capital.

It is possible that actual costs and economic returns of current and new extraction, mining, or recovery operations may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations and facilities to experience unexpected problems during the start-up phase, to take much longer than originally anticipated to bring them into a recovery or producing phase, to require more capital than anticipated, to operate at a higher cost than expected and/or to have reclamation liabilities that are higher than expected.

There can be no assurance that, as the Company mines its properties or disposes of properties, the reduction of existing Mineral Resources and/or Mineral Reserves through depletion or sales will be replaced with new resources of comparable value.

There is uncertainty in the estimation of Mineral Reserves and Mineral Resources.

Only two of our properties – the Sheep Mountain and Pinyon Plain mines – contain Mineral Reserves as defined under S-K 1300 and NI 43-101. See “Item II, Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”

Mineral Reserves and Mineral Resources are statistical estimates of mineral content pursuant to S-K 1300 and NI 43-101 based on limited information acquired, in large part, through drilling and other sampling techniques and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our Mineral Reserves and Mineral Resources are estimates, and no assurance can be given that the estimated Mineral Reserves and Mineral Resources are accurate or that the indicated levels of uranium, vanadium, REEs or HMC will be produced economically or otherwise. Actual mineralization or formations may be different than predicted. Further, it may be many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Mineral Reserve and Mineral Resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such Mineral Resource and Mineral Reserve estimates may require revision as more drilling information becomes available, as actual extraction, production or recovery experience is gained, and as methods and technologies develop further. It should not be assumed that all or any part of our Mineral Resources constitute, or will be converted into, Mineral Reserves. Market price fluctuations of uranium, vanadium, REEs or HMC as applicable, as well as increased production and capital costs and/or reduced recovery rates, may render our proven and probable Mineral Reserves unprofitable to develop at a particular site or sites for periods of time or may render Mineral Reserves containing relatively lower grade mineralization uneconomic.

Opposition to mining may disrupt our business activities.

In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities, including with respect to production and uranium recovery at our facilities, such as the Mill and the Pinyon Plain Project. This opposition may take on forms such as road blockades, vandalism, threats and/or slander, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, changes in regulatory attitudes and interpretations and other rulings contrary to or otherwise harming our interests. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities are beyond our control. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs and delays, which could have a material adverse effect on our business and financial condition.

We are subject to technical innovation and obsolescence.

Requirements for our products and services may be affected by: technological changes in nuclear reactors, enrichment and used uranium fuel reprocessing; facilities and processes for REE and radioisotope recovery; and substitutes for REEs, HMC and the radioisotopes the Company may potentially be producing. These technological changes could reduce the demand for our products and services and/or increase the supply of competitive products and services. The cost competitiveness of our operations may be impacted through the development and commercialization of other mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over the Company or that reduce the demand for the Company’s products and services or make them obsolete.

Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure.

Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our proposed operations and activities. However, unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.

Mining, mineral extraction, recovery and milling are subject to a high degree of risk, and we are not insured to cover against all potential risks.

Our operations and activities are subject to all the hazards and risks normally incidental to exploration, construction, development, extraction and mining of mineral properties, and recovery, processing and milling, including: environmental hazards; industrial accidents; labor disputes, disturbances and unavailability of skilled labor; encountering unusual or unexpected geologic formations; rock bursts, pressures, cave-ins and flooding; periodic interruptions due to inclement or hazardous weather conditions; technological and processing problems, including unanticipated metallurgical difficulties, ground control problems, process upsets and equipment malfunctions; the availability and/or fluctuations in the costs of raw materials and consumables used in our production and recovery processes; the ability to procure mining and other equipment and operating and other supplies in sufficient quantities and on a timely basis; and other extraction, mining, recovery, milling and processing risks, as well as risks associated with our dependence on third parties in the provision of transportation and other critical services. Many of the foregoing risks and hazards could result in damage to, or destruction of, our mineral properties or processing or recovery facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of extraction, mining, production and recovery from our mines or processing facilities or in our exploration, construction or development activities, delay in or inability to receive regulatory approvals to transport our uranium, vanadium, REE or HMC concentrates, and costs, monetary losses and potential legal liability and adverse governmental action. In addition, due to the radioactive nature of the materials handled in uranium extraction, mining, recovery, processing and transportation (both trucking and shipping), additional costs and risks are incurred by us on a regular and ongoing basis.

While we may obtain insurance against certain risks in such amounts as we consider adequate, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs that could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, financial position and competitive position. No assurance can be given that such insurance will continue to be available or will be available at economically feasible premiums or that it will provide sufficient coverage for losses related to these or other risks and hazards. This lack of insurance coverage could result in material economic harm to us.

Risks associated with our REE business.

There are a number of risks inherent to our REE activities, which include the following:

•The risk of achieving and maintaining an adequate supply of monazite sands for processing at the Mill. Although the Company has acquired the Bahia Project, it is currently an exploration and development project and is not an operating mine at this time. As a result, the Company does not currently own its own operating monazite-bearing mine(s) and is completely dependent on contractual arrangements for its REE feed sources at this time. There can be no guarantee that the Company will be able to secure adequate monazite supply over the long-term at suitable prices or that the Bahia Project will be developed into an operating monazite-producing mine. In addition, the price the Company may be required to pay for monazite sands is subject not only to commercial factors but also to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential acquisitions of additional mines or resource properties and joint ventures with mine or resource property owners, but there can be no guarantee that any such acquisitions or joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore sources and rely on REE separation facilities located outside the U.S., we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources and/or REE separation facilities;
•The risk of being able to contract to sell the Mill’s REE product at satisfactory prices. The Company has entered into one sales contract with an REE separation facility and intends to secure potential sales contracts with other REE separation facilities for the sale of the RE Carbonate produced at the Mill and with NdPr and other REE oxide users for any separated NdPr and other REE oxides produced by the Company, but there can be no guarantee that any such contracts will be entered into on satisfactory terms, or at all, or extended, in the future. If the Company is not able to secure adequate contracts for the sale of its RE Carbonate, REE oxides or other REE products, we may be required to hold our RE Carbonate, REE oxides and other REE products in inventory until they can be sold at reasonable prices, which would require the commitment of the Company’s cash resources while the REE product is being held in inventory. We would also bear the risk that the REE product may not be able to be sold at reasonable prices in the future, either due to a lack of a market for the purchase of our RE Carbonate, REE oxides or other REE products and/or a reduction in REE commodity prices and, hence, we bear the risk of a reduction in the value of our RE Carbonate, REE oxides or other REE products. We anticipate that the U.S. government may take steps to support the development of a U.S. supply chain for REEs through price support or other mechanisms, but there can be no guarantee that any such support will be given, or if given, would benefit the Company;
•The risk of process failures in the production of RE Carbonates or separated REE oxides, such as the Company’s ability to continue producing RE Carbonate and to potentially produce separated REE oxides at commercial specifications and on a commercial scale at acceptable costs, which could prevent future commercial production of RE Carbonate and/or separated REE oxides at the Mill cost-competitively or at all;
•The risk that we may not be able to increase our sources of natural monazite sands or other ores in amounts sufficient to sustain cost-competitive production of RE Carbonate, REE oxides or other REE products at the Mill or elsewhere;
•The inability of the Company to successfully or cost-competitively process other types of REEs and uranium-bearing ores and materials at the Mill, such as those produced from coal-based resources or Alternate Feed Materials;
•The inability of the Company to successfully enhance and modify existing Mill facilities to commission or otherwise construct and operate its planned REE separation circuits at the Mill or elsewhere, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere, at acceptable costs or at all;
•The risk of: permit and license challenges, the failure to obtain or retain any needed permit or license amendments, or changes in regulatory attitudes or interpretations. The Mill can produce RE Carbonate, along with uranium, from natural uranium- and REE-bearing monazite sand ores, but additional permitting or licensing may be required to permit certain of the Company’s planned REE separation circuits and facilities and potential REE metal and metal alloy facilities at the Mill or elsewhere. The existing licensing regime and any new or existing permits or licenses or amendments that may be required are subject to challenge, which could delay or prevent existing production or any new construction, as well as any separation and other activities;
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
•The risks associated with HMC production at the Company’s Bahia Project or any other HMS project acquired by the Company in the future, and the risks associated with HMC pricing could impact the profitability of mining the Company’s Bahia Project or any such other HMS projects, which could impact the supply of monazite available to the Company from such projects;
•The risk of conducting exploration and mining activities in Brazil, including: the need to rely on English/Portuguese translations provided by third parties; variations in laws, labor practices, and social norms that could impact the Company’s ability to conduct business in a timely and effective manner; and delays caused by cross-border logistics, such as import and export processes; and
•Increases in the supply of REEs through the addition of new mines and/or REE processing facilities could increase the global supply of REEs and reduce the price of REEs and REE products. Sustained reductions in the price of REEs would impact the Company’s returns from its REE initiatives and could render them unfeasible.

Risks Associated with our TAT Radioisotope Initiatives.

There are a number of risks related to our potential recovery of radioisotopes at the Mill for use in the development and production of emerging TAT cancer treatments, including:

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

•The risk that the Company may not be able to secure the reagents, materials, supplies and other components necessary for recovery of the radioisotopes on reasonable commercial terms or in adequate quantities;
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
•The current shortage of supply of such radioisotopes and the resulting prices for such radioisotopes, and the fear that supplies of the radioisotopes may not be forthcoming on a timely basis to meet new demands for cancer therapies, may encourage pharmaceutical companies to advance and use other technologies to meet consumer demands for end products, which could result in a significant reduction in demand for and prices of the radioisotopes the Mill is capable of producing. Sustained reductions in the price of such radioisotopes would impact the Company’s returns from its TAT initiatives and could render them infeasible; and
•Increases in the supply of such radioisotopes through the addition of radioisotope processing facilities, including the permitting and retrofitting of other uranium mills for the recovery of radioisotopes, or through the sales of radioisotopes by various U.S. or foreign governments from government production or existing government stockpiles, could increase the global supply of such radioisotopes and reduce the price of the radioisotopes. Sustained reductions in the price of such radioisotopes would impact the Company’s returns from its TAT radioisotope initiatives and could render them unfeasible.

Risks Relating to our Regulatory Environment

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities expensive, and which may change at any time.

We are required to comply with environmental protection laws and regulations and permitting requirements promulgated by federal agencies and various states, provinces, counties and local governments in the countries in which we operate and conduct our activities in connection with extraction, mining, recovery and milling operations. The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining activities, but also to additional risks uniquely associated with uranium extraction, mining, recovery and milling. We expend significant resources, both financial and managerial, to comply with these laws and regulations. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in extraction, mining, recovery or milling, the disposition of wastes, the decommissioning and reclamation of exploration, extraction, mining, recovery, milling and in-situ sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

We cannot predict what environmental legislation, regulations or policies will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted in the countries we operate. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine and other facility reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands and cultural resources. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, changes in regulatory attitudes and approaches, as well as potentially more vigorous enforcement policies, stricter interpretation of existing laws and stricter permit and license conditions may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays in our intended activities. There can be no assurance of our continued compliance or ability to meet stricter environmental laws and regulations and permit or license conditions or changes in attitudes or interpretations relating thereto. Delays in obtaining permits and licenses could impact expected production levels or increases in expected uranium, vanadium, REE and/or HMC extraction levels.

Our operations may require additional analyses in the future, including environmental, cultural, and social impact and other related studies. Certain activities require the submission and approval of environmental assessments or the more comprehensive environmental impact statements, and the like. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration and development of our properties or, if feasible, to commence construction, development, operation or other activities relating to mining facilities at such properties on terms that enable operations or activities to be conducted at economically justifiable costs. If we are unable to obtain or maintain licenses, permits or other rights for construction, development and operation of our properties, or otherwise fail to manage adequately future environmental issues, our uranium, vanadium, REE and/or HMC recovery operations and mining activities could be materially and adversely affected.

Further, our business is subject to risks associated with increased regulatory requirements or changes in attitudes or interpretations relating thereto applicable to our operations in response to pressure from special interest groups or otherwise.
Changes in regulatory requirements or changes in attitudes or interpretations relating to existing regulatory requirements could have a material adverse effect on our operations and financial condition.
Our operations on U.S. federal lands may be impacted by mineral withdrawals or the designation of national monuments by the U.S. President or government, either of which could have significant impacts on the Company and our operations, as well as by other factors.

Mining claims on U.S. federal lands are subject to mineral withdrawals by the federal government or the designation of national monuments by the President of the U.S. under the Antiquities Act. In both cases, the withdrawal or the designation of a national monument withdraws the area from location and entry under the Mining Law, subject to valid existing rights. What this means is that no new mining claims may be filed on the withdrawn or designated lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal or designation and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Mineral claims that are in the exploration stage and upon which economic deposits have not yet been delineated are generally prevented from proceeding to the plan of operations stage during the withdrawal period or indefinitely in the case of the designation of a national monument. See the discussions under “Part I, Item 1. Description of Business - U.S. Land Tenure,” above, for a discussion on the recent Grand Canyon withdrawal and designation of the Ancestral Footprints of the Grand Canyon National Monument in Arizona and the Bears Ears National Monument in Utah, none of which are believed to have significant impacts on the Company at this time, but which have the potential to significantly impact the Company in the future.

In addition to the Grand Canyon withdrawal and the Ancestral Footprints of the Grand Canyon National Monument and Bears Ears National Monument, there are currently other designated or proposed withdrawals of federal lands for the purposes of mineral location and development and proposed designations of national monuments. While such proposals are not yet final and would require further federal action, if they were to occur, it is uncertain whether any such withdrawals or designations would affect in any manner our current mineral projects.

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

The risks of exchanges of state-owned lands in mineral withdrawal areas or national monuments for federal lands outside the withdrawal area or national monument but that are within the boundaries of and affect any of our properties, or similar actions, could adversely impact our affected properties or our ability to operate our affected properties.

Possible amendments to the General Mining Law or other laws could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the U.S. Mining Law, as amended. Such bills have proposed, among other things, to (i) either eliminate or greatly limit the right to a mineral patent; (ii) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (iii) impose a federal royalty on production from unpatented mining claims; (iv) impose time limits on the effectiveness of plans of operation that may not coincide with mine or facility life; (v) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vi) establish a mechanism that would allow states, localities and American Indian tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws; and (vii) allow for administrative determinations that mining or similar activities would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for construction and development and the economics of existing operating mines and facilities. Passage of such legislation could adversely affect our financial performance.

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
The SEC’s disclosure requirements for Mineral Reserves and Mineral Resources, as codified in Subpart 1300 of Regulation S-K 1300, create ambiguity for issuers required to comply with both the requirements of S-K 1300 and NI 43-101, and may result in increased compliance costs for the Company.

S-K 1300, as promulgated by the SEC and effective starting in 2021, requires that the Company disclose specific information related to its material mining operations, including its Mineral Resources and Mineral Reserves. While S-K 1300 is substantively the same as NI 43-101, it is relatively new compared to NI 43-101 and, thus, remains subject to unknown interpretations that could require the Company to incur substantial costs associated with compliance. Where substantive disclosure in one regulatory scheme is more restrictive/stringent than in the other, the Company opted to take the more restrictive/stringent approach in its technical reports. NI 43-101 has a prescribed format, whereas S-K 1300 does not; as such, the Company’s technical reports follow the formatting requirements of NI 43-101. Any further revisions to, or interpretations of, S-K 1300 or NI 43-101 could result in the Company incurring unforeseen costs associated with compliance, both in the U.S. and in Canada.

We are a “large accelerated filer” and are subject to a fully integrated audit pursuant to the Sarbanes-Oxley Act.

The Company is a “large accelerated filer,” meaning that, as of December 31, 2023 (and for the first time as of December 31, 2021): (i) we had a public float of $700 million or more as of the most recently completed second fiscal quarter; (ii) we had been subject to the requirements of the Exchange Act Section 13(a) or 15(d) for a period of at least 12 calendar months; (iii) we filed at least one annual report pursuant to the Exchange Act Section 13(a) or 15(d), and (iv) we were not eligible to use the requirements for “smaller reporting companies” under the applicable revenue test.

As such, we are subject to a fully integrated audit pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), in order to assess, as of the most recent fiscal year-end, the effectiveness of the Company’s internal control structure and procedures for financial reporting, as reported in an audit report of our independent public accounting firm. As a result, there are risks that one or more significant deficiencies or material weaknesses may be identified in the Company’s internal controls and procedures requiring remediation.

Our future business and results of operations face uncertainties as a result of any action or inaction of the U.S. Government pursuant to its U.S. Uranium Reserve Program.

On December 27, 2020, the COVID-Relief and Omnibus Spending Bill, which included $75 million for the proposed establishment of a strategic U.S. uranium reserve, was signed into law. While the now established U.S. Uranium Reserve Program has made a number of appropriations, with the Company having sold some of its uranium inventory into the U.S. Uranium Reserve Program in 2023, there remains a risk that, if any future required appropriations passed by the U.S. Congress are deferred, or if they are implemented in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not support production activities and/or the Company’s REE and TAT initiatives are not adequate to otherwise sustain the Company’s other business activities, we may reduce our operational activities, including potentially monetizing certain non-core assets as required in order to minimize our cash expenditures while preserving our core asset base for increased production in the future as market conditions may warrant.

Participation in Industry Trade Petition and related activities could have negative repercussions.

The Company has previously participated in industry trade petitions, including in particular the filing of an industry trade petition under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security with the U.S. Department of Commerce (“DOC”), and may choose to participate in similar undertakings now or in the future as it deems necessary and appropriate.

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

In October 2020, the DOC and the State Atomic Energy Corporation Rosatom, acting on behalf of the Government of the Russian Federation, together signed an amendment (the “Russian Amendment”) to the “Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation” (the “Russian Agreement”), thereby extending limitations on the import of Russian low-enriched uranium into the U.S. for use as fuel for nuclear reactors until the year 2040 and tightening restrictions in order to close loopholes identified in the original Russian Agreement. The Company participated with the DOC in its efforts to secure the Russian Amendment as an advocate for domestic uranium producers, which has the potential for negative responses or repercussions to these activities from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad, and could thereby negatively impact the Company and its operations.
The new or lasting impacts of the USMCA (formerly NAFTA) on the Company remain unclear, and any action by the President of the United States to withdraw from or materially modify certain other international trade agreements in the future could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are held by U.S. residents, we are a U.S. domestic issuer for SEC reporting purposes, and substantially all of our assets, operations and employees are in the U.S., the Company is incorporated in Ontario, Canada. On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of the North American Free Trade Agreement (“NAFTA”) in what is known as the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020 after being approved by the U.S. Congress. At this time, the new or lasting impacts of the USMCA on the Company remain unclear. In addition, if the President of the United States takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.
Risks Related to Our Business

Some of our mineral properties may never be put into a state of production.

Depending on uranium, vanadium, REE and HMS prices, some of our mineral properties may never be put into a state of production. Two of our projects have Mineral Reserves as defined by S-K 1300 and NI 43-101 — the Sheep Mountain Project and the Pinyon Plain Project. Because the probability of an individual prospect ever having Mineral Reserves as defined by S-K 1300 and NI 43-101 is uncertain, our other properties may not contain any Mineral Reserves. Even if Mineral Reserves are identified, depending on commodity prices, we may not put a property into a state of production due to insufficient capital or other reasons. Any funds spent on exploration, construction, development, extraction and recovery on any properties that are not put into production may be lost. We do not know with certainty that economically recoverable uranium exists on all of our properties as defined by S-K 1300 and NI 43-101. Further, although we are undertaking uranium extraction activities at our Mill and are mining at several of our properties at current commodity prices, our lack of established Mineral Reserves on a number of our properties means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover additional uranium in commercially exploitable quantities, and, depending on commodity prices, our identified deposits currently classified as Mineral Resources may never qualify as commercially mineable Mineral Reserves. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium mineralization might be present.

The exploration and, if warranted, construction relating to or development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish Mineral Reserves by drilling and to construct mining and processing facilities at a site. Our operations and activities are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially, our financial viability.

The Mill has historically been run on a campaign basis as sufficient feed materials are available, and there can be no assurance that sufficient mill feed will be available in the future to sustain future campaigns.

The Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, cash needs, contract requirements and/or market conditions may warrant. Each milling campaign is subject to receipt of sufficient mill feed that would allow us to operate the Mill on a profitable basis and/or recover a portion of its standby costs.

Due to significantly improved uranium prices in 2023, three of the Company’s conventional mines were brought back into operation near the end of the year, with the remaining conventional properties remaining either on standby, in the evaluation and permitting phase, undertaking rehabilitation and preparedness work or inactive, and no third-party conventional properties are operating to provide mill feed. However, in times of depressed commodity prices when conventional mine production is entirely or significantly on standby, the Mill has relied primarily on processing Alternate Feed Materials and has also recycled tailings pond solutions for the recovery of uranium and vanadium. The Company continuously seeks to identify and secure additional Alternate Feed Materials and other sources of mill feed, such as materials from the cleanup of AUM sites. The Company is also continuing with its commercial production of RE Carbonate and is performing modifications and enhancements to the Mill’s circuits to allow for the separation of REE oxides. However, there can be no assurance that sufficient conventional ores, Alternate Feed Materials, suitable tailings pond solutions and/or other sources of mill feed will be available in the future, or that our planned increases to production of RE Carbonate and separated REE oxides will be successful, so as to allow us to operate the Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

There can be no guarantee that we will be able to enter into additional new term sales contracts in the future for uranium, vanadium, REEs or HMC on suitable terms and conditions.

The Company secured three new long-term sales contracts with U.S. nuclear utilities in May 2022 and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s ongoing invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. However, there can be no guarantee that the Company will be able to enter into additional long-term contracts for the delivery of significant amounts of uranium at satisfactory prices in the future. Fixed-price long-term contracts for vanadium are generally not available and the Company’s existing contract for the sale of RE Carbonate is at prices that vary with the prices of REEs. Thus, there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of significant amounts of vanadium or RE Carbonate or other REE products or HMC at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.

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

We may be unable to raise debt financing as may be required or desirable.

The Company may not be able to raise debt financing as may be required or desirable for planned expansion of our operations or for the development of projects with third parties in which we have a joint venture or other interest. The failure to raise debt financing on suitable terms or at all when required or desirable could have a material adverse effect on our operations and financial condition.

We may be unable to timely pay our outstanding debt obligations, which may result in us losing some of our assets covered by mortgage and/or other security arrangements, and which may adversely affect our assets, results of operations and/or future prospects.

We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. We may also from time to time acquire properties whereby certain payment obligations owed to the seller are paid by us over time, with the seller’s sole remedy for non-payment by us being re-acquisition of the property. Events may occur in the future, including events out of our control, that would cause us to fail to satisfy our debt or financing instruments. In such circumstances, or if we were to default on our obligations under such debt or financing instruments, the amounts drawn in accordance with the underlying agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.

Although all our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all the bonded amounts, to the extent the bonded amounts are not fully collateralized, we will be required to provide additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.

We may need additional financing in connection with the implementation of our business and strategic plans from time to time.

The exploration, construction, development and acquisition of mineral properties and the ongoing operation of mines and other facilities requires a substantial amount of capital and may depend on our ability to obtain financing through joint ventures, debt financing, equity financing or other means. We may accordingly need further capital in order to take advantage of further opportunities or acquisitions. Our financial condition, general market conditions, volatile uranium and vanadium markets, volatile interest rates, legal claims against us, a significant disruption to our business or operations, or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, volatility in the credit markets may increase costs associated with debt instruments due to increased spreads over relevant interest rate benchmarks, or may affect our ability, or the ability of third parties we seek to do business with, to access those markets. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings due to a low share price and may create the potential need for us to offer higher discounts and other value (e.g., warrants). There is no assurance that we will be successful in obtaining required financing as and when needed on acceptable terms, if at all.

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

For so long as we are and remain the owner and operator of the Mill, the Nichols Ranch Project and numerous uranium, uranium/vanadium, REE and HMS projects and other facilities located in the U.S., Brazil and elsewhere, and certain other permitting, construction, development and exploration properties, we are obligated to ultimately reclaim or participate in the reclamation of our properties upon the occurrence of certain predetermined criteria using closely monitored and carefully developed, approved methods. Our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion, but not all, of the bonded amounts. Although our financial statements will record a liability for the asset retirement obligation, and the bonding requirements are generally periodically reviewed by applicable regulatory authorities, there can be no assurance or guarantee that the ultimate cost of such reclamation obligations will not exceed the estimated liability to be provided on our financial statements. Further, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur.

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

We have investigated our rights to explore and exploit all our material properties and, to the best of our knowledge, those rights are in good standing. However, no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties, including by governments, surface owners, and non-governmental organizations.

The validity of unpatented mining claims on U.S. public lands is sometimes difficult to confirm and may be contested. Due to the extensive requirements and associated expense required to obtain and maintain mining rights on U.S. public lands, our properties are subject to various title uncertainties common to the industry with the attendant risk that there may be defects in title. In addition, certain lands have been withdrawn around the Grand Canyon National Park, including most recently in the newly established Ancestral Footprints of the Grand Canyon National Monument, from location and entry under the Mining Laws. All the Company’s properties located on the Arizona Strip, with the exception of its Wate property and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the withdrawn lands and boundaries of the Grand Canyon National Monument. No new mining claims may be filed on the withdrawn lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Further, our Arizona 1 Project has an approved plan of operations which, absent modification, would not require a mineral examination. Although our Pinyon Plain Project also has an approved plan of operations, which, absent modification, would not require a mineral examination, the USFS performed a mineral examination at that mine in 2012, and concluded that the underlying mining claims are valid existing rights (a decision which has been involved in a court challenge). However, market conditions may postpone or prevent the performance of mineral examinations on certain other properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one or more of our mining claims being considered invalid, which could prevent a project from proceeding.

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

The granting of mineral rights in Brazil is performed in four steps: exploration authorization, right to request a mining concession, mining concession request and mining concession grant. Each step requires that certain actions must be taken, results must be achieved by the Company, and in some circumstances approvals must be obtained, within certain time periods, which can be extended or renewed in certain circumstances by the Brazilian National Mining Agency (“ANM”). The Company’s mineral rights in Brazil are at risk of being forfeited if the Company fails to take the required actions, fails to achieve the required results or fails to obtain the required approvals, within the required time frames and ANM declines to extend or renew such time frames. The forfeiture of any such mineral rights could have a material adverse effect on our operations. See “Part I, Item 2J. The Bahia Project.”

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

Risks associated with carrying on our business in foreign countries.

The Company faces a number of risks related to conducting business operations in foreign countries including heightened risks of political instability, expropriation of assets, business interruption, increased taxation, import/export controls, unilateral modification of concessions and contracts. We also face the typical risks associated with doing business in foreign countries, including: different market and economic forces, resulting from new business environments with new competitors and different consumer preferences; dealing with local suppliers who may have a strong foothold in the area; the need to build up brand awareness and trust in a new market; different customer and supplier demographics; language and cultural barriers; extreme weather events and natural disasters that can present a sustained business risk relating to supply logistics and other factors; the additional requirements of foreign legal systems; the impacts of foreign tax requirements; the need to comply with foreign regulations and operations compliance; the need to comply with foreign legal systems, including as they relate to contract enforceability; the requirement to stay abreast of and remain in compliance with changing laws and regulations; and the lack of purchasing power parity compared to domestic competitors. Any number of these risks could have a material adverse effect on our operations, liquidity and financial condition.

Our operations outside the United States and Canada require us to comply with a number of United States, Canadian and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations outside the United States and Canada require us to comply with a number of United States, Canadian and other international regulations. For example, our operations in countries outside the United States and Canada are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage, as well as to the Corruption of Foreign Public Officials Act (“CFPOA”), which is the Canadian equivalent of the FCPA. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA and CFPOA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Risks associated with a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area.

There is a risk of a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area or implementing a management plan in connection therewith that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project. Such an action could have a material adverse effect on our operations, liquidity and financial condition.

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

We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp.’s U.S. Mining Division in 2012, including the Mill, certain of the Arizona Strip Properties, the Bullfrog Project and the La Sal Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; and the Bahia Project in Brazil in 2023, due to integration, operational and uranium, REE, HMC and/or vanadium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and, in some cases, we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in valuing the acquired assets and integrating the acquired assets into the Company. Our failure to properly value the assets and to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and financial results.

We prepare estimates of future uranium, uranium/vanadium and REE (monazite) extraction and recovery, and there are no assurances that such estimates will be achieved.

We may from time to time prepare estimates of future uranium, vanadium, monazite, HMS or other mineral extraction and recovery, or increases in uranium, vanadium, monazite, HMS or other mineral extraction and recovery, for particular operations, or relating to our ability to increase uranium, vanadium, monazite, HMS or other mineral extraction and recovery in response to increases in commodity prices, as market conditions warrant or otherwise. No assurance can be given that any such extraction and recovery estimates will be achieved, nor can assurance be given that extraction or recovery increases will be achieved in a cost effective or timely manner. Failure to achieve extraction and recovery estimates or failure to achieve extraction and recovery in a cost effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of Mineral Resource and Mineral Reserve estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or lack thereof, or injunctions or lack thereof, relating to any approvals, licenses or permits.

Our actual uranium, vanadium, monazite, HMC or other mineral extraction and recovery may vary from estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors relating to the Mineral Resources and Mineral Reserves, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with extraction, mining and recovery; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.

In addition, the Company is evaluating potentially recovering copper at the Mill as a byproduct with uranium from its Pinyon Plain Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a byproduct on an economic basis.

We depend on the issuance of license amendments and renewals, which cannot be guaranteed.

We maintain regulatory licenses and permits in order to operate our Mill and Nichols Ranch Project and conventional mines, which are subject to renewal from time to time and are required in order to operate in compliance with applicable laws and regulations. In addition, depending on our business requirements, it may be necessary or desirable to seek amendments to one or more of our licenses or permits from time to time. While we have been successful in renewing our licenses and permits on a timely basis in the past and in obtaining such amendments as have been necessary or desirable, there can be no assurance that such license and permit renewals and amendments will be issued by applicable regulatory authorities on a timely basis or at all in the future.

We will need to continuously add to our Mineral Reserve and Mineral Resource base and to expand our sources of Alternate Feed Materials.

The majority of our properties do not contain any Mineral Reserves under S-K 1300 and NI 43-101. See Item II, “Cautionary Note to Investors Concerning Disclosure of Mineral Reserve and Mineral Resource Estimates.”

Our material Mineral Resources are located at the Nichols Ranch Project, the Pinyon Plain Project, the Roca Honda Project, the Sheep Mountain Project, the Bullfrog Project and the La Sal Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other Mineral Resources or Mineral Reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current Mineral Resources and Mineral Reserves (contained at the Pinyon Plain and Sheep Mountain mines) are depleted. There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our Mineral Resources or finding or developing Mineral Reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.

We also recover uranium by processing Alternate Feed Materials at our Mill. There can be no assurance that additional sources of Alternate Feed Materials will be forthcoming in the future on commercially acceptable terms or otherwise, or that we will be successful in receiving all required regulatory approvals, licenses and permits on a timely basis to allow for the receipt and processing of any such Alternate Feed Materials.

In addition, we rely on monazite for our RE Carbonate and planned REE oxides at the Mill. There can be no assurance that additional sources of monazite will be forthcoming in the future on commercially acceptable terms or otherwise, or that the Bahia Project, which is currently in its exploration and development phase, will be commercially profitable.

Our sales of uranium, vanadium and REE products expose us to the risk of non-payment.

Our sales of uranium, vanadium, HMC and REE products expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring prepayment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s uranium sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.

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

Our compensation programs include cash and equity incentive compensation components designed to attract and retain qualified personnel, which, in the case of our equity incentive programs, contain both time-vesting and performance-based requirements that also help retain qualified personnel. Further, all current and future executive officers of the Company receive, or are expected to receive, employment agreements with the Company, which also serve to attract and retain qualified personnel. In addition, the Company prioritizes the development of its existing management personnel and the advancement of existing personnel to fill vacancies as they arise, which the Company believes is an important element in developing, attracting and retaining the most qualified management personnel.

Nevertheless, our success will depend on the availability of qualified and experienced employees to work in our operations and our ability to develop, attract and retain such employees. The number of individuals with relevant mining and operational experience in the Company’s key industries, especially the U.S. uranium and REE industries, is small. As the Company grows there is a risk that we may not be able to grow our qualified workforce and management team in pace with the growth of our business and activities, which could hamper our growth efforts.

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

Some of our directors are also directors of other companies that are similarly engaged in the business of acquiring, exploring and developing natural resource properties. Such associations may give rise to conflicts of interest from time to time. In particular, one of the consequences will be that corporate opportunities presented to a director may be offered to another company or companies with which the director is associated and may not be presented or made available to us. Our directors are required by law to act honestly and in good faith with a view to the best interests of the Company, to disclose any interest which they may have in any project or opportunity of the Company, and to abstain from voting on such matter. Conflicts of interest that arise will be subject to and governed by the procedures prescribed in our Code of Business Conduct and Ethics and by the OBCA.

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

Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are held by U.S. residents, we are a U.S. domestic issuer for SEC reporting purposes, and substantially all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario and, as a result, investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report based on civil liabilities provisions of the federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence.

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.

To meet business objectives, the Company relies on both internal information technology (“IT”) systems and networks and those of third parties and their vendors to process and store sensitive data, including confidential research, business plans, financial information, process technology, intellectual property and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and to the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection and response capabilities, as well as to ensure the Company’s third-party providers have the required capabilities and controls to address this risk on an ongoing basis. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data and, where applicable, that they will take steps to ensure the protections of such data by third parties, those partners may nonetheless also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our IT systems or other means, could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increasing volume and sophistication of the attacks paired with the increasingly high exposure of the Company due to its efforts to compete internationally in the REE industry, there is the potential for the Company to be targeted and adversely impacted. The Company may not maintain cybersecurity insurance having sufficient coverage to cover all financial losses, or any at all, in the event of an information security or cyber incident.

The Company may compromise or lose its proprietary technology or intellectual property in certain circumstances, which could result in a loss in the Company’s competitive position and/or the value of its intangible assets.

The increased reliance on technology, coupled with the Company’s developing REE and radioisotope initiatives, which involve novel technology developed in part by the Company and in part by others and by consultants, may expose the Company to material risks of theft or loss of proprietary technology and other intellectual property, including technical data, business processes, data sets or other sensitive information. Among the risks faced by the Company are:

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

We account for our economic ownership interest in our equity method investments using the equity method of accounting or at fair value using the fair value option (collectively, the “equity method investees”). Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we may be required to provide in our annual reports on Form 10-K financial statements for these equity method investees (the “Regulation S-X Financial Statements”). If required to provide Regulation S-X Financial Statements for these equity method investees, we have relied, and may in the future rely, on these equity method investees to provide us with their Regulation S-X Financial Statements. In addition, we do not control the financial reporting process of our equity method investees and cannot change the way in which these equity method investees report their respective financial results.

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

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008, economic problems in the U.S. and Eurozone caused deterioration in the global economy as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency) could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium, vanadium and REEs, as well as currencies and global debt and stock markets. As a result of COVID-19, or in the case of a future pandemic or other widespread health emergency, quarantine or otherwise, requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

These types of challenges may impact our ability to obtain equity, debt or other financing on terms commercially reasonable to us, or at all. Additionally, these types of factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these types of challenges occur, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted and the trading price of our securities could be adversely affected.

Russia’s Invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and rising concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.

Russia’s February 2022 invasion of Ukraine continues to severely impact global energy markets and supply chains by causing economic uncertainty, price volatility, supply shortages and national security concerns to such a degree that the International Energy Agency (“IEA”) has called it “the first truly global energy crisis, with impacts that will be felt for years to come.” As the Company is engaged in a number of energy sectors, including uranium, REEs and vanadium, it is expected that such global impacts will necessarily impact the Company, though the full extent of any such impacts are not well understood at this time. While supply and shipping impacts could materially interfere with our ability to conduct business, for example, other global responses - such as the U.S. Inflation Reduction Act’s provision of funds for energy and climate programs, including the expansion of tax credits and incentives to promote clean energy technologies (see Table 6.3 “Recent policy changes and announcements regarding electricity supply,” World Economic Forum), and an apparent shift away from global reliance on Russian exports via government sanctions and other means - could materially benefit our business by creating additional market opportunities with utilities providers attempting to lessen their reliance on Russian markets.

The uranium industry also potentially faces renewed skepticism and distrust as a result of Russia’s invasion of Ukraine. According to the World Nuclear Association (“WNA”), “In the early hours of 4 March the Zaporizhzhia plant in southeastern Ukraine became the first operating civil nuclear power plant to come under armed attack. Fighting between forces overnight resulted in a projectile hitting a training building within the site of the six-unit plant. Russian forces then took control of the plant. The six reactors were not affected and there was no release of radioactive material. Since late October [2022], Russia has repeatedly targeted Ukraine’s civilian infrastructure, including the country’s energy system, with missile strikes. Widespread blackouts have resulted, and external power supply to all four of the country’s nuclear plants has been affected.” (WNA, “Ukraine: Russia-Ukraine War and Nuclear Energy,” Feb. 6, 2023). Russia’s interference with Ukrainian nuclear plants in violation of Article 56 of the Additional Protocol of 1979 to the Geneva Conventions, which states that nuclear power plants “shall not be made the object of attack, even where these objects are military objectives, if such an attack may cause the release of dangerous forces and consequent severe losses among the civilian population” (WNA, 2023), may result in increased and serious harm to global reception to nuclear energy due to the current war’s proximity to Chrenobyl, site of the then-Soviet Union’s 1986 nuclear accident.

To date, no changes in the Company’s internal control over financial reporting resulting from the Russian invasion of Ukraine and/or supply chain disruptions have been deemed necessary.

The price of our Common Shares is subject to volatility.

Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium, vanadium, REE and HMC prices, changes in industry forecasts of uranium, vanadium, REE and HMC prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports.

Other factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of research coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; adverse proxy voting recommendations or limited portrayals of the Company’s business, operations or executive compensation practices made to shareholders by shareholder advisory firms resulting from their use of general-purpose formulas that are not suited to the Company’s business, operations or practices, and that may counteract the Company’s substantive disclosures, which often include detailed analyses specific to the Company and which are capable of mitigating apparent market concerns; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our securities; the size of our public float and the exclusion from market indices may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. Our exclusion from certain market indices may reduce market liquidity or the price of our securities.

If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

The issuance of additional Common Shares may impact the trading price of our Common Shares.

In times of depressed commodity prices, the Company may be required to raise additional capital to meet its liquidity requirements, through the issuance of additional Common Shares under our ATM or otherwise, and/or dispose of assets. If we raise additional funding by issuing additional equity securities or securities convertible, exercisable or exchangeable for equity securities, such financing may substantially dilute the interests of our shareholders and reduce the value of their investment. Similar dilution could result from the sale of assets to meet liquidity requirements.

We are subject to litigation and other legal proceedings arising in the normal course of business and may be involved in disputes with other parties in the future which may result in litigation.

The causes of potential future litigation and legal proceedings cannot be known and may arise from, among other things, business activities, environmental laws, permitting and licensing activities, volatility in stock prices or alleged failure to comply with disclosure obligations. The results of litigation and proceedings cannot be predicted with certainty and may include injunctions pending the outcome of such litigation and proceedings. Failure to resolve any such disputes favorably may have a material adverse impact on our financial performance, cash flow and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management program. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. The Company has appointed an interdisciplinary team to oversee cybersecurity at the management level, as a part of which it reviews all enterprise-level cybersecurity risks at least annually, or more frequently as needed. Key cybersecurity risks, including cybersecurity threats associated with the use of third-party service providers, are incorporated into the Company’s enterprise risk management process as needed. Additionally, the Company has implemented numerous IT policies and procedures concerning cybersecurity matters, which include policies that directly or indirectly relate to encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless and personal devices for both Company business and personal matters while utilizing Company resources, among other relevant topics. These policies go through an internal review process on a periodic basis and are, if needed, updated and re-approved by the appropriate members of management. In addition, the Company’s Cybersecurity Policy, which is maintained on a confidential basis to protect some of the more sensitive aspects of the Company’s cybersecurity protections in place, is reviewed and approved annually by both the Audit Committee and the full Board of Directors. Employees receive training, as appropriate, on these policies.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”), the Center for Internet Security Benchmark (“CIS”) and Service Organization Controls Types 1 and 2 of the American Institute of Certified Public Accountants (“SOC”).

The Company has expanded investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, and strengthened its monitoring and alerting activities. Additionally, the Company has engaged an independent, third-party expert consultant to assess and analyze the Company’s enterprise cybersecurity, governance, risk and compliance operations and programs against the NIST and CIS frameworks. The third-party consultant tests the Company’s defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing its operational policies and procedures. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. These tests serve as the foundation for the Company’s three-year plan to further enhance its cyber infrastructure.

The Company established its interdisciplinary team to monitor and assess cybersecurity risks on an ongoing basis, which is led by the Company’s Chief Financial Officer. It is a cross-departmental team that consists of legal, finance, internal audit and operations personnel, with all significant implementation efforts executed by our IT Manager, who has more than 20 years of experience in IT, enterprise security and cyber risk management, with support from the Company’s third-party expert consultant, as needed. This team is in charge of developing, maintaining and measuring compliance with the cyber risk management program, and dedicates significant resources to cybersecurity and risk management processes to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner.

The Company utilizes a sophisticated network monitoring service as a first line of defense for potential cybersecurity incidents, which is supplemented by employee training to ensure internal responsiveness where an incident may first be detected. When a potential incident is first detected, the matter is communicated the IT Manager as soon as possible so that the Company may work quickly and diligently to re-secure its systems and work to minimize any damage and further risk to the Company as a result thereof; to this end, a monitored email address dedicated solely to the reporting of such incidents is in place. Upon receipt, the IT Manager is charged with immediately investigating the report to ensure the existence or possibility of a cyberattack and employs every effort toward thwarting or limiting a cyberattack, if ongoing, to the fullest extent possible to avoid further damage and exposure to the Company and its systems. As soon as an immediate threat or cyberattack is sufficiently contained to permit it, the IT Manager notifies designated executive officers of the situation, who are charged to direct the IT Manager on any additional or special measures to be taken, including but not limited to a Company-wide alert or directive, which the IT Manager must follow/implement without delay. Questions or concerns relating to a directive’s validity may be confirmed only by the IT Manager or a designated executive officer through a known form of contact not questionably in breach. As soon as reasonably practicable after response efforts commence, the designated executive officers are required to notify the Chair of the Audit Committee of the situation and to thereafter keep the Chair apprised of all material developments, who may escalate the matter to the full Board in the Chair’s discretion. The Company’s emergency response plan also sets forth the Company’s procedures for a transition back into normal work practices, as well as security incident investigation, remediation procedures, security incident recovery and mandatory reporting.

The Audit Committee has been delegated, by and on behalf of the Board of Directors, direct and primary oversight of the Company’s cybersecurity risk exposures and the steps taken by management to monitor, mitigate and manage/respond to cybersecurity risks and incidents. The CFO, together with the appropriate members from the Company’s interdisciplinary team as needed, brief the Audit Committee on the effectiveness of the Company’s cyber risk management program on at least a quarterly basis, or more frequently as needed basis on a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company, its peers and third parties. In addition, cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of the Company’s corporate enterprise risk mapping exercise. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets the SEC, OSC and stock exchange-established reporting thresholds, as well as ongoing updates and follow-up disclosures regarding any such incident until it has been wholly addressed and remediated.

The Company faces risks from “cybersecurity threats” (as defined in Item 106(a) of Regulation S-K) that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Company has experienced, and will continue to experience, immaterial “cybersecurity incidents” (as defined in Item 106(a) of Regulation S-K) in the ordinary course of its business. However, prior cybersecurity incidents have not had, and are not reasonably likely to have, a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. See “Part I, Item 1A. Risk Factors – An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.”

ITEM 2. DESCRIPTION OF PROPERTIES

Material Property
WYOMING
UTAH
COLORADO
ARIZONA
NEW MEXICO
TEXAS
Nichols Ranch
Sheep Mountain
La Sal
Bullfrog Project
White Mesa Mill
Pinyon Plain
Roca Honda
80
25
80
15
70
25
40
40
10
N
0
50
100
200
300
Miles

Overview

Energy Fuels is a leading U.S.-based critical minerals company. The Company mines uranium and produces natural uranium concentrates that are sold to major nuclear utilities for the production of carbon-free nuclear energy. Energy Fuels recently began production of mixed RE Carbonate, an advanced REE material at the White Mesa Mill and plans to produce commercial quantities of separated REE oxides at the White Mesa Mill in 2024. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments. Energy Fuels holds two of America's key uranium production centers: the White Mesa Mill in Utah and the Nichols Ranch ISR Project in Wyoming. In 2023, the Company acquired the Bahia Project in Brazil, which is believed to have significant quantities of titanium (ilmenite and rutile), zirconium (zircon) and REE (monazite) minerals.

ISR Uranium Activities

The Company conducts its ISR recovery activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz.

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant (100% ownership); (ii) the Nichols Ranch Wellfields (100% ownership); (iii) the Jane Dough Property (81% ownership); (iv) the Hank Project (100% ownership), which includes the permitted but not constructed Hank Satellite Plant; (v) North Rolling Pin (100% ownership); and (vi) West North Butte (100% ownership). See “The Nichols Ranch ISR Project.” The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold) and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties - Other ISR Projects.” Production from existing wellfields at Nichols Ranch was depleted during 2021. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production in late 2024 or in 2025.

Alta Mesa Transaction and Assignment of Convertible Note

On February 14, 2023, the Company closed on its sale to enCore of three wholly-owned subsidiaries that together held the Alta Mesa ISR Project for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:

•$60 million in cash, which included $6 million prior to closing and $54 million at closing; and
•$60 million Convertible Note, payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note was convertible at Energy Fuels’ election into fully paid and non-assessable enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing. The Convertible Note was guaranteed by enCore and fully secured by Alta Mesa. Except in the instance of a block trade or similar distribution to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels was limited to selling a maximum of $10 million of enCore common shares per thirty (30)-day period.

As a post-closing condition of the Alta Mesa Transaction, enCore was required to replace the $3.59 million of reclamation bonds then in place for Alta Mesa. Upon replacement, the original bonds were released and the Company received back the underlying collateral during the year ended December 31, 2023.

Then, on November 13, 2023, the Company announced that, on November 9, 2023, it sold to MMCAP International Inc. SPC (“MMCAP”) the remaining unpaid balance of $20 million owed under the secured Convertible Note issued to the Company by enCore for total consideration of $21 million plus $1.5 million in unpaid accrued interest, less a sales commission of $100,000 paid to a third-party broker. As disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2023, enCore previously paid $40 million toward the $60 million principal Convertible Note balance and $1.8 million of interest to the Company in partial fulfillment of its obligations under the Convertible Note. As a result of enCore’s earlier pay-down and the $22.4 million received in connection with the Convertible Note’s sale, the Company has now received payment in full for the Alta Mesa Transaction, and no further consideration is owed in connection therewith.

Conventional Uranium Activities

The Company conducts its conventional uranium extraction and recovery activities through its 100% owned White Mesa Mill, which is the only operating conventional uranium mill in the U.S. The Mill, located near Blanding, Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New

Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation (both open pit and underground), which is permitted, and the proposed Sheep Mountain Processing Operation (heap leach), which is not permitted at this time.

The Company’s principal conventional uranium properties include the following:

•the White Mesa Mill (see “The White Mesa Mill”);
•the Pinyon Plain Project (see “The Pinyon Plain Project”);
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

The Company has a 100% interest in all these conventional properties.

The Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility that mills uranium mineralized materials from the Company’s uranium mines on the Colorado Plateau as well as ore purchased or toll milled from third party miners in the region, as market conditions warrant. In addition, the Mill can recycle other uranium-bearing materials not derived from natural or native ore, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential Alternate Feed Materials for the recovery of uranium. The Mill is also pursuing other opportunities to process mineralized materials from the clean-up of abandoned uranium mines on the Navajo Reservation and in the Four Corners area of the U.S. Energy Fuels recently began production of mixed RE Carbonate, an advanced REE material, at the White Mesa Mill, and plans to produce commercial quantities of separated REE oxides at the White Mesa Mill in 2024. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments.

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Conventional Activities (Other)

Bahia Project

On February 10, 2023, the Company acquired 17 Agencia Nacional de Mineracao (“ANM”) Process Areas totaling 15,089.71 hectares in the state of Bahia, Brazil comprising the Bahia Project. The primary minerals associated with the Bahia Project are ilmenite, rutile, zircon and monazite. See “Bahia Project,” below. The Company acquired the Bahia Project to expand its in-ground holdings of monazite for REE processing at the Mill. See Item I, “Material Transactions” above and Item 2, “The Bahia Project” below. Under S-K 1300 regulations, Bahia Project is an exploration stage property because there are no Mineral Resources or Mineral Reserves disclosed for the property.

In 2024, the Company plans to initiate permitting activities, finish phase I of drilling (2,250 meters) and initiate phase II drilling on the Bahia Project, which is expected to provide the necessary data to disclose Mineral Resources on a portion of the project.

Uranium, Vanadium and Rare Earth Recovery History

The following tables show the mineralized material processed and pounds of uranium and vanadium and total rare earth oxides recovered from the Company’s projects and facilities from January 1, 2019 to December 31, 2023:(1)

Recovery History (1)

Project or Source	2023	2022	2021	2020	2019
Alternate Feed Materials(2)
Tons (000)	---	3	---	NA(2)	NA(2)
Ave. % U3O8	---	3.3	---	NA(2)	NA(2)
Recovered Pounds U3O8 (000)	---	161	---	144(3)	---
Tailings Solution Recycle & Production from In-Circuit Material(4)
Recovered Pounds U3O8 (000)	---	---	---	47	---
Recovered Pounds V2O5 (000)	---	---	---	67	1,807
Recovered Metric Tons Total Rare Earth Oxide (TREO)	---	---	0	---	---
Conventional Feed Materials(5)
Tons (000)	326	0.1	---	---	---
Contained Grade % U3O8	0.46	0.5	---	---	---
Recovered Pounds U3O8 (000)(6)	---	1	---	---	---
Recovered Pounds V2O5 (000)	---	---	---	---	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	260	95	120	---	---
Nichols Ranch(7)
Recovered Pounds U3O8 (000)	0.2	0.5	0.5	6	70
Alta Mesa(8)
Recovered Pounds U3O8 (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	0.2	162	---	197	70
Total Pounds of V2O5 Recovered (000)	---	---	---	67	1807
Total Metric Tons of TREO Recovered	260	95	120	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2) All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period 2019 – 2023. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
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
(8) The Alta Mesa Project was sold by the Company on February 14, 2023.

Mineral Extraction

The following table shows the extraction history from 2019 to December 31, 2023 from the mineral properties currently owned by the Company:

Project(1)	2023	2022	2021	2020	2019
Nichols Ranch
Pounds U3O8 (000)	0.2	0.5	0.5	6	70
Notes:
(1) All properties reported in this table were owned by the Company on December 31, 2023 and continue to be owned by the Company. Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table. Uranium pounds recovered since 2021 are immaterial and correspond to pounds captured during standby.

Summary of Mineral Reserves and Resources

Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company’s Vice President, Technical Services, is the Qualified Person responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report. Except to the extent explicitly stated, the land tenure and permitting efforts disclosed in this Part I, Item 2 are not made in reliance on or with reference to any of the technical reports or the preliminary feasibility study referenced herein and attached hereto as Exhibits 96.1 through 96.7 and are the responsibility of Daniel Kapostasy in his capacity as a Qualified Person.

The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as defined in S-K 1300 and NI 43-101 as of December 31, 2023. Both S-K 1300 and NI 43-101 require mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. The Company reports Mineral Resources exclusive of Mineral Reserves. Except as stated below, the Mineral Reserve and Mineral Resource information shown below, which was reviewed and approved by Daniel Kapostasy, one of the Company’s non-independent Qualified Persons, is as reported in the various Technical Report Summaries prepared in accordance with S-K 1300 and NI 43-101 (the “Technical Report Summaries”) by Qualified Persons employed by SLR International Corporation (“SLR”), Woods Process Services, Consultants in Hydrogeology, Gochnour & Associate, Inc. and BRS Inc. (“BRS”), none of which is affiliated with the Company or any other entity that has an ownership, royalty, or other interest in the relevant property that is the subject of the Technical Report Summary. See “Material Properties.” Between December 31, 2022 and December 31, 2023, there were no changes to the Mineral Reserves or Mineral Resources. The Alta Mesa Project was sold on February 14, 2023, thus all Mineral Resources associated with that project have been removed from this disclosure along with the description of the Alta Mesa Project from the “Material Properties” section of this Annual Report.

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
(10) The Mineral Reserves are fully excluded from the total Mineral Resources shown below.
(11) Mineral Reserves are 100% attributable to the Company.

Mineral Resource Estimates – In Situ Uranium(1)(2)(3)(4)(10)

Project	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated			Inferred Mineral Resources			Metallurgical Recovery
	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)
ISR Properties
Nichols Ranch(5)	11	0.187	41	2,924	0.106	6,142	2,935	0.106	6,183	614	0.097	1,176	71% (measured) 60.4% (indicated/inferred)
ISR Subtotal			41			6,142			6,183			1,176
Conventional Properties
Pinyon Plain(6)(7)	---	---	---	37	0.95	703	37	0.95	703	5	0.50	48	96%
Roca Honda	208	0.48	1,984	1,639	0.48	15,638	1,847	0.48	17,622	1,513	0.46	13,842	95%
Sheep Mountain(8)	---	---	---	4,210	0.11	9,570	4,210	0.11	9,570	---	---	---	91.9%
Bullfrog	---	---	---	1,560	0.29	9,100	1,560	0.29	9,100	410	0.25	2,010	95%
La Sal(9)	---	---	---	---	---	---	---	---	---	823	0.26	4,281	96%
Conventional Subtotal			1,984			35,011			36,995			20,181
Total Mineral Resources			2,025			41,153			43,178			21,357
Notes:
(1) The Mineral Resource estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.
(2) Mineral Resources were estimated at various %eU3O8 or G.T. cut-off grades. Nichols Ranch 0.02% U3O8 (0.20 GT), Pinyon Plain 0.30% (Uranium Only) and 0.40% (Uranium + Copper) eqv. U3O8, Roca Honda 0.19% U3O8, Sheep Mountain 0.05% U3O8 (0.10 GT Open Pit) and 0.05% U3O8 (0.3 GT Underground), Bullfrog 0.165% U3O8 (0.50 GT), and La Sal 0.17% U3O8.

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
(6) The name of the Canyon Project was changed to “Pinyon Plain Project” in 2020.
(7) The Pinyon Plain Measured and Indicated Mineral Resources exclude the Proven and Probable Mineral Reserves calculated in accordance with S-K 1300 and NI 43-101 of 1,567,800 pounds of U3O8 in 134,500 tons at a grade of 0.58%.
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
(3) The cut-off grade is calculated using a metal price of $65/lb. U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
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
(2) For the Main and Juniper zones of the Pinyon Plain Project, a 0.40% uranium equivalent cut-off grade (% U3O8 Eq) was applied to account for both the copper and uranium mineralization. The %U3O8 Eq grade term is not the same as the eU3O8 % grade term with indicates probe rather than assay data listed elsewhere in this report. See the Pinyon Plain Project.
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
The Nichols Ranch Mining Unit includes the following:

a.Nichols Ranch Area (approximately 1,120 acres)
b.Jane Dough Area (approximately 3,680 acres)
c.Hank Area (approximately 2,250 acres)

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

West North Butte
East North Butte
Johnson County
Campbell County
Willow Creek
Hank
Nichols Ranch
Central Processing Plant
North Rolling Pin
Jane Dough
N
0 ½ 1 2
Miles

Ownership

Except where noted in the individual sections below, all mineral rights associated with the Project including claims, surface use agreements, mineral leases, etc. were acquired through the acquisition of Uranerz in 2015. Annual land holding fees associated with the Projects for 2023 totaled $770,000. Details of property ownership are described below by project area.

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

Jane Dough

The permit boundary for the Jane Dough area encompasses approximately 3,680 acres. Within the Jane Dough permit boundary, EFR controls 117 unpatented lode-mining claims, three SUAs and 16 fee mineral leases. The fee mineral leases and claims encompass approximately 3,121.43 acres. The fee mineral leases and SUAs have terms of 10 years. These leases have expiration dates ranging from 2027 to 2032. They can be extended indefinitely by establishing production on the lease. The SUAs have set provisions for reimbursement to the surface owner for damages resulting from Company operations. In the south half of Section 28, T43N, R76W, the Company controls 57.29% of the fee mineral estate under various fee mineral leases mentioned above.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Nichols Ranch is located 80 miles northeast of Casper, Wyoming and accessible via two-wheel drive on existing county and/or private gravel and dirt roads by proceeding north approximately 10 mi from Wyoming Highway 387 on the IDT Road and approximately 12 mi northwest of the junction of Wyoming Highway 387 and Wyoming Highway 50.

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

The Complex is located in Johnson and Campbell Counties. These counties are generally rural; according to the April 1, 2020 United States Census, there were 8,447 people living in Johnson County and 47,026 people living in Campbell County. Most of the workers at the Complex are from the local area and nearby communities such as Casper, Wyoming, approximately 80 mi southwest of the Complex. Casper is the county seat of Natrona County and, as of the 2020 census, has a population of 59,038. Casper has numerous industrial supply and service companies to support mining operations. EFR maintains an office in Casper to support its Wyoming mining operations.

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

The proximity of the Complex to paved roads will facilitate transportation of equipment, supplies, personnel, and product to and from the properties. Although the population within 50 miles of the subject properties consists mainly of rural ranch residences, personnel required for exploration, construction, and operation are available in the nearby towns of Wright, Midwest, Edgerton, Gillette, Buffalo, and Casper, Wyoming.

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

In January 2008, Uranerz entered into the JV, resulting in an 81% undivided interest in the mineral rights controlled by the JV. Uranerz commenced exploration on the Arkose Project in 2008. A total of 1,971 exploration holes were drilled on the Arkose Project JV from April 2008 to August 2012. A portion of the Arkose Project JV holdings were subsequently incorporated into the

Jane Dough portion of the Nichols Ranch Mining Unit and remain subject to the 81% ownership, as discussed in Section 4.0 of this Technical Report.

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

Permitting and Licensing

Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the WDEQ-LQD. In July 2011, Uranerz received a Source Material License from the NRC for the Nichols Ranch Plant and Nichols Ranch Wellfield, and construction of the Nichols Ranch Plant immediately began. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and uranium ISR facilities, and regulation of the Source Material License was transferred from the NRC to WDEQ-LQD.

Both the state and federal agencies analyzed all environmental aspects of the Nichols Ranch Project including reclamation of the land surface following extraction operations and restoration of impacted ground water. Workplace safety and the safety of the public are also closely monitored by regulatory agencies. We have posted a reclamation bond with the regulatory agencies in an amount of $7.1 million (most recently approved on August 15, 2023) to cover the total estimated cost of reclamation by a third party as a requirement of the licenses.

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

The uranium mineralization is composed of amorphous uranium oxide, sooty pitchblende, and coffinite, and is deposited in void spaces between detrital sand grains and within minor authigenic clays. The host sandstone is composed of quartz, feldspar, accessory biotite and muscovite mica, and locally occurring carbon fragments. Grain size ranges from very fine to very coarse sand but is medium grained overall. The sandstones are weakly to moderately cemented and friable. Pyrite and calcite are associated with the sands in the reduced facies. Hematite or limonite stain from pyrite are common oxidation products in the oxidized facies. Montmorillonite and kaolinite clays from oxidized feldspars are also present in the oxidized facies (Uranerz, 2010a). The uranium being extracted is hosted in a sandstone, roll front deposit at a depth ranging from 400 ft to 800 ft.

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

The table below sets out the Mineral Resources estimates for the Nichols Ranch Project as of December 31, 2023. These estimates are derived from the Nichols Ranch Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Nichols Ranch Technical Report Summary remained accurate as of December 31, 2023.

Nichols Ranch Remaining Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Project Area	Cut-off (ft-%)(2)(8)	Tons (000s)	Grade (%U3O8)	Contained Metal (000s lb U3O8)	EFR Basis (%)	EFR Metal (000s lb U3O8)	Metallurgical Recovery(9)
Measured Mineral Resources (M)	Nichols Ranch	0.2	11	0.187	41	100	41	71%
	Jane Dough	0.2	---	---	---	---	---	71%
	Hank	0.2	---	---	---	---	---	71%
	North Rolling Pin	0.2	---	---	---	---	---	71%
	West North Butte	0.2	---	---	---	---	---	71%
Total Measured			11	0.187	41	100	41
Indicated Mineral Resources (I)	Nichols Ranch	0.2	359	0.166	1,190	100	1,190	60.4%
	Jane Dough	0.2	1,892	0.112	4,237	81	3,432	60.4%
	Hank	0.2	450	0.095	855	100	855	60.4%
	North Rolling Pin	0.2	582	0.057	665	100	665	60.4%
Total Indicated		0.2	3,283	0.106	6,947	88.4	6,142
Total Measured + Indicated (M+I)		0.2	3,294	0.106	6,988	88.5	6,183
Inferred Mineral Resources (I)	Nichols Ranch	0.2	---	---	---	---	---	60.4%
	Jane Dough	0.2	188	0.112	420	81	340	60.4%
	Hank	0.2	423	0.095	803	100	803	60.4%
	North Rolling Pin	0.2	39	0.042	33	100	33	60.4%
Total Inferred		0.2	650	0.097	1,256	93.6	1,176
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

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2023, the total net book value attributable to the Nichols Ranch Plant on the Company’s consolidated financial statements was $7.2 million. The total net book value attributable to the North Rolling Pin and WNB properties was $10.2 million.

The Company’s Planned Work

Production at Nichols Ranch is currently on standby and restoration, pending market conditions improving sufficiently to resume production. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields, as all existing wellfields are now depleted. While production at the Nichols Ranch Project is currently being maintained on standby, in 2024 the Company is undertaking exploration drilling around the Collins Draw and Arkose portions of its larger land holdings around the Nichols Ranch Complex to expand the resources at the Nichols Ranch Project and to conduct delineation drilling in PA2 in order to plan out future wellfields to be ready for potential recommencement of production in late 2024 or in 2025.

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

The Mill is licensed to process an average of 2,000 tons of ore per day and to extract over 8.0 million pounds of U3O8 per year. In addition to the conventional circuit, the Mill has a separate vanadium by-product recovery circuit, and is constructing a separate REE oxide separation circuit.

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

Alternate Feed Materials

The Mill License (defined below) also gives the Company the right to process other uranium-bearing materials known as Alternate Feed Materials pursuant to an Alternate Feed Guidance published by the NRC. Alternate Feed Materials are uranium-bearing materials, other than natural or native ore, usually classified as waste products by the generators of the materials, which can be recycled by the Mill for the recovery of U3O8. The Mill License does not permit the processing of uranium-bearing materials that have undergone enrichment. Requiring a routine amendment to the Mill License for each different Alternate Feed Material, the Company can process these uranium-bearing materials and recover uranium, in some cases at a fraction of the cost of processing conventionally mined material. In other cases, the generators of the Alternate Feed Materials are willing to pay a recycling fee to the Company to process these materials to recover uranium and then dispose of the remaining by-product in the Mill’s licensed tailings cells, rather than directly disposing of the materials at a disposal site. By working with the Company and taking the recycling approach, the suppliers of Alternate Feed Materials can significantly reduce their remediation costs, as there are only a limited number of disposal sites for such materials in the U.S. Alternate Feed Materials are particularly attractive to Energy Fuels because they carry no associated mining costs.

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

Rare Earth Elements

In 2021, the Company began utilizing the Mill to process REEs at commercial scale from a monazite feed source. Monazite is typically produced as part of HMS mining operations and contains elevated quantities of the rare earth suite of elements as well as uranium. Since 2021, the Mill has successfully recovered rare earths as a mixed RE Carbonate product, which has been sold into the rare earth market. The Mill processed approximately 360 tons of monazite in 2023 and the Company is planning on processing approximately 480 MT of monazite in early 2024. The Mill is also completing installation of a RE separation facility (Phase I) that will allow for the production of NdPr oxide as well as heavy RE concentrate products at the Mill. Installation of the Phase I separation facility is expected to be completed near the end of Q1 2024. Phase I is expected to be capable of processing the equivalent of 8,000 to 10,000 tonnes of monazite annually. The Mill is uniquely suited to process monazite and extract both the REEs as well as the uranium. See “Part I, Item 1. Business Overview - The Company’s Rare Earth Elements Business” for a more detailed discussion of the Company’s REE initiatives.

Potential Recovery of Radioisotopes for use in Advanced Cancer Therapeutics

In 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. Under this strategic alliance, the Company is evaluating the feasibility of recovering Th-232, and Ra-226, from its existing REE and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232, potentially Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See “Part I, Item 1. Business Overview - The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics” for a more detailed discussion of this initiative.

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

Ownership

The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320-acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations. Total holding costs for the Mill in 2023 were $14,084.

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

When the State of Utah became an Agreement State, it required that a GWDP be put in place for the Mill. The GWDP is required for all similar facilities in the State of Utah and affects the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years. An application for renewal of the GWDP was submitted on July 15, 2022, prior to expiration of the current GWDP. The application remains under consideration at this time. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $23.8 million as of December 31, 2023, and financial assurances are in place for the total amount. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2023, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.

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

The Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing Alternate Feed Materials through December 2015. In 2016, the Company continued processing several Alternate Feed Materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing Alternate Feed Materials as well as the recovery of uranium from tailings pond solutions at the site. In 2020, Mill activities focused solely on processing Alternate Feed Materials and uranium and vanadium recovery from tailings pond solutions at the site. In 2021, Mill activities focused solely on processing monazite from heavy mineral sands operation for the recovery of U3O8 and rare earth elements. In 2023, the Mill processed monazite feeds to produce approximately 260 metric tonnes of partially separated rare earth oxides.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Project or Source	2023	2022	2021	2020	2019
Alternate Feed Materials(2)
Tons (000)	---	3	---	NA(2)	NA(2)
Ave. % U3O8	---	3.3%	---	NA(2)	NA(2)
Recovered Pounds U3O8 (000)	---	161	---	144(3)	---
Tailings Solution Recycle & Production from In-Circuit Material(4)

Recovered Pounds U3O8 (000)	---	---	---	47	---
Recovered Pounds V2O5 (000)	---	---	---	67	1,807
Recovered Metric Tons Total Rare Earth Oxide (TREO)	---	---	0	---	---
Conventional Feed Materials(5)
Tons (000)	326	0.1	---	---	---
Contained Grade % U3O8	0.46%	0.5%	---	---	---
Recovered Pounds U3O8 (000)(6)	---	1	---	---	---
Recovered Pounds V2O5 (000)	---	---	---	---	---
Recovered Metric Tons Total Rare Earth Oxide (TREO)	260	95	120	---	---
Nichols Ranch(7)
Recovered Pounds U3O8 (000)	0.2	0.5	0.5	6	70
Alta Mesa(8)
Recovered Pounds U3O8 (000)	---	---	---	---	---
Total Pounds of U3O8 Recovered (000)	0.2	162	---	197	70
Total Pounds of V2O5 Recovered (000)	---	---	---	67	1,807
Total Metric Tons of TREO Recovered	260	95	120	---	---
Notes:
(1) Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2) All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period from 2019 through 2023. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
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
(8) The Alta Mesa Project was sold by the Company on February 14, 2023.

Present Condition of the Property

Planned Operations and Maintenance

The Mill recovered no pounds of U3O8 during 2019, and operations focused solely on vanadium recovery from dissolved vanadium in the Mill’s tailings management system not recovered from previous processing activities (“Pond Return”). The Mill recovered approximately 67,000 pounds of V2O5 in 2020 from Pond Return. Of these 67,000 pounds of V2O5, all were for the account of the Company. During 2020, the Company recovered approximately 190,000 pounds of U3O8 from the processing of Alternate Feed Materials and Pond Return. The Company also recovered approximately 68,000 pounds of V2O5 from Pond Returns. In 2020, the Company also began processing an REE feed at a pilot scale. The Company produced approximately 4 metric tons of RE Carbonate. In 2021, the Mill processed 400 tons of monazite and produced 120 tonnes of TREO in the form of RE Carbonate. In 2022, the Mill processed 184 tonnes of monazite and produced 95 tonnes of TREO in the form of RE Carbonate and, in 2023, the Mill processed 326 tonnes of monazite and recovered 260 tonnes of TREO in the form of RE Carbonate. The Mill operations registered zero lost time accidents in 2019, 2020, 2021, 2022 and 2023.

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

Total Cost of Project

The Mill was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Mill has been fully impaired, and as of December 31, 2023, the total net book value attributable to the Mill and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

During 2024, the Company expects to commission its rare earth separation circuits (Phase 1), which will allow it to recover approximately 25 to 35 tonnes of NdPr Oxide in the form of NdPr oxalate, as well as 10 to 20 tons of SEG and heavy rare earth oxides in the form RE carbonate from approximately 480 tonnes of monazite. The Company also expects to recover the associated uranium in the monazite, which is expected to result in a few thousand pounds of U3O8.

The Company also plans to process Alternate Feed Materials and uranium ore, which is expected to result in the recovery of approximately 150,000 to 500,000 pounds of U3O8, depending on the timing of ramp up of production at the Company's Pinyon Plain, La Sal and Pandora mines.

The Pinyon Plain Project

Material Project
Non-Material Project
89
Kanab
89
UTAH
orado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0
5
10
20
Miles
180
Copyright:(c) 2014 Esri

The following technical and scientific description of the Pinyon Plain Project is based in part on the Preliminary Feasibility Study titled “Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023, effective as of December 31, 2022, and prepared by Mark B. Mathisen, C.P.G., R. Dennis Bergen, P. Eng. and Grant Malensek, M.Eng., P. Eng., each a Qualified Person employed by SLR, Lee (Pat) Gochnour, MMSA, a Qualified Person employed by Gouchnour & Associate, Inc. and Jeffrey Woods, MMSA, a Qualified Person employed by Woods Process Services (the “Pinyon Plain Technical Report Summary”). The Pinyon Plain Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The Pinyon Plain Project was considered under SEC S-K 1300 definitions to be a development stage property as at December 31, 2023 because it contains both Mineral Resources and Mineral Reserves. In January 2024, the Company commenced uranium production at the Pinyon Plain Project. If and when the Company engages in material extraction from the Pinyon Plain Project, the Project will be considered a production stage property and the Company will be considered a production stage issuer.

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

Claim maintenance costs for 2023 were $1,485. The claims have a 3.5% Atomic Energy Commission Circular 5 royalty on uranium production, payable to a former owner of the claims.

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

Development of uranium-bearing breccia pipes of the Arizona Strip requires minimal surface disturbance, typically less than 20 acres total. Thus, the overall environmental impact is minimal. Nevertheless, the areas in the general vicinity of the Grand Canyon can be environmentally sensitive in many ways and so the permitting, development, and operation of a uranium extraction facility in this area remains a contentious issue. As described above, in 2009 over one million acres of federal land were withdrawn from mineral location, subject to valid existing rights, and on August 8, 2023, President Biden designated the Baaj Nwaavjo I’tah Kukveni – Ancestral Footprints of the Grand Canyon National Monument, which also restricted approximately one million acres of previously withdrawn lands from mineral location, subject to valid existing rights. The Pinyon Plain mine is located within these withdrawal and national monument areas, but is considered to have valid existing rights, so can continue to be mined in accordance with its USFS-approved PO. Reclamation at the Pinyon Plain Project is bonded at its total expected cost.

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

Drill core was collected from both historical surface holes and recent underground drilling. Recent core, which makes up the majority of data for the Project was analyzed at the Mill. The Company utilized standard QA/QC procedures for analyzing both uranium and copper. This QA/QC program involved the submission of duplicate samples, certified reference materials and blank samples to the White Mesa Mill laboratory. It also included sending samples to 3rd Party laboratories for analysis and the submission of certified reference materials to those laboratories.

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

The table below sets out the Mineral Resources estimates for the Pinyon Plain Project as of December 31, 2023. As stated in SK-1300 regulations, Mineral Resources must be reported exclusively of Mineral Reserves; therefore, because Mineral Resource to Mineral Reserve conversion was 100% in the Main Zone, no Mineral Resources are reported for the Main Zone. These estimates are derived from the Pinyon Plain Technical Report Summary. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2023.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Uranium, December 31, 2023(1)(2)(3)(4)(5)(6)(7)(8)

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
(8) Mineral Resources are 100% attributable to the Company.

The U3O8 Mineral Resource estimate for the Pinyon Plain Project dated December 31, 2023 decreased from the previously reported Mineral Resource estimate effective December 31, 2021 due to the first-time disclosure of Mineral Reserves. Total Measured Mineral Resources decreased from 6,000 tons at 0.46% U3O8 containing 55,000 lbs U3O8 on December 31, 2021 to nil on December 31, 2022, a 100% decrease. Total Indicated Mineral Resources decreased from 127,000 tons at 0.92% U3O8 containing 2,347,000 lbs U3O8 to 37,000 tons at 0.95% U3O8, totaling 703,000 lbs U3O8, a 70% decrease. Total Inferred Mineral Resources decreased from 16,300 tons at 0.39% U3O8, containing 126,000 lbs U3O8 to 5,000 tons at 0.50%U3O8, totaling 48,000 lbs U3O8, a 62% decrease. The decrease in the Inferred Mineral Resource is attributable to removing the Upper and Cap Mineral Resources from the Mineral Resource estimate and converting these amounts to Mineral Reserves as further disclosed below. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2023.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Copper, December 31, 2023(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

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

The table below sets out the Mineral Reserves estimates for the Pinyon Plain Project as of December 31, 2023. These estimates are derived from the Pinyon Plain Technical Report Summary. Current economic conditions, mine design, and cash flow analysis do not account for processing of copper mineralization and thus copper is excluded from the Mineral Reserve estimate. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2023.

Pinyon Plain Project – Summary of Mineral Reserves, December 31, 2023(1)(2)(3)(4)(5)(6)(7)(8)

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

In continuing to move the Project towards production, work in 2023 included the hiring of new onsite personnel, installation of underground loading pockets, continued underground drift development, the installation of an underground shop, construction of a surface ore pad and starting a vent raise. The vent raise is expected to be completed in early 2024.

The Pinyon Plain Project was acquired by the Company in June 2012 through the acquisition of the U.S. Mining Division from Denison. As of December 31, 2023, the total net book value attributable to the Pinyon Plain Project and its associated equipment on the financial statements of the Company was $3.41 million.

The Company’s Planned Work

The Company announced in December 2023 that it was putting the Pinyon Plain mine into production, which production did not actually commence in any significant way until early 2024. This production will fulfill uranium contracts the Company entered into in 2022. The Company expects to produce 25,000 to 30,000 tons of ore from the Pinyon Plain Mine in 2024. In addition to production, the Company plans to complete an underground exploration drilling program during the year on the Juniper Zone of the deposit.

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

Ownership

Since May 27, 2016, the Roca Honda Project has been held solely by Strathmore Resources (US) Ltd (Strathmore), which is a wholly owned subsidiary of Energy Fuels Inc. Strathmore acquired the initial portion of the property on March 12, 2004, from Rio Algom Mining LLC (Rio Algom), a successor to Kerr-McGee Corporation (Kerr-McGee), which had staked the claims in 1965 and had continuously maintained them. Roca Honda Resources LLC. (RHR) was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation of Japan and transferred the property to RHR. Energy Fuels Inc. acquired a 100% interest in Strathmore in August 2013 and assumed Strathmore’s 60% ownership interest in RHR. Energy Fuels Inc. acquired the remaining 40% ownership interest in RHR in May 2016 and is now 100% owner of the Roca Honda Project. Total holding costs for 2023 were $34,275.

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

Holding costs for the 163 claims include a claim maintenance fee of $165.00 per claim payable to the BLM before September 1 of each calendar year and recording an affidavit and Notice of Intent to hold with the McKinley County Clerk, New Mexico. County recording fees for the claims are approximately $425 per year

New Mexico General Mining Lease number HG-0133, located on Section 16, covers an area of 638 acres. The mining lease has a primary, secondary, tertiary, and quaternary term, each with annual rentals to be paid in advance. Strathmore first acquired a lease on Section 16 in November 2004 (Lease number HG-0036-002). As there was no provision to extend the lease past 2019 other than by production, Strathmore dropped the lease as its payment came due in December 2015. The New Mexico Land Office held an auction of the lease parcel that same month. Strathmore was the successful bidder, paying a $100,000 bonus. The new lease has a primary term of three years, and the annual rental is $1.00/acre ($640). The secondary term for years 4 and 5 will require a payment of $10/acre each year, and the tertiary term, years 6 through 10, will cost $3.00/acre each year. The lease will have a quaternary term for years 11 through 15 requiring an annual rental of $10.00 per acre plus an escalating advanced royalty of $10.00 per acre per year. By acquiring the new lease, Strathmore may now hold the land until production can begin up to December 14, 2030. At the end of the quaternary term, the lease may be automatically extended if production has begun. The lease stipulates a 5% of gross returns royalty to the State of New Mexico “less actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns” for production of uranium, which is designated a “special mineral” in the lease.

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

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed during late 2024 or early 2025 with a Final EIS and RoD scheduled to be completed in 2025.

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

The two other major permits that are in the agency review stage are the Discharge Permit, which is expected to be issued in 2025, and the Permit to Mine, which is expected to be issued in 2025 following approval of the Final EIS by the USFS. Permit approvals from the USACE and the EPA are also required for discharge of treated mine water associated with mine activities. An application for the USACE permit has been submitted and the permit is expected prior to issuance of the Permit to Mine in 2025. An application for the EPA permit has also been submitted, however; the previous application is expected to be withdrawn and a new application submitted during 2024. The EPA permit for discharge of treated mine water is expected prior to issuance of the Permit to Mine in 2025. EPA approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants will also be required prior to mining.

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

The table below sets out the Mineral Resources estimates for the Roca Honda Project as of December 31, 2023. These estimates are derived from the Roca Honda Technical Report Summary, in which Mineral Resources were estimated as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Roca Honda Technical Report Summary remained accurate as of December 31, 2023.

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

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2023, the total net book value attributable to the Roca Honda Project on the consolidated financial statements of the Company was $22.10 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2024. Permitting efforts in 2024 include the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties, including the submittal of a revised National Pollutant Discharge Elimination System (“NPDES”) permit application to the EPA and continuation of the Supplement to the Draft EIS through the USFS.

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

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 218 unpatented mining claims on land administered by the BLM, and approximately 640 acres within a State of Wyoming lease. The combination of the mineral holdings comprises approximately 5,055 acres. Total holding costs for 2023 were $38,581.

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

The table below sets out the Mineral Resources estimates for the Sheep Mountain Project as of December 31, 2023. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Resources as of December 31, 2021 and are exclusive of Mineral Reserves. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2023.

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

The table below sets out the Mineral Reserve estimates for the Sheep Mountain Project as of December 31, 2023. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Reserves as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2023.

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

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2023, the total net book value attributable to the Sheep Mountain Project on the Company's consolidated financial statements was $34.18 million.

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

Ownership

The Company’s property position at the Bullfrog Project consists of 127 unpatented mining claims located on BLM land, encompassing approximately 2,344 acres. Surface access to conduct exploration, development and mining activities on unpatented mining claims is granted by the BLM as long as NEPA regulations are met. The property is 100% owned by the Company and was acquired from Denison Mines Corp. and its affiliates in June 2012. Total holding costs in 2023 were $21,222.

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

Permitting

Although the Company has completed initial environmental baseline studies and mine plans for permitting purposes at the Bullfrog Property, the submittal of permit applications has been deferred pending favorable market conditions.

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

For the GT method, composite samples were flagged by each sand unit for each deposit. GT contours were modeled using this composite data for each of the three mineralized sand zones (MU, ML and L) within the Bullfrog deposit. The modeling process resulted in the creation of grade and thickness grid files or rasters.

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

The table below sets out the Mineral Resources estimates for the Bullfrog Project as of December 31, 2023. These estimates are derived from the Bullfrog Technical Report Summary, which estimated Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Bullfrog Technical Report Summary remained accurate as of December 31, 2023.

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

The Bullfrog Project was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Bullfrog Project has been fully impaired, and as of December 31, 2023, the total net book value attributable to the Bullfrog Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Due to improvement in the uranium market, the Company is planning to conduct additional evaluation work at the Bullfrog Project during 2024. The Company plans on initiating an engineering study to determine the surface and underground infrastructure required to bring the Project into production. This information will also be used in permitting activities associated with the Project.

The La Sal Project

Material Property
Non-Material Property
Whirlwind
La Sal Complex
Bullfrog Project
White Mesa Mill
Green River
Grand Junction
Moab
Montrose
Monticello
Dove Creek
Blanding
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

The following technical and scientific description of the La Sal Project is based in part on the report titled “Technical Report on the La Sal Project, San Juan County, Utah, USA” dated February 22, 2022, prepared by Mark B. Mathisen, C.P.G., a Qualified Person employed by SLR (the “La Sal Technical Report Summary”). The La Sal Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The La Sal Project does not have known “Mineral Reserves” and is therefore considered under SEC S-K 1300 definitions to be an exploration stage property, notwithstanding that the Company commenced production from the property starting in January 2024.

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

Ownership

The Project consists of approximately 9,500 acres of mineral rights in a combination of unpatented mining claims owned by EFR Colorado, unpatented mining claims leased by EFR Colorado, State of Utah mineral leases, a San Juan County surface use, access, and mineral lease, and mining leases on private mineral rights, all located in the La Sal Mining District. The land surface overlying some mineral rights is also of varying ownership. Where the federal government controls the surface and minerals, EFR Colorado has the right to access, explore, develop, and mine on unpatented mining claims located on land managed by the BLM or USFS, as long as NEPA regulations are met. All other property, regardless of ownership, is covered by access or surface lease agreements with landowners, including ranchers, San Juan County, and the State of Utah. Total holding costs including fee leases, surface use agreements and claims in 2023 were $194,856.

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

All claims, which are renewed annually in September of each year, are in good standing until September 1, 2024 (at which time they will be renewed for the following year as a matter of course). All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $165 per claim plus approximately $10 per claim for county filing fees to the BLM.

The Company leases the mineral rights on 119 claims located across the Project. These claims are held through four separate mineral leases (“MLs”) described in detail below.

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

The Utah State mineral lease ML-18301, covering all of the 640 acres in Section 36, T28S, R24E, was originally issued to an individual, Robert Manly, on April 25, 1960. Through a series of assignments and amendments, the lease is now held by EFR Colorado. The current term of the lease runs through December 31, 2024; it is renewable annually by making an annual rental payment as well as advance royalty payments. The annual rental is $1.00/acre ($640 total) and the advance royalty payment is based on the previous January through November’s average uranium and vanadium market prices. Rentals and annual minimum royalties are credited against actual production royalties for the year in which they accrue. Mining costs are not allowable deductions. The surface of approximately 384 acres of the western part of the lease parcel is owned by Charles Hardison Redd and EFR Colorado has a surface access agreement with Redd. The surface of the eastern part of the lease, a total of 256 acres, is owned by the State of Utah State. Rights to necessary surface use are granted by the mineral lease. The eastern part of the Beaver/La Sal mine lies within this lease.

Mineral lease ML-27247 covers 40 acres in the SW¼, SW¼, Section 35, T28S, R24E. The lease was originally issued on December 4, 1970, to an individual, Gregory Hoskin. Through a series of assignments and amendments, the lease is now held by the Company. The current term of the lease runs through December 31, 2024; it is renewable annually by making advance royalty payments. The surface of the western 20 acres of the lease parcel is owned by Redd Agri LLC (Redd Agri) and the eastern 20 acres is owned by La Sal Livestock. The Company has a surface access agreement with both Redd Agri and La Sal Livestock. Portions of the western part of the Beaver mine lie on this lease parcel. The lease is held by paying an annual rental payment and an annual minimum royalty based on the previous January through November’s average uranium and vanadium market prices. Rentals and annual minimum royalties are credited against actual production royalties for the year in which they accrue.

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

The Company has leased the mineral rights on numerous parcels from various private landowners. The Redd family, as individuals or in legal entities, namely La Sal Livestock and Redd Agri, LLC, has owned much of the subject land for many decades, both mineral rights and surface. A few small parcels have joint ownership of minerals with parties other than the Redd family. The surface estate has been split from the minerals on numerous parcels. The Company has surface use and access agreements in place with all the private landowners that allow for any activities pertaining to exploration, development, and mining. The expiration dates for these leases range from 2026 to 2031 but can be held indefinitely through production. All fee leases are subject to annual payment, which may require adjustments based on the long-term spot price of uranium and vanadium.

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

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with the UDOGM. If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through DWQ. Air permits for air emissions including radon are issued by the Utah Division of Air Quality. Water well permits, water rights, and stream alteration permits are issued through the Division of Water Rights. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EAs and FONSIs under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. An NOI amendment for the Energy Queen Property was approved by the UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by the DWQ in 2009 and renewed most recently in 2018. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. As market conditions may warrant, the Company intends to perform engineering studies to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance. A groundwater discharge permit through DWQ may also be required prior to resuming dewatering operations at the Energy Queen Property.

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

The La Sal deposits are classified as sandstone hosted uranium-vanadium deposits. Sandstone-type uranium deposits typically occur in fine to coarse grained sediments deposited in a continental fluvial environment. The La Sal Trend uranium-vanadium deposits are a similar type to those elsewhere in the Uravan Mineral Belt. The Uravan Mineral Belt was defined by Fisher and Hilpert (1952) as a curved, elongated area in southwestern Colorado where the uranium-vanadium deposits in the Salt Wash Member of the Morrison Formation generally have closer spacing, larger size, and higher grade than those in adjacent areas and the region as a whole. The location and shape of mineralized deposits are largely controlled by the permeability of the host sandstone. Most mineralization is in trends where Top Rim sandstones are thick, usually 40 feet or greater.

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

The table below sets out the Mineral Resources estimates for the La Sal Project as of December 31, 2023. These estimates are derived from the La Sal Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the La Sal Technical Report Summary remained accurate as of December 31, 2023.

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

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. As of December 31, 2023, the total net book value attributable to the La Sal Project and its associated equipment on the financial statements of the Company was $0.40 million.

The Company’s Planned Work

The Company announced in December 2023 that it was putting the La Sal Project back into production. The Company is utilizing employees that were working on rehabilitation of the Whirlwind mine decline during the summer of 2023 as well as some additional personnel to mine the La Sal/Beaver portion of the La Sal Complex. The Company has hired a contract mining company to mine the Pandora portion of the La Sal Complex. At full production, the La Sal/Beaver and Pandora mines can each produce approximately 4,000 tons of uranium/vanadium ore per month (8,000 tons total). The mines will ramp up production during early 2024 and should achieve full production by mid-year.

The Bahia Project

Caracas
Bogota
Columbia
Quito
Peru
Lima
Brazil
Brasilia
Bahia Project
Bolivia
Atlantic Ocean
Pacific Ocean
Asuncion
Rio de Janeiro
Sao Paulo
Argentina
Santiago
Montevideo
Buenos Aires
N
0 250 500 1,000
Miles

The following technical and scientific description of the Bahia Project is based in part on a number of historical exploration reports provided by previous owners to the Brazilian Mining Agency, Agência Nacional de Mineração (National Mining Agency (“ANM”). These reports were submitted to ANM between 10/20/2016 and 4/29/2022 and do not comply with S-K 1300 or NI 43-101. Daniel Kapostasy, a Qualified Person employed by the Company and currently serving as the Company’s Vice President, Technical Services, has reviewed these reports in detail and held various discussions with the people who collected the samples and wrote the reports. The Company is currently collecting the data and conducting the test work required to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report, including a Mineral Resource estimate if the test work is successful in confirming a Mineral Resource, and expects to disclose its results in Q1 2025. Currently, the Bahia Project has no S-K 1300 or NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.

Project Description

The Bahia Project is an exploration stage property comprised of seventeen individual ANM Process Areas between the municipalities of Prado and Caravelas in the state of Bahia, Brazil, prospective for heavy mineral sands (“Heavy Minerals”), including ilmenite, rutile, zircon and monazite. All seventeen of the Process Areas are 100% controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil Ltda. If the Project is put into production, it will be comprised of multiple shallow open pits.

The geographic coordinates for the Bahia Project are approximately latitude 17°17’27.6” S and longitude 39°13’26.4” W for the northern extent, latitude 17°44’27.6” S and longitude 39°13’15.6” W for the southern extent, and latitude 17°30’56.6” S and longitude 39°13’15.6” W for the approximate center of the Project.

Ownership

The Project consists of approximately 15,089.71 hectares (37,300 acres or 58.3 square miles) of mineral rights controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil Ltda.

ANM Process Area	Title Holder	Stage	Area (Hectares)
870.267/2016	Energy Fuels Brazil Ltda.	Mining Concession Request	112.68
870.270/2016	Energy Fuels Brazil Ltda.	Exploration Authorization	607.07
870.271/2016	Energy Fuels Brazil Ltda.	Exploration Authorization	1,142.78
870.864/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	769
870.866/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,136.2
870.868/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,195.32
870.869/2011	Energy Fuels Brazil Ltda.	Exploration Authorization	1,778.17
870.871/2011	Energy Fuels Brazil Ltda.	Right to Apply for Mining Concession	1,322.54
870.872/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	703.43
870.873/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	334.67
870.874/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	755.96
870.875/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	592.48
870.876/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,112.92
873.520/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,055.34
873.723/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	799.93
873.724/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	982.1
871.441/2018	Energy Fuels Brazil Ltda.	Mineral Research Permit	689.12
Total	Energy Fuels Brazil Ltda.		15,089.71

Mineral tenure is guaranteed by the Federal Constitution in Brazil. Mineral resources are separate from the surface owners (i.e. split estate), and the Republic of Brazil is the owner of all mineral resources. The federal government can grant mineral rights for exploration and production to Brazilian companies (or foreign companies with established Brazilian entities). Brazilian entities that are granted mining rights have the ownership of the product they are mining. Mineral rights can be assigned, transferred or subject to encumbrance, provided that legal requirements are fulfilled and that the transaction is registered with and approved by the Brazilian National Mining Agency (“ANM”).

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

Permitting

Limited permitting work has been conducted at the Project. The Company has engaged a local consulting firm to provide an overview of the permitting process, identify any significant issues and initiate a stakeholder engagement program. Permitting is expected to commence in 2024. As more information is available and the permitting process begins, additional information will be provided.

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

Placer deposits, similar to those found at the Project, can be found globally in places such as South Africa, Australia, Madagascar, India, Thailand, and the Southeastern United States. In Brazil, similar placers were mined in São Francisco de Itabapoana, Rio de Janeiro, and Cumuruxatiba (located 30 km to north of Prado), in Bahia.

Data Verification

The data collected and provided in this disclosure is derived entirely from the exploration reports for each of the seventeen ANM Process Areas. Daniel Kapostasy, Vice President, Technical Services and Qualified Person for the Company has reviewed these reports in detail and discussed the methods used with the project geologist in charge of field and laboratory activities for the previous owners. This person is also currently an employee of Energy Fuels Brazil Ltda. Heavy mineral concentrations were derived for every meter drilled using heavy liquid separations, a standard method of heavy mineral determination.

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

Verification of the Heavy Minerals concentration was started by the Company in September 2022, when it hired a contract driller to collect samples using a sonic rig. While no laboratory analyses have been received to date, visual estimation of the Heavy Minerals quantity indicates that the historical values seen at the various Process Areas are valid. The Company expects to start receiving data from its confirmation drilling program in early 2024.

Present Condition of the Property and Work Completed to Date

The Project is a greenfield project in that no mining has taken place on the ANM Process Areas. Most of the surface use in the region is for farming and ranching. As mentioned previously, the former owners carried out an extensive auger drill exploration program completing over 3,300 holes. Between September 20, 2022 and February 14, 2023, the Company drilled 2,266 meters of sonic drill core on various ANM Process Areas to confirm the prior drilling and collect samples and data for use in an S-K 1300/NI 43-101 compliant technical report for publication in Q1 2025.

As of December 31, 2023, the net book value of the Bahia Project was $29.13 million.

The Company’s Planned Work

The Company plans to start a Phase II drilling program in Q1 2024, utilizing its own sonic drill rig. The purchase of a drill rig provides the Company with flexibility in drilling out this large project. Additional work planned in 2024 includes continuation of permitting and community engagement activities, continuation of metallurgical test work and engineering design. The Company plans to use this information to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in Q1 2025, including an estimate of Mineral Resources if Mineral Resources are confirmed.

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

The Company holds the following non-material mineral properties:

Other ISR Projects

The Company’s Properties located in the Powder River Basin, Wyoming are as follows:

N
0 10 20 40
Miles
Nichols Ranch
Arkose
Sheep Mountain
25
26
20
Riverton
North Platte River
789
Casper
18
Lander
220
26
287
Rawlins
30
80
25
80
789
85
Rock Springs
Laramie
Cheyenne
287
WYOMING
COLORADO
Copyright:© 2014 Esri

The Company’s properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 4,359 acres owned 100% by the Company through its wholly owned subsidiary, Uranerz. These properties, located at Arkose, include the: Verna Ann, Niles Ranch, Arvina, Streeter, Table Mountain, Heldt Draw, Drew, Collins Draw and Jack properties. The Company, through Uranerz, also holds an 81% interest in the Arkose Joint Venture, which holds 40,852 net acres in the Powder River Basin.

In September 2016, Uranerz elected to forfeit 298 unpatented lode mining claims covering approximately 6,157 acres from its North Willow Creek (50 claims), Hat (61 claims), Divide (36 claims), North Nichols (107 Claims) and East Nichols (44 claims) properties, which constitutes all the claims in those projects.

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

Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal
Complex
Monticello
Dove Creek
Blanding
Bullfrog
Project
White
Mesa Mill
Halls Crossing
UTAH
COLORADO
6
70
72
24
128
141
50
191
46
90
276
95
666
N
0
10
20
40
Miles

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size has been reduced since the acquisition. The retained property continues to cover the known mineralized areas. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. In 2022, the Company initiated work at Whirlwind to rehabilitate the existing decline. Work progressed until December 2022, when it was put on hold due to inclement weather. The Company finished rehabilitation work on the decline in 2023.

Internal Controls Relating to Exploration, Mineral Resource and Mineral Reserve Estimation Efforts

The primary exploration tool used for uranium projects is a downhole gamma probe. The gamma probe provides an equivalent %U3O8 grade by measuring decay products of U-238. The Company regularly calibrates its gamma probe during drilling programs at one of a number of DOE test-pits. This is standard procedure in the uranium industry. To verify gamma probe readings, the Company will either collect core and send that material to a 3rd party lab for assay or use a prompt fission neutron (“PFN”) probe that directly measures the downhole uranium concentrations. Similar to the gamma probe the PFN probe, when in operation, is regularly calibrated at the DOE test-pit.

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

White Mesa Mill

In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the State of Utah Division of Air Quality’s (“UDAQ”) decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by UDEQ relating to nitrate contamination in the shallow aquifer at the Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the Utah Division of Radiation Control’s (“DRC”) Radioactive Materials License Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or license amendment, as applicable. At this time, the Company does not believe any such modifications or replacements would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Air Quality Approval Order, Corrective Action Plan and/or license amendment have not yet been determined and could be significant.

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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our Common Shares are listed for trading on the NYSE American under the symbol “UUUU” and on the Toronto Stock Exchange under the symbol “EFR.” As of February 21, 2024, the closing bid quotation for our Common Shares was $6.25 per share as quoted by the NYSE American and was $8.46 per share as quoted by the TSX. As of February 21, 2024, Energy Fuels had 163,570,079 Common Shares issued and outstanding, held by an estimated 115,000 or more shareholders.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Equity Securities
During 2023, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2023, concerning stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) outstanding pursuant to our 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), which has been approved by the Company’s shareholders. The Company does not have an equity compensation plan that has not been approved by shareholders. The table also includes stock options that the Company assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights (US$)(1)(3)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	3,004,835(2)(4)(5)(6)	$4.89(7)	13,261,080
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,004,835	$4.89	13,261,080
(1)    The number of Common Shares, and the exercise price thereof, has been adjusted to take into account the Consolidation. There are no warrants outstanding at this time.
(2)     Includes 523,469 stock options and 641,839 RSUs. With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% on January 27 approximately one year after the date of grant, as to another 25% on January 27 approximately two years after the date of grant and as to the remaining 25% on January 27 approximately three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment.
(3)    641,839 RSUs have been excluded from the weighted average exercise price because there is no exercise price.
(4)     Includes 816,854 SARs granted in 2019 and earned in 2018 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $2.92 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 22, 2020. As of December 31, 2023, the first two performance goals had been achieved with the underlying SARs now vested. These SARs are currently in the last year of their five-year term.
(5)    Includes 788,253 SARs granted in 2022 and earned in 2021 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $6.47 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As of December 31, 2023, none of the performance goals had been achieved and none of the underlying SARs have vested.
(6)    Includes 234,421 SARs granted in 2023 and earned in 2022 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $7.36 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2024. As of December 31, 2023, none of the performance goals had been achieved and none of the underlying SARs have vested.
(7)    Represents a weighted average exercise price of: (i) $4.90, which is the weighted average exercise price of stock options and SARs pursuant to the Omnibus Equity Incentive Plan, and (ii) $4.48, which is the weighted average exercise price of the Uranerz Replacement Stock Options.
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
Stock Performance Graph(1)
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels Common Shares beginning on December 31, 2018, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Cameco, NexGen Energy, Fission Uranium, Uranium Energy Corp, Ur-Energy, Paladin Energy, GoviEx Uranium, Denison Mines, Deep Yellow Ltd., Peninsula Energy and Boss Resources. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2018 in Energy Fuels Common Shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Comparison of 5-Year Cumulative Total Return

Assuming Initial Investment of $100

(December 31, 2018 - December 31, 2023)

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2018
2019
2020
2021
2022
2023
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2023 and the related notes thereto. The purpose of this Item 7 is: (i) to provide material relevant to an assessment of the financial condition and results of operations of Energy Fuels Inc., including an evaluation of the amounts and certainty of cash flows from operations and from outside information sources; and (ii) to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not necessarily indicative of future operating results or of future financial condition. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Item II, Cautionary Statement Regarding Forward-Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to “Cdn$” refer to Canadian dollars, “Aus$” refer to Australian dollars and “$” to U.S. dollars.
Operations Update and Outlook for 2024
Overview
The Company continues to believe that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, and citizens on decarbonization, electrification, and security of energy supply. In addition, Russia’s invasion of Ukraine and the entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers, like Energy Fuels, to foster security of supply, avoid transportation and logistic issues, and ensure more certain pricing.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver under these contracts, the Company readied three of its permitted and developed conventional uranium mines, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah for uranium production in late Q4-2023. At the start of 2024, all three uranium mines have commenced production. Once production is fully ramped up at Pinyon Plain, La Sal and Pandora by mid- to late-2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. The Company stockpiles ore from production at its three conventional mines for processing in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule and will continue to produce uranium from its alternate feed recycling program, which is expected to total approximately 150,000 pounds of finished U3O8 in 2024. Total uranium production for 2024 is expected to be between 150,000 to 500,000 pounds of finished U3O8, depending on the timing of ramp up of production at the Company's Pinyon Plain, La Sal and Pandora mines.
Along with the sites in production, the Company is preparing two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch) for expected production within one year and advancing permitting on several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to strong uranium market conditions. If strong market conditions continue as expected, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels' uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2025. In 2024, the Company also plans to advance permitting and development on the Roca Honda, Sheep Mountain and Bullfrog projects, which could expand the Company's uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company also expects to commence an ore buying program from third-party miners in 2024, which is expected to further increase the Company's uranium production profile. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its uranium inventories including its recent purchases of U.S. origin uranium on the spot market to fulfill its new contract requirements.
The Company’s decision to ramp-up uranium production at this time was driven by several favorable market and policy factors, including strengthening spot and long-term uranium prices, increased buying interest from U.S. nuclear utilities, U.S. and global government policies supporting nuclear energy to address global climate change, and the need to reduce U.S. reliance on Russian and Russian-controlled uranium and nuclear fuel. Underscoring these positive trends, attendees at the recently concluded World Climate Action Summit of the 28th Conference of the Parties of the U.N. Framework Convention on Climate Change Summit (“COP28”) hosted in Dubai, UAE from November 30, 2023 to December 12, 2023, emphasized the need for more nuclear energy, fueled by uranium, to lower global carbon emissions and help address climate change. According to a December 1, 2023 U.S. Department of Energy (“DOE”) news release, more than 20 countries on four continents, including the

U.S., pledged to triple nuclear energy output by 2050, recognizing “the key role of nuclear energy in achieving global net-zero greenhouse gas emissions by 2050 and keeping the 1.5-degree goal within reach.”
The Company continually seeks new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also expects to produce at a run-rate of 1.0 – 2.0 million pounds of vanadium per year starting as early as 2025, assuming the La Sal and Whirlwind mines are brought into production as contemplated, which could be held as in-process inventory or processed into finished V2O5 available for sale into improving markets.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE projects (in addition to the recent acquisition of the Bahia Project discussed in Note 7 – Property, Plant and Equipment and Mineral Properties). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, including expanding the U.S. Uranium Reserve Program, supporting efforts to restore domestic nuclear fuel capabilities, and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the year ended December 31, 2023, the Mill focused on its mixed RE Carbonate production and produced approximately 355 tonnes of high purity, partially separated mixed RE Carbonate, containing approximately 160 tonnes of TREO while working to secure additional monazite ore feedstock to increase production. During the year ended December 31, 2023, the uranium recovered from processing monazite ore was retained in-circuit and was not packaged as final U3O8 product. The Mill did not recover any vanadium in 2023.
The Company purchased an additional 480 tonnes of monazite from Chemours that it expects to receive in early 2024, which the Company expects to process for the recovery of uranium and production of 25 – 35 tonnes of separated NdPr oxide and 10 – 20 tonnes Sm+ RE Carbonate upon commissioning of the Mill’s Phase 1 REE separation circuit in early 2024 (see “Rare Earth Element Initiatives” below). No vanadium production is currently planned during 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company is also actively pursuing opportunities to process additional sources of natural monazite sands, new and additional Alternate Feed Material sources, and new and additional low-grade mineralized materials from third parties in connection with various uranium clean-up programs.
Conventional Mine Activities
During the year ended December 31, 2023, the Company performed rehabilitation and development work on its La Sal Complex and Whirlwind and Pinyon Plain Projects in preparation for production at those mines, including engineering, procurement, construction management, increased development activities, significant workforce expansion and needed rehabilitation of surface and underground infrastructure. As of the date of this Annual Report, the Company has commenced production at the La Sal mine, Pinyon Plain Project and Pandora mine. Once production is fully ramped up at the three mines, which is currently planned for mid- to late-2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from these three mines during 2024 will be stockpiled at the Mill for processing that is anticipated to start in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule.
The Company expects to continue rehabilitation and development work at its Whirlwind mine as it is prepared for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on current contract requirements, inventory levels, sustained improvements in general market conditions, procurement of suitable sales contracts and/or the continuation of the U.S. Uranium Reserve Program or similar government programs, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to commence uranium production within one (1) year, which could increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting in 2025, if strong market conditions continue as expected.
In 2024, the Company also plans to advance permitting and development on its Roca Honda Project, a large, high-grade conventional project, in New Mexico, its Sheep Mountain Project, a large conventional project in Wyoming, and its Bullfrog Project in Utah, which could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine and Sheep Mountain Project. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
In addition to the Company’s uranium business, the Company will also continue to advance its REE program at the Mill in 2024, along with the Mill’s uranium production, to fully capitalize on the Mill’s unique and valuable capabilities. As previously announced, the Mill is in the process of installing its Phase 1 capacity to produce up to 1,000 tonnes of NdPr oxide per year, subject to receipt of sufficient monazite feed. This capacity is expected to be completed in Q1 2024. At the current time, the Company expects to produce roughly 25 – 35 tonnes of NdPr oxide plus approximately 10 – 20 tonnes of an Sm+ RE Carbonate in Q2 2024, as it ramps-up and optimizes the newly installed circuit.
ISR Extraction and Recovery Activities
Although the Company expects to produce insignificant quantities of U3O8 in the year ending December 31, 2024 from Nichols Ranch, the Company plans to undertake exploration and development activities in 2024 to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production in late 2024 or in 2025, if strong market conditions continue as expected. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of December 31, 2023, the Company had approximately 685,000 pounds of finished uranium inventories located at certain conversion facilities in North America. Additionally, the Company has approximately 436,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During the year ended December 31, 2023, the Company purchased 220,000 additional pounds of uranium and sold 300,000 pounds of uranium to the U.S. Uranium Reserve Program and another 260,000 pounds under a uranium term contract.

The Company sold 79,344 pounds of vanadium during the year ended December 31, 2023. As of December 31, 2023, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2024
The Company sells uranium into its existing long-term contracts and continually evaluates selling a portion of its inventories on the spot market in response to future upside uranium price movements. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet contract obligations and gain exposure to future price increases.
Uranium Sales
The Company entered into four uranium sale and purchase agreements in 2022: three with major U.S. nuclear utilities and one with the U.S. Uranium Reserve Program. Under these contracts, the Company sold 560,000 pounds of U3O8 during 2023 with a weighted-average sales price of $59.42 per pound, which was partially subject to the then-prevailing market prices at the time of delivery.
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
In January 2023, the Company completed the sale of 300,000 pounds of its uranium inventories located at the Metropolis Works uranium conversion facility (“ConverDyn”) to the U.S. Uranium Reserve Program for $18.47 million ($61.57 per pound), which resulted in a gross profit of $35.85 per pound of uranium. In May 2023, the company sold 80,000 pounds of its inventories located at the Cameco Corporation conversion facility in Blind River, Ontario, Canada for $4.34 million ($54.19 per pound). In September 2023, the Company sold an additional 180,000 pounds of its U3O8 inventory located at the Cameco Corporation conversion facility in Blind River, Ontario, Canada for $10.47 million ($58.18 per pound). During January 2024, the Company sold 200,000 pounds of uranium into its existing portfolio of long-term contracts. One of the Company's utility customers has the option to purchase an additional 100,000 pounds of uranium from Energy Fuels in 2024. The Company holds uncommitted inventory and, with the benefit of future production, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2024 and beyond.
To provide the Company with additional flexibility to fulfill its contract obligations and gain direct exposure to potential future uranium price increases, the Company purchased 100,000 pounds of U.S. origin uranium on the spot market for $81.00 per pound in late 2023.
Vanadium Sales
As a result of then strengthening vanadium markets, during the year ended December 31, 2023, the Company sold approximately 79,344 pounds of the Company’s existing inventory of V2O5 at a weighted average sales price of $10.98 per pound of V2O5. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices. The sales during February and March 2023 were at a $0.60 per pound premium to the average spot price for V2O5.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
During the year ended December 31, 2023, the Company sold approximately 153,353 kilograms of RE Carbonate at an average price of $18.57 per kilogram of RE Carbonate, to Neo for separation at Silmet. At the current time, the Company expects to produce roughly 25 – 35 tonnes of NdPr oxide plus approximately 10 – 20 tonnes of an Sm+ RE Carbonate in Q2 2024, as it ramps-up and optimizes the Mill’s newly installed Phase 1 separation circuit, all of which it intends to sell to Neo.
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
Rare Earth Element Initiatives
The Company is in advanced discussions with several sources of natural monazite (in addition to the Bahia Project) to secure additional supplies of monazite sands by offtake or otherwise, which if successful, would be expected to allow the Company to increase REE production.
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. Energy Fuels is also proceeding with the modification and enhancement of its infrastructure at the Mill (“Phase 1”) to expand its “light” REE separation facilities to be capable of producing commercial quantities of separated NdPr oxide in early 2024, followed by planned further enhancements to expand NdPr production capability (“Phase 2”) and to produce separated Dy, Tb and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams.
In 2022, the Company began construction on its “Phase 1” REE separation facilities, which includes modifications and enhancements to the SX circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 MT of monazite per year, producing roughly 4,000 to 5,000 MT TREO, containing roughly 800 to 1,000 MT of recoverable separated NdPr oxide per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital is expected to total between $16 million and $18 million, or approximately $7 million to $9 million less than our initial $25 million budget. “Phase 1” is expected to be operational in 2024, subject to receipt of sufficient monazite supply and successful construction and commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process roughly 30,000 to 50,000 MT of monazite per year, depending on the availability of monazite and expected recovery of approximately 15,000 to 25,000 MT of TREO, containing approximately 3,000 to 5,000 MT of NdPr oxide per year, or sufficient NdPr for 1.5 to 5.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach”

circuit to the Mill’s existing leach circuits, which may be constructed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. The Company expects to complete “Phase 2” in 2027, subject to licensing, financing, and receipt of sufficient monazite feed.
During “Phase 3,” Energy Fuels expects to add “heavy” REE separation capabilities, including the production of Dy, Tb, and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce La and Ce products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus other REE-bearing ores, like bastnaesite, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” “Phase 3” is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. The Company also expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2.” During these earlier phases, the Company expects to produce NdPr oxide and an Sm+ “heavy” REE concentrate, which the Company will either sell or stockpile as feed for “Phase 3” REE separation. For reference, the monazite the Company has analyzed to date contains roughly 1% to 3% Dy and Tb, so 10,000 MT of monazite is expected to contain roughly 100 to 300 MT of Dy and Tb. The Company expects to complete “Phase 3” in 2028, subject to licensing, financing, and receipt of sufficient feed. Alternatively, the Company may delay Phase 2 and combine Phase 2 and Phase 3 separation capability.
In addition, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known HMS deposit that has the potential to supply 3,000 – 10,000 tonnes of natural monazite sand concentrate per year to the Mill for decades for processing into high-purity REE oxides and other materials. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality titanium (ilmenite and rutile) and zirconium (zircon) minerals that are also in high demand.
Natural monazite of 3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300- 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Company is focused on monazite at the current time, as it has superior concentrations of these four critical REEs compared to other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient electric vehicles (“EVs”), along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. Based on this assumption, monazite from the Bahia Project alone is expected to supply enough NdPr oxide to power 150,000 to 1 million EVs per year. The uranium contained in the monazite, which is expected to be comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
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
Collaboration with RadTran on Recovering Medical Isotopes for Advanced Cancer Therapies
On July 28, 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. Under this strategic alliance, the Company is evaluating the feasibility of recovering Th-232, and Ra-226 from its existing RE Carbonate/uranium and uranium process streams at the Mill and, together with RadTran, is evaluating the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and/or Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, therefore recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See “Part I, Item 1. Business Overview” for a more detailed discussion of this initiative.
The Company currently has an R&D license for the recovery of R&D quantities of Ra-226 at the Mill, issued by DWMRC in 2023. It is expected that the potential recovery and concentration of R&D quantities of Th-232, Ra-228 and/or Th-228 will also require similar R&D licenses or amendments to the existing Ra-226 R&D license and that the potential recovery and concentration of commercial quantities of Th-232, Ra-228, Th-228 and/or Ra-226 will require additional licensing by DWMRC at the Mill.

The San Juan County Clean Energy Foundation
On September 16, 2021, the Company announced its establishment of the Foundation, a fund specifically designed to contribute to the communities surrounding the Mill in southeastern Utah. Energy Fuels deposited an initial $1 million into the Foundation at the time of formation and now provides ongoing funding equal to 1% of the Mill’s revenues, thereby providing an ongoing source of funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.
A seven-person Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval, who are currently the President and Chief Executive Officer and the Executive Vice President and Chief Legal Officer of the Company. As of the December 31, 2023, the Foundation has awarded 15 grants totaling $323,210, of which $236,710 was committed to American Indian initiatives.
Sale of Alta Mesa property to enCore Energy
On November 14, 2022, the Company announced that it had entered into a definitive agreement to sell three wholly-owned subsidiaries that together hold the Alta Mesa ISR Project to enCore Energy Corp. for total consideration of $120 million. The proceeds from the transaction are expected to help the Company fully finance much of its uranium, REE, vanadium and medical isotope business plans for the next 2 to 3 years while minimizing dilution to shareholders. The transaction closed on February 14, 2023. See “Part I, Item 1. Description of Business - Material Transactions” for a more detailed discussion of this transaction.
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
Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium products, and is restarting operations at three of its uranium and uranium/vanadium mines and taking other steps to advance its uranium production capabilities, which will require the Company to grow certain of its operations, the Company will nevertheless continue to seek ways to minimize the costs of all its operations where feasible while achieving these objectives and maintaining its critical capabilities, manpower and properties.

Results of Operations
The following table summarizes the results of operations for the years ended December 31, 2023 and 2022 (in thousands of U.S. dollars, except per share amounts):

	Years Ended December 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Revenues
Uranium concentrates	$33,278	$—	$33,278	*
Vanadium concentrates	871	8,778	(7,907)	*
RE Carbonate	2,848	2,122	726	34%
Alternate Feed Materials, processing and other	931	1,615	(684)	(42)%
Total revenues	37,928	12,515	25,413	203%
Costs applicable to revenues
Costs applicable to uranium concentrates	15,318	—	15,318	*
Costs applicable to vanadium concentrates	551	3,769	(3,218)	*
Costs applicable to RE Carbonate	2,312	1,317	995	76%
Underutilized capacity production costs applicable to RE Carbonate	—	2,758	(2,758)	*
Total costs applicable to revenues	18,181	7,844	10,337	132%
Other operating costs and expenses
Exploration, development and processing	15,531	9,346	6,185	66%
Standby	7,476	13,221	(5,745)	(43)%
Accretion of asset retirement obligations	1,192	1,556	(364)	(23)%
Selling, general and administration (excluding share-based compensation)	23,290	20,845	2,445	12%
Share-based compensation	4,625	4,641	(16)	—%
Total operating loss	(32,367)	(44,938)	12,571	(28)%
Other income (loss)
Gain on sale of assets	119,257	366	118,891	*
Other income (loss)	13,142	(15,372)	28,514	*
Total other income (loss)	132,399	(15,006)	147,405	*
Income (loss) before income taxes	100,032	(59,944)	159,976	*
Income tax expense	(276)	—	(276)	*
Net income (loss)	$99,756	$(59,944)	$159,700	*

Basic net income (loss) per common share	$0.63	$(0.38)	$1.01	*
Diluted net income (loss) per common share	$0.62	$(0.38)	$1.00	*

*Not meaningful.

The following table sets forth selected operating data and financial metrics for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	560,000	—	560,000	*
Vanadium concentrates (lbs.)	79,344	641,928	(562,584)	*
RE Carbonate (kgs)	153,353	88,860	64,493	73%

Realized sales price
Uranium concentrates ($/lb.)	$59.42	$—	$59.42	*
Vanadium concentrates ($/lb.)	$10.98	$13.67	$(2.69)	(20)%
RE Carbonate ($/kg)	$18.57	$23.88	$(5.31)	(22)%

Costs applicable to revenues
Uranium concentrates ($/lb.)	$27.35	$—	$27.35	*
Vanadium concentrates ($/lb.)	$6.94	$5.87	$1.07	18%
RE Carbonate ($/kg)	$15.08	$14.82	$0.26	2%
*Not meaningful.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For the year ended December 31, 2023, we earned net income of $99.76 million or $0.63 per share compared to net loss of $59.94 million or $0.38 per share for the year ended December 31, 2022. The changes between periods was due to (i) a gain of $119.26 million recognized on the sale of our Alta Mesa ISR Project in February 2023 and sale of our PFN tool in May 2023; (ii) an increase in revenues of $25.41 million due the sales of uranium concentrates for $33.28 million during 2023, partially offset by lower sales of vanadium concentrates of $7.91 million between periods; (iii) lower standby costs between periods of $5.75 million due to the Alta Mesa divestiture and lower standby costs incurred at the Company’s Colorado Plateau mines and the Mill; (iv) a net gain of $4.45 million during the year ended December 31, 2023 compared to a loss of $17.26 million for the year ended December 31, 2022 related to mark-to-market investments and marketable securities accounted for at fair value between periods; (v) a realized gain on the early redemptions and sale of our Convertible Note of $1.43 million during the year ended December 31, 2023; (vi) an increase in interest income, net of $5.86 million between periods due to interest earned on marketable debt securities and our Convertible Note, partially offset by (a) higher total costs applicable to revenues of $10.34 million due to increased revenues; (b) higher exploration, development and processing costs between periods of $6.19 million associated with our Bahia and Whirlwind Projects, as well as continued progression of the RE Carbonate production program at the Mill; (c) higher selling, general and administrative expenses between periods of $2.43 million due to increased salaries and benefits in connection with additional headcount associated with the current and future growth in activity in our uranium and REE operations between periods; and (d) lower unrealized gain on foreign currency of $1.64 million between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates were $33.28 million for the year ended December 31, 2023 due to the completed total sales of 560,000 pounds of our inventories to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a weighted-average sales price of $59.42 per pound of U3O8. There were no revenues from uranium concentrates for the year ended December 31, 2022.
Vanadium concentrates
Revenues from vanadium concentrates decreased by $7.91 million to $0.87 million for the year ended December 31, 2023 from $8.78 million for the year ended December 31, 2022 primarily due to lower volumes sold and lower realized prices between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $7.69 million decrease in vanadium revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.21 million decrease in vanadium revenue between periods.
RE Carbonate
Revenues from RE Carbonate increased by $0.73 million to $2.85 million for the year ended December 31, 2023 from $2.12 million for the year ended December 31, 2022 primarily due to increased volumes sold, partially offset by lower realized prices. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period realized price) accounted for an approximate $1.54 million increase in RE Carbonate revenue between periods. Lower realized prices (calculated as the change in the year-to-year average realized price times current year sales volumes sold) accounted for an approximate $0.81 million decrease in RE Carbonate revenue between periods.
Alternate Feed Materials processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $0.68 million to $0.93 million for the year ended December 31, 2023 from $1.62 million for the year ended December 31, 2022 primarily due to lower Alternate Feed Materials received and processed between periods.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $15.32 million for the year ended December 31, 2023 due to the completed sales for a total of 560,000 pounds of our finished U3O8 concentrate to the U.S. Uranium Reserve Program and a major U.S. nuclear utility at a weighted average cost of $27.35 per pound. There were no costs applicable to uranium concentrates for the year ended December 31, 2022.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates decreased by $3.22 million to $0.55 million for the year ended December 31, 2023 from $3.77 million for the year ended December 31, 2022 primarily due to lower volumes sold partially offset by increased weighted average costs per pound sold between periods. Lower sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost) accounted for an approximate $3.30 million decrease in costs applicable to vanadium concentrates between periods. Higher weighted average costs per pound (calculated as the change in the year-to-year weighted average cost per pound times current year sales volumes sold) accounted for an approximate $0.08 million increase in costs applicable to vanadium concentrates between periods.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate increased by $0.99 million to $2.31 million for the year ended December 31, 2023 from $1.32 million for the year ended December 31, 2022 primarily due to increased volumes sold, as well as higher weighted average costs per kilogram. Higher sales volumes (calculated as the change in year-to-year sales volumes times the prior period weighted average cost per kilogram) accounted for an approximate $0.95 million increase in costs applicable to RE Carbonate revenues between periods. Higher weighted average costs per kilogram (calculated as the change in the year-to-year weighted average cost per kilogram times current year sales volumes sold) accounted for an approximate $0.04 million increase in costs applicable to RE Carbonate between periods.
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $2.76 million for the year ended December 31, 2022. The underutilized capacity production costs were due to low throughput rates as the Mill ramps up to commercial-scale production of RE Carbonate. To date, the Mill has focused on producing commercially salable RE Carbonate at low throughput rates and has shipped its resulting product to Silmet. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the year ended December 31, 2023.
Other Operating Expenses
Exploration, development and processing

Exploration, development and processing costs increased by $6.19 million to $15.53 million for the year ended December 31, 2023 from $9.35 million for the year ended December 31, 2022. Higher exploration, development and processing costs between periods were primarily related to expenses for our Bahia and Whirlwind Projects and other development projects, as well as continued progression of the RE Carbonate production program at the Mill, which includes net realizable value adjustments to RE Carbonate inventory.
While we expect the amounts relative to the items listed above have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of the year ended 2023, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs related to the care and maintenance of the standby mines are expensed along with standby costs incurred when the Mill in standby status is operating at minimal levels of production or packaging.
Standby costs decreased by $5.75 million to $7.48 million for the year ended December 31, 2023 from $13.22 million for the year ended December 31, 2022 primarily due to the Alta Mesa divestiture on February 14, 2023, as well as lower costs incurred at the Company’s Colorado Plateau mines and the Mill between periods.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $2.45 million to $23.29 million for the year ended December 31, 2023 from $20.85 million for the year ended December 31, 2022 primarily due to increased salaries and benefits in connection with additional headcount associated with the current and future growth in activity in our uranium and REE operations, partially offset by reduced contract and professional services between periods. Our headcount increased to 147 full-time employees as of December 31, 2023 from 129 full-time employees as of December 31, 2022.
Share-based compensation
Share-based compensation was relatively consistent at $4.63 million and $4.64 million for the years ended December 31, 2023 and 2022, respectively.
Other Income (Loss)
Gain on sale of assets
For the year ended December 31, 2023, we recognized a gain on sale of assets of $119.26 million related to the sale of our Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and the $60 million Convertible Note, as well as the completed sale of our PFN tool utilized at Alta Mesa to enCore for total cash consideration of $3.10 million. See Note 7 – Property, Plant and Equipment and Mineral Properties for more information.
Other income (loss)
Other income (loss) for the year ended December 31, 2023 was $13.14 million income, net. These amounts primarily consist of mark-to-market unrealized gains on investments accounted for at fair value including marketable securities of $14.94 million, partially offset by a realized loss of $10.49 million due to decreased share prices since acquisition related to our investment in CUR following the completion of IsoEnergy's acquisition of CUR, upon which the Company does not exercise significant influence over IsoEnergy and the investment is no longer accounted for as an equity method investment. As a result, there is a change to the prospective accounting for this investment whereby it is accounted for as a marketable security. Additionally, income consisted of a realized gain on the redemptions and sale of our Convertible Note of $1.43 million and a gain on foreign exchange of $0.42 million.
Other income (loss) was $15.37 million loss, net for the year ended December 31, 2022. These amounts primarily consist of a mark-to-market loss on investments of $16.81 million, partially offset by a gain on foreign exchange of $2.06 million.
Income tax expense
Income tax expense was $0.28 million for the year ended December 31, 2023 due to the gain related to the sale of our Alta Mesa ISR Project including cash received for early redemption and sale of the Convertible Note.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Refer to “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion on the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses (including our contractual lease, decommissioning and other obligations as described in “Contractual Obligations” below), capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, REE oxide separation project, TAT radioisotope initiative and operational readiness at our Whirlwind and Nichols Ranch mines as well as potential business and property acquisitions.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 and one or more prospectus supplements. The Company’s current U.S. shelf registration statement was declared effective on March 18, 2021 and permits the Company to sell any combination of Securities (as defined therein) in one or more offerings having an aggregate offering price of up to $300.00 million. Most recently, on January 3, 2022, we filed a prospectus supplement with the SEC to our U.S. shelf registration statement, qualifying for distribution up to $50.00 million in additional Common Shares under the ATM. Sales made pursuant to the above noted U.S. shelf registration statement and prospectus supplement are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the year ended December 31, 2023, we issued 4,047,832 shares for net proceeds of $31.81 million under our ATM. See Note 9 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of December 31, 2023, the Company had working capital of $222.34 million, including $57.45 million in cash and cash equivalents, $133.04 million in marketable securities, approximately 685,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
We manage our liquidity risk through the management of our working capital and capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(15,409)	$(49,702)
Net cash used in investing activities	$(23,853)	(7,065)
Net cash provided by financing activities	$30,415	7,870
Effect of exchange rate fluctuations on cash held in foreign currencies	$12	(66)
Less: restricted cash related to assets held for sale	$—	(3,590)
Plus: release of restricted cash related to sale of assets	$3,590	—
Net change in cash, cash equivalents and restricted cash	$(5,245)	(52,553)
Cash, cash equivalents and restricted cash, beginning of period	$80,269	132,822
Cash, cash equivalents and restricted cash, end of period	$75,024	$80,269

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net cash used in operating activities
Net cash used in operating activities decreased by $34.29 million to $15.41 million for the year ended December 31, 2023 from $49.70 million for the year ended December 31, 2022 primarily due to sales of uranium concentrates of $33.28 million, partially offset by higher selling, general and administrative expenses and higher exploration, development and processing expenses between periods.
Net cash used in investing activities
Net cash used in investing activities increased by $16.79 million to $23.85 million for the year ended December 31, 2023 from $7.07 million for the year ended December 31, 2022 primarily due to increased purchases of marketable securities for $163.19 million between periods, the acquisition of the Bahia Project and additions to mineral properties for $29.27 million, as well as increased additions to property, plant and equipment primarily related to the REE oxide separation project and equipment for readying the Pinyon Plain for Production of $13.44 million, partially offset by $56.88 million in proceeds from the sale of the Alta Mesa ISR Project and PFN tool, maturities of marketable securities of $79.04 million and proceeds of $60.89 million from the early redemptions and sale of the Convertible Note. See Note 7 – Property, Plant and Equipment and Mineral Properties for more information.
Net cash provided by financing activities
Net cash provided by financing activities increased by $22.55 million to $30.42 million for the year ended December 31, 2023 from $7.87 million for the year ended December 31, 2022 primarily due to increased net proceeds of $23.93 million for the issuance of Common Shares for cash under the ATM between periods, partially offset by increased cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights of $1.52 million. See Note 9 – Capital Stock for more information.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Refer to “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion on cash and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023 (in thousands).

	Year Ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease obligations	$384	$391	$398	$405	$273	$—	$1,851
Undiscounted decommissioning liabilities	—	211	2,889	2,731	1,602	25,942	33,375
Total contractual obligations	$384	$602	$3,287	$3,136	$1,875	$25,942	$35,226

The Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are primarily renewable annually and are expected to total $1.60 million for the year ended December 31, 2024.
CRITICAL ACCOUNTING ESTIMATES
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
Following the SEC’s codification of S-K 1300, which represented significant changes by the SEC to the existing mining disclosure framework to better align it with international industry and regulatory practice, the Company, in March 2022, filed for the first time joint S-K 1300/NI 43-101 Technical Report Summaries for the following Projects: Sheep Mountain, Nichols Ranch, Alta Mesa, Pinyon Plain, Roca Honda, Bullfrog and La Sal, thereby replacing their previously filed NI 43-101 reports. In response to three SEC Staff Comments set forth in a letter to the Company, dated December 21, 2022, the Company filed amended joint S-K 1300/NI 43-101 technical report summary for the Sheep Mountain and Nichols Ranch Projects as Exhibits 96.1 and Exhibit 96.5 to its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which are also filed as Exhibits 96.1 and 96.5 to this Annual Report. The Company also replaced its February 22, 2022 “Technical Report on the Pinyon Plain Project, Coconino County, Arizona, USA” with the Project’s first Prefeasibility Study, filed as Exhibit 96.2 to its 2022 Annual Report and also is S-K 1300/NI 43-101 compliant, which is also filed as Exhibit 96.2 to this Annual Report. These three new technical report summaries have resulted in the following material adjustments to the Mineral Reserve and Mineral Resource estimates, as compared to the estimates set out in the Company’s Annual Report for the year ended December 31, 2021:

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

•Pinyon Plain: the Proven Mineral Reserves (uranium) increased from 0.0 pounds U3O8 to 50,800 pounds of U3O8; the Probable Mineral Reserves (uranium) increased from 0.0 pounds U3O8 to 1,517,000 pounds of U3O8; the total uranium Mineral Reserves increased from 0.0 pounds of U3O8 to 1,567,800 pounds of U3O8 at an average grade of 0.58% U3O8; and

The Mineral Resources attributed to the Alta Mesa Project, which was sold to enCore on February 14, 2023, See “Part I, Item 1. Description of Business - Material Transactions,” remain in this disclosure because they were held by the Company on December 31, 2022. At the time of the filing of this disclosure they will no longer be attributed to the Company.
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
d.      Impairment testing of mining and recovery assets
We undertake a review of the carrying values of our mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and undiscounted net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, we are required to make significant estimates of, among other things, future production and sale volumes, forecasted commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an impact on the expected recoverability of the carrying values of mining and recovery assets. We have not recorded an impairment loss related to our mining and recovery assets for the years ended December 31, 2023, 2022 and 2021.
e.     Asset retirement obligations
Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation, we record asset retirement obligations for such disturbance when occurred. We have accrued our best estimate of the cost to decommission our mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of our decommissioning liability could differ from the amounts provided. The estimate of our obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning our operations becomes available. We are not able to determine the impact on its financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at our estimated credit-adjusted risk-free rate based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the credit-adjusted risk-free rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided.
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
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium, REEs and HMC recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, RE Carbonate, separated REE oxides or other REE products or HMC at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is earned in U.S. dollars and is not subject to currency risk.
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in Canadian dollars and Brazilian Real, resulting in a low currency risk relative to our cash and cash equivalent balances. We also hold equity marketable securities in Canadian dollars.
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (Cdn$/R$) exposures as of December 31, 2023 (in thousands):

Cash and cash equivalents	$754
Marketable securities	21,407
Total	$22,161
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of December 31, 2023 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (decrease) in Net income
Strengthening net earnings	+1% change in US dollar / Cdn$ or R$	$298

Weakening net earnings	-1% change in US dollar / Cdn$ or R$	$(298)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of December 31, 2023, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Energy Fuels Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Asset retirement obligation costs

As discussed in Note 8 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $10.9 million as of December 31, 2023. The estimate of future costs involves a number of estimates relating to timing, planned decommissioning activities, and review of potential methods and technical advancements.

We identified the evaluation of the future costs for decommissioning activities as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s determination of decommissioning activities and their related costs to satisfy ARO. In addition, the ARO was sensitive to minor changes to significant assumptions, such as decommissioning cost.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ARO process, including certain controls related to the estimation of decommissioning costs. We tested the determination of the planned decommissioning activities used in the estimate by inquiring of management, inspecting minutes of the board of directors, and reviewing underlying documentation. We involved environmental professionals with specialized skills and knowledge, who assisted in evaluating the Company’s planned remediation activities for certain sites and changes in the liability and assumptions from those used in the prior period, including comparing the Company’s planned remediation activities to those communicated to regulatory authorities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
February 23, 2024

ENERGY FUELS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Uranium concentrates	$33,278	$—	$—
Vanadium concentrates	871	8,778	74
RE Carbonate	2,848	2,122	1,385
Alternate Feed Materials, processing and other	931	1,615	1,725
Total revenues	37,928	12,515	3,184
Costs applicable to revenues
Costs applicable to uranium concentrates	15,318	—	—
Costs applicable to vanadium concentrates	551	3,769	48
Costs applicable to RE Carbonate	2,312	1,317	1,235
Underutilized capacity production costs applicable to RE Carbonate	—	2,758	531
Total costs applicable to revenues	18,181	7,844	1,814
Other operating costs and expenses
Exploration, development and processing	15,531	9,346	10,750
Standby	7,476	13,221	9,462
Accretion of asset retirement obligations	1,192	1,556	1,284
Selling, general and administration	27,915	25,486	15,299
Total operating loss	(32,367)	(44,938)	(35,425)
Other income (loss)
Gain on sale of assets (Note 7)	119,257	366	35,733
Other income (loss) (Note 13)	13,142	(15,372)	1,140
Total other income (loss)	132,399	(15,006)	36,873
Income (loss) before income taxes	100,032	(59,944)	1,448
Income tax expense	(276)	—	—
Net income (loss)	99,756	(59,944)	1,448
Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	—	(3,889)	(365)
Other comprehensive loss	—	(3,889)	(365)
Comprehensive income (loss)	$99,756	$(63,833)	$1,083
Net income (loss) attributable to:
Owners of the Company	$99,862	$(59,849)	$1,541
Non-controlling interests	(106)	(95)	(93)
	$99,756	$(59,944)	$1,448
Comprehensive income (loss) attributable to:
Owners of the Company	$99,862	$(63,738)	$1,176
Non-controlling interests	(106)	(95)	(93)
	$99,756	$(63,833)	$1,083

Basic net income (loss) per common share (Note 10)	$0.63	$(0.38)	$0.01
Diluted net income (loss) per common share (Note 10)	$0.62	$(0.38)	$0.01
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$57,445	$62,820
Marketable securities (Notes 3 and 15)	133,044	12,192
Trade and other receivables, net of allowance for credit losses of $223 and $223 as of December 31, 2023 and 2022, respectively	816	519
Inventories (Note 5)	38,868	38,155
Prepaid expenses and other current assets	2,522	9,529
Property, plant and equipment and other assets held for sale, net (Note 7)	—	12,375
Total current assets	232,695	135,590
Mineral properties (Note 7)	119,581	83,539
Property, plant and equipment, net (Note 7)	26,123	12,662
Inventories (Note 5)	1,852	2,465
Operating lease right of use asset	1,219	1,376
Investments (Note 6)	1,356	19,329
Other long-term receivables	1,534	1,537
Restricted cash (Note 8)	17,579	17,449
Total assets	$401,939	$273,947

LIABILITIES & EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 13)	$10,161	$6,929
Operating lease liability	199	59
Deposits for assets held for sale	—	6,000
Asset retirement obligation and other liabilities held for sale (Note 8)	—	5,636
Total current liabilities	10,360	18,624
Operating lease liability	1,120	1,319
Asset retirement obligations (Note 8)	10,922	9,595
Deferred revenue	332	—
Total liabilities	22,734	29,538
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 162,659,155 and 157,682,531 as of December 31, 2023 and 2022, respectively	733,450	698,493
Accumulated deficit	(356,258)	(456,120)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	375,246	240,427
Non-controlling interests	3,959	3,982
Total equity	379,205	244,409
Total liabilities and equity	$401,939	$273,947

Commitments and contingencies (Note 14)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Changes in Equity
(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	134,311,033	$549,317	$(397,812)	$2,308	$153,813	$3,733	$157,546
Net income	—	—	1,541	—	1,541	(93)	1,448
Other comprehensive loss	—	—	—	(365)	(365)	—	(365)
Shares issued for cash by at-the-market offering	16,627,512	108,653	—	—	108,653	—	108,653
Share issuance cost	—	(2,445)	—	—	(2,445)	—	(2,445)
Share-based compensation	—	2,158	—	—	2,158	—	2,158
Shares issued for exercise of stock options	775,814	2,290	—	—	2,290	—	2,290
Shares issued for the vesting of restricted stock units	478,781	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(659)	—	—	(659)	—	(659)
Shares issued for exercise of warrants	4,016,023	26,603	—	—	26,603	—	26,603
Shares issued for consulting services	47,393	242	—	—	242	—	242
Shares issued for exercise of stock appreciation rights	5,643	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(256)	—	—	(256)	—	(256)
Contributions attributable to non-controlling interest	—	—	—	—	—	311	311
Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(59,849)	—	(59,849)	(95)	(59,944)
Other comprehensive loss	—	—	—	(3,889)	(3,889)	—	(3,889)
Shares issued for cash by at-the-market offering	769,779	8,068	—	—	8,068	—	8,068
Share issuance cost	—	(182)	—	—	(182)	—	(182)
Share-based compensation	—	4,641	—	—	4,641	—	4,641
Shares issued for exercise of stock options	256,314	753	—	—	753	—	753
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	28,254	205	—	—	205	—	205
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Contributions attributable to non-controlling interest	—	—	—	—	—	126	126
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	99,862	—	99,862	(106)	99,756
Share-based compensation	—	4,625	—	—	4,625	—	4,625
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Shares issued for exercise of stock options	207,866	718	—	—	718	—	718
Shares issued for exercise of stock options from consulting services	140,672	252	—	—	252	—	252
Shares issued for exercise of stock appreciation rights	267,592	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(1,533)	—	—	(1,533)	—	(1,533)
Shares issued for cash by at-the-market offering	4,047,832	32,545	—	—	32,545	—	32,545
Share issuance cost	—	(732)	—	—	(732)	—	(732)
Contributions attributable to non-controlling interest	—	—	—	—	—	83	83
Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss) for the period	$99,756	$(59,944)	$1,448
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	2,751	3,269	3,189
Share-based compensation	4,625	4,641	2,158
Accretion of asset retirement obligations	1,192	1,556	1,284
Unrealized foreign exchange (gain) loss	(431)	(2,080)	129
Unrealized (gain) loss on investments	(15,472)	16,808	(6,311)
Realized loss on investments	10,491	—	—
Realized gain on marketable securities	(1,141)	—	—
Gain on sale of assets	(119,257)	(366)	(35,733)
Realized gain on convertible note redemptions and sale	(1,430)	—	—
Change in value of warrant liabilities	—	—	8,078
Other, net	84	(93)	(156)
Changes in current assets and liabilities
Marketable securities	530	456	(795)
Inventories	(100)	(8,571)	(3,219)
Trade and other receivables	(237)	1,837	(1,249)
Prepaid expenses and other current assets	423	(8,886)	(257)
Accounts payable and accrued liabilities	2,807	1,671	2,140
Net cash used in operating activities	(15,409)	(49,702)	(29,294)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,437)	(1,996)	(1,368)
Additions to mineral properties	(6,782)	—	—
Acquisition of mineral properties	(22,491)	—	—
Purchases of marketable securities	(174,622)	(11,435)	—
Maturities of marketable securities	79,041	—	2,554
Purchase of investments without a readily determinable fair value	(1,324)	—	—
Deposits for assets held for sale	—	6,000	—
Proceeds from sale of assets	56,875	366	2,000
Proceeds from convertible note redemptions and sale, net	60,887	—	—
Net cash provided by (used in) investing activities	(23,853)	(7,065)	3,186

FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	31,813	7,886	106,208
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(918)	(884)	(538)
Cash received from exercise of stock options	970	753	2,375
Cash received from exercise of warrants	—	—	9,840
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(1,533)	(11)	(256)
Cash received from non-controlling interest	83	126	311
Net cash provided by financing activities	30,415	7,870	117,940
Effect of exchange rate fluctuations on cash held in foreign currencies	12	(66)	5
Less: restricted cash related to assets held for sale	—	(3,590)	—
Plus: release of restricted cash related to sale of assets	3,590	—	—
Net change in cash, cash equivalents and restricted cash	(5,245)	(52,553)	91,837
Cash, cash equivalents and restricted cash, beginning of period	80,269	132,822	40,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$75,024	$80,269	$132,822

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$186	$25	$54
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment	701	(161)	182

Non-cash investing and financing transactions:
Issuance of common shares for consulting services	$—	$205	$242
Acquisition of convertible note	59,457	—	—
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
Energy Fuels Inc. and its subsidiary companies (collectively, the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties, and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties and at times from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is working on modifications and enhancements to its existing infrastructure for the potential production of separated REE oxides. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.
Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Energy Fuels produces both. Concurrently, the Company's recycling program (known as its “Alternate Feed Program”), works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. In short, through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
As of December 31, 2023, the Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction of at least one material property.
Mining Activities
The Company's mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming and the Bahia Project (defined in Note 7 – Property, Plant and Equipment and Mineral Properties) located in Brazil. The Company's Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of December 31, 2023, the Company was performing rehabilitation and development work on its La Sal, Whirlwind and Pinyon Plain Projects, as well as exploration drilling and analysis at its Bahia Project. Other conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting therapeutics initiatives.

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
Use of Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company must make these estimates and assumptions because certain information used is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies.
The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future prices of uranium and REE as well as estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; marketable securities and derivative instruments; and share-based compensation expense. Actual results may differ significantly from these estimates.
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
Extracting and Recovery Activities While in the Development Stage
The Company extracts or recovers mineralized uranium from mining activities, mill tailings, pond solutions and Alternate Feed Materials, resulting in saleable uranium concentrates from its Mill and, when operating, its Nichols Ranch Project. While the Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from these operations, the Company has only established proven or probable Mineral Reserves, as defined under SEC S-K 1300, at its Sheep Mountain and Pinyon Plain projects.
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
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium or REE prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level, for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
No impairment of property, plant and equipment and mineral properties were recorded during the years ended December 31, 2023, 2022 and 2021.
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
Marketable Securities
Marketable debt securities consist of excess cash invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company classifies and accounts for its marketable debt securities under the fair value option. After consideration of the Company's risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As management views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets under the caption Marketable securities on the Consolidated Balance Sheet. The Company received a secured convertible note (the “Convertible Note”) as partial consideration for the Alta Mesa Transaction (defined in Note 7 – Property, Plant and Equipment and Mineral Properties). The Company elected the fair value option for the Convertible Note, as it had the option of converting the principal due into fully paid and non-assessable common shares of enCore Energy Corp. (“enCore”). During the year ended December 31, 2023, the Convertible Note was partially redeemed and the remaining principal balance was sold. Subsequent to initial recognition, marketable debt securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of December 31, 2023 and 2022, the Company did not have an allowance for expected credit losses for trade accounts receivable.
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
Property, Plant and Equipment
Recognition and measurement
Property, plant and equipment is measured at cost less accumulated depreciation and any accumulated impairment losses. Costs include expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, when it is replaced, and the cost of the replacement asset is expensed.

Depreciation
Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives less the salvage value of assets. The estimated useful lives of the Company's assets range from 3 to 15 years depending upon the asset type. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations or changes in attitudes or interpretations of such laws and regulations relating to environmental matters, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operates. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that it believes are reasonable. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Salvage values, method of depreciation and useful lives of the assets are reviewed at least annually and any change in estimate is applied prospectively.
Non-Operating Assets
Non-operating assets consist of mineral properties and rights, along with data and analyses related to the properties, which are in various stages of evaluation and permitting. Costs to acquire the non-operating assets are capitalized at cost or fair value if such assets were acquired as part of a business combination.
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
Leases
The Company accounts for leases under Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 842, Leases, which requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The Company recognizes in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the Company has made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.
Investments
Investments Accounted for at Fair Value
The Company accounts for equity method investments over which the Company exerts significant influence, but not control, over the financial and operating policies through the fair value option of FASB ASC Topic 825, Financial Instruments. The Company elected the fair value option based on practical expedience, variances in reporting timelines and cost-benefit considerations. The cost of such investments is measured at the fair value of the assets given up, shares issued and liabilities assumed at the date of acquisition plus costs directly attributable to the acquisition. Subsequent to initial recognition, they are measured at fair value. The fair value of the investee’s common shares is measured based on its closing market price. The Company uses the Black-Scholes option pricing model to estimate the fair value of its investment in warrants with the following assumptions: (i) the investee’s closing market price on the valuation date, (ii) the risk-free interest rate computed based on the U.S. Treasury yield, (iii) an expected term equal to the remaining contractual term, (iv) a dividend yield of zero, and (v) the expected stock price volatility calculated based on the historical volatility of the common shares of the investee.

Changes in the fair value of these investments are recognized in Other income (loss) in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 6 – Investments for more information.
Investments Without a Readily Determinable Fair Value
The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. See Note 6 – Investments for more information.
Asset Retirement Obligations
The Company’s asset retirement obligations (“ARO”) relate to expected mine, wellfield, plant and mill reclamation and closure activities, as well as costs associated with reclamation of exploration drilling. The Company’s activities are subject to numerous governmental laws and regulations. Estimates of future reclamation liabilities for ARO are recognized in the period when such liabilities are incurred. These estimates are updated on a periodic basis and are subject to changing laws, regulatory requirements, technology and other factors, which will be recognized when appropriate. Liabilities related to site restoration include long-term treatment and monitoring costs and incorporate total expected costs net of recoveries. Expenditures incurred to dismantle facilities, restore and monitor closed resource properties are charged against the related ARO.
The present value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest, while taking into account an inflation rate. The ARO liability is accreted to full value over time through periodic accretion charges recorded to operations as accretion expense. The Company adjusts the estimate of the ARO for changes in the amount or timing of underlying future cash outflows. The impact of these adjustments to the ARO amounts are expensed as incurred.
Warrant Liabilities
The Company issued several tranches of warrants for various equity transactions in 2016 all of which were either settled or expired in 2021 and thus, no longer outstanding as of December 31, 2022 and 2023. The Company accounted for its warrants issued in accordance with FASB ASC Topic 815, Derivative and Hedging (“ASC 815”), which required instruments within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings. In accordance with ASC 815, the Company classified the warrants as liabilities. The warrants were subject to re-measurement at each balance sheet date, with any change in fair value recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company estimated the fair value of these warrants using market prices, if available, or the Black-Scholes option pricing model. The Black-Scholes option pricing model is based on the estimated market value of the underlying common stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on, and expected volatility of the price of the underlying common stock.
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

Share-Based Compensation
The Company measures share-based compensation awards exchanged for director, employee and contractor services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the requisite employee service period. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels’ closing stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with market conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. The fair value of stock options is determined using the Black-Scholes valuation model. Share-based compensation expense related to awards with only service conditions having a graded vesting schedule is recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while expense for all other awards are recognized on a straight-line basis. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.
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
Recently Issued Accounting Standards
Segment Reporting
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items. The Company will adopt this standard prospectively on January 1, 2024 and does not expect a material impact on the Company's consolidated financial statements.
Income Tax Disclosures
On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company will adopt this standard prospectively on January 1, 2025 and does not expect a material impact on the Company's consolidated financial statements.

3.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these marketable debt securities as the Company may sell them prior to their stated maturities after consideration of the Company's risk versus reward objectives as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of December 31, 2023 and 2022 are due in one to two years. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
December 31, 2023
Marketable debt securities(1)	$106,791	$—	$675	$107,466
Marketable equity securities	28,159	(2,581)	—	25,578
Total marketable securities	$134,950	$(2,581)	$675	$133,044

December 31, 2022
Marketable debt securities(1)	$11,435	$(310)	$—	$11,125
Marketable equity securities	2,876	(1,809)	—	1,067
Total marketable securities	$14,311	$(2,119)	$—	$12,192
(1)     As of December 31, 2023 and 2022, marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

4.    RECEIVABLES
The components of trade and other receivables are as follows:

	December 31,
	2023	2022
Trade receivables	$406	$92
Notes receivable, net	343	343
Other	67	84
Total receivables	$816	$519

During the year ended December 31, 2014, the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets previously recorded as held for sale. The note with principal totaling $0.50 million was collected during the year ended December 31, 2018. Alternatively, the note with a principal payment of $0.55 million due November 7, 2018 was not paid and the Company notified the issuing party (“Default Party”) of its default on November 9, 2018. The Company has an allowance for credit losses of $0.22 million as of December 31, 2023 and 2022 against the collectability of this note. The promissory note is secured by all issued and outstanding stock of the Default Party and all of the assets sold to the Default Party.

5.    INVENTORIES
Inventories consisted of the following items:

	December 31,
	2023	2022
Concentrates and work-in-progress	$35,807	$35,476
Inventory of ore in stockpiles	3,072	940
Raw materials and consumables	1,841	4,204
Total inventories	$40,720	$40,620

6.    INVESTMENTS
As of December 31, 2022, the Company owned a 17.4% interest in Consolidated Uranium Inc. (“CUR”) and a 13.5% interest in Virginia Energy Resources, Inc. (“Virginia Energy”). The Company had significant influence, but not control, over these investments. As such, Virginia Energy and CUR were accounted for as equity method investments with the fair value option elected and classified as Investments on the Consolidated Balance Sheet. Changes in value of these investments are included in Other income (loss) in the Consolidated Statement of Operations and Comprehensive Income (Loss). For the years ended December 31, 2023, 2022 and 2021, the Company had a net unrealized gain of $4.98 million, an unrealized loss of $16.81 million and a unrealized gain of $6.31 million, respectively.
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy in for 0.26 common shares of CUR for every one common share of Virginia Energy. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represented an ownership interest of 16.7% in CUR as of closing.
On December 5, 2023, IsoEnergy Ltd. (“IsoEnergy”) acquired all of the issued and outstanding common shares of CUR (the “CUR Shares”). Pursuant to the arrangement, CUR’s shareholders received 0.500 common shares of IsoEnergy for every CUR Share. When converted, the Company's CUR Shares results in an approximate ownership interest in IsoEnergy of 5.0%. On October 19, 2023, IsoEnergy completed its marketed private placement offering of 8,134,500 subscription receipts of IsoEnergy (the “Subscription Receipts”) at a price of Cdn$4.50 per Subscription Receipt; in order to retain its post-arrangement ownership interest in IsoEnergy, the Company purchased 406,650 Subscription Receipts for Cdn$1.83 million. Each outstanding Subscription Receipt has been converted into one common share of IsoEnergy. Following completion of this arrangement, the Company owned 8,501,424 shares of IsoEnergy for an approximate ownership interest of 5.0% as of December 5, 2023.
Upon completion of this arrangement, the Company does not have significant influence over IsoEnergy as a result of no representation on the Board of Directors of IsoEnergy and its reduced ownership interest. Therefore, the investment is no longer accounted for as an equity method investment. The Company's judgment regarding the level of influence over its equity method investments includes considering key factors such as the Company's ownership interest, representation on the Board of Directors and participation in the policy-making decisions of equity method investees. As such, the Company's shares in IsoEnergy are accounted for as marketable securities with the fair value option elected on its Consolidated Balance Sheet and changes in value are included in Other income (loss) in the Consolidated Statement of Operations and Comprehensive Income (Loss).

CUR
As of December 5, 2023 and December 31, 2022, the fair value of the Company’s investment in CUR was $23.63 million and $16.50 million, respectively.
Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), the Company is required to file separate audited financial statements of CUR if either the investment test or income test as set forth in that rule equals or exceeds the 20% level individually. As of December 31, 2022, the income test was met at the 20% significance level for CUR. The Company will amend this Annual Report to include as an exhibit the separate audited financial statements for the year ended December 31, 2022 and unaudited financial statements for the period ending December 5, 2023.
In accordance with Rule 4-08(g) of Regulation S-X (“Rule 4-08(g)”), the summarized financial information for CUR is set forth below on a one-quarter lag, which precedes the date of the Company’s investment for the year ended December 31, 2021. CUR prepares its financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”) and uses Cdn$ as its reporting currency. As such, the Company has made certain adjustments to CUR’s summarized financial information to address differences between IFRS and GAAP that materially impact the summarized financial information and to convert such information to US$.

	September 30,
	2023	2022
Current assets	$7,522	$16,586
Non-current assets	$31,717	$17,437
Current liabilities	$3,589	$2,285
Non-current liabilities	$319	$—

	Twelve Months Ended September 30,
	2023	2022	2021
Loss from continuing operations	$(8,817)	$(23,103)	$(4,253)
Net loss and net loss attributable to the entity	$(8,902)	$(17,890)	$(4,570)

Virginia Energy
The fair value of the Company's investment in Virginia Energy was $3.39 million and $2.83 million as of January 24, 2023 and December 31, 2022, respectively.
Pursuant to Rule 3-09, the Company is required to file separate audited financial statements of Virginia Energy if either the investment test or income test as set forth in that rule equals or exceeds the 20% level individually. As of December 31, 2021, the income test was met at the 20% significance level for Virginia Energy. Exhibit 99.1 to this Annual Report includes separate audited financial statements for the year ended December 31, 2021 and unaudited financial statements for the twenty-three day period ended January 23, 2023 and the year ended December 31, 2022 of Virginia Energy.
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

	January 23, 2023	September 30, 2022
Current assets	$133	$163
Non-current assets	$4,253	$3,753
Current liabilities	$2	$223
Non-current liabilities	$2	$2

	For the Period October 1, 2022 to January 23, 2023	Twelve Months Ended September 30,
		2022	2021
Loss from continuing operations, net loss and net loss attributable to the entity	$(226)	$(371)	$(275)
Tate Transition Metals Ltd
On November 29, 2023, the Company entered into an agreement with Tate Transition Metals Ltd (“Tate”) whereby the Company subscribed for 199,000 Subscription Ordinary Shares for Aus$1.99 million, which represents a 19.9% interest in Tate. As of December 31, 2023, Tate was included in Investments on the Consolidated Balance Sheet for $1.36 million and is accounted for as an investment without a readily determinable fair value. The Company does not have significant influence in its investment in Tate.

7.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment, net:

	Estimated	December 31,
	Useful Lives	2023	2022
Land	N/A	$642	$642
Plant facilities	12 - 15 years	29,750	29,509
Mining equipment	5 years	13,019	10,560
Light trucks and utility vehicles	5 years	3,256	2,867
Office furniture and equipment	4 - 7 years	1,754	1,585
Construction-in-progress	N/A	13,627	673
Total property, plant and equipment		$62,048	$45,836
Less: accumulated depreciation		(35,925)	(33,174)
Property, plant and equipment, net		$26,123	$12,662

As of December 31, 2022, the net book value of the property, plant and equipment attributable Alta Mesa, which the Company sold to enCore effective February 14, 2023, was $8.21 million and is included in Property, plant and equipment and other assets held for sale, net on the Consolidated Balance Sheet.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized depreciation expense of $2.75 million, $3.27 million and $3.19 million, respectively, in Exploration, development and processing and Standby in the Consolidated Statements of Operations and Comprehensive Income (Loss).
For the years ended December 31, 2023, 2022 and 2021, the Company capitalized $0.10 million, $0.24 million and $0.10 million, respectively, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Consolidated Balance Sheet.
The following is a summary of mineral properties:

	December 31,
	2023	2022
Sheep Mountain	$34,183	$34,183
Bahia Project	29,130	—
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	6,512	—
Other	1,687	1,287
Mineral properties total	$119,581	$83,539

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
The total purchase price under the purchase agreements was $27.50 million, which consisted of deposit payments of $5.90 million due upon reaching certain stipulated milestones and the remaining $21.60 million due at closing. Upon final payment on February 10, 2023, the transfer and assignment of the mineral rights was completed (the “Bahia Closing”). Additionally, the Company incurred direct deal costs related to such asset acquisitions of $1.63 million. The purchase deposit payments and direct transaction costs were capitalized as Prepaid expenses and other current assets in the Consolidated Balance Sheet as of December 31, 2022 and reclassified to Mineral properties upon closing within the Consolidated Balance Sheet. The Bahia Closing followed the Brazilian Government's approval of the transfers to Energy Fuels' wholly owned Brazilian subsidiary Energy Fuels Brazil Ltda.
Alta Mesa Transaction
On February 14, 2023, the Company closed on its sale to enCore of three wholly-owned subsidiaries that together held Alta Mesa, which was classified as “held for sale” on the Consolidated Balance Sheet as of December 31, 2022, for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:
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
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which is calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 15 – Fair Value Accounting for more information on the fair value of the Convertible Note.
As a post-closing condition of the Alta Mesa Transaction, enCore was required to replace the $3.59 million of reclamation bonds then in place for Alta Mesa. Upon replacement, the original bonds were released and the Company received back the underlying collateral during the year ended December 31, 2023. The Company reclassified $3.59 million cash as a release of collateral from those bonds from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Condensed Consolidated Balance Sheets.
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to

enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of December 31, 2023, the Company has not purchased, leased and/or licensed a PFN tool.
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

8.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	December 31,
	2023	2022
Asset retirement obligations, beginning of period	$9,595	$13,687
Revision of estimate	214	(238)
Accretion of liabilities	1,192	1,556
Held for sale(1)	—	(5,410)
Disposal of Alta Mesa asset retirement obligations(1)	(79)	—
Asset retirement obligations, end of period	$10,922	$9,595
(1)Asset retirement obligations held for sale as of December 31, 2022 were related to Alta Mesa and are included as Asset retirement obligation and other liabilities held for sale on the Consolidated Balance Sheet. Disposal of Alta Mesa retirement obligations is related to the accretion expense incurred on these obligations through the closing date and is included within Gain on sale of assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 – Property, Plant and Equipment and Mineral Properties for more information.
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 11.62% to 12.88% and inflation rates ranging from 2.25% to 3.97%. The total undiscounted decommissioning liability as of December 31, 2023 and 2022 is $33.38 million and $42.91 million, respectively.
The upward revision of estimate of $0.21 million for the year ended December 31, 2023 includes net changes in estimated costs of future reclamation activities. These revisions were recognized in Property, plant and equipment, net on the Consolidated Balance Sheet and will be depreciated over the useful life of the related asset.
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
The following table summarizes the Company’s restricted cash:

	December 31,
	2023	2022
Restricted cash, beginning of period	$17,449	$20,305
Additional collateral posted	130	734
Held for sale	—	(3,590)
Restricted cash, end of period	$17,579	$17,449

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
Issued Capital Stock
During the years ended December 31, 2023, 2022 and 2021, the Company issued 4,047,832, 769,779 and 16,627,512 Common Shares, respectively, under its ATM offering for net proceeds of $31.81 million, $7.89 million and $106.21 million, respectively.
Share Purchase Warrants
The following table summarizes the Company’s share purchase warrants denominated in U.S. dollars. These warrants are accounted for as derivative liabilities, as the functional currency of the entity issuing the warrants, Energy Fuels Inc., is Cdn$.

Month Issued	Expiry Date	Exercise Price	Warrants Outstanding	Fair value as of December 31, 2023
September 2016(1)	September 20, 2021	$2.45	—	$—
(1)The warrants issued in September 2016 were classified as Level 1 under the fair value hierarchy. Each warrant was exercisable until September 20, 2021 and entitled the holder thereof to acquire one common share upon exercise at an exercise price of $2.45 per common share. These warrants are accounted for as a derivative liability, as the functional currency of the entity issuing the warrant is Cdn$.
On September 20, 2021, 149,807 warrants issued in September 2016 expired unexercised.

10.    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
The following is a reconciliation of weighted average common shares outstanding:

	Years Ended December 31,
	2023	2022	2021
Issued shares at beginning of period	157,682,531	156,262,199	134,311,033
Effect of stock options exercised	105,819	155,509	474,072
Effect of shares issued for settlement of vesting of restricted stock units	290,390	335,546	443,364
Effect of shares issued for settlement of exercises of stock appreciation rights	120,291	2,679	2,316
Effect of shares issued for exercise of share purchase warrants	—	—	1,737,981
Effect of shares issued for consulting services	42,202	16,064	35,933
Effect of shares issued in public offerings	865,806	571,253	9,899,825
Weighted average common shares outstanding	159,107,039	157,343,250	146,904,524
Basic and diluted income (loss) per common share
The calculation of basic and diluted income (loss) per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2023	2022	2021
Net income (loss) attributable to owners of the Company	$99,862	$(59,849)	$1,541

Basic weighted average common shares outstanding	159,107,039	157,343,250	146,904,524
Dilutive impact of stock options, restricted stock units, and warrants	1,047,001	—	2,816,593
Diluted weighted average common shares outstanding	160,154,040	157,343,250	149,721,117
Basic net income (loss) per common share	$0.63	$(0.38)	$0.01
Diluted net income (loss) per common share	$0.62	$(0.38)	$0.01

For the years ended December 31, 2023, 2022 and 2021, 0.11 million, 0.06 million and 6.87 million stock options, restricted stock units, and warrants, respectively, and the potential conversion of the Convertible Debentures have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights of 1.85 million, 2.45 million, and 1.67 million for the years ended December 31, 2023, 2022, and 2021, respectively as they are contingently issuable based on specified market prices of the Company’s stock which were not achieved as of the end of each period.

11.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2021 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. As of December 31, 2023, a total of 16,265,915 common shares were authorized for future equity incentive plan awards.
The Company’s share-based compensation expense, by type of award, is as follows:

	Years Ended December 31,
	2023	2022	2021
RSUs(1)	$2,595	$2,244	$1,562
SARs	1,583	2,038	273
Stock options	447	359	323
Total share-based compensation expense(2)	$4,625	$4,641	$2,158
(1)The fair value of the RSUs granted under the Compensation Plan for the years ended December 31, 2023, 2022 and 2021 was estimated at the date of grant, using the stated market price on the NYSE American.
(2)Share-based compensation is recorded in Selling, general and administration in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2023, there were $0.19 million, $0.84 million and $0.31 million of unrecognized compensation costs related to the unvested stock options, RSU awards and SARs, respectively, to be recognized over a weighted average period of 1.03 years, 1.87 years, and 0.67 years, respectively.
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
A summary of the Company’s RSU unvested activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	1,094,056	$1.98
Granted	441,241	3.89
Vested	(635,233)	1.94
Forfeited	—	—
Unvested, December 31, 2021	900,064	$2.94
Granted	411,467	6.52
Vested	(518,856)	2.93
Forfeited	(45,250)	5.40
Unvested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	(106,935)	7.03
Unvested, December 31, 2023	641,839	$6.57

The total fair value of RSUs that vested and were settled for equity was $3.00 million, $2.93 million and $2.67 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Appreciation Rights
The Company grants SARs to executives and eligible employees.
2019 Stock Appreciation Rights Grants
During the year ended December 31, 2019, the Company’s Board of Directors issued SARs under the Compensation Plan with a fair value of $1.25 per SAR. These SARs are intended to provide additional long-term performance-based equity incentives for the Company’s senior management. The SARs are performance-based because they only vest upon the achievement of performance goals designed to significantly increase shareholder value.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). Fair Market Value as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day volume-weighted average price (“VWAP”) of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met prior to the year ended December 31, 2023.
2022 Stock Appreciation Rights Grants
During the year ended December 31, 2022, the Company’s Board of Directors issued SARs under the Compensation Plan. The fair value of the SARs granted during the year ended December 31, 2022 was estimated at the date of grant using a Monte Carlo simulation.

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
2023 Stock Appreciation Rights Grants
On January 26, 2023, the Company’s Board of Directors issued SARs under the Compensation Plan, which are intended to provide additional long-term equity incentives for the Company’s senior management.
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the FMV of the Company’s Common Shares on the date of exercise and $7.36 (being the greater of (i) the VWAP of the Company’s Common Shares on the NYSE American for the five trading days immediately prior to the date of grant, and (ii) the Grant Price). Fair Market Value as used herein means the closing price of the Common Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant, the date first exercisable being January 26, 2024.
The following table with the following weighted average assumptions used to determine fair values:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.58%	1.68%
Expected life (in years)(1)	5.00 years	4.98 years
Expected volatility(2)	55.00%	72.81%
Expected dividend yield	—%	—%
Weighted average grant date fair value	$3.45	$3.99
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	1,720,623	$2.92
Exercised	(48,201)	2.92
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	833,315	6.47
Exercised	(6,730)	2.92
Forfeited	(46,239)	5.95
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	(842,107)	2.92
Forfeited	(79,466)	7.30
Expired	—	—
Outstanding, December 31, 2023	1,839,528	$5.01	1.86	$4,056
Exercisable, December 31, 2023	250,036	$2.92	0.06	$1,068

The total intrinsic value for exercised SARs was $3.55 million, $0.05 million and $0.26 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	1,720,623	$1.25
Granted	—	—
Vested	(1,147,074)	1.27
Forfeited	—	—
Unvested, December 31, 2021	573,549	$1.19
Granted	833,315	3.99
Vested	—	—
Forfeited	(46,239)	4.13
Unvested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(79,466)	3.58
Unvested, December 31, 2023	1,589,492	$2.89

Employee Stock Options
The Company, under the Compensation Plan, may grant stock options to directors, executives, employees and consultants to purchase common shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the last trading day before the grant date and the five-day VWAP on the NYSE American ending on the last trading day before the grant date. Stock options granted under the Compensation Plan generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years.
The fair value of the stock options granted under the Compensation Plan is estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.98%	2.43%	0.44%
Expected life (in years)	3.2 years	3.2 years	5.0 years
Expected volatility(1)	74.00%	73.21%	61.96%
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.80	$4.93	$2.06
(1)     Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of the Company’s stock option activity is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2020	$1.70 - $15.61	1,609,087	$2.91
Granted	3.89 - 8.41	169,310	3.99
Exercised	1.70 - 7.42	(775,814)	2.95
Forfeited	1.76 - 5.91	(8,048)	3.16
Expired	1.70 - 15.61	(51,653)	8.14
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	5.84 - 10.03	118,318	6.52
Exercised	1.70 - 5.46	(256,315)	2.93
Forfeited	3.06 - 10.03	(20,700)	5.91
Expired	1.76 - 5.18	(16,507)	2.52
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 8.60	153,299	7.20
Exercised	1.70 - 6.47	(348,538)	2.83
Forfeited	3.89 - 7.36	(32,250)	6.74
Expired	1.76 - 6.47	(16,720)	3.75
Outstanding, December 31, 2023	$1.76 - $8.60	523,469	$4.48	2.31	$1,448
Exercisable, December 31, 2023	$1.76 - $8.41	354,286	$3.24	1.55	$1,400
The total intrinsic value of options exercised was $1.53 million, $2.23 million and $2.88 million for the years ended December 31, 2023, 2022 and 2021, respectively.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	403,990	$0.94
Granted	169,310	2.06
Vested	(351,934)	1.23
Forfeited	(8,049)	1.60
Unvested, December 31, 2021	213,317	$1.34
Granted	118,318	4.93
Vested	(170,349)	1.15
Forfeited	(20,700)	4.54
Unvested, December 31, 2022	140,586	$4.12
Granted	153,299	3.71
Vested	(92,453)	3.57
Forfeited	(32,250)	3.78
Unvested, December 31, 2023	169,182	$4.11

12.    INCOME TAXES
For financial reporting purposes, income before taxes includes the following components:

	Years Ended December 31,
	2023	2022	2021
Canada	$(5,229)	$(23,964)	$(7,549)
Foreign	105,261	(35,980)	8,997
Total	$100,032	$(59,944)	$1,448
A reconciliation of income tax expense (benefit) and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

	Years Ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$100,032	$(59,944)	$1,448
Combined federal and provincial rate	26.5%	26.5%	26.5%
Expected income tax (benefit)	26,508	(15,885)	384
Share-based compensation	(893)	572	(89)
Other non-deductible/non-taxable items	2,015	3,977	159
Unrecognized deferred tax assets	(27,354)	11,336	(454)
Income tax expense	$276	$—	$—
The components of the net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Inventories	$547	$5,984
Short-term investments	209	209
Operating loss carry forwards	93,241	108,827
Capital loss carry forwards	849	881
Deferred revenue and other	2,431	5,433
Mineral properties and deferred costs, United States	16,872	18,727
Mineral properties and deferred costs, Canada	1,726	1,815
Asset retirement obligations	2,894	3,976
Property, plant and equipment	986	1,079
Total deferred tax assets	$119,755	$146,931
Less: valuation allowance	(119,755)	(146,931)
Net deferred tax assets	$—	$—
As of December 31, 2023, and 2022, the Company recorded a valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions (1)	Deductions (2)	End of Period
2023	$146,931	$—	$(27,176)	$119,755
2022	$135,503	$11,927	$(499)	$146,931
(1)There were no additions to the valuation allowance for the year ended December 31, 2023. For the year ended December 31, 2022, additions to the valuation allowance were due to additional losses incurred and increases to other tax assets such as mineral property, reclamation obligations and deferred revenue.
(2)For the year ended December 31, 2023, the reductions to the valuation allowance were due to the utilization of loss carryforwards and the decrease to tax assets such as inventory, mineral property and property, plant and equipment. For the year ended December 31, 2022, the reductions to the valuation allowance are primarily due to the decreases to other tax assets such as inventories.

The following table summarizes the Company's capital losses and net operating losses as of December 31, 2023 that can be applied against future taxable profit.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$51,555	2027 - 2039
Canada	Allowable capital losses	$3,204	None
Canada	Investment tax credits	$1,165	2023-2027
United States	Pre-2018 net operating losses	$194,499	2026-2036
United States	Post-2017 net operating losses	$105,802	None
Under Section 382 of the Internal Revenue Code of 1986, a corporation that undergoes an ownership change is subject to limitations on its use of pre-change tax attributes and carryforwards to offset future taxable income. The Company had an ownership change in 2015 and is subject to an annual limitation for the use of loss carryforwards generated prior to 2015.
In addition, as a result of the Tax Cuts and Jobs Act, United States net operating loss carryforwards generated after December 31, 2017, are limited to usage at 80% of taxable income and will be permitted to be carried forward indefinitely.
Utilization of the Canadian loss carry forwards will be subject to the Acquisition of Control Rules in any year as a result of previous changes in ownership.
The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company’s NOL from all years may be subject to adjustment for three or four years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
The Company’s policy is to include interest and penalties related to uncertain tax positions in the income tax expense line on the financial statements. As of December 31, 2023, the Company does not have any uncertain tax positions.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The Company’s sales to major customers (purchases in excess of 10% of total sales) are as follows:

	Years Ended December 31,
	2023	2022	2021
Customer 1	$18,470	$—	$—
Customer 2	10,472	—	—
Customer 3	4,335	—	—
Customer 4	2,848	2,592	1,385
Customer 5	866	8,778	—
Customer 6	—	445	1,571

The Company’s revenues by country of customer are as follows:

	Years Ended December 31,
	2023	2022	2021
U.S.	$34,514	$9,473	$1,721
Estonia	2,848	2,592	1,385
Other	566	450	78
Total revenues	$37,928	$12,515	$3,184

The Company’s outstanding trade receivables from its major customers are as follows:

	December 31,
	2023	2022
Customer 1	$291	$—
The Company’s outstanding trade receivables by country of customer are as follows:

	December 31,
	2023	2022
U.S.	$115	$92
Estonia	291	—
Total trade receivables	$406	$92

The components of other income (loss) are as follows:

	Years Ended December 31,
	2023	2022	2021
Unrealized gain (loss) on investments	$15,472	$(16,808)	$6,311
Realized loss on investments	(10,491)	—	—
Unrealized gain (loss) on marketable securities	(530)	(456)	795
Realized gain on maturities of marketable securities	1,141	—	—
Realized gain on convertible note	1,430	—	—
Change in value of warrant liabilities	—	—	(8,078)
Foreign exchange gain (loss)	423	2,058	(128)
Department of Energy awards	—	—	1,900
Interest income, net and other	5,697	(166)	340
Other income (loss)	$13,142	$(15,372)	$1,140

The components of accounts payable and accrued liabilities are as follows:

	December 31,
	2023	2022
Accounts payable	$1,006	$1,850
Accrued operating expenses	4,391	1,783
Accrued payroll liabilities	4,162	2,929
Accrued capital expenditures	205	22
Accrued taxes	393	240
Other accrued liabilities	4	105
Total accounts payable and accrued liabilities	$10,161	$6,929

14.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

White Mesa Mill
In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the State of Utah Division of Air Quality’s (“UDAQ”) decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the State of Utah Division of Radiation Control’s (“DRC”) Radioactive Materials License Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or license amendment, as applicable. At this time, the Company does not believe any such modifications or replacements would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Air Quality Approval Order, Corrective Action Plan and/or license amendment have not yet been determined and could be significant.

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

Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and annual renewal costs are expected to total $1.60 million for the year ended December 31, 2024.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2023, the Company has $17.58 million posted as collateral against an undiscounted ARO of $33.38 million. As of December 31, 2022, the Company has $21.04 million posted as collateral against an undiscounted ARO of $42.91 million.

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
As of December 31, 2023 and 2022, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
The Company’s investments in marketable equity securities are publicly traded stocks measured at fair value and classified within Level 1 and Level 2 in the fair value hierarchy. Level 1 marketable equity securities use quoted prices for identical assets in active markets, while Level 2 marketable equity securities utilize inputs based upon quoted prices for similar instruments in active markets. The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments include certain investments accounted for at fair value consisting of Common Shares are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s investments include certain investments accounted for at fair value consisting of warrants are valued using the Black-Scholes option model based on observable inputs and as such are classified within Level 2 of the hierarchy.
The Convertible Note received as part of the Alta Mesa Transaction was valued as of February 14, 2023, upon closing, using a binomial lattice model. The fair value calculation uses significant unobservable inputs, including: (i) volatility 60%, and (ii) yield of 9.5%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note. Between February 14, 2023 and November 3, 2023, enCore early redeemed $40.00 million of the principal value of the Convertible Note. On November 9, 2023, the Company sold the remaining unpaid balance of $20 million owed under the secured Convertible Note for total consideration of $21.00 million plus $1.50 million in unpaid accrued interest, less a sales commission of $100,000 paid to a third-party broker. As a result of enCore’s earlier pay-down and the $22.40 million received in connection with the sale of the Convertible Note, the Company has now received payment in full for the Alta Mesa Transaction, and no further consideration is owed in connection therewith.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash equivalents(1)	$—	$40,512	$—	$40,512
Marketable equity securities	25,554	24	—	25,578
Marketable debt securities	—	107,466	—	107,466
	$25,554	$148,002	$—	$173,556

December 31, 2022
Cash equivalents(1)	$—	$30,336	$—	$30,336
Investments accounted for at fair value	19,263	66	—	19,329
Marketable equity securities	1,033	34	—	1,067
Marketable debt securities	—	11,125	—	11,125
	$20,296	$41,561	$—	$61,857
(1)    Cash and cash equivalents are comprised of U.S. Treasury Bills, Government Agency Bonds, U.S. Non-Redeemable Term Deposits and mutual funds purchased within three months of their maturity date.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the Convertible Note classified as Level 3 in the fair value hierarchy:

Beginning balance, February 14, 2023	$59,457
Principal redeemed and sale	(60,887)
Realized gain included in other income (loss)	1,430
Ending balance, December 31, 2023	$—

16.    REVENUE
All revenue recognized is a result of contracts with customers by way of uranium, vanadium and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities.
Uranium Concentrates
The Company's sales of uranium concentrates are derived from contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery. The Company's agreements with major U.S. utilities have terms greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each delivery product transferred to the customer represents a separate performance obligation; therefore, future quantities are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
The Company will also sell uranium concentrate to the U.S. Uranium Reserve or other third parties and such contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
Under the Company's uranium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s uranium contracts do not give rise to contract assets or liabilities.

Vanadium Concentrates
The Company's sales of vanadium concentrates are recognized when delivery is evidenced by book transfer at the applicable vanadium storage facility. Under the Company's vanadium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s vanadium contracts do not give rise to contract assets or liabilities.
RE Carbonate
The Company's sales of RE Carbonate revenue is recognized when delivery of the mixed RE Carbonate material has arrived at the applicable separation facility. Additionally, the Company will recognize revenue when the customer further processes the product from the RE Carbonate that the Company delivered and it is sold to a third party. Additionally, under this contract, each delivered product transferred to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities.
Alternate Feed Materials
Revenue from the delivery of mineralized material received from the clean-up of a third-party uranium mine or for other Alternate Feed Materials is typically recognized upon delivery to the Mill. Revenue from toll milling services is recognized as material is processed in accordance with the specifics of the applicable toll milling agreement. Revenue and unbilled accounts receivable are recorded as related costs are incurred using billing formulas included in the applicable toll milling agreement.
As of December 31, 2023 and 2022, the Company's receivables from its contracts with customers was $0.41 million and $0.09 million, respectively.

17.    RELATED PARTY TRANSACTIONS
Robert W. Kirkwood, a member of the Company’s Board of Directors, is a principal of the Kirkwood Companies, including Kirkwood Oil and Gas LLC, Wesco Operating, Inc., and United Nuclear LLC (“United Nuclear”). United Nuclear owns a 19% interest in the Company’s Arkose Mining Venture while the Company owns the remaining 81%. The Company acts as manager of the Arkose Mining Venture and has management and control over operations carried out by the Arkose Mining Venture. The Arkose Mining Venture is a contractual joint venture governed by a venture agreement dated as of January 15, 2008 and entered into by United Nuclear and Uranerz Energy Corporation, a wholly owned, indirectly held subsidiary of the Company (“Uranerz”) and United Nuclear (the “Venture Agreement”).
United Nuclear contributed $0.08 million, $0.13 million and $0.31 million to the expenses of the Arkose Joint Venture based on the approved budget for the years ended December 31, 2023, 2022 and 2021, respectively.
On October 27, 2021, after closing on the sale of certain conventional uranium assets to CUR, the Company began providing services to CUR under a mine operating agreement. See Note 7 – Property, Plant and Equipment and Mineral Properties for more information. Pursuant to that agreement, the Company earned $0.57 million and $0.45 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company was due $0.05 million and $0.08 million, respectively, from CUR for revenues earned under the mine operating agreements. Additionally, the Company accrued $1.53 million and $1.54 million as of December 31, 2023 and 2022, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

18.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 0.62 million Common Shares under the ATM for net proceeds of $4.79 million, after share issuance costs, through various transactions from December 31, 2023 to February 23, 2024.
Issuance of RSUs and Stock Options
On January 25, 2024, the Company granted $2.78 million of RSUs at a grant price of $7.48 per share, $0.68 million of non-incentive stock options with an exercise price of $7.48 per share, and $0.97 million of non-incentive stock options at a 10%

premium with an exercise price of $8.23 per share to its employees and directors. The stock options carry a five-year life and vest as follows: 50% on January 25, 2025; and 50% on January 25, 2026. The RSUs vest as follows: 50% on January 27, 2025; 25% on January 27, 2026; and 25% on January 27, 2027. Additionally, the Company granted $0.31 million non-incentive stock options with an exercise price of $7.48 per share to certain consultants (“Consultant Options”). The Consultant Options carry a three-year life and vest as follows: 50% on January 25, 2025; and 50% on January 25, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the period covered by this Annual Report, no director or officer of the Company adopted or terminated a “Rule 10b5–1
Trading Arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 and no material weaknesses were discovered.

The effectiveness of our assessment of internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2024 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2024 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2024 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
INTEREST OF MANAGEMENT & OTHERS IN MATERIAL TRANSACTIONS

Information relating to this item will be included in the proxy statement for our 2024 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2024 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

3.1	Articles of Continuance dated September 2, 2005 (1)

3.2	Articles of Amendment dated May 26, 2006 (2)

3.3	By-laws (3)

4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, Amended and Restated June 2011 (5)

10.2	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (6)

10.3	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (7)

10.4	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Mark S. Chalmers dated March 31, 2023 (8)

10.5	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and David C. Frydenlund dated March 31, 2023 (9)

10.6	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Curtis H. Moore dated March 31, 2023 (10)

10.7	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)

10.8	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)

10.9	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (13)

14.1	Energy Fuels Inc. Code of Business Conduct and Ethics

19.1	Energy Fuels Inc. Insider Trading Policy

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant A. Malensek

Exhibit No.	Document Description

23.3	Consent of Jeremy Scott Collyard

23.4	Consent of Phillip E. Brown

23.5	Consent of David M. Robson

23.6	Consent of Mark B. Mathisen

23.7	Consent of Douglas L. Beahm

23.8	Consent of Daniel Kapostasy

23.9	Consent of Terence McNulty

23.10	Consent of Jeffrey Woods

23.11	Consent of R. Dennis Bergen

23.12	Consent of Lee (Pat) Gochnour

23.13	Consent of Travis Boam

23.14	Consent of Smythe LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

96.1	“Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA,” dated January 30, 2023 with an effective date of December 31, 2021 (14)

96.2	“Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023 with an effective date of December 31, 2022 (15)

96.3	“Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA,” dated February 22, 2022 (16)

96.4	“Technical Report on the Bullfrog Project, Garfield County, Utah, USA,” dated February 22, 2022 (17)

Exhibit No.	Document Description

96.5	“Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA,” dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (18)

96.6	“Technical Report on the La Sal Project, San Juan County, Utah, USA,” dated February 22, 2022 (19)

96.7	“Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA,” dated December 31, 2021 (20)

97.1	Energy Fuels Inc. Incentive-Based Compensation Clawback Policy

99.1
Unaudited Consolidated Financial Statements of Virginia Energy Resources Inc. as at January 23, 2023 and for the 23-day period ended January 23, 2023, as at December 31, 2022 and the year ended December 31, 2022 and the Audited Consolidated Financial Statements of Virginia Energy Resources Inc. for the year ended December 31, 2021

101.INS     XBRL Instance Document.
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
(4)Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(5)Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed with the SEC on June 24, 2015.
(6)Incorporated by reference to Appendix A to Energy Fuels’ Schedule 14A filed with the SEC on April 2, 2021.
(7)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(8)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(9)Incorporated by reference to Exhibit 10.3 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(10)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 10-Q filed with the SEC on August 5, 2019.
(14)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(15)Incorporated by reference to Exhibit 99.3 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(16)Incorporated by reference to Exhibit 99.6 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(17)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(18)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(19)Incorporated by reference to Exhibit 99.3 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(20)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: February 23, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: February 23, 2024

Per:	/s/ Nathan R. Bennett
Nathan R. Bennett, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)
Date: February 23, 2024

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: February 23, 2024

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: February 23, 2024

Per:	/s/ Ivy V. Estabrooke
Ivy V. Estabrooke, Director
Date: February 23, 2024

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: February 23, 2024

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: February 23, 2024

Per:	/s/ Jaqueline Herrera
Jaqueline Herrera, Director
Date: February 23, 2024

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: February 23, 2024

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: February 23, 2024

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: February 23, 2024