Form 10-Q
period 2024-03-31
ENERGY FUELS INC
filed 2024-05-03
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of May 1, 2024, the registrant had 163,651,897 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business in response to improved uranium prices and the expansion of our rare earth element (“REE”) initiatives, including work on our South Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”), our planned development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, and our plans related to the acquisition of additional HMS properties, including the potential acquisition of the Toliara HMS project in Madagascar (the “Toliara Project”) through the Company’s planned acquisition of Base Resources Limited (ASX:BSE / AIM:BSE) (“Base”), as previously announced on April 21, 2024 and the potential earn-in to a joint venture interest in the Donald HMS and REE project in Australia (the “Donald Project”), as previously announced on December 27, 2023; plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; and any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS properties. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; cybersecurity risks associated with the critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and planned HMS mines; risks associated with commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; international risks, including geopolitical and country risks, risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
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

•risks associated with our commercial production of RE Carbonate, separated REE oxides and potentially other REE and REE-related value-added products (collectively, “RE Products”) at the Mill or elsewhere, including risks: that we may not be able to produce RE Products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell our RE Products at acceptable prices; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with the uranium reserve program for the U.S. (the “U.S. Uranium Reserve Program”) being subject to appropriation by the U.S. Congress, and the expansion of the U.S. Uranium Reserve Program;
•risks associated with current federal, state and local administrations and changes thereto, including a lack of support of mining, uranium mining, nuclear energy, REE recover or other aspects of our business;
•geological, technical and processing problems, including unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets and equipment malfunctions;
•risks associated with the depletion of existing Mineral Resources through extraction without comparable replacements;
•risks associated with identifying/obtaining adequate quantities of uranium-bearing materials not derived from conventional material sourced by third parties (“Alternate Feed Materials”) and other feed sources required to operate our Mill;
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
•risks associated with our ongoing ability to successfully develop, attract and retain qualified management, Board members and other key personnel critical to the success of our business, given limited significant experience in our industries;
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
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value or risks associated with completed acquisitions, including our acquisition of mineral concessions at the Bahia Project, our planned acquisition of Base and its Toliara Project in Madagascar, our potential acquisition of a joint venture interest in the Donald Project in Australia, and any future acquisitions;
•risks associated with the Toliara Project, if acquired by the Company, including: risks associated with negotiating suitable fiscal terms for the Toliara Project with the Madagascar government on a timely basis or at all; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the Madagascar government lifting the current suspension on the Toliara Project on a timely basis or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Madagascar government over time; country risks, including the risk of government instability and expropriation risks; and risks of challenges by special interest groups and other parties;
•human rights-related risks associated with the conduct of business in foreign countries, including risks associated with potential occurrences of forced labor, child labor and sex trafficking, that the Company may not be able to adequately identify and address;
•risks associated with a Brazilian federal or state government enacting or engaging a conservation unit or environmental protection area or implementing a management plan in connection therewith that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project;
•risks associated with fluctuations in price levels for HMS concentrate (“HMC”) and its components, including prices for ilmenite, rutile, leucoxin and zircon, and the derived-product titanium and zirconium, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project and any other HMS project the Company may acquire or participate in, which could impact monazite supply for our RE Carbonate, separated REE oxide and any other REE value-added product production;
•risks posed by fluctuations in share price levels, exchange rates and interest rates, and general economic conditions;
•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, copper (if and when produced) HMC and REE price levels, including prices for RE Carbonates, separated REE oxides, and REE metals/metal alloys;
•market prices of uranium, vanadium, REEs, HMC and (if relevant) copper, which are cyclical with substantial price fluctuations;
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
•risks associated with our HMC and its component sales, if any, being tied to ilmenite, rutile, leucoxene and zircon spot prices as well as derived-product titanium and zirconium spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium sales terms at satisfactory prices in the future;
•failure to obtain suitable copper (if and when produced), HMC and its components or REE sales terms at satisfactory prices in the future;
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
•risks associated with our involvement in industry petitions for trade remedies and the extension of the Russian Suspension Agreement, including costs of pursuing such remedies and the potential for negative responses/repercussions from various interest groups, uranium consumers and participants in other phases of the nuclear fuel cycle domestically and abroad;
•risks associated with governmental or regulatory agency actions, policies, laws, regulations and interpretations with respect to nuclear energy or uranium extraction and recovery, and to HMS, REE and other mineral extraction and recovery activities;
•risks related to potentially higher than expected costs related to any of our projects or facilities;
•risks related to our ability to potentially recover copper from our Pinyon Plain Project, should we decide to pursue it;
•risks related to stock price, volume volatility and market events and our ability to maintain listings in various stock indices;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not successfully complete the acquisition of Base and the Toliara Project or that we will not successfully enter into binding agreements for the earn-in of a joint venture interest in the Donald Project, or that the Toliara Project and Donald Project will proceed as planned and be successful.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, HMC, REEs and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium, HMC and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our HMC production, RE Carbonate production, planned production of separated REE oxides or any other proposed REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no conservation units or environmental protection areas or management plans that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company’s existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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
For purposes of S-K 1300 and NI 43-101, as of March 31, 2024, the Company is classified as a development stage issuer because it is engaged in the preparation of Mineral Reserves for extraction on at least one material property. The Company will be considered a production stage issuer if it engages in material extraction of a Mineral Reserve from at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve. Accordingly, the Company is expected to be considered a production stage issuer in 2024 once it reaches viable commercial production at the Pinyon Plain Project.

All mineral disclosures reported in this Quarterly Report have been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Uranium concentrates	$25,314	$18,470
Vanadium concentrates	—	871
Alternate Feed Materials, processing and other	112	272
Total revenues	25,426	19,613
Costs applicable to revenues
Costs applicable to uranium concentrates	11,052	7,715
Costs applicable to vanadium concentrates	—	551
Total costs applicable to revenues	11,052	8,266
Other operating costs and expenses
Exploration, development and processing	2,805	3,096
Standby	1,333	2,287
Accretion of asset retirement obligations	276	346
Selling, general and administration	7,939	6,023
Total operating income (loss)	2,021	(405)
Other income (loss)
Gain on sale of assets (Note 5)	—	116,450
Other income (loss) (Note 11)	1,617	(1,781)
Total other income	1,617	114,669
Net income and comprehensive income	3,638	114,264

Basic net income per common share (Note 8)	$0.02	$0.72
Diluted net income per common share (Note 8)	$0.02	$0.72

Net income and comprehensive income attributable to:
Owners of the Company	$3,639	$114,265
Non-controlling interests	(1)	(1)
Net income and comprehensive income	$3,638	$114,264
See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$54,780	$57,445
Marketable securities (Notes 3 and 13)	140,796	133,044
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of March 31, 2024 and December 31, 2023, respectively	854	816
Inventories (Note 4)	28,245	38,868
Prepaid expenses and other current assets	3,394	2,522
Total current assets	228,069	232,695
Mineral properties (Note 5)	122,406	119,581
Property, plant and equipment, net (Note 5)	29,799	26,123
Inventories (Note 4)	3,826	1,852
Operating lease right of use asset	1,174	1,219
Investments (Note 13)	1,297	1,356
Other long-term receivables	1,499	1,534
Restricted cash (Note 6)	17,717	17,579
Total assets	$405,787	$401,939

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$5,317	$10,161
Operating lease liability	209	199
Total current liabilities	5,526	10,360
Operating lease liability	1,064	1,120
Asset retirement obligations (Note 6)	11,175	10,922
Deferred revenue	332	332
Total liabilities	18,097	22,734
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 163,651,897 and 162,659,155 as of March 31, 2024 and December 31, 2023, respectively	738,297	733,450
Accumulated deficit	(352,619)	(356,258)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	383,732	375,246
Non-controlling interests	3,958	3,959
Total equity	387,690	379,205
Total liabilities and equity	$405,787	$401,939

Commitments and contingencies (Note 12)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690

Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$3,638	$114,264
Adjustments to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	668	655
Share-based compensation	1,345	1,186
Accretion of asset retirement obligations	276	346
Unrealized foreign exchange (gain) loss	702	(24)
Unrealized loss on investments	—	2,959
Realized gain on marketable securities	(212)	—
Gain on sale of assets	—	(116,450)
Other, net	(24)	149
Changes in current assets and liabilities:
Marketable securities	(540)	(325)
Inventories	8,719	538
Trade and other receivables	(60)	(1,540)
Prepaid expenses and other current assets	(850)	(1,233)
Accounts payable and accrued liabilities	(4,821)	(3,104)
Net cash provided by (used in) operating activities	8,841	(2,579)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,783)	(2,042)
Additions to mineral properties	(2,476)	(1,171)
Acquisition of mineral properties	—	(21,624)
Purchases of marketable securities	(64,730)	(47,924)
Maturities of marketable securities	57,165	—
Proceeds from sale of assets	—	53,759
Net cash used in investing activities	(14,824)	(19,002)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	4,788	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(837)	(918)
Cash received from exercise of stock options	103	72
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(552)	—
Net cash provided by (used in) financing activities	3,502	(846)
Effect of exchange rate fluctuations on cash held in foreign currencies	(46)	22
Plus: release of restricted cash related to sale of assets	—	3,475
Net change in cash, cash equivalents and restricted cash	(2,527)	(18,930)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$72,497	$61,339

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$65	$11
Increase (decrease) in accounts payable and accrued liabilities for property, plant and equipment and mineral properties	$(18)	$1,456

Non-cash investing and financing transactions:
Acquisition of convertible note	$—	$59,259

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
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known more commonly as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties and at times from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and is working on modifications and enhancements to its existing infrastructure for the potential production of separated REE oxides. The Company recently acquired the Bahia Project in Brazil, which is an exploration/permitting stage property for the potential production of heavy mineral sands (“HMS”) which would be sold into the commercial HMS market and associated monazite which would be used as a feedstock ore for production of REEs and uranium at the Mill. The Company is also pursuing the potential acquisition of other HMS/monazite projects around the world. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.

Energy Fuels produces both uranium and REEs. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Concurrently, the Company’s recycling program (known as its “Alternate Feed Program”), works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. In short, through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.

As of March 31, 2024, the Company is a “development stage issuer” as defined by S-K 1300, as it is engaged in the preparation of Mineral Reserves for extraction of at least one material property.
Mining Activities
The Company’s mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming and the Bahia Project (defined in Note 5 – Property, Plant and Equipment and Mineral Properties) located in Brazil. The Company’s Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of March 31, 2024, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Bahia Project. Other conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting therapeutics initiatives.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024.
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
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2023. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company reports operating and financial results in a single segment based on the consolidated information used by the chief operating decision maker (“CODM”) in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company's core business: produce critical minerals. As the Company has one reportable segment, net income, total assets and working capital are equal to consolidated results.
Recently Adopted Accounting Standard
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items. The Company adopted this standard prospectively on January 1, 2024, which did not have a material impact on the Company's unaudited condensed consolidated financial statements.
3.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of March 31, 2024 and December 31, 2023 are due in one to two years. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes our marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2024
Marketable debt securities(1)	$114,568	$—	$1,103	$115,671
Marketable equity securities	28,159	(3,034)	—	25,125
Total marketable securities	$142,727	$(3,034)	$1,103	$140,796

December 31, 2023
Marketable debt securities(1)	$106,791	$—	$675	$107,466
Marketable equity securities	28,159	(2,581)	—	25,578
Total marketable securities	$134,950	$(2,581)	$675	$133,044
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

4.    INVENTORIES
Inventories consisted of the following items:

	March 31, 2024	December 31, 2023
Concentrates and work-in-progress	$25,006	$35,807
Inventory of ore in stockpiles	5,418	3,072
Raw materials and consumables	1,647	1,841
Total inventories	$32,071	$40,720

5.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
The following is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	March 31, 2024	December 31, 2023
Land	N/A	$642	$642
Plant facilities	12 - 15 years	29,756	29,750
Mining equipment	5 - 10 years	17,379	13,019
Light trucks and utility vehicles	5 years	3,650	3,256
Office furniture and equipment	4 - 7 years	1,773	1,754
Construction-in-progress	N/A	13,490	13,627
Total property, plant and equipment		$66,690	$62,048
Less: accumulated depreciation		(36,891)	(35,925)
Property, plant and equipment, net		$29,799	$26,123

The Company recognized depreciation expense of $0.67 million and $0.66 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended March 31, 2024 and 2023, the Company capitalized $0.07 million for each period, of depreciation expense related to the Mill that was included in the capitalized costs to inventory on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2024, the Company capitalized $0.23 million of depreciation expense related to mineral properties on the Condensed Consolidated Balance Sheet. No depreciation was capitalized to mineral properties for the three months ended March 31, 2023.
The following is a summary of mineral properties:

	March 31, 2024	December 31, 2023
Sheep Mountain	$34,183	$34,183
Bahia Project	29,130	29,130
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,337	6,512
Other	1,687	1,687
Mineral Properties total	$122,406	$119,581
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
Alta Mesa Transaction
On February 14, 2023, the Company closed on its sale to enCore Energy Corp. (“enCore”) of three wholly-owned subsidiaries that together held Alta Mesa for total consideration of $120 million (the “Alta Mesa Transaction”), paid as follows:
a.$60 million in cash, which included $6 million prior to closing and $54 million at closing; and
b.$60 million secured convertible note (“Convertible Note”), payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note is convertible at Energy Fuels’ election into fully paid and non-assessable enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing (the “Conversion Option”). enCore is currently traded on the TSX-V and NYSE American. The Convertible Note is guaranteed by enCore and fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels will be limited to selling a maximum of $10 million of enCore common shares per thirty (30)-day period.
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which was calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 13 – Fair Value Accounting for more information on the fair value of the Convertible Note.
As a post-closing condition of the Alta Mesa Transaction, enCore was required to replace the $3.59 million of reclamation bonds then in place for Alta Mesa. Upon replacement, the original bonds were released and the Company received back the underlying collateral. The Company reclassified $3.59 million cash as a release of collateral from those bonds from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Condensed Consolidated Balance Sheets.

In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of March 31, 2024, the Company has not purchased, leased and/or licensed a PFN tool.

6.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

Asset retirement obligations, December 31, 2023	$10,922
Revision of estimate	(23)
Accretion of liabilities	276
Asset retirement obligations, March 31, 2024	$11,175
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 12 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2023	$17,579
Additional collateral posted	138
Restricted cash, March 31, 2024	$17,717

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
Issued Capital Stock
During the three months ended March 31, 2024, the Company issued 0.62 million Common Shares under its at-the-market (the “ATM”) public offering program for net proceeds of $4.79 million after share issuance costs. No Common Shares were issued pursuant to the ATM during the three months ended March 31, 2023.

8.    BASIC AND DILUTED NET INCOME PER COMMON SHARE
Basic and diluted net income per Common Share
The calculation of basic net income per common share and diluted net income per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended March 31,
	2024	2023
Net income attributable to owners of the Company	$3,639	$114,265

Basic weighted average common shares outstanding	163,414,293	157,930,097
Dilutive impact of stock options and restricted stock units	1,218,484	1,298,970
Diluted weighted average common shares outstanding	164,632,777	159,229,067

Basic net income per common share	$0.02	$0.72
Diluted net income per common share	$0.02	$0.72
For the three months ended March 31, 2024 and 2023, a weighted average of 0.30 million and 0.26 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 1.66 million, respectively, for the three months ended March 31, 2024 and 2023 as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

9.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as most recently approved by the Company’s Board of Directors on April 10, 2024, subject to the ratification of the Company’s shareholders at its Annual General and Special Meeting of Shareholders to be held on June 11, 2024) (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. As of March 31, 2024, a total of 16,365,189 Common Shares were authorized for future equity incentive plan awards.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
	2024	2023
RSUs(1)	$744	$644
SARs	153	436
Stock options	448	106
Total share-based compensation expense(2)	$1,345	$1,186
(1)The fair value of the RSUs granted under the Compensation Plan for the three months ended March 31, 2024 and 2023 was estimated at the date of grant using the stated market price on the NYSE American.
(2)Share-based compensation is included in Selling, general and administration in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of March 31, 2024, there were $3.04 million, $0.15 million and $1.85 million of unrecognized compensation costs related to the unvested RSUs, SARs, and stock options, respectively. This expense is expected to be recognized over a weighted average period of 2.59 years, 0.59 years and 1.76 years, respectively.

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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	641,839	$6.57
Granted	371,658	7.48
Vested	(373,067)	6.20
Forfeited	—	—
Unvested, March 31, 2024	640,430	$7.32

The total fair value of RSUs that vested and were settled for equity was $2.72 million for the three months ended March 31, 2024.
Stock Appreciation Rights
The Company has granted SARs to executives and eligible employees from time-to-time.
Most recently, on January 26, 2023, the Company’s Board of Directors issued SARs under the Compensation Plan, which are intended to provide additional long-term equity incentives for the Company’s senior management.
Each SAR granted vests on the satisfaction of certain performance goals, and once vested, entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and grant price. Fair Market Value as used herein means the closing price of the Common Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise.
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	1,839,528	$5.01
Granted	—	—
Exercised	(250,036)	2.92
Forfeited	—	—
Expired	(569,595)	2.94
Outstanding, March 31, 2024	1,019,897	$6.67	3.05	$—
Exercisable, March 31, 2024	—	$—	—	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	1,589,492	$2.89
Granted	—	—
Vested	—	—
Expired	(569,595)	4.51
Forfeited	—	—
Unvested, March 31, 2024	1,019,897	$3.83

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
In January 2024, the Company granted stock options to its executives and certain other high-level employees stock options intended to incentivize senior management to achieve the Company's strategic long-term goals over the specified terms of the grants, based on significant common share price growth objectives, and to reward management for achieving those growth objectives. The grant entitles the recipients to purchase one Common Share of the Company at an exercise price of $8.23 per share (the “Performance-Based Options”), being a 10% premium to the higher of (i) the VWAP of the Common Shares of the Company on the NYSE American for the five trading days ending on the last trading day prior to the date of the meeting when granted, and (ii) the closing price of the common shares of the Company on the NYSE American on the last trading day prior to the date of such meeting, which, as of January 24, 2024, was $7.48. The Performance-Based Options vest as to 50% on January 25, 2025 and as to the remaining 50% on January 25, 2026. The term of the Performance-Based Options is five years, ending on January 24, 2029.
The fair value of the all stock options, including Performance Based Options, granted under the Compensation Plan for the three months ended March 31, 2024 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.73%
Expected life	3.08
Expected volatility(1)	69.15%
Expected dividend yield	—%
Weighted average grant date fair value	$3.64
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of all of the Company’s stock option activity, including Performance Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	$1.76 - $8.60	523,468	$4.48
Granted	6.14 - 8.23	561,729	7.81
Exercised	2.92 - 4.48	(29,116)	3.53
Forfeited	7.36 - 7.48	(5,513)	7.45
Expired	2.92 - 2.92	(415)	2.92
Outstanding, March 31, 2024	$1.76 - $8.60	1,050,153	$6.27	3.38	$1,014
Exercisable, March 31, 2024	$1.76 - $8.41	414,565	$4.02	1.84	$1,009
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	169,182	$4.11
Granted	561,729	3.64
Vested	(89,810)	4.43
Forfeited	(5,513)	3.81
Unvested, March 31, 2024	635,588	$3.66

10.    INCOME TAXES
As of March 31, 2024, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended March 31, 2024 and 2023, the Company did not record income tax benefit on income before tax of $3.64 million and $114.26 million, respectively. The effective tax rate was 0% for each of the three months ended March 31, 2024 and 2023, which was a result of the full valuation allowance on net deferred tax assets.

11.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended March 31,
	2024	2023
Unrealized loss on investments	$—	$(2,959)
Unrealized gain on marketable securities	540	325
Realized gain on maturities of marketable securities	212	—
Unrealized loss on convertible note	—	(198)
Foreign exchange gain (loss)	(702)	26
Interest income, net and other	1,567	1,025
Other income (loss)	$1,617	$(1,781)

The components of trade and other receivables are as follows:

	March 31, 2024	December 31, 2023
Trade receivables	$361	$406
Notes receivable, net	343	343
Other	150	67
Total receivables	$854	$816
The components of accounts payable and accrued liabilities are as follows:

	March 31, 2024	December 31, 2023
Accounts payable	$1,389	$1,006
Accrued operating expenses	1,614	4,391
Accrued payroll liabilities	1,714	4,162
Accrued capital expenditures	406	205
Accrued taxes	188	393
Other accrued liabilities	6	4
Accounts payable and accrued liabilities	$5,317	$10,161

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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2023, renewal costs for the remainder of 2024 are expected to total approximately $1.09 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations (“AROs”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2024, the Company has $17.72 million posted as collateral against undiscounted AROs of $33.38 million. As of December 31, 2023, the Company has $17.58 million posted as collateral against undiscounted AROs of $33.38 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
As of March 31, 2024 and December 31, 2023, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
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
The Convertible Note received as part of the Alta Mesa Transaction was valued as of February 14, 2023, upon closing, using a binomial lattice model. The fair value calculation uses significant unobservable inputs, including: (i) volatility 60%, and (ii) yield of 9.5%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note. Between February 14, 2023 and November 3, 2023, enCore early redeemed $40.00 million of the principal value of the Convertible Note. On November 9, 2023, the Company sold the remaining unpaid balance of $20 million owed under the secured Convertible Note for total consideration of $21.00 million plus $1.50 million in unpaid accrued interest, less a sales commission of $100,000 paid to a third-party broker. As a result of enCore’s earlier pay-down and the $22.40 million received in connection with the sale of the Convertible Note, the Company received payment in full for the Alta Mesa Transaction, and no further consideration is owed in connection therewith.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2024
Cash equivalents(1)	$—	$37,965	$—	$37,965
Marketable equity securities	25,062	63	—	25,125
Marketable debt securities	—	115,671	—	115,671
	$25,062	$153,699	$—	$178,761

December 31, 2023
Cash equivalents(1)	$—	$40,512	$—	$40,512
Marketable equity securities	25,554	24	—	25,578
Marketable debt securities	—	107,466	—	107,466
	$25,554	$148,002	$—	$173,556
(1)     Cash and cash equivalents are comprised of U.S. Treasury Bills, Government Agency Bonds, U.S. Non-Redeemable Term Deposits and mutual funds purchased within three months of their maturity date.
Investments Accounted for at Fair Value
The fair value of investments accounted for at fair value was calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. During the three months ended March 31, 2023, the Company held ownership interests in Virginia Energy Resources, Inc. (“Virginia Energy”) and Consolidated Uranium Inc. (“CUR”). These investments provided the Company with the ability to have significant influence, but not control, over their operations. The Company has elected the fair value option for each of these investments.
On January 24, 2023, CUR acquired 100% of the issued and outstanding common shares of Virginia Energy for 0.26 common shares of CUR for every one common share of Virginia Energy. As a result, the Company’s 9,439,857 common shares of Virginia Energy were converted into 2,454,362 million common shares of CUR (the “Conversion”). Following the Conversion, the Company owned 16,189,548 common shares of CUR, which represented an ownership interest of 16.7% in CUR as of closing.
On December 5, 2023, IsoEnergy Ltd. (“IsoEnergy”) acquired all of the issued and outstanding common shares of CUR (the “CUR Shares”). Pursuant to the arrangement, CUR’s shareholders received 0.500 common shares of IsoEnergy for every CUR Share. When converted, the Company's CUR Shares result in an approximate ownership interest in IsoEnergy of 5.0%. On October 19, 2023, IsoEnergy completed its marketed private placement offering of 8,134,500 subscription receipts of IsoEnergy (the “Subscription Receipts”) at a price of Cdn$4.50 per Subscription Receipt; in order to retain its post-arrangement ownership interest in IsoEnergy, the Company purchased 406,650 Subscription Receipts for Cdn$1.83 million. Each outstanding Subscription Receipt has been converted into one common share of IsoEnergy. Following completion of this arrangement, the Company owned 8,501,424 shares of IsoEnergy for an approximate ownership interest of 5.0% as of December 5, 2023.
Upon completion of this arrangement, the Company does not have significant influence over IsoEnergy as a result of no representation on the Board of Directors of IsoEnergy and its reduced ownership interest. Therefore, the investment is no longer accounted for as an equity method investment. The Company's judgment regarding the level of influence over its equity method investments includes considering key factors such as the Company's ownership interest, representation on the Board of Directors and participation in the policy-making decisions of equity method investees. As such, the Company's shares in IsoEnergy are accounted for as marketable securities with the fair value option elected on its Consolidated Balance Sheet and changes in value are included in Other income (loss) in the Consolidated Statement of Operations and Comprehensive Income.
For the three months ended March 31, 2023, the Company had an unrealized loss of $2.96 million related to these investments, which is included in Other income (loss) in the Condensed Consolidated Statement of Operations and Comprehensive Income.

14.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities. As of March 31, 2024 and December 31, 2023, the Company's receivables from its contracts with customers was $0.36 million and $0.41 million, respectively.
Uranium Concentrates
The Company's sales of uranium concentrates are derived from contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of delivery. The Company's agreements with major U.S. utilities have terms greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each delivery product transferred to the customer represents a separate performance obligation; therefore, future quantities are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to CUR, the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company earned $0.02 million and $0.27 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $0.07 million and $0.05 million was due from CUR, respectively. Additionally, the Company accrued $1.50 million and $1.53 million as of March 31, 2024 and December 31, 2023, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

16.    SUBSEQUENT EVENTS
Planned Base Resources Acquisition
On April 21, 2024, the Company announced that it has executed a definitive Scheme Implementation Deed (the “SID") with Base Resources Limited (ASX: BSE) (AIM: BSE) (“Base Resources”) pursuant to which Energy Fuels has agreed to acquire 100% of the issued shares of Base Resources (the “Transaction”) in consideration for (i) 0.0260 Energy Fuels common shares (the “Share Consideration”) and (ii) AUS$0.065 in cash, payable by way of a special dividend by Base Resources to its shareholders (the “Cash Consideration”, and together with the Share Consideration, the “Scheme Consideration”) for each Base Resources ordinary share held, for a total equity value of approximately AUS$375 million. The Transaction will be effected by way of a scheme of arrangement under Australia's Corporations Act (the “Scheme”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Statement Regarding Forward-Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise.

Our Company
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, rare earth elements (“REEs”) and vanadium.
Overview
The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, and citizens on decarbonization, electrification, and security of energy supply. In addition, Russia’s invasion of Ukraine and the entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers, like Energy Fuels, to foster security of supply, avoid transportation and logistic issues, and ensure more certain pricing.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver under these contracts, the Company commenced ore production at three of its permitted and developed conventional uranium mines, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah for uranium production. Once production is fully ramped up to commercial levels at Pinyon Plain, La Sal and Pandora, expected by mid- to late-2024, the Company expects to be producing uranium ore at a run-rate of approximately 1.1 to 1.4 million pounds per year. The Company will stockpile ore from production at these three conventional mines to process in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule. The Company will continue to produce uranium from its alternate feed recycling program, which is expected to total approximately 150,000 pounds of finished U3O8 in 2024. Total uranium production for 2024 is expected to be between 150,000 to 500,000 pounds of finished U3O8, depending on the timing of ramp up of production at the Company's Pinyon Plain, La Sal and Pandora mines and the Mill's schedule.
Additionally, the Company is preparing two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch) for expected production within one year and advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to strong uranium market conditions. If strong market conditions continue as expected, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels' uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2025. In 2024, the Company plans to advance permitting and development on the Roca Honda, Sheep Mountain and Bullfrog projects, which could expand the Company's uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company also expects to commence an ore buying program from third-party miners in 2024, which is expected to further increase the Company's uranium production profile. Until such time when the Company has ramped back up to commercial uranium production, it can rely on its uranium inventories and potential purchases of U.S. origin uranium on the spot market to fulfill its contract requirements.
The Company’s decision to ramp-up uranium production was driven by several favorable market and policy factors, including strengthening spot and long-term uranium prices, increased buying interest from U.S. nuclear utilities, U.S. and global government policies supporting nuclear energy to address global climate change, and the need to reduce U.S. reliance on Russian and Russian-controlled uranium and nuclear fuel.
The Company continually seeks to maximize capacity utilization at the Mill and new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also expects to produce at a run-rate of 1.0 – 2.0 million pounds of vanadium per year starting as early as 2025, assuming the La Sal and Whirlwind mines are brought into production as contemplated, which could be held as in-process inventory or processed into finished V2O5 available for sale into improving markets.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE business at the Mill, including the recently announced non-binding memorandum of understanding to form a joint venture with Astron Corporation Limited (the “Astron”) to jointly develop the Donald HMS and rare earth project, located in Australia (the “Donald Project”) and the recently announced proposed acquisition of Base Resources Limited (ASX: BSE) (AIM: BSE) (“Base Resources”), which owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”) (in addition to the acquisition of the Bahia Project discussed in Note 5 – Property, Plant and Equipment and Mineral Properties). The Company is currently in the process of commissioning its Phase 1 REE separation circuit at the Mill and is advancing engineering on its Phase 2 and 3 separation facilities at the Mill (see “Rare Earth Element Initiatives” below). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, supporting efforts to restore domestic nuclear fuel capabilities and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the three months ended March 31, 2024, the Mill focused on development of its Phase 1 REE separation circuit, which upon successful commissioning will be capable of producing separated NdPr and a “heavies” samarium plus (“Sm+”) RE Carbonate. The Company purchased an additional 480 tonnes of monazite from Chemours in late 2023 that it received in early 2024, which the Company expects to process for the recovery of 25 – 35 tonnes of separated NdPr oxide and 10 – 20 tonnes of Sm+ RE Carbonate, along with uranium, in 2024 upon commissioning of the Mill’s Phase 1 REE separation circuit, which is expected to be completed in Q2-2024 (see “Rare Earth Element Initiatives” below). After completion of this REE production, which is expected to be in Q2-2024, the Mill will turn to uranium production for the remainder of 2024. No vanadium production is currently planned during 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company is also actively pursuing opportunities to process additional sources of natural monazite sands, new and additional Alternate Feed Material sources, and new and additional low-grade mineralized materials from third parties in connection with various uranium clean-up programs.
Conventional Mine Activities
During the three months ended March 31, 2024, the Company continued ore production at the La Sal mine, Pinyon Plain Project and Pandora mine. Once production is fully ramped up to commercial levels at the three mines, which is currently planned for mid- to late-2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from these three mines during 2024 will be stockpiled at the Mill for processing that is anticipated to start in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule.
The Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels, and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to commence uranium production within one (1) year, which could increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting in 2025, if strong market conditions continue as expected.
In 2024, the Company also plans to advance permitting and development on its Roca Honda Project, a large, high-grade conventional project, in New Mexico, its Sheep Mountain Project, a large conventional project in Wyoming, and its Bullfrog Project in Utah, which together could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.

In addition to the Company’s uranium business, the Company will also continue to advance its REE program at the Mill in 2024, along with the Mill’s uranium production, to fully capitalize on the Mill’s capacity and unique capabilities (see “Mill Activities” above and “Rare Earth Element Initiatives” below).
ISR Extraction and Recovery Activities
Although the Company does not expect to produce significant quantities of U3O8 in 2024 from Nichols Ranch, the Company plans to undertake exploration and development activities in 2024 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production in late 2024 or in 2025, if strong market conditions continue as expected. The Company currently holds 34 fully permitted, undeveloped wellfields at Nichols Ranch, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields, and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of March 31, 2024, the Company had approximately 385,000 pounds of finished uranium inventories located at conversion facilities in North America. Additionally, the Company has approximately 495,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill that can potentially be recovered relatively quickly in the future, as general market conditions may warrant. During the three months ended March 31, 2024, the Company sold 200,000 pounds of uranium under one of its term contracts and 100,000 pounds on the spot market.

As of March 31, 2024, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions awaiting future recovery, as market conditions may warrant.
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
Uranium Sales
The Company has three long term contracts with major U.S. nuclear utilities and entered into spot sale agreements with two customers during the three months ended March 31, 2024. Under these contracts, the Company sold 300,000 pounds of U3O8 during the three months ended March 31, 2024 with a weighted-average sales price of $84.38 per pound, which was partially subject to the then-prevailing market prices at the time of delivery.
The three utility contracts require deliveries of uranium between 2023 and 2030, with base quantities totaling 2.50 million pounds of uranium sales remaining over the period, and up to 3.70 million pounds of uranium, if all remaining options are exercised. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
In January 2024, the Company sold 200,000 pounds of U3O8 for $15.03 million ($75.13 per pound) into its existing portfolio of long-term contracts. In March 2024, the Company sold an additional 100,000 pounds of U3O8 on the spot market for $10.29 million ($102.88 per pound). One of the Company's utility customers has the option to purchase an additional 100,000 pounds of uranium from Energy Fuels in 2024. The Company holds uncommitted inventory and, with the benefit of future production, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2024 and beyond.
Vanadium Sales
The Company did not have any vanadium sales during the three months ended March 31, 2024. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has historically.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.

Rare Earth Sales
During the three months ended March 31, 2024, the Company did not have any rare earth sales. At the current time, the Company expects to produce roughly 25 – 35 tonnes of NdPr oxide, plus approximately 10 – 20 tonnes of Sm+ RE Carbonate in Q2 2024, as it commissions and ramps-up the Mill’s newly installed Phase 1 separation circuit, all of which it intends to sell to Neo Performance Materials (“Neo”) under existing contractual arrangements.
While the Company continues to make progress on its mixed RE Carbonate and separated REE oxide production and additional funds are spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which are valuable for current and future mixed RE Carbonate production and planned future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Rare Earth Element Initiatives
Planned Base Resources Acquisition
On April 21, 2024, the Company announced that it has executed a definitive Scheme Implementation Deed (the “SID”) with Base Resources pursuant to which Energy Fuels has agreed to acquire 100% of the issued shares of Base Resources (the “Transaction”) in consideration for (i) 0.0260 Energy Fuels common shares (the “Share Consideration”) and (ii) AUS$0.065 in cash, payable by way of a special dividend by Base Resources to its shareholders (the “Cash Consideration”, and together with the Share Consideration, the “Scheme Consideration”) for each Base Resources ordinary share held, for a total equity value of approximately AUS$375 million. The Transaction will be effected by way of a scheme of arrangement under Australia's Corporations Act (the “Scheme”) and is subject to a number of conditions precedent, including receipt of certain government approvals, approval of Base Resources’ shareholders and Australian court approvals.
Base Resources’ Toliara Project is a world-class, advanced-stage, low-cost, and large-scale HMS project. In addition to its stand-alone, ilmenite, rutile (titanium) and zircon (zirconium) production capability, the Toliara Project also contains large quantities of monazite, which is a rich source of the 'magnetic’ REEs used in electric vehicles (“EVs”) and a variety of clean energy and advanced technologies, as well as a source of recoverable uranium. The Toliara Project is subject to negotiation of fiscal terms with the Madagascar government and the receipt of certain Madagascar government approvals and actions before development may occur.
Potential Joint Venture with Astron on the Donald Project
On December 27, 2023, the Company announced that it had entered into a non-binding Memorandum of Understanding (“MOU”) with Astron Corporation Limited (“Astron”) to jointly develop the Donald Project in Australia. The Donald Project is a well-known HMS and rare earth deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of REE oxides along with the contained uranium. The Donald Project has most licenses and permits in place(or at an advanced stage of completion). The MOU sets out in broad terms the basis upon which the parties would enter into an Australian incorporated Venture under which Energy Fuels would invest up to AUS$180 million (approximately $117 million at current exchange rates) to earn up to a 49% interest in the Venture. In addition, the Company would issue to Astron common shares having a value of up to $17.5 million. Although the Company is currently in the process of completing due diligence and negotiating definitive agreements with Astron, there can be no assurance that the Company will enter into definitive agreements to govern the Venture, or if entered into, that the terms will be as set out in the MOU.
REE Separation Circuits at the Mill
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. Energy Fuels also completed the modification and enhancement of its infrastructure at the Mill (“Phase 1”) to be capable of producing commercial quantities of separated NdPr oxide in early 2024, followed by planned further enhancements to expand NdPr production capability (“Phase 2”) and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams. The Company is focused on monazite at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs, along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. The uranium contained in the monazite, which is generally comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.

In 2022, the Company began development of its “Phase 1” REE separation facilities, which involves modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill. “Phase 1” is expected to have the capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing roughly 800 to 1,000 tonnes of recoverable separated NdPr oxide per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, “Phase 1” capital including commissioning is expected to total between $16 million and $18 million, or approximately $7 million to $9 million less than our initial $25 million budget. Development of “Phase 1” was completed in late Q1-2024 and is expected to be operational in 2024, subject to receipt of sufficient monazite supply and successful commissioning.
During “Phase 2,” Energy Fuels expects to expand its NdPr separation capabilities, with an expected capacity to process approximately 30,000 to 60,000 tonnes of monazite per year, containing approximately 15,000 to 25,000 tonnes of TREO, containing approximately 3,000 to 6,000 tonnes of NdPr oxide per year, or sufficient NdPr for 1.5 to 6.0 million EVs per year. “Phase 2” is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. The Company expects to complete “Phase 2” in 2027, subject to licensing, financing, and receipt of sufficient monazite feed.
During “Phase 3,” Energy Fuels expects to add “heavy” REE separation capabilities, including the production of Dy, Tb, and potentially other REE oxides and advanced materials. The Company will also evaluate the potential to produce lanthanum (“La”) and cerium (“Ce”) products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, like bastnaesite, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” “Phase 3” is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. The Company also expects to have additional “heavy” REE feedstock stockpiled from “Phase 1” and “Phase 2.” During these earlier phases, the Company expects to produce NdPr oxide and a “heavy” Sm+ RE carbonate, which the Company will either sell or stockpile as feed for “Phase 3” REE separation. The Company expects to complete “Phase 3” in 2028, subject to licensing, financing, and receipt of sufficient feed. Alternatively, the Company may delay Phase 2 and combine Phase 2 and Phase 3 separation capability.
In addition to the pending transactions with Base and Astron described above, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known HMS deposit that has the potential to supply 3,000 – 10,000 tonnes of natural monazite sand concentrate per year to the Mill for decades for processing into high-purity REE oxides and other materials. 3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Bahia Project alone would be expected to supply enough NdPr oxide to power 150,000 to 1 million EVs per year. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile (titanium) and zircon (zirconium) minerals that are also in high demand.
The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company, its planned acquisition of Base Resources and the Toliara Project and its potential joint venture interest in the Donald Project.
Recovering Medical Isotopes for Advanced Cancer Therapies
Since July 2021, the Company has been evaluating the feasibility of recovering Th-232, and Ra-226 from its existing RE Carbonate/uranium and uranium process streams at the Mill and the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and/or Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market for use in treating cancer material that would otherwise be lost to disposal.
The Company currently has an R&D license for the recovery of research & development quantities of Ra-226 at the Mill, issued by the Utah Department of Waste Management and Radiation Control (“DWRMC”) in 2023. The potential recovery and concentration of R&D quantities of Th-232, Ra-228 and/or Th-228 at the Mill will also require similar R&D licenses or amendments to the existing Ra-226 R&D license, and the potential recovery and concentration of commercial quantities of Th-232, Ra-228, Th-228 and/or Ra-226 at the Mill will require additional licensing from DWMRC.

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
A seven-person Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of March 31, 2024, the Foundation has awarded 18 grants totaling $333,000, of which $251,070 was committed to American Indian initiatives.
Market Update
Uranium
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices decreased by 4% during the three months ended March 31, 2024 from $91.00 per pound as of December 31, 2023 to $87.00 per pound as of March 31, 2024. Weekly uranium spot prices per TradeTech during the first quarter ranged from a high of $107.00 per pound during the week of February 2, 2024 to a low of $86.00 per pound during the week of March 15, 2024. TradeTech price data indicates that long-term U3O8 prices increased from $68.00 as of December 31, 2023 to $80.00 as March 31, 2024. On May 1, 2024, TradeTech reported a spot price of $92.00 per pound and a long-term price of $80.00 per pound U3O8.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. On April 30, 2024, the U.S. Senate approved by unanimous consent the Prohibiting Russian Uranium Imports Act, which bans the import of Russian uranium products into the U.S. Under the ban, which commences 90 days after enactment and terminates in 2040, all imports of uranium products from Russia will be banned, subject to waivers in the event “no alternative viable source of low-enriched uranium is available to sustain the continued operation of a nuclear reactor or U.S. nuclear energy company.” The Company expects President Joe Biden to sign the bill into law in the coming days.
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
The Company continues to closely monitor uranium markets and seek additional opportunities to enter into long-term sales contracts with utilities at prices that sustain production, cover overhead costs and provide a reasonable rate-of-return to investors while also providing the Company and its shareholders with exposure to further upside price movements. The Company commenced production at its Pinyon Plain, La Sal and Pandora mines in 2023 and is also continuing to evaluate its ramp-up back into production at certain of its conventional mines in anticipation of its fulfillment obligations, as well as the timing and method for the purchase and disposition of its uranium inventories, including selling into the spot market or as a part of one or more term contracts.
Rare Earth Elements
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
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite concentrates also contain higher concentrations of “heavy” REEs, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
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
To date, substantially all RE Carbonate produced by the Mill has been sold to Neo. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, as discussed above, the Company expects to produce separated REE oxides in the future commencing with NdPr expected in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to date from Asian Metal:

	December 31, 2023		March 31, 2024		Percent	May 1, 2024
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	445	63	353	48.82	(21)%	403	56
Ce Oxide (99.9%)	6.75	0.96	7.55	1.05	12%	7.45	1.03
La Oxide (99.9%)	4.15	0.59	3.95	0.55	(5)%	3.85	0.53
Dy Oxide	2,640	374	1,810	251	(31)%	2,020	279
Tb Oxide	7,600	1,076	5,350	741	(30)%	6,450	891

The REE market is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. According to Wood Mackenzie, “The rare earth industry continues to evolve under the energy transition. Decarbonisation of key sectors such as transport and increasing renewable energy generation is driving demand for rare earth permanent magnets. Global supply also remains strong with diversification high on the agenda for governments around the world. Prices for NdPr oxide were comparatively low for much of 2023. This was caused by adequate supply and sustained market uncertainty caused by challenging economic conditions, particularly within China. As we move into 2024, short term prices remain under pressure, though we expect market sentiment to improve.”

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
The Company sees its commercial production of RE Carbonate to date and its expected production of separated NdPr oxide in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. Multiple potential domestic sources of mined mineral sands, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Vanadium
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
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, demand for “vanadium has been falling in China”. The same report indicated that “steel production cuts in China had affected both supply and demand, especially because China is the largest producer of ferro-vanadium globally.” European FeV prices dip on lack of demand, weakness in China, April 8, 2024.
During the three months ended March 31, 2024, the mid-point price of vanadium in Europe decreased by 4% from $6.53 per pound V2O5 as of December 31, 2023 to $6.25 per pound V2O5 as of March 31, 2024. The price of vanadium has ranged from a high of $6.88 per pound V2O5 between March 22, 2024 and March 27, 2024 and a low of $5.90 per pound V2O5 between February 16, 2024 and February 22, 2024. As of May 1, 2024, the price of vanadium is $5.87 per pound V2O5.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate, which has not allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories and future production at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) U.S. government laws and programs, including a potential ban on Russian uranium imports and efforts to restore domestic nuclear fuel capabilities, which could result in improved uranium sales prices; (iii) volatility in prices of uranium, vanadium, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its HMS/REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium products, which will require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower and properties.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes the results of operations for the three months ended March 31, 2024 and 2023 (in thousands of U.S. dollars):

	Three Months Ended March 31,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues
Uranium concentrates	$25,314	$18,470	$6,844	37%
Vanadium concentrates	—	871	(871)	*
Alternate Feed Materials, processing and other	112	272	(160)	(59)%
Total revenues	25,426	19,613	5,813	30%
Costs applicable to revenues
Costs applicable to uranium concentrates	11,052	7,715	3,337	43%
Costs applicable to vanadium concentrates	—	551	(551)	*
Total costs applicable to revenues	11,052	8,266	2,786	34%
Other operating costs and expenses
Exploration, development and processing	2,805	3,096	(291)	(9)%
Standby	1,333	2,287	(954)	(42)%
Accretion of asset retirement obligations	276	346	(70)	(20)%
Selling, general and administration (excluding share-based compensation)	6,594	4,837	1,757	36%
Share-based compensation	1,345	1,186	159	13%
Total operating income (loss)	2,021	(405)	2,426	(599)%
Other income (loss)
Gain on sale of assets	—	116,450	(116,450)	*
Other income (loss)	1,617	(1,781)	3,398	*
Total other income	1,617	114,669	(113,052)	(99)%
Net income (loss)	$3,638	$114,264	$(110,626)	(97)%

Basic net income per common share	$0.02	$0.72	$(0.70)	(97)%
Diluted net income per common share	$0.02	$0.72	$(0.70)	(97)%
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lb.)	300,000	300,000	—	—%
Vanadium concentrates (lb.)	—	79,344	(79,344)	*

Realized sales price
Uranium concentrates ($/lb.)	$84.38	$61.57	$22.81	37%
Vanadium concentrates ($/lb.)	$—	$10.98	$(10.98)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$36.84	$25.72	$11.12	43%
Vanadium concentrates ($/lb.)	$—	$6.94	$(6.94)	*
*Not meaningful.
Net income decreased by $110.63 million to $3.64 million or $0.02 per share for the three months ended March 31, 2024 from $114.26 million or $0.72 per share for the three months ended March 31, 2023. Net income was lower between periods primarily due to a gain of $116.45 million related to the sale of our Alta Mesa ISR Project in February 2023 and higher costs applicable to uranium concentrates of $3.34 million between periods. The decrease in net income was partially offset by higher revenues from sales of uranium concentrates of $6.84 million due to higher realized sales prices between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $6.84 million to $25.31 million for the three months ended March 31, 2024 from $18.47 million for the three months ended March 31, 2023 due to a higher realized sales price, which increased to $84.38 per pound of U3O8 from $61.57 per pound of U3O8 between periods.
Vanadium concentrates
Revenues from vanadium concentrates were $0.87 million for the three months ended March 31, 2023 due to the completed sale of 79,344 pounds of our vanadium inventories at a realized sales price of $10.98 per pound V2O5. There were no revenues from vanadium concentrates for the three months ended March 31, 2024.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased to $0.11 million for the three months ended March 31, 2024 from $0.27 million for the three months ended March 31, 2023, a decrease of $0.16 million primarily due to fewer services provided to IsoEnergy Ltd., as successor in interest to CUR, under our mine operating agreement with CUR.

Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $3.34 million to $11.05 million for the three months ended March 31, 2024 from $7.72 million for the three months ended March 31, 2023 due to higher weighted average costs per pound of U3O8. The weighted average cost per pound of U3O8 increased to $36.84 for the three months ended March 31, 2024 from $25.72 per pound U3O8 for the three months ended March 31, 2023 primarily due to the purchase of 100,000 pounds U3O8 at $81.00 per pound during the fourth quarter of 2023.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $0.55 million for the three months ended March 31, 2023 due to the completed sale of 79,344 pounds of our vanadium inventories at a weighted average cost of $6.94 per pound. There were no costs applicable to vanadium concentrates for the three months ended March 31, 2024.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased by $0.29 million to $2.81 million for the three months ended March 31, 2024 from $3.10 million for the three months ended March 31, 2023. Lower exploration, development and processing costs between periods were primarily due to the La Sal Complex put into production status during the first quarter of 2024, partially offset by a slight increase due to continued progression of the RE Carbonate production program at the Mill, which includes net realizable value adjustments to RE Carbonate inventory.
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
Standby costs decreased by $0.95 million to $1.33 million for the three months ended March 31, 2024 from $2.29 million for the three months ended March 31, 2023 primarily due to the Alta Mesa divestiture on February 14, 2023 and the La Sal Complex being put into development status during the fourth quarter of 2023 and production status the first quarter of 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $1.76 million to $6.59 million for the three months ended March 31, 2024 from $4.84 million for the three months ended March 31, 2023 primarily due to higher legal and advisory fees as well as salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations between periods. Our headcount increased to 159 full-time employees as of March 31, 2024 from 134 full-time employees as of March 31, 2023.
Share-based compensation
Share-based compensation increased to $1.35 million for the three months ended March 31, 2024 from $1.19 million for the three months ended March 31, 2023, an increase of $0.16 million primarily due to the annual 2024 grant of awards coupled with a higher grant date fair value and additional headcount.
Other Income
Gain on sale of assets
For the three months ended March 31, 2023, we recognized a gain on sale of assets of $116.45 million related to the sale of our Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and the $60 million Convertible Note. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.

Other income (loss)
Other income was $1.62 million, net for the three months ended March 31, 2024. This balance primarily consisted of interest income, net of $1.57 million, mark-to-market gains on our marketable securities of $0.54 million and realized gains for settlements of our debt marketable securities of $0.21 million, partially offset by foreign exchange rate losses of $0.70 million. Other loss was $1.78 million, net for the three months ended March 31, 2023. This balance primarily consisted of mark-to-market losses on our investments accounted for at fair value of $2.96 million and convertible note of $0.20 million, partially offset by interest income, net of $1.03 million, mark-to-market gains on marketable securities of $0.33 million and foreign exchange rate gains of $0.03 million.
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
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares pursuant to our ATM in appropriate circumstances. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed a Prospectus Supplement with the SEC to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the three months ended March 31, 2024, the Company issued 619,910 Common Shares for net proceeds of $4.79 million under the ATM. See Note 7 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of March 31, 2024, the Company had working capital of $222.54 million, including $54.78 million in cash and cash equivalents, $140.80 million of marketable securities, approximately 385,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.

Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$8,841	$(2,579)
Net cash used in investing activities	(14,824)	(19,002)
Net cash provided by (used in) financing activities	3,502	(846)
Effect of exchange rate fluctuations on cash held in foreign currencies	(46)	22
Plus: release of restricted cash related to sale of assets	—	3,475
Net change in cash, cash equivalents and restricted cash	(2,527)	(18,930)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
Cash, cash equivalents and restricted cash, end of period	$72,497	$61,339
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $8.84 million for the three months ended March 31, 2024. Net cash used in operating activities was $2.58 million for the three months ended March 31, 2023. The change between periods was primarily due to higher revenues from the sales of uranium concentrates between periods due to a higher realized sales price, partially offset by higher costs applicable to uranium concentrates due to higher costs per pound between periods. Additionally, we purchased 120,000 pounds of U3O8 during the three months ended March 31, 2023. No such inventory purchases were made during the three months ended March 31, 2024.
Net cash used in investing activities
Net cash used in investing activities decreased by $4.18 million to $14.82 million for the three months ended March 31, 2024 from $19.00 million for the three months ended March 31, 2023. The decrease is primarily due to the maturities of marketable securities of $57.17 million, offset by higher purchases of marketable securities of $16.81 million between periods. During the three months ended March 31, 2023, the Company received proceeds of $53.76 million from the sale of the Alta Mesa ISR Project and paid $21.62 million to acquire the Bahia Project. Additionally, additions to property, plant and equipment and mineral properties decreased by $4.05 million between periods. See Note 5 – Property, Plant and Equipment and Mineral Properties for more information.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $3.50 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $0.85 million for the three months ended March 31, 2023. The change between periods was primarily due to proceeds of $4.79 million for the issuance of Common Shares for cash, net under the ATM during the three months ended March 31, 2024, partially offset by cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights of $0.55 million during the three months ended March 31, 2023.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2023. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of March 31, 2024 (in thousands):

Cash and cash equivalents	$1,055
Marketable securities	$21,043
Total	$22,098
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2024 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / Cdn$ or R$	$317

Weakening net earnings	-1% change in U.S. dollar / Cdn$ or R$	$(317)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of March 31, 2024, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2023, or in this Form 10-Q for the three months ended March 31, 2024.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC, dated April 10, 2024 (5)
4.3	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (7)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (8)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (9)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (13)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Appendix B of Energy Fuels’ Schedule 14A filed with the SEC on April 24, 2024.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 24, 2024.
(7)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on March 25, 2024.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(9)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference into Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: May 3, 2024	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 3, 2024	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Accounting Officer and Interim Chief Financial Officer