Form 10-K/A
period 2023-12-31
ENERGY FUELS INC
filed 2024-06-28
CIK 1385849

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

EXPLANATORY NOTE

Energy Fuels Inc. (the “Company” or “Energy Fuels”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 23, 2024 (the “Form 10-K”), to (i) provide financial statements for Consolidated Uranium Inc. (“Consolidated Uranium”), pursuant to Rule 3-09 of Regulation S-X, for the period ended December 5, 2023 and years ended December 31, 2022 and 2021, and (ii) file as exhibits the material agreements entered into since the filing of the Form 10-K and the reports that have been furnished by the Company on Form 8-K.

Consolidated Uranium was significant under Rule 3-09 for the year ended December 31, 2022, but not for the year ended December 31, 2021 or the period ended December 5, 2023. As a result, under Rule 3-09, we have included in this Amendment unaudited consolidated financial statements for the period ended December 5, 2023, audited consolidated financial statements for the year ended December 31, 2022 and unaudited consolidated financial statements for the year ended December 31, 2021. In accordance with Rule 3-09(b), the financial statements of Consolidated Uranium are being filed as an amendment to the Form 10-K as Exhibit 99.2 included in Part IV, Item 15 of this filing.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of This Report.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as at December 5, 2023 and December 31, 2022
Consolidated Statements of Loss and Comprehensive Loss for the period ended December 5, 2023 and the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Equity for the period ended December 5, 2023 and the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the period ended December 5, 2023 and the years ended December 31, 2022 and 2021
Notes to the Consolidated Financial Statements

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

(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The unaudited consolidated financial statements as at January 23, 2023 and for the 23-day period ended January 23, 2023, as at December 31, 2022 and for the year ended December 31, 2022 and the audited consolidated financial statements for the year ended December 31, 2021 of Virginia Energy Resources Inc. included in Exhibit 99.1 are filed as part of Item 15 of this Amendment to the Company's Form 10-K and should be read in conjunction with the Company's consolidated financial statements.

Exhibit Index

Exhibit No.	Document Description

3.1†	Articles of Continuance dated September 2, 2005 (1)

3.2†	Articles of Amendment dated May 26, 2006 (2)

3.3†	By-laws (3)

4.1†	Shareholder Rights Plan Agreement between Energy Fuels Inc. and American Stock Transfer & Trust Company, LLC dated March 18, 2021 (4)

4.2†	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934

4.3*	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (5)

10.1†	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, Amended and Restated June 2011 (6)

10.2†	2021 Omnibus Equity Incentive Compensation Plan, as amended and restated as of March 18, 2021 (7)

10.3†	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (8)

10.4†	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Mark S. Chalmers dated March 31, 2023 (9)

10.5†	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and David C. Frydenlund dated March 31, 2023 (10)

10.6†	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Curtis H. Moore dated March 31, 2023 (11)

10.7†	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (12)

10.8†	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (13)

10.9†	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated May 6, 2019 (14)

10.10*	Sales Agreement by and among Energy Fuels Inc. Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (15)

10.11*	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc., and Mark S. Chalmers dated April 10, 2024 (16)

10.12*	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc., and David C. Frydenlund dated April 10, 2024 (17)

10.13*	Scheme Implementation Deed by and among Energy Fuels Inc., EFR Australia Pty Ltd and Base Resources Limited, dated April 21, 2024

10.14*#	Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and among Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Mineral Sands Pty Ltd, dated June 4, 2024

10.15*	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated as of April 10, 2024, as amended on May 28, 2024 (18)

14.1†	Energy Fuels Inc. Code of Business Conduct and Ethics

19.1†	Energy Fuels Inc. Insider Trading Policy

21.1†	An organizational chart showing Energy Fuels Inc.'s direct and indirect subsidiaries

23.1†	Consent of KPMG LLP

23.2†	Consent of Grant A. Malensek

23.3†	Consent of Jeremy Scott Collyard

23.4†	Consent of Phillip E. Brown

23.5†	Consent of David M. Robson

23.6†	Consent of Mark B. Mathisen

23.7†	Consent of Douglas L. Beahm

23.8†	Consent of Daniel Kapostasy

23.9†	Consent of Terence McNulty

23.10†	Consent of Jeffrey Woods

23.11†	Consent of R. Dennis Bergen

23.12†	Consent of Lee (Pat) Gochnour

23.13†	Consent of Travis Boam

23.14†	Consent of Smythe LLP

23.15*	Consent of McGovern Hurley

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1†	Mine Safety Disclosure

96.1†	"Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA," dated January 30, 2023 with an effective date of December 31, 2021 (19)

96.2†	"Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA," dated February 23, 2023 with an effective date of December 31, 2022 (20)

96.3†	"Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA," dated February 22, 2022 (21)

96.4†	"Technical Report on the Bullfrog Project, Garfield County, Utah, USA," dated February 22, 2022 (22)

96.5†	"Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA," dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (23)

96.6†	"Technical Report on the La Sal Project, San Juan County, Utah, USA," dated February 22, 2022 (24)

96.7†	"Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA," dated December 31, 2021 (25)

96.8*	"Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino Country, Arizona, USA," dated February 23, 2023, as amended March 6, 2024 (26)

96.9*	"AACE Class 4 Pre-Feasibility Study (Not a Pre-Feasibility Study intended to be compliant with NI-43-101 or S-K 1300)," dated April 23, 2024 (27)

97.1†	Energy Fuels Inc. Incentive-Based Compensation Clawback Policy

99.1†	Unaudited Consolidated Financial Statements of Virginia Energy Resources Inc. as at January 23, 2023 and for the 23-day period ended January 23, 2023, as at December 31, 2022 and the year ended December 31, 2022 and the Audited Consolidated Financial Statements of Virginia Energy Resources Inc. for the year ended December 31, 2021

99.2*	Unaudited Consolidated Financial Statements of Consolidated Uranium Inc. for the period ended December , 5, 2023 and the Audited Consolidated Financial Statements of Consolidated Uranium Inc. for the year ended December 31, 2022 and the Unaudited Consolidated Financial Statements of Consolidated Uranium Inc. for the year ended December 31, 2021

†101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

†101.SCH	Inline XBRL Taxonomy Extension Schema Document.

†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	The cover page from Energy Fuels Inc.'s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL document)

* Filed herewith.

† Previously filed or furnished, as applicable, with the Form 10-K on February 23, 2024.

# Portions of this exhibit have been redacted in accordance with the rules of the SEC. Energy Fuels agrees to provide an unredacted copy of the exhibit to the SEC upon its request.

(1) Incorporated by reference to Exhibit 3.1 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(2) Incorporated by reference to Exhibit 3.2 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(3) Incorporated by reference to Exhibit 3.3 of Energy Fuels' Form F-4 filed with the SEC on May 8, 2015.

(4) Incorporated by reference to Appendix B of Energy Fuels' Schedule 14A filed with the SEC on April 2, 2021.

(5) Incorporated by reference to Exhibit 4.1 to Energy Fuels' Form 8-K filed with the SEC on June 14, 2024.

(6) Incorporated by reference to Exhibit 4.2 to Energy Fuels' Form S-8 filed with the SEC on June 24, 2015.

(7) Incorporated by reference to Appendix A to Energy Fuels' Schedule 14A filed with the SEC on April 2, 2021.

(8) Incorporated by reference to Exhibit 10.4 to Energy Fuels' Form 10-K filed with the SEC on March 15, 2016.

(9) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed with the SEC on April 4, 2023.

(10) Incorporated by reference to Exhibit 10.3 to Energy Fuels' Form 8-K filed with the SEC on April 4, 2023.

(11) Incorporated by reference to Exhibit 10.5 to Energy Fuels' Form 8-K filed with the SEC on April 4, 2023.

(12) Incorporated by reference to Exhibit 10.5 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(13) Incorporated by reference to Exhibit 10.6 to Energy Fuels' Form 10-Q filed with the SEC on November 2, 2020.

(14) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 10-Q filed with the SEC on August 5, 2019.

(15) Incorporated by reference to Exhibit 1.1 to Energy Fuels' Form S-3 Registration Statement filed with the SEC on March 22, 2024

(16) Incorporated by reference to Exhibit 10.1 to Energy Fuels' Form 8-K filed with the SEC on April 19, 2024.

(17) Incorporated by reference to Exhibit 10.2 to Energy Fuels' Form 8-K filed with the SEC on April 19, 2024.

(18) Incorporated by reference to Appendix A to Energy Fuels' Schedule 14A filed with the SEC on April 24, 2024.

(19) Incorporated by reference to Exhibit 99.2 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(20) Incorporated by reference to Exhibit 99.3 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(21) Incorporated by reference to Exhibit 99.6 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(22) Incorporated by reference to Exhibit 99.2 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(23) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on March 1, 2023.

(24) Incorporated by reference to Exhibit 99.3 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(25) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on March 11, 2022.

(26) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on March 22, 2024.

(27) Incorporated by reference to Exhibit 99.1 to Energy Fuels' Form 8-K filed with the SEC on April 25, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: June 27, 2024