Form 10-Q
period 2024-06-30
ENERGY FUELS INC
filed 2024-08-02
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 30, 2024, the registrant had 163,670,085 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business in response to improved uranium prices and the expansion of our rare earth element (“REE”) initiatives, including work on our South Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”), our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, and our plans related to the acquisition of additional HMS properties, including the potential acquisition of the Toliara HMS project in Madagascar (the “Toliara Project”) through the Company’s planned acquisition of Base Resources Limited (ASX:BSE / AIM:BSE) (“Base”), as previously announced on April 21, 2024, and the potential earn-in to a joint venture interest in the Donald HMS and REE project in Australia (the “Donald Project”) pursuant to definitive agreements entered into between the parties, as previously announced on June 3, 2024; plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; and any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS properties. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; cybersecurity risks associated with the critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and planned HMS mines; risks associated with commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks, risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
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
•risks associated with identifying/obtaining adequate quantities of uranium-bearing materials not derived from conventional material (“Alternate Feed Materials”) and other feed sources required to operate our Mill;
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
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value or risks associated with completed acquisitions, including our acquisition of mineral concessions at the Bahia Project, our planned acquisition of Base and its Toliara Project in Madagascar and Kwale Project in Kenya, our potential acquisition of a joint venture interest in the Donald Project in Australia, and any future acquisitions;
•risks associated with the Toliara Project, if acquired by the Company, including: risks associated with negotiating suitable fiscal terms for the Toliara Project with the Madagascar government on a timely basis or at all; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the Madagascar government lifting the current suspension on the Toliara Project on a timely basis or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Madagascar government over time; country risks, including the risk of government instability and expropriation risks; risks of challenges by special interest groups and other parties; and risks associated with reclamation of the Kwale Project, if acquired by the Company;
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

•risks associated with fluctuations in price levels for HMS concentrate (“HMC”) and its components, including prices for ilmenite, rutile, leucoxin and zircon, and the derived-products titanium and zirconium, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project and any other HMS project the Company may acquire or participate in, which could impact monazite supply for our RE Carbonate, separated REE oxide and any other REE value-added product production;
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
•risks associated with our RE Carbonate sales and REE oxide and other REE product sales, if any, being tied to REE spot prices;
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
•risks related to dilution of currently outstanding shares from additional share issuances and/or depletion of assets, etc.;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not successfully complete the acquisition of Base and the Toliara Project or that we will not fully acquire our planned joint venture interest in the Donald Project, or that the Toliara Project and Donald Project will not proceed as planned and be successful.
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
For purposes of S-K 1300 and NI 43-101, as of June 30, 2024, the Company is classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.

All mineral disclosures reported in this Quarterly Report have been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Uranium concentrates	$8,590	$4,335	$33,904	$22,805
Vanadium concentrates	—	—	—	871
RE Carbonate	—	2,271	—	2,271
Alternate Feed Materials, processing and other	129	257	241	529
Total revenues	8,719	6,863	34,145	26,476
Costs applicable to revenues
Costs applicable to uranium concentrates	3,681	2,337	14,733	10,052
Costs applicable to vanadium concentrates	—	—	—	551
Costs applicable to RE Carbonate	—	2,030	—	2,030
Total costs applicable to revenues	3,681	4,367	14,733	12,633
Other operating costs and expenses
Exploration, development and processing	2,487	3,820	5,292	6,916
Standby	1,663	1,607	2,996	3,894
Accretion of asset retirement obligations	313	274	589	620
Selling, general and administration	7,083	7,458	14,273	13,481
Transactions and integration related costs	2,536	—	3,285	—
Total operating loss	(9,044)	(10,663)	(7,023)	(11,068)
Other income
Gain on sale of assets (Note 6)	2	2,807	2	119,257
Other income (Note 12)	2,623	2,971	4,240	1,190
Total other income	2,625	5,778	4,242	120,447
Net income (loss) and comprehensive income (loss)	(6,419)	(4,885)	(2,781)	109,379

Basic net income (loss) per common share (Note 9)	$(0.04)	$(0.03)	$(0.02)	$0.69
Diluted net income (loss) per common share (Note 9)	$(0.04)	$(0.03)	$(0.02)	$0.69

Net income (loss) and comprehensive income (loss) attributable to:
Owners of the Company	$(6,418)	$(4,861)	$(2,779)	$109,404
Non-controlling interests	(1)	(24)	(2)	(25)
Net income (loss) and comprehensive income (loss)	$(6,419)	$(4,885)	$(2,781)	$109,379

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$24,594	$57,445
Marketable securities (Notes 4 and 14)	146,655	133,044
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of June 30, 2024 and December 31, 2023, respectively	9,548	816
Inventories (Note 5)	23,524	38,868
Prepaid expenses and other current assets	3,985	2,522
Total current assets	208,306	232,695
Mineral properties, net (Note 6)	123,840	119,581
Property, plant and equipment, net (Note 6)	40,356	26,123
Inventories (Note 5)	6,887	1,852
Operating lease right of use asset	1,127	1,219
Investments	3,473	1,356
Other long-term receivables	1,482	1,534
Restricted cash (Note 7)	17,924	17,579
Total assets	$403,395	$401,939

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 12)	$7,147	$10,161
Operating lease liability	218	199
Total current liabilities	7,365	10,360
Operating lease liability	1,006	1,120
Asset retirement obligations (Note 7)	11,688	10,922
Deferred revenue	600	332
Total liabilities	20,659	22,734
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 163,661,111 and 162,659,155 as of June 30, 2024 and December 31, 2023, respectively	739,762	733,450
Accumulated deficit	(359,037)	(356,258)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	378,779	375,246
Non-controlling interests	3,957	3,959
Total equity	382,736	379,205
Total liabilities and equity	$403,395	$401,939

Commitments and contingencies (Note 13)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690
Net loss	—	—	(6,418)	—	(6,418)	(1)	(6,419)
Share-based compensation	—	1,412	—	—	1,412	—	1,412
Shares issued for exercise of stock options	9,214	53	—	—	53	—	53
Balance as of June 30, 2024	163,661,111	$739,762	$(359,037)	$(1,946)	$378,779	$3,957	$382,736

Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013
Net loss	—	—	(4,861)	—	(4,861)	(24)	(4,885)
Share-based compensation	—	1,554	—	—	1,554	—	1,554
Shares issued for exercise of stock options	45,126	312	—	—	312	—	312
Shares issued for exercise of stock appreciation rights	164,258	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(848)	—	—	(848)	—	(848)
Balance as of June 30, 2023	158,238,796	$699,851	$(346,716)	$(1,946)	$351,189	$3,957	$355,146

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(2,781)	$109,379
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	1,858	1,319
Share-based compensation	2,757	2,740
Accretion of asset retirement obligations	589	620
Unrealized foreign exchange (gain) loss	353	(325)
Unrealized loss on investments	—	2,189
Realized gain on marketable securities	(861)	—
Gain on sale of assets	(2)	(119,257)
Other, net	(27)	76
Changes in current assets and liabilities:
Marketable securities	(985)	(335)
Inventories	10,788	5,515
Trade and other receivables	(8,754)	(2,373)
Prepaid expenses and other current assets	(1,442)	(1,348)
Accounts payable and accrued liabilities	(2,327)	(2,269)
Net cash used in operating activities	(834)	(4,069)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,307)	(5,467)
Additions to mineral properties	(4,737)	(3,055)
Acquisition of mineral properties	—	(22,374)
Purchases of marketable securities	(145,017)	(67,775)
Maturities of marketable securities	133,253	16,405
Purchase of investments without a readily determinable fair value	(2,149)	—
Proceeds from sale of assets	2	56,859
Net cash used in investing activities	(34,955)	(25,407)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	4,788	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(837)	(918)
Cash received from exercise of stock options	156	384
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(552)	(848)
Net cash provided by (used in) financing activities	3,555	(1,382)
Effect of exchange rate fluctuations on cash held in foreign currencies	(272)	50
Plus: release of restricted cash related to sale of assets	—	3,590
Net change in cash, cash equivalents and restricted cash	(32,506)	(27,218)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$42,518	$53,051

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$96	$13
Increase (decrease) in accounts payable and accrued liabilities for property, plant and equipment and mineral properties	$(415)	$734

Non-cash investing and financing transactions:
Acquisition of convertible note	$—	$59,259

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
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), also known as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties and at times from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill is also ramping up to commercial production of rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties and completed modifications and enhancements to its existing infrastructure for the production of separated REE products.
The Company owns the Bahia Project in Brazil, which is an exploration/permitting stage property for the potential production of heavy mineral sands (“HMS”) which would be sold into the commercial HMS market and associated monazite which would be used as a feedstock ore for production of REEs and uranium at the Mill. The Company is also pursuing the potential acquisition of other HMS/monazite projects around the world. Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer.
With its uranium, vanadium, REE and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.

Energy Fuels produces both uranium and REEs. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Concurrently, the Company’s recycling program (which includes processing Alternate Feed Materials, recycling tailings solutions and performing other activities, for the recovery of uranium, vanadium and potentially other metals and radionuclides), works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. Through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.

As of June 30, 2024, the Company is a “production stage issuer” as defined by S-K 1300, as it is engaged in the material extraction of mineral reserves on at least one material property.
Mining Activities
The Company’s mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming and the Bahia Project (defined in Note 6 – Property, Plant and Equipment and Mineral Properties) located in Brazil. The Company’s Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of June 30, 2024, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Bahia Project. Other conventional mining projects in the vicinity of the Mill and Sheep Mountain are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting therapeutics initiatives.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024, as amended June 28, 2024.
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
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company reports operating and financial results in a single segment based on the consolidated information used by the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company's core business: the production of uranium and critical minerals. As the Company has one reportable segment, net income, total assets and working capital are equal to consolidated results. The CODM primarily uses operating expenses to manage operations.
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
3.    TRANSACTIONS
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) creating a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Rare Earth and Mineral Sands Project in Australia (the “Donald Project”). The Donald Project is a well-known HMS and rare earth deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products along with the contained uranium. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $122 million at June 30, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $10.6 million is expected to be invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares would be issued in 2024 upon the satisfaction of certain conditions precedent and the remainder would be issued upon a positive FID.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 30, 2024, the Company has elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment and this investment is included in Investments on its unaudited Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $2.15 million as of June 30, 2024. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
Planned Base Resources Acquisition
On April 21, 2024, the Company announced that it had executed a definitive Scheme Implementation Deed (the “SID”) with Base Resources Limited (ASX: BSE) (AIM: BSE) (“Base Resources”) pursuant to which the Company has agreed to acquire 100% of the issued shares of Base Resources (the “Transaction”) in consideration for (i) 0.0260 Energy Fuels Common Shares (the “Share Consideration”) and (ii) AUS$0.065 in cash payable by way of special dividend by Base Resources to its shareholders (the “Cash Consideration”, and together with the Share Consideration, the “Scheme Consideration”) for each Base Resources ordinary share held, for a total value of approximately AUS$375 million at April 19, 2024. The Transaction will be effected by way of a scheme of arrangement under Australia's Corporations Act (the “Scheme”) and is anticipated to close later in 2024, subject to satisfaction of all conditions, including receipt of all necessary approvals. Base Resources owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”). The Toliara Project is a world-class, advanced-stage, low-cost, and large-scale HMS project. In addition to its stand-alone, ilmenite, rutile (titanium) and zircon (zirconium) production capability, the Toliara Project also contains large quantities of monazite sand that would be transported to the Mill for the recovery of separated REE products along with the contained uranium. The Toliara Project is subject to negotiation of fiscal terms with the Madagascar government and the receipt of certain Madagascar government approvals and actions before a current suspension on activities at the Toliara Project will be lifted and development may occur. Base Resources also owns the Kwale HMS project in Kenya, which is nearing the end of its mine life and commencement of reclamation activities.

4.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of June 30, 2024 and December 31, 2023 are due in one to two years. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes our marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2024
Marketable debt securities(1)	$119,416	$—	$1,360	$120,776
Marketable equity securities	28,159	(2,280)	—	25,879
Total marketable securities	$147,575	$(2,280)	$1,360	$146,655

December 31, 2023
Marketable debt securities(1)	$106,791	$—	$675	$107,466
Marketable equity securities	28,159	(2,581)	—	25,578
Total marketable securities	$134,950	$(2,581)	$675	$133,044
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    INVENTORIES
Inventories consisted of the following items:

	June 30, 2024	December 31, 2023
Concentrates and work-in-progress	$19,636	$35,807
Inventory of ore in stockpiles	9,137	3,072
Raw materials and consumables	1,638	1,841
Total inventories	$30,411	$40,720

6.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
Property, Plant and Equipment
The following is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	June 30, 2024	December 31, 2023
Land	N/A	$642	$642
Plant facilities	12 - 15 years	30,195	29,750
Mining equipment	5 - 10 years	18,437	13,019
Light trucks and utility vehicles	5 years	3,880	3,256
Office furniture and equipment	4 - 7 years	1,888	1,754
Construction-in-progress(1)	N/A	23,236	13,627
Total property, plant and equipment		$78,278	$62,048
Less: accumulated depreciation		(37,922)	(35,925)
Property, plant and equipment, net		$40,356	$26,123
(1)    Costs incurred for commissioning activities for the Company’s Phase 1 REE separation circuit at the Mill are capitalized. The Company will offset these costs upon sale of separated neodymium-praseodymium (“NdPr”) that is produced during commissioning of the Phase 1 REE separation circuit.

The Company recognized depreciation expense of $0.62 million and $0.66 million for the three months ended June 30, 2024 and 2023, respectively, and $1.29 million and $1.32 million for the six months ended June 30, 2024, and 2023, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended June 30, 2024 and 2023, the Company capitalized $0.41 million and $0.08 million respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2024 and 2023, the Company capitalized $0.48 million and $0.16 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.
For the three months ended June 30, 2023, the Company capitalized $0.07 million of depreciation expense to mineral properties on the Condensed Consolidated Balance Sheet. No depreciation expense was capitalized to mineral properties for the three months ended June 30, 2024. For the six months ended June 30, 2024 and 2023, the Company capitalized $0.23 million and $0.07 million, respectively, of depreciation expense to mineral properties on the Condensed Consolidated Balance Sheet.
Mineral Properties
The following is a summary of mineral properties:

	June 30, 2024	December 31, 2023
Sheep Mountain	$34,183	$34,183
Bahia Project	31,130	29,130
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	6,512
Other	1,687	1,687
Total mineral properties	$124,407	$119,581
Less: accumulated depletion	$(567)	$—
Mineral properties, net	$123,840	$119,581
Capitalized costs to mineral properties are depleted using the units-of-production method (“UOP”) over the estimated life of the ore body based on estimated recoverable material to be produced from proven and probable reserves.
The calculation of the UOP rate of depletion could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These changes could include: (i) an expansion of proven and probable reserves through exploration activity; (ii) differences between estimated and actual costs of production, due to differences in grade, recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. If reserves decreased significantly, UOP depletion charged to operations would increase; conversely, if reserves increased significantly, UOP depletion charged to operations would decrease. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of proven and probable reserves.
The expected useful lives used in depletion, depreciation and amortization calculations are determined based on the applicable facts and circumstances, as described above. As judgement is involved in the determination of useful lives, no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depletion, depreciation and amortization calculations.
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
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which was calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 14 – Fair Value Accounting for more information on the fair value and current status of the Convertible Note.
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
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of June 30, 2024, the Company has not purchased, leased and/or licensed a PFN tool.

7.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

Asset retirement obligations, December 31, 2023	$10,922
Revision of estimate	177
Accretion of liabilities	589
Asset retirement obligations, June 30, 2024	$11,688
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities.

The upward revision of the estimate of $0.18 million for the six months ended June 30, 2024 includes net changes in estimated costs of future reclamation activities. These revisions were recognized in Property, plant and equipment, net on the Consolidated Balance Sheet and will be depreciated over the useful life of the related asset.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 13 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2023	$17,579
Additional collateral posted	345
Restricted cash, June 30, 2024	$17,924

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
Issued Capital Stock
During the six months ended June 30, 2024, the Company issued 0.62 million Common Shares under its at-the-market (the “ATM”) public offering program for net proceeds of $4.78 million after share issuance costs. No Common Shares were issued pursuant to the ATM during the three months ended June 30, 2024 or during the three and six months ended June 30, 2023.

9.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to owners of the Company	$(6,418)	$(4,861)	$(2,779)	$109,404

Basic weighted average common shares outstanding	163,655,888	158,137,420	163,533,507	158,034,370
Dilutive impact of stock options and restricted stock units	—	—	—	1,156,936
Diluted weighted average common shares outstanding	163,655,888	158,137,420	163,533,507	159,191,306

Basic net income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.69
Diluted net income (loss) per common share	$(0.04)	$(0.03)	$(0.02)	$0.69
For the three months ended June 30, 2024 and 2023, a weighted average of 1.67 million and 1.50 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. For the six months ended June 30, 2024 and 2023 a weighted average of 1.58 million and 0.31 million respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 2.30 million, respectively, for the three months ended June 30, 2024 and 2023, as well as 1.02 million and 2.31 million, respectively, for the six months ended June 30, 2024 and 2023 as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

10.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as most recently amended and approved by the Company’s Board of Directors on May 24, 2024 and ratified by the Company’s shareholders at its Annual General and Special Meeting of Shareholders held on June 11, 2024) (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 10,000,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 7,500,000 (the “Full Value Share Authorization”). As of June 30, 2024, the total Common Shares authorized for future equity incentive plan awards was 7,290,665 Common Shares under the Total Share Authorization and 6,855,844 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs(1)	$838	$1,162	$1,582	$1,806
SARs	111	304	264	740
Stock options	463	88	911	194
Total share-based compensation expense(2)	$1,412	$1,554	$2,757	$2,740
(1)The fair value of the RSUs granted under the Compensation Plan for the six months ended June 30, 2024 and 2023 was estimated at the date of grant using the stated market price on the NYSE American.
(2)Share-based compensation is included in Selling, general and administration in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of June 30, 2024, there were $2.07 million, $0.08 million and $1.26 million of unrecognized compensation costs related to the unvested RSUs, SARs, and stock options, respectively. This expense is expected to be recognized over a weighted average period of 2.20 years, 0.49 years and 1.47 years, respectively.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	641,839	$6.57
Granted	375,384	7.47
Vested	(373,067)	6.20
Forfeited	—	—
Unvested, June 30, 2024	644,156	$7.31

The total fair value of RSUs that vested and were settled for equity was $2.72 million for the six months ended June 30, 2024.
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
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	1,839,528	$5.01
Granted	—	—
Exercised	(250,036)	2.92
Forfeited	(3,152)	7.36
Expired	(569,595)	2.94
Outstanding, June 30, 2024	1,016,745	$6.67	2.80	$—
Exercisable, June 30, 2024	—	$—	—	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	1,589,492	$2.89
Granted	—	—
Vested	—	—
Expired	(569,595)	4.51
Forfeited	(3,152)	3.45
Unvested, June 30, 2024	1,016,745	$3.83

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
The fair value of all stock options, including Performance Based Options, granted under the Compensation Plan for the six months ended June 30, 2024 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.73%
Expected life	3.08
Expected volatility(1)	69.05%
Expected dividend yield	—%
Weighted average grant date fair value	$3.53
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all of the Company’s stock option activity, including Performance Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	$1.76 - $8.60	523,468	$4.48
Granted	5.43 - 8.23	583,546	7.74
Exercised	1.76 - 6.47	(46,382)	3.37
Forfeited	6.12 - 8.23	(19,959)	7.40
Expired	2.92 - 7.36	(2,291)	5.75
Outstanding, June 30, 2024	$1.76 - $8.60	1,038,382	$6.31	3.19	$896
Exercisable, June 30, 2024	$1.76 - $8.41	402,325	$4.09	1.61	$892

A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	169,182	$4.11
Granted	583,546	3.53
Vested	(96,712)	4.35
Forfeited	(19,959)	3.69
Unvested, June 30, 2024	636,057	$3.56

11.    INCOME TAXES
As of June 30, 2024, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended June 30, 2024 and 2023, the Company did not record income tax benefit on loss before tax of $6.42 million and $4.89 million, respectively. For the six months ended June 30, 2024, the Company did not record income tax benefit on loss before tax of $2.78 million. For the six months ended June 30, 2023, the Company did not record income tax expense on income before tax of $109.38 million. The effective tax rate was 0% for the three and six months ended June 30, 2024 and 2023, which was a result of the full valuation allowance on net deferred tax assets.

12.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) on investments	$—	$770	$—	$(2,189)
Unrealized gain on marketable securities	445	10	985	335
Realized gain on maturities of marketable securities	649	214	861	214
Unrealized loss on convertible note	—	(53)	—	(251)
Foreign exchange gain (loss)	349	293	(353)	319
Interest income, net and other	1,180	1,737	2,747	2,762
Other income	$2,623	$2,971	$4,240	$1,190
The components of trade and other receivables are as follows:

	June 30, 2024	December 31, 2023
Trade receivables	$9,021	$406
Notes receivable, net	343	343
Other	184	67
Total receivables	$9,548	$816

The components of accounts payable and accrued liabilities are as follows:

	June 30, 2024	December 31, 2023
Accounts payable	$2,246	$1,006
Accrued operating expenses	2,350	4,391
Accrued payroll liabilities	2,134	4,162
Accrued capital expenditures	11	205
Accrued taxes	382	393
Other accrued liabilities	24	4
Accounts payable and accrued liabilities	$7,147	$10,161

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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2023, renewal costs for the remainder of 2024 are expected to total approximately $1.01 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations (“AROs”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2024, the Company has $17.92 million posted as collateral against undiscounted AROs of $33.71 million. As of December 31, 2023, the Company has $17.58 million posted as collateral against undiscounted AROs of $33.38 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
The Company’s financial instruments as of June 30, 2024 and December 31, 2023 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Convertible Note received as part of the Alta Mesa Transaction was valued as of February 14, 2023, upon closing, using a binomial lattice model. The fair value calculation used significant unobservable inputs, including: (i) volatility 60%, and (ii) yield of 9.5%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note. Between February 14, 2023 and November 3, 2023, enCore early redeemed $40.00 million of the principal value of the Convertible Note. On November 9, 2023, the Company sold the remaining unpaid balance of $20 million owed under the secured Convertible Note for total consideration of $21.00 million plus $1.50 million in unpaid accrued interest, less a sales commission of $0.10 million paid to a third-party broker. As a result of enCore’s earlier pay-down and the $22.40 million received in connection with the sale of the Convertible Note, the Company received payment in full for the Alta Mesa Transaction, and no further consideration is owed in connection therewith.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2024
Cash equivalents(1)	$—	$17,758	$—	$17,758
Marketable debt securities	—	120,776	—	120,776
Marketable equity securities	25,791	88	—	25,879
	$25,791	$138,622	$—	$164,413

December 31, 2023
Cash equivalents(1)	$—	$40,512	$—	$40,512
Marketable debt securities	—	107,466	—	107,466
Marketable equity securities	25,554	24	—	25,578
	$25,554	$148,002	$—	$173,556
(1)     Cash and cash equivalents are comprised of U.S. Treasury Bills, Government Agency Bonds, U.S. Non-Redeemable Term Deposits and mutual funds purchased within three months of their maturity date.
Investments Accounted for at Fair Value
The fair value of investments accounted for at fair value was calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. During the six months ended June 30, 2023, the Company held ownership interests in Virginia Energy Resources, Inc. (“Virginia Energy”) and Consolidated Uranium Inc. (“CUR”). These investments provided the Company with the ability to have significant influence, but not control, over their operations. The Company elected the fair value option for each of these investments.
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
On December 5, 2023, IsoEnergy Ltd. (“IsoEnergy”) acquired all of the issued and outstanding common shares of CUR (the “CUR Shares”). Pursuant to the arrangement, CUR’s shareholders received 0.500 common shares of IsoEnergy for every CUR Share. When converted, the Company's CUR Shares result in an approximate ownership interest in IsoEnergy of 5.0%. On October 19, 2023, IsoEnergy completed its marketed private placement offering of 8,134,500 subscription receipts of IsoEnergy (the “Subscription Receipts”) at a price of Cdn$4.50 per Subscription Receipt; in order to retain its post-arrangement ownership interest in IsoEnergy, the Company purchased 406,650 Subscription Receipts for Cdn$1.83 million. Each outstanding Subscription Receipt was converted into one common share of IsoEnergy. Following completion of this arrangement, the Company owned 8,501,424 shares of IsoEnergy for an approximate ownership interest of 5.0% as of December 5, 2023.
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
For the three months ended June 30, 2023, the Company had an unrealized gain of $0.77 million. The Company had an unrealized loss of $2.19 million for the six months ended June 30, 2023. The unrealized gain (loss) related to these investments is included in Other income in the Condensed Consolidated Statement of Operations and Comprehensive Income.

15.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities. As of June 30, 2024 and December 31, 2023, the Company's receivables from its contracts with customers was $9.02 million and $0.41 million, respectively.
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

16.    RELATED PARTY TRANSACTIONS
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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to CUR, the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company earned $0.01 million and $0.18 million for the three months ended June 30, 2024 and 2023, respectively. The Company earned $0.04 million and $0.45 million during the six months ended June 30, 2024 and 2023, respectively under this agreement. As of June 30, 2024 and December 31, 2023, $0.01 million and $0.05 million was due from CUR, respectively. Additionally, the Company accrued $1.50 million and $1.53 million as of June 30, 2024 and December 31, 2023, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

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
Overview
The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, and citizens on decarbonization, electrification, and security of energy supply. In addition, Russia’s invasion of Ukraine, restrictions on Russian uranium products in the U.S. and the entry into the uranium market by financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, perhaps, induce utilities to enter into more long-term contracts with non-Russian producers, like Energy Fuels, to foster security of supply, avoid transportation and logistics issues, and ensure more certain pricing.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities. To deliver under these contracts, the Company commenced ore production at three of its permitted and developed conventional uranium mines, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah for uranium production. Once production is fully ramped up to commercial levels at Pinyon Plain, La Sal and Pandora, expected by late-2024, the Company expects to be producing uranium ore at a run-rate of approximately 1.1 to 1.4 million pounds per year. The Company will stockpile ore from production at these three conventional mines to process in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule. The Company will continue to produce uranium from its alternate feed recycling program, which is expected to total approximately 150,000 pounds of finished U3O8 in 2024. Total uranium production for 2024 is expected to be between 150,000 to 500,000 pounds of finished U3O8, depending on the timing of ramp up of production at the Company's Pinyon Plain, La Sal and Pandora mines and the Mill's schedule.
Additionally, the Company is preparing two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch) for expected production within one year from a “go” decision and is advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to potentially strong uranium market conditions. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2026. In 2024, the Company plans to advance permitting and development on the Roca Honda, Sheep Mountain and Bullfrog projects, which could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. The Company also expects to commence an ore buying program from third-party miners in 2024, which is expected to further increase the Company's uranium production profile. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of U.S. origin uranium on the spot market to supplement its uranium production if necessary to fulfill its contract requirements.
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

The Company continually seeks to maximize capacity utilization at the Mill and new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also expects to produce vanadium at a run-rate of 1.0 – 2.0 million pounds per year starting as early as 2025, assuming the La Sal mine ramps up to full production in 2024 as contemplated and the Whirlwind mine is brought into production in 2025, which could be held as in-process inventory or processed into finished V2O5 available for sale into improving markets.
The Company is seeking additional sources of natural monazite sands to supply feedstock to its emerging REE business at the Mill, including its recently formed joint venture with Astron Corporation Limited (“Astron”) to jointly develop the Donald HMS and rare earth project, located in Australia (the “Donald Project”), and the recently announced proposed acquisition of Base Resources Limited (ASX: BSE) (AIM: BSE) (“Base Resources”), which owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”) (in addition to the acquisition of the Bahia Project discussed in Note 6 – Property, Plant and Equipment and Mineral Properties). The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q2-2024 and is advancing engineering on its Phase 2 and 3 separation facilities at the Mill (see “Rare Earth Element Initiatives” below). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, supporting efforts to restore domestic nuclear fuel capabilities and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the three months ended June 30, 2024, the Mill focused on development of its Phase 1 REE separation circuit, which has now been successfully commissioned. This Phase 1 REE separation circuit is capable of producing separated NdPr and a “heavy” samarium plus (“Sm+”) RE Carbonate (see “Rare Earth Element Initiatives” below). In late 2023, the Company purchased an additional 480 tonnes of monazite from Chemours that it received in early 2024, which the Company is currently processing for the recovery of 25 – 35 tonnes of separated NdPr oxide and 10 – 20 tonnes of Sm+ RE Carbonate, along with uranium. As of June 30, 2024, the Mill had produced approximately 12 tonnes of separated NdPr. With the completion of this REE production in early Q3-2024, the Mill intends to turn to uranium production for the remainder of 2024. No vanadium production is currently planned during 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company is also actively pursuing opportunities to process additional sources of natural monazite sands, new and additional Alternate Feed Material sources, and new and additional low-grade mineralized materials from third parties in connection with various uranium clean-up programs.
Conventional Mine Activities
During the three months ended June 30, 2024, the Company continued ore production at the La Sal mine, Pinyon Plain Project and Pandora mine. As of April 1, 2024, the Company had achieved material production levels at the Pinyon Plain Project, having mined ore from the project during the three months ended June 30, 2024 containing 95,000 pounds of U3O8. Once production is fully ramped up to commercial levels at the three mines, which is currently planned for later in 2024, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from these three mines during 2024 will be stockpiled at the Mill for processing that is anticipated to start in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule.
The Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels, and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to commence uranium production within one (1) year from a “go” decision, which could increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting in 2026, as market conditions may warrant.
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
ISR Extraction and Recovery Activities
Although the Company does not expect to produce significant quantities of U3O8 in 2024 from Nichols Ranch, the Company plans to undertake exploration and development activities in 2024 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch the Company currently holds 34 fully permitted, undeveloped wellfields, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of June 30, 2024, the Company had approximately 285,000 pounds of finished uranium inventories located at conversion facilities in North America. Additionally, the Company has approximately 653,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill or nearby mine sites that can potentially be recovered relatively quickly in the future, as market conditions and contract requirements may warrant. During the six months ended June 30, 2024, the Company sold 200,000 pounds of uranium under one of its term contracts and 200,000 pounds on the spot market.

As of June 30, 2024, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
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
Uranium Sales
The Company has three long term contracts with major U.S. nuclear utilities and entered into spot sale agreements with three customers during the six months ended June 30, 2024. Under these contracts, the Company sold 400,000 pounds of U3O8 during the six months ended June 30, 2024 with a weighted-average sales price of $84.76 per pound.
The Company recently entered into a fourth long-term utility contract. The four long-term utility contracts require future deliveries of uranium between 2025 and 2030, with base quantities totaling 2.80 million pounds of uranium sales remaining over the period, and up to 4.25 million pounds of uranium, if all remaining options are exercised. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
The Company completed the following sales for the six months ended June 30, 2024:
•January 2024: sold 200,000 pounds of U3O8 for $15.03 million ($75.13 per pound) into its existing portfolio of long-term contracts.
•March 2024: sold 100,000 pounds of U3O8 on the spot market for $10.29 million ($102.88 per pound).
•June 2024: sold 100,000 pounds of U3O8 on the spot market for $8.59 million ($85.90 per pound).
The Company holds uncommitted inventory and, with the benefit of future production, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2024 and beyond.

Vanadium Sales
The Company did not sell any vanadium during the six months ended June 30, 2024. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
During the six months ended June 30, 2024, the Company did not have any rare earth sales. During the three months ended June 30, 2024, the Company completed the commissioning of the Mill’s newly installed Phase 1 separation circuit, from which it expects to produce roughly 25 – 35 tonnes of separated NdPr, plus approximately 10 – 20 tonnes of Sm+ RE Carbonate in 2024, all of which it intends to sell to Neo Performance Materials (“Neo”) under existing contractual arrangements. As of June 30, 2024, the Company had produced approximately 12 tonnes of finished separated NdPr in inventory.
While the Company continues to make progress on its mixed RE Carbonate and separated REE production and additional capital is spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when monazite throughput rates are increased and optimized. Throughout this process, the Company is gaining important knowledge, experience and technical information, all of which are valuable for current and future mixed RE Carbonate production and planned future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Rare Earth Element Initiatives
Planned Acquisition of Base Resources
On April 21, 2024, the Company announced that it had executed a definitive Scheme Implementation Deed (the “SID”) with Base Resources pursuant to which Energy Fuels has agreed to acquire 100% of the issued shares of Base Resources (the “Transaction”) in consideration for (i) 0.0260 Energy Fuels Common Shares (the “Share Consideration”) and (ii) AUS$0.065 in cash, payable by way of a special dividend by Base Resources to its shareholders (the “Cash Consideration,” and together with the Share Consideration, the “Scheme Consideration”) for each Base Resources ordinary share held, for a total value of approximately AUS$375 million. The Transaction will be effected by way of a scheme of arrangement under Australia’s Corporations Act (the “Scheme”) and is subject to a number of conditions precedent, including receipt of certain government approvals, approval of Base Resources’ shareholders and Australian court approvals. Base Resources owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”).
The Toliara Project is a world-class, advanced-stage, low-cost, and large-scale HMS project. In addition to its stand-alone, ilmenite, rutile (titanium) and zircon (zirconium) production capability, the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in electric vehicles (“EVs”) and a variety of clean energy, defense and advanced technologies, as well as a source of recoverable uranium, which would be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project is subject to negotiation of fiscal terms with the Madagascar government and the receipt of certain Madagascar government approvals and actions before a current suspension on activities at the Toliara Project will be lifted and development may occur. Base Resources also owns the Kwale HMS project in Kenya, which is nearing completion of its mine life and commencement of reclamation activities.

Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) creating a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Rare Earth and Mineral Sands Project in Australia (the “Donald Project”). The Donald Project is a well-known HMS and rare earth deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products along with the contained uranium. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $122 million at June 30, 2024 exchange rates) to earn up to a

49% interest in the Donald Project JV, of which approximately $10.6 million is expected to be invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares would be issued in 2024 upon the satisfaction of certain conditions precedent and the remainder would be issued upon a positive FID.
REE Separation Circuits at the Mill
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company has been producing a mixed RE Carbonate from monazite sands at the Mill since 2021. Energy Fuels has recently completed the modification and enhancement of its infrastructure at the Mill (“Phase 1”), which is now capable of producing commercial quantities of separated NdPr. The Company is also planning further enhancements to expand its NdPr production capability (“Phase 2”) and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams. The Company is focused on monazite at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs, along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. The uranium contained in the monazite, which is generally comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
In 2022, the Company began development of its Phase 1 REE separation facilities at the Mill, which were completed in late Q1-2024 and fully commissioned in Q2-2024. The Phase 1 REE separation facilities involve modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and have the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing roughly 850 to 1,000 tonnes of recoverable separated NdPr per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, Phase 1 capital including commissioning is expected to total between $16 million and $18 million (depending on the offset value of NdPr production during the commissioning process, which has yet to be sold), or approximately $7 million to $9 million less than our initial $25 million budget.
During Phase 2, Energy Fuels expects to expand its NdPr separation capabilities at the Mill, with an expected capacity to process approximately 30,000 to 60,000 tonnes of monazite per year, containing approximately 15,000 to 25,000 tonnes of TREO, containing approximately 3,000 to 6,000 tonnes of NdPr per year, or sufficient NdPr for 1.5 to 6.0 million EVs per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. The Company expects to complete Phase 2 in 2027, subject to licensing, financing, and receipt of sufficient monazite feed.
During Phase 3, Energy Fuels expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy, Tb, and potentially other separated REE’s and advanced materials. The Company will also evaluate the potential to produce lanthanum (“La”) and cerium (“Ce”) products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” Phase 3 is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. Prior to the construction of Phase 3, the “heavy” Sm+ RE carbonate produced during Phases 1 and 2 will either be sold on the market or stockpiled at the Mill as feed for separation into Dy and Tb and potentially other separated REE's and advanced materials at the Mill once the Phase 3 separation circuit is available. The Company expects to complete Phase 3 in 2028, subject to licensing, financing, and receipt of sufficient feed. Alternatively, the Company may delay Phase 2 and combine Phase 2 and Phase 3 separation capability.
In addition to the pending transaction with Base and the Donald Project JV with Astron described above, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known HMS deposit that has the potential to supply 3,000 – 10,000 tonnes of natural monazite per year to the Mill for decades for processing into high-purity REE oxides and other materials. 3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Bahia Project alone would be expected to supply enough NdPr oxide to power 150,000 to 1 million EVs per year. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile (titanium) and zircon (zirconium) minerals that are also in high demand.
The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company, its planned acquisition of Base Resources and the Toliara Project and its joint venture interest in the Donald Project.
Recovering Medical Isotopes for Advanced Cancer Therapies
Since July 2021, the Company has been evaluating the feasibility of recovering Th-232, and Ra-226 from its existing uranium process streams at the Mill and the feasibility of recovering Ra-228 from the Th-232, Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and/or Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the research and development of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market for use in treating cancer material that would otherwise be lost to disposal.
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of June 30, 2024, the Foundation has awarded 20 grants totaling $0.42 million, of which $0.25 million was committed to American Indian initiatives.
Market Update
Uranium
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices decreased by 2% during the three months ended June 30, 2024 from $87.00 per pound as of March 31, 2024 to $85.00 per pound as of June 30, 2024. Weekly uranium spot prices per TradeTech during the second quarter ranged from a high of $92.15 per pound during the week of May 3, 2024 to a low of $83.25 per pound during the week of June 21, 2024. TradeTech price data indicates that long-term U3O8 prices remained consistent at $80.00 as of March 31, 2024 and June 30, 2024. On July 31, 2024, TradeTech reported a spot price of $86.50 per pound and a long-term price of $80.00 per pound U3O8.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. On May 13, 2024, President Joe Biden signed the Prohibiting Russian Uranium Imports Act, which bans the import of Russian uranium products into the U.S. Under the ban, which commences 90 days after enactment and terminates in 2040, all imports of uranium products from Russia will be banned, subject to waivers in the event “no alternative viable source of low-enriched uranium is available to sustain the continued operation of a nuclear reactor or U.S. nuclear energy company.” However, the DOE is currently granting waivers to the ban.

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
Rare Earth Elements
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets within a plug-in hybrid EV (PHEV) and EV drive unit motor (neodymium (Nd), praseodymium (Pr), dysprosium (Dy), and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful synchronous motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite concentrates also contain higher concentrations of “heavy” REEs, including dysprosium (Dy) and terbium (Tb) used in permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr, Tb, Dy and, to a lesser extent, La, Ce and Sm. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case of Chemours’ Offerman Mineral Sand Plant as well as HMS from the Donald Project, Toliara Project and Bahia Project, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours, Donald, Toliara and Bahia material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, substantially all RE Carbonate produced by the Mill has been sold to Neo. The Company also recently commissioned its Phase 1 circuit capable of producing up to 850 to 1,000 tonnes of separated NdPr per year directly from leach solutions at the Mill (without the need to prepare an RE Carbonate) and is designing facilities capable of producing up to 4,000 to 6,000 tonnes of separated NdPr per year, along with separated Dy, Tb and other REEs. The Company is also evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce and La, as the price the Company receives from the sale of its RE Carbonate is tied to the prices of those REE oxides. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to date from Asian Metal:

	March 31, 2024		June 30, 2024		Percent	July 31, 2024
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	353	48.82	361	49.63	2%	365	50.25
Ce Oxide (99.9%)	7.55	1.05	7.25	1.00	(4)%	7.05	0.97
La Oxide (99.9%)	3.95	0.55	3.9	0.54	(1)%	3.85	0.53
Dy Oxide	1,810	251	1,810	249	—%	1,690	233
Tb Oxide	5,350	741	5,350	737	—%	5,000	689

The REE market is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. According to Wood Mackenzie, “The rare earths industry is poised for significant growth as global demand, particularly driven by renewable energy technologies like electric vehicles and wind turbines, continues to rise. Efforts to diversify supply chains are intensifying, with new mining projects being explored worldwide. Despite some short-term market pressures, long-term prospects remain strong, with prices for NdPr oxide expected to stabilize as market sentiment is expected to improve through 2024.”
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
The Company sees its commercial production of RE Carbonate to date and its recent commercial production of separated NdPr in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. Multiple potential domestic sources of mined mineral sands, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands, including from the Bahia, Donald and Toliara Projects.
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
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, demand for vanadium has been week due to “the downstream steel sector in the traditional off season, the operation rate of vanadium nitrogen producers in China was also lower”. The same report indicated that a “weak vanadium pentoxide market put downward pressure on the spot ferrovanadium market, with thin deals made and less active inquiries heard.” Chinese vanadium prices fall on weak downstream demand, June 27, 2024.
During the three months ended June 30, 2024, the mid-point price of vanadium in Europe decreased by 4% from $6.25 per pound V2O5 as of March 31, 2024 to $6.00 per pound V2O5 as of June 30, 2024. The price of vanadium has ranged from a high of $6.25 per pound V2O5 between April 1, 2024 and April 4, 2024 and a low of $5.84 per pound V2O5 between May 17, 2024 and May 30, 2024. As of July 31, 2024, the price of vanadium was $6.00 per pound V2O5.

Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent strengthening of uranium markets, which could result in the Company selling inventories and future production at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) U.S. government laws and programs, including the recent ban on Russian uranium imports and efforts to restore domestic nuclear fuel capabilities, which could result in improved uranium sales prices; (iii) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes the results of operations for the three months ended June 30, 2024 and 2023 (in thousands of U.S. dollars):

	Three Months Ended June 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues
Uranium concentrates	$8,590	$4,335	$4,255	98%
RE Carbonate	—	2,271	(2,271)	*
Alternate Feed Materials, processing and other	129	257	(128)	(50)%
Total revenues	8,719	6,863	1,856	27%
Costs applicable to revenues
Costs applicable to uranium concentrates	3,681	2,337	1,344	58%
Costs applicable to RE Carbonate	—	2,030	(2,030)	*
Total costs applicable to revenues	3,681	4,367	(686)	(16)%
Other operating costs and expenses
Exploration, development and processing	2,487	3,820	(1,333)	(35)%
Standby	1,663	1,607	56	3%
Accretion of asset retirement obligations	313	274	39	14%
Selling, general and administration (excluding share-based compensation)	5,671	5,904	(233)	(4)%
Share-based compensation	1,412	1,554	(142)	(9)%
Transactions and integration related costs	2,536	—	2,536	*
Total operating loss	(9,044)	(10,663)	1,619	(15)%
Other income
Gain on sale of assets	2	2,807	(2,805)	*
Other income	2,623	2,971	(348)	(12)%
Total other income	2,625	5,778	(3,153)	(55)%
Net loss	$(6,419)	$(4,885)	$(1,534)	31%

Basic net loss per common share	$(0.04)	$(0.03)	$(0.01)	33%
Diluted net income loss per common share	$(0.04)	$(0.03)	$(0.01)	33%
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	100,000	80,000	20,000	25%
RE Carbonate (kgs.)	—	127,185	(127,185)	*

Realized sales price
Uranium concentrates ($/lb.)	$85.90	$54.19	$31.71	59%
RE Carbonate ($/kg.)	$—	$17.86	$(17.86)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$36.81	$29.22	$7.59	26%
RE Carbonate ($/kg.)	$—	$15.96	$(15.96)	*
*Not meaningful.
Net loss increased by $1.53 million to $6.42 million or $0.04 per share for the three months ended June 30, 2024 from $4.89 million or $0.03 per share for the three months ended June 30, 2023 primarily due to transaction and integration related costs for the potential acquisition of Base Resources and formation of the Donald Project JV of $2.54 million, partially offset by increased revenues from the sale of uranium concentrates between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $4.25 million to $8.59 million for the three months ended June 30, 2024 from $4.34 million for the three months ended June 30, 2023 due to a higher realized sales prices and increased volumes sold. Higher realized sales prices (calculated as the change in the period-to-period average realized price times the current period sales volume sold) accounted for an approximate $3.17 million increase in uranium concentrates revenue between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $1.08 million increase in uranium concentrates revenue between periods.
RE Carbonate
Revenues from RE Carbonate were $2.27 million for the three months ended June 30, 2023 due to a completed sale of 127,185 kilograms of our RE Carbonate inventories at a realized sales price of $17.86 per kilogram of RE Carbonate. There were no revenues from RE Carbonate for the three months ended June 30, 2024.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $1.34 million to $3.68 million for the three months ended June 30, 2024 from $2.34 million for the three months ended June 30, 2023 due to higher weighted average costs per pound of U3O8 and higher volumes sold between periods. Higher weighted average costs per pound of U3O8 (calculated as the change in the period-to-period weighted average cost per pound times the current period sales volumes sold) accounted for an approximate $0.76 million increase in costs applicable to uranium concentrates between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average cost per pound) accounted for an approximate $0.58 million increase in costs applicable to uranium concentrates between periods.
Costs applicable to RE Carbonate
Costs applicable to RE Carbonate were $2.03 million for the three months ended June 30, 2023 due to a completed sale of 127,185 kilograms of our RE Carbonate inventories at a weighted average cost of $15.96 per kilogram of RE Carbonate. There were no costs applicable to RE Carbonate for the three months ended June 30, 2024.

Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased by $1.33 million to $2.49 million for the three months ended June 30, 2024 from $3.82 million for the three months ended June 30, 2023 primarily due to lower costs between periods due to the RE Carbonate production program at the Mill during the three months ended June 30, 2023, which included net realizable value adjustments to RE Carbonate inventory during that period.
While we expect the amounts relative to the items listed above to have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of June 30, 2024 , with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs related to the care and maintenance of the standby mines and are expensed as incurred.
Standby costs were relatively flat at $1.66 million and $1.61 million for the three months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) decreased by $0.23 million to $5.67 million for the three months ended June 30, 2024 from $5.90 million for the three months ended June 30, 2023 primarily due to lower general legal and professional advisory fees, partially offset by salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations between periods. Our headcount increased to 179 full-time employees as of June 30, 2024 from 130 full-time employees as of June 30, 2023.
Share-based compensation
Share-based compensation decreased by $0.14 million to $1.41 million for the three months ended June 30, 2024 from $1.55 million for the three months ended June 30, 2023 primarily due to increased forfeitures between periods, partially offset by the annual 2024 grant of awards coupled with a higher grant date fair value and additional headcount.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the potential acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $2.54 million for the three months ended June 30, 2024. There were no transactions and integration related costs incurred during the three months ended June 30, 2023. See Note 3 – Transactions for more information.
Other Income
Gain on sale of assets
For the three months ended June 30, 2023, we recognized a gain on sale of assets of $2.75 million related to the sale of our Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”) utilized at Alta Mesa to enCore. See Note 6 – Property, Plant and Equipment and Mineral Properties for more information.
Other income
Other income decreased by $0.35 million to $2.62 million, net for the three months ended June 30, 2024 from $2.97 million, net for the three months ended June 30, 2023 primarily driven by lower market-to-market gains on investments and interest income, net between periods, partially offset by increased market-to-market gains on marketable securities. See Note 12 - Supplemental Financial Information for more information.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes the results of operations for the six months ended June 30, 2024 and 2023 (in thousands of U.S. dollars):

	Six Months Ended June 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues
Uranium concentrates	$33,904	$22,805	$11,099	49%
Vanadium concentrates	—	871	(871)	*
RE Carbonate	—	2,271	(2,271)	*
Alternate Feed Materials, processing and other	241	529	(288)	(54)%
Total revenues	34,145	26,476	7,669	29%
Costs applicable to revenues
Costs applicable to uranium concentrates	14,733	10,052	4,681	47%
Costs applicable to vanadium concentrates	—	551	(551)	*
Costs applicable to RE Carbonate	—	2,030	(2,030)	*
Total costs applicable to revenues	14,733	12,633	2,100	17%
Other operating costs and expenses
Exploration, development and processing	5,292	6,916	(1,624)	(23)%
Standby	2,996	3,894	(898)	(23)%
Accretion of asset retirement obligations	589	620	(31)	(5)%
Selling, general and administration (excluding share-based compensation)	11,516	10,741	775	7%
Share-based compensation	2,757	2,740	17	1%
Transactions and integration related costs	3,285	—	3,285	*
Total operating loss	(7,023)	(11,068)	4,045	(37)%
Other income
Gain on sale of assets	2	119,257	(119,255)	*
Other income	4,240	1,190	3,050	*
Total other income	4,242	120,447	(116,205)	*
Net income (loss)	$(2,781)	$109,379	$(112,160)	*

Basic net income (loss) per common share	$(0.02)	$0.69	$(0.71)	*
Diluted net income (loss) per common share	$(0.02)	$0.69	$(0.71)	*
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	400,000	380,000	20,000	5%
Vanadium concentrates (lbs.)	—	79,344	(79,344)	*
RE Carbonate (kgs.)	—	127,185	(127,185)	*

Realized sales price
Uranium concentrates ($/lb.)	$84.76	$60.01	$24.75	41%
Vanadium concentrates ($/lb.)	$—	$10.98	$(10.98)	*
RE Carbonate ($/kg.)	$—	$17.86	$(17.86)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$36.83	$26.45	$10.38	39%
Vanadium concentrates ($/lb.)	$—	$6.94	$(6.94)	*
RE Carbonate ($/kg.)	$—	$15.96	$(15.96)	*
*Not meaningful.
For the six months ended June 30, 2024, we had a net loss of $2.78 million or $0.02 per share compared to net income of $109.38 million or $0.69 per share for the six months ended June 30, 2023. The change between periods was primarily due to a gain of $119.26 million related to the sale of our Alta Mesa ISR Project in February 2023 and transactions and integration related costs for direct legal, advisory and accounting fees for the potential acquisition of Base Resources and formation of the Donald Project JV of $3.29 million incurred during 2024, partially offset by an increase in revenue from sales of uranium concentrates driven by higher realized sales prices between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $11.09 million to $33.90 million for the six months ended June 30, 2024 from $22.81 million for the six months ended June 30, 2023 primarily due to higher realized sales prices and volumes sold between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period sales volumes sold) accounted for an approximate $9.89 million increase in uranium concentrates revenue between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $1.20 million increase in uranium concentrates revenue between periods.
Vanadium concentrates
Revenues from vanadium concentrates were $0.87 million for the six months ended June 30, 2023 due to the completed sale of 79,344 pounds of our vanadium inventories at a realized sales price of $10.98 per pound V2O5. There were no sales of vanadium concentrates for the six months ended June 30, 2024.
RE Carbonate
Revenues from RE Carbonate were $2.27 million for the six months ended June 30, 2023 due to the completed sale of 127,185 kilograms of our RE Carbonate inventories at a realized sales price of $17.86 per kilogram of RE Carbonate. There were no sales of RE Carbonate for the six months ended June 30, 2024.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $0.29 million to $0.24 million for the six months ended June 30, 2024 from $0.53 million for the six months ended June 30, 2023 primarily due to fewer services provided to IsoEnergy Ltd., as successor in interest to CUR, under our mine operating agreement with CUR.

Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $4.68 million to $14.73 million for the six months ended June 30, 2024 from $10.05 million for the six months ended June 30, 2023 due to higher weighted average costs per pound of U3O8 and higher volumes sold between periods. Higher weighted average costs per pound of U3O8 (calculated as the change in the period-to-period weighted average cost per pound times the current period sales volumes sold) accounted for an approximate $4.15 million increase in costs applicable to uranium concentrates between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average cost per pound) accounted for an approximate $0.53 million increase in costs applicable to uranium concentrates between periods.

Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $0.55 million for the six months ended June 30, 2023 due to the completed sale of 79,344 pounds of our vanadium inventories at a weighted average cost of $6.94 per pound. There were no costs applicable to vanadium concentrates for the six months ended June 30, 2024.
RE Carbonate
Costs applicable to RE Carbonate were $2.03 million for the six months ended June 30, 2023 due to the completed sale of 127,185 kilograms of our RE Carbonate inventories at a weighted average cost of $15.96 per kilogram. There were no costs applicable to RE Carbonate for the six months ended June 30, 2024.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased by $1.63 million to $5.29 million for the six months ended June 30, 2024 from $6.92 million for the six months ended June 30, 2023 primarily due to lower costs between periods due to the RE Carbonate production program at the Mill during the six months ended June 30, 2023, which included net realizable value adjustments to RE Carbonate inventory during that period.
While we expect the amounts relative to the items listed above to have added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of June 30, 2024, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs decreased by $0.89 million to $3.00 million for the six months ended June 30, 2024 from $3.89 million for the six months ended June 30, 2023 primarily due to the Alta Mesa divestiture on February 14, 2023 and the conversion of La Sal Complex into development status from standby status during the fourth quarter of 2023 and then to production status the first quarter of 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $0.78 million to $11.52 million for the six months ended June 30, 2024 from $10.74 million for the six months ended June 30, 2023 primarily due to higher general legal and advisory fees as well as higher salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations between periods. Our headcount increased to 179 full-time employees as of June 30, 2024 from 130 full-time employees as of June 30, 2023.
Share-based compensation
Share-based compensation was relatively flat at $2.76 million and $2.74 million for the six months ended June 30, 2024 and 2023, respectively.

Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the potential acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $3.29 million for the six months ended June 30, 2024. There were no transactions and integration related costs incurred during the six months ended June 30, 2023. See Note 3 – Transactions for more information.
Other Income
Gain on sale of assets
For the six months ended June 30, 2023, we recognized a gain on sale of assets of $119.26 million related to the sale of our Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and the $60 million Convertible Note as well as a $2.81 million gain related to the sale of our PFN Assets utilized at Alta Mesa. See Note 6 – Property, Plant and Equipment and Mineral Properties for more information.
Other income
Other income increased by $3.05 million to $4.24 million, net for the six months ended June 30, 2024 from $1.19 million, net for the six months ended June 30, 2023 primarily due to a gain on market-to-market investment during the current period compared to a loss on the prior period, unrealized loss on convertible notes during the prior period that was not outstanding during the current period, partially offset by a loss on foreign exchange rates in the current period compared to a gain in the prior period. See Note 12 – Supplemental Financial Information for more information.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, REE separation capacity expansion, Pinyon Plain operational production, TAT radioisotope initiative and potential earn-in to the Donald Project JV, as well as potential business and property acquisitions, such as the planned acquisition of Base Resources and the Toliara and Kwale projects.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed a Prospectus Supplement with the SEC to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the six months ended June 30, 2024, the Company issued 619,910 Common Shares for net proceeds of $4.78 million under the ATM. See Note 8 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of June 30, 2024, the Company had working capital of $200.94 million, including $24.59 million in cash and cash equivalents, $146.66 million of marketable securities, approximately 285,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.

Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(834)	$(4,069)
Net cash used in investing activities	(34,955)	(25,407)
Net cash provided by (used in) financing activities	3,555	(1,382)
Effect of exchange rate fluctuations on cash held in foreign currencies	(272)	50
Plus: release of restricted cash related to sale of assets	—	3,590
Net change in cash, cash equivalents and restricted cash	(32,506)	(27,218)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
Cash, cash equivalents and restricted cash, end of period	$42,518	$53,051
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net cash used in operating activities
Net cash used in operating activities decreased by $3.24 million to $0.83 million for the six months ended June 30, 2024 from $4.07 million for the six months ended June 30, 2023. The change between periods was primarily due to higher revenues from the sales of uranium concentrates between periods due to a higher realized sales price, partially offset by higher costs applicable to uranium concentrates due to higher costs per pound of U3O8 between periods and transactions and integration costs for legal, advisory and accounting fees directly related to the potential acquisition of Base Resources and the formation of the Donald Project JV.
Net cash used in investing activities
Net cash used in investing activities increased by $9.55 million to $34.96 million for the six months ended June 30, 2024 from $25.41 million for the six months ended June 30, 2023. The increase is primarily due to increased purchases of marketable securities of $77.24 million, increased additions to property, plant and equipment and mineral properties of $12.52 million (see Note 6 – Property, Plant and Equipment and Mineral Properties for more information) which were partially offset by a decrease in the maturities of marketable securities of $116.85 million. Further, during the six months ended June 30, 2023, the Company received proceeds of $56.86 million from the sale of the Alta Mesa ISR Project and paid $22.37 million to acquire the Bahia Project.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $3.56 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $1.38 million for the six months ended June 30, 2023. The change between periods was primarily due to proceeds of $4.79 million for the issuance of Common Shares for cash, net under the ATM and lower taxes paid upon the settlement of equity awards during the six months ended June 30, 2024, partially offset by lower cash paid for the exercise of stock options of $0.23 million during the six months ended June 30, 2023.
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

Off Balance Sheet Arrangements
See Note 13 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, HMC and REEs. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to change in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of June 30, 2024 (in thousands):

Cash and cash equivalents	$1,432
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2024 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S.dollar / Cdn$ or R$	$73

Weakening net earnings	-1% change in U.S.dollar / Cdn$ or R$	$(73)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of June 30, 2024, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2023, or in this Form 10-Q for the three and six months ended June 30, 2024.

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

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC, dated April 10, 2024, as amended on May 28, 2024 (5)
4.3	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (7)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (8)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (9)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)
10.6	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)
10.7	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (13)
10.8
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (14)

23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 24, 2024.
(7)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on March 25, 2024.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(9)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)	Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.
(14)	Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: August 2, 2024	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: August 2, 2024	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Accounting Officer and Interim Chief Financial Officer