Form 10-Q
period 2024-09-30
ENERGY FUELS INC
filed 2024-10-31
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 28, 2024, the registrant had 196,602,660 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business in response to improved uranium prices and the expansion of our rare earth elements (“REE”) initiatives, including work on our South Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”), our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, and our plans related to our recently acquired HMS properties, including the Kwale HMS project in Kenya (the “Kwale Project”) and the Toliara HMS and REE project in Madagascar (the “Toliara Project”) through the Company’s acquisition of Base Resources Limited (“Base” or “Base Resources”), which closed on October 2, 2024 (see Part I, Item 1, Note 17 – Subsequent Events), and the potential earn-in of up to a 49% joint venture interest in the Donald HMS and REE project in Australia (the “Donald Project”) pursuant to definitive agreements entered into between the parties, as previously announced on June 3, 2024, with the Company’s current earn-in interest at 3.21%; plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS properties; historic estimates of resources and reserves; production estimates; maintenance and renewal of permits; expectations that the Company will be successful in agreeing to acceptable fiscal terms with the Government of Madagascar or in achieving and maintaining sufficient fiscal and legal stability or that the current suspension relating to the Toliara Project will be lifted in the near future or at all; and expectations for the outcome of pending litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and HMS mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Bahia Project in Brazil; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks, risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with the failure of the Government of Madagascar to agree on fiscal terms or provide the approvals necessary to achieve sufficient fiscal and legal stability on acceptable terms and conditions or at all or the failure of the current suspension affecting the Toliara Project to be lifted on a timely basis or at all; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

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
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value of or risks associated with completed acquisitions, including our acquisition of mineral concessions at the Bahia Project, our acquisition of Base and its Toliara and Kwale Projects, our acquisition of a joint venture interest in the Donald Project, and any future acquisitions;
•risks associated with the Toliara Project, including: risks associated with negotiating suitable fiscal terms for the Toliara Project with the Madagascar government on a timely basis or at all; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the Madagascar government lifting the current suspension on the Toliara Project on a timely basis or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Madagascar government over time; country risks, including the risk of government instability and expropriation risks; risks of challenges by special interest groups and other parties; and risks associated with reclamation of the Kwale Project;

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
•risks associated with fluctuations in price levels for HMS concentrate (“HMC”) and its components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project, Kwale Project, Toliara Project, the Donald Project and any other HMS project the Company may acquire or participate in, which could impact monazite supply for our RE Carbonate, separated REE oxide and any other REE value-added product production;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not fully acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Toliara Project and Donald Project will not reach a positive final investment decision and will not proceed as planned and be successful.
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
For purposes of S-K 1300 and NI 43-101, as of September 30, 2024, the Company is classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosures reported in this Quarterly Report have been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Uranium concentrates	$4,000	$10,473	$37,904	$33,278
Vanadium concentrates	—	—	—	871
RE Carbonate	—	288	—	2,559
Alternate Feed Materials, processing and other	47	226	288	755
Total revenues	4,047	10,987	38,192	37,463
Costs applicable to revenues
Costs applicable to uranium concentrates	1,847	5,266	16,580	15,318
Costs applicable to vanadium concentrates	—	—	—	551
Costs applicable to RE Carbonate	—	282	—	2,312
Total costs applicable to revenues	1,847	5,548	16,580	18,181
Other operating costs and expenses
Exploration, development and processing	3,619	2,516	8,911	9,432
Standby	1,645	2,281	4,641	6,175
Accretion of asset retirement obligations	327	282	916	902
Selling, general and administration	7,060	7,304	21,333	20,784
Transactions and integration related costs	1,462	—	4,747	—
Total operating loss	(11,913)	(6,944)	(18,936)	(18,011)
Other income (loss)
Gain on sale of assets (Note 6)	8	—	10	119,257
Other income (loss) (Note 13)	(174)	17,413	4,066	18,603
Total other income (loss)	(166)	17,413	4,076	137,860
Net income (loss) and comprehensive income (loss)	(12,079)	10,469	(14,860)	119,849

Basic net income (loss) per common share (Note 10)	$(0.07)	$0.07	$(0.09)	$0.76
Diluted net income (loss) per common share (Note 10)	$(0.07)	$0.07	$(0.09)	$0.75

Net income (loss) and comprehensive income (loss) attributable to:
Owners of the Company	$(12,060)	$10,563	$(14,839)	$119,968
Non-controlling interests	(19)	(94)	(21)	(119)
Net income (loss) and comprehensive income (loss)	$(12,079)	$10,469	$(14,860)	$119,849

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$47,455	$57,445
Marketable securities (Notes 4 and 15)	101,154	133,044
Trade and other receivables, net of allowance for credit losses of $223 and $223, as of September 30, 2024 and December 31, 2023, respectively	4,914	816
Inventories (Note 5)	35,910	38,868
Prepaid expenses and other current assets	4,490	2,522
Total current assets	193,923	232,695
Mineral properties, net (Note 6)	124,856	119,581
Property, plant and equipment, net (Note 6)	43,548	26,123
Inventories (Note 5)	—	1,852
Operating lease right of use asset	1,079	1,219
Investments (Note 7)	12,130	1,356
Intellectual property (Note 3)	4,821	—
Other long-term receivables	763	1,534
Restricted cash (Note 8)	19,284	17,579
Total assets	$400,404	$401,939

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 13)	$8,213	$10,161
Contingent consideration (Note 3)	1,727	—
Deferred revenue	600	—
Operating lease liability	228	199
Total current liabilities	10,768	10,360
Operating lease liability	946	1,120
Asset retirement obligations (Note 8)	12,003	10,922
Deferred revenue	—	332
Total liabilities	23,717	22,734
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 164,678,756 and 162,659,155 as of September 30, 2024 and December 31, 2023, respectively	745,792	733,450
Accumulated deficit	(371,097)	(356,258)
Accumulated other comprehensive loss	(1,946)	(1,946)
Total shareholders' equity	372,749	375,246
Non-controlling interests	3,938	3,959
Total equity	376,687	379,205
Total liabilities and equity	$400,404	$401,939

Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690
Net loss	—	—	(6,418)	—	(6,418)	(1)	(6,419)
Share-based compensation	—	1,412	—	—	1,412	—	1,412
Shares issued for exercise of stock options	9,214	53	—	—	53	—	53
Balance as of June 30, 2024	163,661,111	$739,762	$(359,037)	$(1,946)	$378,779	$3,957	$382,736
Net loss	—	—	(12,060)	—	(12,060)	(19)	(12,079)
Share-based compensation	—	1,027	—	—	1,027	—	1,027
Shares issued for exercise of stock options	9,474	3	—	—	3	—	3
Shares issued for acquisition of intangible assets	321,197	1,500	—	—	1,500	—	1,500
Shares issued for joint venture interests	686,974	3,500	—	—	3,500	—	3,500
Balance as of September 30, 2024	164,678,756	$745,792	$(371,097)	$(1,946)	$372,749	$3,938	$376,687

	Common Stock		Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	157,682,531	$698,493	$(456,120)	$(1,946)	$240,427	$3,982	$244,409
Net income (loss)	—	—	114,265	—	114,265	(1)	114,264
Share-based compensation	—	1,186	—	—	1,186	—	1,186
Shares issued for exercise of stock options	34,219	72	—	—	72	—	72
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Balance as of March 31, 2023	158,029,412	$698,833	$(341,855)	$(1,946)	$355,032	$3,981	$359,013
Net loss	—	—	(4,861)	—	(4,861)	(24)	(4,885)
Share-based compensation	—	1,554	—	—	1,554	—	1,554
Shares issued for exercise of stock options	45,126	312	—	—	312	—	312
Shares issued for exercise of stock appreciation rights	164,258	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(848)	—	—	(848)	—	(848)
Balance as of June 30, 2023	158,238,796	$699,851	$(346,716)	$(1,946)	$351,189	$3,957	$355,146
Net income (loss)	—	—	10,563	—	10,563	(94)	10,469
Share-based compensation	—	1,293	—	—	1,293	—	1,293
Shares issued for exercise of stock options	100,522	247	—	—	247	—	247
Shares issued for consulting services	70,336	126	—	—	126	—	126
Shares issued for exercise of stock appreciation rights	5,544	—	—	—	—	—	—
Shares issued for cash by at-the-market offering	2,048,172	16,416	—	—	16,416	—	16,416
Share issuance cost	—	(369)	—	—	(369)	—	(369)
Balance as of September 30, 2023	160,463,370	$717,564	$(336,153)	$(1,946)	$379,465	$3,863	$383,328

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(14,860)	$119,849
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	1,999	2,024
Share-based compensation	3,784	4,033
Accretion of asset retirement obligations	916	902
Unrealized foreign exchange (gain) loss	331	(85)
Unrealized gain on investments	—	(6,701)
Unrealized gain on convertible note	—	(6,972)
Realized gain on marketable securities	(1,704)	—
Gain on sale of assets	(10)	(119,257)
Other, net	(30)	(682)
Changes in current assets and liabilities:
Marketable securities	1,346	(875)
Inventories	6,782	10,807
Trade and other receivables	(3,384)	(10,570)
Prepaid expenses and other current assets	(1,948)	(1,526)
Accounts payable and accrued liabilities	(1,210)	(1,929)
Net cash used in operating activities	(7,988)	(10,982)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,684)	(8,908)
Additions to mineral properties	(6,220)	(26,892)
Purchase of intangible assets	(1,639)	—
Purchases of marketable securities	(184,284)	(98,896)
Maturities of marketable securities	216,533	41,931
Purchase of investments	(7,306)	—
Proceeds from sale of assets	10	56,873
Proceeds from convertible note redemption	—	20,000
Net cash used in investing activities	(3,590)	(15,892)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	4,788	16,047
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(837)	(918)
Cash received from exercise of stock options	159	757
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(552)	(848)
Net cash provided by financing activities	3,558	15,038
Effect of exchange rate fluctuations on cash held in foreign currencies	(265)	33
Plus: release of restricted cash related to sale of assets	—	3,590
Net change in cash, cash equivalents and restricted cash	(8,285)	(8,213)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$66,739	$72,056

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$141	$13
Increase (decrease) in accounts payable and accrued liabilities for property, plant and equipment and mineral properties	$(464)	$697

Non-cash investing and financing transactions:
Shares issued for joint venture interests	$3,500	$—
Shares issued for acquisition of intangible assets	$1,500	$—
Contingent consideration for acquisition of intangible assets	$1,690	$—
Acquisition of convertible note	$—	$59,259

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
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the United States (the “U.S.”). As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), also known as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”), from certain of its Colorado Plateau properties and at times from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill has produced rare earth elements (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties since 2021 and completed modifications and enhancements to its existing infrastructure for the production of separated REE products, producing separated neodymium/praseodymium (“NdPr”) in 2024.
The Company owns the Bahia Project in Brazil, which is an exploration/permitting stage property for the potential production of heavy mineral sands (“HMS”) that would be sold into the commercial HMS market while the associated monazite would be used as a feedstock ore for production of REEs and uranium at the Mill. On October 2, 2024, the Company acquired Base Resources Limited (“Base” or “Base Resources”) increasing its portfolio of other HMS/monazite/REE projects around the world (see Note 18 – Subsequent Events). Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) therapeutics for the treatment of cancer with RadTran LLC (“RadTran”) (See Note 3 – Transactions).
With its uranium, vanadium, REE, HMS and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.

Energy Fuels produces both uranium and REEs. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Concurrently, the Company’s recycling program (which includes processing Alternate Feed Materials, recycling tailings solutions and performing other activities for the recovery of uranium, vanadium and potentially other metals and radionuclides) works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. Through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.

As of September 30, 2024, the Company is a “production stage issuer” as defined by S-K 1300, as it is engaged in the material extraction of mineral reserves on at least one material property.
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
As of September 30, 2024, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Nichols Ranch and Bahia Projects. Other conventional mining projects in the vicinity of the Mill, as well as the Sheep Mountain Project, are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting therapeutics initiatives. On October 2, 2024, the Company acquired the Kwale HMS Project in Kenya and the Toliara HMS Project in Madagascar as part of its acquisition of Base Resources on October 2, 2024. See Note 18 – Subsequent Events.
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
3.    TRANSACTIONS
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Rare Earth and Mineral Sands Project in Australia (the “Donald Project”). The Donald Project is a well-known HMS and rare earth deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products along with the contained uranium. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $127 million at September 30, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $10.6 million is expected to be invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares were issued September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder would be issued upon a positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for funds invested in the Donald Project to that date. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 96.79% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its unaudited Condensed Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company's unaudited Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $9.31 million as of September 30, 2024. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
Acquisition of RadTran
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of radium-226 (“Ra-226”) and radium-228 (“Ra-228”) from uranium and thorium process streams. This acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TATs for cancer treatment.
Since July 2021, Energy Fuels and RadTran have been working under a Strategic Alliance Agreement to evaluate the feasibility of recovering Ra-226 and Ra-228 from existing uranium process streams at the Mill. Recovered Ra-226 and Ra-228 would be made available to the pharmaceutical industry and others to enable the production of actinium-225 (“Ac-225”), lead-212 (“Pb-212”) and potentially other leading medically attractive TAT isotopes. These isotopes are critical components in the development of targeted alpha therapies, which offer promising new treatments for various cancers. The global shortage of Ra-226 and Ra-228 currently presents itself as a significant barrier to the advancement and commercialization of these therapies. Energy Fuels received regulatory approval and licensing in 2023 for the concentration of research and development (“R&D”) quantities of Ra-226 at the Mill and is currently completing engineering on its R&D pilot facility for Ra-226 production.
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of (all dollar amounts in US$): (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of September 30, 2024, the Company believes it is probable it will achieve the milestone related to achieving initial production.

In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the Company has accounted for the acquisition of RadTran as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The purchase consideration includes cash paid at closing, common shares issued at closing, the fair value contingent consideration related to achieving initial production (see Note 15 – Fair Value), plus transaction costs, which was allocated to the acquired intellectual property. The contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to the Intellectual property and Contingent consideration on the unaudited condensed combined Balance Sheet with a cumulative amortization adjustment. The total purchase consideration as of August 16, 2024 was $4.83 million calculated as follows:

Cash	$1,500
Issuance of Common Shares	1,500
Fair value of contingent consideration	1,690
Direct transaction costs	139
Total purchase consideration	$4,829
Intellectual property is amortized on a straight-line basis over a weighted average life of 13.5 years.
The following is a summary of intellectual property, net:

Intellectual property, as of August 16, 2024	$4,829
Increase in fair value of contingent consideration	37
Amortization	(45)
Intellectual property, as of September 30, 2024	$4,821
4.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of September 30, 2024 and December 31, 2023 are due in one to two years. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2024
Marketable debt securities(1)	$76,247	$—	$1,086	$77,333
Marketable equity securities	28,159	(4,338)	—	23,821
Total marketable securities	$104,406	$(4,338)	$1,086	$101,154

December 31, 2023
Marketable debt securities(1)	$106,791	$—	$675	$107,466
Marketable equity securities	28,159	(2,581)	—	25,578
Total marketable securities	$134,950	$(2,581)	$675	$133,044
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    INVENTORIES
Inventories consisted of the following items:

	September 30, 2024	December 31, 2023
Concentrates and work-in-progress	$15,095	$35,807
Inventory of ore in stockpiles	15,895	3,072
Raw materials and consumables	4,920	1,841
Total inventories	$35,910	$40,720

6.    PROPERTY, PLANT AND EQUIPMENT AND MINERAL PROPERTIES
Property, Plant and Equipment
The following is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	September 30, 2024	December 31, 2023
Land	N/A	$642	$642
Plant facilities	12 - 15 years	50,451	29,750
Mining equipment	5 - 10 years	21,471	13,019
Light trucks and utility vehicles	5 years	3,905	3,256
Office furniture and equipment	4 - 7 years	1,909	1,754
Construction-in-progress(1)	N/A	4,203	13,627
Total property, plant and equipment		$82,581	$62,048
Less: accumulated depreciation		(39,033)	(35,925)
Property, plant and equipment, net		$43,548	$26,123
(1)    Costs incurred for commissioning activities for the Company’s Phase 1 REE separation circuit at the Mill are capitalized. The Company will offset these costs upon sale of separated neodymium-praseodymium (“NdPr”) that is produced during commissioning of the Phase 1 REE separation circuit.

The Company recognized depreciation expense of $0.66 million and $0.69 million for the three months ended September 30, 2024 and 2023, respectively, and $1.95 million and $2.02 million for the nine months ended September 30, 2024, and 2023, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three months ended September 30, 2024 and 2023, the Company capitalized $0.46 million and $0.09 million of depreciation expense to inventory related to the Mill and production activities on the Condensed Consolidated Balance Sheets, respectively. For the nine months ended September 30, 2024 and 2023, the Company capitalized $0.94 million and $0.24 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2023, the Company capitalized $0.06 million of depreciation expense to mineral properties on the Condensed Consolidated Balance Sheet. No depreciation expense was capitalized to mineral properties for the three months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, the Company capitalized $0.23 million and $0.13 million, respectively, of depreciation expense to mineral properties on the Condensed Consolidated Balance Sheet.

Mineral Properties
The following is a summary of mineral properties:

	September 30, 2024	December 31, 2023
Sheep Mountain	$34,183	$34,183
Bahia Project	32,613	29,130
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	6,512
Other	1,687	1,687
Total mineral properties	$125,890	$119,581
Less: accumulated depletion	$(1,034)	$—
Mineral properties, net	$124,856	$119,581
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
a.$60 million in cash, which included $6 million prior to closing and $54 million at closing; and
b.a $60 million secured convertible note (“Convertible Note”), payable in two years from the closing, bearing annual interest of eight percent (8%). The Convertible Note is convertible at Energy Fuels’ election into fully paid and non-assessable enCore common shares at a conversion price of $2.9103 per share, being a 20% premium to the 10-day volume-weighted average price of enCore shares ending the day before the Closing (the “Conversion Option”). enCore is currently traded on the TSX-V and NYSE American. The Convertible Note is guaranteed by enCore and fully secured by Alta Mesa. Unless a block trade or similar distribution is executed by Energy Fuels to sell the enCore common shares received on conversion of the Convertible Note, Energy Fuels will be limited to selling a maximum of $10 million of enCore common shares per thirty (30)-day period.
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which was calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 15 – Fair Value Accounting for more information on the fair value and current status of the Convertible Note.
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
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of September 30, 2024, the Company has not purchased, leased and/or licensed a PFN tool.

7.    INVESTMENTS
The Company’s investments include its equity method investment in the Donald Project JV and investments without readily determinable fair values. The following table is a reconciliation of the Company's investments:

	September 30, 2024	December 31, 2023
Equity method investment	$9,306	$—
Investments without readily determinable fair values	2,824	1,356
Total investments	$12,130	$1,356
8.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

Asset retirement obligations, December 31, 2023	$10,922
Revision of estimate	165
Accretion of liabilities	916
Asset retirement obligations, September 30, 2024	$12,003
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities.

The upward revision of the estimate of $0.17 million for the nine months ended September 30, 2024 includes net changes in estimated costs of future reclamation activities. These revisions were recognized in Property, plant and equipment, net on the Consolidated Balance Sheet and will be depreciated over the useful life of the related asset.
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
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2023	$17,579
Additional collateral posted	1,705
Restricted cash, September 30, 2024	$19,284

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
Issued Capital Stock
During the nine months ended September 30, 2024, the Company issued 0.62 million Common Shares under its at-the-market (the “ATM”) public offering program for net proceeds of $4.78 million after share issuance costs. No Common Shares were issued pursuant to the ATM during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company issued 2.05 million Common Shares for net proceeds of $16.05 million pursuant to the ATM.

10.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to owners of the Company	$(12,060)	$10,563	$(14,839)	$119,968

Basic weighted average common shares outstanding	163,882,537	158,616,883	163,650,699	158,235,301
Dilutive impact of stock options and restricted stock units	—	1,167,832	—	1,217,624
Diluted weighted average common shares outstanding	163,882,537	159,784,715	163,650,699	159,452,925

Basic net income (loss) per common share	$(0.07)	$0.07	$(0.09)	$0.76
Diluted net income (loss) per common share	$(0.07)	$0.07	$(0.09)	$0.75
For the three months ended September 30, 2024 and 2023, a weighted average of 1.71 million and 0.78 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023 a weighted average of 1.61 million and 0.01 million respectively, stock options and RSUs have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 2.17 million, respectively, for the three months ended September 30, 2024 and 2023, as well as 1.02 million and 2.24 million, respectively, for the nine months ended September 30, 2024 and 2023 as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period.

11.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as most recently amended and approved by the Company’s Board of Directors on May 24, 2024 and ratified by the Company’s shareholders at its Annual General and Special Meeting of Shareholders held on June 11, 2024) (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 10,000,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 7,500,000 (the “Full Value Share Authorization”). As of September 30, 2024, the total Common Shares authorized for future equity incentive plan awards was 7,230,770 Common Shares under the Total Share Authorization and 6,825,193 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs(1)	$636	$523	$2,218	$2,329
SARs	4	653	268	1,393
Stock options	387	117	1,298	311
Total share-based compensation expense(2)	$1,027	$1,293	$3,784	$4,033
(1)The fair value of the RSUs granted under the Compensation Plan for the three and nine months ended September 30, 2024 and 2023 was estimated at the date of grant using the stated market price on the NYSE American.
(2)Share-based compensation is included in Selling, general and administration in the Condensed Consolidated Statements of Operations and Comprehensive Income.
As of September 30, 2024, there were $1.57 million, $0.03 million and $0.94 million of unrecognized compensation costs related to the unvested RSUs, SARs, and stock options, respectively. This expense is expected to be recognized over a weighted average period of 2.08 years, 0.28 years and 1.35 years, respectively.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	641,839	$6.57
Granted	406,035	7.25
Vested	(373,067)	6.20
Forfeited	—	—
Unvested, September 30, 2024	674,807	$7.19

The total fair value of RSUs that vested and were settled for equity was $2.72 million for the nine months ended September 30, 2024.
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
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	1,839,528	$5.01
Granted	—	—
Exercised	(250,036)	2.92
Forfeited	(3,152)	7.36
Expired	(569,595)	2.94
Outstanding, September 30, 2024	1,016,745	$6.67	2.55	$—
Exercisable, September 30, 2024	—	$—	—	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	1,589,492	$2.89
Granted	—	—
Vested	—	—
Expired	(569,595)	1.22
Forfeited	(3,152)	3.45
Unvested, September 30, 2024	1,016,745	$3.83

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
In January 2024, the Company granted stock options to its executives and certain other high-level employees stock options intended to incentivize senior management to achieve the Company’s strategic long-term goals over the specified terms of the grants, based on significant common share price growth objectives, and to reward management for achieving those growth objectives. The grant entitles the recipients to purchase one Common Share of the Company at an exercise price of $8.23 per share (the “Performance-Based Options”), being a 10% premium to the higher of (i) the VWAP of the Common Shares of the Company on the NYSE American for the five trading days ending on the last trading day prior to the date of the meeting when granted, and (ii) the closing price of the common shares of the Company on the NYSE American on the last trading day prior to the date of such meeting, which, as of January 24, 2024, was $7.48. The Performance-Based Options vest as to 50% on January 25, 2025 and as to the remaining 50% on January 25, 2026. The term of the Performance-Based Options is five years, ending on January 24, 2029.
The fair value of all stock options, including Performance Based Options, granted under the Compensation Plan for the nine months ended September 30, 2024 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.67%
Expected life	3.09
Expected volatility(1)	68.82%
Expected dividend yield	—%
Weighted average grant date fair value	$3.44
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all of the Company’s stock option activity, including Performance Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2023	$1.76 - $8.60	523,468	$4.48
Granted	5.09 - 8.23	626,437	7.55
Exercised	1.76 - 6.47	(47,804)	3.32
Forfeited	6.12 - 8.23	(30,012)	7.35
Expired	2.92 - 7.36	(5,885)	6.57
Outstanding, September 30, 2024	$1.76 - $8.60	1,066,204	$6.25	3.15	$751
Exercisable, September 30, 2024	$1.76 - $8.41	399,742	$4.08	1.39	$739

A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	169,182	$4.11
Granted	626,437	3.44
Vested	(99,145)	4.32
Forfeited	(30,012)	3.67
Unvested, September 30, 2024	666,462	$3.47

12.    INCOME TAXES
As of September 30, 2024, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three and nine months ended September 30, 2024, the Company did not record income tax benefit on loss before tax of $12.08 million and $14.86 million, respectively. For the three and nine months ended September 30, 2023, the Company did not record income tax expense on income before tax of $10.47 million and $119.85 million, respectively. The effective tax rate was 0% for the three and nine months ended September 30, 2024 and 2023, which was a result of the full valuation allowance on net deferred tax assets.

13.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain on investments	$—	$8,890	$—	$6,701
Unrealized gain (loss) on marketable securities	(2,330)	540	(1,346)	875
Realized gain on maturities of marketable securities	843	374	1,704	588
Unrealized gain on convertible note	—	7,223	—	6,972
Realized gain on convertible note	—	181	—	181
Foreign exchange gain (loss)	22	(239)	(331)	80
Interest income, net and other	1,291	444	4,039	3,206
Other income	$(174)	$17,413	$4,066	$18,603
The components of trade and other receivables are as follows:

	September 30, 2024	December 31, 2023
Trade receivables	$4,345	$406
Notes receivable, net	343	343
Other	226	67
Total receivables	$4,914	$816

The components of accounts payable and accrued liabilities are as follows:

	September 30, 2024	December 31, 2023
Accounts payable	$3,706	$1,006
Accrued operating expenses	1,022	4,391
Accrued payroll liabilities	3,078	4,162
Accrued capital expenditures	12	205
Accrued taxes	395	393
Other accrued liabilities	—	4
Accounts payable and accrued liabilities	$8,213	$10,161

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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2023, renewal costs for the remainder of 2024 are expected to total approximately $0.23 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations (“AROs”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2024, the Company has $19.28 million posted as collateral against undiscounted AROs of $33.71 million. As of December 31, 2023, the Company has $17.58 million posted as collateral against undiscounted AROs of $33.38 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
The Company’s financial instruments as of September 30, 2024 and December 31, 2023 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Convertible Note received as part of the Alta Mesa Transaction was valued as of February 14, 2023, upon closing, using a binomial lattice model. The fair value calculation used significant unobservable inputs within the Level 3 fair value hierarchy, including: (i) volatility 60%, and (ii) yield of 9.5%. Increases or decreases in the volatility and/or the selected yield can result in an increase or decrease in the fair value of the Convertible Note. Between February 14, 2023 and November 3, 2023, enCore early redeemed $40.00 million of the principal value of the Convertible Note. On November 9, 2023, the Company sold the remaining unpaid balance of $20 million owed under the secured Convertible Note for total consideration of $21.00 million plus $1.50 million in unpaid accrued interest, less a sales commission of $0.10 million paid to a third-party broker. As a result of enCore’s earlier pay-down and the $22.40 million received in connection with the sale of the Convertible Note, the Company received payment in full for the Alta Mesa Transaction, and no further consideration is owed in connection therewith.
The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the its contingent consideration payment to RadTran using an indicated discount rate of 10.2%, as of the acquisition date, August 16, 2024 and 8.2% as of September 30, 2024, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Cash equivalents(1)	$—	$18,468	$—	$18,468
Marketable debt securities	—	77,333	—	77,333
Marketable equity securities	23,742	79	—	23,821
Total assets	$23,742	$95,880	$—	$119,622
Liabilities
Contingent consideration	—	—	1,727	1,727

December 31, 2023
Assets
Cash equivalents(1)	$—	$40,512	$—	$40,512
Marketable debt securities	—	107,466	—	107,466
Marketable equity securities	25,554	24	—	25,578
	$25,554	$148,002	$—	$173,556
(1)     Cash and cash equivalents are comprised of U.S. Treasury Bills, Government Agency Bonds, U.S. Non-Redeemable Term Deposits and mutual funds purchased within three months of their maturity date.
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, August 16, 2024	$1,690
Increase to intellectual property	37
Ending balance, September 30, 2024	$1,727
Investments Accounted for at Fair Value
The fair value of investments accounted for at fair value was calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. During the nine months ended September 30, 2023, the

Company held ownership interests in Virginia Energy Resources, Inc. (“Virginia Energy”) and Consolidated Uranium Inc. (“CUR”). These investments provided the Company with the ability to have significant influence, but not control, over their operations. The Company elected the fair value option for each of these investments.
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

16.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities. As of September 30, 2024 and December 31, 2023, the Company's receivables from its contracts with customers was $4.35 million and $0.41 million, respectively.
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
The Company will also sell uranium concentrate to the U.S. Uranium Reserve or other third parties, and such contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
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

RE Carbonate
The Company’s sales of RE Carbonate revenue is recognized when delivery of the mixed RE Carbonate material has arrived at the applicable separation facility. Additionally, the Company will recognize revenue when the customer further processes the product from the RE Carbonate that the Company delivered and it is sold to a third party. Additionally, under this contract, each delivered product transferred to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities.
Alternate Feed Materials
Revenue from the delivery of mineralized material received from the clean-up of a third-party uranium mine or for Alternate Feed Materials is typically recognized upon delivery to the Mill. Revenue from toll milling services is recognized as material is processed in accordance with the specifics of the applicable toll milling agreement. Revenue and unbilled accounts receivable are recorded as related costs are incurred using billing formulas included in the applicable toll milling agreement.

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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to CUR, the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company earned $0.01 million and $0.06 million for the three months ended September 30, 2024 and 2023, respectively. The Company earned $0.04 million and $0.52 million during the nine months ended September 30, 2024 and 2023, respectively under this agreement. As of September 30, 2024 and December 31, 2023, less than $0.01 million and $0.05 million was due from CUR, respectively. Additionally, the Company accrued $0.76 million and $1.53 million as of September 30, 2024 and December 31, 2023, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

18.    SUBSEQUENT EVENTS
Acquisition of Base Resources
On October 2, 2024, EFR Australia Pty Ltd (“EFR”), a wholly owned subsidiary of the Company, completed the acquisition of all of the fully paid ordinary shares (the “Transaction”) of Base Resources pursuant to a Scheme Implementation Deed dated April 21, 2024 by and among the Company, EFR and Base Resources (the “Deed”).
Under the Deed, at closing, each holder of ordinary shares of Base Resources received consideration of (i) 0.0260 Company common shares for each Base Resources share held on the Scheme Record Date (being 5 pm Perth, Australia time on Wednesday, September 18, 2024) (the “Share Consideration”), and (ii) AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was approximately $178.44 million and the total special dividend value was approximately $55.08 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions will receive the net proceeds from the sale of the Company’s common shares by a nominee in lieu of the Share Consideration.

Base Resources owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”). The Toliara Project is a world-class, advanced-stage, low-cost, and large-scale HMS project. In addition to its stand-alone, ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs and a variety of clean energy, defense and advanced technologies, as well as a source of recoverable uranium, which, upon development, would be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project is subject to negotiation of fiscal terms with the Madagascar government and the receipt of certain Madagascar government approvals and actions before a current suspension on activities at the Toliara Project will be lifted and development may occur. Base Resources also owns the Kwale HMS project in Kenya, which is nearing completion of its mine life and commencement of reclamation activities.
The Company expects the Transaction to be accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. Due to the proximity of the acquisition date to the filing of the Quarterly Report on Form 10-Q for the period ended September 30, 2024, the initial accounting for the Transaction is incomplete, and therefore, the Company is unable to disclose certain information required by ASC 805, including the provisional amounts recognized as of the acquisition date for fair value of consideration transferred, each major class of assets acquired and liabilities assumed, and goodwill, if any, due to the ongoing status of the valuation.
In January 2018, Base Resources completed the acquisition of the Toliara Project in Madagascar, with payment of $75.00 million in up-front consideration, for an initial 85% interest. In January 2020, in accordance with the terms of the share sale agreement with World Titane Holdings Limited, the Group acquired the remaining minority interest in the Toliara Project. A further $16.83 million (deferred consideration) is payable on achievement of key milestones. As a result of the transition, a change of control occurred, and payment of the $16.83 million deferred consideration accelerated and was paid on October 16, 2024.

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
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates, unless specified otherwise.

Our Company
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, REEs and vanadium.
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
In 2022, we entered into three long-term uranium contracts with major U.S. utilities, and in 2024, we entered into a fourth long-term contract with a major U.S. utility. To deliver under these contracts, the Company commenced ore production at three of its permitted and developed conventional uranium mines, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah for uranium production. Once production is fully ramped up to commercial levels at Pinyon Plain, La Sal and Pandora, expected by late-2024, the Company expects to be producing uranium ore at a run-rate of approximately 1.1 to 1.4 million pounds per year. The Company will stockpile ore from production at these three conventional mines to process in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule. The Company will continue to produce uranium from its alternate feed recycling program, which is expected to total approximately 150,000 pounds of finished U3O8 in 2024. Total uranium production for 2024 is expected to be between 150,000 to 200,000 pounds of finished U3O8, depending on the timing of ramp up of production at the Company's Pinyon Plain, La Sal and Pandora mines and the Mill's schedule.
Additionally, the Company is preparing two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch) for expected production within one year from a “go” decision and is advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to potentially strong uranium market conditions. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2026. In 2024, the Company plans to advance permitting and development on the Roca Honda and Bullfrog projects, which together with the Company's Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. The Company also expects to commence an ore buying program from third-party miners in 2024, which is expected to further increase the Company's uranium production profile. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of U.S. origin uranium on the spot market to supplement its uranium production if necessary to fulfill its contract requirements.
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

The Company continually seeks to maximize capacity utilization at the Mill and new sources of revenue, including through its emerging REE business, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill, that can be processed without reliance on uranium sales prices. The Company also expects to produce vanadium at a run-rate of 1.0 – 2.0 million pounds per year starting as early as 2025, assuming the La Sal mine ramps up to full production in 2024 as contemplated and the Whirlwind mine is brought into production in 2025, which could be held as in-process inventory or processed into finished V2O5 available for sale into improving markets.
The Company has secured additional sources of natural monazite sands to supply feedstock to its emerging REE business at the Mill, including through its recent acquisition of Base Resources, which owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”), and through its recently formed joint venture with Astron to jointly develop the Donald HMS and REE project (in addition to the acquisition of the Bahia Project discussed in Note 6 – Property, Plant and Equipment and Mineral Properties). The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q3-2024 and is advancing engineering on its Phase 2 and 3 separation facilities at the Mill (see “Rare Earth Element Initiatives” below). The Company is also evaluating the potential to recover radioisotopes from its existing process streams for use in the development of TAT medical isotopes for the treatment of cancer and continues its support of U.S. governmental activities to assist the U.S. uranium mining industry, supporting efforts to restore domestic nuclear fuel capabilities and advocating for the responsible sourcing of uranium and nuclear fuel.
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the three months ended September 30, 2024, the Mill focused on finalizing the commissioning of its Phase 1 REE separation circuit. This Phase 1 REE separation circuit is capable of producing separated NdPr and a “heavy” samarium plus (“Sm+”) RE Carbonate (see “Rare Earth Element Initiatives” below). In late 2023, the Company purchased an additional 480 tonnes of monazite from Chemours that it received in early 2024. As of September 30, 2024, the Mill had produced approximately 38 tonnes of separated NdPr, which exceeded the Company's expected recovery of 25 – 35 tonnes of separated NdPr and 10 – 20 tonnes of Sm+ RE Carbonate, along with uranium. The Mill is focused on uranium production for the remainder of 2024. No vanadium production is currently planned during 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company is also actively pursuing opportunities to process additional sources of natural monazite sands, new and additional Alternate Feed Material sources, and new and additional low-grade mineralized materials from third parties in connection with various uranium clean-up programs.
Conventional Mine Activities
During the three months ended September 30, 2024, the Company continued ore production at the La Sal mine, Pinyon Plain Project and Pandora mine. As of April 1, 2024, the Company had achieved material production levels at the Pinyon Plain Project. For the nine months ended September 30, 2024, the Company has mined ore containing approximately 180,000 pounds of U3O8 from the project. In July 2024, the Pinyon Plain Mine commenced uranium ore haulage to the White Mesa Mill on federal and state highways that crossed over the Navajo Nation, in accordance with the Mine's USFS-approve Mine Plan of Operations.
On July 31, 2024, the Navajo Nation’s President expressed that, as a result of the Navajo Nation’s long and troubled history with uranium mining during the cold war era, resulting in numerous abandoned mine and mill sites in Navajo Nation lands, the Navajo Nation is concerned about the potential effects the transport uranium ore across the Navajo Nation may have on the health, safety, and welfare of the its citizens, and indicated its intention to promulgate regulations addressing the transport of radioactive materials across the Navajo Nation.
Although Energy Fuels does not believe the Navajo Nation has the legal authority to restrict Energy Fuels’ right to haul uranium ore across the federal and state-owned and maintained highway system through Navajo Nation lands, because any such claimed authority would be preempted under federal laws, Energy Fuels has agreed to engage in good-faith discussions with the Navajo Nation to address its concerns.
Energy Fuels has noted to the Navajo Nation that today’s mining industry is substantially improved from the industry of decades past. There are significant laws and regulations in place to ensure uranium mining is fully protective of human health and the environment, and Energy Fuels fully complies with all such laws and regulations. Energy Fuels has also noted that it has an exceptional record protecting health and the environment, including the transport of tens of thousands of ore on state and federal highways across the Navajo Nation as recently as 2022.
Energy Fuels has met on several occasions with the Navajo Nation since July 31, 2024 and is optimistic that a suitable agreement will be reached between Energy Fuels and the Navajo Nation during Q4-2024 that will satisfy the Navajo Nation's concerns and reaffirm that uranium ore transportation across the reservation will comply with all applicable laws and regulation and will be conducted in a manner that fully protects the health, safety, welfare and environment of the Navajo Nation and its citizens.
Energy Fuels has voluntarily agreed to hold off transporting uranium ore across the Navajo Nation for a reasonable time while the parties engage in good faith discussion aimed at reaching suitable agreement. Pending such an agreement, mining is continuing at the Pinyon Plain mine, but as a reduced rate with mined ore being stockpiled at the mine site and with underground mine development activities continuing at an accelerated rate. It is expected that ore haulage will re-commence and mining will continue at normal or accelerated rates (to the extent underground development at the mine has been accelerated) once these discussions are concluded.
Once production is fully ramped up to commercial levels at the three mines, which is currently planned for later in 2024, subject to a positive and timely conclusion of discussions with the Navajo Nation on ore transport from the Pinyon Plain mine to the Mill, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from these three mines during 2024 will be stockpiled at the Mill for processing that is anticipated to start in late 2024 or in 2025, subject to market conditions, contract requirements and the Mill’s schedule.
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
In 2024, the Company also plans to advance permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico and its Bullfrog Project in Utah, which together with its Sheep Mountain Project, a large conventional project in Wyoming, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
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
Inventories
As of September 30, 2024, the Company had approximately 235,000 pounds of finished uranium inventories located at conversion facilities in North America. Additionally, the Company has approximately 805,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials and other ore inventory at the Mill or nearby mine sites that can potentially be recovered relatively quickly in the future, as market conditions and contract requirements may warrant. During the nine months ended September 30, 2024, the Company sold 200,000 pounds of uranium under one of its term contracts and 250,000 pounds on the spot market.

As of September 30, 2024, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.

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
Uranium Sales
The Company has four long term contracts with major U.S. nuclear utilities and entered into spot sale agreements with three customers during the nine months ended September 30, 2024. Under these contracts, the Company sold 450,000 pounds of U3O8 during the nine months ended September 30, 2024 with a weighted-average sales price of $84.23 per pound.
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
The Company completed the following sales for the nine months ended September 30, 2024:
•January 2024: sold 200,000 pounds of U3O8 for $15.03 million ($75.13 per pound) into its existing portfolio of long-term contracts.
•March 2024: sold 100,000 pounds of U3O8 on the spot market for $10.29 million ($102.88 per pound).
•June 2024: sold 100,000 pounds of U3O8 on the spot market for $8.59 million ($85.90 per pound).
•September 2024: sold 50,000 pounds of U3O8 on the spot market for $4.00 million ($80.00 per pound).
The Company holds uncommitted inventory and, with the benefit of future production, will continue to evaluate additional spot and/or long-term uranium sales opportunities for the remainder of 2024 and beyond.
Vanadium Sales
The Company did not sell any vanadium during the nine months ended September 30, 2024. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
During the nine months ended September 30, 2024, the Company did not have any rare earth sales. During the three months ended June 30, 2024, the Company completed the commissioning of the Mill’s newly installed Phase 1 separation circuit, from which it produced approximately 38 tonnes of separated NdPr in 2024, all of which it intends to sell to Neo Performance Materials (“Neo”) under previous contractual arrangements. Additionally, the Company has approximately 28 tonnes of NdPr plus approximately 4 tonnes of Sm+ RE Carbonate in solution in its Phase 1 separation circuit.
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

Rare Earth Element Initiatives
Acquisition of Base Resources
On October 2, 2024, EFR completed its Transaction with Base Resources pursuant to the Deed. Under the Deed, at closing, each holder of ordinary shares of Base Resources received Share Consideration and AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was approximately $178 million and the total special dividend value was approximately US$55.1 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions will receive the net proceeds from the sale of the Company’s common shares made by a nominee in lieu of the Share Consideration. See Note 18 – Subsequent Events.
The Company, through its newly acquired subsidiary Base Resources (as of October 2, 2024), owns the Toliara Project which is a world-class, advanced-stage, low-cost, and large-scale HMS project. In addition to its stand-alone, ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs and a variety of clean energy, defense and advanced technologies, as well as a source of recoverable uranium, which, upon development, would be shipped to the Mill for the recovery of REEs and the contained uranium.
Although the Toliara Project holds a mining permit that allows production of Ilmenite, Rutile and Zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Toliara Project. The Company is currently negotiating a binding investment agreement (the "Investment Agreement") with the Government of Madagascar that, if successfully negotiated, would set out the key fiscal terms applicable to the Toliara Project and also provide necessary legal clarifications in relation to applicable law. To be effective, the Investment Agreement will require ratification by the Madagascar Parliament. With the recent adoption of a new Mining Code in Madagascar and the Company and the Government of Madagascar making sound progress on fiscal terms negotiations, the Company believes the Investment Agreement could potentially be finalized in time to have it put before the Madagascar Parliament for ratification during the current Parliamentary session, which ends on December 18, 2024, in which case the suspension would be lifted, and required legal and fiscal stability achieved, during 2024. Aspects intended to facilitate the inclusion of Monazite on the Toliara Project's mining permit as soon as reasonably practicable after fiscal terms are agreed are included in the scope of current negotiations. However, there can be no assurance as the to the timing of completion of fiscal terms negotiations and lifting of the current suspension, the timing for achieving sufficient legal and fiscal stability or the timing for approval of the addition of Monazite to the mining permit. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project.
Base Resources also owns the Kwale HMS project in Kenya, which is nearing completion of its mine life and commencement of reclamation activities.
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed JV Agreements with Astron, creating the Donald Project JV to jointly develop and operate the Donald Project in Australia, which is a well-known HMS and REE deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products along with the contained uranium. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $127 million at September 30, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $10.6 million is expected to be invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Common Shares to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares were issued in September 2024 upon the satisfaction of certain conditions precedent and the remainder would be issued upon a positive FID. See Note 3 – Transactions.
REE Separation Circuits at the Mill
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company has been producing a mixed RE Carbonate from monazite sands at the Mill since 2021. Energy Fuels recently completed the modification and enhancement of its infrastructure at the Mill (“Phase 1”), which is now capable of producing commercial quantities of separated NdPr. The Company is also planning further enhancements to expand its NdPr production capability (“Phase 2”) and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 3”) from monazite and potentially other REE process streams. The Company is focused on monazite at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs, along with uses in other clean energy and defense technologies. For reference, a typical EV utilizes approximately one (1) to two (2) kilograms of NdPr oxide in its drivetrain. The uranium contained in the monazite, which is generally comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
In 2022, the Company began development of its Phase 1 REE separation facilities at the Mill, which were completed in late Q1-2024, fully commissioned in Q2-2024 with the initial run completed in Q3-2024. The Phase 1 REE separation facilities involve modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and have the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing roughly 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing roughly 850 to 1,000 tonnes of recoverable separated NdPr per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, Phase 1 capital including commissioning totaled approximately $19 million (depending on the offset value of NdPr production during the commissioning process, which has yet to be sold). This is favorable to our initial budget by approximately $6 million due to higher than expected quantities of NdPr produced during commissioning.
During Phase 2, Energy Fuels expects to expand its NdPr separation capabilities at the Mill, with an expected capacity to process approximately 30,000 to 60,000 tonnes of monazite per year, containing approximately 15,000 to 30,000 tonnes of TREO, containing approximately 3,000 to 6,000 tonnes of NdPr per year, or sufficient NdPr for 1.5 to 6.0 million EVs per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. The Company expects to complete Phase 2 in 2028, subject to licensing, financing, and receipt of sufficient monazite feed.
During Phase 3, Energy Fuels expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy, Tb, and potentially other separated REE’s and advanced materials. The Company will also evaluate the potential to produce lanthanum (“La”) and cerium (“Ce”) products, along with potentially other REE products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of another REE-bearing phosphate mineral called “xenotime.” Phase 3 is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. Prior to the construction of Phase 3, the “heavy” Sm+ RE carbonate produced during Phases 1 and 2 will either be sold on the market or stockpiled at the Mill as feed for separation into Dy and Tb and potentially other separated REE's and advanced materials at the Mill once the Phase 3 separation circuit is available. The Company expects to complete Phase 3 in 2028, subject to licensing, financing, and receipt of sufficient feed.
In addition to the acquisition of Base Resources and the Donald Project JV with Astron described above, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known HMS deposit that has the potential to supply 3,000 – 10,000 tonnes of natural monazite per year to the Mill for decades for processing into high-purity REE oxides and other materials. 3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. The Bahia Project alone would be expected to supply enough NdPr oxide to power 150,000 to 1 million EVs per year. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile (titanium) and zircon (zirconium) minerals that are also in high demand.
The acquisition of the Bahia Project is a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through Company-owned mines like the Bahia Project, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company, its acquisition of Base Resources and the Toliara Project and its joint venture interest in the Donald Project.
Recovering Medical Isotopes for Advanced Cancer Therapies
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of Ra-226 and Ra-228 from uranium process streams. This strategic acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment. See Note 3 – Transactions.
Since July 2021, Energy Fuels and RadTran have been working under a Strategic Alliance Agreement to evaluate the feasibility of recovering Ra-226 and Ra-228 from existing uranium process streams at the Mill. Recovered Ra-226 and Ra-228 would be made available to the pharmaceutical industry and others to enable the production of Ac-225, Pb-212 and potentially other leading medically attractive TAT isotopes. These isotopes are critical components in the development of targeted alpha therapies, which offer promising new treatments for various cancers. The global shortage of Ra-226 and Ra-228 currently presents a significant barrier to the advancement and commercialization of these therapies.
Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently completing engineering on its R&D pilot facility for Ra-226 production. During the remainder of 2024, Energy Fuels plans to set up the first stages of the pilot facility and expects to produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 and potentially Ra-228 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals. The Company’s current R&D activities are being conducted using existing Mill facilities without the need for capital improvements of any significance. Capital development for future commercial production capabilities, upon successful production at the R&D level, would be expected to be supported by future offtake agreements for radium production.
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of: (i) on closing, $1.5 million in cash, $1.5 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14 million in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including achieving initial production, securing suitable offtake agreements to justify commercial production and reaching commercial production. See Note 3 – Transactions for more information.
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of September 30, 2024, the Foundation has awarded 25 grants totaling $0.55 million, of which $0.25 million was committed to American Indian initiatives.
Market Update
Uranium
According to monthly price data from TradeTech LLC (“TradeTech”), uranium spot prices decreased by 4% during the three months ended September 30, 2024 from $85.00 per pound as of June 30, 2024 to $82.00 per pound as of September 30, 2024. Weekly uranium spot prices per TradeTech during the third quarter ranged from a high of $86.00 per pound during the week of July 12, 2024 to a low of $79.00 per pound during the week of August 30, 2024. TradeTech price data indicates that long-term U3O8 prices increased from $80.00 as of June 30, 2024 to $82.00 as of September 30, 2024. On October 28, 2024, TradeTech reported a spot price of $81.00 per pound and a long-term price of $82.00 per pound U3O8.
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Recently, large technology companies including Google, Microsoft and Amazon have announced their interest in using nuclear energy to meet growing demand for energy needed for artificial intelligence. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change, increased energy demand and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. On May 13, 2024, President Joe Biden signed the Prohibiting Russian Uranium Imports Act, which bans the import of Russian uranium products into the U.S. Under the ban, which commences 90 days after enactment and terminates in 2040, all imports of uranium products from Russia will be banned, subject to waivers in the event “no alternative viable source of low-enriched uranium is available to sustain the continued operation of a nuclear reactor or U.S. nuclear energy company.” However, the U.S. Department of Energy (“DOE”) is currently granting waivers to the ban.

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

	June 30, 2024		September 30, 2024		Percent	October 28, 2024
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	361	49.63	425	60.55	18%	421	59.01
Ce Oxide (99.9%)	7.25	1.00	7.05	1.01	(3)%	6.95	0.98
La Oxide (99.9%)	3.90	0.54	3.70	0.53	(5)%	3.70	0.52
Dy Oxide	1,810	249	1,770	252	(2)%	1,740	244
Tb Oxide	5,350	737	5,800	827	8%	5,850	821

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
While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, as well as Neo’s Silmet in Estonia, and use a variety of feedstocks and sources with small-scale or experimental operational facilities located elsewhere (Russia included).
The Company sees its commercial production of RE Carbonate to date and its recent commercial production of separated NdPr in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. By acquiring the Bahia Project, the Toliara Project and the right to earn into a 49% interest in the Donald Project, the Company has taken the second step in restoring the REE supply chain in the US. Upon successful development of those projects, expected to be in the 2027-2028 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr, of which up to 1,000 tonnes per year can be produced utilizing existing Mill facilities. The Company’s next step in restoring the REE supply chain in the US will be the development of the Mill’s planned hase 2 and 3 separation circuits, also expected in the 2027-2028 time frame, which would allow the Mill to produce up to 6,000 tonnes per year of separated NdPr oxides, along with 200 to 300 tonnes per year of separated Dy and Tb, which would utilize all the monazite expected to be mined from the Company’s Bahia, Toliara and Donald Projects, along with additional monazite expected to be sourced from Chemours’ mines on the east coast of the US and others. That amount of separated REE oxides would provide the REEs needed for the permanent magnets in up to 6 million EVs/PHEVs per year. As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
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
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, spot vanadium prices have decreased due to “lower long-term contract offers from the major producers”. The same report indicated that “lower spot vanadium pentoxide prices upstream also put pressure on China's ferro-vanadium producers and traders to lower their offers, with less buying activity heard in the market.” China domestic vanadium prices dip amid reduced long-term contract offers, September 26, 2024.

During the three months ended September 30, 2024, the mid-point price of vanadium in Europe decreased by 14% from $6.00 per pound V2O5 as of June 30, 2024 to $5.19 per pound V2O5 as of September 30, 2024. The price of vanadium has ranged from a high of $6.00 per pound V2O5 between July 1, 2024 and August 1, 2024 and a low of $5.19 per pound V2O5 between September 27, 2024 and September 30, 2024. As of October 28, 2024, the price of vanadium was $5.25 per pound V2O5.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes the results of operations for the three months ended September 30, 2024 and 2023 (in thousands of U.S. dollars):

	Three Months Ended September 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues
Uranium concentrates	$4,000	$10,473	$(6,473)	(62)%
RE Carbonate	—	288	(288)	*
Alternate Feed Materials, processing and other	47	226	(179)	(79)%
Total revenues	4,047	10,987	(6,940)	(63)%
Costs applicable to revenues
Costs applicable to uranium concentrates	1,847	5,266	(3,419)	(65)%
Costs applicable to RE Carbonate	—	282	(282)	*
Total costs applicable to revenues	1,847	5,548	(3,701)	(67)%
Other operating costs and expenses
Exploration, development and processing	3,619	2,516	1,103	44%
Standby	1,645	2,281	(636)	(28)%
Accretion of asset retirement obligations	327	282	45	16%
Selling, general and administration (excluding share-based compensation)	6,033	6,011	22	—%
Share-based compensation	1,027	1,293	(266)	(21)%
Transactions and integration related costs	1,462	—	1,462	*
Total operating loss	(11,913)	(6,944)	(4,969)	72%
Other income (loss)
Gain on sale of assets	8	—	8	*
Other income (loss)	(174)	17,413	(17,587)	*
Total other income (loss)	(166)	17,413	(17,579)	*
Net income (loss)	$(12,079)	$10,469	$(22,548)	*

Basic net income (loss) per common share	$(0.07)	$0.07	$(0.14)	*
Diluted net income (loss) per common share	$(0.07)	$0.07	$(0.14)	*
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	50,000	180,000	(130,000)	(72)%
RE Carbonate (kgs.)	—	26,167	(26,167)	*

Realized sales price
Uranium concentrates ($/lb.)	$80.00	$58.18	$21.82	38%
RE Carbonate ($/kg.)	$—	$10.99	$(10.99)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$36.93	$29.25	$7.68	26%
RE Carbonate ($/kg.)	$—	$10.75	$(10.75)	*
*Not meaningful.
For the three months ended September 30, 2024, we incurred a net loss of $12.08 million or $0.07 per share compared to net income of $10.47 million or $0.07 per share for the three months ended September 30, 2023. The change between periods was primarily due to mark-to-market unrealized gains on marketable securities and our Convertible Note as well as higher revenues during the three months ended September 30, 2023 combined with transaction and integration related costs for the acquisition of Base Resources and formation of the Donald Project JV of $1.46 million during the three months ended September 30, 2024.
Revenues
Uranium concentrates
Revenues from uranium concentrates decreased by $6.47 million to $4.00 million for the three months ended September 30, 2024 from $10.47 million for the three months ended September 30, 2023 due to lower volumes sold, partially offset by higher average realized sales prices. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $7.56 million decrease in revenue between periods. Higher realized sales prices (calculated as the change in the period-to-period average realized price times the current period sales volume sold) accounted for an approximate $1.09 million increase between periods.
RE Carbonate
Revenues from RE Carbonate were $0.29 million for the three months ended September 30, 2023 due to a completed sale of 26,167 kilograms at a realized sales price of $10.99 per kilogram. There were no revenues from RE Carbonate for the three months ended September 30, 2024.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates decreased by $3.42 million to $1.85 million for the three months ended September 30, 2024 from $5.27 million for the three months ended September 30, 2023 due to lower volumes sold between periods, partially offset by higher weighted average costs per pound. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $3.80 million decrease in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $0.38 million increase in costs between periods.

Costs applicable to RE Carbonate
Costs applicable to RE Carbonate were $0.28 million for the three months ended September 30, 2023 due to a completed sale of 26,167 kilograms at a weighted average costs of $10.75 per kilogram. There were no costs applicable to RE Carbonate for the three months ended September 30, 2024.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs increased by $1.10 million to $3.62 million for the three months ended September 30, 2024 from $2.52 million for the three months ended September 30, 2023. The increase is primarily due to a net realizable value adjustment to vanadium as a result of lower vanadium prices during the three months ended September 30, 2024 and higher exploration expenses for the Bahia Project between periods.
While we expect exploration and development costs related to our mineral properties to provide added future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of September 30, 2024, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs decreased by $0.63 million to $1.65 million for the three months ended September 30, 2024 from $2.28 million for the three months ended September 30, 2023 primarily due to the conversion of La Sal Complex into development status from standby status during the fourth quarter of 2023 and then to production status in the first quarter of 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) were relatively flat at $6.03 million and $6.01 million for three months ended September 30, 2024 and 2023, respectively.
Share-based compensation
Share-based compensation decreased by $0.26 million to $1.03 million for the three months ended September 30, 2024 from $1.29 million for the three months ended September 30, 2023 primarily due to the derived service period completed for most stock appreciation rights, partially offset by the annual 2024 grant of awards coupled with a higher grant date fair value and additional headcount.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources on October 2, 2024 and the formation of the Donald Project JV on June 3, 2023. Transactions and integration related costs were $1.46 million for the three months ended September 30, 2024. There were no transactions and integration related costs incurred during the three months ended September 30, 2023. See Note 3 – Transactions and Note 18 – Subsequent Event for more information.
Other Income
Other income (loss)
Other loss was $0.17 million, net for the three months ended September 30, 2024. Other income was $17.41 million, net for the three months ended September 30, 2023. The change between periods was primarily due to market-to-market gains on marketable securities and our Convertible Note during the three months ended September 30, 2023. See Note 13 - Supplemental Financial Information for more information.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes the results of operations for the nine months ended September 30, 2024 and 2023 (in thousands of U.S. dollars):

	Nine Months Ended September 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues
Uranium concentrates	$37,904	$33,278	$4,626	14%
Vanadium concentrates	—	871	(871)	*
RE Carbonate	—	2,559	(2,559)	*
Alternate Feed Materials, processing and other	288	755	(467)	(62)%
Total revenues	38,192	37,463	729	2%
Costs applicable to revenues
Costs applicable to uranium concentrates	16,580	15,318	1,262	8%
Costs applicable to vanadium concentrates	—	551	(551)	*
Costs applicable to RE Carbonate	—	2,312	(2,312)	*
Total costs applicable to revenues	16,580	18,181	(1,601)	(9)%
Other operating costs and expenses
Exploration, development and processing	8,911	9,432	(521)	(6)%
Standby	4,641	6,175	(1,534)	(25)%
Accretion of asset retirement obligations	916	902	14	2%
Selling, general and administration (excluding share-based compensation)	17,549	16,751	798	5%
Share-based compensation	3,784	4,033	(249)	(6)%
Transactions and integration related costs	4,747	—	4,747	*
Total operating loss	(18,936)	(18,011)	(925)	5%
Other income
Gain on sale of assets	10	119,257	(119,247)	*
Other income	4,066	18,603	(14,537)	(78)%
Total other income	4,076	137,860	(133,784)	*
Net income (loss)	$(14,860)	$119,849	$(134,709)	*

Basic net income (loss) per common share	$(0.09)	$0.76	$(0.85)	*
Diluted net income (loss) per common share	$(0.09)	$0.75	$(0.84)	*
*Not meaningful.

The following table sets forth selected operating data and financial metrics for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	450,000	560,000	(110,000)	(20)%
Vanadium concentrates (lbs.)	—	79,344	(79,344)	*
RE Carbonate (kgs.)	—	153,353	(153,353)	*

Realized sales price
Uranium concentrates ($/lb.)	$84.23	$59.42	$24.81	42%
Vanadium concentrates ($/lb.)	$—	$10.98	$(10.98)	*
RE Carbonate ($/kg.)	$—	$16.69	$(16.69)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$36.84	$27.35	$9.49	35%
Vanadium concentrates ($/lb.)	$—	$6.94	$(6.94)	*
RE Carbonate ($/kg.)	$—	$15.08	$(15.08)	*
*Not meaningful.
For the nine months ended September 30, 2024, we incurred a net loss of $14.86 million or $0.09 per share compared to net income of $119.85 million or $0.76 per share for the nine months ended September 30, 2023. The change between periods was primarily due to a gain of $119.26 million related to the sale of our Alta Mesa ISR Project in February 2023 and transactions and integration related costs for direct legal, advisory and accounting fees for the acquisition of Base Resources and formation of the Donald Project JV of $4.75 million incurred during 2024, partially offset by an increase in revenue from sales of uranium concentrates driven by higher realized sales prices between periods.
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $4.62 million to $37.90 million for the nine months ended September 30, 2024 from $33.28 million for the nine months ended September 30, 2023 primarily due to higher realized sales prices, partially offset by lower volumes sold between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period sales volumes sold) accounted for an approximate $11.16 million increase in between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $6.54 million decrease in revenue between periods.
Vanadium concentrates
Revenues from vanadium concentrates were $0.87 million for the nine months ended September 30, 2023 due to the completed sale of 79,344 pounds at a realized sales price of $10.98 per pound. There were no sales of vanadium concentrates for the nine months ended September 30, 2024.
RE Carbonate
Revenues from RE Carbonate were $2.56 million for the nine months ended September 30, 2023 due to the completed sale of 153,353 kilograms at a realized sales price of $16.69 per kilogram. There were no sales of RE Carbonate for the nine months ended September 30, 2024.

Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $0.47 million to $0.29 million for the nine months ended September 30, 2024 from $0.76 million for the nine months ended September 30, 2023 primarily due to fewer services provided to IsoEnergy Ltd., as successor in interest to CUR, under our mine operating agreement with CUR.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $1.26 million to $16.58 million for the nine months ended September 30, 2024 from $15.32 million for the nine months ended September 30, 2023 due to higher weighted average costs per pound partially offset by lower volumes sold between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $4.27 million increase in costs between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $3.01 million decrease in costs between periods.

Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $0.55 million for the nine months ended September 30, 2023 due to the completed sale of 79,344 pounds at a weighted average cost of $6.94 per pound. There were no costs applicable to vanadium concentrates for the nine months ended September 30, 2024.
RE Carbonate
Costs applicable to RE Carbonate were $2.31 million for the nine months ended September 30, 2023 due to the completed sales of 153,353 kilograms of our RE Carbonate inventories at a weighted average cost of $15.08 per kilogram. There were no costs applicable to RE Carbonate for the nine months ended September 30, 2024.
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased by $0.52 million to $8.91 million for the nine months ended September 30, 2024 from $9.43 million for the nine months ended September 30, 2023 primarily due to lower costs between periods due to the RE Carbonate production program at the Mill during the nine months ended September 30, 2023, which included net realizable value adjustments to RE Carbonate inventory during that period, partially offset by net realizable value adjustments to vanadium as a result of lower vanadium prices during the nine months ended September 30, 2024.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of September 30, 2024, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs decreased by $1.54 million to $4.64 million for the nine months ended September 30, 2024 from $6.18 million for the nine months ended September 30, 2023 primarily due to the Alta Mesa divestiture on February 14, 2023 and the conversion of La Sal Complex into development status from standby status during the fourth quarter of 2023 and then to production status the first quarter of 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $0.80 million to $17.55 million for the nine months ended September 30, 2024 from $16.75 million for the nine months ended September 30, 2023 primarily due to higher salaries and benefits in connection with additional headcount associated with the Company’s efforts to enhance its business processes to prepare for the current and future growth in activity in our uranium and REE operations between periods. Our headcount increased to 195 full-time employees as of September 30, 2024 from 140 full-time employees as of September 30, 2023.

Share-based compensation
Share-based compensation decreased by $0.25 million to $3.78 million for the nine months ended September 30, 2024 from $4.03 million for the nine months ended September 30, 2023 primarily due to the derived service period completed for most stock appreciation rights, partially offset by the annual 2024 grant of awards coupled with a higher grant date fair value and additional headcount.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources on October 2, 2024 and the formation of the Donald Project JV on June 3, 2024. Transactions and integration related costs were $4.75 million for the nine months ended September 30, 2024. There were no transactions and integration related costs incurred during the nine months ended September 30, 2023. See Note 3 – Transactions and Note 18 – Subsequent Events for more information.
Other Income
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
Other income
Other income decreased by $14.53 million to $4.07 million, net for the nine months ended September 30, 2024 from $18.60 million, net for the nine months ended September 30, 2023 primarily due to market-to-market gains on marketable securities and our Convertible Note during the nine months ended September 30, 2024. See Note 13 – Supplemental Financial Information for more information.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE program, Bahia Project, REE separation capacity expansion, Pinyon Plain operational production, TAT radioisotope initiative and earn-in to the Donald Project JV, the acquisition of Base Resources and its Toliara and Kwale Projects, as well as potential business and property acquisitions.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed a Prospectus Supplement with the SEC to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the nine months ended September 30, 2024, the Company issued 619,910 Common Shares for net proceeds of $4.78 million under the ATM. See Note 9 – Capital Stock for more information.

Working Capital and Future Requirements for Funds
As of September 30, 2024, the Company had working capital of $183.16 million, including $47.46 million in cash and cash equivalents, $101.15 million of marketable securities, approximately 235,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(7,988)	$(10,982)
Net cash used in investing activities	(3,590)	(15,892)
Net cash provided by financing activities	3,558	15,038
Effect of exchange rate fluctuations on cash held in foreign currencies	(265)	33
Plus: release of restricted cash related to sale of assets	—	3,590
Net change in cash, cash equivalents and restricted cash	(8,285)	(8,213)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
Cash, cash equivalents and restricted cash, end of period	$66,739	$72,056
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net cash used in operating activities
Net cash used in operating activities decreased by $2.99 million to $7.99 million for the nine months ended September 30, 2024 from $10.98 million for the nine months ended September 30, 2023. The change between periods was primarily due to higher revenues from the sales of uranium concentrates between periods due to a higher realized sales price, partially offset by higher costs applicable to uranium concentrates due to higher costs per pound between periods and transactions and integration costs for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV.
Net cash used in investing activities
Net cash used in investing activities decreased by $12.30 million to $3.59 million for the nine months ended September 30, 2024 from $15.89 million for the nine months ended September 30, 2023. The decrease is primarily due to increased maturities of marketable securities of $174.60 million, less additions to property, plant and equipment and mineral properties of $8.90 million (see Note 6 – Property, Plant and Equipment and Mineral Properties for more information), which were partially offset by an increase in purchases of marketable securities of $85.39 million. Further, during the nine months ended September 30, 2023, the Company received proceeds of $56.87 million and $20.00 million from the sale of the Alta Mesa ISR Project and early redemption of our Convertible Note, respectively.
Net cash provided by financing activities
Net cash provided by financing activities was decreased by $11.48 million to $3.56 million for the nine months ended September 30, 2024 from $15.04 million for the nine months ended September 30, 2023. The change between periods was primarily due to lower proceeds of $11.26 million for the issuance of Common Shares for cash, net under the ATM.
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
Off Balance Sheet Arrangements
See Note 14 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s foreign currency (Cdn$/R$) exposures as of September 30, 2024 (in thousands):

Cash and cash equivalents	$631
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2024 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S.dollar / Cdn$ or R$	$28

Weakening net earnings	-1% change in U.S.dollar / Cdn$ or R$	$(28)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of September 30, 2024, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2023, or in this Form 10-Q for the three and nine months ended September 30, 2024.
New Material Disclosure Relating to the Kwale Project, Acquired on October 2, 2024
Kwale Project
Royalty dispute
In connection with its acquisition of the Kwale Project in 2010, Base Titanium Limited (“Base Titanium”), a subsidiary of Base Resources, granted a 2% gross revenue royalty to third parties. The royalty is governed by a Royalty Deed dated July 30, 2010, and was split between the parent company of the project’s vendor, Vaaldium Mining Inc., and the then holder of certain rights in respect of the project, Pangea Goldfields Inc. There was a disagreement between Base Titanium and the current holders of the royalty in respect of the royalty’s scope under the Royalty Deed – specifically, whether, and the extent to which, the royalty applies outside the Kwale Special Mining Lease 23 as it existed at the time of the Kwale Project’s acquisition in 2010 (“2010 SML”). The royalty is currently held by Osisko Gold Royalties Ltd (as to 1.5%), TRR Services UK Limited (as to 0.25%) and Elemental Royalties Limited (as to 0.25%).
While all three current royalty holders initially contested Base Titanium’s interpretation of the royalty’s scope, only Osisko Gold Royalties and TRR Services UK have taken formal steps to enforce their respective claimed rights and on March 13, 2023 commenced arbitration proceedings in the London Court of International Arbitration. The arbitral tribunal determined to only register the arbitration for Osisko Gold Royalties. Base Titanium objected to the jurisdiction of the arbitral tribunal to hear the dispute; however, this objection was dismissed by the arbitral tribunal on February 7, 2024. Base Titanium has appealed to the Ontario Superior Court to decide the matter of jurisdiction, to which Osisko Gold Royalties has bought a motion to stay. The motion to stay and the jurisdiction appeal will be heard together by the Ontario Court on October 25, 2024. In the interim, the arbitration timetable has been extended, with the hearing now slated for September 2025 (subject to the outcome of the Ontario Court proceedings).
At the time of writing, no formal legal proceedings have been commenced by either of the other two royalty holders. These claims should be time barred pursuant to applicable Ontario law.
Osisko Gold Royalties contends that the royalty is payable on all sales from the Kwale Special Mining Lease 23, as subsequently extended. In the arbitration proceedings, Osisko Gold Royalties has sought a declaration that Base Titanium be obliged to calculate and pay the royalty in this manner and, in the alternative, a declaration that Base Titanium be obliged to calculate and pay the royalty on all sales of minerals extracted from the Kwale Central Dune and South Dune, as they evolved over time. Management’s position is that the royalty is only payable on sales from the Central and South Dune deposits, as they were defined at the time of Base Titanium’s acquisition of the Kwale Project in 2010 (which was almost entirely within the 2010 SML).
The southern boundary of the 2010 SML has been extended subsequent to Base Titanium’s acquisition of the project, and the Ore Reserves estimate had been increased, following extensional drilling programs, including the addition of the non-contiguous Mafisini deposit to the south. Base Titanium mined the South Dune deposit that sits outside the 2010 SML plus the Mafisini deposit from July 2021 to January 2024. In line with management’s position on the royalty’s scope, the royalty has not been paid on revenue derived from these areas.
Base Resources and Base Titanium have not publicly disclosed an estimate of any amount for this claim as a reliable estimate of the amount arising from any possible obligation is not considered possible. Base Titanium and Base Resources included the following contingent liability note in their respective accounts for FY24.
“In connection with its acquisition of the Kwale Project in 2010, Base Titanium Limited granted a 2% royalty to third parties owning or having an interest in that project. There is a disagreement between Base Titanium Limited and one of the royalty holders, Osisko Gold Royalties Ltd (Osisko), which holds 75% of the 2% royalty (i.e. a 1.5% royalty) – specifically, whether, and the extent to which, the royalty applies outside the Kwale Special Mining Lease 23 as it existed at the time of the acquisition. Osisko has taken formal steps to enforce its claimed rights in respect of the royalty, which

Base Titanium is opposing. The directors have not disclosed an estimate of any amount for this contingent liability as a reliable estimate of the amount arising from any possible obligation cannot be made at this stage.”
Settlement negotiations are ongoing at this time.
Stevedoring Dispute with the Kenya Ports Authority
To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), Base Titanium requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on Base Titanium to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to Base Titanium’s maiden shipment from the Jetty Facility, which was ultimately paid by Base Titanium under protest to ensure the vessel was permitted to sail.
Base Titanium objects to stevedoring charges being levied by KPA principally on the grounds that (i) Base Titanium’s Jetty Facility is a private facility that was built entirely at Base Titanium’s expense; and (ii) no such stevedoring services are either required of, or are being provided by, KPA and, therefore, a service charge in respect of stevedoring is not applicable and invalid.
In 2017, Base Titanium sought and obtained an injunction from the Kenyan High Court to compel KPA to provide necessary marine services to vessels berthing at the Jetty Facility (“2017 Ruling”). In conjunction, the parties entered consent orders to establish an escrow account where disputed charges are being held pending the final outcome of the dispute.
Base Titanium has sought resolution of the dispute through arbitration commenced in Kenya in February 2017 bought under the Kenya Ports Authority Act (“KPA Act”). Base Titanium has sought a declaration that KPA’s levy of charges purportedly as stevedoring charges is illegal, a permanent injunction against KPA from imposing, levying, charging or in any manner whatsoever demanding stevedoring charges from Base Titanium or its agents or its performing vessels or their agents, a permanent injunction against KPA from unlawfully holding, restraining, detaining or in any way restricting Base Titanium’s shipments or otherwise withholding necessary marine services on purported account of stevedoring charges and the total sum of USD $2,183,065, representing the sums levied directly upon Base Titanium and subsequently paid into the escrow account (as at the date of commencing the arbitration), any other additional sum that may be levied by KPA against Base Titanium on purported account of stevedoring charges, and interest.
It is Base Titanium’s position that, pursuant to the KPA Act, arbitration is the appropriate forum for the dispute. KPA challenged the jurisdiction of the arbitrator to hear the dispute. In late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In early 2020, this ruling was appealed by KPA to the Kenyan High Court. In March 2022, the Kenyan High Court ruled in favor of Base Titanium upholding the arbitrator’s finding that jurisdiction lay with the arbitrator. Although there is no statutory right of appeal, KPA filed a notice of appeal with the Kenyan Court of Appeal, although this appeal has not progressed. Separately, in February 2021, the KPA was successful in their Kenyan High Court bid to have the appointed arbitrator removed. Base Titanium and KPA were directed by the Kenyan High Court to seek appointment of a new arbitrator.
KPA separately appealed the 2017 Ruling, with the appeal heard by the Kenyan Court of Appeal in November 2022. In April 2023, the Kenyan Court of Appeal dismissed KPA’s appeal, paving the way for Base Titanium to seek appointment of a new arbitrator. Base Titanium has not yet sought the appointment of a new arbitrator pending the outcome of discussions between the parties.
In June 2023, Base Titanium re-engaged with the KPA to discuss the applicability of the stevedoring charges and explore the prospects of an agreed resolution. Base Titanium wrote to the KPA in July 2023 with the same “package proposal” first put to them in 2019, which was considered a reasonable position for both parties. KPA rejected this proposal in November 2023. In May 2024, Base Titanium provided a renewed proposal. No formal response has been received from KPA to the May 2024 proposal, however KPA rejected this proposal in recent meetings. While KPA is expected to formally respond in the coming weeks (possibly with a counter proposal), the prospects of reaching an agreed resolution are considered low. Base Titanium will likely need to recommence formal dispute resolution proceedings through arbitration.
As at the time of writing, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid, and approximately $3.2 million held in the escrow account).

Mivumoni B Village
On March 18, 2021, a local landholder, Michael Kiswili (on his own behalf and on behalf of 65 others (collectively, the “Petitioners”)) filed a petition against Base Titanium in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by Base Titanium’s operations. Base Titanium denies that it has committed the alleged violations or breaches, with no substantive evidence adduced supporting the claims. Base Titanium conducts its operations in compliance with its Environmental Impact Assessment License and Environmental and Social Management Plan. Base Titanium has a valid and subsisting license issued by the National Environmental Management Authority. The Petitioners have sought a declaration that the Petitioners’ rights to a clean and healthy environment have been denied and continue to be violated, a declaration that the Petitioners have a right of redress under Article 162(2)(b) of the Kenyan Constitution as read with section 12(2)(a), (e)(3) and (7) of the Environment and Land Court Act, issue of an environmental restoration order against Base Titanium, an order to compel the Kenyan National Environment Management Authority to revoke the Environmental Impact Assessment License and mining license issued Base Titanium.
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances specified in the Mining Act 2016 had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed Base Titanium’s application by way of ruling dated February 10, 2022. Base Titanium is pursuing an appeal, with Base Titanium filing its written appeal submissions on October 2, 2024. The respondents have twenty-one days from the date of service of Base Titanium’s submissions to file responding submissions. The Kenyan Court of Appeal will subsequently fix a hearing date. The primary case has been stayed, pending Base Titanium’s appeal.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Kenyan Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which form part of Special Mining Lease 23, that their prior relocation and resettlement was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that Base Titanium pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
In 2015 and 2016, following negotiations between the parties, agreements were reached to have the plaintiffs relocated from the suit properties. Pursuant to the said agreements, the plaintiffs were relocated, and compensation was paid by Base Titanium. In turn, the plaintiffs surrendered their title deeds to Base Titanium and transfer instruments were executed.
Base Titanium has raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising grievances specified in the Mining Act 2016 has not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. Being aggrieved by this ruling, Base Titanium is pursuing an appeal. Appeal dates are yet to be set. Base Titanium has sought a stay of the original proceedings, which is due for ruling on November 12, 2024.
Pending the outcome of the appeal, Base Titanium will defend the allegations primarily on the basis that the relocation arrangements and amounts were agreed through a proper process in 2015 and 2016 and were valid, binding and enforceable and were otherwise reasonable. The fact that Base Titanium has agreed higher rates for subsequent relocations many years later is not relevant. It is also not relevant to negotiations whether or not economically recoverable minerals were present on the suit land, as under the Constitution all minerals are considered public land that vests in and shall be held by the national government in trust for the people of Kenya.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, other than as disclosed in this Form 10-Q for the three and nine months ended September 30, 2024.

New Risk Factors Resulting from the Company’s Acquisition of Base Resources on October 2, 2024
Risks relating to forward-looking statements include:
•failure to complete and integrate proposed acquisitions, and/or to incorrectly assess the value of or risks associated with completed acquisitions, including our acquisition of mineral concessions at the Bahia Project, the Donald Project and Base Resources (which owns the Toliara Project) and any future acquisitions; and
•risks associated with fluctuations in price levels for HMS concentrate (“HMC”) and its components, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project, Toliara Project, the Donald Project and any other HMS project the Company may acquire or participate in, which could impact monazite supply for our RE Carbonate, separated REE and any other REE value-added product production.
Risks Related to our Business
Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure.
Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs for existing and planned operations. For the Toliara Project, the Donald Project and the Bahia Project, new infrastructure will need to be built to support activities. However, unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.
Risks associated with our REE business.
There are a number of risks inherent to our REE activities, which include the following revised risk:
The risk of achieving and maintaining an adequate supply of monazite feed for processing at the Mill. Although the Company has acquired the Bahia Project, it is currently at the exploration and permitting stage and is not an operating mine. The same consideration applies to the Toliara Project and the Donald Project, although the Toliara Project is at a more advanced stage. As a result, the Company does not currently own its own operating monazite-bearing mine(s) and is completely dependent on contractual arrangements for its REE feed sources at this time. There can be no guarantee that the Company will be able to secure adequate monazite supply over the long-term at suitable prices or that the Bahia Project, Toliara Project or the Donald Project will be developed into operating monazite-producing mines. In addition, the price the Company may be required to pay for monazite sands is subject not only to commercial factors but also to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential acquisitions of additional mines or resource properties and joint ventures with mine or resource property owners, but there can be no guarantee that any such acquisitions or joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore sources and rely on REE separation facilities located outside the U.S., we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources and/or REE separation facilities.
We may need additional financing in connection with the implementation of our business and strategic plans from time to time.
The exploration, construction, development and acquisition of mineral properties and the ongoing operation of mines and other facilities, including the Toliara Project, the Donald Project, the Bahia Project, and the Phase 2 and 3 REE separation circuits of the Mill, requires a substantial amount of capital and may depend on our ability to obtain financing through joint ventures, debt financing, equity financing and/or other means. We may accordingly need further capital in order to take advantage of further opportunities or acquisitions. Our financial condition, general market conditions, volatile REEs, HMC, uranium and vanadium markets, volatile interest rates, legal claims against us, a significant disruption to our business or operations, or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, volatility in the credit markets may increase costs associated with debt instruments due to increased spreads over relevant interest rate benchmarks, or may affect our ability, or the ability of third parties we seek to do business with, to access those markets. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings due to a low share price and may create the potential need for us to offer higher discounts and other value (e.g., warrants). There is no assurance that we will be successful in obtaining required financing as and when needed on acceptable terms, if at all.
We are subject to costs associated with decommissioning and reclamation of our properties.
For so long as we are and remain the owner and operator of the Mill, Kwale Operations, the Nichols Ranch Project and numerous HMC, uranium, uranium/vanadium, REE and HMS projects and other facilities located in the U.S., Brazil, Africa and elsewhere, and certain other permitting, construction, development and exploration properties, we are obligated to ultimately reclaim or participate in the reclamation of our properties upon the occurrence of certain predetermined criteria using closely monitored and carefully developed, approved methods. Our reclamation obligations in the U.S. are bonded, and cash and other assets have been reserved to secure a portion, but not all, of the bonded amounts. Although our financial statements will record a liability for the asset retirement obligation, and the bonding requirements are generally periodically reviewed by applicable regulatory authorities, there can be no assurance or guarantee that the ultimate cost of such reclamation obligations will not exceed the estimated liability to be provided on our financial statements. Further, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur.
Decommissioning plans for our properties in the U.S. have been filed with applicable regulatory authorities. These regulatory authorities have accepted the decommissioning plans in concept, not upon a detailed performance forecast, which has yet to be generated. Over time, further regulatory review of the decommissioning plans may result in additional decommissioning requirements, associated costs and the requirement to provide additional financial assurances, including as our properties approach or go into decommissioning. It is not possible to predict what level of decommissioning and reclamation (and financial assurances relating thereto) may be required in the future by regulatory authorities. The decommissioning and rehabilitation plan for Kwale Operations has been filed with the Kenyan National Environment Management Authority with approval to proceed granted on September, 25 2024. While the financial statements of Base Resources provide for the estimated costs of this decommissioning and rehabilitation for Kwale Operations, there can be no assurance or guarantee that the ultimate cost of such decommissioning and rehabilitation will not exceed the estimated liability provided in the financial statements.
We face heightened risks relating to the business we conduct in foreign jurisdictions which could have a material adverse effect on our operations, liquidity and/or financial condition.
The Company faces a number of risks related to conducting business operations in foreign jurisdictions (including Brazil, Australia and Africa), such as heightened risks of political instability, expropriation of assets, business interruption, increased taxation, import/export controls, unilateral modification of concessions and contracts. We also face the typical risks associated with doing business in foreign countries, including: different market and economic forces, resulting from new business environments with new competitors and different consumer preferences; dealing with local suppliers who may have a strong foothold in the area; the need to build up brand awareness and trust in a new market; different customer and supplier demographics; language and cultural barriers; extreme weather events and natural disasters that can present a sustained business risk relating to supply logistics and other factors; the additional requirements of foreign legal systems; the impacts of foreign tax requirements; the need to comply with foreign regulations and operations compliance; the need to comply with foreign legal systems, including as they relate to contract enforceability; the requirement to stay abreast of and remain in compliance with changing laws and regulations; inconsistent application of existing laws; social unrest; and the lack of purchasing power parity compared to domestic competitors. Any number of these risks could have a material adverse effect on our operations, liquidity and/or financial condition.
Our operations outside the United States and Canada require us to comply with a number of United States, Canadian and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
Our operations outside the United States and Canada require us to comply with a number of United States, Canadian, Australian, African and other international regulations. For example, our operations in countries outside the United States and Canada are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage, as well as to the Corruption of Foreign Public Officials Act (“CFPOA”), which is the Canadian equivalent of the FCPA. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and are implementing additional training and compliance programs for our employees and agents with respect to the FCPA and CFPOA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, and agents outside of the U.S. may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws may result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
The Company may face tax risks in certain operating foreign jurisdictions and unexpected taxes could be imposed on us which could have a material and adverse effect on our financial position.
Our operations and business in foreign jurisdictions, including Brazil, Australia and Africa, may increase our susceptibility to sudden tax changes. Taxation laws in these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. Any unexpected taxes imposed on us could have a material and adverse impact on our financial position.
We face risks associated with a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area which could have a material adverse effect on our operations, liquidity and/or financial condition.
In respect of the Company’s Bahia Project in Brazil, there is a risk of a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area or implementing a management plan in connection therewith that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining the Company’s Bahia Project, or portions thereof. Such an action could have a material adverse effect on our operations, liquidity and/or financial condition.
Our operations in Africa expose us to regional-specific social, political, economic and/or other risks.
The Company’s operations in Africa may expose us to uncertain social, political or economic conditions and/or other risks. Government agencies or other counterparties could seek to assert rights of expropriation, renegotiation or nullification of existing concessions, contracts and pricing benchmarks, challenges to title to properties or mineral rights or delays renewing licenses and permits. Such government agencies or other counterparties may also seek to impose onerous fiscal policy, onerous regulation, changes in law or policy governing existing operations, financial constraints and unreasonable taxation.
There is also a risk that foreign public officials or government agencies will act unreasonably towards us. There can be no assurance that these foreign public officials or government agencies or other counterparties will not take the steps noted above in respect of the Company’s operations and, if any such steps are taken, there can be no assurance that sufficient remedies will be available to recoup the investments that have been made to date in such areas. The occurrence of any such events in respect of the Company’s operations in such foreign nations could adversely affect the Company’s business and results of operations.
The development of the Toliara Project requires certain actions of the Government of Madagascar and the Company entering into binding agreements, neither of which may occur on a timely basis, at all or on acceptable terms. Further, the development of the Toliara Project is dependent on several factors beyond our control.
Development of the Toliara Project is dependent on lifting the current suspension of on-ground activities imposed by the Government of Madagascar and an agreement on the fiscal terms applicable to the project. There is no certainty that binding fiscal terms for the Toliara Project will be agreed and that the suspension will be lifted or that these milestones will be achieved on a timely basis.
Once the suspension is lifted, development of the Toliara Project will be dependent on several factors including, but not limited to:
•securing requisite fiscal and legal stability (e.g. through eligibility certification under the Law No. 2001-031 on large scale mining investments dated 8 October 2002 as amended by law No. 2005-022 dated 27 July 2005 and put into effect by Decree no 2003-784 dated 8 January 2003);
•entering into an acceptable investment agreement (or similar agreement) addressing fiscal and other key terms governing the Project and also providing necessary legal clarifications in relation to applicable law;
•ratification by the Malagasy Parliament of an acceptable investment agreement (or similar agreement);
•having monazite included as a mineral for exploitation on the Toliara exploitation permit on a timely basis or at all;
•securing requisite land access for the Toliara exploitation permit and the Toliara Project’s associated infrastructure;

•access to adequate capital to fund development;
•obtaining regulatory consents and approvals necessary for, or exemptions beneficial to, development and production on a timely basis or at all;
•commodity prices and securing necessary offtakes on reasonable terms;
•geotechnical conditions;
•recruitment and retention of appropriately skilled and experienced employees, contractors and consultants; and
•maintaining positive relations with host communities and regional and national governments/officials.

Risk associated with the closure of Kwale Operations.
The closure of Kwale Operations and conclusion of mining and processing activities is subject to several risks for the Company including, but not limited to:
•adequate financial provisioning for closure and rehabilitation;
•environmental contamination, including soil erosion and water pollution;
•potential harm to personnel on site during closure, including employees and contractors;
•meeting and adherence to evolving regulations and standards, as well as international industry good practice;
•managing community and Government relations and expectations and addressing any concerns;
•technical challenges in implementing effective rehabilitation methods;
•long-term monitoring as part of ensuring rehabilitation effectiveness and management of the tailings storage facility;
•maintaining public trust and social license through communication and engagement; and
•resolving current and potential legal disputes on acceptable terms, including with community, government and government related bodies, third party royalty holders and site employees (for example, over contractual obligations, severance packages, and associated employment termination issues).

Risks associated with the Donald Project Joint Venture.
Our ability to earn our 49% interest in the Donald Project is dependent on the occurrence of a positive FID. The development of the Donald Project and the ability of the parties to approve the FID and to develop and operate the project is dependent on a number of factors including, but not limited to:
•the project being fully permitted, including receiving approval of the work authority for the phase 1 mine plan and additional regulatory approvals required for the mining, transport and export of REE concentrate;
•an evaluation of the economics of phase 1 taking into account: the conclusions and recommendations in the Updated Phase 1 Definitive Feasibility Study; expected REE concentrate and HMC recoveries from the planned facilities; the development plan and budget for phase 1, and cash flow forecasts for both the joint venturers;
•the Company having secured commitments for satisfactory offtake and/or sales agreements for the separated REE products expected to be produced at the Mill from the Donald Project REE concentrate;
•Astron and/or the joint-venture entity, Donald Project Pty Ltd, having secured commitments for satisfactory offtake and/or sales agreements for HMC;
•Donald Project Pty Ltd having secured commitments for non-recourse and/or government-backed debt financing for the project development costs required in addition to the Company’s A$183 million earn-in amount;
•Donald Project Pty Ltd having secured certain land rights and/or access agreements for the project including its associated infrastructure;
•Donald Project Pty Ltd maintaining and renewing tenements relating to the Donald Project, including MIN5532, the current term of which expires in 2030 (and, for phase 2, the conversion of RL2002 into a mining lease);
•counter party risk in relation to Astron’s ability to perform its obligations under the Joint Venture Agreements;
•obtaining all required local, state and federal consents and approvals required on a timely basis; and
•securing construction and engineering contracts, as well as equipment and spare parts, on acceptable terms and in accordance with project requirements.

We are subject to foreign currency risks which could have a material impact on our cash flows and profitability.
Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses are measured in Canadian dollars. The operations of Base Resources are also primarily conducted in U.S. dollars, but Base Resources conducts some of its business in currencies other than the U.S. dollar (including, Australian dollars, Kenyan Shillings and Malagasy Ariary). The fluctuation of the Canadian dollar, Australian dollar, Kenyan Shilling and/or Malagasy Ariary in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, any strengthening of the U.S.

dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries. Any strengthening of the U.S. dollar in relation to the currencies of other countries makes the Company’s mineral impact less competitive in relation to similar activities in other countries and could have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.
We may not realize the anticipated benefits of previous acquisitions which could impair our results of operations, profitability and/or financial results.
We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp.’s U.S. Mining Division in 2012, including the Mill, certain of the Arizona Strip Properties, the Bullfrog Project and the La Sal Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; the Bahia Project in Brazil in 2023; the Donald Project in Australia in 2024; and Base Resources in 2024, which owns the Toliara Project in Africa, due to integration, operational and uranium, REE, HMC, uranium and/or vanadium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and, in some cases, we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in valuing the acquired assets and integrating the acquired assets into the Company. Our failure to properly value the assets and to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and/or financial results.
Our relationship with our employees may be impacted by changes in labor relations which could have a material adverse impact on our cash flows, earnings, results of operations and/or financial condition.
One of our new subsidiaries, Base Titanium Limited (“Base Titanium”), is a party to a collective bargaining agreement for a significant portion of its Kwale Operations workforce; however, none of our other operations or activities currently directly employ unionized workers who work under collective agreements. There can be no assurance that our employees or the employees of our contractors will not become unionized in the future or, in relation to Base Resources, that it will not become the subject of industrial action in relation to the portion of its Kwale Operations workforce that work under a collective agreement, which may impact our operations and activities. Any lengthy work stoppages may have a material adverse impact on our future cash flows, earnings, results of operations and/or financial condition.
Investors in jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments under their respective jurisdiction’s securities laws against an Ontario corporation.
Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are registered in the names of holders in the U.S. and we are a U.S. domestic issuer for reporting purposes with the SEC, and substantially all of our assets, operations and employees are in the U.S., the Company was incorporated in Ontario and, as a result, investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Form 8-K and the Company’s other SEC filings, including the FY23 Form 10-K, based on civil liabilities provisions of the federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence.
General Risk Factors
Russia’s Invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and rising concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.
Russia’s February 2022 invasion of Ukraine continues to severely impact global energy markets and supply chains by causing economic uncertainty, price volatility, supply shortages and national security concerns to such a degree that the International Energy Agency (“IEA”) has called it “the first truly global energy crisis, with impacts that will be felt for years to come.” As the Company is engaged in a number of energy sectors, including REEs, HMS, uranium and vanadium, it is expected that such global impacts will necessarily impact the Company, though the full extent of any such impacts are not well understood at this time. While supply and shipping impacts could materially interfere with our ability to conduct business, other global responses – such as the U.S. Inflation Reduction Act’s provision of funds for energy and climate programs, including the expansion of tax credits and incentives to promote clean energy technologies, and an apparent shift away from global reliance on Russian exports via government sanctions and other means – could materially benefit our business by creating additional market opportunities with utilities providers attempting to lessen their reliance on Russian markets.

The uranium industry also potentially faces renewed skepticism and distrust as a result of Russia’s invasion of Ukraine. According to the World Nuclear Association (“WNA”), “In the early hours of 4 March the Zaporizhzhia plant in southeastern Ukraine became the first operating civil nuclear power plant to come under armed attack. Fighting between forces overnight resulted in a projectile hitting a training building within the site of the six-unit plant. Russian forces then took control of the plant. The six reactors were not affected and there was no release of radioactive material. Since late October 2022, Russia has repeatedly targeted Ukraine’s civilian infrastructure, including the country’s energy system, with missile strikes. Widespread blackouts have resulted, and external power supply to all four of the country’s nuclear plants has been affected.” (WNA, “Ukraine: Russia-Ukraine War and Nuclear Energy,” Feb. 6, 2023). Russia’s interference with Ukrainian nuclear plants in violation of Article 56 of the Additional Protocol of 1979 to the Geneva Conventions, which states that nuclear power plants “shall not be made the object of attack, even where these objects are military objectives, if such an attack may cause the release of dangerous forces and consequent severe losses among the civilian population” (WNA, 2023), may result in increased and serious harm to global reception to nuclear energy due to the current war’s proximity to Chernobyl, site of the then-Soviet Union’s 1986 nuclear accident.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
At the closing of the Company’s acquisition of RadTran, the Company issued an aggregate of 321,197 Common Shares to RadTran’s Chief Executive Officer, Chief Operating Officer and Chief Technical Officer. Such issuances were exempt from the registration requirements of the United States Securities Act of 1933, as amended, under Section 3(a)(10) thereof.

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

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Uranerz Energy Corporation 2005 Non-Qualified Stock Option Plan, as amended and restated as of June 15, 2011 (4)
4.2	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC, dated April 10, 2024, as amended on May 28, 2024 (5)
4.3	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024 (6)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (7)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (8)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (9)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (10)
10.5	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024
10.6	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (11)
10.7
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (12)

23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed on June 24, 2015.
(5)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 24, 2024.
(7)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on March 25, 2024.
(8)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(9)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.
(12)	Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: October 31, 2024	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: October 31, 2024	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Accounting Officer and Interim Chief Financial Officer