Form 10-K
period 2024-12-31
ENERGY FUELS INC
filed 2025-02-26
CIK 1385849

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Table of Content
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
Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $971.30 million.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of common shares of the Registrant outstanding as of February 24, 2025 was 210,241,007.

Table of Content
DOCUMENTS TO BE INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our proxy statement for our 2024 Annual and Special Meeting of Shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

Table of Content
ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Table of Content

PART IV	257
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	257

Table of Content
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business and the expansion of our rare earth element (“REE”) initiatives, including work on our South Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”), our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, and our plans related to our recently acquired HMS properties, including the Kwale HMS project in Kenya (the “Kwale Project”) and the Toliara HMS and REE project in Madagascar (the “Toliara Project”) through the Company's acquisition of Base Resources Limited (“Base Resources” or “Base”), and the potential earn-in of up to a 49% joint venture interest in the Donald HMS and REE project in Australia (the “Donald Project”); plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS properties; historic estimated of resources and reserves; production estimates; maintenance and renewal of permits; expectations that the Company will be successful in working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate; any expectation that a positive FID will be made for the Toliara Project, Donald Project or Bahia Project and the timing of any such positive FIDs; any expectation that the Toliara Project, Donald Project and/or Bahia Project will be developed; and expectations for the outcome of pending litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, and that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and HMS mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Toliara Project, Donald Project and Bahia Project; risks associated with the reclamation and closure of our Kwale Project; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks, risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

Table of Content
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
•risks associated with estimating mineral extraction and recovery, forecasting future price levels necessary to support mineral extraction and recovery, and our ability to increase mineral extraction and recovery in response to changes in market conditions;
•uncertainties and liabilities inherent to conventional mineral extraction and recovery and/or in situ recovery (“ISR”);
•risks associated with our commercial production of RE Carbonate, separated NdPr, REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”) at the Mill or elsewhere, including risks: that we may not be able to produce REE products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; of not being able to sell our REE products at acceptable prices; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks associated with changes to federal, state and/or local administrations that could negatively impact our business;
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
•risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation, changes in regulatory attitudes and approaches, and delays in obtaining permits and licenses;
•risks associated with increased regulatory requirements applicable to our operations;
•risks associated with our dependence on third parties in the provision of transportation and other critical services;
•risks associated with defects to title of our mineral properties, or our ability to obtain, extend or renew land tenure, including mineral leases and surface use agreements, and to negotiate access rights on certain properties, on favorable terms or at all;
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
•the adequacy and costs of retaining, our insurance coverage, and uncertainty as to reclamation and decommissioning liabilities;
•the ability of our bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending resolution;
•our ability to meet our obligations to our creditors and to access credit facilities on favorable terms;
•failure to complete and integrate proposed acquisitions, and/or incorrectly assess the value or risks associated with acquisitions;
•risks associated with the Toliara Project, including: risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Government of Madagascar over time; country risks, including the risk of government instability and expropriation risks; risks of challenges by special interest groups and other parties; and risks associated with reclamation of the Kwale Project;
•human rights-related risks associated with the conduct of business in foreign countries, including risks associated with potential occurrences of forced labor, child labor and sex trafficking, that the Company may not be able to identify and address;
•risks associated with a Brazilian federal or state government with respect to permitting of future exploration or production at the Bahia project or enacting additional conservation units or environmental protection areas or implementing management plans in connection therewith that could impact planned exploration or production at the Bahia Project;
•risks associated with fluctuations in price levels for HMS products, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production;
•risks posed by fluctuations in share prices, exchange rates, interest rates, general economic conditions, and lack of dividends;
•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, copper (if and when produced) HMS product and REE price levels, including prices for RE Carbonates, separated REE oxides and other REE products;

Table of Content
•market prices of uranium, vanadium, REEs, heavy mineral concentrate (“HMC”), HMS products and (if relevant) copper, which are cyclical and substantially variable;
•risks associated with future uranium sales, if any, being required to be made at spot prices, unless we are able to continue to enter into new long-term contracts at satisfactory prices in the future;
•risks associated with our vanadium and REE product sales, generally being required to be made at spot prices;
•risks associated with HMC and its component sales, if any, being tied to ilmenite, rutile, leucoxene and zircon spot prices as well as derived-product titanium and zirconium spot prices;
•failure to obtain suitable uranium sales terms at satisfactory prices in the future, including spot and term sale contracts;
•failure to obtain suitable vanadium, copper (if and when produced), HMS and its components or RE Product sales terms;
•risks that we may not be able to fulfill all our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiated means that are unfavorable to the Company;
•risks associated with any expectation that we will successfully help in the cleanup of historic abandoned uranium mines;
•risks associated with asset impairment due to market conditions, and lack of access to markets and the ability to access capital;
•risks associated with our ability to raise debt financing as may be required or desirable;
•risks associated with public and/or political resistance to nuclear energy or uranium extraction and recovery;
•uranium industry competition, international trade restrictions and the impacts they have on world commodity prices of foreign state-subsidized production, and wars or other conflicts influencing international demand and commercial relations;
•risks associated with foreign government actions, policies and laws and foreign state-subsidized enterprises with respect to REE production and sales, which could impact REE prices, access to global and domestic markets for the supply of REE-bearing ores, and our sale of RE Carbonate, REE oxides or other REE products and services globally and domestically;
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
•risks related to dilution of currently outstanding shares from additional share issuances, and/or depletion of assets;
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
•risks of land exchanges between federal and state agencies that may impact our unpatented mining claims and other rights;
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Toliara Project and Donald Project will not reach a positive FID.

Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, HMC, HMS products, REE products and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium, HMC, HMS product, REE product and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our HMS production, RE Carbonate production, production of separated REE oxides or any other proposed REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development

Table of Content
projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no additional conservation units or environmental protection areas or management plans or unanticipated restrictions that could impact planned exploration or production at or restrict the Company’s ability to or prevent the Company from exploring or mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company's existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.

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

CAUTIONARY NOTE TO INVESTORS CONCERNING DISCLOSURE OF MINERAL RESOURCES AND RESERVES
We are a U.S. domestic issuer for United States Securities and Exchange Commission (the “SEC”) reporting purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are incorporated in Ontario, Canada and also listed on the TSX, this Annual Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for the year ended December 31, 2024, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework effective as of 2021, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral

Table of Content
Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

For purposes of S-K 1300 and NI 43-101, as of December 31, 2024, the Company was classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.

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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
•HMS: Heavy Mineral Sand.
•HMS products: salable products produced from the separation of HMS, including ilmenite, rutile and zircon.
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

Table of Content
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

Table of Content
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

The Company’s U.S.-based assets, which include uranium, vanadium and REE extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly, as the case may be, by the Company’s wholly owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). The Company, through its wholly owned subsidiary Energy Fuels Brazil Ltda., acquired the Bahia Project in the State of Bahia, Brazil on February 10, 2023, which consists of 19 mineral concessions totaling approximately 41,951 acres or 65.5 square miles. All of the Company’s U.S.-based employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly owned subsidiary of EF Holdings, which also serves as operator of all of the Company’s U.S. properties.

On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Project. As of December 31, 2024, the Company owns 4.49% of the Donald Project JV. See “Part I, Item 1. Material Transactions and Corporate Developments,” below for more information.
On August 16, 2024, the Company acquired RadTran LLC (“RadTran”), a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. See “Part I, Item 1. Material Transactions and Corporate Developments,” for more information.

On October 2, 2024, the Company acquired Base Resources, which owns the now-winding-down Kwale HMS project in Kenya and the Toliara HMS and REE development project in Madagascar, further increasing its portfolio of other HMS/monazite/REE projects around the world. See “Part I, Item 1. Material Transactions and Corporate Developments,” for more information.
A diagram depicting the organizational structure of the Company and its subsidiaries, including the name, place of incorporation and proportion of ownership interest of each entity, is included as Exhibit 21.1 to this Annual Report. Energy Fuels owns a number of inactive subsidiaries which have no material assets or liabilities and do not engage in any material business activities.

Each of the Company’s U.S. subsidiaries has its principal place of business and corporate office at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, though additional support offices are located at a number of Company properties. The registered office of EFUSA and principal place of business for the Company is at 225 Union Blvd., Suite 600, Lakewood, Colorado 80228, USA, and the registered office of the Company is located at 82 Richmond Street East, Suite 308 Toronto, Ontario, M5C 1P1, Canada. The Company’s website address is www.energyfuels.com.

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

Business Overview
We responsibly produce several of the raw materials needed for clean energy and advanced technologies, including uranium, vanadium, HMS and REE. The Company owns conventional uranium, uranium/vanadium and HMS properties and projects in

Table of Content
various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby.
The Mill is working to establish itself as a critical minerals hub in the U.S. with its uranium, vanadium, REE and potential radioisotope production. Uranium is the fuel for carbon-free, emission-free baseload nuclear power, and one of the cleanest forms of energy in the world. The REEs we are now producing are used to manufacture permanent magnets for electric vehicles (“EVs”), hybrid EVs, wind turbines, advanced robotics, defense technologies and other technologies. The radioisotopes we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer-fighting therapeutics.
In addition, Energy Fuels recovers uranium from other uranium-bearing materials not derived from natural or native ores, referred to as “Alternate Feed Materials,” at its Mill, thereby recycling materials back into the market that would otherwise be lost to direct disposal.
The Company is currently acquiring monazite from a third-party miner in Florida and Georgia, which it processes into RE Carbonate and separated REEs.
The Company has also secured its own sources of uranium- and REE-bearing monazite sands in furtherance of a fully integrated U.S.-based REE supply chain, which include:
•The Toliara Project in Madagascar acquired through the Company's 100% acquisition of Base Resources on October 2, 2024 (see “Part I, Item 1. Description of Business - Material Transactions,” and “Part I, Item 2. Description of Properties - The Toliara Project” below).
•The Donald Project in Australia through the Company's Donald Project JV, which was created on June 3, 2024 when the Company executed JV Agreements with Astron to jointly develop and operate the Donald Project JV (see “Part I, Item 1. Description of Business - Material Transactions,” and “Part I, Item 2. Description of Properties - The Toliara Project” below).
•The Bahia Project in Brazil acquired in February 2023 (“Part I, Item 2. Description of Properties - The Bahia Project” below).
The very heart of our business – uranium and rare-earth production and recycling – helps us play a part in addressing global climate change, reducing air pollution, and making the world a cleaner and healthier place.
Segment Information
Following the Company's acquisition of Base Resources (see “Part I, Item 1. Material Transactions and Corporate Developments,” below), the Company reevaluated its segments to reflect its operations and certain changes in the financial information regularly reviewed by the Company's Chief Operating Decision Maker (“CODM”).
Following this reevaluation, the Company has three reportable segments based on its operations and the financial information regularly reviewed by the CODM: (i) uranium, (ii) HMS and (iii) REE.
The uranium segment engages in conventional and ISR uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the United States. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is natural uranium concentrate, or U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill within the uranium segment. In addition, within the uranium segment, the Company is exploring opportunities to separate radium-226 and radium-228 as a byproduct of uranium and thorium process streams in its existing mines for potential use in the production of medical isotopes for emerging targeted alpha therapy (“TAT”) cancer treatments.
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project, Toliara Project and the Company's equity method investment in the Donald Project JV. The Company has recovered HMS, with its stand-alone ilmenite, rutile and zircon to provide sources of titanium (“TiO2”) and zirconium (“ZrO2”) from the now-winding-down Kwale Project and plans to recovery HMS, TiO2, ZrO2 and monazite from its Bahia Project, Toliara Project and interest in the Donald Project, once all permitting and approvals are received and development is completed at those projects.
The REE segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and (in the future) “heavy” separated REE oxides. The Company has been producing a mixed RE Carbonate from third-party sourced monazite sands at the Mill since 2021. During the year ended December 31, 2024, Energy Fuels completed the modifications and enhancements of its infrastructure at the Mill (“Phase 1”) to install the capacity to

Table of Content
produce up to 800 – 1,000 metric tons (“tonnes”) of separated NdPr per year from monazite, from which the Company produced 38 tonnes of separated NdPr during 2024. Now that the Company has developed and commissioned its Phase 1 REE separation circuit, the Company’s focus will be on the production of separated REE products rather than the continued production of mixed RE Carbonate. The Company expects to procure monazite through Company-owned mines like the Toliara Project and Bahia Project, as well as its joint venture interest in the Donald Project and other potential joint ventures or other collaborations, in each case upon successful development of the projects and open market purchases.
Uranium Segment
Our primary product is U3O8 (also known as natural uranium concentrate), which, when further processed, becomes the fuel for the generation of clean nuclear energy. According to the most recent data from the Nuclear Energy Institute, nuclear energy provides 18% of the total electricity and 46% of the clean, carbon-free electricity generated in the U.S. The Company generates uranium revenues from extracting and processing materials for the recovery of uranium (and vanadium) for our own account, as well as from purchasing and toll processing materials for others.
Energy Fuels is engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the U.S. The Company also extracts and recovers vanadium from certain of its uranium projects (and the projects of others), as market conditions warrant. The Company also continues to evaluate the potential to recover radioisotopes from its existing process streams needed for emerging TAT cancer therapeutics. The Company’s Mill is the only conventional uranium mill, and the only uranium, vanadium and REE recovery facility operating in the U.S., and has a licensed capacity to produce over 8 million pounds of U3O8 per year.
In 2022, we entered into three long-term uranium contracts with major U.S. utilities, and in 2024, we entered into a fourth long-term contract with a major U.S. utility. During 2025, the Company expects to sell 200,000 to 300,000 pounds of uranium under these contracts during Q2- and Q3-2025, ramping up to 630,000 to 880,000 pounds of U3O8 sales in 2026. To deliver under these contracts, the Company commenced ore production at three (3) of its conventional uranium mines in late-2023, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah. During the year ended December 31, 2024, the Company mined ore containing 350,000 pounds of U3O8 from these three mines.
Conventional Operations
The Company conducts its conventional uranium, vanadium and potential medical radioisotope extraction (along with REE activities discussed below) and recovery activities through the Mill, which is the only operating conventional uranium mill, and the only uranium and vanadium processing facility in the United States. The Mill, located near Blanding, San Juan County, Utah, is centrally located such that it can conveniently and cost-effectively be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchases or toll milling arrangements with third parties in the region, as market conditions warrant.
The Mill is licensed to process 2,000 tons of ore per day and produce over 8 million pounds of U3O8 per year. It is primarily a uranium recovery facility but can also recover REEs and vanadium from various uranium ores. During the year ended December 31, 2024, the Company recovered 158,000 pounds of uranium at the Mill including 2,000 pounds of uranium from its monazite processing. An additional 4,000 pounds of uranium from its monazite processing is expected to remain in circuit and not be packaged until 2025 or later. The Mill can recycle other uranium-bearing materials not derived from natural or native ores, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In addition, the Mill is also evaluating the potential to recover certain radioisotopes from its existing process streams that can be used for TAT medical purposes.
The Mill has historically operated on a campaign basis, whereby mineral processing occurs as mill feed, contract requirements and/or as market conditions warrant. Over the years, Company-owned and third-party owned conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby in response to changing market conditions.
Once production is fully ramped up at the three mines, which is currently planned for 2025, the Company expects to be producing uranium at a run-rate of approximately 1.1 to 1.4 million pounds per year. Ore mined from the three mines during 2025 will be stockpiled at the Mill and be available for processing that may start as early as 2025 but may be deferred to later years, depending on market conditions, contract requirements and the Mill’s schedule. The Company is also preparing one (1) conventional mine (the Whirlwind mine) to commence uranium production within one year from a “go” decision, which (when combined with the Nichols Ranch ISR Project discussed below) would increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year.

Table of Content
During the year ended December 31, 2024, the Company continued to produce uranium from its alternate feed recycling program, which totaled approximately 158,000 pounds of finished U3O8. During 2025, the Company expects to mine ore from its Pinyon Plain, La Sal and Pandora mines containing 730,000 to 1,170,000 pounds of U3O8, depending on mining rates, contract requirements, and market conditions. In addition, the Company expects to receive additional alternate feed materials, cleanup material and to purchase ore from 3rd party miners containing approximately 160,000 to 200,000 pounds of U3O8, which when combined with the mined ore is expected to result in an increase in uranium contained in ore inventories and work in process during the year by 890,000 to 1,370,000 pounds of U3O8. The Company also expects to produce between 200,000 and 250,000 pounds of finished U3O8 during the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials.
Additionally, the Company is preparing one additional conventional mine in Colorado (Whirlwind) for expected production within one year from a “go” decision and is advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to potentially strong uranium market conditions. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2026. In 2025, the Company plans to continue to advance permitting and development on the Roca Honda and Bullfrog projects, which together with the Company's Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. The Company also expects to commence an ore buying program from third-party conventional miners in 2025, which is expected to further increase the Company's uranium production profile. As the Company is ramping up its uranium production, it can rely on its uranium inventories and potential purchases of U.S. origin uranium on the spot market to supplement its uranium production if necessary to fulfill its contract requirements.
The Company will continue to selectively sell its vanadium pentoxide (“V2O5”) inventory (approximately 905,000 pounds as of December 31, 2024) on the spot market as markets warrant, but will otherwise continue to maintain it in inventory. No vanadium production is currently planned for 2025, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Company currently has approximately 393,000 pounds of finished U3O8 inventory held at the Mill and at conversion facilities owned by ConverDyn and Cameco, along with approximately another 725,000 pounds of U3O8 contained in stockpiled Alternate Feed Materials, mineralized material inventory and work in process that is expected to be processed for recovery in the future. In addition, there remains an estimated 1.0 to 3.0 million pounds of solubilized recoverable V2O5 remaining in the Mill’s tailings facility awaiting future recovery, as market conditions may warrant. See Part II, Item 7 “ISR Extraction Recovery Activities.”
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
The Company’s principal conventional properties include the following:
•the Mill, which is an operating 2,000 ton-per-day uranium, vanadium and REE processing facility located in Utah and held through the Company’s subsidiary EFR White Mesa LLC. See “Part I, Item 2. The White Mesa Mill”;
•the Pinyon Plain Project, which is a fully permitted and operating uranium project with all surface facilities and a shaft in place (see “Part I, Item 2. The Pinyon Plain Project”);
•the La Sal Complex of uranium and uranium/vanadium projects (the “La Sal Project”) (see “Part I, Item 2. The La Sal Project”) and the Whirlwind uranium/vanadium project (the “Whirlwind Project”), both of which are located near the Colorado/Utah border (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See “Part I, Item 2. Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau”;
•the Roca Honda Uranium Project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd. and Roca Honda Resources LLC. See “Part I, Item 2. The Roca Honda Project”;

Table of Content
•the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including permitted open pit and underground components held by the Company’s subsidiary Energy Fuels Wyoming Inc. See “Part I, Item 2. The Sheep Mountain Project”;
•the Bullfrog Project (the “Bullfrog Project”), which is located in south central Utah near the town of Ticaboo, and which is held by the Company’s subsidiary EFR Henry Mountains LLC. See “Part I, Item 2. The Bullfrog Project”;
•the Wate project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 Project, which is a fully permitted uranium project on standby; and the EZ properties, which are uranium deposits in the exploration and evaluation stage. All of the Company’s Arizona Strip properties are held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See “Part I, Item 2. Non-Material Mineral Properties – Other Conventional Uranium Projects – Arizona Strip”; and
•a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See “Part I, Item 2. Non-Material Mineral Properties.”
ISR Operations
The Company conducts its ISR activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through its acquisition of Uranerz Energy Corporation (“Uranerz”).
The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”); and (iv) a licensed satellite ISR uranium project (the “Hank Project”), which, if and when put into production would include an ISR satellite processing plant (the “Hank Satellite Plant”) that, when constructed, would produce loaded-resin, and associated planned wellfields (together, the “Hank Property”). See “The Nichols Ranch ISR Project” under Item 2 below. Also through the acquisition of Uranerz, the Company acquired the West North Butte property (the “West North Butte Property”) and the North Rolling Pin property (the “North Rolling Pin Property”), as well as the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties held 81% by Energy Fuels and 19% by United Nuclear, LLC (see “Part II, Item 8. Financial Statements and Supplementary Data - Note 18 Related Party Transactions”).
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
Construction of the Nichols Ranch Plant, other than the elution, drying and packaging circuits, was completed in 2013, and it commenced uranium recovery activities in 2014. In 2015, the Company commenced construction of an elution circuit at the Nichols Ranch Plant, which was completed and began operations in early 2016. The Nichols Ranch Project was placed on standby in 2020. As a result, the Company recovered de minimis pounds of U3O8 from the Project in 2024 and expects to recover de minimis quantities of U3O8 in 2025, unless production recommences in 2025. Nichols Ranch is expected to be able to ramp back up to commercial production levels with limited required capital within approximately six to twelve months of a decision to recommence production. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production within 12 months of a “go" decision. See “Part II, Item 7. Operations Update and Outlook for 2025: ISR Extraction and Recovery Activities.”
Mineral Exploration
Energy Fuels holds a number of exploration properties in the Colorado Plateau, Arizona Strip, and Powder River Basin Districts. Energy Fuels conducted intermittent exploration drilling on numerous projects in the period from February 2007 through December 2013. Several of those projects have been abandoned or sold. No further exploration drilling has been performed at these properties since 2013. See “Part I, Item 2. Non-Material Mineral Properties.”
In 2024, the Company conducted delineation drilling at the Nichols Ranch Project to plan out future wellfields to be ready for potential recommencement of production in late 2025 or 2026. In addition, in 2025, the Company is conducting additional infill

Table of Content
drilling on land associated with the Jane Dough portion of the Nichols Ranch Project held by the Arkose JV. See “Part I, Item 2. The Nichols Ranch Project, The Company’s Planned Work”.
Following the completion of delineation drilling of the Juniper Zone at the Company's Pinyon Plain Project in 2025, the Company plans to update the Mineral Resource associated with the Juniper Zone and declare a Mineral Reserve on the Juniper Zone if mining of the Juniper Zone indicates positive economics. See “Part I, Item 2. The Pinyon Plain Project, The Company’s Planned Work.”
Recovering Medical Isotopes for Advanced Cancer Therapies
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
Since July 2021, Energy Fuels and RadTran, a private company specializing in the separation of critical radioisotopes, have been working under a Strategic Alliance Agreement to evaluate the feasibility of recovering Ra-226 and Ra-228 from existing uranium process streams at the Mill. Recovered Ra-226 and Ra-228 would be made available to the pharmaceutical industry and others to enable the production of Ac-225, Pb-212 and potentially other leading medically attractive TAT isotopes. These isotopes are critical components in the development of targeted alpha therapies, which offer promising new treatments for various cancers. The global shortage of Ra-226 and Ra-228 currently presents a significant barrier to the advancement and commercialization of these therapies.
Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently completing test work and engineering on its R&D pilot facility for Ra-226 production. During the remainder of 2025, Energy Fuels plans to set up the first stages of the pilot facility and expects to produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 and potentially Ra-228 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals. The Company’s current R&D activities are being conducted using existing Mill facilities without the need for capital improvements of any significance. Capital development for future commercial production capabilities, upon successful production at the R&D level, would be expected to be supported by future offtake agreements for radium production.
On August 16, 2024, the Company acquired RadTran, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of Ra-226 and Ra-228 from uranium process streams. This strategic acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment.

Table of Content
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of: (i) on closing, $1.5 million in cash, $1.5 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14 million in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including achieving initial production, securing suitable offtake agreements to justify commercial production and reaching commercial production. See Note 3 – Transactions to the consolidated financial statements for more information.
There are a number of risks inherent to the Company’s isotope activities. See “Item 1A. Risk Factors” under Item 1A, below.
Heavy Mineral Sands Segment
Heavy mineral sands (“HMS”) are typically old beach or dunal sands that contain concentrations of important titanium minerals (including rutile and ilmenite), zircon and monazite. These minerals are physically heavy and are also called ‘heavy minerals’.
The titanium and zircon minerals can be used for a variety of industrial purposes and are found in a range of everyday consumer goods such as pigment for paint, paper and plastics as well as toothpaste, sun cream and homewares such as ceramics. Monazite is a rich source of rare earth elements prized for their use in permanent magnets, mostly for electric vehicle traction motors, advanced robotics, defense technologies, and direct drive wind turbines.
Because of their widespread use in industrial and consumer goods, demand for HMS is strongly linked to global GDP growth and, in the case of monazite, the world’s green energy transition and deployment of advanced technologies. New housing construction, health of emerging economies and the seasonal northern hemisphere painting season (dry and warm months) are all key drivers of demand for mineral sands.
Since 2021, the Company has been acquiring monazite from The Chemours Company's HMS operations in Florida and Georgia, USA, which it has used for the production of RE Carbonate and separated NdPr at the Mill.
As part of its strategy to procure monazite, the Company has acquired the Toliara Project in Madagascar through its acquisition of Base Resources, the Bahia Project in Brazil and a joint venture interest in the Donald Project in Australia, each of which the Company believes holds significant quantities of HMS, including monazite. As part of the Base Resources acquisition, the Company also acquired the Kwale Project in Kenya, which has ceased production at the end of 2024 and is currently in reclamation.
The Toliara Project
The Toliara Project is an HMS and REE project located in southwestern Madagascar that is in the permitting and development phase. The Ranobe deposit, which forms the basis of the Toliara Project, is located some 18 km inland and 45 km north of the regional port town of Toliara, approximately 640 km southwest of Antananarivo, the capital of Madagascar. The Company is currently working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate, which includes adding monazite to the exploitation permit. The Company is also progressing towards a final investment decision (“FID”). It is expected to take until February 2026 to complete the following necessary work to reach a FID:
•completion of the necessary land acquisitions;
•finalization of funding arrangements;
•addition of monazite as a mineral for exploitation to Permis D'Explotation 37242;
•the formalization of fiscal terms with the Government of Madagascar; and
•entry into of offtake agreements and major construction contracts.
(see “Part I, Item 2. The Toliara Project”)
The Donald Project
The Donald Project is an HMS and REE project in the permitting and development phase, located in the Wimmera region of Victoria, Australia. It is located approximately 300 km northwest of Melbourne. The Company has the right to earn up to a 49% interest in a joint venture on the project, by investing AUD$183 million in the project and issuing $17.5 million in shares. As of December 31, 2024, the Company has earned a 4.49% interest in the joint venture.
The Company is currently funding a Pre-FID budget to move the Donald Project to a FID. Ongoing work includes final permitting efforts, community engagement, final engineering design, and updating the JORC compliant Mineral Resources and Ore Reserves to S-K 1300 and NI 43-101 compliant Mineral Resources and Mineral Reserves. The Company plans to spend

Table of Content
approximately AUD$22.3 million (approximately $13.9 million at December 31, 2024 exchange rates) during the Pre-FID period. (see “Part I, Item 2. The Donald Project”).
The Bahia Project
The Bahia Project is an HMS and REE project comprised of 19 heavy minerals concessions covering 41,951 acres or 65.5 square miles located in Brazil, that is in the exploration/permitting phase. The Company plans to restart is drilling program in 2025 once the appropriate permits and surface access arrangements are in place. In addition to the Company-owned sonic drill rig, the Company plans to employ a contract drill rig to increase the overall pace of drilling at the Project with the goal of getting enough information to declare a S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in late 2025 or early 2026. The Company is also advancing its permitting efforts at the Bahia Project to include baseline studies and other necessary studies to move the Bahia Project forward. (see “Part I, Item 2. The Bahia Project”).
The Kwale Project
The Company also acquired the Kwale Project in Kenya as part of its acquisition of Base Resources. Mining at the Kwale Project commenced in 2013 and recently concluded at the end of December 2024, following depletion of the remaining ore reserves. Between October 2, 2024 and December 31, 2024, the Company sold 48,302 tonnes, 17,529 tonnes, and 2,477 of ilmenite, rutile, and zircon, respectively, from the Kwale Project, generating $39.87 million in revenues. Processing activities concluded in early January 2025. The sale of all remaining product stockpiles is underway and expected to be completed during the first quarter of 2025. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all the mining areas are fully reclaimed, scheduled for completion in 2025 with monitoring for a further 2 years prior to final site handover to the Government of Kenya. Reclamation of the tailings storage facility on site has commenced and is expected to be completed in 2027, with ongoing post-closure monitoring continuing through 2037. (see “Part I, Item 2. Non-Material Mineral Properties – Kwale Project”).
Mineral Exploration
As described above, the Company plans to restart its drilling program at the Bahia Project in 2025, once the appropriate permits and surface access arrangements are in place, with the goal of getting enough information to declare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in late 2025 or early 2026. See “Part I, Item 2. The Bahia Project, The Company’s Planned Work.” In addition, the Company has been granted prospecting licenses in Kenya and is actively exploring one of these, which is located to the south of the Company’s Kwale operations, with an auger drill program in progress.
HMS Operations Managed out of the Company’s Perth, Australia, Office
The monazite concentrates produced from the Toliara, Donald and Bahia projects is expected to be shipped to the Company’s White Mesa Mill in Utah for processing into separated REE products. (See below). The Company’s HMS operations are managed out of the Company’s office in Perth Australia. As at December 31, 2024, 1,160 of the Company’s 1,370 employees were involved in the Company’s HMS operations.
Rare Earth Elements Segment
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
The Company continues to advance its REE program at the Mill, along with the Mill’s uranium production, to fully capitalize on the Mill's unique and valuable capabilities. To further its REE initiatives, the Company constructed enhancements and modifications to existing circuits at the Mill for commercial separation of NdPr, while at the same time producing a “heavies” (Sm+) RE Carbonate. The Company completed construction of Phase 1 in late Q1-2024, fully commissioned its project in Q2-2024 and completed its initial run in Q3-2024. See “REE Separation Circuits at the Mill” below.
REE Separation Circuits at the Mill
The Company continues to make progress toward full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company produced a mixed RE Carbonate from monazite sands at the Mill between 2021 and 2024. In 2024, Energy Fuels completed the modification and enhancement of its infrastructure at the Mill (“Phase 1”), described in more detail below, which is now capable of producing up to 850 – 1,000 tonnes of separated

Table of Content
NdPr. The Company is also planning further enhancements to expand its NdPr production capability and to produce separated dysprosium (“Dy”), terbium (“Tb”) and potentially other REE materials in the future (“Phase 2”), described in more detail below, from monazite concentrates. The Company is focused on monazite at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs and hybrid EVs, along with uses in other clean energy and defense technologies. The grade of uranium contained in the monazite, which is generally comparable to typical Colorado Plateau uranium deposits, will also be recovered at the Mill.
In 2022, the Company began development of its Phase 1 REE separation facilities at the Mill, which were completed in late Q1-2024, fully commissioned in Q2-2024 with the initial run completed in Q3-2024. The Phase 1 REE separation facilities involve modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and have the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Because Energy Fuels utilized existing infrastructure at the Mill, Phase 1 capital including commissioning totaled approximately $19 million (depending on the offset value of NdPr production during the commissioning process, which has yet to be sold). This is favorable to the Company’s initial budget by approximately $6 million due to higher than expected quantities of NdPr produced during commissioning.
Prior to the commissioning of the Phase 1 REE separation circuit, the Mill produced a mixed RE Carbonate that contained all the rare earth elements (light and heavy REEs). With the commissioning of the Phase 1 REE separation circuit, the Mill produces separated NdPr and an Sm+ mixed RE Carbonate that contains only the heavy REEs (including Dy and Tb). The Sm+ mixed RE Carbonate can be sold on the market to other facilities to separate the heavy REEs or stockpiled at the Mill for separation of the heavies upon completion of the Phase 2 REE separation facility. With the Commissioning of the Phase 1 REE separation facility and the planned development of the Phase 2 REE separation facility, the Company does not intend to continue production of a mixed RE Carbonate that contains both light and heavy REEs.
During Phase 2, Energy Fuels expects to expand its NdPr separation capabilities at the Mill, with an expected capacity to process approximately 40,000 to 60,000 tonnes of monazite per year, containing approximately 20,000 to 30,000 tonnes of TREO, containing approximately 4,000 to 6,000 tonnes of NdPr per year, or sufficient NdPr for 2.0 to 6.0 million EVs/hybrid EVs per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities.
During Phase 2, Energy Fuels also expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy, Tb, and potentially other separated REE’s and advanced materials. The Company will also evaluate the potential to produce lanthanum (“La”) and cerium (“Ce”) products, along with potentially other REE products. Monazite naturally contains higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. Phase 2 is expected to enable Energy Fuels to produce separated Dy, Tb, and potentially other “light” and “heavy” products. Prior to the construction of Phase 2, the “heavy” Sm+ RE carbonate produced during Phase 1 will either be sold on the market or stockpiled at the Mill as feed for separation into Dy and Tb and potentially other separated REE's and advanced materials at the Mill once the Phase 2 separation circuit is available. The Company expects to complete Phase 2 in 2028, subject to licensing, financing, and receipt of sufficient feed.
The acquisitions of the Toliara Project, Bahia Project and the Company's joint venture interest in the Donald Project are part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business. The Company expects to procure monazite through these Company owned mines, joint ventures or other collaborations, and open market purchases, like the Company’s current arrangement with The Chemours Company.
See also “The Rare Earth Element Market,” below, for further details on the REE market and “Part II, Item 7. Rare Earth Sales” and “Rare Earth Element Initiatives” for further details on the above-referenced REE developments.
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

Table of Content
focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of December 31, 2024, the Foundation has awarded 30 grants totaling $0.64 million, of which $0.25 million was committed to American Indian initiatives. The Foundation’s website address is: https://sanjuancountycleanenergy.org/. The Foundation’s website and the contents thereof should not be considered to be incorporated by reference into this Annual Report.
Material Transactions and Corporate Developments
Acquisition of Base Resources
On October 2, 2024, Energy Fuels completed the acquisition of all of the fully paid ordinary shares (the “Transaction”) of Base Resources pursuant to a Scheme Implementation Deed (the “Deed”). Under the Deed, at closing, each holder of ordinary shares of Base Resources received share consideration and AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total share consideration issued by Energy Fuels was $178.44 million and the total special dividend value was approximately $55.1 million. Holders of ordinary shares of Base Resources that resided in certain jurisdictions received the net proceeds from the sale of the Company’s common shares made by a nominee in lieu of the share consideration. See Note 3 – Transactions to the consolidated financial statements.
The Company, through its newly acquired subsidiary Base Resources (as of October 2, 2024), owns the Toliara Project. In addition to its ilmenite, rutile and zircon production capability, the Toliara Project also contains large quantities of monazite, which, upon development, would be shipped to the Mill for the recovery of REEs and the contained uranium.
Although the Toliara Project holds a mining permit that allows production of ilmenite, rutile and zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into a Memorandum of Understanding (the “MOU”) with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The MOU is the culmination of extensive negotiations over several years with the Malagasy Government on fiscal and other terms applicable to the Toliara Project and is a major step forward in advancing the Project. Now that the Government has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive Financial Investment Decision (“FID”), which the Company expects to make in early 2026.
While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism” consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification”) under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM”); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment”) in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Company and the Government of Madagascar are currently pursuing option (b) by working towards an LGIM Amendment and to have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law. As part of the Project Certification process, the Company and the Government of Madagascar will include the recovery of Monazite in the Toliara Project's mining permit The Company currently expects that the LGIM Amendment process could be completed in Q2 2025 with the Project Certification and Investment Agreement, if required, approval by the end of Q3 2025. However, there can be no assurance as to the timing of achieving sufficient legal and fiscal stability or the timing for approval of the addition of Monazite to the mining permit. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project (see “Part I, Item 2. The Toliara Project”).
Base Resources also owns the Kwale Project in Kenya, which completed its mine life in December 2024 and has commenced reclamation activities. (see “Part I, Item 2. Non-Material Mineral Properties – Kwale Project”).

Table of Content
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed JV Agreements with Astron, creating the Donald Project JV to jointly develop and operate the Donald Project in Australia, which is a well-known HMS and REE deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has most licenses and permits in place (or at an advanced stage of completion) for ilmenite, rutile and zircon production and is in the process of updating those licenses to also include the production of monazite. (see “Part I, Item 2. The Donald Project”). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $114 million at December 31, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $12.90 million was invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Common Shares to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares were issued in September 2024 upon the satisfaction of certain conditions precedent and the remainder would be issued upon a positive FID. See Note 3 – Transactions for more information.
Acquisition of RadTran LLC
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company's plans for development and production of medical isotopes used in cancer treatments. RadTran's expertise includes separation of radium-226 (“Ra-226”) and radium-228 (“Ra-228”) from uranium and thorium process streams. This strategic acquisition is expected to significantly enhance Energy Fuels' planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment.
In addition, as part of the Acquisition, Saleem Drera, PhD, President and CEO of RadTran, has joined Energy Fuels as Vice President of Radioisotopes, Radiological Systems, and Intellectual Property. In this role, Dr. Drera will lead Energy Fuels' efforts to integrate RadTran's proprietary technology, which includes a number of patents, pending patents, trade secrets and know-how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes.
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of: (i) on closing, $1.5 million in cash, $1.5 million in Energy Fuels common shares (“Common Shares”) and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14 million in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including achieving initial production, securing suitable offtake agreements to justify commercial production and reaching commercial production. As of December 31, 2024, the Company believes it is probable it will achieve the milestone related to achieving initial production.
During 2025, Energy Fuels plans to set up the first stages of the pilot facility and expects to produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 and potentially Ra-228 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals. However, there can be no assurances as to the success of this program. There are still a number of risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful.
Successful Commissioning of “Phase 1” REE Circuits
In 2022, the Company began development of its Phase 1 REE separation facilities at the Mill, which were completed in late Q1-2024, fully commissioned in Q2-2024 with the initial run completed in Q3-2024, producing 38 tonnes of on-spec separated NdPr. The Phase 1 REE separation facilities involved modifications and enhancements to the existing SX circuits at the Mill and have the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of TREOs, containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Because Energy Fuels is utilizing existing infrastructure at the Mill, Phase 1 capital including commissioning totaled approximately $19 million (depending on the offset value of NdPr production during the commissioning process, which has yet to be sold). This is favorable to the Company’s initial budget by approximately $6 million due to higher than expected

Table of Content
quantities of NdPr produced during commissioning. See “Part 1, Item 1. REE Separation Circuits at the Mill” above for more information.
Uranium Production
In late-2023, the Company commenced uranium production at its Pinyon Plain Project and its La Sal and Pandora mines (the La Sal and Pandora mines each comprise a portion of the La Sal Project). During the year ended December 31, 2024, the Company mined 350,000 pounds of U3O8 from these mines, which is contained in uranium ore inventory stockpiles at the mines and Mill. In addition, during the year ended December 31, 2024, the Company continued to produce uranium from its alternate feed recycling program, which totaled approximately 158,000 pounds of finished U3O8.
Agreement with Navajo Nation
Production at the Pinyon Plain mine was delayed by a few months, as the Company engaged in discussions with the Navajo Nation, the largest and most populous indigenous tribe in the U.S. The Navajo Nation has suffered longstanding impacts from uranium mining conducted during the cold war era, resulting in numerous abandoned uranium mines and mill sites on their lands. This has understandably caused mistrust toward the U.S. government and energy companies. In order to address the Navajo Nation’s concerns and ensure that uranium ore transportation through the Navajo Nation will be done safely and respectfully, the Company and the Navajo Nation worked together in good faith to sign an agreement governing the transport of uranium ore along federal and state highways crossing the Navajo Nation, which was announced on January 29, 2025. Under the agreement, Energy Fuels has agreed to add additional protections and accommodations over and above the existing, strict U.S. Department of Transportation (“USDOT”) requirements, including:
•limiting transportation to specified routes and hours of the day;
•not transporting ore on days involving celebrations or public events in respect of the Navajo Nation's culture and traditions;
•clearly spelled out emergency response procedures, notice and reporting requirements;
•additional insurance requirements;
•additional driver qualification and training requirements;
•obtaining Navajo Nation transport licenses;
•use of state-of-the-art cover systems to prevent fugitive dust from transport trucks;
•provisions for escorts and blessings at the discretion of the Nation; and
•additional inspection procedures that will enable the Navajo Nation to ensure that all applicable rules and agreements are being satisfied.
Additionally, the Company has committed to accepting and transporting, at no cost to the Nation, up to 10,000 tons of uranium-bearing cleanup materials from abandoned uranium mines within the Navajo Nation, which are primarily an unfortunate relic of old U.S. government uranium programs that began in the 1940s, in which Energy Fuels had no involvement. The Company has also committed to make further contributions to support the Nation's transportation safety programs, education, the environment, public health and welfare, and local economic development on the Navajo Nation relating to uranium matters. Negotiation of the agreement began in August 2024, after the Company voluntarily halted shipments of uranium ore, and has involved numerous in-person and virtual meetings between the Company and the Nation's senior leadership. Ore transportation re-commenced on February 12, 2025.
The Company is proud to be a part of this historic agreement with the Navajo Nation and hopes this agreement marks the beginning of a constructive relationship that restores trust with our neighbors, while also paving the way for future collaborations on cleanups and other areas of shared interest.

Table of Content
Uranium and Heavy Mineral Sands Sales
The Company completed the following 450,000 pounds of uranium sales for the year ended December 31, 2024 for total proceeds of $37.90 million and a weighted average sales price of $84.23 per pound:
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
Additionally, following the acquisition of Base Resources and the Kwale Project, the Company sold 48,302 tonnes of ilmenite, 17,529 tonnes of rutile and 2,477 tonnes of zircon and low grade products for total sales of $39.87 million.
Directors
Effective October 2, 2024, the Company appointed Michael Stirzaker, former Chair of the Base Resources Board of Directors to the Board of Directors of Energy Fuels (the “Board").
Corporate Officers
Effective October 2, 2024, Tim Carstens assumed his appointment as the Company’s Executive Vice President, Heavy Mineral Sands Operations of Energy Fuels.
Company Strategy
As a result of the foregoing, we are now or intend to engage in the following activities in 2025:
•During 2025, the Company expects to mine ore from its Pinyon Plain, La Sal and Pandora mines containing approximately 730,000 to 1,170,000 pounds of U3O8, depending on mining rates, contract requirements, and market conditions. In addition, the Company expects to receive additional alternate feed materials, cleanup material and to purchase ore from 3rd party miners containing approximately 160,000 to 200,000 pounds of U3O8, which when combined with the mined ore is expected to result in an increase in uranium contained in ore inventories and work in process during the year by 890,000 to 1,370,000 pounds of U3O8. Such uranium-bearing ore will be stockpiled at the mines and Mill for processing in 2025 or at a future date, subject to market conditions, contract requirements, and the Mill’s schedule. As the Company currently has sufficient finished U3O8 inventory to meet its 2025 contract delivery requirements and may elect not to sell uranium into the spot market at current prices, the Company may decide to defer processing all or a portion of such stockpiled uranium ore inventories until after the end of 2025, thereby freeing up Mill capacity for an REE processing run or other uses during the second half of 2025. In addition, having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed, rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected;
•the Company expects to produce between 200,000 and 250,000 pounds of finished U3O8 during the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials;
•the Company expects to sell between 200,000 and 300,000 pounds of uranium during 2025, under the Company's existing long-term contracts with utilities. As a result of these sales, the Company expects that finished U3O8 inventory will be approximately 290,000 to 445,000 pounds U3O8 at the end of 2025 and contained uranium in stockpiled uranium ore inventories will be approximately 1,365,000 to 1,895,000 pounds of U3O8, totaling to 1,655,000 to 2,340,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. Again, the mix between increased contained uranium in ore inventories and finished U3O8 product inventory at the end of 2025 will depend on the timing of the processing of Pinyon Plain ore at the Mill, which could occur in 2025 or be deferred to subsequent years, and any spot uranium sales or purchases the Company may elect to complete in 2025;
•the Company expects to continue performing exploration activities at its Nichols Ranch Project and further delineation drilling at its Pinyon Plain Project to increase its uranium resource base;

Table of Content
•the Company expects to prepare two additional uranium mines (the Nichols Ranch ISR Project and the Whirlwind Project) to be ready to resume uranium ore production within 12 months of a “go" decision. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or procurement of additional long-term contracts;
•the Company expects to enter into uranium ore purchase agreement with one or more 3rd party miners in the vicinity of the Mill;
•the Company plans to continue advancing each of its Donald and Toliara HMS projects to a FID by late-2025 and mid-2026, respectively;
•The Company plans to restart its drilling program at the Bahia Project in 2025 once the appropriate permits and surface access arrangements are in place, with the goal of getting enough information to declare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in late 2025 or early 2026. The Company is also advancing its permitting efforts at the Project to include baseline studies and other necessary studies to move the Project forward;
•the Company plans to advance the permitting and design of the Phase 2 REE expansion at the Mill to enable the production of up to 4,000 – 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials;
•the Company plans to continue to evaluate potential opportunities in REE metal, alloy and magnet-making as they may arise;
•the Company plans to continue to pursue additional Alternate Feed Materials, third-party processing, ore purchases and other sources of feed for the Mill (including potential material recovered from AUM and other land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions;
•the Company plans to continue to maintain selected projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant;
•the Company plans to advance permitting and evaluation activities for the Roca Honda and Bullfrog Projects; and
•the Company continue to evaluate the potential for recovering and selling certain radioisotopes from the Mill’s existing process streams for use in making medical isotopes for emerging TAT cancer treatments.
Uranium Sales
As of December 31, 2024, the Company has entered into four uranium sales contracts with U.S. nuclear utilities. Under the current portfolio of contracts, the Company expects to sell between 200,000 and 300,000 pounds of uranium during Q2- and Q3-2025. The Company holds uncommitted inventory and, with the benefit of production in 2025 and beyond, will continue to evaluate additional spot and/or long-term uranium sales opportunities up to 400,000 pounds during 2025 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions and contract requirements.
As mentioned above, the Company expects total inventories of uranium contained in uranium ore inventories together with finished U3O8 product inventories to total between approximately 290,000 and 445,000 pounds of U3O8 at year-end 2025, subject to 2025 production levels and uranium sales and purchases, with the mix between uranium contained in ore inventories and finished uranium product dependent of whether the Company elects to process Pinyon Plain ores at the Mill during the second half of 2025. Energy Fuels’ uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories, purchases and new production will be sufficient to meet contract requirements through 2025 and over the life of the supply contracts, along with discretionary spot sales in 2025 and beyond, as market conditions may warrant.
Overview of Uranium Market
The primary use of uranium is to fuel nuclear power plants for the generation of carbon- and emission-free electricity.
According to the World Nuclear Association (“WNA”), as of January 2025, there were 440 operable nuclear reactors world-wide, which required approximately 175.5 million pounds of U3O8 annually at full operation. Worldwide, there are currently 65 new reactors under construction with an additional 86 reactors on order or in the planning stage and an additional 344 proposed.

Table of Content
According to data from TradeTech LLC (“TradeTech”), the world continues to require more uranium than it produces from primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.
According to the WNA, the U.S. currently has 94 operating reactors, and another 13 reactors proposed. According to the U.S. Energy Information Administration (“EIA”), in 2024, the U.S. produced approximately 18.6% of its electricity from nuclear technology, while, according to the Nuclear Energy Institute (“NEI”), the U.S. achieved an average capacity factor of 93.0%, leading all other carbon-free sources by a wide margin. According to the EIA, U.S. utilities purchased approximately 51.6 million pounds of U3O8 in 2023 (the last year reported).
In 2024, interest in the uranium and nuclear sectors continued to grow substantially, which the Company believes was driven by: (1) global efforts to reduce carbon emissions and a growing focus on electrification; (2) geopolitical tensions, particularly regarding Russia’s invasion of Ukraine; and (3) speculation based on supply and demand fundamentals. The Company believes that nuclear energy is essential to the global economy and addressing climate change, as it reliably and affordably provides electricity 24/7 and 365 days per year while generating lower life-cycle carbon emissions than other baseload energy sources (NREL, September 2021).
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Recently, large technology companies including Google, Microsoft and Amazon have announced their interest in using nuclear energy to meet growing demand for energy needed for data centers to support artificial intelligence initiatives. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change, increased energy demand and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market due to increasing demand and removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing invasion of Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. On May 13, 2024, President Joe Biden signed the Prohibiting Russian Uranium Imports Act, which bans the import of Russian uranium products into the U.S. Under the ban, which commences 90 days after enactment and terminates in 2040, all imports of uranium products from Russia will be banned, subject to waivers in the event “no alternative viable source of low-enriched uranium (“LEU”) is available to sustain the continued operation of a nuclear reactor or U.S. nuclear energy company.” However, the U.S. Department of Energy (“DOE”) has been granting waivers to the ban.
The Company also continues to believe that a large degree of uncertainty exists in the market, primarily due to, trade issues, the life of existing uranium mines, uncertainty on the timing and success of the commissioning of new mines, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, geopolitical risks including Russia’s ongoing invasion of Ukraine, transportation issues, and the market activity of state-owned uranium and nuclear companies.
According to data from TradeTech, during 2024, spot uranium enrichment prices rose from $155.00 per separative work unit (“SWU”) to $195.00 per SWU (up 26%); uranium conversion prices rose from $46.00 per KgU to $97.00 per KgU (up 111%); and U3O8 prices declined from $91.00 per pound of U3O8 to $73.50 per pound of U3O8 (down 19%). The Company believes these prices reflect the significant bottleneck in uranium conversion and enrichment, which until resolved, could contribute to limiting upward price pressure for U3O8.
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
Historically, most nuclear utilities have sought to purchase most of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. According to EIA data, in 2023, U.S. utilities purchased 15% of their uranium on the spot market with the remaining 85% purchased under mid- and long-term contracts; through 2033, U.S. utilities have approximately 184.1 million pounds of unfilled uranium requirements (EIA, Uranium Marketing Annual Report, 2023). Buyers seek to balance the security of supply with the opportunity to take advantage of lower prices. For this reason,

Table of Content
both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices, and negotiate with one another on transactions which each deems favorable to their respective interests.
The graph, below, shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 up to January 2025 as reported by TradeTech (not adjusted for inflation):

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
1968
1969
1971
1973
1974
1976
1978
1979
1981
1983
1984
1986
1988
1989
1991
1993
1994
1996
1998
1999
2001
2003
2004
2006
2008
2009
2011
2013
2014
2016
2018
2019
2021
2023
2024
Spot Price
Long-Term Price

To give a more recent perspective over the last five years, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2020 up to January 2025, as reported by TradeTech (not adjusted for inflation):

Table of Content

$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
01/01/20
03/01/20
05/01/20
07/01/20
09/01/20
11/01/20
01/01/21
03/01/21
05/01/21
07/01/21
09/01/21
11/01/21
01/01/22
03/01/22
05/01/22
07/01/22
09/01/22
11/01/22
01/01/23
03/01/23
05/01/23
07/01/23
09/01/23
11/01/23
01/01/24
03/01/24
05/01/24
07/01/24
09/01/24
11/01/24
01/01/25
Spot Price
Long-Term Price

According to monthly price data from TradeTech, uranium prices during 2024 decreased $17.50, or 19%, for the year. Monthly spot prices began the year at $91.00 per pound of U3O8 on December 31, 2023 and ended the year at $73.50 per pound on December 31, 2024, reaching a high of $100.50 per pound for the month of December 2023 and a low of $73.50 per pound at the end of the period. According to TradeTech, the spot price was $65.25 per pound as of February 21, 2025. TradeTech price data also indicated that long-term U3O8 prices began 2024 at $68.00 per pound and ended 2024 at $82.00 per pound. The high long-term price for 2024 was $82.00 per pound from July to December 2024, and the low long-term price was $68.00 per pound at the start of the period. The long-term price as of February 21, 2025 was $82.00 per pound.
Uranium Market Outlook and Uranium Marketing Strategy
The Company believes that world demand for clean, carbon-free, reliable, and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories, and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices dropped modestly during 2024, due to several factors, including uncertainty on Russian uranium imports into the U.S. (including waivers), transportation, trade policy, and the incoming Trump Administration. On the other hand, strong fundamentals underpin the market, including global clean energy goals, significant new demand for electricity (preferably clean electricity) from the technology sector including artificial intelligence (AI) and data centers, and trade restrictions. Therefore, while the spot market has experienced weakness, particularly during the second half of 2024 due to uncertainty surrounding waivers on the prohibition of Russian nuclear fuel imports into the U.S. along with the potential for retaliatory actions by Russia (which has delayed shipments), the Company continues to believe that uranium prices should rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We continue to expect to see more nuclear units constructed around the world, along with existing capacity to be extended and protected, while primary mine production drops due to depletion of resources, reduced production and low prices. As a result, while spot prices have waned, long-term uranium prices have remained resilient (currently $82 per pound). 2023 saw the highest levels of long-term contracting since 2012. 2024 is expected to see slightly lower levels of contracting, due to renegotiation of existing contracts, but still strong. According to TradeTech, “[a] significant share of end-user demand has drifted into the long-term market.” “TradeTech expects term demand to emerge and retreat in cycles through 2025, largely on the expectation that government policy development will be unpredictable. However, the upward momentum on uranium demand generated by global net-zero and AI-development initiatives is expected to underpin renewed appetite to secure uranium supply in 2025.” TradeTech, Uranium Market Study, 2024: Issue 4.

Table of Content
According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes present risks to the current strong market. However, Russia’s invasion of Ukraine, and continued attacks on civilian populations, has increased demand for non-Russian uranium. As a result, uranium prices exhibited strength throughout 2024, and the Company has observed significantly more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, increased demand from utilities and end-users (including the technology sector), financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still could be vulnerable, primarily as a result of secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions, or other factors.
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
During 2022, the Company entered into three long-term uranium sales contracts with U.S. nuclear utilities. During 2024, the Company entered into a fourth long-term uranium sales contract with a U.S. nuclear utility. These have remaining base deliver quantities of 2.8 million pounds with deliveries to occur during the 2025 – 2030 time period. Taking all options and quantity flexibility into account, deliveries under these contracts could range between 2.3 and 4.1 million pounds between 2025 and 2030. During 2024, the Company delivered 200,000 pounds of uranium under these contracts and sold another 250,000 pounds on the spot market. Annual quantities vary year-to-year, with lower delivery quantities in the early years, and higher quantities in the later years. During 2025, the Company has base delivery obligations of 250,000 pounds of uranium under these contracts, plus another 750,000 pounds in 2026. The Company’s contract pricing has a fixed price component (fully indexed to inflation) and a spot market component, along with floor and ceiling prices (fully indexed to inflation). The Company has filled deliveries during the early years of these contracts from produced inventories and expects to fill future deliveries through new production.
The Company’s uranium inventories, along with expected uranium production in 2025 and subsequent years, are expected to provide the Company with the flexibility to complete spot sales in 2025 in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2025.
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
During the year ended December 31, 2024, the mid-point price of vanadium in Europe decreased by 18% from $6.53 per pound V2O5 as of December 31, 2023 to $5.37 per pound V2O5 as of December 31, 2024. The price of vanadium has ranged from a high of $6.88 per pound V2O5 between February 16, 2024 and February 23, 2024 and a low of $5.19 per pound V2O5 between September 27, 2024 and October 10, 2024.

Table of Content
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, “The global ferro-alloys industry has been affected by factors including weak downstream steel demand in China, raw material supply disruptions and flaring geopolitical tensions in recent months, meaning uncertainty and volatility remain significant themes as 2025 kicks off,” and “[t]he situation has been particularly challenging in Europe due to high energy costs, which have affected both steel and ferro-alloys producers, with European steel association Eurofer issuing a stark warning of the potential for irreversible decline in the region’s steel and manufacturing sectors because of a lack of competitiveness.” Fastmarkets, Three things ferro-alloys traders want in 2025… and three they don’t: 2025 preview, January 6, 2025. The Company believes that V2O5 prices will increase once confidence in the Chinese and global economy returns. As of February 21, 2025, the price of vanadium was $5.35 per pound V2O5.
The Company expects to continue to sell vanadium from its inventory into rising markets if they continue, failing which the Company plans to maintain its vanadium inventory for future sales at opportune times. The Company currently has 905,000 pounds of V2O5 in finished goods inventory and an estimated 1.0 to 3.0 million pounds of V2O5 in its tailings solutions, which are available for future recovery, as market conditions warrant.
Heavy Mineral Sands Market
General
HMS are typically categorized into titanium dioxide-bearing minerals such as ilmenite and rutile (but also including leucoxene and upgraded products such as slag and synthetic rutile), zircon and monazite.
HMS are mined, processed and, in some cases, upgraded by many producers at numerous locations around the world. HMS deposits typically contain a mix of titanium dioxide minerals and zircon. China, with 52% of global production, dominates global titanium dioxide feedstock supply. South Africa (10%), Australia (8%) and Canada (6%) are other major suppliers of titanium dioxide feedstock. China (29%), South Africa (22%) and Australia (22%) are the world's biggest producers of zircon. While the assemblage of the range of heavy minerals will differ from one mineral sand deposit to another, in most cases, they are dominated by ilmenite. It is common for HMS deposits to contain monazite, a rare earth-bearing mineral, but this content is typically very low.
Total supply of titanium dioxide feedstock for 2024 is estimated at 9 million tonnes of TiO2 units (with ilmenite making up approximately 50% of this total). Total supply of zircon for 2024 is estimated at 1.2 million tonnes. At its peak, Base Resources' Kwale operation produced approximately 15% of the world's natural rutile, 6% of the world's sulphate ilmenite and 3% of the world's zircon. The Toliara Project, upon becoming operational, is expected to produce up to approximately 10% of global sulphate ilmenite, 20% of global chloride ilmenite and 5% of global zircon. Toliara is also expected to become a globally significant source of monazite supply.
HMS products are sold under a mix of spot, quarterly, half yearly and long-term (multi-year) offtake contracts - depending on the customer and market segment. Terms and prices for offtake contracts are privately negotiated with each individual customer based on market conditions and long-term strategic considerations. Products may be shipped as dry bulk cargoes (for large consumers) or in shipping containers (either packed loose in the container or in bulk bags).
Titanium Dioxide Minerals
Ilmenite and rutile are primarily used as feedstock for the production of TiO2 pigment, with a small percentage also used in the production of titanium metal and fluxes for welding rods and wire. TiO2 is the most widely used white pigment because of its nontoxicity, brightness and very high refractive index. It is an essential component of consumer products such as paint, plastics and paper. Pigment demand is therefore the major driver of ilmenite and rutile pricing.
China is the world's biggest consumer of TiO2 feedstock, accounting for nearly 60% of global consumption. Sulphate ilmenite, a low grade TiO2 feedstock (containing approximately 48-54% TiO2), is the main feedstock mineral consumed by the Chinese pigment sector. North America (17%) and Europe (12%) are the other two major consuming regions. Pigment producers in these regions typically consume high grade TiO2 feedstock such as natural rutile (a mineral containing approximately 95% TiO2).
The first half of 2024 saw an improvement in the global pigment market after a very subdued 2023. Pigment consumers began re-building inventories and underlying consumption improved. Western pigment producers increased their production rates from the very low operating rate at the end of 2023 to meet the improved demand which, in turn, led to increased demand for

Table of Content
high grade TiO2 feedstocks. Despite the improved conditions, the large overhang of rutile from the end of 2023 has not yet been fully absorbed, and downward pressure remained on prices into the second half of 2024.
The improved sentiment among major western pigment producers through the first half of 2024 turned more cautious by the middle of the year on the back of renewed concerns over global economic conditions and the impact on underlying pigment demand. Western pigment production rates remained below optimal levels and prices for high grade TiO2 feedstocks continued to decline.
The introduction of new import tariffs on Chinese pigment in the European Union from July 2024 and Brazil in late 2024 may present upside to demand for western pigment at some point during 2025. The actual pace of recovery of the western pigment market will determine the extent to which the overhang of TiO2 feedstock inventory is absorbed into the market and when prices begin to turn upward.
Despite subdued conditions since early to mid-2023, most Chinese pigment producers continue to operate at high rates. Major Chinese producers have counteracted a weak domestic pigment market by focusing on increased export sales. Chinese pigment exports to the European Union were strong through the first few months of 2024 as producers and consumers built stocks in Europe ahead of the introduction of the new tariffs in July 2024. Brazil introduced new tariffs on Chinese pigment in late 2024. Since mid-2024 Chinese pigment exporters have had some success in redirecting export sales from Europe and, more recently, Brazil to other key markets and have focused on increasing sales to other regions that are considering tariffs on Chinese pigment - including India. Ongoing high pigment production rates in China have supported firm demand for ilmenite. This is particularly the case for growing chloride pigment production in China which is heavily dependent on the quality of certain sources of imported ilmenite - including Kwale and Toliara ilmenite.
Ilmenite prices picked up slightly through the first half of 2024 as high Chinese pigment production rates, relating to the strong exports, out-stripped ilmenite supply. However, Chinese pigment producers become more cautious through late 2024 as their ability to compete in Europe becomes significantly hampered by the new tariffs. Demand and pricing for ilmenite depends on whether the success of Chinese pigment producers in re-directing export sales from Europe to other key markets is sustained.
Demand for rutile into the welding and titanium metal sectors has remained firm through 2024. The main drivers of demand have been booming shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. These sectors continue to attract a premium price and present good opportunities for Kwale rutile but they are relatively small sectors and the broader market will continue to be driven by the pigment sector.
While prices for ilmenite and rutile decreased in 2024, they remained at historically high levels.
The Company believes that longer term fundamentals for rutile and ilmenite are positive. Pigment demand, driving consumption of rutile and ilmenite, is expected to continue growing at the rate of global GDP to recover from current levels with growth in housing and building sectors across major markets. Supply of TiO2 feedstock to meet future demand is dependent on a significant amount of new supply entering the market from new projects.
Zircon
Zircon has a range of end-uses, the predominant of which is in the production of ceramic tiles, accounting for more than 50% of global zircon consumption. Milled zircon enables ceramic tile manufacturers to achieve brilliant opacity, whiteness and brightness in their products. Zircon's unique properties include heat and wear resistance, stability, opacity, hardness and strength, making it sought after for other applications such as refractories, foundries and specialty chemicals.
Demand growth for zircon is closely linked to growth in global construction and increasing urbanization in the developing world.
China dominates the zircon market, accounting for over 45% of global consumption. Europe (mostly Italy and Spain) is the second biggest consumer with close to 20% of consumption. North America, India and other Asia (excluding China and India) are the next three biggest consumers - each accounting for approximately 9% of global consumption.
After price declines in 2023, zircon market conditions stabilized through early 2024 as consumers began re-building inventories and a major producer announced a reduction in zircon supply. However, underlying zircon demand was sluggish on the back of subdued economic conditions in all major markets through 2024 and prices have gradually trended downward – particularly as major zircon producers increased their supply into the market towards the end of 2024 and into the start of 2025.
The Company believes that the longer term fundamentals for zircon are positive. Zircon demand growth is expected to closely follow GDP and to be driven by recoveries in demand for ceramics in housing and building, as well as growth in industrial

Table of Content
manufacturing including foundries for steel products and refractories for glass production (including solar panels). Supply of zircon to meet future demand is also highly dependent on a significant amount of new supply entering the market from new projects.
Monazite
The monazite is a source of rare earth elements, uranium and thorium. Rare earth elements are used in a wide variety of applications including, but not limited to, clean energy applications, permanent magnets, electric vehicles, electronics, glass polishing, catalysts, and defense applications. Recently, rare earth elements, specifically the magnetic rare earths neodymium, praseodymium, terbium, and dysprosium have received significant attention for their applications in permanent magnets for electric vehicles and other green technologies. Monazite is particularly rich in magnetic rare earth elements when compared to other rare earth bearing minerals. The uranium in monazite can be used for nuclear power and thorium can be used for thorium salt reactors and medical isotope production.
Most monazite produced from mineral sands is in the form of either a monazite concentrate or as monazite contained in a HMC. Currently, most monazite produced globally is shipped to China.
The monazite market almost completely disappeared between the late 1990s and about 2020. During this time most monazite was either stockpiled at HMS operations or buried with the tailings. This was due to monazite containing radioactive materials. Since approximately 2020, HMS producers have started to understand the contained rare earth value of monazite and have been looking to monetize this opportunity. Outside of China, there are a few groups processing monazite for rare earths. These include Energy Fuels, Lynas (who has a primary monazite deposit at Mt. Weld in Western Australia) and the Saskatchewan Research Council. Other miners, such as Iluka, are engineering or constructing REE recovery plants using monazite as a feedstock.
Current demand growth for monazite is closely linked to the growing push for clean energy technologies such as electric vehicles and wind turbines.
Monazite prices reached a historical peak in 2022 when rare earth prices reached their highest levels since the last rare earth price spike in 2011. Monazite prices typically trend along with the greater rare earth oxide market and are closely tied to the prices of neodymium, praseodymium, terbium, and dysprosium. After peaking in 2022, monazite prices trended downward matching declining rare earth prices in the rest of the market. Monazite prices have begun to recover in line with the rare earth oxide market and have been steady or slightly up since June of 2024.
The following table sets forth certain HMS prices in USD$/t, according to TZMI’s estimated market prices published in December 2024:

	December 31,
	2023	2024	Percent
Product	$/t	$/t	Change
Zircon (Premium)	1,880	1,840	(2.1)%
Rutile (Premium, bulk)	1,135	1,140	0.4%
Chloride Ilmenite (60 % TiO2)	307	305	(0.7)%
Sulfate Ilmenite (50 % TiO2)	275	270	(1.8)%
The Rare Earth Element Market
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs/Hybrid EVs, advanced robotics, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (neodymium (Nd), praseodymium (Pr), Dy, and terbium (Tb)) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.

Table of Content
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs/hybrid EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including advanced robotics, mobile devices and defense applications. Monazite concentrates also contain higher concentrations of “heavy” REEs, including Dy and Tb used in permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr, Tb, Dy and, to a lesser extent, La, Ce and Sm. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case of Chemours’ Offerman Mineral Sand Plant, where the natural monazite sands are physically separated from the other mined sands, and which is expected to occur at the Company’s Toliara, Donald and Bahia HMS projects. Mining creates an ore, which in the case of the Chemours material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and can be made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs (either from a RE Carbonate or directly from the cracking and cleaning process) from each other and to create the desired purified REE products (often as oxides or oxalates) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, substantially all the RE Carbonate produced by the Mill has been sold to Neo Performance Materials (“Neo”). However, in 2024, the Mill successfully modified, enhanced and commissioned its existing SX facilities to result in an SX REE separation circuit at the Mill, which, is expected to be capable of producing up to 1,000 tonnes of separated NdPr per year. The Company is also currently evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S. Moving forward, the Company does not expect to produce RE Carbonate available for sale.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, Tb, Ce and La, as those are the REEs the Company plans to target and the price the Company receives from the sale of any RE Carbonate is also tied to the prices of those REE oxides. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to data from Asian Metal:

	December 31, 2023		December 31, 2024		Percent	February 21, 2025
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	445	63	399	55	(10)%	447	62
Ce Oxide (99.9%)	6.75	0.96	7.65	1.05	13%	8.75	1.21
La Oxide (99.9%)	4.15	0.59	3.55	0.49	(14)%	3.75	0.52
Dy Oxide	2,640	374	1,600	219	(39)%	1,740	240
Tb Oxide	7,600	1,076	5,570	763	(27)%	6,150	848

The rare earth magnet market is expected to see significant growth through 2040 per Adamas Intelligence, driven by increasing demand for NdFeB magnets in robotics, advanced air mobility, and electric vehicles. While demand for didymium, dysprosium, and terbium is projected to grow at a compound annual growth rate (“CAGR”) of 8.7%, global production will rise at a slower rate of 5.1%, leading to potential supply constraints. The total market for magnet rare earth oxides is forecasted to increase five-fold, from $7.8 billion in 2024 to $44.1 billion by 2040, with prices rising at CAGRs of 4.3% to 5.2%. Robotics is expected to become the largest demand driver for NdFeB magnets by 2040, followed by advanced air mobility, which will expand with the production of electric vertical takeoff and landing (eVTOL) aircraft. However, supply chain challenges may emerge between

Table of Content
2030 and 2040, as limited availability of rare earth feedstocks could constrain NdFeB magnet production, impacting key industries reliant on these materials.
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
The Company sees its prior commercial production of RE Carbonate and its recent commercial production of separated NdPr in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. By acquiring the Bahia Project, the Toliara Project and the right to earn into a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost feedstock that can be processed in the U.S. into competitive separated REE products available for sale to U.S. and allied customers. Upon successful development of those projects, expected to be in the 2027-2028 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr, of which up to 1,000 tonnes per year can be produced utilizing existing Mill facilities. The Company’s next step in restoring the REE supply chain in the US will be the development of the Mill’s planned Phase 2 separation circuit, also expected in the 2027-2028 time frame, which would have the capacity to allow the Mill to produce up to 6,000 tonnes per year of separated NdPr, along with 200 to 300 tonnes per year of separated Dy and Tb, which would utilize all the monazite expected to be mined from the Company’s Bahia, Toliara and Donald Projects, along with additional monazite expected to be sourced from Chemours’ mines on the east coast of the US and others. As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Multiple potential domestic sources of mined heavy mineral sands, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
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
The HMS market is highly competitive. The industry is primarily concentrated in Australia, though South Africa, India and China are also major producers. Other countries with significant HMS deposits include the U.S., Brazil and Mozambique. The key industry participants include Iluka Resources, Rio Tinto and Tronox, which are among the largest producers of HMS in the world. Other major players include Kenmare Resources and our newly acquired subsidiary, Base Resources. The market for HMS products is driven by a wide range of factors, including global economic growth, industrial demand and technological innovation. In recent years, the market has faced a number of challenges in line with general economic conditions, including declining demand for certain products, increased competition from alternative materials and the general environmental concerns related to all mining and processing.
Despite these challenges, the HMS market is expected to continue to grow in coming years on the back of forecasted economic growth fueling demand in pigments, ceramics and other mature end-use applications. With this growth, the industry will also

Table of Content
need to ensure that its sustainability objectives keep pace, including the need to continue to reduce environmental impacts and improve social and economic outcomes for local communities.
However, the Company believes it has a competitive advantage over many of its peers in the U.S. domestic uranium space and in the world REE space, outside of China, to the extent it has diversified business opportunities, including its ability to produce uranium, its ability to recover REE Carbonate, from monazite sand ores and its ability to produce separated REEs oxides at the Mill, its ability to recover vanadium as market conditions may warrant, its existing HMS business, and its potential ability to recover certain radioisotopes for use in TAT medical treatments.
The availability of funds for the acquisition, exploration, evaluation, permitting and construction of HMS and monazite projects and the development of REE separation, metal and metal alloy making and magnet making is limited, and the Company may find it difficult to compete on an international scale with larger and more established and/or subsidized companies for capital. The Company's inability to continue exploration, advancement, the acquisition of new properties and the development of REE separation, metal and metal alloy making and magnet making, due to lack of funding, could have a material adverse effect on the Company's future operations and/or financial position.
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
However, the Company believes it has a competitive advantage over many of its peers in the U.S. domestic uranium space and in the world REE space, outside of China, to the extent it has diversified business opportunities, including its ability to produce uranium, its ability to recover RE Carbonate, from monazite sand ores, its ability to recover vanadium as market conditions may warrant, and its potential ability to recover certain radioisotopes for use in TAT medical therapeutics.
Government Regulation
The Company’s properties and facilities are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state, local, and foreign authorities. These laws govern exploration, construction, extraction, recovery, processing, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances, and other matters. Uranium minerals exploration, extraction, recovery, and processing are also subject to risks and liabilities associated with the perceived potential for impacts to the environment and disposal of waste products occurring as a result of such activities.
Compliance with these laws and regulations may impose substantial costs on the Company and may subject the Company to significant potential liabilities. Changes in these regulations or changes in regulatory attitudes or interpretations could require the Company to expend significant resources to comply with new laws or regulations, attitudes or interpretations relating

Table of Content
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
As monazite is a uranium-bearing ore and is processed through the White Mesa Mill for the recovery of uranium and REEs, and all separation activities are expected to take place at the Mill, all the regulations applicable to uranium recovery and processing at the Mill apply to the processing of monazite at the Mill, the production of RE Carbonate and the separation of REEs at the Mill.

Environmental Regulations
The Company's projects, exploration, and development activities, and mining and processing operations are subject to the federal, state, regional and local environmental laws and regulations of the jurisdictions in which the Company's activities and facilities are located. For example, in the U.S., the Company is subject to a number of such laws and regulations including, without limitation: the Comprehensive Environmental Response, Compensation and Liability Act; the Atomic Energy Act; the Uranium Mill Tailings Radiation Control Act; the Emergency Planning and Community Right to Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The Company is subject to similar laws in other jurisdictions in which it operates. In all jurisdictions in which the Company operates, environmental licenses, permits and other regulatory approvals are required to engage in projects, exploration, mining and processing, and mine closure and reclamation activities. Regulatory approval of a detailed plan of operations and an environmental impact assessment (or equivalent) is required prior to initiating mining or processing activities or for any substantive change to previously approved plans. In all jurisdictions in which the Company operates, specific statutory and regulatory requirements must be met throughout the life of the mining or processing operations regarding air quality, water quality, fisheries, wildlife and biodiversity protection, archaeological and cultural resources, solid and hazardous waste management and disposal, the management and transportation of hazardous chemicals, toxic substances, noise, community right-to-know, land use and reclamation. Such laws and regulations, which may change over time, increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date, compared to industry norms.
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

Table of Content
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
Because monazite sands are a naturally occurring uranium ore, which also contain REEs, monazite sands are processed at the Mill under the Mill's existing Radioactive Materials License, GWDP and other permits as a uranium ore, and the resulting RE Carbonate and separated REE oxides are also recovered under those existing licenses and permits. The Company is evaluating whether any additional licenses or permits or amendments to existing licenses or permits may be required for any of the modifications and enhancements to existing Mill facilities required for and the operation of its planned Phase 2 REE separation circuit at the Mill.
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
Reclamation bonds or the equivalent have been posted for each of the Company’s material properties in the U.S. that have structures or facilities. Energy Fuels is required to have export licenses issued by the NRC for its uranium exports, unless otherwise permissible pursuant to the Mill’s existing Radioactive Materials License due to the nature of the material in question. Such licenses are obtained by the Company as required.
The Company is required to comply with applicable environmental and regulatory laws and regulations in the other countries in which it operates, and also applies international standards where appropriate.
Land and Mineral Tenure
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

Table of Content
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
As a result of the 2009 withdrawal from location and entry and the 2023 national monument designation, no new mining claims may be staked on the Withdrawn Lands or within the boundaries of the national monument, and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of the segregation, withdrawal or national monument designation, as applicable, and that remain valid at the time of plan approval. Case law indicates that a miner establishes valid Congressionally provided rights under the Mining Law through certain unilateral acts, and that such acts are presumptively recognized as valid claims in which the holder has valid existing rights unless and until the DOI or U.S. Federal Courts declare otherwise. However, the BLM and USFS, each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate Project and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands and boundaries of the Grand Canyon National Monument. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Pinyon Plain Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Pinyon Plain Project’s claims constituted valid existing rights (“VERs”). The USFS also concluded that no additional approvals were required on the Pinyon Plain Project that would trigger any further NEPA analysis as a major federal action.
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
Former President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of County Road 258, which the Company formerly relied on for access to its formerly owned Daneros Project, and a property boundary that abutted the boundary of the Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, President Trump in his first term issued a Proclamation that amended former President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation was later challenged in Federal Court. On December 23, 2017, the Company issued a press release reiterating its past and present support of Bears Ears National Monument, and clarifying that the Company sought only minor adjustments to the original boundaries of the monument to prevent the boundary from directly abutting some of its existing operations, which were

Table of Content
very minor adjustments, insignificant compared to the original size of the monument and not a reflection of President Trump’s nearly 85% reduction. Then, on October 8, 2021, President Biden issued a new proclamation restoring the original borders of Bears Ears National Monument, which consists “of those lands reserved as part of the Bears Ears National Monument as of December 3, 2017, and the approximately 11,200 acres added by Proclamation 9681, encompassing approximately 1.36 million acres.” In doing so, all such lands and interests contained within the monument were “appropriated and withdrawn from all forms of entry, location, selection, sale, or other disposition under the public land laws or laws applicable to the USFS, from location, entry, and patent under the mining laws, and from disposition under all laws relating to mineral and geothermal leasing, other than by exchange that furthers the protective purposes of the monument” (see “A Proclamation on Bears Ears National Monument,” dated October 8, 2021). As a result, it is possible that the Mill could become subject to additional requirements, restrictions and costs if the reversion to the original designation is upheld in Court, pending any legal challenges by the State of Utah or otherwise.
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
Kenya Land Tenure
In Kenya, mining rights are separate from ownership of land surface rights. Under the Kenyan Constitution, all minerals vest in and are held by the national government in trust for the people of Kenya. The Constitutional provisions relating to mineral resources are implemented by the Mining Act No. 12 of 2016 (“Mining Act”).
A person shall not search for, prospect or mine any mineral, mineral deposit or tailings in Kenya unless that person has been granted a permit or license under the Mining Act. A mineral right may be granted to, among others, individuals or companies

Table of Content
which are registered and established in Kenya that demonstrate the required technical capacity, expertise, experience and financial capacity.
A mineral right means a prospecting license, retention license, mining license, prospecting permit, mining permit or artisanal permit. Practically, of most relevance for large scale operations are the following:
1.Prospecting license: a license relating to large scale operations that authorizes the holder to exclusively carry out prospecting operations pursuant to an approved program for those prospecting operations, the procurement of local goods and services, a plan to employ and train Kenyan citizens and an approved environmental impact assessment report, social heritage impact assessment and environmental management plan. A prospecting license is granted for a maximum term of three years and the area must not exceed 1,500 contiguous blocks. It may be renewed twice for three years each, subject to the area of the license being reduced by not less than one-half each renewal.
2.Mining license: a license relating to large-scale operations that authorizes the holder to exclusively carry out mining operations pursuant to an approved program and a feasibility study demonstrating the feasibility of the project (including evidence of the financial and technical resources available to the applicant), a plan with respect to the employment and training of Kenyan citizens, a plan for the procurement of local goods and services, an applicable environmental impact assessment license, a social heritage impact assessment and environmental management plan, and a plan with respect to socially responsible investments for the local community. A mining license must not exceed 300 contiguous blocks and has a maximum term of 25 years, with a renewal period of 15 years.
Applications for a mineral right are to be considered, processed and determined on a first-come first-served basis. The holder of a mineral right must pay royalties to the State at the prescribed rate. Where a mineral right is granted for a large-scale mining operation, the State will acquire a 10% free carried interest. A holder of a mining license whose planned capital expenditure exceeds the prescribed limit must list at least 20% of its equity on a local stock exchange within three years of commencing production (subject to market conditions).
The Cabinet Secretary for Mining (“Cabinet Secretary”), on the recommendation of the Mineral Rights Board, may grant, deny or revoke a mineral right. Mineral rights applications are made to the Cabinet Secretary. Upon receipt, the Cabinet Secretary is required to give notice to the landowner or lawful occupier of the land where the mineral is located, the community and the relevant county Government and to publish notice of the pending application in a newspaper of wide circulation. A person or community may object to the grant of the license within 21 days (in the case of an application for a prospecting license) and within 42 days (in the case of a mining license). The Cabinet Secretary hears and determines any objection to an application through the Mineral Rights Board.
Prospecting and other mining rights may not be granted with respect to private land without the express consent of the registered owner, and such consent shall not be unreasonably withheld. Consent is deemed to be given where the owner of the private land has entered into a legally binding arrangement with the applicant or with the Government which allows for the conduct of prospecting or mining operations, or an agreement with the applicant providing for payment of adequate compensation.
Prospecting and other mining rights may not be granted with respect to community land without the consent of the authority obligated by the law relating to administration and management of community land, or the National Land Commission in relation to land that is unregistered. Consent is deemed to be given where the registered owners of community land have entered into a legally binding arrangement with the applicant or with the Government which allows for the conduct of prospecting or mining operations, or an agreement with the applicant providing for payment of adequate compensation.
The Cabinet Secretary may take steps under the law relating to compulsory acquisition to vest the land or area in the Government or on behalf of Government, where consent is unreasonably withheld or where the Cabinet Secretary considers that withholding of consent is contrary to the national interest.
A mineral right may not be assigned, transferred, mortgaged or traded without the consent of the Cabinet Secretary (not to be unreasonably withheld) on recommendation of the Mineral Rights Board.
The Kwale Project operates pursuant to the terms of Special Mining Lease 23 (“SML 23”), issued by the Mines and Geological Department on July 6, 2004 under the former Mining Act CAP 306 (now repealed). SML 23 provides Base Titanium with the full and exclusive right, liberty and license to carry out mining operations for ilmenite, rutile and zircon within the defined area of SML 23. Base Titanium's rights under SML 23 were preserved under the transitional provisions of the Mining Act. SML 23 expires on June 30, 2025 and is not renewable. As Base Titanium (a wholly owned subsidiary of Base Resources) will require continued access to the SML 23 area following its expiry to complete its decommissioning and rehabilitation plan, Base

Table of Content
Titanium is currently discussing with the Government of Kenya the most appropriate tenure instrument to be granted upon SML 23's expiration. With Kenya's National Environment Management Authority (“NEMA”) recently approving Base Titanium's decommissioning and rehabilitation plan, Base Titanium does not anticipate any issues or delays obtaining appropriate replacement tenure from the Government of Kenya that will allow Base Titanium to complete the plan that has been endorsed by NEMA.
Australian Land Tenure
The Company has an indirect interest in mineral tenements in Australia through its ownership interest in Donald Project Pty Ltd and the Donald (Heavy Minerals Sands and Rare Earths) Project based in Victoria, Australia.
In Australia, mining rights are separated from the ownership of the land surface rights and are held by the state. Rights to access the land surface area are regulated both by legislation and by private access and compensation contracts with landholders. Mining rights are obtained by applying to the relevant state or territory government on a first-come, first-served basis, or in some instances, by a tender-based process. Mining rights may also be acquired by entering into a contractual arrangement with the existing holder of the mining right (by way of purchase or farm-in).
Each tenement delineates its area and duration. A holder must comply with the various terms and conditions of the permit, which include: the payment of annual rents, the payment of royalties once the mineral is extracted, meeting minimum annual expenditure obligations, agreeing to future mine rehabilitation plans and annual reporting requirements, as well as the provision of any environmental bond requirements.
Each state's mining legislation governs the grant of exploration licenses and mining leases, with some states also issuing a retention lease which allows an entity to maintain possession of a right to a mineral rich area pending improvement in economic conditions.
Once granted, tenements may be transferred or used as security. Tenements may be cancelled if the holder fails to meet the terms of their issue.
In the State of Victoria, Australia, the types of mineral license for heavy mineral sands and rare earths include exploration licenses, retention licenses and mining leases.
1.Exploration licenses: gives the license holder exclusive rights to explore for specific minerals within the specified license area. However, an exploration license is not an exclusive right to occupy the surface area. It is a right of access only for approved exploration activities, and subject to negotiated land compensation and access arrangements. Holders of an exploration license have a priority right to apply for a mining lease. Exploration licenses may be renewed for new terms, depending on the state legislation.
2.Retention license: is suitable where a mineral resource is identified but the resource is not yet determined to be commercially viable to mine but may become so in the future or the resource is required to support an existing mining operation in the future. It is a license between the exploration and mining stages, providing the license holder with tenure over the land as they transition toward obtaining a mining lease.
3.Mining lease: gives the holder the sole right to mine and explore for specific minerals and construct mining facilities related to the mining operation in the land covered by the lease. Mining leases may be subject to existing competing rights such as coal seam gas rights or infrastructure rights.
The Donald project holds retention license RL2002, which progresses to a mining lease. In order to advance this retention license to mining lease, the applicant must satisfy the relevant minister that the applicant is a fit and proper person to hold a license, intends to comply with relevant legislation, genuinely intends to do work, has an appropriate program of work (with a defined mineral resource), and is likely to be able to finance the proposed work and any rehabilitation.
Madagascar Land Tenure
Tenure for mining in Madagascar is governed by Law 2023-007 of July 27, 2023 relating to the New Mining Code (the “New Mining Code”), which has been in force since October 2, 2023 and replaced the former Mining Code, the Law 2005-021 of October 17, 2005 amending Law No. 99-022 of August 19, 1999 (the “Former Mining Code”). Like the Former Mining Code, the New Mining Code provides that all mineralization on the surface and in the subsoil, waters and seabed of the territory of Madagascar, are the property of the Malagasy State.

Table of Content
The New Mining Code covers all aspects of mining, including tenure. Under the New Mining Code, Madagascar is divided into squares of 625 meters a side. Grant of mining permits occurs on the basis of these squares and only one mining permit can exist per square.
Mining permits are administered by the Bureau de Cadastre Minier de Madagascar (“BCMM”), the Madagascar Mining Registry. The BCMM is in charge of the management of mining permits from the filing of the permit application to the expiration of the mining permits. It is a public entity under the supervision of the Ministry in charge of mines. The BCMM processes every mining permit application; however, grant of a mining permit requires issuance of an order duly signed by the Minister in charge of mines.
Like the Former Mining Code, there remain two key mining permits available under the New Mining Code:
1.Permis De Recherche (or Research Permit), which confers on its holder the exclusive right to carry out prospecting and research within the permit area. A Research Permit is valid for an initial period of five years, renewable twice for a further three years (a total of eleven years).
2.Permis D'Exploitation (or Exploitation Permit), which confers on its holder the exclusive right to undertake mining as well as prospecting and research within the permit area. An Exploitation Permit granted under the New Mining Code is valid for twenty-five (25) years and is renewable once for a period of fifteen (15) years. Further renewals (of fifteen (15) years) are possible provided certain conditions are met.
Both Research and Exploitation Permits are real property rights that can be bought, sold, pledged and mortgaged. An environmental authorization is required before exploration activities may be carried out on an area the subject of a Research Permit. This is issued by the Ministry in charge of Mines after completion of an Environmental Commitment Program. Research Permit holders are required to undertake an Environmental Impact Assessment and be issued an environmental permit before their Research Permit is able to be transformed into an Exploitation Permit. The environmental permit is issued by the National Office for Environment (Office National pour l'Environnement or “ONE”).
A mining permit holder is granted certain rights to occupy the relevant land under the New Mining Code and must inform the rightful claimants of such rights of occupation. However, the exercise of occupation rights is subject to the conclusion of a written agreement with the rightful claimants. In the case of an Exploitation Permit, the agreement must take the form of a lease agreement, specifying the parties' respective rights and obligations. In addition to registered legal title, Madagascar has a system of customary title, giving land rights to traditional occupiers of land even though they do not have a registered title. The holder of a mining permit must also reach a written agreement with (as applicable) any traditional occupiers or usufructaries (beneficial occupants) of the land within the permit area.
Base Toliara SARL's Exploitation Permit, Permis D'Exploitation 37242 (“PE 37242”), was granted under the Former Mining Code. The validity and continuation of Exploration and Exploitation Permits issued under the Former Mining Code, like PE 37242, is presently not affected by the New Mining Code, subject to payment of prescribed administrative fees and compliance with provisions relating to the transition of the Former Mining Code to the New Mining Code. The initial term of PE 37242 remains forty (40) years, notwithstanding that the New Mining Code provides that Exploitation Permits have a term of twenty-five (25) years. However, with the introduction of the New Mining Code, the term of any renewal of PE 37242 has been reduced to fifteen (15) years (from twenty (20) years).
Environmental and Social Efforts and Impacts
Uranium is the fuel for carbon-free, emission-free baseload nuclear power and is a key factor in successfully combating global climate change. In addition to producing uranium from our mines, we recycle other companies’ uranium-bearing tailings or wastes (Alternate Feed Materials) at the Mill for the extraction of uranium that would otherwise have been permanently disposed of, thereby reducing the need for new mining by maximizing extraction of existing sources and limiting the number of constituents ultimately disposed of. We also recover previously disposed of uranium and vanadium by recycling the Mill’s tailings solutions. Furthermore, our production of a commercially salable RE Carbonate and separated REEs through the recycling of natural monazite sands, which have historically been considered wastes due to their radioactive content, allow us to provide crucial links in a commercially viable U.S. REE supply chain for use in key green energy technologies, such as solar panels, wind turbines, and electric and hybrid car batteries. In addition, our program for the potential recovery of radioisotopes for use in the production of TAT therapeutics for cancer treatments involves recycling the Mill’s existing process streams for the recovery of valuable radioisotopes that have traditionally been considered wastes and have been permanently disposed of.
Through these operations and initiatives, we remain diligent in our efforts to ensure our operations minimize any impacts to public health, safety and the environment, including any impacts to water, air, wildlife, soil, cultural resources, the occupational

Table of Content
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
Our U.S. operations are located primarily in rural and underserved areas and support the local economies, not only through the taxes we pay to local authorities and the salaries and wages we pay to our employees and to numerous third-party contractors, such as transportation companies, equipment rental companies, equipment vendors and service providers, but also indirectly through the “multiplier effect” to the communities as a whole. That is, the money we pay directly to our employees, contractors, vendors and providers is spent by them in the communities, thereby providing income to local businesses and wages and salaries to employees and owners of those business, who in turn spend their income, salaries and wages on other businesses in the community. Indeed, as the largest private employer in San Juan County, Utah, the Mill is a very significant factor in the local economy.
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
Kwale Project and Toliara Project
Both the Kwale Project in Kenya and Toliara Project in Madagascar are located in regions of high conservation value and recognized for their biodiversity richness. They are also areas facing significant anthropogenic pressures, such as deforestation and wide scale land clearing. To support conservation and biodiversity efforts in these areas, a range of programs have been established, including a propagation research program to grow endemic plants, including rare and endangered species.
The Kwale Project's indigenous tree and plant nursery has achieved success since being established in 2012 and is now one of the largest of its kind in Africa, having propagated over 400,000 indigenous plants to date across 307 species. The use of locally sourced indigenous grass seed and endemic trees from the nursery has provided the opportunity to restore mined out and disturbed areas to ecologically functioning habitats, which if linked to established forest patches, are expected to result in functioning ecosystems that can support Kenya's broader conservation and biodiversity efforts. In Madagascar, an endemic indigenous tree and plant nursery has also been established and is in readiness for development of the Toliara Project. Despite limited opportunities to extend our seed collection efforts and collaborate with conservation organizations because of Toliara's suspension of activities, Base Resources has managed to propagate over 75,000 trees and plants from an estimated 206 species, including three of Madagascar's iconic baobab species endemic to the project region.
Employees
As of December 31, 2024, the Company and its subsidiaries have approximately 1,370 full-time employees, 210 of whom are employed through the Company’s wholly owned, indirectly held subsidiary EFUSA and 1,160 of whom are employed through the Company's wholly owned, indirectly held subsidiary Base Resources. Our operations in the U.S. are in established mining areas where we have found sufficient available personnel for our business plans. While our operations in Kenya and Madagascar are in less developed mining jurisdictions, Base Resources has recruited or trained sufficient personnel to execute on its business plans.
Energy Fuels is an equal opportunity employer and is committed to making employment decisions based on valid job requirements, without regard to race, color, national origin, gender, religion, age, sex, sexual orientation, gender identity or gender expression, disability, veteran status or any other legally protected status. The Company also provides reasonable accommodation for qualified individuals in the U.S. with known disabilities and employees whose work requirements interfere with a religious belief unless doing so would result in an undue hardship to the Company or cause a direct threat to health or safety, and is evaluating the extent to which these policies can be applied to its non-U.S. employees.
The Company actively engages with its Board of Directors (the “Board”) to continually make improvements to diversity through inclusion. Pursuant to the Company’s Diversity Policy, Energy Fuels’ Governance and Nominating Committee (“GN Committee”) is required to monitor, on an ongoing basis, the implementation and effectiveness of the Diversity Policy and to,

Table of Content
at least annually, assess: (i) the mix of diversity, skill and expertise on the Board and the Executive Team, (ii) the measurable objectives set pursuant to the Policy, and (iii) progress in achieving such measurable objectives, including any targets, if set. As a part of its annual assessment, the GN Committee reviews its Diversity Policy for relevance and effectiveness, any new shareholder advisory guidelines, TSX and NYSE American company guides and any changes to legal requirements, and provides to the Company’s Board its Annual Report with recommendations to improve and sustain diversity at the executive and Board levels. Most recently, in January 2024, the GN Committee recommended to the Board, and the Board approved and adopted, a number of diversity-based recommendations that include maintaining its measurable objectives of having, at current Board size, a qualified Board that is at least 30% gender diverse (including a minimum of one woman) at all times with at least one qualified racially or ethnically diverse director on the Board at all times. See the Company’s Proxy Statement on Schedule 14A, filed April 24, 2024, for our most recent disclosure on Energy Fuels’ diversity statistics.
Available Information
Detailed information about Energy Fuels is, and will continue to be, included in our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedules 14A and other reports, and amendments to those reports that we file with or furnish to the SEC and, for Canadian purposes, the Ontario Securities Commission (“OSC”). The Company is a U.S. domestic issuer for SEC reporting purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. GAAP and its primary trading market is the NYSE American. However, prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. All such Forms 10-K, 10-Q and 8-K, including any amendments to such reports, filed after January 1, 2016 are available free of charge on our website, www.energyfuels.com, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this Annual Report. In addition, all public filings, including Insider Reports, of the Company can be found on the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) platform, and on the OSC’s System for Electronic Data Analysis and Retrieval + (“SEDAR+”) and System of Electronic Disclosure by Insiders (“SEDI”). We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
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

Table of Content
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

Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market prices of uranium, vanadium and REEs, as well as HMS and their components, including the prices for ilmenite, rutile and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project, Toliara Project, the Donald Project and any other HMS projects and which could impact monazite supply for our RE Carbonate and separated REE production. Among other factors, these prices also affect the value of our resources, reserves and inventories, as well as the market price of our Common Shares.

Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident or fear of a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, for instance, any plans included in a President’s fiscal budget and those taken pursuant to the U.S. Uranium Reserve Program. With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. With respect to REEs, such factors include, among others: demand for REEs; political and economic conditions in REE producing and consuming countries; REE-bearing ore supply from secondary sources; international interest in the purchase of RE Carbonate, separated REE oxides and other REE products, absent a U.S.-based separation facility; public and political response to REE initiatives at the Mill; governmental investment in domestic REE

Table of Content
infrastructure; world production levels; costs of production; risks associated with foreign governmental actions, policies, laws, rules, regulations and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to the Company and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of RE Carbonate, REE oxides, and other REE products and services to world and domestic markets; and other government actions, including licensing and import requirements. With respect to HMS, such factors include, among others: demand for titanium minerals and zircon; political and economic conditions in HMS producing and consuming countries; other government actions, including licensing and import requirements; geopolitical factors; world production levels; exploration, mining, processing, refining and other costs of production; grades of HMS ore bodies being mined; scale of mining method; growth in end-use demand for titanium minerals and zircon, including GDP growth in consuming countries; available mineable deposits and upgrading facilities; currency fluctuations; and other market demand and supply dynamics.

Other factors relating to the prices of uranium, vanadium, REEs, HMC and HMS products include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; tariffs, subsidies or other trade barriers; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium, vanadium, RE Carbonate, REE oxides and other REE products and services, and HMC and HMS products by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction, recovery or processing at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium, vanadium, REE, HMC and HMS product recovery and other business activity are dependent on our expectation and the industry’s expectations of uranium, vanadium, REE, HMC and HMS product prices, which may not be realized or may change. In the event we conclude that a significant deterioration in expected future uranium, vanadium, REE, HMC or HMS product prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.

The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from or processed at our properties will be such that any deposits can be operated at a profit.

Our profitability is directly related to the market prices of uranium, vanadium, REEs, HMC and HMS products recovered. We may, from time to time, undertake commodity and currency hedging programs with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into additional term contracts for future sales of uranium, vanadium or RE Carbonate at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.

The majority of our properties do not contain Mineral Reserves under S-K 1300 and NI 43-101, and some of the Company’s properties, projects and facilities may not be economic at any point in time or at all.

Only two of our properties – the Sheep Mountain and Pinyon Plain mines – contain Mineral Reserves under SEC S-K 1300 and NI 43-101 (see “Item II, Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves”). Depending on uranium, vanadium, REE, HMC and HMS product prices, some or all of our properties, projects and facilities may not be economic for uranium, vanadium, REE or HMC or HMS product extraction, recovery or processing at any point in time. Generally, we intend to continue to hold, and in certain cases advance, properties, projects and facilities which may not be economic at any point in time in anticipation of possible future increases in the prices of uranium, vanadium, REEs, HMC and/or HMS products, as the case may be. However, in those circumstances, there can be no assurance at any time that such prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery or processing activities at those projects or facilities. In the event of depressed commodity prices, we would continue to hold our standby properties, projects and facilities because we believe that prices are likely to rise, to such levels within a reasonable time period to justify future production. This ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a

Table of Content
cost associated with holding and, in some cases, maintaining such properties, projects and facilities on standby during periods of depressed commodity prices, in those circumstances we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects or facilities.

Mining on properties having no known Mineral Resources or Mineral Reserves is inherently speculative and may not prove to be economic at any point in time or at all.
Mining is an inherently speculative business. Some of the properties on which we have the right to mine are not known to have any Mineral Reserves or Mineral Resources. There is a possibility that we will not discover uranium, vanadium, REEs and/or HMS, or potentially copper, on any or all of our properties which can be mined or extracted at a profit at any point in time or at all. Even if we do discover and mine such minerals, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines, and mines that are developed may not be profitable. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor, as well as all necessary licenses and permits, are just some of the many risks involved in mineral exploration programs and their subsequent development. However, we may elect, now or in the future, to proceed with the extraction of minerals on one or more of those projects without having completed the technical work required to declare a Mineral Reserve. If we are then unable to extract uranium, vanadium, REEs, HMC and/or HMS products, or potentially copper, in commercially viable quantities, the capital investment of mining such properties may be lost and could materially impact our business.

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

Mineral extraction is subject to potential risks and liabilities associated with impacts to the environment and the disposal of waste products occurring as a result of mineral exploration, extraction, mining, milling, recovery and production. Environmental liability may result from mining or mineral extraction activities conducted by others prior to our ownership of a property. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions. These actions may result in orders issued by regulatory or judicial authorities causing activities or operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Companies engaged in uranium, monazite, HMS or other exploration operations may be required to compensate others who suffer loss or damage by reason of such activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Should we be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend activities or operations, declare bankruptcy or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. To the extent that we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce otherwise available earnings and could have a material adverse effect on us. In addition, we do not have coverage for environmental losses generally or for certain other risks as such coverage cannot be purchased at a commercially reasonable cost. Compliance with applicable

Table of Content
environmental laws and regulations requires significant expenditures and increases mine and facility, construction, development and operating costs.

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

The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, as well as the production of RE Carbonate, separated REEs and other REE products, HMC, HMS products and the extraction and concentration of radioisotopes for use in TAT medical treatments, some of which can be inaccurate, non-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.

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

Table of Content
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

Table of Content
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

Only two of our properties – the Sheep Mountain and Pinyon Plain mines – contain Mineral Reserves as defined under S-K 1300 and NI 43-101. See “Item II, Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves.”

Mineral Reserves and Mineral Resources are statistical estimates of mineral content pursuant to S-K 1300 and NI 43-101 based on limited information acquired, in large part, through drilling and other sampling techniques and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our Mineral Reserves and Mineral Resources are estimates, and no assurance can be given that the estimated Mineral Reserves and Mineral Resources are accurate or that the indicated levels of uranium, vanadium, REEs, HMC or HMS products will be produced economically or otherwise. Actual mineralization or formations may be different than predicted. Further, it may be many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Mineral Reserve and Mineral Resource estimates for properties that have not commenced extraction, production or recovery are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such Mineral Resource and Mineral Reserve estimates may require revision as more drilling information becomes available, as actual extraction, production or recovery experience is gained, and as methods and technologies develop further. It should not be assumed that all or any part of our Mineral Resources constitute, or will be converted into, Mineral Reserves. Market price fluctuations of uranium, vanadium, REEs, HMC or HMS products as applicable, as well as increased production and capital costs and/or reduced recovery rates, may render our proven and probable Mineral Reserves unprofitable to develop at a particular site or sites for periods of time or may render Mineral Reserves containing relatively lower grade mineralization uneconomic.

Opposition to mining may disrupt our business activities.

In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities, including with respect to production and uranium recovery at our facilities, such as the Mill and the Pinyon Plain Project, and exploration, permitting and development activities at our HMS projects in foreign countries such as Brazil and Madagascar. This opposition may take on forms such as road blockades, vandalism, threats and/or slander, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, government-imposed suspensions, issuances of unfavorable laws and regulations, changes in regulatory attitudes and interpretations and other rulings contrary to or otherwise harming our interests. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities are beyond our control. With the advent of social media and today’s access to information, non-governmental organizations around the world can more readily join together to solicit opposition on a world-wide basis to any of our operations or projects in the U.S. and around the world. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs and delays, which could have a material adverse effect on our business and financial condition.

We are subject to technical innovation and obsolescence.

Requirements for our products and services may be affected by: technological changes in nuclear reactors, enrichment and used uranium fuel reprocessing; facilities and processes for REE and radioisotope recovery; and substitutes for REEs, HMC, HMS

Table of Content
products and the radioisotopes the Company may potentially be producing. These technological changes could reduce the demand for our products and services and/or increase the supply of competitive products and services. The cost competitiveness of our operations may be impacted through the development and commercialization of other mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over the Company or that reduce the demand for the Company’s products and services or make them obsolete.

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

Our operations and activities are subject to all the hazards and risks normally incidental to exploration, construction, development, extraction and mining of mineral properties, and recovery, processing and milling, including: environmental hazards; industrial accidents; labor disputes, disturbances and unavailability of skilled labor; encountering unusual or unexpected geologic formations; rock bursts, pressures, cave-ins and flooding; periodic interruptions due to inclement or hazardous weather conditions; technological and processing problems, including unanticipated metallurgical difficulties, ground control problems, process upsets and equipment malfunctions; the availability and/or fluctuations in the costs of raw materials and consumables used in our production and recovery processes; the ability to procure mining and other equipment and operating and other supplies in sufficient quantities and on a timely basis; and other extraction, mining, recovery, milling and processing risks, as well as risks associated with our dependence on third parties in the provision of transportation and other critical services. Many of the foregoing risks and hazards could result in damage to, or destruction of, our mineral properties or processing or recovery facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of extraction, mining, production and recovery from our mines or processing facilities or in our exploration, construction or development activities, delay in or inability to receive regulatory approvals to transport our uranium, vanadium, REE, HMC or HMS products, and costs, monetary losses and potential legal liability and adverse governmental action. In addition, due to the radioactive nature of the materials handled in uranium and monazite extraction, mining, recovery, processing and transportation (both trucking and shipping), additional costs and risks are incurred by us on a regular and ongoing basis.

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

Risks associated with our REE business.

There are a number of risks inherent to our REE activities, which, in addition to other applicable risks described in this Item 1A – Risk Factors, include the following:

•The risk of achieving and maintaining an adequate supply of monazite feed for processing at the Mill. Although the Company has acquired the Bahia Project, it is currently at the exploration and permitting stage and is not an operating mine. The same consideration applies to the Toliara Project and the Donald Project, although both the Toliara Project and the Donald Project are at a more advanced stage, they are not operating mines at this time. As a result, the Company does not currently own its own operating monazite-bearing mine(s) and is completely dependent on contractual arrangements for its REE feed sources at this time. There can be no guarantee that the Company will be able to secure adequate monazite supply over the long-term at suitable prices or that the Bahia Project, Toliara Project or the Donald Project will be developed into operating monazite-producing mines. In addition, the price the Company may be required to pay for monazite sands is subject not only to commercial factors but also to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential acquisitions of additional mines or

Table of Content
resource properties and joint ventures with mine or resource property owners, but there can be no guarantee that any such acquisitions or joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore sources, we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources;
•The risk of being able to contract to sell the Mill’s REE products at satisfactory prices. The Company intends to secure potential sales contracts with NdPr and other REE oxide users for any separated NdPr, REE oxides and other REE products produced by the Company, but there can be no guarantee that any such contracts will be entered into on satisfactory terms, or at all, in the future. If the Company is not able to secure adequate contracts for the sale of its separated NdPr, REE oxides or other REE products, we may be required to hold our separated NdPr, REE oxides and other REE products in inventory until they can be sold at reasonable prices, which would require the commitment of the Company’s cash resources while the REE product is being held in inventory. We would also bear the risk that the REE product may not be able to be sold at reasonable prices in the future, either due to a lack of a market for the purchase of our separated NdPr, REE oxides or other REE products and/or a reduction in REE commodity prices and, hence, we bear the risk of a reduction in the value of our separated NdPr, REE oxides or other REE products. We anticipate that the U.S. government may take steps to support the development of a U.S. supply chain for REEs through price support or other mechanisms, but there can be no guarantee that any such support will be given, or if given, would benefit the Company;
•The risk of process failures in the production of separated NdPr, REE oxides or other REE products, such as the Company’s ability to continue producing separated NdPr and to produce REE oxides and other REE products at commercial specifications and on a commercial scale at acceptable costs, which could prevent future commercial production of separated NdPr, REE oxides or other REE products at the Mill cost-competitively or at all;
•The risk that we may not be able to increase our sources of natural monazite sands or other ores in amounts sufficient to sustain cost-competitive production of separated NdPr, REE oxides or other REE products at the Mill or elsewhere;
•The inability of the Company to successfully or cost-competitively process other types of REEs and uranium-bearing ores and materials at the Mill, such as those produced from coal-based resources or Alternate Feed Materials;
•The inability of the Company to successfully enhance and modify existing Mill facilities to commission or otherwise construct and operate its planned Phase 2 REE separation circuit at the Mill, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere, at acceptable costs or at all;
•The risk of: permit and license challenges, the failure to obtain or retain any needed permit or license amendments, or changes in regulatory attitudes or interpretations. The Mill can produce RE Carbonate and/or separated NdPr, from uranium- ore and REE-bearing monazite sand ores, but additional permitting or licensing will be required to develop the Company’s planned Phase 2 REE separation circuit and facilities at the Mill and and may be required to develop potential REE metal and metal alloy facilities at the Mill or elsewhere. The existing licensing regime and any new or existing permits or licenses or amendments that may be required are subject to challenge, which could delay or prevent existing production or any new construction, as well as any separation and other activities;
•The current shortage of supply of REEs and the resulting prices for REEs, and the fear that supplies of REEs may not be forthcoming on a timely basis to meet new demands for REEs, such as for permanent magnets for EVs and hybrid EVs, may encourage end-users to substitute away from REEs to advance and use other technologies to meet consumer demands for end products, which could result in a significant reduction in demand for and prices of REEs. Sustained reductions in the price of REEs would impact the Company’s returns from its REE initiatives and could render them infeasible;
•The risk that further exploration, permitting and development work on the Bahia Project, Toliara Project and Donald Project may result in a determination by the Company that developing a mine on any of those properties is not feasible;
•The risks associated with HMC or HMS product production at the Company’s Bahia Project, Toliara Project, Donald Project or any other HMS project acquired by the Company in the future, and the risks associated with HMC and HMS product pricing could impact the profitability of mining any of the Company’s Bahia Project, Toliara Project and Donald Project or any such other HMS projects, which could impact the supply of monazite available to the Company from such projects;
•The risk of conducting exploration and mining activities in Brazil, Madagascar or any other developing or less-developed country, including: the need to rely on English/Foreign Language translations provided by third parties; variations in laws, labor practices, and social norms that could impact the Company’s ability to conduct business in a timely and effective manner; and delays caused by cross-border logistics, such as import and export processes; and
•Increases in the supply of REEs through the addition of new mines and/or REE processing facilities could increase the global supply of REEs and reduce the price of REEs and REE products. Sustained reductions in the price of REEs would impact the Company’s returns from its REE initiatives and could render them infeasible.

Table of Content
Risks Associated with our HMS Initiatives

There are a number of risks inherent to our HMS activities, which, in addition to other applicable risks described in this Item 1A – Risk Factors, include the following:

•Failure to integrate acquisitions, including the Bahia Project, Toliara Project, Kwale Project and the Company’s interest in the Donald Project, and/or incorrectly assess the value or risks associated with such and other potential acquisitions;
•The risk that the Company will not be successful in working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate, and risks associated with the ability of the Company to maintain suitable fiscal terms with the Madagascar government over time;
•The risk that monazite will not be added to the Toliara Project’s mining permit on a timely basis, or at all;
•Risks associated with the reclamation and closure of the Kwale Project;
•Risks associated with a Brazilian federal or state government delineating new conservation units or environmental protection areas or implementing a management plans or other restrictions that could impact planned exploration or production at the Bahia Project;
•Risks of challenges by special interest groups and other parties relating to our Bahia Project, Toliara Project, Kwale Project, Donald Project or any other HMS projects the Company may acquire or be associated with;
•The risk that a positive FID will not be made for the Toliara Project, Donald Project or Bahia Project on a timely basis or at all, and that any or all of the Toliara Project, Donald Project and/or Bahia Project will not be developed;
•Risks associated with fluctuations in price levels for HMC and HMS products, including the prices for ilmenite, rutile and zircon, which could impact planned production levels or the feasibility of production at any of our HMS projects;
•Risks related to conducting business operations in foreign countries including:
◦heightened risks of: expropriation of assets; business interruption; increased taxation; import/export controls; unilateral modification of concessions and contracts; changes in laws and regulations; and negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all;
◦geopolitical and country risks, including the risk of government instability and associated risks; and
◦human rights-related risks associated with the conduct of business in foreign countries, including risks associated with potential occurrences of forced labor, child labor and sex trafficking, that the Company may not be able to identify and address; and
•Risks associated with our joint ventures, including risks associated with holding minority interests and managing relations with our joint venture partners.

Risks Associated with our TAT Radioisotope Initiatives.

There are a number of risks related to our potential recovery of radioisotopes at the Mill for use in the development and production of emerging TAT cancer treatments, in addition to other applicable risks described in this Item 1A – Risk Factors, including:

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

Table of Content
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

We are required to comply with environmental protection laws and regulations and permitting requirements promulgated by federal agencies and various states, provinces, counties and local governments in the countries in which we operate and conduct our activities in connection with extraction, mining, recovery and milling operations. The uranium industry, including concentrating, handling and processing monazite, is subject not only to the worker health and safety and environmental risks associated with all mining activities, but also to additional risks uniquely associated with uranium extraction, mining, recovery and milling. We expend significant resources, both financial and managerial, to comply with these laws and regulations. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in extraction, mining, recovery or milling, the disposition of wastes, the decommissioning and reclamation of exploration, extraction, mining, recovery, milling and in-situ sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

We cannot predict what environmental legislation, regulations or policies will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted in the countries we operate. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine and other facility reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands and cultural resources. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, changes in regulatory attitudes and approaches, as well as potentially more vigorous enforcement policies, stricter interpretation of existing laws and stricter permit and license conditions may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays in our intended activities. There can be no assurance of our continued compliance or ability to meet stricter environmental laws and regulations and permit or license conditions or changes in attitudes or interpretations relating thereto. Delays in obtaining permits and licenses could impact expected production levels or increases in expected uranium, vanadium, REE, HMC and/or HMS product extraction levels.

Our operations may require additional analyses in the future, including environmental, cultural, and social impact and other related studies. Certain activities require the submission and approval of environmental assessments or the more comprehensive environmental impact statements, and the like. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration and development of our properties or, if feasible, to commence construction, development, operation or other activities relating to mining facilities at such properties on terms that enable operations or activities to be conducted at economically justifiable costs. If we are unable to obtain or maintain licenses, permits or other rights for construction, development and operation of our properties, or otherwise fail to manage adequately future environmental issues, our uranium, vanadium, REE, HMC and/or HMS product recovery operations and mining activities could be materially and adversely affected.
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

Table of Content
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

Possible amendments to the U.S. General Mining Law or other laws could make it more difficult or impossible for us to execute our business plan.

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

Table of Content
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

The Company is a “large accelerated filer,” meaning that, as of December 31, 2024: (i) we had a public float of $700 million or more as of the most recently completed second fiscal quarter; (ii) we had been subject to the requirements of the Exchange Act Section 13(a) or 15(d) for a period of at least 12 calendar months; (iii) we filed at least one annual report pursuant to the Exchange Act Section 13(a) or 15(d), and (iv) we were not eligible to use the requirements for “smaller reporting companies” under the applicable revenue test.

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

Table of Content

Participation in the renewal of the Russian Suspension Agreement and related activities could have negative repercussions.

In October 2020, the DOC and the State Atomic Energy Corporation Rosatom, acting on behalf of the Government of the Russian Federation, together signed an amendment (the “Russian Amendment”) to the “Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation” (the “Russian Agreement”), thereby extending limitations on the import of Russian LEU into the U.S. for use as fuel for nuclear reactors until the year 2040 and tightening restrictions in order to close loopholes identified in the original Russian Agreement. The Company participated with the DOC in its efforts to secure the Russian Amendment as an advocate for domestic uranium producers, which has the potential for negative responses or repercussions to these activities from various special interest groups, government entities, consumers of uranium and participants in other phases of the nuclear fuel cycle, both domestically and abroad, and could thereby negatively impact the Company and its operations.
The new or lasting impacts of the USMCA (formerly NAFTA) on the Company remain unclear, and any action by the President of the United States to withdraw from or materially modify certain other international trade agreements in the future could adversely affect our business, financial condition and results of operations, to the extent dependent on the jurisdiction of our incorporation.

Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are held by U.S. residents, we are a U.S. domestic issuer for SEC reporting purposes, and the Company’s head office is located in the U.S., the Company is incorporated in Ontario, Canada. On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of the North American Free Trade Agreement (“NAFTA”) in what is known as the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020 after being approved by the U.S. Congress. At this time, the new or lasting impacts of the USMCA on the Company remain unclear. In addition, if the President of the United States takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.

Risks Related to Our Business

Some of our mineral properties may never be put into a state of production.

In addition to the Toliara Project and Donald Project as described below, depending on REEs, HMS, uranium and vanadium prices, some of our mineral properties may never be put into a state of production. Two of our projects have Mineral Reserves as defined by S-K 1300 and NI 43-101 — the Sheep Mountain Project and the Pinyon Plain Project. Because the probability of an individual prospect ever having Mineral Reserves as defined by S-K 1300 and NI 43-101 is uncertain, our other properties may not contain any Mineral Reserves. Even if Mineral Reserves are identified, depending on commodity prices, we may not put a property into a state of production due to insufficient capital or other reasons. Any funds spent on exploration, construction, development, extraction and recovery on any properties that are not put into production may be lost. We do not know with certainty that economically recoverable uranium. Vanadium, REEs, HMC or HMS products, as applicable, exist on all of our properties as defined by S-K 1300 and NI 43-101. Further, although we are undertaking uranium extraction activities at our Mill and are mining at several of our properties at current commodity prices, our lack of established Mineral Reserves on a number of our properties means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover additional uranium, vanadium, REEs, HMC or HMS products in commercially exploitable quantities, and, depending on commodity prices, our identified deposits currently classified as Mineral Resources may never qualify as commercially mineable Mineral Reserves. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium, vanadium, REE and/or HMS mineralization might be present.

The exploration and, if warranted, construction relating to or development of mineral deposits involves significant financial and other risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenditures are required to establish Mineral Reserves by drilling and to construct mining and processing facilities at a site. Our operations and activities are subject to the hazards and risks normally incident to exploration and production of uranium, precious and base metals, HMC and HMS products, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. While we may obtain insurance against certain risks, the nature of these risks is such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays

Table of Content
and require significant capital outlays, adversely affecting our future earnings and competitive position and, potentially, our financial viability.

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

Due to significantly improved uranium prices in 2023, three of the Company’s conventional mines were brought back into operation near the end of the year, with the remaining conventional properties remaining either on standby, in the evaluation and permitting phase, undertaking rehabilitation and preparedness work or inactive. However, in times of depressed commodity prices when conventional mine production is entirely or significantly on standby, the Mill has relied primarily on processing Alternate Feed Materials and has also recycled tailings pond solutions for the recovery of uranium and vanadium. The Company continuously seeks to identify and secure additional Alternate Feed Materials and other sources of mill feed, such as materials from the cleanup of AUM sites. The Company is also continuing with its commercial production of separated NdPr and is in the process of permitting and developing its planned Phase 2 REE separation circuit to allow for the expanded separation of REE oxides. However, there can be no assurance that sufficient conventional ores, Alternate Feed Materials, suitable tailings pond solutions, monazite, REEs and/or other sources of mill feed will be available in the future, or that our planned increases to production of separated REE oxides will be successful, so as to allow us to operate the Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.

There can be no guarantee that we will be able to enter into additional new term sales contracts in the future for uranium, vanadium, REEs, HMC or HMS products on suitable terms and conditions.

The Company secured three new long-term sales contracts with U.S. nuclear utilities in May 2022 and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s ongoing invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. However, there can be no guarantee that the Company will be able to enter into additional long-term contracts for the delivery of significant amounts of uranium at satisfactory prices in the future. Suitable fixed-price long-term contracts for vanadium, HMC and HMS products are generally not available and, generally, contracts for the sale of REE oxides and other REE products vary with the prices of REEs. Thus, there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of significant amounts of vanadium, separated NdPr, REE Oxides or other REE products or HMC or HMS products at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.
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

We face risks associated with the closure of Kwale Operations.
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

Table of Content
•resolving current and potential legal disputes on acceptable terms, including with community, government and government related bodies, third party royalty holders and site employees (for example, over contractual obligations, severance packages, and associated employment termination issues).

We face risks associated with our ability to earn our 49% interest in the Donald Project Joint Venture.

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
•Donald Project Pty Ltd having secured commitments for non-recourse and/or government-backed debt financing for the project development costs required in addition to the Company’s AUS$183 million earn-in amount;
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

The Company may not be able to raise debt financing as may be required or desirable for planned expansion of our operations or for the development of projects with third parties in which we have a joint venture or other interest. The failure to raise debt financing on suitable terms or at all when required or desirable could have a material adverse effect on our operations and financial condition. We may not be able to enter into suitable offtake agreements to support project debt financing.
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

Although all our U.S. reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all the bonded amounts, to the extent the bonded amounts are not fully collateralized, we will be required to provide additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due. Not all our non-U.S. reclamation obligations are bonded, although the Company generally seeks to maintain a cash or other reserve to cover anticipated reclamation costs for all projects. To the extent reclamation obligations are not bonded or adequate cash or other reserves are not set aside to cover anticipated reclamation costs, the Company may not have the financial resources to perform such reclamation obligations.

Table of Content

We may need additional financing in connection with the implementation of our business and strategic plans from time to time.

The exploration, construction, development and acquisition of mineral properties and the ongoing operation of mines and other facilities, including the Toliara Project, the Donald Project, the Bahia Project, and the Phase 2 REE separation circuits at the Mill, requires a substantial amount of capital and may depend on our ability to obtain financing through joint ventures, debt financing, equity financing and/or other means. We may accordingly need further capital in order to take advantage of further opportunities or acquisitions. Our financial condition, general market conditions, volatile REEs, HMC, HMS product, uranium and vanadium markets, volatile interest rates, legal claims against us, a significant disruption to our business or operations, or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, volatility in the credit markets may increase costs associated with debt instruments due to increased spreads over relevant interest rate benchmarks, or may affect our ability, or the ability of third parties we seek to do business with, to access those markets. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings due to a low share price and may create the potential need for us to offer higher discounts and other value (e.g., warrants). There is no assurance that we will be successful in obtaining required financing as and when needed on acceptable terms, if at all.

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

Decommissioning plans for our properties in the U.S., and generally in other jurisdictions, have been filed with applicable regulatory authorities. These regulatory authorities have accepted the decommissioning plans in concept, not upon a detailed performance forecast, which has yet to be generated. Over time, further regulatory review of the decommissioning plans may result in additional decommissioning requirements, associated costs and the requirement to provide additional financial assurances, including as our properties approach or go into decommissioning. It is not possible to predict what level of decommissioning and reclamation (and financial assurances relating thereto) may be required in the future by regulatory authorities. The decommissioning and rehabilitation plan for Kwale Operations has been filed with the Kenyan NEMA with approval granted on September 25, 2024. While the financial statements of Base Resources provide for the estimated costs of this decommissioning and rehabilitation for Kwale Operations, there can be no assurance or guarantee that the ultimate cost of such decommissioning and rehabilitation will not exceed the estimated liability provided in the financial statements.

Our mineral properties may be subject to defects in title or risks of forfeiture.

We have investigated our rights to explore and exploit all our material properties and, to the best of our knowledge, those rights are in good standing. However, no assurance can be given that such rights will not be revoked, or significantly altered, to our

Table of Content
detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties, including by governments, surface owners, and non-governmental organizations.

The validity of unpatented mining claims on U.S. public lands is sometimes difficult to confirm and may be contested. Due to the extensive requirements and associated expense required to obtain and maintain mining rights on U.S. public lands, our properties are subject to various title uncertainties common to the industry with the attendant risk that there may be defects in title. In addition, certain lands have been withdrawn around the Grand Canyon National Park, including most recently in the newly established Ancestral Footprints of the Grand Canyon National Monument, from location and entry under the Mining Laws. All the Company’s properties located on the Arizona Strip, with the exception of its Wate Project and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the withdrawn lands and boundaries of the Grand Canyon National Monument. No new mining claims may be filed on the withdrawn lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Further, our Arizona 1 Project has an approved plan of operations which, absent modification, would not require a mineral examination. Although our Pinyon Plain Project also has an approved plan of operations, which, absent modification, would not require a mineral examination, the USFS performed a mineral examination at that mine in 2012, and concluded that the underlying mining claims are valid existing rights (a decision which has been involved in a court challenge). However, market conditions may postpone or prevent the performance of mineral examinations on certain other properties and, if a mineral examination is performed on a property, there can be no guarantee that the mineral examination would not result in one or more of our mining claims being considered invalid, which could prevent a project from proceeding.

The granting of mineral rights in Brazil is performed in four steps: exploration authorization, right to request a mining concession, mining concession request and mining concession grant. Each step requires that certain actions must be taken, results must be achieved by the Company, and in some circumstances approvals must be obtained, within certain time periods, which can be extended or renewed in certain circumstances by the ANM. The Company’s mineral rights in Brazil are at risk of being forfeited if the Company fails to take the required actions, fails to achieve the required results or fails to obtain the required approvals, within the required time frames and ANM declines to extend or renew such time frames. The forfeiture of any such mineral rights could have a material adverse effect on our operations. See “Part I, Item 2. The Bahia Project.”

Certain of our properties, or significant portions thereof in various countries, are mineral leases or the equivalent that have fixed terms, both with State and private parties. Certain of our properties are subject to other agreements that may affect our ability to explore, permit, develop and operate them, including surface use, access and other agreements. There can be no guarantee that we will be able to obtain, renew or extend such leases and agreements on favorable terms or at all. The failure to renew any such leases or agreements could have a material adverse effect on our operations.

The Company’s operations in Africa may expose the Company to uncertain social, political or economic conditions and/or other risks. Government agencies or other counterparties could seek to assert rights of expropriation, renegotiation or nullification of existing concessions, contracts and pricing benchmarks, challenges to title to properties or mineral rights or delays renewing licenses and permits.

Because we may be unable to secure access rights to certain of our properties, we may be unable to explore and/or advance such properties.

We are currently in the process of negotiating and clarifying access rights to certain of our properties, such as the Roca Honda Project, the Wate Project, the Donald Project, the Bahia Project and the Toliara Project, with private landholders or holders of various types of surface or habitation rights, including relocations of inhabitants to more suitable locations, in accordance with applicable local and international protocols, in certain circumstances. There can be no guarantee that we will be able to negotiate or clarify such access rights on favorable terms, or at all. The failure to negotiate or clarify such access rights on suitable terms could have a material adverse effect on our operations.

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

Table of Content
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

Our operations outside the United States and Canada require us to comply with a number of United States, Canadian and other international regulations. For example, our operations in countries outside the United States and Canada are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage, as well as to the Corruption of Foreign Public Officials Act (“CFPOA”), which is the Canadian equivalent of the FCPA and the Australian anti-bribery laws set out in the Australian Criminal Code Act 1995 (Cth) (the “CCA”). Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA, CFPOA and CCA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

The development of the Toliara Project requires certain actions of the Government of Madagascar and the Company, including formalizing the terms and conditions set out in the MOU and satisfying such conditions, neither of which may

Table of Content
occur on a timely basis, or at all. Further, the development of the Toliara Project is dependent on several factors beyond our control.

Development of the Toliara Project will be dependent on several factors including, but not limited to:
•securing requisite fiscal and legal stability through the implementation of the Stability Mechanism (e.g. through eligibility certification under an amended LGIM and Investment Agreement, if required);
•formalizing the terms and conditions of the MOU with the Government of Madagascar;
•the Company advancing activities necessary to achieve an FID;
•satisfaction of the terms and conditions of the MOU by both the Company and the Government of Madagascar;
•having monazite included as a mineral for exploitation on the Toliara exploitation permit on a timely basis;
•securing requisite land access for the Toliara exploitation permit and the Toliara Project’s associated infrastructure;
•access to adequate capital to fund development;
•obtaining regulatory consents and approvals necessary for, or exemptions beneficial to, development and production on a timely basis;
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

In respect of the Company's Bahia Project in Brazil, there is a risk of a Brazilian federal or state government enacting or managing a conservation unit or environmental protection area or implementing a management plan in connection therewith that could impact planned production at or restrict the Company’s ability to or prevent the Company from mining the Company’s Bahia Project, or portions thereof. Such an action could have a material adverse effect on our operations, liquidity and/or financial condition.

We are subject to foreign currency risks which could have a material impact on our cash flows and profitability.

Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses are measured in Canadian dollars and Brazilian Real. The operations of Base Resources are also primarily conducted in U.S. dollars, but Base Resources conducts some of its business in currencies other than the U.S. dollar (including, Australian dollars, Kenyan Shillings and Malagasy Ariary). The fluctuation of the Canadian dollar, Australia dollar, Brazilian Real, Kenyan Shilling and/or Malagasy Ariary in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, any strengthening of the U.S. dollar relative to other currencies makes our mineral extraction and recovery less competitive in relation to similar activities in other countries and could have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.

We may not realize the anticipated benefits of previous acquisitions which could impair our results of operations, profitability and/or financial results.

We may not realize the anticipated benefits of acquiring: the Sheep Mountain Project in 2012; Denison Mines Corp.’s U.S. Mining Division in 2012, including the Mill, certain of the Arizona Strip Properties, the Bullfrog Project and the La Sal Project; Strathmore in 2013, including the Roca Honda Project; Uranerz in 2015, including the Nichols Ranch Project; the Bahia Project in Brazil in 2023; the Donald Project in Australia in 2024; and Base Resources in 2024, which owns the Toliara Project and Kwale Project in Africa, due to integration, operational and REE, HMC, HMS product, uranium and/or vanadium market challenges. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and, in some cases, we have elected to sell or abandon certain of these properties at a loss. Our success following those acquisitions will depend in large part on the success of our management in valuing the acquired assets and integrating the acquired assets into the Company. Our failure to properly value the assets and to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and/or financial results.

Table of Content

We prepare estimates of future uranium, uranium/vanadium, REE (monazite), HMC and HMS product extraction and recovery, and there are no assurances that such estimates will be achieved.
We may from time to time prepare estimates of future uranium, vanadium, monazite, REE, HMS or other mineral extraction and recovery, or increases in uranium, vanadium, monazite, REE, HMS or other mineral extraction and recovery, for particular operations, or relating to our ability to increase uranium, vanadium, monazite, REE, HMS or other mineral extraction and recovery in response to increases in commodity prices, as market conditions warrant or otherwise. No assurance can be given that any such extraction and recovery estimates will be achieved, nor can assurance be given that extraction or recovery increases will be achieved in a cost effective or timely manner. Failure to achieve extraction and recovery estimates or failure to achieve extraction and recovery in a cost effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of Mineral Resource and Mineral Reserve estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or lack thereof, or injunctions or lack thereof, relating to any approvals, licenses or permits.

Our actual uranium, vanadium, monazite, REE, HMC, HMS product or other mineral extraction and recovery may vary from estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors relating to the Mineral Resources and Mineral Reserves, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with extraction, mining and recovery; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.

In addition, the Company is evaluating potentially recovering copper at the Mill as a byproduct with uranium from its Pinyon Plain Project. There can be no assurance that this evaluation will result in the Mill being able to recover copper at the Mill as a byproduct on an economic basis.

We depend on the issuance of license amendments and renewals, which cannot be guaranteed.

We maintain regulatory licenses and permits in order to operate our Mill and Nichols Ranch Project, and conventional mines and other projects and facilities, which are subject to renewal from time to time and are required in order to operate in compliance with applicable laws and regulations. In addition, depending on our business requirements, it may be necessary or desirable to seek amendments to one or more of our licenses or permits from time to time. While we have been successful in renewing our licenses and permits on a timely basis in the past and in obtaining such amendments as have been necessary or desirable, there can be no assurance that such license and permit renewals and amendments will be issued by applicable regulatory authorities on a timely basis or at all in the future.

We will need to continuously add to our Mineral Reserve and Mineral Resource base and to expand our sources of Alternate Feed Materials.

The majority of our properties do not contain any Mineral Reserves under S-K 1300 and NI 43-101. See Item II, “Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves.”

Our material uranium Mineral Resources are located at the Nichols Ranch Project, the Pinyon Plain Project, the Roca Honda Project, the Sheep Mountain Project, the Bullfrog Project and the La Sal Project. These projects are our primary sources (and potential sources) of current and future uranium concentrates. Unless other Mineral Resources or Mineral Reserves are discovered or extensions to existing resource bodies are found, our sources of extraction, production and recovery for uranium concentrates will decrease over time as our current Mineral Resources and Mineral Reserves (contained at the Pinyon Plain and Sheep Mountain mines) are depleted.

Table of Content
There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our Mineral Resources or finding or developing Mineral Reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, such as the Bahia Project, the Toliara Project and the Donald Project, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.

We also recover uranium by processing Alternate Feed Materials at the Mill. There can be no assurance that additional sources of Alternate Feed Materials will be forthcoming in the future on commercially acceptable terms or otherwise, or that we will be successful in receiving all required regulatory approvals, licenses and permits on a timely basis to allow for the receipt and processing of any such Alternate Feed Materials.

In addition, we rely on monazite for our separated NdPr and planned expanded REE oxide Phase 2 separation circuit production at the Mill. There can be no assurance that additional sources of monazite will be forthcoming in the future on commercially acceptable terms or otherwise, or that the Bahia Project, Toliara Project and/or Donald Project, which are currently in various phases of exploration, permitting and development, will be commercially profitable.

Our sales of uranium, vanadium, REE, HMC and HMS products expose us to the risk of non-payment.

Our sales of uranium, vanadium, HMC, HMS products and REE products expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring prepayment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s uranium sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.

We are dependent on key personnel and qualified and experienced employees.

Our success will largely depend on the efforts and abilities of certain senior officers and key employees, some of whom are approaching retirement. Certain of these individuals have significant experience in the uranium, REE and HMS industries. The number of individuals with significant experience in these industries is small. While we do not foresee any reason why such officers and key employees will not remain with us, other than through retirement, if for any reason they do not, we could be adversely affected. We have not purchased key person life insurance for any of these individuals, other than for our Chief Executive Officer.

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

Nevertheless, our success will depend on the availability of qualified and experienced employees to work in our operations and our ability to develop, attract and retain such employees. The number of individuals with relevant mining and operational experience in the Company’s key industries, especially the U.S. uranium, and REE and HMS industries, is small. As the Company grows there is a risk that we may not be able to grow our qualified workforce and management team in pace with the growth of our business and activities, which could hamper our growth efforts.

We are dependent on business partner, government and third-party consents and approvals.

We have a number of joint ventures and other business relationships from time to time relating to our properties and projects, including key projects, such as the Arkose Mining Venture, and the Donald Project, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third-party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.

Certain of our directors may be in a position of conflict of interest with respect to the Company due to their relationship with other resource companies.

Table of Content
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

Our relationship with our employees may be impacted by changes in labor relations which could have a material adverse impact on our cash flows, earnings, results of operations, and/or financial condition.

One of our subsidiaries, Base Titanium Limited (“Base Titanium”), is a party to a collective bargaining agreement for a significant portion of its Kwale Operations workforce; however, none of our other operations or activities currently directly employ unionized workers who work under collective agreements. There can be no assurance that our employees or the employees of our contractors will not become unionized in the future or, in relation to Base Titanium, that it will not become the subject of industrial action in relation to the portion of its Kwale Operations workforce that work under a collective agreement, which may impact our mine closure and reclamation activities. Any lengthy work stoppages may have a material adverse impact on our future cash flows, earnings, results of operations and/or financial condition.

Investors in jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments under their respective jurisdiction's securities laws against an Ontario corporation.

Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are registered in the names of holders in the U.S. and we are a U.S. domestic issuer for reporting purposes with the SEC, our head office is in the U.S., the Company was incorporated in Ontario and, as a result, investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report and the Company's other SEC filings, including the Annual Report on Form 10-K for fiscal year 2023, based on civil liabilities provisions of the federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence.

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.

To meet business objectives, the Company relies on both internal information technology (“IT”) systems and networks and those of third parties and their vendors to process and store sensitive data, including confidential research, business plans, financial information, process technology, intellectual property and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and to the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection and response capabilities, as well as to ensure the Company’s third-party providers have the required capabilities and controls to address this risk on an ongoing basis. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data and, where applicable, that they will take steps to ensure the protections of such data by third parties, those partners may nonetheless also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our IT systems or other means, could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increasing volume and sophistication of the attacks paired with the increasingly high exposure of the Company due to its efforts to compete internationally in the REE and HMS industries, there is the potential for the Company to be targeted and adversely impacted. The Company may not maintain cybersecurity insurance having sufficient coverage to cover all financial losses, or any at all, in the event of an information security or cyber incident.

Table of Content
The Company may compromise or lose its proprietary technology or intellectual property in certain circumstances, which could result in a loss in the Company’s competitive position and/or the value of its intangible assets.

The increased reliance on technology, coupled with the Company’s developing REE and radioisotope initiatives, which involve novel technology developed in part by the Company or in part by others and by consultants, may expose the Company to material risks of theft or loss of proprietary technology and other intellectual property, including technical data, business processes, data sets or other sensitive information. Among the risks faced by the Company are:
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

Table of Content
General Risk Factors

We are subject to global economic risks.

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008, economic problems in the U.S. and Eurozone caused deterioration in the global economy as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency) could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium, vanadium, REEs, HMC and HMS products, as well as currencies and global debt and stock markets. As a result of COVID-19, or in the case of a future pandemic or other widespread health emergency, quarantine or otherwise, requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

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

Changes in U.S. laws and policies regulating international trade, including the imposition of import tariffs , changes to regulations affecting cross-boarder trade and transactions, trade and other disputes between the United States and other jurisdictions, or USAID funding cuts, and retaliatory measures by other jurisdictions in response to U.S. measures, may adversely impact our business, financial condition and results of operations.

There continues to be discussion and dialogue in the U.S. Government regarding potential changes to U.S. legislation, regulations, import tariffs, administrative measures, and policies that affect trade and transactions with other countries including Canada, China, the European Union, Mexico, and other U.S. trading partners, and potential retaliatory tariffs and other measures by such countries. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has announced tariff actions against certain imported goods, and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials that we import to the United States or the relevant suppliers and other parties, such products and materials could become significantly more expensive or unavailable, which could have a material adverse impact on our business, financial condition, and results of operations. Conversely, if the U.S. Government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the U.S. uranium industry and could have a material adverse impact on our business, financial condition, and results of operations.
To the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the U.S. Government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs or restrictive measures that may be imposed, or international trade agreements and policies.
Furthermore, changes in U.S. policies regarding international financial assistance, including reduction of assistance through USAID, could cause political or financial instability in the countries we operate and/or result in resistance to doing business with us as a U.S.-based company, which in turn could materially impact our business, financial condition and results of operations.
Russia’s Invasion of Ukraine is severely and unpredictably impacting global energy markets and supply chains, and concerns over a second severe nuclear accident in Ukraine could seriously hurt public reception to nuclear energy.

Russia’s February 2022 invasion of Ukraine continues to severely impact global energy markets and supply chains by causing economic uncertainty, price volatility, supply shortages and national security concerns to such a degree that the International

Table of Content
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

The uranium industry also potentially faces renewed skepticism and distrust as a result of Russia’s invasion of Ukraine. According to the WNA, “In the early hours of 4 March the Zaporizhzhia plant in southeastern Ukraine became the first operating civil nuclear power plant to come under armed attack. Fighting between forces overnight resulted in a projectile hitting a training building within the site of the six-unit plant. Russian forces then took control of the plant. The six reactors were not affected and there was no release of radioactive material. Since late October 2022, Russia has repeatedly targeted Ukraine’s civilian infrastructure, including the country’s energy system, with missile strikes. Widespread blackouts have resulted, and external power supply to all four of the country’s nuclear plants has been affected.” (WNA, “Ukraine: Russia-Ukraine War and Nuclear Energy,” Feb. 6, 2023). Russia’s interference with Ukrainian nuclear plants in violation of Article 56 of the Additional Protocol of 1979 to the Geneva Conventions, which states that nuclear power plants “shall not be made the object of attack, even where these objects are military objectives, if such an attack may cause the release of dangerous forces and consequent severe losses among the civilian population” (WNA, 2023), may result in increased and serious harm to global reception to nuclear energy due to the current war’s proximity to Chernobyl, site of the then-Soviet Union’s 1986 nuclear accident.

To date, no changes in the Company’s internal control over financial reporting resulting from the Russian invasion of Ukraine and/or supply chain disruptions have been deemed necessary.

The price of our Common Shares is subject to volatility.
Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in uranium, vanadium, REE, HMC and HMS product prices, changes in industry forecasts of uranium, vanadium, REE, HMC and HMS product prices, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports.

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

Table of Content
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

We may be subject to litigation and other legal proceedings arising in the normal course of business and may be involved in disputes with other parties in the future which may result in litigation.

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

Table of Content
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management program. The Company regularly assesses the threat landscape and takes a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. The Company has appointed an interdisciplinary team to oversee cybersecurity at the management level, as a part of which it reviews all enterprise-level cybersecurity risks at least annually, or more frequently as needed. Key cybersecurity risks, including cybersecurity threats associated with the use of third-party service providers, are incorporated into the Company’s enterprise risk management process as needed. Additionally, the Company has implemented numerous IT policies and procedures concerning cybersecurity matters, which include policies that directly or indirectly relate to encryption standards, endpoint protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless and personal devices for both Company business and personal matters while utilizing Company resources, among other relevant topics. These policies go through an internal review process on a periodic basis and are, if needed, updated and re-approved by the appropriate members of management. In addition, the Company’s Cybersecurity Policy, which is maintained on a confidential basis to protect some of the more sensitive aspects of the Company’s cybersecurity protections in place, is reviewed and approved annually by both the Audit Committee and the full Board of Directors. Employees receive training, as appropriate, on these policies.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”), the Center for Internet Security Benchmark (“CIS”), and Service Organization Controls Types 1 and 2 of the American Institute of Certified Public Accountants (“SOC”) in the Americas, and the International Organization for Standardization/International Electrotechnical Commission 27001 suite of guiding security and process principles in Australia, Kenya and Madagascar. The Company's evaluation and integration efforts across these two existing frameworks have demonstrated very similar information security and risk management elements and a strong alignment of current methods and technologies. The Company is continuing to integrate the two programs to ensure that its company-wide cybersecurity and risk management processes continue to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner in all aspects of the Company's business.

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

The Company utilizes a sophisticated network monitoring service as a first line of defense for potential cybersecurity incidents, which is supplemented by employee training to ensure internal responsiveness where an incident may first be detected. When a potential incident is first detected, the matter is communicated to the IT Manager as soon as possible so that the Company may work quickly and diligently to re-secure its systems and work to minimize any damage and further risk to the Company as a result thereof; to this end, a monitored email address dedicated solely to the reporting of such incidents is in place. Upon receipt, the IT Manager is charged with immediately investigating the report to ensure the existence or possibility of a cyberattack and employs every effort toward thwarting or limiting a cyberattack, if ongoing, to the fullest extent possible to avoid further damage and exposure to the Company and its systems. As soon as an immediate threat or cyberattack is sufficiently contained to permit it, the IT Manager notifies designated executive officers of the situation, who are charged to direct the IT Manager on any additional or special measures to be taken, including but not limited to a Company-wide alert or

Table of Content
directive, which the IT Manager must follow/implement without delay. Questions or concerns relating to a directive’s validity may be confirmed only by the IT Manager or a designated executive officer through a known form of contact not questionably in breach. As soon as reasonably practicable after response efforts commence, the designated executive officers are required to notify the Chair of the Audit Committee of the situation and to thereafter keep the Chair apprised of all material developments, who may escalate the matter to the full Board in the Chair’s discretion. The Company’s emergency response plan also sets forth the Company’s procedures for a transition back into normal work practices, as well as security incident investigation, remediation procedures, security incident recovery and mandatory reporting.

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

Table of Content
ITEM 2. DESCRIPTION OF PROPERTIES

Energy Fuels Global Projects
See US Projects Map
Kwale Project
(Kenya)
Bahia Project
(Brazil)
Toliara Project
(Madagascar)
Donald Project
Joint Venture
(Australia)
N
0
1,000
2,000
4,000
Miles

Energy Fuels US Projects
Nichols Ranch Complex
(ISR Uranium - Wyoming)
Sheep Mountain
(Uranium - Wyoming)
La Sal Complex
(Uranium - Utah)
Bullfrog
(Uranium - Utah)
White Mesa Mill
(Processing Facility - Utah)
Uranium, REEs, Vanadium
Pinyon Plain
(Uranium - Arizona)
Roca Honda
(Uranium - New Mexico)
N
0
100
200
400
Miles

Table of Content
Overview

Energy Fuels is a leading U.S.-based critical minerals company. The Company mines uranium and produces natural uranium concentrates that are sold to major nuclear utilities for the production of carbon-free nuclear energy. In 2021, Energy Fuels began production of mixed RE Carbonate, an advanced REE material at the White Mesa Mill and in 2024 produced commercial quantities of on-spec separated NdPr. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments. Energy Fuels holds two of America's key uranium production centers: the White Mesa Mill in Utah and the Nichols Ranch ISR Project in Wyoming. In 2023, the Company acquired the Bahia Project in Brazil, which is an HMS project. In 2024, the Company entered into a Joint Venture Agreement (“JVA”) with Astron Corporation on its HMS project, the Donald Project, in Victoria, Australia and acquired 100% of Base Resources, an Australian company with HMS projects in Kenya (Kwale) and Madagascar (Toliara). All the Company’s HMS projects are believed to have significant quantities of titanium (ilmenite and rutile), zirconium (zircon) and REE (monazite) minerals.
ISR Uranium Activities
The Company conducts its ISR recovery activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz.

The Nichols Ranch Project includes: (i) the Nichols Ranch Plant (100% ownership); (ii) the Nichols Ranch Wellfields (100% ownership); (iii) the Jane Dough Property (81% ownership); (iv) the Hank Project (100% ownership), which includes the permitted but not constructed Hank Satellite Plant; (v) North Rolling Pin (100% ownership); and (vi) West North Butte (100% ownership). See “The Nichols Ranch Remaining Mineral Resources – In Situ Uranium.” The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold) and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See “Non-Material Mineral Properties - Other ISR Projects.” Production from existing wellfields at Nichols Ranch was depleted during 2021. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production within 12 months of a “go” decision.
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
•the Roca Honda Project (see “The Roca Honda Project”);
•the Sheep Mountain Project (see “The Sheep Mountain Project”);
•the Bullfrog Project (see “The Bullfrog Project”);
•the La Sal Project (see “The La Sal Project”);
•the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project (see “Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip”); and
•the Whirlwind Project located in southwest Colorado on the Colorado and Utah border (see “Non-Material Mineral Properties – Other Conventional Uranium Projects – Colorado Plateau”).

The Company has a 100% interest in all these conventional properties.

The Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility that mills uranium mineralized materials from the Company’s uranium mines on the Colorado Plateau as well as ore purchased or toll

Table of Content
milled from third party miners in the region, as market conditions warrant. In addition, the Mill can recycle other uranium-bearing materials not derived from natural or native ore, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential Alternate Feed Materials for the recovery of uranium. The Mill is also pursuing other opportunities to process mineralized materials from the clean-up of AUM on the Navajo Reservation and in the Four Corners area of the U.S. Energy Fuels recently began production of mixed RE Carbonate, an advanced REE material, at the White Mesa Mill, and plans to produce commercial quantities of separated REE oxides at the White Mesa Mill in 2024. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments.

The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.

Heavy Mineral Sands

The Company has diversified its asset base into HMS through both acquisitions and a joint venture. These projects include the acquisition of the Bahia project in 2023, joint venture on the Donald Project in 2024 and the acquisition of the Kwale and Toliara projects through the Company’s acquisition of Base Resources in October 2024. Typical heavy mineral sand operations produce titanium minerals (ilmenite, leucoxene and rutile) zirconium minerals (zircon) and monazite. This strategy of diversification provides the Company with long term company-controlled monazite that is a by-product of HMS mining. The monazite produced from these projects will be sent to the Mill for processing into separated rare earth oxides (NdPr, Tb and Dy).

The Company’s principal heavy mineral sands projects are the following:

•the Toliara Project (see “The Toliara Project”);
•the Donald Project (see “The Donald Project”);
•the Bahia Project (see “The Bahia Project”);
•the Kwale Mine (see “Non-Material Mineral Properties – Other Heavy Mineral Sand Projects - The Kwale Project”).

Uranium, Vanadium and Rare Earth Recovery History

The Company recovers uranium, vanadium and rare earths at its White Mesa Mill in Blanding, Utah. The following tables show the mineralized material processed and pounds of uranium and vanadium total rare earth oxides and separated NdPr recovered from the Company’s projects and facilities from January 1, 2020 to December 31, 2024:

Table of Content
Recovery History (1)

Project or Source	2024	2023	2022	2021	2020
Conventional Feed Materials (Uranium Ore – Colorado Plateau Conventional Ore)(2)
Tons (000)	55	—	—	—	—
Contained Grade % U3O8	0.11	—	—	—	—
Recovered Pounds U3O8 (000)	78	—	—	—	—
Conventional Feed Materials (Uranium Ore – Monazite)(3)
Tons (000)	0.55	0.36	0.4	0.39	—
Contained Grade % U3O8	0.38	0.46	0.45	0.5	—
Contained Grade % TREO	46.33	47.25	46.79	53.45	—
Recovered Pounds U3O8 (000)(10)	2	—	1	—	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)(4)	38	160	93	74	—
Recovered Metric Tons NdPr Oxide (or equivalent)(5)	38	0	0	0	—
Alternate Feed Materials(6)
Tons (000)	1	—	3	—	NA
Ave. % U3O8	5.27	—	3.3	—	NA
Recovered Pounds U3O8 (000)(7)	77.4	—	161	—	0
Tailings Solution Recycle & Production from In-Circuit Material(8)
Recovered Pounds U3O8 (000)	—	—	—	—	47
Recovered Pounds V2O5 (000)	—	—	—	—	67
Recovered Metric Tons Total Rare Earth Oxide (TREO)	—	—	—	—	—
Nichols Ranch(9)
Recovered Pounds U3O8 (000)	1	0.2	0.5	0.5	6
Total Pounds of U3O8 Recovered (000)	158.4	0.2	162.5	0.5	53
Total Pounds of V2O5 Recovered (000)	—	—	—	—	67
Total Metric Tons of TREO Recovered	—	160	93	0.074	—
Total Metric Tons of NdPr Oxide (or equivalent) Recovered	38	—	—	—	—
Notes:
(1)Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)Colorado Plateau Feeds include uranium ore produced at uranium mines owned by the Company and third-party ore received from regional uranium mines.
(3)Includes uranium and TREO recovered from monazite processing.
(4)Inclusive of recovered metric tonnes NdPr oxide (or equivalent) in line below.
(5)In 2024, the Mill produced an NdPr oxalate. The number reported is the equivalent quantity of NdPr oxide assuming that the NdPr oxalate was calcined and converted to an oxide.
(6)All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period from 2020 through 2024. The table shows the average uranium grades and the total

Table of Content
pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(7)The 77,400 pounds recovered in 2024 include nil pounds recovered for the accounts of third parties. The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties. The 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties.
(8)Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the Mill, though tons and grade are not available because they cannot be tied to any specific source.
(9)Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are inapplicable to the Nichols Ranch Project.
(10)Uranium recovered in 2022 includes some of the uranium remaining in circuit from 2021 processing of monazite, and uranium recovered in 2024 included some of the uranium remaining in circuit from previous years' processing of monazite. As of December 31, 2024 approximately 4,000 lb of U3O8 remained in circuit for future recovery.

Mineral Extraction

The following table shows the extraction history from January 1, 2020 to December 31, 2024 from uranium properties currently owned by the Company:

Project(1)	2024	2023	2022	2021	2020
Nichols Ranch(2)
Recovered Pounds U3O8 (000)	1	0.2	0.5	0.5	6
Pinyon Plain
Tons (000)	6.8	—	—	—	—
Contained Pounds U3O8 (000)(3)	208	—	—	—	—
La Sal Complex(4)
Tons (000)	30.9	—	—	—	—
Contained Pounds U3O8 (000)(5)	118.8	—	—	—	—
Notes:
(1)All properties reported in this table were owned by the Company on December 31, 2024 and continue to be owned by the Company.
(2)Nichols Ranch was acquired by the Company in June 2015 as part of the Uranerz acquisition. Properties sold or otherwise disposed of are not included in this table. Uranium pounds recovered since 2021 are immaterial and correspond to pounds captured during standby.
(3)Contained pounds is based on radiometric probing of ore when mined and/or upon receipt at the White Mesa Mill. Probed grade for Pinyon Plain is 1.53% U3O8.
(4)The La Sal Complex is made up of three operating mines, La Sal, Beaver and Pandora.
(5)Contained pounds is based on radiometric probing of ore when mined and/or upon receipt at the White Mesa Mill. Probed grade for the La Sal Complex is 0.19% U3O8.

The following table shows the extraction history from 2020 to December 31, 2024 from heavy mineral sand operations currently owned by the Company:

Project or Source	FY2025(3)	FY2024	FY2023	FY2022	FY2021
Kwale Mine (Kenya)(1)(2)
Tonnes Ore Mined (000)	6,437	15,231	16,264	16,485	17,983
Contained Grade % Heavy Mineral (“HM”)(4)	2.00	2.40	3.68	3.73	3.46
% Valuable HM(4)	1.51	1.82	2.83	2.86	2.65
Tonnes Recovered Ilmenite (“ILM”)	54,570	159,395	297,861	325,148	317,276
Tonnes Recovered Rutile (“RUT”)	14,646	41,317	68,814	74,349	73,248
Tonnes Recovered Zircon (“ZIR”)	5,789	17,354	25,954	25,569	27,123
Tonnes Recovered Low-Grade Zircon	408	1,120	2,156	2,555	1,878
Tonnes Recovered Low-Grade Rutile	4,722	8,914	16,174	10,725	—
Notes:

Table of Content
(1)All properties reported in this table were owned by the Company on December 31, 2024 and continue to be owned by the Company. Kwale was acquired through the acquisition of Base Resources on October 2, 2024.
(2)Save the case of FY2025, years denoted are financial years for Base Resources and commence on July 1 in the year prior to that indicated and end on June 30 in the year indicated. For example, FY2021 covers the 12-month period commencing on July 1, 2020 and ending on June, 30 2021.
(3)FY2025 covers the 6-month period from July 1, 2024 to December, 31 2024.
(4)Heavy Minerals are defined as those minerals with a specific gravity greater than 2.85.
(5)Valuable heavy minerals are those minerals of the heavy mineral assemblage that can be separated and have economic value. In the case of Kwale, those valuable heavy minerals consist of ilmenite, rutile and zircon.

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

The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as defined in S-K 1300 and NI 43-101 as of December 31, 2024. Both S-K 1300 and NI 43-101 require mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. The Company reports Mineral Resources exclusive of Mineral Reserves. Except as stated below, the Mineral Reserve and Mineral Resource information shown below, which was reviewed and approved by Daniel Kapostasy, one of the Company’s non-independent Qualified Persons, is as reported in the various Technical Report Summaries prepared in accordance with S-K 1300 and NI 43-101 (the “Technical Report Summaries”) by Qualified Persons employed by SLR International Corporation (“SLR”), Woods Process Services, Consultants in Hydrogeology, Gochnour & Associate, Inc. and BRS Inc. (“BRS”), none of which is affiliated with the Company or any other entity that has an ownership, royalty, or other interest in the relevant property that is the subject of the Technical Report Summary. See “Material Properties.” Between December 31, 2023 and December 31, 2024, there were no changes to the Mineral Reserves or Mineral Resources.

Mineral Reserve Estimates - In Situ Uranium(1)(8)(9)(10)(11)

Project	Proven Mineral Reserves			Probable Mineral Reserves			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)
Sheep Mountain (Congo Pit)(2)	—	—	—	3,498	0.132	9,248	91.9%
Sheep Mountain (Underground)(3)	—	—	—	3,955	0.115	9,117	91.9%
Pinyon Plain(4)(5)(6)(7)(12)	7.8	0.33	50.8	119.9	0.55	1,309	96%
Total Mineral Reserves			50.8			19,674
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

Table of Content
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
(11) Mineral Reserves are 100% attributable to the Company.
(12) Mineral Reserves reported in the table were adjusted from the 2023 year-end reported Mineral Reserves to reflect production from Pinyon Plain in 2024 of 6,815 tons of ore containing 207,981 lb U3O8.

Historical Mineral Reserve Estimates – In Situ Historical Ore Reserves(1)(2)(3)(8)

Project	Proved Mineral Reserves					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(4)(5)	433	30	6.9	3.8	0.1	75	1	1	6	0	100%
Donald (MIN5532)(6)(7)	263	12	4.4	15.4	9.8	21.6	5.5	25.9	16.7	1.8	4.49%
Donald (RL2002)(6)(7)	152	9	5.6	7.1	18.8	31.3	9.4	18.2	21.1	1.8	4.49%
Total	854	50	5.9	8.2	6.4	55.2	3.5	9.7	11	1.8	53%
Project	Probable Mineral Reserves					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(4)(5)	472	25	5.3	3.9	0.2	72	1	1	5.8	0	100%
Donald (MIN5532)(6)(7)	46	2	4.1	19.7	11.1	21.3	5.5	20.1	15.3	1.8	4.49%
Donald (RL2002)(6)(7)	364	15	4.1	13.7	15.7	32.8	7.5	19.3	17.1	1.6	4.49%
Total	883	42	4.7	8.8	7.2	55.7	3.5	8.4	10.3	1.6	56%
Project	Proved + Probable Mineral Reserves					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(4)(5)	904	55	6.1	3.8	0.1	73	1	1	5.9	0	100%
Donald (Total)(6)(7)	825	37	4.5	13.4	14.1	28.4	7.2	21.2	17.8	1.7	4.49%
Total	1737	37	2.1	8.5	6.8	136.7	8.7	9.1	26.6	1.7	54%
Notes:
(1)The ore reserves given in this table conform to the Joint Ore Reserve Committee (“JORC”) code of reporting and do not represent current Mineral Reserves under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Reserves. These ore reserves are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Reserves. JORC definitions were followed for all mineral resource categories. Further, the Toliara estimates do not reflect the key fiscal terms of the MOU signed in December 2024.
(2)A break-even cut-off has been applied defining any material with product values greater than processing ore.
(3)Mining recovery and dilution have been applied to the figures above when estimating the mineral resource for the tenements listed above. However, no additional dilution or ore loss has been applied when converting the mineral resource to ore reserves.
(4)The effective date of this historical Ore Reserve Estimate is September 27, 2021
(5)Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.
(6)The area is wholly within the mining license area MIN5532.
(7)RUT (%) are a combination of rutile plus anatase.
(8)Numbers might not add due to rounding.

Table of Content
Mineral Resource Estimates – In Situ Uranium(1)(2)(3)(4)(10)

Project	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated			Inferred Mineral Resources			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)
ISR Properties
Nichols Ranch(5)	11	0.187	41	2,924	0.106	6,142	2,935	0.106	6,183	614	0.097	1,176	71% (measured) 60.4% (indicated/inferred)
ISR Subtotal			41			6,142			6,183			1,176
Conventional Properties
Pinyon Plain(6)(7)	—	—	—	37	0.95	703	37	0.95	703	5	0.5	48	96%
Roca Honda	208	0.48	1,984	1,639	0.48	15,638	1,847	0.48	17,622	1,513	0.46	13,842	95%
Sheep Mountain(8)	0	0	0	4,210	0.11	9,570	4,210	0.11	9,570	—	—	—	91.9%
Bullfrog	0	0	0	1,560	0.29	9,100	1,560	0.29	9,100	410	0.25	2,010	95%
La Sal(9)(11)	—	0%	—	0	0%	—	—	—	—	793	0.26	4,165	96%
Conventional Subtotal			1,984			35,011			36,995			20,065
Total Mineral Resources			2,025			41,153			43,178			21,242
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
(9) The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(10) Except for Nichols Ranch (see note 5), Mineral Resources are 100% attributable to the Company.
(11) Mineral Resources reported in the table were adjusted from the 2023 year-end reported Mineral Resources to reflect production from the La Sal Complex in 2024 of 29,777 tons at 0.19% U3O8. The 2024 contained pounds mined are 116,038 lbs U3O8.

Table of Content
Mineral Resource Estimate – In Situ Vanadium(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% V2O5)	(000s V2O5)	(000s)	(% V2O5)	(000s V2O5)	(000s)	(% V2O5)	(000s V2O5)
La Sal(6)	—	—	—	—	—	—	793	1.08	17,103	75%
Total Mineral Resources (V2O5)	—	—	—	—	—	—	793	—	17,103	75%
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
(8) Mineral Resources are 100% attributable to the Company.
(9) The La Sal Project includes the Energy Queen, Red Block, Beaver and Pandora properties.
(10) Mineral Resources reported in the table were adjusted from the 2023 year-end reported Mineral Resources to reflect production from the La Sal Complex in 2024 of 29,777 tons at 1.08% V2O5. The current vanadium grade of the produced ore is unknown as it has not been assayed as of the date of this filing. It is assumed the average grade produced is the average grade of the deposit of 1.08% V2O5. Contained pounds mined for 2024 were 643,180 lbs V2O5.

Mineral Resource Estimate – In Situ Copper(1)(2)(3)(4)(5)(6)(7)(8)(9)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% Cu)	(000s Cu)	(000s)	(% Cu)	(000s Cu)	(000s)	(% Cu)	(000s Cu)
Pinyon Plain	6	9.6%	1,155	83	5.9%	10,545	4	6.5%	470	90%
Total Mineral Resources (Cu)			1,155			10,545			470	NA
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
(7) The name of the Canyon Project was changed to “Pinyon Plain Project” in 2020.
(8) Mineral Resources are 100% attributable to the Company.
(9) Mineral Resources reported in the table were adjusted from the 2023 year-end reported Mineral Resources to reflect production from Pinyon Plain in 2024 of 6,815 tons at 5.9% Cu. The current copper grade of the produced ore is unknown as it has not been assayed as of the date of this filing. It is assumed the average grade produced is the average grade of the deposit of 5.9% Cu. The 2024 contained pounds mined were 804 klbs Cu.

Table of Content

Historical Mineral Resource Estimates – In Situ Heavy Mineral Sand Products(1)(2)(12)

Project	Measured Mineral Resources					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(3)(4)(5)(6)(7)	164	6	3.8	5.7	0.4	71.5	1	1	5.8	1.9	100%
Donald (Total)(8)(9)(10)(11)	579	27	4.6	17	9	25	8	22	18	1.9	4.49%
Total	1186	63	5.3	11	5	53	4	10	9	1.9	53%
Project	Indicated Mineral Resources					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(3)(4)(5)(6)(7)	321	10	3.1	12	0.7	67.5	1	1	6.2	2.0	100%
Donald (Total)(8)(9)(10)(11)	564	23	4.1	17	13	31	7	19	17	2.0	4.49%
Total	883	42	4.7	8.8	7.2	55	3	8	8	2.0	60%
Project	Measured + Indicated Mineral Resources					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(3)(4)(5)(6)(7)	485	16	3.3	9.8	0.6	69	1.1	1.1	6	2	100%
Donald (Total)(8)(9)(10)(11)	1143	50	3.3	17	11	28	8	21	18	1.9	4.49%
Total	2547	50	2	11	5	131	9	9	20	1.9	57%
Project	Inferred Mineral Resources					Mineral Assemblage as % of HM					EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Toliara(3)(4)(5)(6)(7)	1190	39	3.3	9.7	0.6	69.2	1	1	5.8	2.0	100%
Donald (Total)(8)(9)(10)(11)	667	32	4.8	15	6	33	9	17	18	2.0	4.49%
Total	1857	32	1.7	12	3	117	10	8	20	2.0	66%
Notes:
(1)The mineral resources given in this table conform to the JORC code of reporting and do not represent current Mineral Resources under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Resources. These mineral resources are historical in nature, and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Resources. JORC definitions were followed for all mineral resource categories. Further, the Toliara estimates do not reflect the key fiscal terms of the MOU signed in December 2024.
(2)Mineral resources are exclusive of ore reserves
(3)Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.
(4)The cut-off grade of 1.5% HM used for reporting the ore reserve estimates is based on parameters developed during feasibility studies for the deposit. Prices used to calculate the cut-off grade are $257/tonne, $168/tonne, $177/tonne, $1,250/tonne and $1,200/tonne for chloride ilmenite, sulfate ilmenite, slag ilmenite, rutile and zircon respectively.
(5)The bulk density used for the Ranobe deposit is one that has been utilized by previous consultants and is based on a simple linear algorithm originally developed by John Baxter (1977). BD = 1.61 + (0.01 x HM).
(6)Wet plant recoveries used are 94.9%, 92.3% ,75.0% and 97.2% for ilmenite, rutile, leucoxene and zircon respectively. Dry plant recoveries used are 94.4%, 54.1%, 23.3% and 79.4% for ilmenite, rutile, leucoxene and zircon respectively.
(7)Monazite is not reported in the ore reserve for the Toliara Project; therefore the monazite percentage reported in this table is unchanged from the mineral resource table inclusive of ore reserves.
(8)Mineralization reported above at a cut-off grade of 1.0% total heavy minerals (“HM”).
(9)Total HM is from within the +20 µm to -250 µm size fraction and is reported as a percentage of the total material. Slimes are the -20 µm fraction and oversize is the +1 mm fraction.
(10)Bulk density was based on a correlation between bulk density and HM% using the following industry accepted formula: BD = 1.65 + (0.01 x HM%).
(11)RUT (%) is a combination of rutile + anatase.
(12)Numbers might not add due to rounding.

Table of Content
MATERIAL PROPERTIES
The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Newcastle
SOUTH DAKOTA
WYOMING
Nichols Ranch & Satellite Properties
25
18
Mills
North Platte River
Casper
25
Douglas
18

The following technical and scientific description of the Nichols Ranch Project is based in part on the report titled “Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming, USA” dated February 22, 2022 and effective December 31, 2021, as amended February 8, 2023, and prepared by Grant A. Malensek, M.Eng., P. Eng., Mark B. Mathisen, C.P.G., Jeremy Scott Collyard, PMP, MMSA QP, each a Qualified Person employed by SLR, Jeffrey L. Woods, MMSA QP, a Qualified Person employed by Woods Process Services, and Phillip E. Brown, C.P.G., R.P.G., a Qualified Person employed by Consultants In Hydrogeology (the “Nichols Ranch Technical Report Summary”). The Nichols Ranch Technical Report Summary was prepared in accordance with S-K 1300 and also constitutes a PEA pursuant to NI 43-101. The Nichols Ranch Project does not have known “Mineral Reserves” and is therefore considered under SEC S-K 1300 definitions to be an exploration stage property, despite commercial uranium extraction activities occurring as recently as 2019 (with de minimis levels of extraction more recently).

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

Table of Content
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

West North Butte
East North Butte
Johnson County
Campbell County
Willow Creek
Hank
Nichols Ranch
Central Processing Plant
North Rolling Pin
Jane Dough
N
0 ½ 1 2
Miles

Table of Content
Ownership

Except where noted in the individual sections below, all mineral rights associated with the Project including claims, surface use agreements, mineral leases, etc. were acquired through the acquisition of Uranerz in 2015. Annual land holding fees associated with the Projects for the year ended December 31, 2024 totaled $0.38 million. Details of property ownership are described below by project area.

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

All of the unpatented lode mining claims have annual filing requirements ($200 per claim) with the BLM, to be paid on or before September 1 of each year.

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

Table of Content
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

Table of Content
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

WNB is accessible via two-wheel drive on existing county and/or private gravel and dirt roads. The approximate center of the Satellite Properties is approximately 8 mi to 11 mi west of Wyoming Highway 50, and the southern edge of the Satellite Properties is approximately 12 mi to 15 mi north of Wyoming Highway 387. Road development and improvements may be required at a later time to facilitate future development of wellfields and processing facilities. The north-northwest half of the WNB Area is located in an area of significant topographical relief and would likely require significant excavation to construct roads to potential wellfields or require the use of directional drilling to develop the resource.

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

The Complex is located in Campbell and Johnson Counties. These counties are generally rural; according to the April 1, 2020 United States Census, there were 8,447 people living in Johnson County and 47,026 people living in Campbell County. Most of the workers at the Complex are from the local area and nearby communities such as Casper, Wyoming, approximately 80 mi southwest of the Complex. Casper is the county seat of Natrona County and, as of the 2020 census, has a population of 59,038. Casper has numerous industrial supply and service companies to support mining operations. EFR maintains an office in Casper to support its Wyoming mining operations.

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

Table of Content
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

The Nichols Ranch Mining Unit is situated in a low-lying plain with elevations ranging from approximately 4,600 ft ASL to 4,900 ft ASL. There are two main ephemeral drainages at the site. Both are tributaries of Cottonwood Creek, which drains to the Cheyenne River.
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

Table of Content
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

Table of Content
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

Recovered Pounds(1)	2024	2023	2022	2021	2020
U3O8 (000)	1	0.2	0.5	0.5	6
Notes:
(1)Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are not applicable to the Nichols Ranch Project.

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

Both the state and federal agencies analyzed all environmental aspects of the Nichols Ranch Project including reclamation of the land surface following extraction operations and restoration of impacted ground water. Workplace safety and the safety of the public are also closely monitored by regulatory agencies. We have posted reclamation bonds in the amounts of $8.9 million through the WDEQ-LQD (most recently approved on September 16, 2024) and $213,750 through the WDEQ-WQD (most recently approved on January 8, 2025) to cover the total estimated cost of reclamation by a third party as a requirement of the licenses.

The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:

Table of Content
Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC (2011); WDEQ-LQD (2018)	Timely Renewal
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	WSEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Class I UIC Deep Disposal Well Permits	WDEQ-WQD	Obtained
WYPDES	WDEQ-WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained
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

Table of Content
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

Table of Content
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

Table of Content
•RD (15.5) = Rock density (15.5 ft3/ton)

Tonnage was calculated based on grade, pounds and a tonnage conversion factor for a given GT contour area.

Details regarding the Mineral Resource estimate disclosed herein can be found in Section 14.0, Mineral Resource Estimates of the Nichols Ranch Technical Report Summary.

The table below sets out the Mineral Resources estimates for the Nichols Ranch Project as of December 31, 2024. These estimates are derived from the Nichols Ranch Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Nichols Ranch Technical Report Summary remained accurate as of December 31, 2024.

Nichols Ranch Remaining Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Project Area	Cut-off(2)(8)	Tons	Grade	Contained Metal	EFR Basis	EFR Metal	Metallurgical Recovery(9)
		(ft-%)	(000s)	(%U3O8)	(000s lb U3O8)	(%)	(000s lb U3O8)
Measured Mineral Resources (M)	Nichols Ranch	0.2	11	0.187	41	100	41	71%
	Jane Dough	0.2	—	—	—	—	—	71%
	Hank	0.2	—	—	—	—	—	71%
	North Rolling Pin	0.2	—	—	—	—	—	71%
	West North Butte	0.2	—	—	—	—	—	71%
Total Measured			11	0.187	41	100	41
Indicated Mineral Resources (I)	Nichols Ranch	0.2	359	0.166	1,190	100	1,190	60.4%
	Jane Dough	0.2	1,892	0.112	4,237	81	3,432	60.4%
	Hank	0.2	450	0.095	855	100	855	60.4%
	North Rolling Pin	0.2	582	0.057	665	100	665	60.4%
Total Indicated		0.2	3,283	0.106	6,947	88.4	6,142
Total Measured + Indicated (M+I)		0.2	3,294	0.106	6,988	88.5	6,183
Inferred Mineral Resources (I)	Nichols Ranch	0.2	—	—	—	—	—	60.4%
	Jane Dough	0.2	188	0.112	420	81	340	60.4%
	Hank	0.2	423	0.095	803	100	803	60.4%
	North Rolling Pin	0.2	39	0.042	33	100	33	60.4%
Total Inferred		0.2	650	0.097	1,256	93.6	1,176
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

Table of Content
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

In 2024, the Company began a program of delineation drilling to collect data in order to begin planning wellfields for header houses 11-13 at Nichols Ranch. As part of this campaign a total of 160 holes were drilled in 2024. As is typical with drilling for uranium projects in Wyoming, after the holes were drilled they were logged for gamma activity on 0.5 ft intervals using a Company owned Century Geophysical logging truck. The information gathered from down hole logging was then converted to a %eU3O8 grade. The probe truck was calibrated at the DOE test pits in Casper, WY in May and September 2024.

All holes are located in areas where a Mineral Resource has already been declared and these holes should be viewed as confirming the existing resource. Additional work will need to be done following the completion of the drilling campaign to determine how this new data impacts the existing Mineral Resource. A summary of the drilling results for holes with are given in the tables below. All holes were drilled in Sections 17 and 18, Township 43 North, Range 76 West, 6th Principal Meridian, Johnson County, Wyoming.

Summary of 2024 Nichols Ranch Drilling Results

Number of	Grouping	Thickness(1)	Average Grade	GT
Holes	Criteria	(ft)	% eU3O8	Grade x Thickness
26(2)	GT >= 1.1	10.70	0.320	3.42
43	0.25 >= GT < 1.1	5.48	0.099	0.54
49	0.01 >= GT < 0.25	2.71	0.047	0.13
42	GT < 0.01	Barren - No uranium mineralization
Notes:
(1) Mineralized intercepts used to support data reported in this table are for thickness greater than or equal to one foot. All mineralized intercepts less than one foot in thickness are too thin to be mined.
(2) Details on the 26 drill holes (28 intercepts) greater than or equal to 1.1 GT are given in the table Summary of Nichols Ranch Drilling - Intercepts Greater Than or Equal to 1.1 GT.

Table of Content
Summary of Nichols Ranch Drilling - Intercepts Greater Than or Equal to 1.1 GT

Hole ID	From	To	Thickness	Grade	GT
	(ft)	(ft)	(ft)	%eU3O8	Grade x Thickness
U36-17-595	585.0	599.0	14.0	0.322	4.50
U36-17-610	488.0	499.5	11.5	0.103	1.18
	557.0	563.0	6.0	1.523	9.14
U36-17-611	555.5	576.0	20.5	0.126	2.57
	586.0	593.5	7.5	0.351	2.64
U36-17-631	543.5	552.5	9.0	0.609	5.48
U36-17-638	583.5	592.0	8.5	0.180	1.53
U36-17-639	575.0	580.5	5.5	0.230	1.27
U36-17-640	532.0	541.0	9.0	0.139	1.25
U36-17-641	500.5	511.0	10.5	0.112	1.18
U36-17-658	582.0	584.5	2.5	0.542	1.36
U36-17-687	524.5	546.5	22.0	0.210	4.63
U36-18-058	581.5	599.5	18.0	0.104	1.86
U36-18-061	637.5	645.5	8.0	0.198	1.59
U36-18-067	579.0	588.5	9.5	0.127	1.21
U36-18-068	589.5	607.5	18.0	0.838	15.08
U36-18-070	647.0	657.5	10.5	0.160	1.68
U36-18-073	648.0	657.0	9.0	0.334	3.00
U36-18-076	583.0	600.0	17.0	0.151	2.56
U36-18-079	617.5	630.0	12.5	0.144	1.80
U36-18-086	614.5	626.0	11.5	0.209	2.40
U36-18-090	634.0	646.0	12.0	0.120	1.44
U36-18-094	700.0	708.5	8.5	0.276	2.35
U36-18-100	673.0	681.5	8.5	0.216	1.84
U36-18-101	641.5	651.0	9.5	0.392	3.72
U36-18-105	660.5	674.0	13.5	0.165	2.23
U36-18-108	656.0	664.5	8.5	0.154	1.31
U36-18-111	656.5	665.5	9.0	0.874	7.86
Notes:
(1) All grades reported in this table are "equivalent" eU3O8 grades as they were calculated from calibrated down hole gamma logging of the drill holes. The down hole probe was calibrated at the U.S. Department of Energy test pits located in Casper, Wyoming by Energy Fuels staff and verified on site by Century Geophysical Corporation. All drill holes reported are vertical and were verified as vertical using down hole deviation logging. All thicknesses reported are true thicknesses.

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

Table of Content
concentrate product. Prior to the completion of the elution circuit in February 2016, loaded resin was transported by truck to a third-party facility for elution, drying and packaging, under a toll processing arrangement.

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2024, the total net book value attributable to the Nichols Ranch Plant on the Company’s consolidated financial statements was $22.7 million. The total net book value attributable to the North Rolling Pin and WNB properties was $10.2 million.

The Company’s Planned Work

Production at Nichols Ranch is currently on standby and restoration, pending market conditions improving sufficiently to resume production. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields, as all existing wellfields are now depleted. While production at the Nichols Ranch Project is currently being maintained on standby, in 2024 the Company conducted delineation drilling at the Nichols Ranch Project in PA2 in order to plan out future wellfields to be ready for potential recommencement of production in late 2025 or 2026. In addition, in 2025, the Company is conducting additional infill drilling on land associated with the Jane Dough portion of the Nichols Ranch Project held by the Arkose JV.

Table of Content
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

The Mill is licensed to process an average of 2,000 tons of ore per day and to extract over 8.0 million pounds of U3O8 per year. In addition to the conventional circuit, the Mill has a separate vanadium by-product recovery circuit. The mill recently constructed a rare earth separation circuit which allows the Mill to process up to 10,000 tonnes of monazite and produce high purity separated NdPr along with a heavy rare earth concentrate.

In addition to the Mill processing equipment, which includes the grinding and leaching circuits, CCD (liquid–solid separation), solvent extraction, and precipitation and drying circuits, the Mill has several days of reagent storage for sulfuric acid, hydrochloric acid, ammonia, salt, soda ash, caustic soda, ammonium sulfate, flocculants, kerosene, amines, and liquefied natural gas.

Table of Content
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

Currently the Mill employees approximately 100 people. This number varies depending on what circuits (uranium, vanadium or rare earth element) are being operated.

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

Rare Earth Elements

In 2021, the Company began utilizing the Mill to process REEs at commercial scale from a monazite feed source. Monazite is typically produced as part of HMS mining operations and contains elevated quantities of the rare earth suite of elements as well as uranium. Between 2021 and 2023, the Mill successfully recovered rare earths as a mixed RE Carbonate product, which was sold into the rare earth market. Starting in 2023 and completed in early 2024, the Mill installed an RE separation facility (Phase 1), that allows for the production of NdPr oxalate as well as a heavy RE concentrate. The Mill commissioned this facility in 2024 by processing 500 tonnes of monazite and producing 38 tonnes of NdPr oxalate. This facility shares the front end crack and leach portion with the uranium circuit, so only one feed (uranium or monazite) can be processed at any given time. Phase I is capable of processing the equivalent of 8,000 to 10,000 tonnes of monazite annually. Design and engineering work is currently being done on an expanded monazite processing circuit (Phase 2) which would allow for the processing of approximately 50,000 tonnes of monazite and would produce high-purity NdPr, Tb and Dy oxides. The Mill is uniquely suited to process monazite and extract both the REEs as well as the uranium. See “Part I, Item 1. Business Overview - The Company’s Rare Earth Elements Business” for a more detailed discussion of the Company’s REE initiatives.

Potential Recovery of Radioisotopes for use in Advanced Cancer Therapeutics

In 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. RadTran was acquired by the Company in 2024. The Company is evaluating the feasibility of recovering Th-232, and Ra-226, from its existing REE and uranium process streams at the Mill and is evaluating the feasibility of recovering Ra-228 from the Th-232, potentially Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered

Table of Content
Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the R&D of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See “Part I, Item 1. Business Overview - The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics” for a more detailed discussion of this initiative.

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

Ownership

The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320-acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations. Total holding costs for the Mill in 2024 were $15,600.

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

Table of Content
continue to operate under its then existing Mill License until such time as the renewed Mill License is issued. The Mill License was initially issued in 1980 and was also renewed in 1987 and 1997.

When the State of Utah became an Agreement State, it required that a GWDP be put in place for the Mill. The GWDP is required for all similar facilities in the State of Utah and implements the State groundwater regulations to the Mill site. The State of Utah requires that every operating uranium mill have a GWDP, regardless of whether the facility discharges to groundwater. The GWDP for the Mill was finalized and implemented in March 2005. The GWDP required that the Mill add over 40 additional monitoring parameters and 15 additional monitoring wells at the site. The GWDP came up for renewal in 2010, at which time an application for renewal was timely submitted. The renewed GWDP was issued by UDEQ on January 19, 2018 for a period of five years. An application for renewal of the GWDP was submitted on July 15, 2022, prior to expiration of the current GWDP. The application remains under consideration at this time. During the review period for each application for renewal, the Mill can continue to operate under its then existing GWDP until such time as the renewed GWDP is issued. The Mill also maintains a permit for air emissions with the UDEQ, Division of Air Quality.

The Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $24.9 million as of December 31, 2024, and financial assurances will be in place for the total amount in early 2025. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.

History

The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2024, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.

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

The Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing Alternate Feed Materials through December 2015. In 2016, the Company continued processing several Alternate Feed Materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing Alternate Feed Materials as well as the recovery of uranium from tailings pond solutions at the site. In 2020, Mill activities focused solely on processing Alternate Feed Materials and uranium and vanadium recovery from tailings pond solutions at the site. In 2021, Mill activities focused solely on processing monazite from heavy mineral sands operation for the recovery of U3O8 and rare earth elements. In 2023, the Mill processed monazite feeds to produce approximately 260 metric tonnes of partially separated rare earth oxides. In 2024, the Mill processed monazite feeds to produce approximately 38 metric tonnes of separated NdPr, which exceeded the Company's expected recovery of 25 – 35 tonnes of separated NdPr and 10 – 20 tonnes of Sm+ RE Carbonate.

Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Table of Content

Project or Source	2024	2023	2022	2021	2020
Conventional Feed Materials (Uranium Ore – Colorado Plateau Conventional Ore)(2)
Tons (000)	55	—	—	—	—
Contained Grade % U3O8	0.11	—	—	—	—
Recovered Pounds U3O8 (000)	78	—	—	—	—
Conventional Feed Materials (Uranium Ore – Monazite)(3)
Tons (000)	0.55	0.36	0.4	0.39	—
Contained Grade % U3O8	0.38	0.46	0.45	0.5	—
Contained Grade % TREO	46.33	47.25	46.79	53.45	—
Recovered Pounds U3O8 (000)(9)	2	—	1	—	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)(4)	38	160	93	74	—
Recovered Metric Tons NdPr Oxide (or equivalent)(5)	38	—	—	—	—
Alternate Feed Materials(6)
Tons (000)	1	—	3	—	NA
Ave. % U3O8	5.27	—	3.3	—	NA
Recovered Pounds U3O8 (000)(7)	77.4	—	161	—	—
Tailings Solution Recycle & Production from In-Circuit Material(8)
Recovered Pounds U3O8 (000)	—	—	—	—	47
Recovered Pounds V2O5 (000)	—	—	—	—	67
Recovered Metric Tons Total Rare Earth Oxide (TREO)	—	—	—	—	—
Total Pounds of U3O8 Recovered (000)	157.4	—	162	—	47
Total Pounds of V2O5 Recovered (000)	—	—	—	—	67
Total Metric Tons of TREO Recovered	—	160	93	74	—
Total Metric Tons of NdPr Oxide (or equivalent) Recovered	38	—	—	—	—
Notes:
(1)Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)Colorado Plateau Feeds include uranium ore produced at uranium mines owned by the Company and third party ore received from regional uranium mines.
(3)Includes uranium and TREO recovered from monazite processing.
(4)Inclusive of recovered metric tonnes NdPr oxide (or equivalent) in line below.
(5)In 2024, the Mill produced an NdPr oxalate. The number reported is the equivalent quantity of NdPr oxide assuming that the NdPr oxalate was calcined and converted to an oxide.
(6)All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period from 2020 through 2024. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.
(7)The 77,400 pounds recovered in 2024 include nil pounds recovered for the accounts of third parties. The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties. The 144,000 pounds recovered in 2020 include nil pounds recovered for the accounts of third parties.

Table of Content
(8)Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the Mill, though tons and grade are not available because they cannot be tied to any specific source.
(9)Uranium recovered in 2022 includes some of the uranium remaining in circuit from 2021 processing of monazite, and uranium recovered in 2024 included some of the uranium remaining in circuit from previous years’ processing of monazite. As of December 31, 2024 approximately 4,000 pounds of U3O8 remained in circuit for future recovery.

Present Condition of the Property

Planned Operations and Maintenance

The Mill recovered 158,000 pounds of U3O8 during 2024, along with 38,000 kg of NdPr from the newly constructed rare earth separation circuits. The uranium was produced from a combination of alternate feeds and conventional ore. The Mill operations has registered zero lost time accidents since 2020.

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

Prior to Energy Fuels’ acquisition of the Mill from Denison, elevated concentrations of nitrate and chloride were observed in some of the monitoring wells at the Mill site in 2008, a number of which are upgradient of the Mill’s TMS. Pursuant to a Stipulated Consent Agreement with UDEQ, Denison retained INTERA, Inc., an independent professional engineering firm, to investigate these elevated concentrations and to prepare a Contamination Investigation Report for submittal to UDEQ. The investigation was completed in 2009, and the Contamination Investigation Report was submitted to UDEQ in January 2010. INTERA concluded in the Report that: (1) the nitrate and chloride are co-extensive and appear to originally come from the same source; and (2) the source is upgradient of the Mill property and is not the result of Mill activities. UDEQ reviewed the Report and concluded that further investigations were required before it could determine the source of the contamination and the responsibility for cleanup. Such investigations were performed in 2010 and 2011 but were considered inconclusive by UDEQ. As a result, after the investigations, it was determined that there are site conditions that make it difficult to ascertain the source(s) of contamination at the site, and that it was not possible at that time to determine the source(s), causes(s), attribution, magnitude(s) of contribution, and proportion(s) of the local nitrate and chloride in groundwater. For those reasons, UDEQ decided that it could not eliminate Mill activities as a potential cause, either in full or in part, of the contamination. The Company and UDEQ have therefore agreed that resources are better spent in developing and implementing a CAP, rather than continuing with further investigations as to the source(s) and attribution of the groundwater contamination. Pursuant to a revised Stipulated Consent Agreement, Denison submitted a draft CAP for remediation of the contamination to UDEQ in November 2011. The CAP proposed a program of pumping the nitrate contaminated groundwater to the Mill’s tailings cells, similar to the chloroform remedial program. On December 12, 2012, the Utah DWMRC, signed the Stipulation and Consent Order (“SCO”), Docket Number UGW12-04, which approved the Mill’s CAP dated May 7, 2012 and required the Mill to fully implement all elements of it. In accordance with the CAP, in 2013 the Company commenced pumping nitrate/chloride contaminated water from four monitoring wells for use in Mill processing or discharge into the Mill’s process or TMS. In December 2017 the Mill filed its first Corrective Action Comprehensive Monitoring Evaluation (“CACME”), required under the CAP every five years. By letter dated June 22, 2018, the DWMRC requested the implementation of Phase III actions specified in the CAP. Phase III actions include modeling, and study of plume dynamics and assessment of future actions if any. The Phase III report was submitted to DWMRC in December 2018 and is currently under review by DWMRC. Although the contamination appears to be contained in a manageable area, the scope and costs of final remediation have not yet been determined and could be significant.

The Mill has reported consecutive exceedances of groundwater compliance limits (“GWCLs”) under the Mill’s GWDP for several constituents in several wells. These exceedances include wells that are up-gradient of the Mill facilities, far down-gradient of the Mill site cross-gradient of the Mill site and at the site itself. As required by the GWDP, these consecutive

Table of Content
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

Total Cost of Project

The Mill was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Mill was fully impaired. As a result of capital investments made at the Mill over the last year, primarily to the Phase 1 rare earth separation circuit, and the total net book value attributable to the Mill and its associated equipment on the financial statements of the Company was $25.7 million, as of December 31, 2024.

The Company’s Planned Work

During 2025, the Company expects to continue the processing of conventional ores and alternate feeds. Rare earth products may be produced depending on market conditions and the availability of monazite feedstocks. The Company plans to complete a detailed engineering study on its Phase 2 Rare Earth Production Facility in late 2025.

Table of Content
The Pinyon Plain Project

Material Project
Non-Material Project
89
Kanab
89
UTAH
orado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0
5
10
20
Miles
180
Copyright:(c) 2014 Esri

The following technical and scientific description of the Pinyon Plain Project is based in part on the Preliminary Feasibility Study titled “Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023, effective as of December 31, 2022, as amended March 6, 2024, and prepared by Mark B. Mathisen, C.P.G., R. Dennis Bergen, P. Eng. and Grant Malensek, M.Eng., P. Eng., each a Qualified Person employed by SLR, Lee (Pat) Gochnour, MMSA, a Qualified Person employed by Gouchnour & Associate, Inc. and Jeffrey L. Woods, MMSA, a Qualified Person employed by Woods Process Services (the “Pinyon Plain Technical Report Summary”). The Pinyon Plain Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The Pinyon Plain Project was considered under SEC S-K 1300 definitions to be a production stage property as of December 31, 2024 because it contains both Mineral Resources and Mineral Reserves and material extraction of Mineral Reserves occurred in 2024. Production is expected to continue in 2025.

Property Description

The Pinyon Plain Project is a fully permitted underground uranium and copper deposit in northern Arizona, located on a 17-acre site within the Kaibab National Forest. The property is located at latitude 35°52'58.65” N and longitude 112° 5'47.05” W. It is situated 153 mi north of Phoenix, 86 mi northwest of Flagstaff, and seven miles southeast of Tusayan, in Sections 19 and 20, Township 29 North, Range 03 East, Gila and Salt River Meridian (GSRM), Coconino County, Arizona. Ore haulage from the Pinyon Plain Project to the Mill in Blanding, Utah, is 315 miles on paved roads and 5 miles on dirt roads.

Table of Content

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

Claim maintenance costs for 2024 were $1,800. The claims have a 3.5% Atomic Energy Commission Circular 5 royalty on uranium production, payable to a former owner of the claims.

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

Table of Content

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

Permitting and Licensing

The Pinyon Plain Project is located on public lands managed by the USFS and has an approved PO with the USFS. In 2020, the Company submitted a clean closure plan to the USFS to provide a description of how the Company will reclaim the mine to clean closure standards after the cessation of mining operations, as contemplated in the USFS-approved PO, Record of Decision and modifications to the reclamation plan contained in Appendix B of the Environmental Impact Statement. The clean closure plan included an update to the reclamation cost estimate, resulting in an increase from $461,245 to $1,407,235. In September 2009, the groundwater General Aquifer Protection Permit (“APP”) was obtained for the water storage pond from the ADEQ. This permit was up for renewal in 2019, and an application for renewal was timely submitted by the Company in 2019. General APPs were also obtained from ADEQ for the development rock stockpile and intermediate ore stockpile in December 2011 and renewed in 2018. At the request of the ADEQ, the three General APPs were consolidated into an Individual APP on April 28, 2022, which resulted in a supplemental reclamation bond being issued in the amount of $132,581. An Air Quality Permit was issued by ADEQ in March 2011, renewed in 2016, amended in 2017 and renewed in 2021. The Company received EPA’s approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants for the Pinyon Plain Project in September of 2015.

Table of Content

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

Table of Content
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

The table below sets out the Mineral Resources estimates for the Pinyon Plain Project as of December 31, 2024. As stated in SK-1300 regulations, Mineral Resources must be reported exclusively of Mineral Reserves; therefore, because Mineral Resource to Mineral Reserve conversion was 100% in the Main Zone, no Mineral Resources are reported for the Main Zone. These estimates are derived from the Pinyon Plain Technical Report Summary. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2024.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Uranium, December 31, 2024(1)(2)(3)(4)(5)(6)(7)(8)

Zone	Classification	Cut-Off	Tonnage	Grade	Contained Metal	Metallurgical Recovery
		(% U3O8)	(Tons)	(% U3O8)	(lb U3O8)
Main Lower	Measured	0.3	—	—	—	—
	Indicated	0.3	—	—	—	—
	Measured + Indicated	0.3	—	—	—	—
	Inferred	0.3	2,000	0.48	16,000	96%
Juniper I	Measured	0.3	0	0	0	0
	Indicated	0.3	37,000	0.95	703,000	96%
	Measured + Indicated	0.3	37,000	0.95	703,000	96%
	Inferred	0.3	2,000	0.58	24,000	96%
Juniper II	Measured	0.3	—	—	—	—
	Indicated	0.3	—	—	—	—
	Measured + Indicated	0.3	—	—	—	—
	Inferred	0.3	1,000	0.36	8,000	96%
Total Measured		0.3	—	—	—	—
Total Indicated		0.3	37,000	0.95	703,000	96%
Total Measured + Indicated		0.3	37,000	0.95	703,000	96%
Total Inferred		0.3	5,000	0.50	48,000	96%
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

Table of Content
(4) No minimum mining width was used in determining Mineral Resources.
(5) Bulk density is 0.082 st/ft3 (12.2 ft3/ton or 2.63 ton/m3).
(6) Mineral Resources are exclusive of Mineral Reserves and do not have demonstrated economic viability.
(7) Numbers may not add due to rounding.
(8) Mineral Resources are 100% attributable to the Company.

The U3O8 Mineral Resource estimate for the Pinyon Plain Project dated December 31, 2024 decreased from the previously reported Mineral Resource estimate effective December 31, 2021 due to the first-time disclosure of Mineral Reserves. Total Indicated Mineral Resources decreased from 127,000 tons at 0.92% U3O8 containing 2,347,000 lbs U3O8 to 37,000 tons at 0.95% U3O8, totaling 703,000 lbs U3O8, a 70% decrease. Total Inferred Mineral Resources decreased from 16,300 tons at 0.39% U3O8, containing 126,000 lbs U3O8 to 5,000 tons at 0.50%U3O8, totaling 48,000 lbs U3O8, a 62% decrease. The decrease in the Inferred Mineral Resource is attributable to removing the Upper and Cap Mineral Resources from the Mineral Resource estimate and converting these amounts to Mineral Reserves as further disclosed below. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2024.

Pinyon Plain Project – Summary of Mineral Resources – In Situ Copper, December 31, 2023(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

Zone	Classification	Cut-Off (eqv. U3O8)	Tonnage (Tons)	Grade (% Cu)	Contained Metal (lb Cu)	Metallurgical Recovery
Main	Measured	0.4	6,000	9.6	1,155,000	90%
	Indicated	0.4	90,000	5.9	10,553,000	90%
	Measured + Indicated	0.4	96,000	6.1	11,708,000	90%
	Inferred	0.4	—	—	—	—
Main Lower	Measured	0.4	—	—	—	—
	Indicated	0.4	—	—	—	—
	Measured + Indicated	0.4	—	—	—	—
	Inferred	0.4	4,000	6.5	470,000	90%
Total Measured		0.4	6,000	9.6	1,155,000	90%
Total Indicated		0.4	90,000	5.89	10,553,000	90%
Total Measured + Indicated		0.4	96,000	6.1	11,708,000	90%
Total Inferred		0.4	4,000	6.5	470,000	90%
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
(3) Mineral Resources are estimated using a long-term uranium price of $65 per pound and a Copper price of $4.00 per lb. These prices are based on independent, third-party, and market analysts’ average forecasts as of 2022, and the supply and demand projections are for the period 2021 to 2035.
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
(10) Mineral Resources are 100% attributable to EFR.

The Company is currently mining the Main Zone of Pinyon Plain, which contains approximately 11.7 million lb of Cu. At this time, the Company does not intend to expend the capital required to build a Cu circuit at the Mill. The Company is currently drilling the Juniper Zone of the Pinyon Plain deposit, and core from that drilling campaign will be assayed for both U3O8 and

Table of Content
Cu. Once the Cu resource at Pinyon has been updated for Juniper Zone Cu, the Company will reevaluate the economics and determine if it plans to produce Cu from the Pinyon Plain ore body.
Pinyon Plain Project – Summary of Mineral Resources – In Situ Copper, December 31, 2024(1)(2)(3)(4)(5)

Zone	Classification	Cut-Off (eqv. U3O8)	Tonnage (Tons)	Grade (% Cu)	Contained Metal (lb Cu)	Metallurgical Recovery
Main	Measured	0.4	6,000	9.6	1,155,000	90%
	Indicated	0.4	83,185	5.9	10,368,106	90%
	Measured + Indicated	0.4	96,000	6.1	11,708,000	90%
	Inferred	0.4	—	—	—	—
Main Lower	Measured	0.4	—	—	—	—
	Indicated	0.4	—	—	—	—
	Measured + Indicated	0.4	—	—	—	—
	Inferred	0.4	4,000	6.5	470,000	90%
Total Measured		0.4	6,000	9.6	1,155,000	90%
Total Indicated		0.4	83,185	5.89	10,368,106	90%
Total Measured + Indicated		0.4	89,185	6.5	11,523,106	90%
Total Inferred		0.4	4,000	6.5	470,000	90%
Notes:
(1) All notes from the Pinyon Plain Project - Summary of Mineral Resources - In Situ Copper, December 31, 2023, apply to this table.
(2) As of the date of this filing, the tons of ore is sitting in stockpiles at the White Mesa Mill or at Pinyon Plain and has not been assayed. It is assumed that the assay grade is equal to the average Indicated grade of the deposit, 5.9%
(3) The 6,815 tons mined represent 7.1% of the Total Measured + Indicated tons reported December 31, 2023.
(4) The 804,170 lbs mined represent 6.8% of the contained Total Measured + Indicated lbs reported December 31, 2023.
(5) There are no other changes to the Copper Mineral Resources between those reported December 31, 2023 and December 31, 2024 than those reported due to depletion of the Mineral Resource from mining operations.

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

The table below sets out the Mineral Reserves estimates for the Pinyon Plain Project as of December 31, 2024. These estimates are derived from the Pinyon Plain Technical Report Summary. Current economic conditions, mine design, and cash flow analysis do not account for processing of copper mineralization and thus copper is excluded from the Mineral Reserve estimate. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2024.

Pinyon Plain Project – Summary of Mineral Reserves, December 31, 2023(1)(2)(3)(4)(5)(6)(7)(8)

Zone	Classification	Cut-Off (% U3O8)	Tonnage (Tons)	Grade (% U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery

Table of Content

Main	Proven	0.3	7,800	0.33	50,800	96%
	Probable	0.3	126,700	0.6	1,517,000	96%
Total Proven + Probable		0.3	134,500	0.58	1,567,800	96%
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
(6) Mining Reserves are in-situ.
(7) The density varies according to the block model.
(8) Numbers may not add due to rounding.

Pinyon Plain Project – Summary of Mineral Reserves, December 31, 2024(1)(2)(3)(4)

Zone	Classification	Cut-Off (% U3O8)	Tonnage (Tons)	Grade (% U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery
Main	Proven	0.3	7,800	0.33	50,800	96%
	Probable	0.3	119,885	0.56	1,309,019	96%
Total Proven + Probable		0.3	127,685	0.53	1,359,819	96%
Notes:
(1) All notes from the Pinyon Plain Project - Summary of Mineral Reserves, December 31, 2023, apply to this table.
(2) The 6,815 tons mined represent 5.4% of the Total Probable tons reported December 31, 2023.
(3) The 207,981 lbs mined represent 13.7% of the contained Total Probable lbs reported December 31, 2023.
(4) There are no other changes to the Uranium Mineral Reserve between those reported December 31, 2023 and December 31, 2024 than those reported due to depletion of the Mineral Reserve from mining operations.

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
At this time, the Company does not intend to expend the capital required to build a Cu circuit at the Mill. Once drilling at the Juniper Zone of the Pinyon Plain deposit is completed, the Company will reevaluate the economics and determine if it plans to produce Cu from the Pinyon Plain ore body.
In 2019, a 1,000,000-gallon water tank was installed, in addition to the existing 400,000-gallon tank installed in 2017. These above-ground storage tanks are used for operational flexibility and extra water storage capacity during winter months. Three

Table of Content
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

During 2024, a vent raise was completed, which aided in providing fresh air to the mine as well as acting as an emergency escapeway. Underground development continued in both the Main and Juniper zones. Two drill stations were installed along the decline to the Juniper Zone. Delineation drilling in the Juniper Zone started in October 2024 and is expected to be completed in Q1 2025. Ore that was encountered during development was mined and placed on the ore pad. As of December 31, 2024, 6,815 tons of ore were mined at an average grade of 1.53% U3O8 containing 207,981 lb U3O8. Transportation from and hence Production at Pinyon Plain was delayed in 2024 by several months as the Company engaged in discussions with the Navajo Nation, the largest and most populous indigenous tribe in the U.S., that resulted in the signing of an agreement governing the transport of uranium ore along federal and state highways crossing the Navajo Nation, which was announced on January 29, 2025. Ore transport from the Pinyon Plain mine re-commenced on February 12, 2025, which resolved the issue and ended the delay in transportation and production.

The Pinyon Plain Mine is being developed from the two lower shaft stations. Development drifts are driven by miners using jack-legs to spiral around the mineralized zone of the breccia pipe in the country rock and establishing various sub-levels to access the ore. Once development is complete, miners then proceed to stope mine areas to create voids where the ore can then be ring drilled and larger zones can be mined in bulk. Ore is moved to the shaft utilizing Load-Haul-Dump ("LHD") muckers, dumped into a grizzly that feeds a hopper. The hopper loads the skips where it is then hoisted to the surface, dumped and moved to the ore pad for temporary storage. The ore from the ore pad is loaded into trucks, tarped and hauled to the Company's White Mesa Mill for processing.

The Pinyon Plain Project was acquired by the Company in June 2012 through the acquisition of the U.S. Mining Division from Denison. As of December 31, 2024, the total net book value attributable to the Pinyon Plain Project and its associated equipment on the financial statements of the Company was $12.68 million.

The Company’s Planned Work

In 2025, the Company plans to continue production of U3O8 from Pinyon Plain. Following the completion of delineation drilling of the Juniper Zone, the Company plans to update the Mineral Resource associated with the Juniper Zone and declare a Mineral Reserve on the Juniper Zone if mining of the Juniper Zone indicates positive economics.

Table of Content
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

Table of Content
The Roca Honda Project does not have known “Mineral Reserves” and is therefore considered under S-K 1300 definitions to be exploratory in nature.
Ownership

Since May 27, 2016, the Roca Honda Project has been held solely by Strathmore Resources (US) Ltd (Strathmore), which is a wholly owned subsidiary of Energy Fuels Inc. Strathmore acquired the initial portion of the property on March 12, 2004, from Rio Algom Mining LLC (Rio Algom), a successor to Kerr-McGee Corporation (Kerr-McGee), which had staked the claims in 1965 and had continuously maintained them. Roca Honda Resources LLC. (RHR) was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation of Japan and transferred the property to RHR. Energy Fuels Inc. acquired a 100% interest in Strathmore in August 2013 and assumed Strathmore’s 60% ownership interest in RHR. Energy Fuels Inc. acquired the remaining 40% ownership interest in RHR in May 2016 and is now 100% owner of the Roca Honda Project. Total holding costs for 2024 were $41,020.

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

The initial 63 unpatented, contiguous mining claims (the Roca Honda group), covering an area of approximately 1,248.5 acres, are located on Sections 9, 10, and 11, which are federally owned lands within the Cibola National Forest administered by the USFS. Section 5 is also administered by the USFS while claims in Section 6 are located on BLM land. Section 8 is split estate, the private surface belonging to Fernandez Ranch. Sections 5, 6, 9, 10, and 11 are open to the public, with the land used for a variety of purposes including grazing, mineral extraction, hunting, hiking, and other outdoor recreation activities. All claims are listed in the U.S. BLM Mining Claim Geographic Index Report Mineral and Land Record System (MLRS). The claims covering Section 9, 10, and part of 11 have a location date of June 29 and 30, 1965. The claims in Section 8 have location dates of September 10, 1997. The Roca Honda claims in Sections 5 and 6 were located on September 6, 2004.

There is a 1% gross revenue, no deduction royalty payable to the original claim holders for the claims on Section 9. There are no royalties associated with the claims on Sections 5, 6, 8, 10, or 11.

Holding costs for the 163 claims include a claim maintenance fee of $200.00 per claim payable to the BLM before September 1 of each calendar year and recording an affidavit and Notice of Intent to hold with the McKinley County Clerk, New Mexico. County recording fees for the claims are approximately $500 per year

New Mexico General Mining Lease number HG-0133, located on Section 16, covers an area of 638 acres. The mining lease has a primary, secondary, tertiary, and quaternary term, each with annual rentals to be paid in advance. Strathmore first acquired a lease on Section 16 in November 2004 (Lease number HG-0036-002). As there was no provision to extend the lease past 2019 other than by production, Strathmore dropped the lease as its payment came due in December 2015. The New Mexico Land Office held an auction of the lease parcel that same month. Strathmore was the successful bidder, paying a $100,000 bonus. The new lease has a primary term of three years, and the annual rental is $1.00/acre ($640). The secondary term for years 4 and 5 will require a payment of $10/acre each year, and the tertiary term, years 6 through 10, will cost $3.00/acre each year. The lease will have a quaternary term for years 11 through 15 requiring an annual rental of $10.00 per acre plus an escalating advanced royalty of $10.00 per acre per year. By acquiring the new lease, Strathmore may now hold the land until production can begin up to December 14, 2030. At the end of the quaternary term, the lease may be automatically extended if production has begun. The lease stipulates a 5% of gross returns royalty to the State of New Mexico “less actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns” for production of uranium, which is designated a “special mineral” in the lease.

Table of Content

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

The Roca Honda Project is located at elevations ranging from 7,100 ft above sea level (ft ASL) to 7,680 ft ASL with easterly and southerly dipping slopes. The area is sparsely populated, rural, and largely undeveloped. The predominant land uses include

Table of Content
low-density livestock grazing, hay cultivation, and recreational activities such as hiking, sightseeing, picnicking, and seasonal hunting. Vegetation in the area consists mainly of grasses, pinyon pine, and juniper trees.

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

Permitting and Licensing

The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015 the USFS initiated the scoping process for a new mine dewatering alternative to be addressed in a Supplement to the Draft EIS. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. The Supplement to the Draft EIS is expected to be completed during late 2025 or early 2026 with a Final EIS and RoD scheduled to be completed in 2026.

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

The two other major permits that are in the agency review stage are the Discharge Permit, which is expected to be issued in 2026, and the Permit to Mine, which is expected to be issued in 2026 following approval of the Final EIS by the USFS. Permit approvals from the USACE and the EPA are also required for discharge of treated mine water associated with mine activities. An application for the USACE permit has been submitted and the permit is expected prior to issuance of the Permit to Mine in 2026. An application for the EPA permit has also been submitted, however; the previous application is expected to be withdrawn and a new application is expected to be submitted during 2025. The EPA permit for discharge of treated mine water is expected prior to issuance of the Permit to Mine in 2026. EPA approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants will also be required prior to mining.

As the project has not yet been developed or operated, we are not aware of any environmental liabilities of any significance.

No permitting is required to start milling the Roca Honda Project material at the White Mesa Mill. The White Mesa Mill is fully permitted with the State of Utah and has all the necessary operating licenses for a conventional uranium mill. As additional tailings storage capacity may eventually be required at the Mill over the life of the mine, an Amendment to the White Mesa Mill’s Radioactive Materials License issued by the Utah DWMRC will be required in due course to construct additional tailing cells, if and when required.

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

Table of Content
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

Table of Content

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

The table below sets out the Mineral Resources estimates for the Roca Honda Project as of December 31, 2024. These estimates are derived from the Roca Honda Technical Report Summary, in which Mineral Resources were estimated as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Roca Honda Technical Report Summary remained accurate as of December 31, 2024.

Roca Honda Project – Summary of Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)

Classification	Cut-Off Grade	Area	Tonnage	Grade	Contained Metal	Metallurgical Recovery
	(% eU3O8)		(Tons)	(% eU3O8)	(lbs. U3O8)
Measured	0.19	Sec. 9, 10, & 16	208,000	0.48	1,984,000	95%
	0.19	Sec. 17	—	—	—	—
Total Measured	0.19	Sec. 9, 10, 16, & 17	208,000	0.48	1,984,000	95%
Indicated	0.19	Sec. 9, 10, & 16	1,303,000	0.48	12,580,000	95%
	0.19	Sec. 17	336,000	0.45	3,058,000	95%
Total Indicated	0.19	Sec. 9, 10, 16, & 17	1,639,000	0.48	15,638,000	95%
Total Measured + Indicated	0.19	Sec. 9, 10, 16, & 17	1,847,000	0.48	17,622,000	95%
Inferred	0.19	Sec. 9, 10, & 16	1,198,000	0.47	11,206,000	95%
	0.19	Sec. 17	315,000	0.42	2,636,000	95%
Total Inferred	0.19	Sec. 9, 10, 16, & 17	1,513,000	0.46	13,842,000	95%
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

Table of Content
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

In 2024, the Company completed an engineering assessment of the Roca Honda Project. Results of the engineering study will be used in future permitting efforts.

The Company has not conducted any exploration activities on the Project since acquiring the properties in August 2013.

The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2024, the total net book value attributable to the Roca Honda Project on the consolidated financial statements of the Company was $22.10 million.

The Company’s Planned Work

The Company intends to continue its permitting and related activities at the Roca Honda Project during 2025. Permitting efforts in 2025 include the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties, including the expected submittal of a revised National Pollutant Discharge Elimination System (“NPDES”) permit application to the EPA and continuation of the Supplement to the Draft EIS through the USFS.

Table of Content
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

Table of Content
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

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

Ownership

The mineral properties at the Sheep Mountain Project are comprised of 218 unpatented mining claims on land administered by the BLM, and approximately 640 acres within a State of Wyoming lease. The combination of the mineral holdings comprises approximately 5,055 acres. Total holding costs for 2024 were $46,260.

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

Table of Content
To maintain these mineral rights, the Company must comply with the lease provisions, including annual payments with respect to the State of Wyoming leases; BLM and Fremont County, as well as Wyoming filing and/or annual payment requirements to maintain the validity of the unpatented mining lode claims as follows. Mining claims are subject to annual filing requirements and payment of a fee of $200 per claim. Unpatented mining claims expire annually but are subject to indefinite annual renewal by filing appropriate documents and paying the fees described above. Wyoming State Mineral Lease (“ML”) 0-15536 was set to expire on January 1, 2024. Annual payments to maintain ML 0-15536 are $2,560 per year, which the Company elected to pay.

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

Table of Content
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

Table of Content

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

Table of Content

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

The table below sets out the Mineral Resources estimates for the Sheep Mountain Project as of December 31, 2024. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Resources as of December 31, 2021 and are exclusive of Mineral Reserves. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2024.

Sheep Mountain Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Zone	Cut-off	Tons	Grade	Contained Metal	Metallurgical Recovery
		(G.T.)	(000s)	(% eU3O8)	(eU3O8 000s)
Measured	—	—	—	—	—	—
Indicated	Sheep Underground	0.30	2,048	0.09	3,786	91.9%
	Congo Pit Area	0.10	2,161	0.13	5,786	91.9%
Total Indicated Resources			4,210	0.11%	9,750	91.9%
Total Measured and Indicated			4,210	0.11%	9,750	91.9%
Inferred	—	—	—	—	—	—
Notes:
(1) S-K 1300 and NI 43-101 definitions were followed for Mineral Resources.
(2) Mineral Resources are estimated at a uranium grade x thickness (G.T.) cut-off grade of 0.10 G.T. (2 ft. of 0.05% eU3O8 for the Congo Pit and 0.30 G.T. (6 ft. of 0.05% eU3O8) for the Sheep Underground.
(3) Numbers may not add due to rounding.

Table of Content
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

The table below sets out the Mineral Reserve estimates for the Sheep Mountain Project as of December 31, 2024. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Reserves as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2024.

Sheep Mountain Mineral Reserves – In Situ Uranium(1)(2)(3)(4)(5)(6)

Classification	Zone	Cut-off	Tons	Grade	Contained Metal	Metallurgical Recovery
		(G.T.)	(000s)	(% eU3O8)	(eU3O8 000s)
Proven	—	—	—	—	—	—
Probable	Sheep Underground	0.45	3,498	0.132	9,248	91.9%
	Congo Pit Area	0.10	3,955	0.115	9,117	91.9%
Total Probable Reserves			7,453	0.123	18,365	91.9%
Total Proven and Probable			7,453	0.123	18,365	91.9%
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

Table of Content
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

The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2024, the total net book value attributable to the Sheep Mountain Project on the Company's consolidated financial statements was $34.18 million.

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

Table of Content
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

Ownership

The Company’s property position at the Bullfrog Project consists of 127 unpatented mining claims located on BLM land, encompassing approximately 2,344 acres. Surface access to conduct exploration, development and mining activities on

Table of Content
unpatented mining claims is granted by the BLM as long as NEPA regulations are met. The property is 100% owned by the Company and was acquired from Denison Mines Corp. and its affiliates in June 2012. Total holding costs in 2024 were $25,889.

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

Table of Content

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

Table of Content
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

Table of Content

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

The table below sets out the Mineral Resources estimates for the Bullfrog Project as of December 31, 2024. These estimates are derived from the Bullfrog Technical Report Summary, which estimated Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Bullfrog Technical Report Summary remained accurate as of December 31, 2024.

Table of Content
Bullfrog Project Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)(8)

Classification	Area	Cut-Off Grade	Tons	Grade	Contained Metal	Metallurgical Recovery
		(% eU3O8)	(000s)	(% eU3O8)	(000s lbs of U3O8)
Total Measured Resources	Bullfrog	0.165	—	—	—	95%
Total Indicated Resources	Bullfrog	0.165	1,560	0.29	9,100	95%
Total Measured + Indicated Resources	Bullfrog	0.165	1,560	0.29	9,100	95%
Total Inferred Resources	Bullfrog	0.165	410	0.25	2,010	95%
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
The Bullfrog Project was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Bullfrog Project has been fully impaired, and as of December 31, 2024, the total net book value attributable to the Bullfrog Project and its associated equipment on the financial statements of the Company was nil.

The Company’s Planned Work

Due to improvement in the uranium market in recent years, the Company is planning to conduct additional evaluation work at the Bullfrog Project during 2025. The Company plans on continuing an engineering study started in 2024 to determine the surface and underground infrastructure required to bring the Project into production. This information will also be used in permitting activities associated with the Project.

Table of Content
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

Table of Content
Ownership

The Project consists of approximately 9,750 acres of mineral rights in a combination of unpatented mining claims owned by EFR Colorado, unpatented mining claims leased by EFR Colorado, State of Utah mineral leases, a San Juan County surface use, access, and mineral lease, and mining leases on private mineral rights, all located in the La Sal Mining District. The land surface overlying some mineral rights is also of varying ownership. Where the federal government controls the surface and minerals, EFR Colorado has the right to access, explore, develop, and mine on unpatented mining claims located on land managed by the BLM or USFS, as long as NEPA regulations are met. All other property, regardless of ownership, is covered by access or surface lease agreements with landowners, including ranchers, San Juan County, and the State of Utah. Total holding costs including fee leases, surface use agreements and claims in 2024 were $242,775.

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

All claims, which are renewed annually in September of each year, are in good standing until September 1, 2025 (at which time they will be renewed for the following year as a matter of course). All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $200 per claim plus approximately $10 per claim for county filing fees to the BLM.

The Company leases the mineral rights on 119 claims located across the Project. These claims are held through four separate mineral leases (“MLs”) described in detail below.

Six Crested and two T&A claims are covered by a Mining Lease dated February 1, 2009, between eight individual owners and Denison, which was acquired by the Company in June 2012. These claims are located in Sections 33 and 34, Township 28 South, Range 24 East and Section 3, Township 29 South, Range 24 East. EFR Colorado pays an annual advance royalty determined by the long-term uranium price in the preceding twelve months. Production royalties are on a sliding scale for both uranium and vanadium depending on the respective commodity’s market price. The uranium royalty varies from 3% to 8% and the vanadium royalty from 2% to 6%, less allowable deductions. The annual $200/claim annual BLM fees are the responsibility of the Company. No other lease costs apply to these claims.

Six Mike claims are covered by a Mining Lease dated August 1, 2001, between various stakeholders of the Mike claims and Denison, which was acquired by the Company in June 2012. This lease supersedes the original 1970 lease between UMETCO and the owners. The claims lie in Section 1, Township 29 South, Range 24 East. Production royalties are on a sliding scale for both uranium and vanadium depending on the respective commodity’s market price. The uranium royalty varies from 3% to 8% and the vanadium royalty from 2% to 6%, less allowable deductions. The annual $200/claim annual BLM fees are the responsibility of the Company. No other lease costs apply to these claims.

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

The Utah State mineral lease ML-18301, covering all of the 640 acres in Section 36, T28S, R24E, was originally issued to an individual, Robert Manly, on April 25, 1960. Through a series of assignments and amendments, the lease is now held by EFR Colorado. The current term of the lease runs through December 31, 2024 and was renewed for another 10-year term (through

Table of Content
December 31, 2034); it is renewable annually by making an annual rental payment as well as advance royalty payments. The annual rental is $3.00/acre ($1,920 total) and the advance royalty payment is based on the previous January through November’s average uranium and vanadium market prices. Rentals and annual minimum royalties are credited against actual production royalties for the year in which they accrue. Mining costs are not allowable deductions. The surface of approximately 384 acres of the western part of the lease parcel is owned by Charles Hardison Redd and EFR Colorado has a surface access agreement with Redd. The surface of the eastern part of the lease, a total of 256 acres, is owned by the State of Utah State. Rights to necessary surface use are granted by the mineral lease. The eastern part of the Beaver/La Sal mine lies within this lease.

Mineral lease ML-27247 covers 40 acres in the SW¼, SW¼, Section 35, T28S, R24E. The lease was originally issued on December 4, 1970, to an individual, Gregory Hoskin. Through a series of assignments and amendments, the lease is now held by the Company. The current term of the lease runs through December 31, 2024 and was renewed for another 10-year term (through December 31, 2034); it is renewable annually by making advance royalty payments. The surface of the western 20 acres of the lease parcel is owned by Redd Agri LLC (Redd Agri) and the eastern 20 acres is owned by La Sal Livestock. The Company has a surface access agreement with both Redd Agri and La Sal Livestock. Portions of the western part of the Beaver mine lie on this lease parcel. The lease is held by paying an annual rental payment and an annual minimum royalty based on the previous January through November’s average uranium and vanadium market prices. Rentals and annual minimum royalties are credited against actual production royalties for the year in which they accrue.

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

Table of Content
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

Table of Content
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

Table of Content
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

The Company entered into an Asset Purchase Agreement on December 8, 2024 with Kyle Kimmerle and Kimmerle Mining LLC to acquire 12 unpatented mining claims adjacent to the La Sal Complex. The claims are located in Section 33 & 34, Township 28 South , Range 24 East, Section 32, Township 28 South, Range 25 East and Sections 4 & 5, Township 29 South, Range 24 East. All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $200 per claim plus approximately $10 per claim for county filing fees to the BLM. The claims have a sliding scale uranium and vanadium production royalty associated with them ranging from 1.5% - 4.0% on uranium and 1.0% - 3.0% on vanadium.

Redd Block IV
(Proposed Shaft)
Beaver Shaft
Snowball
Portal
Pandora
Portal
Energy Queen
Shaft
La Sal
La Sal Portal
46
191
113
N
0
1
2
4
Miles

Table of Content
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

Table of Content
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

Permitting

Mineral extraction facilities on private and public lands in Utah require an approved Notice of Intent (“NOI”) with UDOGM. If the facility generates water, a ground water discharge permit is required for the treatment plant and ponds, and a surface water discharge permit is required for discharge of treated water. Both permits are issued through DWQ. Air permits for air emissions including radon are issued by the Utah Division of Air Quality. Water well permits, water rights, and stream alteration permits are issued through the Division of Water Rights. On federal land, all the state permits listed above are required, as well as a Plan of Operations approved through a NEPA review by the responsible federal land managing agency.

The Company’s mineral facilities at the La Sal Project are all existing facilities in historic mining areas, and approvals by the BLM and USFS have been obtained under EAs and FONSIs under NEPA. The Energy Queen and Redd Block IV Properties are located on private land and were permitted with UDOGM in the early 1980s by Union Carbide. The Energy Queen Property was developed and has conducted mineral extraction, but the Redd Block IV Property was discontinued soon after the start of construction. An NOI amendment for the Energy Queen Property was approved by UDOGM on September 22, 2009. This amendment allows the Company to install water treatment and other new surface facilities to support extraction of up to 250 tons per day of mineralized materials. Water discharge permits to allow initial and ongoing discharge of water from underground workings were also approved by DWQ in 2009 and renewed most recently in 2018. Energy Fuels initiated permitting plans for additional facility expansion in 2012, but then deferred these plans when the Redd Block IV resource was acquired in the Denison acquisition. As market conditions may warrant, the Company intends to perform engineering studies to determine if the Redd Block IV resource can be extracted from the Energy Queen shaft and surface facilities. If this proves to be the case, the Energy Queen UDOGM permit would be updated to include the Redd Block IV area as well as other resources that have been acquired since the 2009 amendment. A Small Source Exemption that is in place for air emissions would also need to be replaced with an air permit because of the increased surface disturbance. A GWDP through DWQ may also be required prior to resuming dewatering operations at the Energy Queen Property.

Existing mining operations at the Pandora, Beaver, La Sal and Snowball Properties are fully permitted with the State of Utah, the BLM, and the USFS. In order to allow expansion of the existing mines, Energy Fuels has obtained regulatory approvals for expansion of the Pandora, Beaver, and La Sal operations through UDOGM, BLM, and USFS. In late 2014, an EA, draft Decision Notice and FONSI were issued for public comment. In March 2015, in response to an objection filed by an environmental interest group, USFS ruled that additional analysis was required before a modified Plan of Operations and EA could be approved for the proposed expansion. An expanded EA was finalized by the USFS and BLM in September 2017. On February 23, 2018, BLM and USFS issued the EA, Decision Record (BLM)/Decision Notice (USFS), and FONSI approving the expansion, conditional upon the Company incorporating certain specific requirements into the Plan of Operations amendment and having the required reclamation bond in place. On September 26, 2018, USFS approved the Plan of Operations amendment and surety bond. In November 2020, the Large Mine NOI permit expansion was approved through UDOGM. All other regulatory approvals needed for project expansion, including an air emissions permit, are in place.

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

Table of Content
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

The table below sets out the Mineral Resources estimates for the La Sal Project as of December 31, 2024. These estimates are derived from the La Sal Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the La Sal Technical Report Summary remained accurate as of December 31, 2024.

Table of Content
La Sal Mineral Resources – In Situ Uranium and Vanadium, December 31, 2023(1)(2)(3)(4)(5)

Classification	Zone	Cut-Off Grade	Tons	Grade	Pounds	Metallurgical Recovery	Grade	Pounds	Metallurgical Recovery
		(%U3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(U3O8)	(% V2O5)	(000s V2O5)	(V2O5)
La Sal Inferred Resources	Energy Queen	0.17	147	0.25	749	96%	1.07	3,129	75%
	Redd Block	0.17	336	0.29	1,918	96%	1.14	7,679	75%
	Beaver/La Sal	0.17	118	0.23	552	96%	1.01	2,388	75%
	Pandora	0.17	222	0.24	1,061	96%	1.02	4,551	75%
Total Inferred Resources		0.17	823	0.26	4,281	96%	1.08	17,746	75%
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
(7) Total may not add due to rounding.
(8) Mineral Resources are 100% attributable to EFR.

La Sal Mineral Resources – In Situ Uranium and Vanadium, December 31, 2024(1)(2)(3)(4)(5)

Classification	Zone	Cut-Off Grade	Tons	Grade	Pounds	Metallurgical Recovery	Grade	Pounds	Metallurgical Recovery
		(%U3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(U3O8)	(% V2O5)	(000s V2O5)	(V2O5)
La Sal Inferred Resources	Energy Queen	0.17	147	0.25	749	96%	1.07	3,129	75%
	Redd Block	0.17	336	0.29	1,918	96%	1.14	7,679	75%
	Beaver/La Sal	0.17	109	0.24	515	96%	1.01	2,186	75%
	Pandora	0.17	213	0.24	982	96%	1.02	4,110	75%
Total Inferred Resources		0.17	793	0.26	4,281	96%	1.08	17,103	75%
Notes:
(1) All notes from the La Sal Mineral Resources - In Situ Uranium and Vanadium, December 31, 2023, apply to this table.
(2) As of the date of this filing, the tons of mineralized material is sitting in stockpiles at the White Mesa Mill, La Sal Mine, Beaver Mine, Pandora Mine or has been processed at the White Mesa Mill. The uranium grade of produced tons of mineralized material is from gamma probing, which is considered standard practice in the industry and is reconciled when it is processed at the mill. The vanadium grade has not been assayed as of the date of this filing and is assumed to be the average grade of the deposit or 1.08% V2O5.
(3) The 29,777 tons of uranium/vanadium ore mined represent 3.6% of the Total Inferred tons reported December 31, 2023.
(4) The 116,038 lbs of U3O8 mined represent 2.7% of the contained Total Inferred U3O8 lbs reported December 31, 2023.
(5) The 643,180 lbs of V2O5 mined represent 3.6% of the contained Total Inferred V2O5 lbs reported December 31, 2023.
(6) There are no other changes to the Uranium or Vanadium Mineral Resources between those reported December 31, 2023 and December 31, 2024 than those reported due to depletion of the Mineral Resource from mining operations.

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

Table of Content
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

Access into the Pandora Property is through a decline with rubber-tired equipment. Surface facilities here are less than at the other projects. They consist of a small office and shop buildings. A third building is used for storage of materials and equipment. Power lines exist to the property with enough capacity for the required load of potential future mining activities. The Pandora Property is dry underground. Mineralized material is mined from the La Sal Complex by miners using jacklegs and mining in a random room and pillar method. Mineralized material is identified by the miners due to its gamma signature. It is then drilled and blasted and moved to the surface using 7-10 ton trucks. The mineralized material is stockpiled on the surface at the mines and hauled to the Company’s White Mesa Mill in Blanding, UT for processing. The La Sal Complex untilizes infrastructure of various ages installed over the last 40 years. A new mine office was installed in 2023. Equipment including trucks, LHD muckers and jacklegs are replaced on an as needed basis.

Reclamation work on the Snowball development rock area was completed in 2021.

The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. As of December 31, 2024, the total net book value attributable to the La Sal Project and its associated equipment on the financial statements of the Company was $4.6 million.

In Q4, 2023, the Company restarted mining at the La Sal Complex. The La Sal Decline/Beaver Shaft mines were operated by Energy Fuels employees and the Pandora mine was operated by a contractor to the Company. The three mines together produced 29,777 tons of mineralized material in 2024. In addition to mining, additional rehabilitation work was undertaken where required. This included reopening of two existing vent holes, drilling of three new vent holes on existing permitted vent pads, expansion of the Pandora development rock area (60% complete in 2024, to be completed in 2025) and rehabilitation of underground works where required.

The Company’s Planned Work

The Company plans to continue mining at the La Sal Decline/Beaver Shaft and Pandora mines. The Company has taken over mining at the Pandora mine from the mining contractor who operated at the Pandora mine in 2023 and 2024. In addition to mining, the Company plans to drill three additional vent holes to open up more areas of the La Sal Complex to mining and finish expansion of the Pandora development rock area.

Table of Content
The Toliara Project

The following technical and scientific description of the Toliara Project is based in part on a number of publicly available documents previously released by Base Resources including mineral resource and ore reserve reports prepared in accordance with Australasian Joint Ore Reserves Committee (“JORC”) standards, and annual reports. These JORC reports along with their stated mineral resources and ore reserves do not comply with S-K 1300 or NI 43-101 and the Company is not treating them as current Mineral Resources and Mineral Reserves under either S-K 1300 or NI 43-101. Scott Carruthers, employed as Base Titanium’s Resource and Tailings Storage Facility Manager and a registered member of the Australasian Institute of Mining and Metallurgy (“AusIMM”), is the Qualified Person responsible for the disclosure of all scientific or technical information herein regarding the Toliara Project historic ore reserves, except that Ian Reudavey, employed as Base Resources’ Group Exploration and Resource Manager and a registered member of the Australian Institute of Geoscientists (“AIG”), is the Qualified Person responsible for the disclosure herein of the Toliara Project historic mineral resources. As the conversion of mineral resources to ore reserves takes into account all costs, mining method, processing, etc. Scott Carruthers is the Qualified Person responsible for those sections as well. Currently, the Toliara Project, has no S-K 1300 or NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.

Project Description
The Toliara Project is an exploration stage HMS project located in Southwestern Madagascar. Toliara is located at approximately 23°00'42” south latitude and 43°39'17” east longitude.
The Ranobe deposit, which forms the basis of the Toliara Project, is located some 18 km inland and 45 km north of the regional port town of Toliara, approximately 640 km southwest of Antananarivo, the capital of Madagascar.
Ownership
The tenure instrument securing the Toliara Project resource is Permis D'Exploitation 37242, a 125 km2 mining lease under Malagasy law. PE 37242 is held by Base Resources' wholly owned subsidiary, Base Toliara SARL (“Base Toliara”). For more information, see “Permitting and Licensing” below.

Table of Content
In January 2018, Base Resources completed the acquisition of the Toliara Project, with payment of $75.0 million in up-front consideration for an initial 85% interest. In January 2020, Base Resources acquired the remaining minority interest in the Toliara Project. A further $16.8 million (deferred consideration) was payable by Base Resources upon achievement of key milestones, which was triggered upon the Company's acquisition of Base Resources. Payment was made on October 16, 2024.
On-ground activities at the Toliara Project have recently recommenced after the Government of Madagascar-imposed suspension, which was put in place in November 2019 pending agreement on the fiscal terms applying to the Toliara Project, was lifted on November 28, 2024.
Shortly after lifting of the suspension on December 5, 2024, Base Toliara entered a MOU with the Government of Madagascar setting out certain key fiscal and other terms applying to the whole Toliara Project. Entry of the MOU followed extensive negotiations with the Government of Madagascar over several years.
The key fiscal terms set out in the MOU include a five percent (5%) royalty on mining products (consistent with the Malagasy Mining Code), and $80 million in upfront development, community, and social project funding. This funding will be staged as follows:
•$30 million within 30 days after “Project Certification” of the Toliara Project;
•$10 million within 30 days after achieving a positive FID; and
•$40 million by the fourth year of operations.
“Project Certification” will be achieved upon the following being completed to the satisfaction of the Company:

•REE-bearing monazite being added to PE 37242 to permit its extraction and exploitation, including entry into the required accompanying radiation management agreement; and
•implementation of a “Stability Mechanism”, consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project under the law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM”); (b) Parliamentary approval of amendments and revisions to the LGIM (the “LGIM Amendment”) that provide the necessary certainty of reasonable financial, operational and legal terms for large-scale projects, and have the Toliara Project certified as eligible under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed mechanism that achieves the necessary certainty of reasonable financial, operational and legal terms applying to large-scale mining projects.

In addition, Base Toliara has agreed to spend at least $1 million prior to FID in the Atsimo Andrefana Region on community and social investments, and $4 million annually thereafter, indexed at 2% per annum, from commencement of construction after a positive FID.
Base Toliara’s agreement to pay a 5% royalty on revenues and provide $80 million of upfront development, community and social funding are conditional on:
•the Stability Mechanism being adopted in a form that is satisfactory to the Company;
•Project Certification having been obtained; and
•prior to Project Certification having been obtained, there being no change to the laws of Madagascar (as they apply to Base Toliara and the Toliara Project as at the date of the MOU) that is adverse to Base Toliara or the Toliara Project.

The recent focus of the Malagasy Ministry for Mines has been on progressing the LGIM Amendment. As part of the Government’s consultation process, the Company has provided detailed inputs into the review and amendment of the LGIM that seek to ensure the amended LGIM provides for the necessary certainty of reasonable financial, operational and legal terms that will support large-scale projects such as the Toliara Project. The Ministry for Mines is contributing significant resources to this process, targeting completion of the LGIM Amendment by mid-2025.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The deposit is situated immediately west of a prominent north-south trending escarpment with tertiary limestone to the east and unconsolidated sand sediments to the west. The mineralized dune is approximately 20 km long, 1.5 to 4.5 km wide and averages 20 to 30m in thickness. The heavy mineral mineralization (including ilmenite, rutile, zircon and monazite) extends from the surface, with higher grades found within the first 500 m west of the escarpment.

Table of Content

The region is sub-arid, with an average of 600 mm of rain falling annually. The native vegetation has adapted to this and is generally described as dry forest of varying levels of degradation.

The 20 km long Ranobe deposit lies west of the north-south escarpment running parallel with the coast at an elevation of between 80 and 160 m above current sea level. Existing transport links are via the bituminized RN9 road to within 15 km of the proposed Toliara Project mine site with only minor dirt tracks leading from the RN9 to the mine site. Currently no infrastructure at the mine site exists with no power or water distributed anywhere in the vicinity of the mine site.

The RN9 passes through several settlements between the Toliara port and the Toliara Project mine site turnoff with buildings and stalls only meters from the edge of the road. The close proximity of these buildings requires careful risk analysis and planning for transport, particularly for the larger or abnormal loads required during the construction phase.

The development of the Toliara Project is expected to incorporate all the infrastructure required to support the mining, concentration, separation, haulage, and bulk shipment of an average of 1,033 kt of ilmenite, zircon and rutile products, along with 21.1 kt of containerized monazite concentrate annually. Additionally, temporary infrastructure will be required to support the early construction activities.

While road access to site exists via the RN9, the existing bridge crossing the Fiherenana River, 6 km north of the Toliara Project, narrows to a single lane and is in fairly poor condition and is not suitable to support operational activity.

There is a general lack of construction skill within the population in the vicinity of the Toliara Project. Therefore, to support construction activities, the Company expects that a significant number of expatriates and personnel from other areas of Madagascar will need to be brought in. From organizational design, community and accommodation availability perspectives it is anticipated that construction employees from outside of the Toliara region will be housed on the mine site on a fly-in fly-out (“FIFO”) basis. This will require a camp to meet construction accommodation requirements that will later be converted to use as an employee village during the mine's operational phase.

Provision of services and utilities including bulk water supply, storage, treatment and distribution, sewage treatment, power generation and distribution, communications and security, fuel supply and storage and solid waste disposal all form part of the Toliara Project’s infrastructure requirements.

Extensive infrastructure will be required to support mining and processing activities ranging from earthworks and drainage to plant roads, offices, workshops, equipment stores, product stores, laboratories and messing facilities.

As all products are expected to be exported, secure and safe transport from the Ranobe mine site to the point of loading on ocean going vessels (“OGV”) will be required.

The existing port at Toliara is unsuitable for the Toliara Project's anticipated export requirements as it can only service coastal vessels due to the shallow draft (7 m) and not the large OGV's required to economically transport bulk minerals. Furthermore, the available hinterland space is inadequate for the Toliara Project's expected storage requirements and it would not be possible for product haulage road trains to navigate Toliara's crowded and narrow roads. A new export facility on the northern edge of Toliara, at Batterie Beach, forms part of the Toliara Project’s infrastructure requirements. The export facility is proposed to be 45 km from the mineral separation plant and proposed to be connected by a new haul road and bridge across the Fiherenana River.

There is an existing airport at Toliara with regular scheduled flights to Antananarivo. The airport has a sealed runway of adequate length to accept Boeing 737 aircraft and equivalents. As road transport between Toliara and Antananarivo is not advised, FIFO personnel movements will be by air.

History
The Toliara Project has a long history of exploration. Madagascar Resources NL (“MRNL”) started exploring for minerals in Madagascar in 1995 and discovered several zones of HMS mineralization between the towns of Toliara and Morombe in southwest Madagascar. In 2003, Ticor Ltd (later Kumba Resources and subsequently Exxaro Resources) negotiated an option over the Toliara Project, which included all areas drilled to that date. Drilling was carried out at Ranobe and Basibasy and a Pre-Feasibility Study (“PFS”) commenced on the Ranobe deposit. Between 2005 and July 2009, Exxaro commenced a bankable feasibility study on the Ranobe deposit. The study was not completed. In July 2009, Exxaro finally concluded that the Toliara Project was no longer aligned with the new business focus of the company and terminated its rights to the Toliara

Table of Content
Project. MRNL, which became World Titanium Resources Limited (“WTR”) in 2011, then engaged mineral sand consultants TZMI to undertake a comprehensive review of the Toliara Project, which resulted in a Definitive Engineering Study (“DES”) being completed in September 2012.

Further work was undertaken by WTR since the DES and included an alternative concept to produce only an ilmenite and non-magnetic concentrate as the saleable product due to weak overall market conditions. In early 2016, African Minerals and Exploration Development Fund II purchased a majority stake in WTR and changed the Toliara Project concept back to the basic plan as presented in the 2012 DES study. Recognizing the need to increase the Toliara Project scale from a mining rate of 8 Mtpa to 12 Mtpa to produce saleable ilmenite products, with a contribution from by-product rutile and zircon in the form of a non-magnetic concentrate, a definitive study was completed by Hatch in 2017.

Drilling programs were conducted on the Ranobe deposit in 2001, 2003, 2005 and 2012 by the previous owners and in 2018 and 2019 by Base Resources. Mineral Resources estimation work previously carried out on the Ranobe deposit is as follows:
•2004 by Ticor Pty Ltd;
•2006 by Exxaro Resources Ltd;
•2010 by Geocraft Consulting for Madagascar Resources NL;
•2012 by McDonald Speijers and Associates for World Titanium Resources Limited;
•2016 by World Titanium Resources Limited (WTR) Competent Person, Ian Ransome;
•2017 by Base Resources Competent Person, Scott Carruthers; and
•2019 by IHC Robbins for Base Resources.

Permitting and Licensing

PE 37242 was created by the “transformation” and “merger” of three pre-existing tenure instruments (mining leases 37242 and 39130 and exploration lease 3315) on October 23, 2017. The lease is valid for 40 years from March 21, 2012 (the date of grant of the original pre-merger mining lease 37242), meaning it will expire on March 20, 2052. It may be renewed for periods of 15 years, with renewals subject to satisfaction of specified renewal conditions. The grant of the permit was made in respect of ilmenite, zircon, leucoxene, rutile, guano, basalt, and limestone. REE-bearing monazite is not presently included on the permit. However, under the MOU (see above for further details), the Government of Madagascar has undertaken to assist Base Toliara with obtaining all necessary administrative authorizations for the purpose of adding REE-bearing monazite to PE 37242 to permit monazite’s extraction.

PE 37242 gives the Toliara Project the right to mine and process ore, subject to obtaining “surface rights” and the terms of the Madagascar Mining Code. Base Toliara is in the process of securing surface rights through private treaty arrangements with landowners and land users. An expropriation process through the declaration of public utility (“DUP”) process will be run in parallel for some project areas as a backstop in case negotiations with any landowners are unsuccessful. For the mining area, all surface rights will be acquired on behalf of the Government, following which Base Toliara proposes entering into a long-term (up to 99-year) lease over that land with the Government granting it access to the surface. Long-term (up to 99-year) leases are also proposed for the area covered by the proposed haul road.

The main legal instrument governing environmental authorizations and the environmental and social management of the Toliara Project is Decree no. 99-954 (15 December 1999) as amended by Decree No. 2004-167 (3 February 2004) Compatibility of Investments with the Environment (“MECIE”). This law is currently under review.

The Toliara Project has a valid Permis Environnementale (Environment Permit No 55-15/MEEMF/ONE/DG/PE) and an approved Plan de Gestion Environnementale (“PGE”). The PGE (or Environmental Management Plan) was approved by the Government of Madagascar in June 2015 and sets the environment permit conditions. There are however, additional project components that necessitate an update of the Environmental and Social Impact Assessments and by extension the PGE to ensure compliance with the requirements of the MECIE and International Best Practice. This additional work is on-going.

On-ground activities at the Toliara Project have recently resumed following the lifting of the Government of Madagascar-imposed suspension on November 28, 2024.

Preparatory steps for commencement of pre-construction baseline data collection and monitoring to establish a current baseline against which change in environment and social conditions can be measured are underway, with the intent that such data collection and monitoring would commence in late February or early March 2025.

Table of Content
On December 5, 2024, Base Toliara entered the MOU with the Government of Madagascar. Entry of the MOU followed extensive negotiations with the Government over several years. Base Toliara is now in discussions with the Government in relation to establishing an appropriate Stability Mechanism for the Toliara Project, with the current focus being progressing the LGIM Amendment to provide the necessary certainty of reasonable financial, operational and legal terms for large-scale projects. The intent is for the Toliara Project to seek eligibility certification under the amended LGIM, which will provide the necessary legal and fiscal stability to the project for the duration of certification.

Geological Setting, Mineralization and Deposit

The Ranobe deposit is located within the Phanerozoic sequences of the Morondava Basin. The oldest rocks consist of Cretaceous sandstones to the east which lie unconformably over the Precambrian meta-igneous basement which form the spine of Madagascar.

The coastal plain in which the deposit is located is predominately underlain by Eocene limestone. The limestone defines the basement for the Ranobe deposit and occurs in a series of horst and graben subcrops and outcrops and forms a prominent N-S trending escarpment defining the eastern limit of the coastal plain.

The material overlying the coastal plain is a clastic sequence primarily consisting of shallow marine to sub aerial aeolian deposits, with the predominant sub-aerial transport direction for the region trending south to north.

The Ranobe deposit comprises five mineralized units: the upper sand unit (“USU”) and its sub-units the surface silt unit (“SSU”) and an upper silty sand unit (“USSU”), the intermediate clay sand unit (“ICSU”) and the lower sand unit (“LSU”). Historically the Ranobe deposit mineral resource estimate only included material from the USU due to the limited number of drill holes with enough depth to reach the lower mineralized units. Since acquiring the Toliara Project, Base Resources has broadened the drilling focus to include all mineralized horizons in the mineral resources estimate where supported by sufficient data and a reasonable prospect for economic extraction. The drilling commenced at the Toliara Project in 2018/2019. Generated samples from all three mineralized units allowed material from the ICSU to be included in the Ranobe deposit mineral resources estimate for the first time. The LSU has been excluded from the current mineral resource estimate because of observed differences in the mineral assemblage and limited available mineralogical data for this unit.

The USU comprises a pale orange well sorted and well-rounded fine-grained quartz sand and dominates the exposed sequence within the project area. The USU represents a stabilized aeolianite which drapes the limestone along the eastern margin of the deposit and overlies the ICSU in the central and western parts of the deposit, with both contacts being a subaerial erosional unconformity.

Within broad drainage features (i.e., large valleys exiting the limestone hinterland or basins within the dune sands) the surficial sands of the USU can contain significant silt extending several meters down hole. This material has been designated as SSU and has been defined in four separate locations across the deposit during geological interpretation for resource modelling. Although interpreted to be primarily formed as part of subsequent weathering and erosional modification of the deposit, there is also some thought that the silt present in the limestone valleys relates to aeolian deposition of more mobile finer grained material on and within the limestone escarpment.

In the southern part of the deposit where the limestone escarpment occurs as a strong linear feature, lenses of silty sand occur within the USU, primarily within the lower parts of the USU and typically abutting the limestone escarpment. This material has a slightly darker color (orange to red) and the HM within the silty sand is finer-grained than the typical USU mineralization. This material has been designated as USSU (upper silty sand unit) and has been defined as a single elongate lens with a 6.5 km strike extent during geological interpretation for resource modelling.

Similarly, the base of the USU often displays a thin orange-brown silty sand, which often transitions to a brown silty sand (soil) where it directly overlies limestone basement. Until a more detailed interpretation is possible (utilizing sonic drilling or exposure during mining) this material is typically incorporated with the ICSU, as discussed below.

The USU thickens westwards from the contact with the limestone scarp to over 30m thickness along the western margins of the deposit. The USU is an unconsolidated unit, with rare occurrences of insignificant cementation being reported at the limestone contact during historical drilling campaigns. At the contact with the limestone, limestone talus is often present within the USU over a zone extending some tens of meters from the contact itself, with larger limestone blocks intercalated with fluvial run-off features.

Table of Content
The ICSU is a thin unit primarily consisting of dark red to orange-brown sandy clay and clayey sand material with a high slime content. The ICSU unit onlaps directly over the limestone (“LST”) basement in some areas and is present in depressions in the limestone surface but typically does not extend to the limestone cliff as it appears confined to <100m RL. It onlaps the LSU to the west. It can contain significant clay, but conversely may also be represented by a red-brown sand, particularly on the western margin of the deposit some distance from the limestone escarpment. The unit's thickness is relatively homogenous, and it typically has a gentle dip to the west, perhaps representing a lagoonal low energy environment related to marine regression or tectonic uplift. Thick sections of ICSU do occur within the subsurface floor of the large valley features exiting the limestone hinterland, and there is an area within the central part of the deposit where slimes grade in excess of 50% are common.

Limestone gravel has been logged in the ICSU, and the unit can be semi-consolidated in places due to a combination of clay and/or induration.

As discussed above, the base of the USU often displays a thin orange-brown silty sand, and/or a brown silty sand (soil) where it directly overlies limestone basement, and the geological interpretation of the drilling data suggests this horizon transitions laterally into ICSU to the west. The nature of this transition is difficult to identify given the differences in logging data and sample intervals, but the “soil” horizon only occurs immediately above limestone basement. For the purposes of resource estimation, it appears this horizon can be considered as a subset of the ICSU given that they occupy the same stratigraphic position, have similar mineralization characteristics and typically have distinct spatial extents.

The LSU is comprised of orange-brown to yellow-brown and khaki medium grained quartz sand with moderately low slimes content (<10%). The unit onlaps the LST basement, with the secondary buried limestone escarpment typically defining the eastern extent of the LSU. The LSU thickness increases to the west and its vertical extent was often beyond the practical limits (i.e. >90m) of aircore drilling. The LSU does not routinely occur on the limestone platform but has been intersected in isolated pockets or deep gullies and depressions in the limestone platform.

The basal part of the LSU unit has the facies indicators of a shallow marine strand facies depositional environment, and some very high HM grades (up to 65% HM) have been intersected in horizons that appear to represent elongate strandline. Thin beds of clayey sand may be present, and some consolidation is evident in the lower levels of the LSU, occasionally terminating aircore drilling.

Additional drilling is required to improve the delineation and definition of the sedimentary characteristics of the LSU - but it is apparent that the LSU has a number of sub-units and the majority of these display a mineral assemblage markedly different from the USU. This suggests a different provenance and depositional environment for the sedimentary material making up the LSU.

The heavy minerals were eroded from hinterland basement rocks, transported by rivers to the ocean and from there reworked by wave action and deposited as detrital grains on a beach. From there they were blown by the wind to their ultimate position in the Ranobe deposit, along with detrital grains of quartz.

Data Verification

All drill collars, lithology, survey, and assay files (including all duplicate/replicate, standard and primary assay assignment) were checked prior to being imported into Datamine software for processing. Several corrections and edits were made to the historical data during validation and verification.

Sampling and assaying were subjected to QA/QC processes by WTR and by Base Toliara with the submission of blind field duplicates and standards and assessment of twinned drilling.

The Base Resources QA/QC data for drilling undertaken in 2018 and 2019 was assessed and the THM, slimes and OS duplicates/replicates were all subjected to general statistical investigation.

The rate of submission for field duplicates was 1 in 33 which is in line with industry standards of between 1 in 20 and 1 in 40. The rate of submission for lab duplicates was 1 in 20 which provides a high level of precision QA.

2001 drill samples were dispatched to Western Geochem Labs in Perth, Australia. The A samples were sent to IMP Laboratory in Boksburg, South Africa in 2003, ACT Laboratory in Pretoria, South Africa in 2005 and 2012, and to Bureau Veritas, South Africa (“BV”) in 2018 and 2019. For all laboratories, the separation of HM was by tetrabromoethane (“TBE”) at density 2.95g/cc. All samples were:
•Dried, weighed

Table of Content
•Sample riffle split to produce 400g A sample
•Sample screened +1mm, oversize weighed
•Sample screened -63μm, oversize weighed
•TBE for heavy liquid separation
•TBE Floats weighed
•TBE Sinks weighed

The BV analytical procedure conforms to AS4350.2-1999; Australian Standards HMS concentrates - Physical testing using TBE.

Quality control procedures:
•Regular checks of analyses as received
•Check against estimates from field logging
•Submission of B and C samples to a second laboratory
•Submission of randomly inserted control samples at a rate of about 1 in 50
•Duplicate sample analyses
•Replicate sample analyses
•Extra samples taken irregularly in high grade areas

Assay data was compared with geology logs of panned HM grades for out-of-range assay by the site geologist. Replicate assaying was undertaken in 2003, and 2005 drilling and sample assaying was undertaken independently by Ticor/Kumba Resources. The 2012 drilling, logging and sampling were undertaken by an independent site geologist. The 2018 and 2019 drilling, logging and sampling were undertaken by Base Resources company geologists under the supervision of the “competent person.” Twinned holes were completed in 2018 and 2019 by Base Resources. Validation of the Toliara Project drill database was undertaken independently by IHC Robbins.

Mineral Resource and Mineral Reserve Estimates

The Toliara Project does not have any S-K 1300 or NI 43-101 compliant Mineral Resources or Mineral Reserves.

Prior to the Company entering into an agreement to acquire Base Resources, Base Resources issued a report entitled Updated Ranobe Mineral Resources and Ore Reserves Estimates that estimated, in accordance with JORC standards, the mineral resources and ore reserves of the Toliara Project as of September 27, 2021. These estimates are summarized below for informational purposes only. A Qualified Person has not done sufficient work to classify the estimates as current S-K 1300 or NI 43-101 estimates of Mineral Resources or Mineral Reserves, and the Company is not treating them as such. Further, these estimates do not reflect the key fiscal terms of the MOU signed in December 2024.

CAE mining software Datamine Studio RM was used to estimate mineral resources. A combination of ordinary kriging (“OK”), inverse distance weighting (“IDW”) and nearest neighbor (“NN”) was used to interpolate grades and values into the block model. Part of the rationale for using both IDW and OK to interpolate grade is to provide an effective interpolation method for both close spaced (in the higher-grade core of the deposit) and wide spaced drilling (in the lower grade margins of the deposit). NN techniques were used to interpolate index values and non-numeric sample identification into the block model.

Appropriate and industry standard search ellipses were used to search for data for the interpolation and suitable limitations on the number of samples and the impact of those samples was maintained. An inverse distance weighting of three was used so as not to over smooth the grade interpolations.

Hard domain boundaries were used and these were defined by the geological wireframes that were interpreted. Topographic surface was created from LIDAR data.

The 2021 Ranobe mineral resource estimate was modelled to key geological boundaries and then reported at a cut-off grade of 1.5% HM (no minimum thickness). The average parent cell size used for the interpolation was approximately half the standard drill hole width and a half of the standard drill hole section line spacing. The average drill hole spacing for the Ranobe deposit was 100m east-west and 200m north-south and with a 1.5m samples and so the selected parent cell size was 50 x 100 x 1.5m (where the Z or vertical direction of the cell was nominated to be the same distance as the sample length).

No assumptions have been made regarding recovery of byproducts. No deleterious elements or non-grade variables are present. All resource blocks are assumed to be mined from the surface with no overburden. Mineral assemblages show little statistical variation over the deposit and correlate well with HM content.

Table of Content

Drill hole declustering was not used during the interpolation because of the regular nature of sample spacing.

Sample distributions were reviewed, and no extreme outliers were identified either high or low that necessitated any grade cutting or capping. Validation of grade interpolations were done visually In CAE Studio RM (Datamine) software by loading model and drill hole files and annotating and coloring and using filtering to check for the appropriateness of interpolations. Statistical distributions were prepared for model zones from drill hole and model files to compare the effectiveness of the interpolation. Along strike distributions of section line averages (swath plots) for drill holes and models were also prepared for comparison purposes.

Toliara Project (Ranobe Deposit) - Summary of In-Situ Historical Mineral Resources, September 27, 2021

Category	Tonnes (Mt)	HM (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM
						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	GARN (%)
Measured	164	6	3.8	5.7	0.4	71.5	1.1	1.1	5.8	1.9	2.2
Indicated	321	10	3.1	12.0	0.7	67.5	1.2	1.1	6.2	2.0	3.6
Total Measured + Indicated	485	16	3.3	9.8	0.6	69.0	1.1	1.1	6.0	2.0	2.9
Inferred	1,190	39	3.3	9.7	0.6	69.2	1.0	1.0	5.8	2.0	4.3

Notes:
1.The mineral resources given in this table conform to the JORC code of reporting and do not represent current Mineral Resources under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Resources. These mineral resources are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Resources. JORC definitions were followed for all mineral resource categories.
2.Mineral resources are exclusive of ore reserves
3.Mineral resources are 100% attributable to the Company.
4.Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.
5.The cut-off grade of 1.5% HM used for reporting the ore reserve estimates is based on parameters developed during feasibility studies for the deposit. Prices used to calculate the cut-off grade are $257/tonne, $168/tonne, $177/tonne, $1,250/tonne and $1,200/tonne for chloride ilmenite, sulfate ilmenite, slag ilmenite, rutile and zircon respectively.
6.The bulk density used for the Ranobe deposit is one that has been utilized by previous consultants and is based on a simple linear algorithm originally developed by John Baxter (1977). BD = 1.61 + (0.01 x HM).
7.Wet plant recoveries used are 94.9%, 92.3% ,75.0% and 97.2% for ilmenite, rutile, leucoxene and zircon respectively. Dry plant recoveries used are 94.4%, 54.1%, 23.3% and 79.4% for ilmenite, rutile, leucoxene and zircon respectively.
8.Monazite and garnet are not reported in the ore reserve for the Toliara Project therefore the monazite and garnet percentage reported in this table is unchanged from the mineral resource table inclusive of ore reserves.
9.Numbers may not add due to rounding.

The Modifying Factors applied to the 2021 Ranobe Mineral Resources estimate for the 2021 Ranobe Ore Reserves estimate were derived from the Toliara Project Definitive Feasibility Study completed in 2019 (“2019 DFS”), the outcomes of the which were released on 12 December 2019. These material Modifying Factors (summarized in Tables 3-6 below) were operating costs, product recoveries and yields, product prices and throughput constraints. The source of data for the Modifying Factors was the project's financial model as it existed at the time of optimization, which incorporated relevant developments since the 2019 DFS, such as updated product prices (compared to the 2019 DFS) reflecting the improved outlook at the time. Year 2 operating costs (FY2024) were selected as they were considered most representative of the forecast operating costs in the early years of operations and allowed detailed Stage 1 mine scheduling (which occurs later in the process) to be completed to a high level of accuracy. The year 2 operating costs assumed a 2% royalty is payable to the Government of Madagascar on product sales, being the royalty payable under the then current Mining Code. This is less than the 4% royalty assumed for the purposes of the updated Toliara Project Definitive Feasibility Study, which reflected the royalty rate proposed in a draft revision to the Mining Code at that time, and the 5% royalty agreed in the MOU (and included in the current Mining Code). In addition to the royalty, MOU signed with the Malagasy government in November 2024 outlines additional community and government payments. These include a total of US$80 million in payments based on specified milestones, commencing on Project Certification, a pre-FID commitment of US$1 million and post-FID annual commitment of US$4 million per year, in community and social programs during operation of the mine.

Table of Content
The mean operating year 4-6 product prices were assumed for the purposes of the 2021 Ranobe Ore Reserves estimate and were Base Resources' own internal price forecasts for each product for those years at the time of optimization. Base Resources' internal price forecast is derived from its internal supply and demand analysis. In relation to forecast demand for each product, TZMI's five-year forecast demand outlook is utilized, before transitioning to a steady annual growth rate, generally consistent with global GDP growth forecasts, but adjusted for product specific considerations, where applicable. In relation to forecast supply, over the short term, Base Resources' supply forecast is generally aligned with TZMI's five-year outlook for existing producers, but Base Resources formed its own view on the anticipated timing of new brownfield and greenfield projects coming into production. Base Resources' medium to long term supply forecast was based on Base Resources' internal view of future production from existing operations, as well as new brownfield and greenfield projects. The product prices selected were considered more representative of long-term forecasts than those forecasted for operating year 2.

Toliara Project (Ranobe Deposit) - Summary of In-Situ Historical Ore Reserves, September 27, 2021

Category	Tonnes (Mt)	HM (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM
						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)
Proved	433	30	6.9	3.8	0.1	74.8	1.0	1.0	6.0
Probable	472	25	5.3	3.9	0.2	71.5	1.0	1.0	5.8
Total	904	55	6.1	3.8	0.2	73.3	1.0	1.0	5.9

Notes:
1.The ore reserves given in this table confirm to the JORC code of reporting and do not represent current Mineral Reserves under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Reserves. These ore reserves are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Reserves. JORC definitions were followed for all mineral resource categories.
2.Ore reserves are 100% attributable to the Company.
3.Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.

As of December 31, 2024, the Company anticipates allocating approximately $153.5 million of the purchase price for the Base Resources transaction to the Toliara Project and its associated equipment on the financial statements of the Company, based on the Company’s preliminary purchase price allocation. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date.

The Company's Planned Work

With the lifting of the suspension and entry of the MOU, the Company is now progressing towards a FID. It is expected to take approximately 14 months from December 2024 (when the MOU was entered) to complete the necessary work to reach a FID, including:
•completion of the necessary land acquisitions;
•finalization of funding arrangements;
•addition of monazite as a mineral for exploitation to Permis D'Explotation 37242;
•achievement of an appropriate Stability Mechanism; and
•entry of offtake agreements and major construction contracts.

Table of Content
The Donald Project

The following technical and scientific description of the Donald Project is based in part on a number of publicly available documents released by Astron, including mineral resource and ore reserve reports prepared in accordance with JORC, and press releases. Their stated mineral resources and ore reserves do not comply with S-K 1300 or NI 43-101 and the Company is not treating them as current Mineral Resources and Mineral Reserves under either S-K 1300 or NI-43-101. Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company's Vice President, Technical Services, is the Qualified Person for the disclosure of scientific and technical information associated with the Donald Project. Currently, the Donald Project has no S-K 1300 of NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.

Project Description

The Donald Project (“Donald”) is a significant rare earth and mineral sands project located in the Wimmera region of Victoria, Australia. It is located approximately 300 km northwest of Melbourne. Donald is located at approximately 36°27'57” South latitude and 142°48'02” East longitude.

Donald covers a large area of over 426 km2, stretching 60 km north to south, and at its widest, 10 km east to west.

Table of Content

Ownership

Astron, through its subsidiary Dickson & Johnson Pty Ltd (“D&J”), currently holds the Donald mineral tenements through the joint venture entity Donald Project Pty Ltd (“DPJV”). As of December 31, 2024, the Company has a 4.49% interest in DPJV through its wholly owned subsidiary EFR Donald Ltd (“EFRD”), while Astron, through D&J, holds the remaining 95.51% interest in DPJV. The breakdown of the total license area by mineral license is shown in the table below:

License No.	License Type	Area (hectares)	Expiry Date	Held By
MIN5532	Mining Lease	2,784	August 19, 2030	DPJV
RL2002	Retention License	24,371	October 9, 2029	DPJV
Total		27,155

On June 4, 2024, Energy Fuels, through EFRD, entered into a JVA with DMS, D&J, DPJV and their affiliate Astron Mineral Sands Pty Ltd (collectively, the “Astron Affiliates”). Under the terms of the JVA, the Astron Affiliates would contribute certain assets, including tenements MIN5532 and RL2002 constituting the Donald Project, into DPJV, and Energy Fuels would (subject to a positive Donald FID (defined below)) invest up to AUS$183 million in DPJV and issue $17.5 million of Energy Fuels Shares to D&J to earn up to a 49% interest in DPJV.

Completion of the establishment of the joint venture (“Completion”), which occurred on September 25, 2024, was conditional on a number of conditions precedent, including registration of the transfer of MIN5532 and RL2002 to DPJV and Energy Fuels receiving a no-objection statement from Australia’s Foreign Investment Review Board (“FIRB”) for the proposed investment.

Energy Fuels is required to fund (including the amount advanced under the secured loan) approximately AUD$22.3 million (approximately $13.9 million at December 31, 2024 exchange rates) (which is expected to be expended during the Pre-FID period) from its existing working capital to be used by DPJV to update and expand the 2023 DFS and prepare for a final investment decision to proceed with the development of phase 1 of the Donald Project relating to MIN5532 (Donald FID) as soon as practical.

Under the terms of the JVA, both Astron and Energy Fuels have agreed to proceed with the Donald FID unless it is not commercially reasonable to proceed for one or both parties acting reasonably, including taking into consideration (at the time of Donald FID):
•if the project has been fully permitted;
•the availability of external financing;
•the cash-flow forecasts for both Energy Fuels and Astron (including under suitable downstream offtake agreements for REEC (comprised primarily of monazite and also containing other REE-bearing minerals) and HMC).

Of the US$17.5 million of Energy Fuels Shares, US$3.5 million worth of shares were issued to D&J upon Completion, and the remaining US$14.0 million of Energy Fuels Shares will be issued to D&J upon unanimous approval of the Donald FID by D&J and Energy Fuels. If the Donald FID is approved, Energy Fuels is to fund the balance of the AUS$183 million to earn the agreed 49% interest in DPJV. After Energy Fuels has completed its funding of AUS$183 million, further expenditure for the development of the Donald Project is to be funded by Energy Fuels and D&J (guaranteed by Astron) on a pro-rata basis.

If there is no unanimous Donald FID within three years after Completion, but D&J has voted in favor of the Donald FID, then D&J has the option to buy out Energy Fuels’ interest in DPJV for the fair market value as at that date. If D&J does not exercise this option, or if there is otherwise no unanimous Donald FID within three years after Completion, Energy Fuels is to remain a minority shareholder in DPJV (receiving a percentage interest based on the amount funded by Energy Fuels as at that date) and all future funding will be made by the parties pro-rata in accordance with their percentage interests in DPJV.

An affiliate of Astron has been appointed as the manager of the Donald Project. The JVA provides that specified major decisions relating to the development of the Donald Project are subject to approval of Energy Fuels while it is earning in its interest, and should it earn its 49% interest. The JVA also provides for the parties to carry our further activities in relation to the proposed phase 2 of the Donald Project relating to RL2002, including the preparation of a definitive feasibility study and of a final investment decision.

Energy Fuels has entered into an offtake agreement with DPJV which provides that, subject to the Donald FID being made and commissioning of phase 1, Energy Fuels shall purchase 100% of the Donald Project REE production at a price based on market

Table of Content
prices of the contained REE oxides, subject to a floor price below which the downstream production and sale of separated REEC oxides would not be justified and Energy Fuels would not be obliged to purchase the monazite. Energy Fuels’ REEC offtake agreement with DPJV may be terminated in certain circumstances, including if Energy Fuels remains a minority shareholder where D&J does not exercise the option to buy out Energy Fuels or if there is otherwise no unanimous Donald FID within three years after Completion, both as described above.

Astron has the right to enter into an offtake agreement for 100% of the Donald Project's zircon and titanium minerals concentrate for processing at its mineral separation plant (which is not part of the joint venture).

The JVA also grants Energy Fuels a first right of refusal over participation in the development of Astron's Jackson deposit, which is contained in tenement RL2003 and adjoins the Donald Project to the south-west, should Astron plan to pursue such development with a third party. RL2003 is held by DPJV, has an area of 15,481 hectares, and is pending renewal.1

As of December 31, 2024, the Company has earned a 4.49% interest in MIN5532 and RL2002 of the Donald Project through the DPJV.

There is a 2.75% royalty payable to the Earth Resources Regulator (“ERR”) within the State of Victoria's Department of Energy, Environment and Climate Action (“DEECA”) associated with the Project.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Donald Project is located within a broadacre agricultural region where wheat, barley, canola, legumes and pulses are typically grown, with scattered rural residential properties throughout the area. Sheep grazing commonly occurs on feed crops and crop stubbles. The closest town is Minyip located 14 km to the west of the MIN5532. The townships of Donald, Murtoa, Rupanyup and Warracknabeal are all within 45 km by road. All the towns surrounding the mine typically have small and ageing populations with median ages typically above the State average whilst median incomes are below the State average. The regional centre of Horsham is approximately 65 km to the southwest.

The Donald Project area is within the semi-arid climatic zone of southern Australia and has a Mediterranean to continental climate (i.e., cool, wet winters and warm to hot, dry summers). The average annual rainfall is approximately 400 mm with rain falling on an average of 98 days per year. The average summer and winter temperatures are 13ºC to 30ºC and 4ºC to 13ºC, respectively.

The Donald Project benefits from excellent existing infrastructure in the local area including paved roads, railroads, sources of water, electricity and personnel. Further, with the number of mining projects currently under exploration in the local area, infrastructure to support further mine development in the region would be expected to improve over time.

Power and water will be accessible from existing grid infrastructure in the local area. Additional infrastructure expected to be required for open pit mining has been designed and costed, including:
•Mining Unit Plant (MUP)
•Wet concentrator plant (WCP)
•Concentrate Upgrade Plant (CUP)
•HMC and REMC product handling facilities
•Reagents receipt and distribution
•Maintenance workshops
•Internal Roads and External Road Upgrades
•Offices and crib rooms
•Fuel storage and refueling area
•66kV Overhead Power from Horsham
•GWM Water reticulation upgrades to transfer fresh water from storage in Taylors Lake to mine site
•Fresh water, process water and sediment control Dams
•Wash Bay
•Stores
•Tire Repair Facility
•Vehicle Parking Facilities
•Salvage Yard
•Pit dewatering
•Land purchase
•Accommodation facility in nearby town

Table of Content

History

The Donald deposit (MIN5532 & RL2002) and the Jackson deposit (RL2003) were historically known as WIM250 and WIM200, respectively. They represent two of six WIM-style deposits that were initially discovered by CRA in the early 1980s. These tenements were acquired by Astron in 2004 and have since been subject to extensive evaluative and de-risking test work, notably, additional geological drilling, metallurgical test work and environmental studies.

There have been multiple drilling campaigns conducted across the Project since the early 1980s. All drilling since 2000 has been conducted by licensed and trained drillers from Wallis Drilling using the reverse circulation air core (“RCAC”) method and NQ rods with a nominal drill bit diameter of 82 mm. In total across all tenements there are 1,985 drillholes totaling 50,581 m of drilling. The table below details the drilling information used for the 2022 JORC mineral resource estimate of which MIN5532 is the core mineral tenement.

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	91	2,250	Used for geological interpretation only
	2000	1	19	Used for geological interpretation only
Zirtanium	2002	14	327
	2004	225	4,967	Used for geological interpretation. Assay and mineral assemblage data used for Area 2 where total HM data is from +38μm to 90μm fraction
	2010	167	3,969	Used for geological interpretation. Assay data (total HM, slimes and oversize) use for grade estimation in Area 2
DMS/Astron	2015	102	2,777
	2022	245	6,355	All geological, assay and mineral assemblage data used for Area 1
Total		845	20664(1)
Note:
1.This total represents the total drilling used for the JORC mineral resource estimate and includes drilling on MIN5532 and RL2002.

The table below details the drilling information strictly for RL2002 (wider Donald).

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	332	8,970	300 holes with HM assays
				275 holes with VHM assays
	2002	23	558	23 holes with HM assays
				15 holes with VHM assays
Zirtanium	2004	118	2,603	108 holes with HM assays
				51 holes with VHM assays
	2010	179	4,607	176 holes with HM assays
				21 holes with VHM assays
DMS/Astron	2015	153	4,206	150 holes with HM assays
				21 holes with VHM assays
Total		805	20,944

The table below details the drilling information strictly for RL2003 (Jackson).

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	308	7,943	300 holes with HM assays
				275 holes with VHM assays
Zirtanium	2002	22	498	23 holes with HM assays
				15275 holes with VHM assays

Table of Content

	2013	136	3,948	108 holes with HM assays
				51 holes with VHM assays
DMS/Astron	2015	82	1,961	176 holes with HM assays
				21 holes with VHM assays
Total		548	14,350

Permitting and Licensing

Commencement of the Environmental Effects Statement (“EES”) application started in 2005 and was positively assessed in 2008. Since that time there have been amendments to regulations governing mining and environmental protection, and; thus, in addition to updates to the project design for more efficient processing and capital efficiency, have resulted in Donald having to update certain impact assessments. Crucially, as Donald remains largely as described and positively assessed in 2008, a new assessment is not expected to be required - rather, these updated assessments will form part of the Work Plan submission to ERR completed in Q3 2023 and expected to be approved by Q2 2025. Following the 2008 EES, Astron through DMS obtained the following permits and licenses for continued advancement of Donald.

Year	Approval/License Granted
2009	EPBC Approvals Granted (varied, renewed in 2018 and expected completion for current renewal application is Q1 2025), expires in 2042
2010	Mining License (MIN5532) Granted, expires in 2031
2011	Water Supply Rights Purchased (6.975 Glpa bulk water entitlement), expires in 2041
2014	Cultural Heritage Management Plan (“CHMP”) Approved for Workplan Area of MIN 5532
2015	Radiation License Obtained (renewed to 2026)
2023	Cultural Heritage Disturbance Report demonstrating no statutory requirement for a Cultural Heritage Management Plan (CHMP) relating to the road upgrades
2024	Cultural Heritage Disturbance Report demonstrating no statutory requirement for a CHMP relating to the water pipeline installation
2024	Planning Permit for Accommodation Village
2024	Removal of Sites on MIN5532 from Victoria's Heritage Register

Below are a list of additional approvals and licenses required prior to commencement of construction, including those relating to ancillary infrastructure (powerline and water pipeline) and proposed road upgrades.

Approval Required	Relevant Regulatory Agency	Primary Compliance Requirements
Work Plan	Victorian Earth Resources Regulator
•ERR Guidelines
•EES Ministerial Assessment requirements
•Environmental Protection Act (2017) (“EP Act”) requirements general environmental duty (“GED”) and other specific requirements
•2017 DEECA vegetation removal and offset requirements

Biodiversity Offset Management Plan and Minister's Consent to Commence the Activity	Commonwealth Department of Climate Change, Energy, the Environment and Water (“DCCEEW”)	•Environment Protection and Biodiversity Conservation Act (1999) (“EPBC Act”)

Planning and approvals for off-MIN infrastructure	Victorian Department of Transport and Planning (“DTP”), Local Shire(s)	•Compliance with local planning requirements •Assessment of impacts •Approval to remove vegetation relating to the planned road upgrades, water pipeline installation and powerline development

Table of Content

Secondary licenses and permits	Various agencies	•EPA (A18) Permit(s) to remove, use and return tailings to in-pit tailings storage and/or mining void •License to construct and operate dams/tailings storage facility from water authority

Geological Setting, Mineralization and Deposit

The Donald deposit is within the Murray Basin, which comprises flat-lying Cenozoic sediments that unconformably overlie Proterozoic and Paleozoic basement rocks. The mineralization is contained within the Tertiary aged Loxton Sand, a sequence of marine sands representing a range of environments including deep-water (offshore), near shore, tidal, beach and back dunal sediments.

The mineralization at Donald is contained within the marine sequence of the Loxton Sand. The marine sequence of the Loxton Sand unit can be subdivided into three sub-units:
•LP1 - fine to very coarse friable quartz sands and minor silty, clay and gravel beds representing dunal, foreshore and surf zone sediments;
•LP2 - near-shore, very fine silty micaceous quartz sands, minor clays and gravels, representing sediments deposited below the wave base that show friable laminated and truncated HM mineralized beds. LP2 is the principal fine-grained heavy mineral target throughout the Murray Basin and contains the majority of the mineralization in the Donald deposit; and
•LP3 - represents deep water sedimentation containing higher silt and clay material than LP2.

Within the Donald deposit area, the Loxton Sand is underlain by the Geera Clay. The Geera Clay typically consists of black, grey, green or yellow brown plastic clays, with minor silts and is interpreted as to have formed in shallow water, marginal marine, lagoonal or tidal flat environments.

The Loxton Sand is overlain by the fluvio-deltaic Shepparton Formation, which consists of clay and silt.

Data Verification

After the removal of slimes and oversize, the content of HM was determined using heavy liquid separation. The HM content was assayed using grain counts with checks on the zircon, monazite and titanium content using XRF. Starting in 2022, Stationary XRF, Laser ablation-ICPMS and QEMScan instruments were used by industry independent laboratory Bureau Veritas Minerals Pty Ltd to determine valuable heavy minerals.

Quality control consisted of field duplicate samples prepared by DMS and the laboratory. No blanks were submitted. A second laboratory was not used. Company standards of a defined HM, slimes and oversize grade were inserted in the field by DMS (1 in 40 samples) in drilling from 2016 onward (for MIN5532). Laboratory standards were also inserted by Bureau Veritas (1 in 28 samples) in the 2022 assay test work (for MIN5532).

Twin holes, both Air Core and Sonic drilling, were used to check the results of earlier drilling which showed consistency between the different drilling programs. The data was stored in an Access database and checked against the original sample reports.

A series of adjustments to the sample data was made. This included:
•For zircon % derived from grain counting the Zircon_Min_pct value was used. The grain count method quantifies mineral zircon so no conversion was applied.
•For zircon % derived from XRF results the ZrO2_HfO2_pct value. Mineral zircon % = ZrO2+HfO2 / 0.667 conversion applied on 2022 drilling XRF assays.
•For zircon % derived from other XRF, results use “ZrO2_HfO2_conv” value. Mineral zircon = ZrO2+HfO2 / 0.667, conversion previously applied to older XRF assays.

Limited assay values for rutile + anatase % are available. The percentage of rutile is generally contained in the database. For resource estimation the following sample adjustments were made:
•Where rutile + anatase % only data was not available, rutile + anatase was calculated from the rutile % data using the following formula which was derived from a correlation plot where both sets of data are available.

Table of Content
The ilmenite % values obtained from the DMS drilling contained magnetite. Based on a comparison with the CRA drilling the DMS ilmenite grades were decreased by 1.6 % to remove the magnetite from the assay.

Mineral Resource Estimates

The Donald Project does not have any S-K 1300 or NI 43-101 compliant mineral resources or mineral reserves.

Prior to the Company entering into an agreement to acquire an interest in the Donald Project, Astron issued a report entitled Donald Rare Earth and Mineral Sands Project - Mining License Mineral Resource Update that estimated, in accordance with JORC standards, the mineral resources of the Donald Project as of November 30, 2022. These estimates are summarized below for informational purposes only. A Qualified Person has not done sufficient work to classify the estimates as current S-K 1300 or NI 43-101 estimates of Mineral Resources or Mineral Reserves, and the Company is not treating them as such.

AMC was commissioned in 2016 to carry out the RL2002 Mineral Resource estimate. The Mineral Resource for RL2002 was estimated using Ordinary Kriging. 100 mE x 200 mN x 1 mRL size parent blocks with sub-blocks down to a minimum size of 20 m x 40 m x 0.25 m were assessed at a cut-off grade of 1% HM. Sub-blocks were used to increase the precision at a boundary like topography and grade estimation boundaries.

The estimate is based on 377 drillholes with Heavy Mineral analysis. The general drillhole spacing varies from 125 mE x 450 mN to 250 mE x 500 mN. AMC prepared a resource block model and mineral resource estimates of HM, slimes and oversize. All drillholes were sampled for HM at one-meter intervals.

Valuable heavy minerals (“VHM”) Mineralogy analysis was completed on 246 of the 377 drill holes. Approximate spacing of these drillholes were 200mE x 450mN. All drillholes that underwent VHM analysis were Reverse Circulation Air Core (“RCAC”) with a nominal rod diameter of 76mm. From these a VHM mineral resource was calculated at a 1% HM cut-off grade. Only the VHM Mineral Resource was used in the conversion to ore reserve for RL2002.

For reported mineral resources within RL2002 outside of MIN5532, heavy minerals are defined as those heavier than 2.96 specific gravity and with a grainsize in-size range between 38µm and 90µm.

Table of Content
Donald Project - 100% Basis - Summary of In-Situ Historical Mineral Resources, November 30, 2022

Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
(Within MIN 5532)						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Measured	131	5	3.8	17	10	20	10	20	14	1.8	0.64	3.2%
Indicated	64	2	3.1	27	11	17	6	16	15	1.6	0.58	3.2%
Measured + Indicated	195	7	3.6	20	11	19	10	19	14	1.8	0.63	3.2%
Inferred	20	—	2.3	22	14	19	7	20	13	1.8	0.55	3.2%
Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
(Within RL2002 outside MIN 5532)						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Measured	33	2	5	20	7	30	7	23	21	2.9	—	3.2%
Indicated	90	4	4.6	25	2	34	5	18	17	3.6	—	3.2%
Measured + Indicated	123	6	4.7	24	3	32	6	19	18	3.4	—	3.2%
Inferred	647	32	4.9	15	6	33	9	17	18	2	—	3.2%
Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
Total Donald Deposit						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Measured	164	7	4.1	18	10	22	10	20	16	2.1	—	3.2%
Indicated	154	6	4.1	26	6	27	5	17	15	2.9	—	3.2%
Measured + Indicated	318	13	4.1	22	8	24	8	19	16	2.4	—	3.2%
Inferred	667	32	4.8	15	6	33	9	17	18	2	—	3.2%

Notes:
1.The mineral resources given in this table conform to the JORC code of reporting and do not represent current Mineral Resources under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Resources. These mineral resources are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Resources. Further drilling and data collection might not prove out the numbers in the table above.
2.Mineral resources are exclusive of ore reserves.
3.Mineralization reported above at a cut-off grade of 1.0% total heavy minerals (“HM”).
4.For within MIN5532, total HM is from within the +20 µm to -250 µm size fraction and is reported as a percentage of the total material. Slimes are the -20 µm fraction and oversize is the +1 mm fraction.
5.For reported mineral resources within RL2002 outside of MIN5532, heavy minerals are defined as those heavier than 2.96 specific gravity and with a grainsize in-size range between 38µm and 90µm. Oversize is the +1 mm fraction.
6.For outside of MIN5532, bulk density was based on a correlation between bulk density and HM% using the following industry accepted formula: BD = 1.65 + (0.01 x HM%). For within MIN5532, bulk density values were applied to geological domains based on bulk density sampling and laboratory test work of samples.
7.RUT (%) is a combination of rutile + anatase.
8.Numbers might not add due to rounding.

Mineral Reserve Estimate

Prior to the Company entering into an agreement to acquire an interest in the Donald Project, Astron issued a report entitled “Donald Rare Earth and Mineral Sands Project - Ore Reserves Update” that estimated, in accordance with JORC standards, the Ore Reserves of the Donald Project as of March 31, 2023. These estimates are summarized below for informational purposes only. A Qualified Person has not done sufficient work to classify the estimates as current S-K 1300 or NI 43-101 estimates of Mineral Resources or Mineral Reserves, and the Company is not treating them as such.

The methodology in determining the updated Ore Reserve was as follows:

Table of Content
•The deposit has been assessed through pit optimization, detailed mine design, mine scheduling and economic modelling.
•Individual discrete mining blocks have been digitized around ore and overburden. Pillars of in situ material have been left between adjacent mining strips to prevent tails from entering the working areas. Mining dilution and ore loss are inherent in the process and no additional dilution or ore loss has been applied when converting the mineral resource model for mine planning.
•The extent and depth of the area to be mined were decided by pit optimization using the Lerchs-Grossman (LG) algorithm. Nested pit shells generated and tested with sensitivities on mining cost, processing cost, metal price, and recoveries formed the basis of the optimal pit shell to maximize value and achieve operational design requirements.
•LG pit optimizations assessed Measured and Indicated classified material only. No Inferred material was included in the LG assessment.
•Vertical walls were used for the geotechnical slopes for the purpose of the LG optimization. From experience, in WIM style deposits (typically wide and shallow) there is negligible difference in the resultant optimized shape and financial analysis between a mine designed with slopes and with vertical walls due to the shallow depth of the deposit. Any designs intended for construction, are required to be designed with safe slopes.
•Required capital expenditure mostly relates to mining vehicles, with a portion related to infrastructure such as fuel storage and a workshop.
•The pit will be mined in 500m NS long and 500m EW wide blocks in a strip sequence.
•The mining method will be by truck and excavator.
•Ore will be fed into a MUP where it is screened and slurried and pumped to the WCP onsite.

Sand tails, from the wet concentrator, will be returned to the mine void and placed in constructed cells to be covered by previously stockpiled overburden prior to rehabilitation.

Donald Project - 100% Basis - Summary of In-Situ Historical Ore Reserves, March 31, 2023

Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
Within MIN 5532						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Proved	263	12	4.4	15.4	9.8	12.6	5.5	25.9	16.7	1.8	0.67	3.2%
Probable	46	2	4.1	19.7	11.1	21.6	5.5	20.1	15.3	1.8	0.64	3.2%
Proved + Probable	309	14	4.4	16.1	10	21.6	5.5	25.1	16.5	1.8	1.66	3.2%
Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
RL2002 outside MIN 5532						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Proved	152	9	5.6	7.1	18.8	31.3	9.4	18.2	21.1	1.8	—	3.2%
Probable	364	15	4.1	13.7	15.7	32.8	7.5	19.3	17.1	1.6	—	3.2%
Proved + Probable	516	24	4.6	11.7	16.6	32.3	8.2	18.9	18.6	1.7	—	3.2%
Classification	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
Total Donald Deposit						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Proved	415	20	4.8	12.4	13.1	25.7	7.2	22.6	18.6	1.8	—	3.2%
Probable	410	17	4.1	14.4	15.2	31.5	7.3	19.4	16.9	1.6	—	3.2%
Proved + Probable	825	37	4.5	13.4	14.1	28.4	7.2	21.2	17.8	1.7	—	3.2%
Notes:
1.The ore reserves given in this table conform to the JORC code of reporting and do not represent current Mineral Reserves under S-K 1300 or NI 43-101, nor is the Company treating these as current Mineral Reserves. These ore reserves are historical in nature and a Qualified Person has not done sufficient work to classify the estimates as a current estimate of Mineral Reserves. Further drilling and data collection might not prove out the numbers in the table above.
2.A break-even cut-off has been applied defining any material with product values greater than the cost of processing ore.

Table of Content
3.Mining recovery and dilution have been applied to the figures above when estimating the mineral resource for the tenements listed above. However, no additional dilution or ore loss has been applied when converting the mineral resource to ore reserves.
4.The area is wholly within the mining license area MIN5532.
5.RUT (%) are a combination of rutile plus anatase.
6.Numbers might not add due to rounding.

Present Condition of the Property and Work Completed to Date

During 2024, the primary work ongoing at Donald is additional drilling to collect samples for additional metallurgical test work. Sonic drilling was completed earlier this year to gather the necessary materials. The Company is performing some additional test work on the rare earth element concentrate (monazite + xenotime) to optimize the processing of that material at the Mill.

As of December 31, 2024, the total net book value attributable to the Donald Project and its associated equipment on the financial statements of Donald Project Party Ltd. was $50.6 million.

The Company's Planned Work

The Company is currently funding a Pre-Final Investment Decision (“FID”) budget to move Donald to FID. Ongoing work includes final permitting efforts, community engagement, final engineering design, and updating the JORC compliant Mineral Resources and Ore Reserves to S-K 1300 and NI 43-101 compliant Mineral Resources and Mineral Reserves. The Company plans to spend approximately AUD$22.3 million (approximately $13.9 million at December 31, 2024 exchange rates) during the Pre-FID period.

Table of Content
The Bahia Project

Caracas
Bogota
Columbia
Quito
Peru
Lima
Brazil
Brasilia
Bahia Project
Bolivia
Atlantic Ocean
Pacific Ocean
Asuncion
Rio de Janeiro
Sao Paulo
Argentina
Santiago
Montevideo
Buenos Aires
N
0 250 500 1,000
Miles

The following technical and scientific description of the Bahia Project is based in part on a number of historical exploration reports provided by previous owners to the ANM. These reports were submitted to ANM between 10/20/2016 and 4/29/2022 and do not comply with S-K 1300 or NI 43-101. Daniel Kapostasy, a Qualified Person employed by the Company and currently serving as the Company’s Vice President, Technical Services, has reviewed these reports in detail and held various discussions with the people who collected the samples and wrote the reports. The Company is currently collecting the data and conducting the test work required to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report, including a Mineral Resource estimate if the test work is successful in confirming a Mineral Resource, and expects to disclose its results in Q1 2025. Currently, the Bahia Project has no S-K 1300 or NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.

Project Description

The Bahia Project is an exploration stage property comprised of nineteen individual ANM Process Areas between the municipalities of Prado and Caravelas in the state of Bahia, Brazil, prospective for HMS, including ilmenite, rutile, zircon and monazite. All nineteen of the Process Areas are 100% controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil Ltda. If the Project is put into production, it will be comprised of multiple shallow open pits.

The geographic coordinates for the Bahia Project are approximately latitude 17°17’27.6” S and longitude 39°13’26.4” W for the northern extent, latitude 17°44’27.6” S and longitude 39°13’15.6” W for the southern extent, and latitude 17°30’56.6” S and longitude 39°13’15.6” W for the approximate center of the Project.

Table of Content
Ownership

The Company acquired two additional ANM Process Areas in 2024, which fill in gaps in its mineral tenure in the southern portion of the Project. These two areas are geologically on trend with other mineralized areas but currently have had no drilling conducted on them. These areas are ANM 870.665/2023 and 870.488/2023 and were purchased for a combined total of
US$1.62 million.

The Project consists of approximately 16,977.14 hectares (41,951 acres or 65.5 square miles) of mineral rights controlled by the Company’s wholly owned subsidiary Energy Fuels Brazil Ltda.

ANM Process Area	Title Holder	Stage	Area (Hectares)
870.267/2016	Energy Fuels Brazil Ltda.	Mining Concession Request	112.68
870.270/2016	Energy Fuels Brazil Ltda.	Exploration Authorization	607.07
870.271/2016	Energy Fuels Brazil Ltda.	Exploration Authorization	1,142.78
870.864/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	769
870.866/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,136.2
870.868/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,195.32
870.869/2011	Energy Fuels Brazil Ltda.	Exploration Authorization	1,778.17
870.871/2011	Energy Fuels Brazil Ltda.	Right to Apply for Mining Concession	1,322.54
870.872/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	703.43
870.873/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	334.67
870.874/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	755.96
870.875/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	592.48
870.876/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,112.92
873.520/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	1,055.34
873.723/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	799.93
873.724/2011	Energy Fuels Brazil Ltda.	Mining Concession Request	982.1
871.441/2018	Energy Fuels Brazil Ltda.	Mineral Research Permit	689.12
870.665/2023	Energy Fuels Brazil Ltda.	Exploration Authorization	916.12
870.448/2023	Energy Fuels Brazil Ltda.	Exploration Authorization	971.31
Total	Energy Fuels Brazil Ltda.		16977.14

Mineral tenure is guaranteed by the Federal Constitution in Brazil. Mineral resources are separate from the surface owners (i.e. split estate), and the Republic of Brazil is the owner of all mineral resources. The federal government can grant mineral rights for exploration and production to Brazilian companies (or foreign companies with established Brazilian entities). Brazilian entities that are granted mining rights have the ownership of the product they are mining. Mineral rights can be assigned, transferred or subject to encumbrance, provided that legal requirements are fulfilled and that the transaction is registered with and approved by the ANM.

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

Table of Content
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

Mineral rights do not grant the land where the mineral deposits are located, but do provide the possibility of creating a mineral easement that allows holders of the mineral rights the ability to explore or mine the mineral and take ownership of the product. This right of access also includes neighboring lands, as long as ANM recognizes that such lands are needed for exploration and production. The surface owners are entitled to a royalty and damages caused by exploration, mining and ancillary activities. A maximum royalty is set at half the federal government royalty. If the company and the surface owner are unable to reach an agreement the matter will be settled by the local court based on criteria provided in applicable laws. The Company is currently in negotiations with a number of surface owners for access arrangements required for its exploration drilling program.
Under the terms of the purchase agreement with the previous owners no royalty payment is due. Under the terms of a finders’ fee agreement with an agent that assisted in the purchase of the Process Areas a 4% gross revenue royalty is due on Heavy Minerals concentrates sold from the Project. This 4% royalty was due to two parties along at a 50%/50% split or 2% to each party. In April 2024, the Company entered into an agreement with one of the parties to purchase their 50% of the 4% royalty. A US$2 million dollar payment was made to one of the parties. As of April 2024, there is now only a 2% finders' fee royalty due. A 2% gross revenue royalty is due to the Brazilian government and a maximum 1% gross revenue royalty is due to the surface owners where production occurs.

Table of Content

ANM Process Area
870.267/2016
873.723/2011
870.864/2011
873.520/2011
870.866/2011
873.724/2011
Atlantic Ocean
870.868/2011
870.869/2011
870.270/2016
870.872/2011
870.871/2011
870.665/2023
871.441/2018
870.873/2011
870.875/2011
870.874/2011
870.488/2023
870.876/2011
870.271/2016
Rio Jucuruçu
ALCOBAÇA
BA-489
Prado
São José
BA-290
Alcobaça
Juerana
Caravelas
Perupe
N
0 2½ 5 10 Miles
BRAZIL

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

Table of Content
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

The data from the drilling was used to publish exploration reports for each of the Process Areas to ANM. This is a required process under Brazilian law to move the Process Areas towards mine production. The reports detail in-situ mineral inventory and then apply economics to declare “reserves” and provide evidence to ANM that the Process Areas are able to economically produce the mineral being applied for in the Process Area. The Company is not treating any of these reports as a current Mineral Resource or Mineral Reserve.

Permitting

Limited permitting work has been conducted at the Project. The Company has engaged a local consulting firm to provide an overview of the permitting process, identify any significant issues and initiate a stakeholder engagement program. Permitting is expected to commence in 2025. As more information is available and the permitting process begins, additional information will be provided.

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

Table of Content
Data Verification
The data collected and provided in this disclosure is derived entirely from the exploration reports for each of the nineteen ANM Process Areas. Daniel Kapostasy, Vice President, Technical Services and Qualified Person for the Company has reviewed these reports in detail and discussed the methods used with the project geologist in charge of field and laboratory activities for the previous owners. This person is also currently an employee of Energy Fuels Brazil Ltda. Heavy mineral concentrations were derived for every meter drilled using heavy liquid separations, a standard method of heavy mineral determination.

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

Verification of the Heavy Minerals concentration was started by the Company in September 2022, when it hired a contract driller to collect samples using a sonic rig. The Company began receiving data from this progam in Q4 2024 and is continuing to receive data. The Company will review and compile this data. Samples from drilling conducted in 2024 will be sampled and analyzed in early 2025.

Present Condition of the Property and Work Completed to Date

The Project is a greenfield project in that no mining has taken place on the ANM Process Areas. Most of the surface use in the region is for farming and ranching. As mentioned previously, the former owners carried out an extensive auger drill exploration program completing over 3,300 holes. Between September 20, 2022 and February 14, 2023, the Company drilled 2,266 meters of sonic drill core on various ANM Process Areas to confirm the prior drilling and collect samples and data for use in an S-K 1300/NI 43-101 compliant technical report for publication in 2025.

During 2024, the Company advanced its drilling of the southern portion of the project (the area between Alcobaca and Caravelas) by completing 76 sonic drill holes totaling 1,758 meters (5.766 feet) with its Company owned drill rig. In addition, 416 auger drill holes totaling 1,676 meters were completed to delineate mineralization for future drill campaigns. 63 Samples from this sonic drill program were collected and are awaiting analysis, additional samples from this drilling program are being prioritized and will be sent off for analysis. In addition to drilling, the Company collected a 15 metric ton bulk sample from the southern portion of the Project and shipped it to Mineral Technologies in Florida for processing test work. Test work started in December 2024 and is expected to be completed in Q1 2025. This test work will inform the processing needed to create a heavy mineral concentrate and provide information on the contained saleable heavy minerals, including monazite.

506 of the 665 samples collected from the 2022 and 2023 sonic drilling program have been analyzed at SGS Lakefield in Canada. Those samples are from the northern mineral concessions near the town of Prado. Those samples are currently under internal review.

The Company halted drilling operations on December 9, 2024 as it awaits additional permitting required to continue drilling. It is expected that drilling will continue in 2025 once the appropriate permits and surface access arrangements are in place.

As of December 31, 2024, the net book value of the Bahia Project was $32.61 million.

The Company’s Planned Work

The Company plans to restart its drilling program in 2025 once the appropriate permits and surface area arrangements are in place. In addition to the Company owned sonic drill rig, the Company plans to employ a contract drill rig to increase the overall pace of drilling at the Project with the goal of getting enough information to declare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in late 2025 or early 2026. The Company is also advancing its permitting efforts at the Project to include baseline studies and other necessary studies to move the Project forward.

Table of Content
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

The Company holds the following non-material mineral properties:

Other ISR Projects

The Company’s Properties located in the Powder River Basin, Wyoming are as follows:

N
0 10 20 40
Miles
Nichols Ranch
Arkose
Sheep Mountain
25
26
20
Riverton
North Platte River
789
Casper
18
Lander
220
26
287
Rawlins
30
80
25
80
789
85
Rock Springs
Laramie
Cheyenne
287
WYOMING
COLORADO
Copyright:© 2014 Esri

The Company’s properties in the Powder River Basin of Wyoming, but outside of the Nichols Ranch Project, include 4,359 acres owned 100% by the Company through its wholly owned subsidiary, Uranerz. These properties, located at Arkose, include the: Verna Ann, Niles Ranch, Arvina, Streeter, Table Mountain, Heldt Draw, Drew, Collins Draw and Jack properties. The Company, through Uranerz, also holds an 81% interest in the Arkose Joint Venture, which holds 40,602 net acres in the Powder River Basin.

In September 2016, Uranerz elected to forfeit 298 unpatented lode mining claims covering approximately 6,157 acres from its North Willow Creek (50 claims), Hat (61 claims), Divide (36 claims), North Nichols (107 Claims) and East Nichols (44 claims) properties, which constitutes all the claims in those projects.

Table of Content
In general, these ISR projects are located in basins containing sandstones of Tertiary age with known uranium mineralization. Limited exploration was conducted by Uranerz on each project.

Arkose Joint Venture, Powder River Basin, Wyoming:

The Company, through its wholly owned subsidiary Uranerz, holds an undivided 81% interest in the Arkose Joint Venture, which holds an additional 40,602 net acres in the Powder River Basin. Uranerz completed the acquisition of its interest in the Arkose Joint Venture mineral properties on January 15, 2008. This acquisition was completed pursuant to a purchase and sale agreement previously announced on September 19, 2007 between Uranerz, NAMMCO, Steven C. Kirkwood, Robert W. Kirkwood and Stephen L. Payne (collectively, the “NAMMCO Sellers”).

In connection with the acquisition of its interest in the Arkose Joint Venture, Uranerz entered into a venture agreement dated January 15, 2008 (the “Venture Agreement”) with United Nuclear, a limited liability company wholly owned by the NAMMCO Sellers and their designee under the purchase and sale agreement. Under the Venture Agreement, United Nuclear retained its nineteen percent (19%) working interest in the Arkose Joint Venture, and Uranerz assumed operations and management responsibilities of the Venture. Uranerz and United Nuclear agreed to contribute funds to programs and budgets approved under the Arkose Mining Venture in accordance with their respective interests in the Venture.

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

Table of Content
Other Conventional Uranium Projects

Arizona Strip

Material Project
Non-Material Project
89
Kanab
89
UTAH
olorado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0 5 10 20
Miles
180
Copyright:(c) 2014 Esri

The Pinenut Project has been reclaimed except for a two-acre disturbance associated with a monitor well. Mineral extraction at the Company’s Arizona 1 Project commenced in December 2009 and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the evaluation stage. Permitting at the Wate and EZ Projects are currently on hold. In 2025, the Company will evaluate the existing mine plans and engineering associated with the EZ Complex and may determine to start the permitting process.

Table of Content
Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal
Complex
Monticello
Dove Creek
Blanding
Bullfrog
Project
White
Mesa Mill
Halls Crossing
UTAH
COLORADO
6
70
72
24
128
141
50
191
46
90
276
95
666
N
0
10
20
40
Miles

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size has been reduced since the acquisition. The retained property continues to cover the known mineralized areas. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. In 2022, the Company initiated work at Whirlwind to rehabilitate the existing decline. Work progressed until December 2022, when it was put on hold due to inclement weather. The Company finished rehabilitation work on the decline in 2023. In 2024, the Company completed engineering design (60% level) on a water treatment plant for the Whirlwind Project. The Company is currently permitting the water treatment plant and plans to construct and commission the plant in 2025. Once operating, the Company can evaluate the condition of the underwater portion of the decline and if appropriate finish rehabilitating the decline.

Table of Content
Other Heavy Mineral Sand Projects

The Kwale Project

UGANDA
KENYA
TANZANIA
DA
DI
191 m
202 m
192 m
190 m
74 m
30 m
A14
C100
South Coast Rd
Msambweni
Processing Plant
PL/2018/0119
SML 23
TSF
Kwale North (Depleted)
Bumamani (Depleted)
Kwale South (Depleted)
Kwale Central (Depleted)
0 1 2 3 miles
0 2 4 6 8 km

The Company, through its wholly owned subsidiary, Base Titanium, holds the Kwale Project. The Kwale Project is located in Kwale County in southern Kenya. Mining at the Kwale Project commenced in 2013 and recently concluded at the end of December 2024, following depletion of the remaining ore reserves reported in accordance with JORC standards. Processing activities concluded in early January 2025. The sale of all remaining product stockpiles is underway and expected to be completed during the first quarter of 2025.

Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all the mining areas are fully reclaimed. Reclamation of the South Dune mining area was completed in 2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas scheduled for completion in 2025. Reclamation of the tailings storage facility (“TSF”) on site has commenced with planting of water hungry eucalyptus species, with planting planned to be completed by 2027. Ongoing growth management and monitoring will be maintained until attainment of an average moisture content <40% and a maximum of 50% in the basin of the tailings storage facility, which is currently expected to be achieved by 2037.

Table of Content
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

Exploration for HMS employs different procedures than those noted for uranium exploration and quantification. The Company utilizes a sonic drill rig for HMS exploration as this type of rig is able to collect relatively undisturbed cores of loose sediment. Following retrieval of the core (typically in 2 meter intervals), the core is logged by the onsite geologist and a sample of each meter is collected and panned (similar to gold panning) to get a visual estimate of HMS concentration. The samples are then taken back to the field office where they are split, dried and analyzed for grain size, utilizing a standard set of wire mesh sieves. A second fraction of the split is then sent to a 3rd party analytical lab for heavy liquid separation, elemental analysis and mineralogical characterization (XRD or QEMSCAN). Elements of interest include Ti, Fe, Zr, the REEs, uranium and thorium. Standards and blanks will be submitted to the lab as part of the quality assurance/quality control program. Samples will also be sent to other third-party labs to verify the analyses by the primary lab.

Table of Content
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
Kwale Project
Royalty dispute
In connection with its acquisition of the Kwale Project in 2010, Base Titanium, a subsidiary of Base Resources, granted a 2% gross revenue royalty to third parties. The royalty is governed by a Royalty Deed dated July 30, 2010, and was split between the parent company of the project’s vendor, Vaaldium Mining Inc., and the then holder of certain rights in respect of the project, Pangea Goldfields Inc. There was a disagreement between Base Titanium and the current holders of the royalty in respect of the royalty’s scope under the Royalty Deed – specifically, whether, and the extent to which, the royalty applies outside the Kwale SML 23 as it existed at the time of the Kwale Project’s acquisition in 2010 (“2010 SML”). The royalty is currently held by

Table of Content
Osisko Gold Royalties Ltd (as to 1.5%), TRR Services UK Limited (as to 0.25%) and Elemental Royalties Limited (as to 0.25%).
While all three royalty holders initially contested Base Titanium’s interpretation of the royalty’s scope, only Osisko Gold Royalties and TRR Services UK took formal steps to enforce their respective claimed rights and on March 13, 2023 commenced arbitration proceedings in the London Court of International Arbitration. The arbitral tribunal determined to only register the arbitration for Osisko Gold Royalties. Base Titanium objected to the jurisdiction of the arbitral tribunal to hear the dispute; however, this objection was dismissed by the arbitral tribunal on February 7, 2024. Base Titanium appealed to the Ontario Superior Court to decide the matter of jurisdiction.

In Q4 2024, a confidential settlement was reached, and the arbitration was subsequently terminated. Dismissal of the appeal before the Ontario Superior Court is pending. At the time of writing, no formal legal proceedings have been commenced by either of the other two royalty holders. The Company believes these claims are time barred pursuant to applicable Ontario law.

Stevedoring Dispute with the Kenya Ports Authority

To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), Base Titanium requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.

To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on Base Titanium to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to Base Titanium’s maiden shipment from the Jetty Facility in 2014, which was ultimately paid by Base Titanium under protest to ensure the vessel was permitted to sail.

Base Titanium objects to stevedoring charges being levied by KPA principally on the grounds that (i) Base Titanium’s Jetty Facility is a private facility that was built entirely at Base Titanium’s expense; and (ii) no such stevedoring services are either required of, or are being provided by, KPA and, therefore, a service charge in respect of stevedoring is not applicable and invalid.

In 2017, Base Titanium sought and obtained an injunction from the High Court of Kenya to compel KPA to provide necessary marine services to vessels berthing at the Jetty Facility (“2017 Ruling”). In conjunction, the parties entered consent orders to establish an escrow account where disputed charges are being held pending the final outcome of the dispute.

Base Titanium sought resolution of the dispute through arbitration commenced in Kenya in February 2017 bought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for Base Titanium to seek appointment of a new arbitrator. Base Titanium has not yet sought the appointment of a new arbitrator pending the outcome of discussions between the parties. Discussions have stalled over recent months, and Base Titanium is likely to need to recommence formal dispute resolution proceedings through arbitration.

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

Table of Content

Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances specified in the Mining Act had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed Base Titanium’s application by way of ruling dated February 10, 2022. Base Titanium is pursuing an appeal. The appeal was heard in the Court of Appeal on January 21, 2025 and a ruling is expected in late May, 2025. The primary case has been stayed, pending Base Titanium’s appeal.

The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.

Mchingirini Residents

On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which form part of Kwale Project SML 23, that their prior relocation and resettlement was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that Base Titanium pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.

Base Titanium denies any liability to the plaintiffs. In 2015 and 2016, following negotiations between the parties, agreements were reached to have the plaintiffs relocated from the suit properties. Pursuant to the said agreements, the plaintiffs were relocated, and compensation was paid by Base Titanium. In turn, the plaintiffs surrendered their title deeds to Base Titanium and transfer instruments were executed.

Base Titanium has raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising grievances specified in the Mining Act has not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. Base Titanium is pursuing an appeal in the Court of Appeal of Kenya. Appeal dates are yet to be set. The original proceedings have been stayed, pending Base Titanium’s appeal.

The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.

Toliara Project
Although the Toliara Project holds a mining permit that allows production of Ilmenite, Rutile and Zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into a Memorandum of Understanding (the “MOU") with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The MOU is the culmination of extensive negotiations over several years with the Malagasy Government on fiscal and other terms applicable to the Toliara Project and a major step forward in advancing the Project. Now that the Government of Madagascar has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive Financial Investment Decision (“FID"), which the Company expects to make in early 2026.
While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism" consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification") under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM"); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment") in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Company and the Government of Madagascar are currently pursuing option (b) by working towards an LGIM Amendment and to have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for

Table of Content
approval as law. The Company currently expects that the LGIM Amendment process could be completed in Q2 2025 with the Project Certification and Investment Agreement, if required, approval by the end of Q3 2025. In parallel, the Company and the Government of Madagascar are working through the process for having Monazite added to the Toliara Project’s mining permit. There can be no assurance as to the timing of achieving sufficient legal and fiscal stability or the timing for approval of the addition of Monazite to the mining permit. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project. (see “Part I, Item 2. The Toliara Project”).

ITEM 4. MINE SAFETY DISCLOSURE
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

Table of Content
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Shares are listed for trading on the NYSE American under the symbol “UUUU” and on the TSX under the symbol “EFR.” As of February 24, 2025, the closing bid quotation for our Common Shares was $4.36 per share as quoted by the NYSE American and was $6.22 per share as quoted by the TSX. As of February 24, 2025, Energy Fuels had 210,241,007 Common Shares issued and outstanding, held by an estimated 140,000 or more shareholders.
Dividend Policy
We have never declared cash dividends on our Common Shares. We anticipate that we will retain any earnings to support operations and to finance the growth of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any further determination to pay cash dividends will be at the discretion of our Board and will be dependent on the financial condition, operating results, capital requirements, and other factors that our Board deems relevant.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Equity Securities
During the year ended December 31, 2024, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, concerning non-qualified stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) outstanding pursuant to our 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), which has been approved by the Company’s shareholders. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar awards is based solely on an increase in the value of the Common Shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 10,000,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 7,500,000 (the “Full Value Share Authorization”). The Company does not have an equity compensation plan that has not been approved by shareholders. The table also includes stock options that the Company assumed as part of the Uranerz acquisition.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights (US$)(1)(3)(7)	Number of Common Shares remaining available for future issuance (Total Share Authorization)(1)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	3,292,862(2)(4)(5)(6)	$6.62	6,621,232	6,356,854
Equity compensation plans not approved by security holders	Nil	Nil	Nil	Nil
Total	3,292,862	$6.62	6,621,232	6,356,854
(1)    There are no warrants outstanding at this time.
(2)     Includes 1,132,972 stock options and 1,143,146 RSUs. With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% on January 27th approximately one year after the date of grant, as to another 25% on January 27th approximately two years after the date

Table of Content
of grant and as to the remaining 25% on January 27 approximately three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment.
(3)    1,143,146 RSUs have been excluded from the weighted average exercise price because there is no exercise price.
(4)     Includes 785,476SARs granted in 2022 and earned in 2021 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $6.47 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As of December 31, 2024, none of the performance goals had been achieved and none of the underlying SARs have vested.
(6)    Includes 231,269 SARs granted in 2023 and earned in 2022 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $7.36 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2024. As of December 31, 2024, none of the performance goals had been achieved and none of the underlying SARs have vested.
(7)    Represents a weighted average exercise price of stock options and SARs pursuant to the Omnibus Equity Incentive Plan.
Energy Fuels Compensation Plan
The Compensation Plan was approved by the Board on each of January 28, 2015, March 29, 2018, March 18, 2021 and May 24, 2024 and by shareholders on each of June 18, 2015, May 30, 2018, May 26, 2021 and June 11, 2024 (amended, restated and approved every three years). The Compensation Plan supersedes and replaces the Energy Fuels Stock Option Plan, which was the Company’s prior equity incentive program. All stock options previously granted pursuant to the Energy Fuels Stock Option Plan which remain outstanding are incorporated into the Compensation Plan. Employees, directors, and consultants of the Company and its affiliates are eligible to participate in the Compensation Plan. The Board of Directors, or a Committee authorized by the Board (the “Committee”), administers the Compensation Plan. The Committee may grant awards for non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred share units, restricted stock units, performance shares, performance units, and share-based awards to eligible participants. The ability to grant a broad range of equity incentive awards is consistent with the practices of similar public companies. Pursuant to the rules of the TSX, the Compensation Plan must be renewed by approval of Energy Fuels shareholders every three years.
Stock Performance Graph(1)
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels Common Shares beginning on December 31, 2019, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Arafura Rare Earths Ltd., Boss Resources, Cameco, The Chemours Company, Deep Yellow Ltd., Denison Mines, Eramet S.A., GoviEx, Iluka Resources Limited, Image Resources, Kenmare Resources Plc, Lynas Rare Earth Ltd., MP Materials Corp, Neo Performance Materials, NexGen Energy, Paladin Energy, Peninsula Energy, Rare Element Resources Ltd., Texas Mineral Resources Corp, Tronox Holdings Plc, Ucore Rare Metals Inc., Uranium Energy Corp and Ur-Energy. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2019 in Energy Fuels Common Shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Table of Content

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2019 - December 31, 2024)
$500
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Energy Fuels Inc.
NYSE Composite Index
Russell 2000 Index
NASDAQ Composite
NYSE MKT Natural Resources Index
Peer Group

Notes:
(1) This peer group represents a broad range of companies operating within the uranium, REE and HMS generally and is used for certain of the Company’s executive officer long-term incentive plan compensation decisions as reported annually in the Company’s proxy circular.
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

Table of Content
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

Table of Content
including the ability to claim benefits thereunder. Non-Resident Holders should consult their own tax advisors to determine their entitlement to relief under an applicable income tax treaty or convention.

ITEM 6. [RESERVED]

Table of Content
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2024 and the related notes thereto. The purpose of this Item 7 is: (i) to provide material relevant to an assessment of the financial condition and results of operations of Energy Fuels Inc., including an evaluation of the amounts and certainty of cash flows from operations and from outside information sources; and (ii) to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not necessarily indicative of future operating results or of future financial condition. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Item II, Cautionary Statement Regarding Forward-Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share and per share amounts and currency exchange rates unless specified otherwise. References to “Cdn$” refer to Canadian dollars, “AUS$” refer to Australian dollars and “$” to U.S. dollars.
Operations Update and Outlook for 2025
Overview
The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future. The Company believes that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, technology companies, and citizens on decarbonization, electrification, and security of energy supply. In addition, a number of factors including restrictions on Russian uranium products in the U.S., transportation challenges, trade policies, and financial entities purchasing uranium on the spot market to hold for the long-term has the potential to result in higher sustained spot and term prices and, induce utilities to enter into more long-term contracts with non-Russian producers, like Energy Fuels, to foster security of supply, avoid transportation and logistics issues, and ensure more certain pricing. Indeed, the past two years have seen the highest levels of long-term contracting by utilities since 2012, according to TradeTech.

In 2022, we entered into three long-term uranium contracts with major U.S. utilities, and in 2024, we entered into a fourth long-term contract with a major U.S. utility. To deliver under these contracts, the Company commenced ore production at three of its permitted and developed conventional uranium mines, Pinyon Plain, La Sal and Pandora, located in Arizona and Utah for uranium production. The Company also expects to enter into a uranium ore purchase agreement with one or more third-party miners in the vicinity of the Mill during 2025. The Company will stockpile ore from production at these three conventional mines, and any ore purchases from third-party miners, at the Mill for processing in 2025 or subsequent years, subject to market conditions, contract requirements and the Mill’s schedule. The Company will also continue to produce uranium from its alternate feed recycling program, and potentially existing ore stockpiles at the Mill.
During 2025, the Company expects to mine ore from its Pinyon Plain, La Sal and Pandora mines containing 730,000 to 1,170,000 pounds of U3O8, depending on mining rates, contract requirements, and market conditions, which will be stockpiled at the mines and Mill pending processing at the Mill. In addition, the Company expects to receive additional alternate feed materials, cleanup material and to purchase ore from third-party miners containing approximately 160,000 to 200,000 pounds of U3O8, which when combined with the mined ore is expected to result in an increase in uranium contained in ore inventories and work in process during the year by 890,000 to 1,370,000 pounds of U3O8. Uranium processing activities are expected to result in total finished uranium production of 200,000 to 250,000 pounds of uranium during 2025, which (combined with existing inventories) is expected to be sufficient to complete uranium sales in 2025. The final mix between quantities of U3O8 contained in ore inventories and quantities of U3O8 in finished product inventory at the end of 2025 will depend on the timing of processing stockpiled uranium ore at the Mill (which could occur in 2025 or be deferred to subsequent years), on any additional ore purchases from third-party miners, on any additional alternate feed and cleanup materials received, and on any spot uranium sales or purchases the Company may elect to complete in 2025 in response to uranium prices, market conditions, contract requirements and other factors.
Additionally, the Company is preparing two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch) for expected production within one year from a “go” decision and is advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to potentially strong uranium market conditions. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year as early as 2026. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or procurement of additional long-term

Table of Content
contracts. In 2025, the Company also plans to continue to advance permitting and development on the Roca Honda and Bullfrog projects, which together with the Company's Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of uranium on the spot market to supplement its uranium production if necessary to fulfill its contract requirements.
The Company’s decision to ramp-up uranium production was driven by several favorable market and policy factors, including strengthening spot and long-term uranium prices in recent years, increased buying interest from U.S. nuclear utilities, U.S. and global government policies supporting nuclear energy to address global climate change, and the need to reduce U.S. reliance on Russian and Russian-controlled uranium and nuclear fuel.
The Company continually seeks to maximize capacity utilization at the Mill and new sources of revenue, including through its emerging REE and potential medical isotope businesses, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill, that can be processed without reliance on uranium sales prices. The Company also entered into an agreement with the Navajo Nation in January 2025, which could open the door to the Company assisting in the cleanup of AUM left over from Cold War era government programs, in addition to receiving uranium ore. (See “Part 1. Description of Business – Material Transactions and Corporate Developments – Agreement with Navajo Nation.”)
The Company also believes the long-term fundamentals of the REE sector point to higher sustained pricing over the long-term. According to industry forecaster Adamas Intelligence, the demand for REEs is expected to be primarily driven by increased demand for neodymium-iron-boron (“NdFeB”) magnets used in robotics, advanced air mobility, and electric vehicles (including hybrid electric vehicles). Adamas forecasts demand for separated NdPr, Dy and Tb to grow at a compound annual growth rate (“CAGR”) of 8.7% through 2040, while global production will grow at a slower rate of 5.1%. Robotics are expected to become the largest demand driver for NdFeB magnets through 2040. The Company is also observing significant interest in creating new REE supply chains that are not connected to China, further compounding the REE opportunity for Energy Fuels.
The Company has significantly advanced its REE programs, including the commissioning of commercial REE (NdPr) separation capabilities at the Mill, while securing HMS mines that are expected to supply significant quantities of natural monazite sands feedstock to the Mill for processing into separated REE products. This includes the Company’s recent acquisition of Base Resources, which owns the Toliara Project and Kwale Project, and through its recently formed joint venture with Astron to jointly develop the Donald HMS and REE project (in addition to the acquisition of the Bahia Project discussed in Note 7 – Mineral Properties and Property, Plant and Equipment).
The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q2-2024, which is capable of processing 8,000-10,000 tonnes of monazite per year into 850 to 1,000 tonnes of separated NdPr per year plus an Sm+ RE Carbonate, and is advancing engineering and permitting on its Phase 2 separation facilities at the Mill to enable the production of up to 4,000 – 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials (see “Rare Earth Element Initiatives” below). During the Phase 1 commissioning, the Company produced approximately 38 tonnes of separated NdPr, which is currently being qualified by REE metal and magnet manufacturers to enable future offtake of the Company’s separated REE products produced at the Mill from monazite feedstocks produced at the Toliara, Donald, and Bahia projects, in addition to third-party feedstocks purchased from other parties. The Company also plans to continue to evaluate potential opportunities in REE metal, alloy and magnet-making as they may arise.
With respect to its HMS activities, the Company plans to continue advancing each of its Donald and Toliara HMS projects to a final investment decision (“FID”) by late-2025 and mid-2026, respectively. The Company also plans to advance its permitting efforts and restart its drilling program at the Bahia Project in 2025 once the appropriate permits and surface access arrangements are in place, with the goal of getting enough information to declare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report in late 2025 or early 2026.
Mining at the Kwale Project commenced in 2013 and recently concluded at the end of December 2024, following depletion of the remaining ore reserves reported in accordance with JORC standards. Processing activities concluded in early January 2025. The sale of all remaining product stockpiles is underway and expected to be completed during the first quarter of 2025. As the costs of winding-down incurred in the fourth quarter of 2024 and early 2025, and the lower mineral grades encountered during the winding-down phase, will be reflected in the costs of goods sold attributable to the sales of remaining stockpiles in the first quarter of 2025, material gross profit margins are not expected in connection with those sales. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all the mining areas are fully reclaimed. Reclamation of the South Dune mining area was completed in 2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas scheduled for completion in 2025. Reclamation of the tailings storage facility on site has commenced and is expected to be completed by 2027, with ongoing management and monitoring expected to continue through 2037.

Table of Content
The Company is also evaluating the potential to recover radioisotopes from its existing uranium and REE process streams for use in the development of TAT medical isotopes for the treatment of cancer, which is seeing promising results in clinical trials to date. TAT requires reliable and secure supplies of radium, which pharmaceutical companies use to extract other short half-life, alpha-emitting elements for the production of TAT drugs. Currently, there is no domestic supplier of radium. Therefore, Energy Fuels sees a potentially significant opportunity to become the U.S. radium supplier of choice, as TAT treatments advance through clinical trials and later into widespread use.
We continually evaluate the optimal mix of critical mineral products, production, inventory and purchases in order to retain the flexibility to deliver long-term value.
Mill Activities
During the year ended December 31, 2024, the Mill focused on finalizing the commissioning of its Phase 1 REE separation circuit and producing uranium from stockpiled alternate feed materials and conventional ores. The Mill’s Phase 1 REE separation circuit is currently capable of producing separated NdPr and a “heavy” Sm+ RE Carbonate (see “Rare Earth Element Initiatives” below). In 2024, the Company received 480 tonnes of monazite from Chemours. By Q3-2024, the Mill had produced approximately 38 tonnes of separated NdPr and 10 – 20 tonnes of Sm+ RE Carbonate through successful commissioning, which exceeded the Company's expected recovery of 25 – 35 tonnes of separated NdPr. The Mill focused on processing stockpiled alternate feed materials and conventional ores during Q4-2024, which resulted in production of 158,000 pounds of U3O8. No vanadium production occurred during 2024, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Mill advanced its research and development (“R&D”) activities on medical isotopes throughout 2024, while advancing discussions with buyers interested in offtaking material.
During 2025, the Company expects to receive additional Alternate Feed Materials, cleanup material and to purchase ore from third-party miners containing approximately 160,000 to 200,000 pounds of U3O8. The Company expects to produce between 200,000 and 250,000 pounds of finished U3O8 during the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials. The amount of finished U3O8 production could exceed these amounts if the Company elects to process additional stockpiled conventional ore inventories at the Mill during 2025, which would depend on market conditions, contract requirements, and the Mill’s schedule.
The Company also plans to continue to pursue additional Alternate Feed Materials, third-party processing, ore purchases and other sources of feed for the Mill (including potential material recovered from AUM and other land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions.
Conventional Mine Activities
During the year ended December 31, 2024, the Company continued ore production at the La Sal mine, Pinyon Plain mine and Pandora mine.
In July 2024, the Pinyon Plain Mine commenced uranium ore haulage to the White Mesa Mill on federal and state highways that crossed over the Navajo Nation, in accordance with federal law and the Mine's USFS-approved Mine Plan of Operations.
On July 31, 2024, the Navajo Nation’s President expressed that, as a result of the Navajo Nation’s long and troubled history with uranium mining during the cold war era, the Navajo Nation was concerned about the potential effects the transport of uranium ore across the Navajo Nation may have on the health, safety, and welfare of its citizens.
Although Energy Fuels believes any attempt by the Navajo Nation to prevent ore transport is preempted under federal laws, Energy Fuels voluntarily decided it was in the long-term interest of the Company to engage in good-faith discussions with the Navajo Nation to address its concerns and potentially seek other areas of mutual agreement and collaboration.
As a result, Energy Fuels voluntarily agreed to delay transporting uranium ore across the Navajo Nation for a reasonable time while the parties engaged in good faith discussions aimed at reaching a suitable agreement. Pending the agreement, mining continued at the Pinyon Plain mine, but at a reduced rate with mined ore being stockpiled at the mine site and with other necessary underground mine development activities continuing at an accelerated rate.
On January 29, 2025, the Company announced it had signed a landmark agreement with the Navajo Nation governing the transport of uranium ore along federal and state highways crossing the Navajo Nation. Ore transport from the Pinyon Plain mine in northern Arizona to the Mill resumed on February 12, 2025. Upon resolution of this matter, the Company resumed mining at Pinyon Plain at full capacity.

Table of Content
During 2024, the Company produced approximately 29,800 tons of ore containing approximately 350,000 pounds of U3O8 from the Pinyon Plain mine and La Sal Complex. Subject to market conditions, the Company currently expects to mine 85,000 to 115,000 tons of ore containing approximately 730,000 to 1,170,000 pounds of contained U3O8 from its Pinyon Plain, Pandora and La Sal mines during 2025. Such uranium-bearing ore will be stockpiled at the mines or Mill for processing in 2025 or at a future date, subject to market conditions, contract requirements, and the Mill’s schedule. The Company also expects to purchase uranium ore from third-party miners in the region, and there is the potential to receive additional Alternate Feed Materials and mine cleanup materials, expected to total approximately 160,000 to 200,000 pounds of additional contained uranium in ore inventories, all of which will be processed as market conditions, Mill schedules, and contract requirements may warrant. As the Company currently has sufficient finished U3O8 inventory to meet its 2025 contract delivery requirements and may elect not to sell uranium into the spot market in 2025 at current prices, the Company may decide to defer processing all or a portion of such stockpiled uranium ore inventories until after the end of 2025, thereby freeing up Mill capacity for an REE processing run or other uses during the second half of 2025. In addition, having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed, rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected.
As mentioned above, the Company also expects to produce between 200,000 and 250,000 pounds of finished U3O8 during the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials.
The Company plans to continue to maintain projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels, and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to be able to commence uranium production within one (1) year from a “go” decision, which could increase Energy Fuels' uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting as early as 2026, as market conditions may warrant.
In 2025, the Company also plans to continue advancing permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico and its Bullfrog Project in Utah, which together with its Sheep Mountain Project, a large conventional project in Wyoming, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. All these projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
ISR Extraction and Recovery Activities
The Company produced de minimus quantities of U3O8 at its Nichols Ranch ISR Project during 2024, as the project was maintained on standby. Although the Company does not expect to produce significant quantities of U3O8 in 2025 from Nichols Ranch, the Company is undertaking exploration and development activities in 2025 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch the Company currently holds 34 fully permitted, undeveloped wellfields, including four additional wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
During the year ended December 31, 2024, the Company sold 200,000 pounds of uranium under one of its term contracts and 250,000 pounds on the spot market. As of December 31, 2024, the Company had approximately 393,000 pounds of finished uranium inventories located at conversion facilities in North America and at the Mill. Additionally, as of December 31, 2024, the Company had approximately 725,000 pounds of additional U3O8 contained in stockpiled Alternate Feed Materials, other ore inventory and work in process at the Mill or nearby mine sites that can potentially be recovered relatively quickly in the future, as market conditions and contract requirements may warrant.
The Company expects to sell between 200,000 and 300,000 pounds of uranium during 2025, under the Company's existing long-term contracts with utilities. As a result of these sales, the Company expects that finished U3O8 inventory will be approximately 290,000 to 445,000 pounds U3O8 at the end of 2025 and contained uranium in stockpiled uranium ore inventories will be approximately 1,365,000 to 1,895,000 pounds of U3O8, totaling to 1,655,000 to 2,340,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. Again, the mix between increased contained

Table of Content
uranium in ore inventories and finished U3O8 product inventory at the end of 2025 will depend on the timing of the processing of stockpiled uranium ore at the Mill, which could occur in 2025 or be deferred to subsequent years, and any spot uranium sales or purchases the Company may elect to complete in 2025;
As of December 31, 2024, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 remaining in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
Exploration

The Company plans to continue performing exploration activities at its Nichols Ranch Project and further delineation drilling at its Pinyon Plain Project to increase its uranium resource base.
Sales Update and Outlook for 2025
The Company sells uranium into its existing long-term contracts and continually evaluates selling a portion of its inventories on the spot market in response to upside uranium or vanadium price movements and other market conditions. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet contract obligations and gain exposure to future price increases.
Uranium Sales
The Company has four long term contracts with major U.S. nuclear utilities and entered into spot sale agreements with three customers during the year ended December 31, 2024. Under these contracts, the Company sold 450,000 pounds of U3O8 during the year ended December 31, 2024 with a weighted-average sales price of $84.23 per pound.
The Company recently entered into a fourth long-term utility contract. The four long-term utility contracts require future deliveries of uranium between 2025 and 2030, with base quantities totaling 2.80 million pounds of uranium sales remaining over the period, and between 2.27 million and 4.15 million pounds of actual deliveries of uranium over that time period based on the exercise of buyer options and quantity flexibility. Having observed a marked uptick in interest from nuclear utilities seeking long-term uranium supply, along with continued strong long-term prices, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
The Company completed the following sales for the year ended December 31, 2024:
•January 2024: sold 200,000 pounds of U3O8 for $15.03 million ($75.13 per pound) into its existing portfolio of long-term contracts;
•March 2024: sold 100,000 pounds of U3O8 on the spot market for $10.29 million ($102.88 per pound);
•June 2024: sold 100,000 pounds of U3O8 on the spot market for $8.59 million ($85.90 per pound); and
•September 2024: sold 50,000 pounds of U3O8 on the spot market for $4.00 million ($80.00 per pound).
Under the current portfolio of contracts, the Company expects to sell between 200,000 and 300,000 pounds of uranium during Q2- and Q3- 2025. The Company holds uncommitted inventory and, with the benefit of production in 2025 and beyond, will continue to evaluate additional spot and/or long-term uranium sales opportunities up to 400,000 pounds during 2025 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill schedule for processing uranium ore stockpiles at the Mill.
As mentioned above, the Company expects total inventories of uranium contained in uranium ore inventories together with finished U3O8 product inventories to total between approximately 1,655,000 to 2,340,000 pounds of U3O8 at year-end 2025, subject to 2025 production levels, any ore purchases from 3rd parties, and uranium sales and purchases. Energy Fuels’ uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories, purchases and new production will be sufficient to meet contract requirements through 2025 and over the life of the supply contracts, along with discretionary spot sales in 2025 and beyond, as market conditions may warrant.
Vanadium Sales
The Company did not sell any vanadium during the year ended December 31, 2024. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical, and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits, when market conditions warrant. The vanadium

Table of Content
produced in the 2018/19 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
Rare Earth Sales
During the year ended December 31, 2024, the Company did not have any rare earth sales. During 2024, the Company completed the commissioning of the Mill’s newly installed Phase 1 separation circuit, from which it produced approximately 38 tonnes of separated NdPr in 2024 and 9 tonnes of Sm+ RE Carbonate. Additionally, the Company has approximately 28 tonnes of NdPr plus approximately 4 tonnes of Sm+ in solution in its Phase 1 separation circuit. Samples of the Company's NdPr product have been sent to permanent magnet and other companies around the world for product qualification. Initial testing responses have been positive.
While the Company continues to make progress on its separated REE production and additional capital is spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when throughput rates are increased and optimized, which is expected in the 2027-2028 time frame assuming completion of development of the Donald Project and/or Toliara Project and the provision of a steady stream of monazite to the Mill. Throughout this process, the Company is gaining important knowledge, experience and technical information, while also having its products qualified by end-users all of which are valuable for current and future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Heavy Mineral Sands Initiatives
The Company made the strategic decision to enter the HMS sector in order to control the Company’s internal costs and supply chains for its primary REE feedstock: monazite. Monazite is a superior REE mineral, as it contains excellent distributions of the “magnet” REEs (NdPr, Dy and Tb), and because monazite can be processed at the Company’s Mill leveraging existing licenses, infrastructure and expertise. HMS mines (titanium and zirconium minerals, including ilmenite, rutile and zircon) also present an attractive future opportunity for the Company, while also producing a potentially low-cost and large-scale monazite feedstock that the Company plans to process into separated REE products at the Mill in the U.S. To date, the Company has acquired 100% interests in the Toliara (Madagascar) and Bahia (Brazil) Projects, and the right to earn into a 49% joint venture interest with Astron Corporation in the Donald Project (Australia), under which Energy Fuels expects to offtake all REE-monazite.
Acquisition of Base Resources
On October 2, 2024, the Company completed its acquisition of Base Resources. At closing, each holder of ordinary shares of Base Resources received share consideration and AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total share consideration issued by Energy Fuels was approximately $178 million and the total special dividend value was approximately $55.1 million. See Note 3 – Transactions to the consolidated financial statements for more information.
The Company, through its newly acquired subsidiary Base Resources (as of October 2, 2024), owns the Toliara Project. In addition to its stand-alone ilmenite, rutile and zircon production capability, the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs, hybrid EVs and a variety of clean energy, defense and advanced technologies, which, upon development, would be shipped to the Mill for the recovery of REEs.

Although the Toliara Project holds a mining permit that allows production of Ilmenite, Rutile and Zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into a Memorandum of Understanding (the “MOU") with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The MOU is the culmination of extensive negotiations over several years with the Malagasy Government on fiscal and other terms applicable to the Toliara Project and a major step forward in advancing the Project. Now that the Government of Madagascar has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive Financial Investment Decision (“FID"), which the Company expects to make in early 2026.

Table of Content
While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism" consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification") under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM"); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment") in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Company and the Government of Madagascar are currently pursuing option (b) by working towards an LGIM Amendment and to have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law. The Company currently expects that the LGIM Amendment process could be completed in Q2 2025 with the Project Certification and Investment Agreement, if required, approval by the end of Q3 2025. In parallel, the Company and the Government of Madagascar are working through the process for having Monazite added to the Toliara Project’s mining permit. There can be no assurance as to the timing of achieving sufficient legal and fiscal stability or the timing for approval of the addition of Monazite to the mining permit. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project. (see “Part I, Item 2. The Toliara Project”)

Base Resources also owns the Kwale Project in Kenya, which completed its mine life in December 2024 and has commenced reclamation activities.
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed the JV Agreements with Astron, creating the Donald Project JV to jointly develop and operate the Donald Project in Australia, which is a well-known HMS and REE deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has most licenses and permits in place (or at an advanced stage of completion) for ilmenite, rutile and zircon production and is in the process of updating those licenses to also include the production of monazite. The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $114 million at the December 31, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company would issue Common Shares to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares were issued on September 24, 2024 and the remainder would be issued upon a positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the September 24, 2024 share issuance and for funds invested in the Donald Project to that date. As of December 31, 2024, the Company has a total 4.49% interest for total funds of $12.9 million invested in the Donald Project to date. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 95.51% interest. See Note 3 – Transactions for further information.
REE Separation Circuits at the Mill
The Company continues to make progress at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company produced a mixed RE Carbonate from monazite sands at the Mill between 2021 and 2024. Energy Fuels recently completed Phase 1 REE Separation circuit, which is now capable of producing commercial quantities of separated NdPr (the Company produced 38 tonnes of high-purity NdPr during commissioning). The Company is also planning its Phase 2 REE separation circuit to increase NdPr separation capacity and to install the capacity to produce separated dysprosium (Dy), terbium (Tb) and to install a dedicated crack-and-leach circuit to enable the simultaneous production of both uranium and REEs. The Company is focused on using monazite feedstock at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs, along with uses in other clean energy and defense technologies. The uranium contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits.
In 2022, the Company began development of its Phase 1 REE separation circuit at the Mill, which was completed in late Q1-2024, fully commissioned in Q2-2024 with the initial run completed in Q3-2024. The Phase 1 REE separation circuit involved modifications and enhancements to the existing SX circuits at the Mill and has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth

Table of Content
oxides (“TREO”), containing approximately 850 to 1,000 tonnes of separated NdPr per year. Because Energy Fuels utilized existing infrastructure at the Mill, Phase 1 capital including commissioning totaled approximately $19 million (depending on the offset value of NdPr production during the commissioning process, which has yet to be sold). This was favorable to our initial budget by approximately $6 million due to higher than expected quantities of NdPr produced during commissioning.
Prior to commissioning of the Phase 1 REE separation circuit, the Mill produced a mixed RE Carbonate that contained all the rare earth elements (light and heavy REEs). With the commissioning of the Phase 1 REE separation circuit, the Mill produces separated NdPr and an Sm+ mixed RE Carbonate that contains only the heavy REEs (including Dy and Tb). The Sm+ mixed RE Carbonate can be sold on the market to other facilities to separate the heavy REEs or stockpiled at the Mill for separation of the heavies upon completion of the Phase 2 REE separation facility. With the Commissioning of the Phase 1 REE separation facility and the planned development of the Phase 2 REE separation facility, the Company does not intend to continue production of a mixed RE Carbonate that contains both light and heavy REEs.
The Phase 2 REE separation facility, Energy Fuels is expected to expand its NdPr separation capabilities at the Mill, with an expected capacity to process approximately 40,000 to 60,000 tonnes of monazite per year, containing approximately 20,000 to 30,000 tonnes of TREO, containing approximately 4,000 to 6,000 tonnes of NdPr per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2, prior to construction of the expanded NdPr separation capabilities. During Phase 3, Energy Fuels expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy, Tb, and potentially other separated REE’s and advanced materials. The Company will also evaluate the potential to produce lanthanum (La) and cerium (Ce) products, along with potentially other REE products. The Company expects to complete Phase 2 in 2028, subject to licensing, financing, and receipt of sufficient monazite feed.
In addition to the acquisition of Base Resources and the Donald Project JV with Astron described above, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is a well-known HMS deposit that the Company believes has the potential to supply 3,000 – 10,000 tonnes of natural monazite per year to the Mill for decades for processing into high-purity REE oxides. 3,000 – 10,000 tonnes of monazite contains approximately 1,500 – 5,000 tonnes of TREO, including 300 – 1,000 tonnes of NdPr and significant commercial quantities of Dy and Tb. While Energy Fuels’ primary interest in acquiring the Bahia Project is the REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile and zircon minerals that are also in high demand.
The acquisition of the Toliara and Bahia Projects, and the Donald Project JV, are a part of the Company’s efforts to build a large and diverse book of monazite supply for its rapidly advancing REE processing business, supplemented by third-party purchases (Chemours).
Recovering Medical Isotopes for Advanced Cancer Therapies
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of Ra-226 and Ra-228 from uranium process streams. This strategic acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment. See Note 3 – Transactions for more information.
Between July 2021 and the Company’s acquisition in August 2024, Energy Fuels and RadTran worked under a Strategic Alliance Agreement to evaluate the feasibility of recovering Ra-226 and Ra-228 from existing uranium process streams at the Mill. Recovered Ra-226 and Ra-228 would be made available to the pharmaceutical industry and others to enable the production of Ac-225, Pb-212 and potentially other leading medically attractive TAT isotopes. These isotopes are critical components in the development of targeted alpha therapies, which offer promising new treatments for various cancers. The global shortage of Ra-226 and Ra-228 currently presents a significant barrier to the advancement and commercialization of these therapies.
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

Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently completing engineering on its R&D pilot facility for Ra-226 production. During 2025, Energy Fuels plans to set

Table of Content
up the first stages of the pilot facility and expects to produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 and potentially Ra-228 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals and project financing. The Company’s current R&D activities are being conducted using existing Mill facilities without the need for capital improvements of any significance. Capital development for future commercial production capabilities, upon successful production at the R&D level, would be expected to be supported by future offtake agreements for radium production.

There can be no assurances as to the success of this program. There are still a number of risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; project financing will be available on suitable terms, and the cancer treatment therapeutics will receive the required approvals and will be commercially successful.

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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of the December 31, 2024, the Foundation has awarded 30 grants totaling $0.64 million, of which $0.25 million was committed to American Indian initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale. The Company expects to see improved economies of scale when throughput rates are increased and optimized in the expected 2027-2028 time frame, assuming completion of development of the Donald Project and/or Toliara Project and the provision of a steady stream of monazite to the Mill at that time. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent activity in uranium markets, which could result in the Company selling inventories and future production at increased prices and/or signing additional contracts with nuclear utilities for the long-term supply of uranium; (ii) U.S. government laws and programs, including the recent ban on Russian uranium imports and efforts to restore domestic nuclear fuel capabilities, which could result in improved uranium sales prices; (iii) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Continued Efforts to Minimize Costs
Although the Company is pursuing two new initiatives - its HMS/REE and TAT radioisotope initiatives - in addition to its existing uranium and vanadium lines of business, which will require the Company to grow certain of its operations, the Company will continue to seek ways to minimize the costs of all its operations where feasible while maintaining its critical capabilities, manpower and properties.

Table of Content
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Year Ended December 31,		Increase	Percent
	2024	2023	(Decrease)	Change
Revenues	$78,114	$37,928	40,186	106%
Operating costs and expenses:
Costs applicable to revenues	55,918	18,181	37,737	208%
Exploration, development and processing	14,179	15,531	(1,352)	(9)%
Standby	6,520	7,476	(956)	(13)%
Accretion of asset retirement obligations	2,068	1,192	876	73%
Selling, general and administration (excluding share-based compensation)	31,187	23,290	7,897	34%
Share-based compensation	5,414	4,625	789	17%
Transactions and integration related costs	10,343	—	10,343	*
Total operating costs and expenses	125,629	70,295	55,334	79%
Operating loss	(47,515)	(32,367)	(15,148)	47%
Other income (expense):
Gain on sale of assets	74	119,257	(119,183)	*
Equity in loss of unconsolidated affiliate	(175)	—	(175)	*
Other income (loss)	(597)	13,142	(13,739)	*
Total other income (expense)	(698)	132,399	(133,097)	*
Income (loss) before income taxes	(48,213)	100,032	(148,245)	*
Income tax benefit (expense)	372	(276)	648	*
Net income (loss)	(47,841)	99,756	(147,597)	*

Basic net income (loss) per common share	$(0.28)	$0.63	$(0.91)	*
Diluted net income (loss) per common share	$(0.28)	$0.62	$(0.90)	*
*Not meaningful.
For the year ended December 31, 2024, we incurred a net loss of $47.84 million or $0.28 per share compared to net income of $99.76 million or $0.63 per share for the year ended December 31, 2023. The change between periods was primarily due to a gain of $119.27 million related to the sale of our Alta Mesa ISR Project in February 2023 while during the year ended December 31, 2024, we incurred a net loss primarily due to transactions and integration related costs for direct legal, advisory and accounting fees for the acquisition of Base Resources and formation of the Donald Project JV of $10.34 million, partially offset by an increase in revenues.

Revenues
Revenues increased by $40.18 million to $78.11 million for the year ended December 31, 2024, from $37.93 million for the year ended December 31, 2023 primarily due to HMS revenues following the acquisition of Base Resources and higher uranium revenues between periods driven by higher realized sales prices.
Costs Applicable to Revenues
Costs applicable to revenue increased $37.74 million to $55.92 million for the year ended December 31, 2024, from $18.18 million for the year ended December 31, 2023 primarily due to cost applicable to HMS revenues incurred following the acquisition of Base Resources in 2024 as well as higher costs applicable to uranium revenue between periods due to uranium purchased during 2023.

Table of Content
Other Operating Costs and Expenses
Exploration, development and processing
Exploration, development and processing costs decreased by $1.35 million to $14.18 million for the year ended December 31, 2024 from $15.53 million for the year ended December 31, 2023 primarily due to the RE Carbonate production program at the Mill during the year ended December 31, 2023, which included net realizable value adjustments to RE Carbonate inventory during that period, partially offset by net realizable value adjustments to vanadium as a result of lower vanadium prices during the year ended December 31, 2024.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of December 31, 2024, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs decreased by $0.96 million to $6.52 million for the year ended December 31, 2024 from $7.48 million for the year ended December 31, 2023 primarily due to the Alta Mesa divestiture on February 14, 2023 and the conversion of the La Sal Complex into development status from standby status during the fourth quarter of 2023 and then to production status the first quarter of 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $7.90 million to $31.19 million for the year ended December 31, 2024 from $23.29 million for the year ended December 31, 2023 primarily due to higher salaries and benefits in connection with additional headcount for legacy Energy Fuels operations and the acquisition of Base Resources.
Share-based compensation
Share-based compensation increased by $0.78 million to $5.41 million for the year ended December 31, 2024 from $4.63 million for the year ended December 31, 2023 primarily due to a higher grant date fair value for the annual 2024 grant of awards as well as additional headcount, which includes awards granted to employees retained from Base Resources, partially offset by the completion of the derived service period for most stock appreciation rights in 2024.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $10.34 million for the year ended December 31, 2024. There were no transactions and integration related costs incurred during the year ended December 31, 2023. See Note 3 – Transactions for more information.
Other Income (Expense)
Gain on sale of assets
For the year ended December 31, 2023, we recognized a gain on sale of assets of $119.26 million related to the sale of our Alta Mesa ISR Project to enCore for total consideration of $120 million consisting of $60 million cash and the $60 million Convertible Note as well as a $2.81 million gain related to the sale of our PFN Assets utilized at Alta Mesa. See Note 7 – Mineral Properties and Property, Plant and Equipment to the consolidated financial statements for more information.
Equity in loss of unconsolidated affiliate
Equity in loss of unconsolidated affiliate was $0.18 million for the year ended December 31, 2024 related to the Company's proportionate share of loss in the Donald Project JV, which was formed in 2024. The Company did not have an investment in unconsolidated affiliate during the year ended December 31, 2023.

Table of Content
Other income (loss)
Other loss, net was $0.60 million, net for the year ended December 31, 2024. Other income, net was $13.14 million for the year ended December 31, 2023. The change between periods was primarily due to market-to-market gains on marketable securities and our Convertible Note during the year ended December 31, 2023, partially offset by realized gains on maturities of marketable securities during the year ended December 31, 2024. See Note 14 – Supplemental Financial Information to the consolidated financial statements for more information.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) HMS and (iii) REE. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the United States. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a byproduct of uranium process streams at the Mill. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Toliara Project and includes the Company's equity method investment in the Donald Project JV. The Company recovers stand-alone ilmenite, rutile and zircon to provide sources of Titanium (“TiO2”) and Zirconium (“ZrO2”). The REE segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. During the year ended December 31, 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill. The Company expects to procure monazite through Company-owned mines like the Toliara Project, Bahia Project, its joint venture interest in the Donald Project and other potential joint ventures or other collaborations, and open market purchases.
The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2024
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Consolidated Total
Revenues
Uranium concentrates	$37,904	$—	$—	$37,904
Heavy mineral sands	—	39,874	—	39,874
Alternate Feed Materials, processing and other	336	—	—	336
Total revenues	$38,240	$39,874	$—	$78,114
Costs applicable to revenues
Costs applicable to uranium concentrates	$16,580	$—	$—	$16,580
Costs applicable to heavy mineral sands	—	39,338	—	39,338
Total costs applicable to revenues	$16,580	$39,338	$—	$55,918

Table of Content

	Year Ended December 31, 2023
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Consolidated Total
Revenues
Uranium concentrates	$33,278	$—	$—	$33,278
Vanadium concentrates	871	—	—	871
RE Carbonate	—	—	2,848	2,848
Alternate Feed Materials, processing and other	931	—	—	931
Total revenues	$35,080	$—	$2,848	$37,928
Costs applicable to revenues
Costs applicable to uranium concentrates	$15,318	$—	$—	$15,318
Costs applicable to vanadium concentrates	551	—	—	551
Costs applicable to RE Carbonate	—	—	2,312	2,312
Total costs applicable to revenues	$15,869	$—	$2,312	$18,181
The following table sets forth selected operating data and financial metrics:

	Years Ended December 31,		Increase	Percent
	2024	2023	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	450,000	560,000	(110,000)	(20)%
Vanadium concentrates (lbs.)	—	79,344	(79,344)	*
RE Carbonate (kgs.)	—	153,353	(153,353)	*
Heavy mineral sands (tonnes)	68,308	—	68,308	*

Realized sales price
Uranium concentrates ($/lb.)	84.23	59.42	24.81	42%
Vanadium concentrates ($/lb.)	—	10.98	(10.98)	*
RE Carbonate ($/kg.)	—	18.57	(18.57)	*
Heavy mineral sands ($/tonne)	584	—	584	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	36.84	27.35	9.49	35%
Vanadium concentrates ($/lb.)	—	6.94	(6.94)	*
RE Carbonate ($/kg.)	—	15.08	(15.08)	*
Heavy mineral sands ($/tonne)	576	—	576	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $4.62 million to $37.90 million for the year ended December 31, 2024 from $33.28 million for the year ended December 31, 2023 primarily due to higher realized sales prices, partially offset by lower volumes sold between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period sales volumes sold) accounted for an approximate $11.16 million increase in between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $6.54 million decrease in revenue between periods.

Table of Content
Vanadium concentrates
Revenues from vanadium concentrates were $0.87 million for the year ended December 31, 2023 due to the completed sale of 79,344 pounds at a realized sales price of $10.98 per pound. There were no sales of vanadium concentrates for the year ended December 31, 2024.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $0.59 million to $0.34 million for the year ended December 31, 2024 from $0.93 million for the year ended December 31, 2023 primarily due to fewer services provided to IsoEnergy, as successor in interest to CUR, under our mine operating agreement with CUR.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $1.26 million to $16.58 million for the year ended December 31, 2024 from $15.32 million for year ended December 31, 2023 primarily due to higher weighted average costs per pound partially offset by lower volumes sold between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $4.27 million increase in costs between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $3.01 million decrease in costs between periods.
Costs applicable to vanadium concentrates
Costs applicable to vanadium concentrates were $0.55 million for the year ended December 31, 2023 due to the completed sale of 79,344 pounds at a weighted average cost of $6.94 per pound. There were no costs applicable to vanadium concentrates for the year ended December 31, 2024.
Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS were $39.87 million for the year ended December 31, 2024 due to the acquisition of Base Resources. There were no revenues from HMS for the year ended December 31, 2023. See Note 3 – Transactions to the consolidated financial statements for more information.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS were $39.34 million for the year ended December 31, 2024 due to the acquisition of Base Resources. There were no costs applicable to HMS the year ended December 31, 2023. See Note 3 – Transactions to the consolidated financial statements for more information.
Rare Earth Element Segment Results
Revenues
RE Carbonate
Revenues from RE Carbonate were $2.85 million for the year ended December 31, 2023 due to the completed sales of 153,353 kilograms at a realized sales price of $18.57 per kilogram. There were no revenues from RE Carbonate for the year ended December 31, 2024.
Costs Applicable to Revenues
Costs applicable to RE Carbonate

Table of Content
Costs applicable to RE Carbonate were $2.31 million for the year ended December 31, 2023 due to the completed sales of 153,353 kilograms at a weighted-average cost of $15.08 per kilogram. There were no costs applicable to RE Carbonate for the year ended December 31, 2024.
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Refer to "Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion on the consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. Due to the reevaluation of its segments as of December 31, 2024, the Company has set forth below its operating results for its reportable segments.
The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2023
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Consolidated Total
Revenues
Uranium concentrates	$33,278	$—	$—	$33,278
Vanadium concentrates	871	—	—	871
RE Carbonate	—	—	2,848	2,848
Alternate Feed Materials, processing and other	931	—	—	931
Total revenues	$35,080	$—	$2,848	$37,928
Costs applicable to revenues
Costs applicable to uranium concentrates	$15,318	$—	$—	$15,318
Costs applicable to vanadium concentrates	551	—	—	551
Costs applicable to RE Carbonate	—	—	2,312	2,312
Total costs applicable to revenues	$15,869	$—	$2,312	$18,181

	Year Ended December 31, 2022
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Consolidated Total
Revenues
Vanadium concentrates	$8,778	$—	$—	$8,778
RE Carbonate	—	—	2,122	2,122
Alternate Feed Materials, processing and other	1,615	—	—	1,615
Total revenues	$10,393	$—	$2,122	$12,515
Costs applicable to revenues
Costs applicable to vanadium concentrates	$3,769	$—	$—	$3,769
Costs applicable to RE Carbonate	—	—	1,317	1,317
Underutilized capacity production costs applicable to RE Carbonate	—	—	2,758	2,758
Total costs applicable to revenues	$3,769	$—	$4,075	$7,844

Table of Content
The following table sets forth selected operating data and financial metrics:

	Years Ended December 31,		Increase	Percent
	2023	2022	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	560,000	—	560,000	*
Vanadium concentrates (lbs.)	79,344	641,928	(562,584)	*
RE Carbonate (kgs.)	153,353	88,860	64,493	73%

Realized sales price
Uranium concentrates ($/lb.)	59.42	—	59.42	*
Vanadium concentrates ($/lb.)	10.98	13.67	(2.69)	(20)%
RE Carbonate ($/kg.)	18.57	23.88	(5.31)	(22)%

Costs applicable to revenues
Uranium concentrates ($/lb.)	27.35	—	27.35	*
Vanadium concentrates ($/lb.)	6.94	5.87	1.07	18%
RE Carbonate ($/kg.)	15.08	14.82	0.26	2%
*Not meaningful.
Uranium Segment Results
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
Alternate feed materials
Revenues from Alternate Feed Materials, processing and other decreased by $0.69 million to $0.93 million for the year ended December 31, 2023 from $1.62 million for the year ended December 31, 2022 primarily due to lower Alternate Feed Materials received and processed between periods.
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

Table of Content
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
Heavy Mineral Sand Segment Results
There were no revenues or cost of sales attributable to the HMS segment for the years ended December 31, 2023 and 2022.
Rare Earth Element Segment Results
Revenues
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
Costs Applicable to Revenues
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
Underutilized capacity production costs applicable to RE Carbonate
Underutilized capacity production costs applicable to RE Carbonate were $2.76 million for the year ended December 31, 2022 due to low throughput rates as the Mill ramped up to commercial-scale production of RE Carbonate. The Mill expects to increase its throughput rates as its supplies of monazite sands increase. There were no underutilized production capacity costs applicable to RE Carbonate for the year ended December 31, 2023.
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

Table of Content
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed a Prospectus Supplement with the SEC to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the year ended December 31, 2024, we issued 2,612,733 shares for net proceeds of $16.62 million under our ATM. See Note 10 – Capital Stock to the consolidated financial statements for more information.
Working Capital and Future Requirements for Funds
As of December 31, 2024, the Company had working capital of $170.90 million, including $38.60 million in cash and cash equivalents, $80.85 million in marketable securities, $37.76 million in trade and other receivables, approximately 393,000 pounds of uranium finished goods inventory, approximately 905,000 pounds of vanadium finished goods inventory, approximately 11,422 tons of ilmenite finished goods inventory, approximately 7,043 tons of rutile finished goods inventory and approximately 1,255 tons of zircon finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	(43,973)	(15,409)
Net cash used in investing activities	(13,297)	(23,853)
Net cash provided by financing activities	15,587	30,415
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,742)	12
Plus: net cash and restricted cash acquired from business combination	27,006	—
Plus: release of restricted cash related to sale of assets	—	3,590
Net change in cash, cash equivalents and restricted cash	(16,419)	(5,245)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$58,605	$75,024
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net cash used in operating activities
Net cash used in operating activities increased by $28.56 million to $43.97 million for the year ended December 31, 2024 from $15.41 million for the year ended December 31, 2023 primarily due to the acquisition of Base Resources, which resulted in losses incurred by the Company related to HMS operations of $15.10 million as well as transaction and integration related costs of $10.34 million related to the transactions during the period.
Net cash used in investing activities
Net cash used in investing activities decreased by $10.55 million to $13.30 million for the year ended December 31, 2024 from $23.85 million for the year ended December 31, 2023 primarily due to: (i) $6.74 million higher capital expenditures for property, plant and equipment between periods as most materials for the “Phase 1” SX circuits was purchased in 2023; (ii) increased maturities of marketable securities of $203.92 million; (iii) cash contributions to the Donald Project JV of $12.90 million; and (iv) paid $16.83 million of contingent consideration acquired from Base Resources related to the Toliara Project that was due within 14 days following a change in control, partially offset by: (a) $22.06 million lower additions to mineral properties due to the acquisition of the Bahia Project in 2023; (b) increased purchases of marketable securities of $62.83

Table of Content
million; and (c) proceeds from convertible note redemptions totaled $60.89 million in 2023. See Note 7 – Mineral Properties and Property, Plant and Equipment and Note 16 – Fair Value Accounting for more information.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $14.83 million to $15.59 million for the year ended December 31, 2024 from $30.42 million for the year ended December 31, 2023 primarily due to decreased net proceeds of $15.19 million for the issuance of Common Shares for cash under the ATM between periods.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Refer to “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion on cash and cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024.

	Year Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease obligations	$931	$744	$557	$389	$—	$—	$2,621
Undiscounted decommissioning liabilities	23,425	4,182	3,760	2,536	2,665	37,705	74,273
Total contractual obligations	$24,356	$4,926	$4,317	$2,925	$2,665	$37,705	$76,894

The Company entered into commitments with federal and state agencies and private individuals to lease surface and mineral rights. These leases are primarily renewable annually and are expected to total $1.84 million for the year ended December 31, 2024.
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
Significant estimates made by management include:
a.      Production Stage
The Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from its operations and has established Proven Mineral Reserves or Probable Mineral Reserves, as defined under SEC S-K 1300, at each of its Sheep Mountain and Pinyon Plain Projects. As a result, the Company is “Production Stage Issuer” as defined by S-K 1300, as it is engaged in the material extraction of mineral reserves on at least one material property December 31, 2024.
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
b.      Resource and reserve estimates utilized
The Company utilizes estimates of its Mineral Resources and Mineral Reserves based on information compiled by Qualified Persons, as defined by S-K 1300. Geological information relating to the size, depth and shape of the deposits requires complex

Table of Content
geological judgments to interpret. The estimation of future cash flows related to Mineral Resources and Mineral Reserves is based upon a number of factors, such as estimates of future uranium prices, future construction and operating costs and geological assumptions and judgments made in estimating the size and grade of the Mineral Resource or Mineral Reserve. Changes in the Mineral Resource and Mineral Reserve estimates may impact the carrying value of mining and recovery assets, reclamation and remediation obligations and depreciation and impairment.
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
d.      Impairment testing of mining and recovery assets
We undertake a review of the carrying values of our mining and recovery assets whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and undiscounted net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. In undertaking this review, we are required to make significant estimates of, among other things, future production and sale volumes, forecasted commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may ultimately have an impact on the expected recoverability of the carrying values of mining and recovery assets. We have not recorded an impairment loss related to our mining and recovery assets for the years ended December 31, 2024, 2023 and 2022.
e.     Asset retirement obligations

Table of Content
Asset retirement obligations are recorded as a liability when an asset that will require reclamation and remediation is initially acquired. For disturbances created on a property owned that will require future reclamation and remediation, we record asset retirement obligations for such disturbance when occurred. We have accrued our best estimate of the cost to decommission our mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of our decommissioning liability could differ from the amounts provided. The estimate of our obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning our operations becomes available. We are not able to determine the impact on the Company's financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at our estimated credit-adjusted risk-free rate based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the credit-adjusted risk-free rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, HMC, HMS products and REEs. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium, REEs, HMC and HMS products recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, separated NdPr, REE oxides or other REE products or HMC at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, and restricted cash. The Company does not use derivatives to manage interest rate risk. Our interest income is earned in U.S. dollars and is not subject to currency risk.
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in Canadian dollars, Australian dollars, Kenyan Shillings, Malagasy Ariary and Brazilian Real, resulting in a low currency risk relative to our cash and cash equivalent balances. We also hold equity marketable securities in Canadian dollars.
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of December 31, 2024:

Cash and cash equivalents	$5,072

Table of Content
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of December 31, 2024 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date.

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S.dollar / major foreign currency	$51
Weakening net earnings	-1% change in U.S.dollar / major foreign currency	$(51)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of December 31, 2024, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents and trade and note receivables.

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Energy Fuels Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Base Resources Limited during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Base Resources Limited’s internal control over financial reporting associated with 41% of total assets and 51% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Base Resources Limited.
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

Table of Content
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Asset retirement obligation costs
As discussed in Note 9 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $44.1 million as of December 31, 2024, which included additions of $34.2 million of ARO assumed from Base Resources Limited upon acquisition. The estimate of future costs involves a number of estimates relating to timing, planned decommissioning activities, and review of potential methods and technical advancements.
We identified the evaluation of the future costs for decommissioning activities as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s determination of decommissioning activities and their related costs to satisfy ARO. In addition, the ARO was sensitive to minor changes to significant assumptions, such as decommissioning cost.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s ARO process, including certain controls related to the estimation of decommissioning costs. We tested the determination of the planned decommissioning activities used in the estimate by inquiring of management, inspecting minutes of the board of directors, and reviewing underlying documentation. We involved environmental professionals with specialized skills and knowledge, who assisted in evaluating the Company’s planned remediation activities for certain sites and changes in the liability and assumptions from those used in the prior period including comparing the Company’s planned remediation activities to those communicated to regulatory authorities.
Fair value of mineral properties in the Base Resources Limited acquisition
As discussed in Note 3, on October 2, 2024, the Company completed the acquisition of Base Resources Limited for total consideration of approximately $178.44 million. The Company accounted for the Base Resources Limited acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, which included mineral properties that were fair valued using a discounted cash flow method. This involved the use of key inputs and assumptions such as future commodity prices and a discount rate.
We identified the evaluation of the estimated fair value of mineral properties acquired in the Base Resources Limited acquisition as a critical audit matter. A high degree of subjective auditor judgment

Table of Content
and specialized skills and knowledge were required to evaluate the future commodity prices and discount rate assumptions used to value the mineral properties. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the mineral properties.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine the acquisition-date fair value of these mineral properties, including the determination of the future commodity prices and discount rate assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the future commodity prices used by the Company by comparing them to a range of consensus price estimates from analyst forecasts,
•developing a range of independent estimates for the discount rate and comparing such range to the discount rate selected by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
February 26, 2025

Table of Content
ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues (Note 17)	$78,114	$37,928	$12,515
Operating costs and expenses:
Costs applicable to revenues	55,918	18,181	7,844
Exploration, development and processing	14,179	15,531	9,346
Standby	6,520	7,476	13,221
Accretion of asset retirement obligations	2,068	1,192	1,556
Selling, general and administration	36,601	27,915	25,486
Transactions and integration related costs	10,343	—	—
Total operating costs and expenses	125,629	70,295	57,453
Operating loss	(47,515)	(32,367)	(44,938)
Other income (expense):
Gain on sale of assets (Note 7)	74	119,257	366
Equity loss of unconsolidated affiliates	(175)	—	—
Other income (loss) (Note 14)	(597)	13,142	(15,372)
Total other income (expense)	(698)	132,399	(15,006)
Income (loss) before income taxes	(48,213)	100,032	(59,944)
Income tax benefit (expense)	372	(276)	—
Net income (loss)	(47,841)	99,756	(59,944)
Net loss attributable to non-controlling interests	(76)	(106)	(95)
Net income (loss) attributable to Energy Fuels Inc.	$(47,765)	$99,862	$(59,849)

Basic net income (loss) per common share (Note 11)	$(0.28)	$0.63	$(0.38)
Diluted net income (loss) per common share (Note 11)	$(0.28)	$0.62	$(0.38)

Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	$(4,126)	$—	$(3,889)
Other comprehensive loss	(4,126)	—	(3,889)
Comprehensive income (loss)	(51,967)	99,756	(63,833)
Comprehensive loss attributable to non-controlling interests	(76)	(106)	(95)
Comprehensive income (loss) attributable to Energy Fuels Inc.	$(51,891)	$99,862	$(63,738)
See accompanying notes to the consolidated financial statements.

Table of Content
ENERGY FUELS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars, except share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$38,603	$57,445
Marketable securities (Notes 4 and 16)	80,854	133,044
Trade and other receivables, net of allowance for credit losses of none and $223, as of December 31, 2024 and 2023, respectively (Note 5)	37,763	816
Inventories (Note 6)	66,504	38,868
Prepaid expenses and other current assets	6,463	2,522
Total current assets	230,187	232,695
Mineral properties, net (Note 7)	278,330	119,581
Property, plant and equipment, net (Note 7)	55,187	26,123
Inventories (Note 6)	—	1,852
Investments (Note 8)	15,890	1,356
Intellectual property, net (Note 3)	4,767	—
Restricted cash (Note 9)	20,002	17,579
Other assets	7,606	2,753
Total assets	$611,969	$401,939

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$32,228	$10,161
Asset retirement obligations (Note 9)	24,604	—
Contingent consideration (Note 3)	1,764	—
Other liabilities	693	199
Total current liabilities	59,289	10,360
Asset retirement obligations (Note 9)	19,513	10,922
Deferred revenue	—	332
Other liabilities	1,490	1,120
Total liabilities	80,292	22,734
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 198,666,994 and 162,659,155 as of December 31, 2024 and 2023, respectively	937,889	733,450
Accumulated deficit	(404,023)	(356,258)
Accumulated other comprehensive loss	(6,072)	(1,946)
Total shareholders' equity	527,794	375,246
Non-controlling interests	3,883	3,959
Total equity	531,677	379,205
Total liabilities and equity	$611,969	$401,939

Commitments and contingencies (Note 15)
See accompanying notes to the consolidated financial statements.

Table of Content
ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	156,262,199	$685,903	$(396,271)	$1,943	$291,575	$3,951	$295,526
Net loss	—	—	(59,849)	—	(59,849)	(95)	(59,944)
Other comprehensive income	—	—	—	(3,889)	(3,889)	—	(3,889)
Shares issued for cash by at-the-market offering	769,779	8,068	—	—	8,068	—	8,068
Share issuance cost	—	(182)	—	—	(182)	—	(182)
Share-based compensation	—	4,641	—	—	4,641	—	4,641
Shares issued for exercise of stock options	256,314	753	—	—	753	—	753
Shares issued for the vesting of restricted stock units	362,350	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(884)	—	—	(884)	—	(884)
Shares issued for consulting services	28,254	205	—	—	205	—	205
Shares issued for exercise of stock appreciation rights	3,635	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(11)	—	—	(11)	—	(11)
Contributions attributable to non-controlling interest	—	—	—	—	—	126	126
Balance as of December 31, 2022	157,682,531	698,493	(456,120)	(1,946)	240,427	3,982	244,409
Net income (loss)	—	—	99,862	—	99,862	(106)	99,756
Share-based compensation	—	4,625	—	—	4,625	—	4,625
Shares issued for the vesting of restricted stock units	312,662	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Shares issued for exercise of stock options	207,866	718	—	—	718	—	718
Shares issued for exercise of stock options from consulting services	140,672	252	—	—	252	—	252
Shares issued for exercise of stock appreciation rights	267,592	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(1,533)	—	—	(1,533)	—	(1,533)
Shares issued for cash by at-the-market offering	4,047,832	32,545	—	—	32,545	—	32,545
Share issuance cost	—	(732)	—	—	(732)	—	(732)
Contributions attributable to non-controlling interest	—	—	—	—	—	83	83
Balance as of December 31, 2023	162,659,155	733,450	(356,258)	(1,946)	375,246	3,959	379,205
Net loss	—	—	(47,765)	—	(47,765)	(76)	(47,841)
Other comprehensive loss	—	—	—	(4,126)	(4,126)	—	(4,126)
Share-based compensation	—	5,414	—	—	5,414	—	5,414
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Shares issued for exercise of stock options	122,236	357	—	—	357	—	357
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for cash by at-the-market offering	2,612,733	17,045	—	—	17,045	—	17,045
Share issuance cost	—	(426)	—	—	(426)	—	(426)
Shares issued for acquisition of Base Resources	31,920,983	178,438	—	—	178,438	—	178,438
Shares issued for acquisition of intangible assets	321,197	1,500	—	—	1,500	—	1,500
Shares issued for joint venture interests	686,974	3,500	—	—	3,500	—	3,500
Balance as of December 31, 2024	198,666,994	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
See accompanying notes to the consolidated financial statements.

Table of Content
ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(47,841)	$99,756	$(59,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	3,127	2,751	3,269
Share-based compensation	5,414	4,625	4,641
Accretion of asset retirement obligations	2,068	1,192	1,556
Settlement of asset retirement obligations	(3,206)	—	—
Unrealized foreign exchange gain	(223)	(431)	(2,080)
Unrealized gain (loss) on investments	—	(15,472)	16,808
Realized gain on investments	—	10,491	—
Realized gain on marketable securities	(2,310)	(1,141)	—
Gain on sale of assets	(74)	(119,257)	(366)
Realized gain on convertible note redemptions and sale	—	(1,430)	—
Equity in loss of unconsolidated affiliates	175	—	—
Other, net	71	84	(93)
Changes in current assets and liabilities:
Marketable securities	8,989	530	456
Inventories	13,038	(100)	(8,571)
Trade and other receivables	(16,814)	(237)	1,837
Prepaid expenses and other current assets	(3,130)	423	(8,886)
Accounts payable and accrued liabilities	(3,257)	2,807	1,671
Net cash used in operating activities	(43,973)	(15,409)	(49,702)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(22,174)	(15,437)	(1,996)
Additions to mineral properties	(7,209)	(29,273)	—
Purchase of intangible assets	(1,639)	—	—
Purchases of marketable securities	(237,450)	(174,622)	(11,435)
Maturities of marketable securities	282,960	79,041	—
Purchase of investments	(11,029)	(1,324)	—
Deposits for assets held for sale	—	—	6,000
Proceeds from sale of assets	74	56,875	366
Payment for contingent consideration acquired	(16,830)	—	—
Proceeds from convertible note redemptions and sale, net	—	60,887	—
Net cash used in investing activities	(13,297)	(23,853)	(7,065)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	16,619	31,813	7,886
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(837)	(918)	(884)
Cash received from exercise of stock options	357	970	753
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(552)	(1,533)	(11)
Cash received from non-controlling interest	—	83	126
Net cash provided by financing activities	15,587	30,415	7,870
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,742)	12	(66)
Plus: net cash and restricted cash acquired from business combination	27,006	—	—
Less: restricted cash related to assets held for sale	—	—	(3,590)
Plus: release of restricted cash related to sale of assets	—	3,590	—
Net change in cash, cash equivalents and restricted cash	(16,419)	(5,245)	(52,553)
Cash, cash equivalents and restricted cash, beginning of period	75,024	80,269	132,822
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$58,605	$75,024	$80,269

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,885	$—	$—
Cash paid for interest	$200	$186	$25
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$146	$701	$(161)

Non-cash investing and financing transactions:
Shares issued for acquisition of Base Resources	$178,438	$—	$—
Shares issued for joint venture interest	$3,500	$—	$—
Shares issued for acquisition of intangible assets	$1,500	$—	$—
Contingent consideration for acquisition of intangible assets	$1,690	$—	$—
Shares issued for consulting services	$—	$—	$205
Acquisition of convertible note	$—	$59,457	$—
See accompanying notes to the consolidated financial statements.

Table of Content
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
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Project. See Note 3 – Transactions
On October 2, 2024, the Company acquired Base Resources Limited increasing its portfolio of other HMS/monazite/REE projects around the world (see Note 3 – Transactions).
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
Energy Fuels produces both uranium and REEs. Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Concurrently, the Company's recycling program (which includes processing Alternate Feed Materials, recycling tailings solutions and performing other activities for the recovery of uranium, vanadium and potentially other metals and radionuclides) works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. Through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer-fighting therapeutics.
As of December 31, 2024, the Company is a “production stage issuer” as defined by S-K 1300, as it is engaged in the material extraction of mineral reserves on at least one material property.

Table of Content
Mining Activities
The Company's mining activities consist of the Mill, multiple conventional mining projects and an ISR mining project (complete with an ISR recovery facility on standby). The conventional mining projects are located on the Colorado Plateau, including the Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects, all of which are in the vicinity of the Mill, as well as the Sheep Mountain Project located in Wyoming and the Bahia Project (defined in Note 7 – Mineral Properties and Property, Plant and Equipment) located in Brazil. The Company's Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of December 31, 2024, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Pinyon Plain, Nichols Ranch and Bahia Projects. Other conventional mining projects in the vicinity of the Mill, as well as the Sheep Mountain Project are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for its own processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting therapeutics initiatives.
On October 2, 2024, the Company acquired the Kwale HMS Project in Kenya and the Toliara HMS Project in Madagascar as part of its acquisition of Base Resources on October 2, 2024. See Note 3 – Transactions for more information.
On June 3, 2024, the Company created the Donald Project JV with Astron to jointly develop the Donald Project. See Note 3 – Transactions for more information.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars (“USD”), except for share and per share amounts unless otherwise noted.
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
The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future prices of uranium, HMS and REE as well as estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; marketable securities; and share-based compensation expense. Actual results may differ significantly from these estimates.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company together with subsidiaries controlled by the Company. Intercompany transactions, balances and unrealized gains and losses on transactions between the Company and its subsidiaries are eliminated.
Segment Information
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer. In October 2024, the Company reassessed and revised its operating strategies following the acquisition of Base Resources. Following this acquisition, the Company determined that its reportable segments were based on uranium, HMS and REE. The CODM primarily uses operating income (loss) and net income (loss) to evaluate the performance of the Company's reportable segments.

Table of Content
Business Combination and Asset Acquisition Accounting
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction should be accounted for as an asset acquisition or business combination.
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.
When an acquisition is accounted for as a business combination, the Company recognizes and measures the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration in excess of the aggregate fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. The Company engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using discrete financial forecasts, long-term growth rates, appropriate discount rates and expected future capital requirements. The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. The fair value of property, plant and mine development is estimated to include the fair value of asset retirement costs of related long-lived tangible assets. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to mineral properties if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the period the adjustment arises.
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
Costs incurred before the establishment of proven and probable reserves are expensed and classified as development expense. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies in the development stage having multiple Mineral Reserves.
Extracting and Recovery Activities While in the Production Stage
Production stage mineral interests represent interests in operating properties that contain proven and probable reserves and are depleted using the units-of-production method (“UOP”) over the estimated life of the ore body based on estimated recoverable material to be produced from proven and probable reserves.
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

Table of Content
The expected useful lives used in depletion calculations are determined based on the applicable facts and circumstances, as described above. As judgement is involved in the determination of useful lives, no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depletion calculations.
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
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium, HMS or REE prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level, for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company's estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
No impairment of property, plant and equipment and mineral properties were recorded during the years ended December 31, 2024, 2023 and 2022.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets, depending on the nature of the restriction. See Note 9 – Asset Retirement Obligations and Restricted Cash for more information.
Marketable Securities
Marketable debt securities consist of excess cash invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company classifies and accounts for its marketable debt securities under the fair value option. After consideration of the Company's risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As management views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets under the caption Marketable securities on the Consolidated Balance Sheet. The Company received a secured convertible note (the “Convertible Note”) as partial consideration for the Alta Mesa Transaction (defined in Note 7 – Mineral Properties and Property, Plant and Equipment). The Company elected the fair value option for the Convertible Note, as it had the option of converting the principal due into fully paid and non-assessable common shares of enCore Energy Corp. (“enCore”). During the year ended December 31, 2023, the Convertible Note was partially redeemed and the remaining principal balance was sold. See Note 16 – Fair Value Accounting for more information on the fair value and current status of the Convertible Note. Subsequent to initial recognition, marketable debt securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Table of Content
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of December 31, 2024 and 2023, the Company did not have an allowance for expected credit losses for trade accounts receivable.
Inventories
Inventories are valued at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term prices, less the estimated costs to bring the product to sale. Inventories are comprised of consumables, stockpiles and raw materials, work-in-process inventories and finished goods.
Expenditures related to the extraction and recovery of uranium concentrates and HMS including the depreciation of the acquisition are capitalized to stockpile inventories.
The provision for slow moving consumable store inventory is an estimate based on management judgement which gives consideration to the completion of mining activities in December 2024 and expected usage during the reclamation of the Kwale Project, inventory turnover trends and historical inventory write-offs. The actual amount of inventory write-offs could be higher or lower than the allowance made.
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
Depreciation
Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives less the salvage value of assets. The estimated useful lives of the Company's assets range from 3 to 15 years depending upon the asset type. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations or changes in attitudes or interpretations of such laws and regulations relating to environmental matters, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operates. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that it believes are reasonable. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Salvage values, method of depreciation and useful lives of the assets are reviewed at least annually and any change in estimate is applied prospectively.
The expected useful lives used in depreciation calculations are determined based on the applicable facts and circumstances, as described above. As judgement is involved in the determination of useful lives, no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depreciation calculations.
Non-Operating Assets
Non-operating assets consist of mineral properties and rights, along with data and analyses related to the properties, which are in various stages of evaluation and permitting. Costs to acquire the non-operating assets are capitalized at cost or fair value if such assets were acquired as part of a business combination.
Non-operating assets activities involve the exploration for minerals, the determination of technical feasibility and the assessment of commercial viability of an identified resource. Expenditures incurred in relation to such activities include costs which are directly attributable to researching and analyzing existing exploration data; conducting geological studies, exploratory drilling and sampling; examining and testing extraction and treatment methods; and completing pre-feasibility and feasibility studies. Such expenditures are expensed as incurred.
Mineral properties, that are not held for production, and any related surface access to the minerals generally require periodic payments and/or certain expenditures related to the property in order for the Company to retain its interest in the mineral property (collectively, “Holding Costs”). The Company expenses all Holding Costs in the period they are incurred.

Table of Content
Stand-by Properties
Stand-by properties are mineral properties that have extracted mineral resources in the past but are not operating, but could extract mineral resources in the future. Expenditures related to these properties are primarily related to maintaining the assets and permits in a condition that will allow re-start of the operations or development given appropriate commodity prices. All costs related to stand-by assets are expensed as incurred.
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
Investments Without a Readily Determinable Fair Value
The Company measures equity investments without readily determinable fair values at cost, less any impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. See Note 8 – Investments for more information.
Equity Method Investments
Investments that the Company exercises significant influence over, but does not control, the operating and financial policies of the investee and is not the primary beneficiary, are accounted for using the equity method and are reported in the Investments line on the accompanying Consolidated Balance Sheets. The Company's judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company's ownership interest, representation on the Board of Directors and participation in policy-making decisions of the investee and material intercompany transactions.
Variable Interest Entities
The Company evaluates all legal entities in which it holds an ownership or other pecuniary interest to determine if the entity is a variable interest entity (“VIE”). The Company's interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE's assets. When it is determined that the Company holds an interest in a VIE, the next step is to determine if the Company is the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive

Table of Content
benefits that could potentially be significant to the VIE. The Company consolidates any VIE when it is determined that the Company is the primary beneficiary. Any interests in a VIE that are not consolidated must be disclosed.
Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating the Company's interest in a VIE as the Company uses primarily a qualitative analysis to determine if an entity is a VIE. The Company evaluates the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns. The primarily qualitative analysis is used to determine if the Company is deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group. The Company continually monitors interests in legal entities for changes in the design or activities of an entity and changes in any interests, including the Company's status as the primary beneficiary to determine if the changes require the Company to revise previous conclusions.

Changes in the design or nature of the activities of a VIE, or the Company's involvement with a VIE, may require the Company to reconsider conclusions on the entity’s status as a VIE and/or the Company's status as the primary beneficiary. Such reconsideration requires significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected subsidiary, which would have a significant impact on the consolidated financial statements.
Asset Retirement Obligations
The Company’s asset retirement obligations (“ARO”) relate to expected mine, wellfield, plant and mill reclamation and closure activities, as well as costs associated with reclamation of exploration drilling. These activities are subject to numerous governmental laws and regulations. Estimates of future reclamation liabilities for ARO are recognized in the period when such liabilities are incurred. These estimates are updated on a periodic basis and are subject to changing laws, regulatory requirements, technology and other factors, which will be recognized when appropriate. Liabilities related to site restoration include long-term treatment, monitoring costs and expected costs net of recoveries. Expenditures incurred to dismantle facilities, restore and monitor closed resource properties are charged against the related ARO.
The present value of AROs is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk-free rate of interest, while taking into account an inflation rate. The ARO liability is accreted to full value over time through periodic accretion charges recorded to operations as accretion expense. The Company adjusts the estimate of the ARO for changes in the amount or timing of underlying future cash outflows. The impact of these adjustments to the ARO are expensed as incurred.
Revenue
Uranium Concentrates
The Company's sales of uranium concentrates are derived from contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery. The Company's contracts with major U.S. utilities have terms greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, future quantities are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
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
Heavy Mineral Sands
The Company sells mineral sands products under a range of International Commerical Terms (“Incoterms”). Revenue is recognized at the point in time when effective control of the product is transferred to the customer which is the only performance obligation of the Company. The point at which effective control has transferred to the customer is determined under the Incoterms of each sale. For most of the Company’s sales, where the Incoterms are Free on Board or Cost and Freight, this is when the goods are loaded onto a shipping vessel. Other Incoterms only transfer effective control to the customer once

Table of Content
the products reach their point of destination, at which stage the performance obligation is considered satisfied and the revenue recognized.
The Company measures its revenues from contracts with customers at a price established in the formal agreement with the customer.
In all circumstances, revenue can reliably be measured based on quantities shipped and prices as described above. All costs associated with the sale, most notably the cost of the inventory being shipped, are known at the time of shipment.
After control has transferred to the customer, there are no continuing obligations such as customer right of return or warranties that could impact the recognition of revenues. Once the Group’s sole performance obligation has been met, the Group has the right to invoice the customer and it is therefore probable that future economic benefits will flow to the Group.
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

Table of Content
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
Recently Adopted Accounting Standard
Segment Reporting
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items. The Company adopted this standard prospectively on January 1, 2024 (see Note 19 – Reportable Segments).
Recently Issued Accounting Standards
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

Table of Content
3.    TRANSACTIONS
Acquisition of Base Resources
On October 2, 2024, EFR Australia Pty Ltd (“EFR”), a wholly owned subsidiary of the Company, completed the acquisition of all of the fully paid ordinary shares (the “Transaction”) of Base Resources pursuant to the Scheme Implementation Deed (the “Deed”).
Under the Deed, at closing, each holder of ordinary shares of Base Resources received consideration of (i) 0.0260 Company common shares for each Base Resources share held on the Scheme Record Date (being 5 pm Perth, Australia time on Wednesday, September 18, 2024) (the “Share Consideration”), and (ii) AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was $178.44 million and the total special dividend value was approximately $55.08 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions received the net proceeds from the sale of the Company's common shares by a nominee in lieu of the Share Consideration.
The following table summarizes the acquisition date fair value of the consideration transferred:

Share Consideration	Shares	Per Share	Purchase Consideration
Energy Fuels Inc. common shares exchanged for Base Resources Limited ownership interest	31,920,983	$5.59	$178,438
Total consideration paid			$178,438
Base Resources owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”). In addition to its stand-alone, ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Company believes the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs, hybrid EVs, and a variety of clean energy, defense and advanced technologies, which, upon development, would be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. The Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into a Memorandum of Understanding (the “MOU”) with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The Company is working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate. See Note 15 – Commitments and Contingencies for more information.
Base Resources also owns the Kwale HMS project in Kenya, which completed its mine life in December 2024 and commenced reclamation activities.
In January 2018, Base Resources completed the acquisition of the Toliara Project in Madagascar, with payment of $75.00 million in up-front consideration, for an initial 85% interest. In January 2020, in accordance with the terms of the share sale agreement with World Titane Holdings Limited, the Group acquired the remaining minority interest in the Toliara Project. A further $17.00 million (deferred consideration) is payable on achievement of key milestones, of which $0.17 million was paid prior to closing. A change of control occurred as a result of the Transaction and Base Resources accelerated and paid the remaining $16.83 million of deferred consideration on October 16, 2024.
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. The Transaction has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805.
As of December 31, 2024, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Base Resources is preliminary. As of December 31, 2024, remaining items to finalize the fair value include: deferred tax assets; mineral properties; property, plant and equipment; and other provisions. The purchase price allocation will be subject to further refinements that may result in adjustments to the fair value of assets acquired and liabilities assumed based on the available information at acquisition date. These refinements may result in changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company's measurement period, which is not to exceed one year from the acquisition date.

Table of Content
The following table summarized the purchase price allocation for the Transaction:

October 2, 2024
Assets
Cash and cash equivalents	$26,479
Trade and other receivables	19,429
Inventories(1)	36,100
Prepaid expenses and other current assets	6,097
Total current assets	88,105
Mineral properties(2)	154,074
Property, plant and equipment, net(3)	12,000
Restricted cash	527
Other assets(6)	1,182
Total assets	$255,888

Liabilities
Accounts payable and accrued liabilities(5)	$25,270
Asset retirement obligations(4)	25,700
Contingent consideration	16,830
Other liabilities	490
Total current liabilities	68,290
Asset retirement obligations(4)	8,468
Other liabilities	692
Total liabilities	77,450
Net assets acquired	$178,438
(1) The fair value of stockpile inventories is based on the lower of cost or net realizable value, reduced by a profit allowance.
(2) The fair value of mineral properties is based on applying the income approach plus residual value in accordance with ASC 930.
(3) The fair value of property, plant and equipment is based on applying the cost valuation method.
(4) The fair value of asset retirement obligation is based on applying the income approach.
(5) The fair value of the redundancy provision included within accrued liabilities is based on applying the income approach.
(6) The Company acquired net deferred tax assets of $39.50 million. The Company maintained a full valuation allowance against the net deferred tax assets acquired from Base Resources and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance.

The following unaudited pro forma financial information presents consolidated results assuming the Transaction occurred on January 1, 2023:

	Year Ended December 31,
	2024	2023
Revenue	$157,977	$255,867
Net income (loss) attributable to Energy Fuels Inc.(1)	$(55,271)	$37,976
(1) Includes $9.45 million of transaction and integration costs for the year ended December 31, 2024.
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed the JV Agreements with Astron for the creation of the Donald Project JV to jointly develop and operate the Donald Project. The Donald Project is a well-known HMS and rare earth deposit that the Company believes could provide it with another near-term, large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183 million (approximately $114 million at December 31, 2024 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $12.9

Table of Content
million was invested in 2024 in preparation of a final investment decision (“FID”), and, if a positive FID is made, the remainder would be invested to develop the project and to earn into the full 49% interest in the Donald Project JV. In addition, the Company would issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.5 million, of which $3.5 million of Common Shares were issued September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder would be issued upon a positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for funds invested in the Donald Project to that date. As of December 31, 2024, the Company has a total 4.49% interest for funds invested in the Donald Project to date. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 95.51% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity VIE. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company's Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $12.90 million as of December 31, 2024. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
Acquisition of RadTran LLC
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of radium-226 (“Ra-226”) and radium-228 (“Ra-228”) from uranium process streams. This acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TATs for cancer treatment.
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of: (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of December 31, 2024, the Company believes it is probable it will achieve the milestone related to achieving initial production.
In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the Company has accounted for the acquisition of RadTran as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The purchase consideration includes cash paid at closing, common shares issued at closing, the fair value contingent consideration related to achieving initial production (see Note 16 – Fair Value Accounting), plus transaction costs, which was allocated to the acquired intellectual property. The contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to the Intellectual property and Contingent consideration on the Balance Sheet with a cumulative amortization adjustment. The total purchase consideration as of August 16, 2024 was $4.83 million calculated as follows:

Cash	$1,500
Issuance of Common Shares	1,500
Fair value of contingent consideration	1,690
Direct transaction costs	139
Total purchase consideration	$4,829

Table of Content
Intellectual property is amortized on a straight-line basis over a weighted average life of 13.5 years and has a remaining weighted average life of 13.2 years.
The following is a summary of intellectual property, net:

Intellectual property, as of August 16, 2024	$4,829
Increase in fair value of contingent consideration	74
Amortization of intangible assets	(136)
Intellectual property, net, as of December 31, 2024	$4,767

4.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value option was elected for these marketable debt securities as the Company may sell them prior to their stated maturities after consideration of the Company's risk versus reward objectives as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of December 31, 2024 and 2023 are due in less than one year. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes our marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
December 31, 2024
Marketable debt securities(1)	$63,590	$—	$475	$64,065
Marketable equity securities	28,159	(11,370)	—	16,789
Total marketable securities	$91,749	$(11,370)	$475	$80,854

December 31, 2023
Marketable debt securities(1)	$106,791	$—	$675	$107,466
Marketable equity securities	28,159	(2,581)	—	25,578
Total marketable securities	$134,950	$(2,581)	$675	$133,044
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    RECEIVABLES
The components of trade and other receivables are as follows:

	December 31,
	2024	2023
Trade receivables	$29,019	$406
Tax receivables	8,744	20
Notes receivable, net	—	343
Other	—	47
Total receivables, net	$37,763	$816

Table of Content
During the year ended December 31, 2014, the Company received two notes with a combined principal totaling $1.05 million due in 2018 in connection with the sale of certain assets of which $0.55 million due November 7, 2018 was collected in full during the year ended December 31, 2024.
The Company’s outstanding trade receivables from its major customers are as follows:

	December 31,
	2024	2023
Customer 1	$13,091	$—
Customer 2	5,980	—
Customer 3	3,150	—
Customer 4	291	291
The Company’s outstanding trade receivables by country of customer are as follows:

	December 31,
	2024	2023
Japan	$13,091	$—
China	11,571	—
Spain	1,908	—
Mexico	1,052	—
South Korea	601	—
Netherlands	434	—
Estonia	291	291
U.S.	71	115
Total trade receivables	$29,019	$406

6.    INVENTORIES
Inventories consisted of the following items:

	December 31,
	2024	2023
Concentrates and work-in-progress(1)	$42,366	$35,807
Inventory of ore in stockpiles	19,238	3,072
Raw materials and consumables(2)	4,900	1,841
Total inventories	$66,504	$40,720
(1)     During the year ended December 31, 2024, the Company incurred a net realizable adjustment to its vanadium inventory of $1.21 million, which is included in Exploration, development and processing within the consolidated statement of operations and comprehensive income (loss).
(2)     During the year ended December 31, 2024, the Company incurred a net realizable adjustment to its consumables of $3.06 million, which is included in Costs applicable to revenues within the consolidated statement of operations and comprehensive income (loss).

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following is a summary of mineral properties:

Table of Content

	December 31,
	2024	2023
Toliara Project	$153,510	$—
Sheep Mountain	34,183	34,183
Bahia Project	32,613	29,130
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	6,512
Other	1,687	1,687
Total mineral properties	$279,400	$119,581
Less: accumulated depletion	(1,070)	—
Mineral properties, net	$278,330	$119,581

For the years ended December 31, 2024 and 2023, the Company capitalized $0.23 million and $0.21 million of depreciation expense to mineral properties on the Consolidated Balance Sheet, respectively. No depreciation expense was capitalized to mineral properties for the year ended December 31, 2022.
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
The Company recognized a gain on sale of assets from the Alta Mesa Transaction of $116.50 million, which was calculated as the total fair value of the consideration received of $119.46 million consisting of $60 million in cash and the Convertible Note with a fair value of $59.46 million, less the net book value attributable to the Alta Mesa assets and liabilities after working capital adjustments of $3.40 million, net of transaction costs. Receipt of the Convertible Note represents a non-cash investing activity at its initial fair value. See Note 16 – Fair Value Accounting for more information on the fair value and current status of the Convertible Note.

Table of Content
As a post-closing condition of the Alta Mesa Transaction, enCore was required to replace the $3.59 million of reclamation bonds then in place for Alta Mesa. Upon replacement, the original bonds were released and the Company received back the underlying collateral. The Company reclassified $3.59 million cash as a release of collateral from those bonds from Property, plant and equipment and other assets held for sale, net to cash and cash equivalents on its Consolidated Balance Sheets.
In connection with the Alta Mesa Transaction, on May 3, 2023, the Company completed the sale of its Prompt Fission Neutron assets, including the underlying contracts, technology, licenses and intellectual property (collectively, the “PFN Assets”), to enCore in exchange for cash consideration received at closing of $3.10 million, which resulted in a gain of $2.75 million. At closing, the PFN Assets, which the Company had purchased in 2020 for cash consideration of $0.50 million, had a net book value of $0.35 million. The PFN Assets were used exclusively at the Alta Mesa ISR Project. Should the Company have the need for the use of a PFN tool in the future, the Company retained a 20-year usage right as a condition of this sale during which, subject to the availability of the PFN Assets, the Company has the right to purchase, lease and/or license at least one fully functional PFN tool and all related and/or required equipment, technology and licenses, as reasonably requested, on commercially reasonable terms and conditions no less favorable than those offered by enCore to third parties. As of December 31, 2024, the Company has not purchased, leased and/or licensed a PFN tool.
Property, Plant and Equipment
The following is a summary of property, plant and equipment, net:

	Estimated	December 31,
	Useful Lives	2024	2023
Land	N/A	$1,015	$642
Plant facilities	12 - 15 years	63,537	29,750
Mining equipment	5 - 10 years	22,187	13,019
Light trucks and utility vehicles	5 years	4,081	3,256
Office furniture and equipment	4 - 7 years	1,918	1,754
Construction-in-progress(1)	N/A	3,187	13,627
Total property, plant and equipment		$95,925	$62,048
Less: accumulated depreciation		(40,738)	(35,925)
Property, plant and equipment, net		$55,187	$26,123
(1) Costs incurred for commissioning activities for the Company's Phase 1 REE separation circuit at the Mill are capitalized. The Company will offset these costs upon sale of separated neodymium-praseodymium (“NdPr") that is produced during commissioning of the Phase 1 REE separation circuit. The Company's Phase 1 REE separation circuit was placed into service on October 1, 2024.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized depreciation expense of $2.99 million, $2.75 million and $3.27 million, respectively. Depreciation expense is included in Exploration, development and processing and Standby in the Consolidated Statements of Operations and Comprehensive Income (Loss).
For the years ended December 31, 2024, 2023 and 2022, the Company capitalized $1.65 million, $0.10 million and $0.24 million of depreciation expense to inventory related to the Mill and production activities on the Consolidated Balance Sheets, respectively.
8.    INVESTMENTS
Investment in Unconsolidated Affiliate
As of December 31, 2024, the Company has a 4.49% equity interest in the Donald Project JV to develop the Donald Project with Astron. The Donald Project is a well-known HMS and rare earth deposit operated by Astron that the Company believes could provide it with another near-term, large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Company has the option to earn up to a 49% interest in the Donald Project JV, in the event a positive FID is made. See Note 3 – Transactions for more information.
The Company's net loss includes its proportionate share of the net loss of the Donald Project JV. When the Company records its proportionate share of net loss, it increases equity loss of unconsolidated affiliates in the consolidated statements of operations and comprehensive income (loss) and reduces the carrying value of that investment on its balance sheet. The Company uses the equity method of accounting to account for its investments in the Donald Project JV because it exercises significant influence, but not control, over the entity. The Company's judgement regarding the level of influence over its equity investments includes

Table of Content
considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Donald Project JV. The Company's proportionate share of net loss was $0.18 million during the year ended December 31, 2024.
Investments without a Readily Determinable Fair Value
The Company's investments without a readily determinable fair value consist of its investments in Tate Transition Metals Ltd and Westland Mineral Sands Co Limited. The Company does not have significant influence over these investments.
The following table is a summary of the Company's investments:

	December 31,
	2024	2023
Investment in unconsolidated affiliate	$12,921	$—
Investments without readily determinable fair values	2,969	1,356
Total investments	$15,890	$1,356

9.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

	December 31,
	2024	2023
Asset retirement obligations, beginning of period	$10,922	$9,595
Revision of estimate	165	214
Accretion of liabilities	2,068	1,192
Additions(1)	34,168	—
Settlements	(3,206)	—
Disposal of Alta Mesa asset retirement obligations(2)	—	(79)
Asset retirement obligations, end of period	$44,117	$10,922
(1)    ARO assumed from Base Resources upon acquisition. See Note – 3 Transactions for more information.
(2)    Disposal of Alta Mesa asset retirement obligations is related to the accretion expense incurred on these obligations through the closing date and is included within Gain on sale of assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 – Mineral Properties and Property, Plant and Equipment for more information.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The above provision represents the Company’s estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 11.62% to 13.76% and inflation rates ranging from 2.25% to 4.10% for the year ended December 31, 2024. For the year ended December 31, 2023, the interest rates ranged from 11.62% to 12.88% and inflation rates ranged from 2.25% to 3.97%. The total undiscounted decommissioning liability as of December 31, 2024 and 2023 is $74.27 million and $33.38 million, respectively.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 15 – Commitments and Contingencies for more information.

Table of Content
The following table summarizes the Company’s restricted cash:

	December 31,
	2024	2023
Restricted cash, beginning of period	$17,579	$17,449
Additional collateral posted	1,896	130
Restricted cash acquired	527	—
Restricted cash, end of period	$20,002	$17,579

10.    CAPITAL STOCK
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
Issued Capital Stock
During the years ended December 31, 2024, 2023 and 2022, the Company issued 2,612,733, 4,047,832 and 769,779 Common Shares, respectively, under its at-the-market (the “ATM”) public offering program for net proceeds of $16.62 million, $31.81 million and $7.89 million, respectively.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
The following is a reconciliation of weighted average common shares outstanding:

	Years Ended December 31,
	2024	2023	2022
Issued shares at beginning of period	162,659,155	157,682,531	156,262,199
Effect of shares issued for:
Stock options exercised	47,737	105,819	155,509
Settlement of vesting of restricted stock units	235,884	290,390	335,546
Settlement of exercises of stock appreciation rights	86,341	120,291	2,679
Consulting services	—	42,202	16,064
ATM program	691,638	865,806	571,253
Acquisition of intangible assets	121,107	—	—
Joint venture interests	185,821	—	—
Acquisition of Base Resources	7,936,638	—	—
Weighted average common shares outstanding	171,964,321	159,107,039	157,343,250
Basic and diluted income (loss) per common share
The calculation of basic and diluted income (loss) per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

Table of Content

	Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Energy Fuels Inc.	$(47,765)	$99,862	$(59,849)

Basic weighted average common shares outstanding	171,964,321	159,107,039	157,343,250
Dilutive impact of stock options and restricted stock units	—	1,047,001	—
Diluted weighted average common shares outstanding	171,964,321	160,154,040	157,343,250

Basic net income (loss) per common share	$(0.28)	$0.63	$(0.38)
Diluted net income (loss) per common share	$(0.28)	$0.62	$(0.38)

For the years ended December 31, 2024, 2023 and 2022, a weighted average of 1.96 million, 0.11 million and 0.06 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million, 1.85 million, and 2.45 million for the years ended December 31, 2024, 2023 and 2022, respectively as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the year ended December 31, 2024, a weighted average of 0.19 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company's acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. See Note 3 – Transactions for more information.
12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as most recently amended and approved by the Company's Board of Directors on May 24, 2024 and ratified by the Company's shareholders at its Annual General and Special Meeting of Shareholders held on June 11, 2024) (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 10,000,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 7,500,000 (the “Full Value Share Authorization”). As of December 31, 2024, the total Common Shares authorized for future equity incentive plan awards was 6,621,232 Common Shares under the Total Share Authorization and 6,356,854 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Years Ended December 31,
	2024	2023	2022
RSUs(1)	$3,450	$2,595	$2,244
SARs	295	1,583	2,038
Stock options	1,669	447	359
Total share-based compensation expense(2)	$5,414	$4,625	$4,641
(1)The fair value of the RSUs granted under the Compensation Plan was estimated at the date of grant using the higher of the closing share price on the NYSE American on the last trading day before the date of grant and the five-day VWAP on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As of December 31, 2024, there were $3.09 million, $0.01 million and $0.98 million of unrecognized compensation costs related to the unvested RSU awards, SARs and stock options, respectively, to be recognized over a weighted average period of 1.33 years, 0.08 years and 1.44 years, respectively.

Table of Content
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards for executives and eligible employees are determined as a target percentage of base salary and generally vest over three years with certain Base Resources employees retained vesting over one year. Holders of unvested RSUs do not have voting rights on those RSUs. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one Common Share of the Company for each RSU at no additional payment.
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	900,064	$2.94
Granted	411,467	6.52
Vested	(518,856)	2.93
Forfeited	(45,250)	5.40
Unvested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	(106,935)	7.03
Unvested, December 31, 2023	641,839	$6.57
Granted	879,699	6.50
Vested	(373,067)	6.20
Forfeited	(5,325)	5.59
Unvested, December 31, 2024	1,143,146	$6.65

The total intrinsic value of RSUs that vested and were settled for equity was $2.72 million, $3.00 million and $2.93 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Each SAR granted entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and $2.92 (the closing market price or “Grant Price” at the time of grant). FMV as used herein means the closing price of the Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise. The term of the SARs grant is five years, with SARs vesting only upon the achievement of the following performance goals: as to one-third of the SARs granted, automatically upon the 90-calendar-day volume-weighted average price (“VWAP”) of the Company’s Common Shares on the NYSE American equaling or exceeding $5.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $7.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, automatically upon the 90-calendar-day VWAP of the Company’s Common Shares on the NYSE American equaling or exceeding $10.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the Date of Grant; the date first exercisable being January 22, 2020. The first two tranches of these vesting performance goals were met. The third tranche was not met and the outstanding awards expired during the year ended December 31, 2024.

Table of Content
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
No SARs were granted in 2024. The following table with the following weighted average assumptions used to determine fair values:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.58%	1.68%
Expected life(1)	5.0 years	5.0 years
Expected volatility(2)	55.00%	72.81%
Expected dividend yield	—%	—%
Weighted average grant date fair value	$3.45	$3.99
(1)Monte Carlo analysis of SARs assumes employee suboptimal exercise at first vesting time for each tranche.
(2)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the SARs.

Table of Content
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2021	1,672,422	$2.92
Granted	833,315	6.47
Exercised	(6,730)	2.92
Forfeited	(46,239)	5.95
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	(842,107)	2.92
Forfeited	(79,466)	7.30
Outstanding, December 31, 2023	1,839,528	$5.01
Granted	—	—
Exercised	(250,036)	2.92
Forfeited	(3,152)	7.36
Expired	(569,595)	2.94
Outstanding, December 31, 2024	1,016,745	$6.67	2.30	—
Exercisable, December 31, 2024	—	—	0.00	—

The total intrinsic value for exercised SARs was $1.24 million, $3.55 million and $0.05 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	573,549	$1.19
Granted	833,315	3.99
Vested	—	—
Forfeited	(46,239)	4.13
Unvested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(79,466)	3.58
Unvested, December 31, 2023	1,589,492	$2.89
Granted	—	—
Vested	—	—
Expired	(569,595)	1.22
Forfeited	(3,152)	3.45
Unvested, December 31, 2024	1,016,745	$3.83

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

Table of Content
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
The fair value of all stock options, including Performance-Based Options, granted under the Compensation Plan for the years ended December 31, 2024, 2023 and 2022 estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.6%	4.0%	2.4%
Expected life	3.1 years	3.2 years	3.2 years
Expected volatility(1)	68.2%	74.0%	73.2%
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.33	$3.80	$4.93
(1)     Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of all the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2021	$1.70 - $8.41	942,882	$2.79
Granted	5.84 - 10.03	118,318	6.52
Exercised	1.70 - 5.46	(256,315)	2.93
Forfeited	3.06 - 10.03	(20,700)	5.91
Expired	1.76 - 5.18	(16,507)	2.52
Unvested, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 8.60	153,299	7.20
Exercised	1.70 - 6.47	(348,538)	2.83
Forfeited	3.89 - 7.36	(32,250)	6.74
Expired	1.76 - 6.47	(16,720)	3.75
Outstanding, December 31, 2023	$1.76 - $8.60	523,469	$4.48
Granted	5.09 - 8.23	772,189	7.45
Exercised	1.76 - 6.47	(122,236)	2.92
Forfeited	6.12 - 8.23	(32,637)	7.25
Expired	2.92 - 7.36	(7,813)	6.76
Outstanding, December 31, 2024	$1.76 - $8.60	1,132,972	$6.58	3.34	$461
Exercisable, December 31, 2024	$1.76 - $8.60	334,168	$4.53	1.46	$461

Table of Content
The total intrinsic value of options exercised was $0.49 million, $1.53 million and $2.23 million for the years ended December 31, 2024, 2023 and 2022, respectively.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	213,317	$1.34
Granted	118,318	4.93
Vested	(170,349)	1.15
Forfeited	(20,700)	4.54
Unvested, December 31, 2022	140,586	$4.12
Granted	153,299	3.71
Vested	(92,453)	3.57
Forfeited	(32,250)	3.78
Unvested, December 31, 2023	169,182	$4.11
Granted	772,189	3.33
Vested	(109,931)	4.29
Forfeited	(32,637)	3.61
Unvested, December 31, 2024	798,803	$3.35

13.    INCOME TAXES
For financial reporting purposes, income before taxes includes the following components:

	Years Ended December 31,
	2024	2023	2022
Canada	$(24,213)	$(5,229)	$(23,964)
Foreign	(24,000)	105,261	(35,980)
Total	$(48,213)	$100,032	$(59,944)
A reconciliation of income tax expense (benefit) and the product of accounting income before income tax, multiplied by the combined Canadian federal and provincial income tax rate (the rate applicable to the Canadian parent company) is as follows:

	Years Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$(48,213)	$100,032	$(59,944)
Combined federal and provincial rate	26.50%	26.50%	26.50%
Expected income tax (benefit)	(12,776)	26,508	(15,885)
Share-based compensation	225	(893)	572
Transaction costs	2,849	—	—
Other non-deductible/non-taxable items	2,553	2,015	3,977
Foreign tax rate differences	(418)	—	—
Unrecognized deferred tax assets	7,195	(27,354)	11,336
Income tax benefit (expense)	$(372)	$276	$—

Table of Content
The components of the net deferred tax assets are as follows:

	Years Ended December 31,
	2024	2023
Operating loss carry forwards	$117,493	$93,241
Mineral properties and deferred costs, United States	13,990	16,872
Property, plant and equipment	8,907	986
Accruals & reserves	6,923	—
Deferred revenue and other	4,722	2,431
Mineral properties and deferred costs, Other	2,808	—
Asset retirement obligations	1,909	2,894
Mineral properties and deferred costs, Canada	1,724	1,726
Mineral properties and deferred costs, Madagascar	1,263	—
Capital loss carry forwards	837	849
Inventories	832	547
Short-term investments	209	209
Total deferred tax assets	161,617	119,755
Less: valuation allowance	(161,617)	(119,755)
Net deferred tax assets	$—	$—
As of December 31, 2024 and 2023, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company's assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions (1)	Deductions (2)	End of Period
2024	$119,755	$45,743	$(3,881)	$161,617
2023	$146,931	$—	$(27,176)	$119,755
(1)The additions to the valuation allowance during the year ended December 31, 2024 result from the generation of additional tax losses and deferred tax assets acquired from Base Resources. For the year ended December 31, 2023, there were no additions to the valuation allowance.
(2)For the year ended December 31, 2024, the reductions to the valuation allowance result from the decrease to tax assets such as ARO and mineral properties in the U.S. For the year ended December 31, 2023, the reductions to the valuation allowance are primarily due to the decreases to other tax assets such as inventories.
The following table summarizes the Company's capital losses and net operating losses as of December 31, 2024 that can be applied against future taxable income.

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$55,970	2027 - 2039
Canada	Allowable capital losses	3,157	None
Canada	Investment tax credits	1,148	2024-2027
United States	Pre-2018 net operating losses	194,434	2026-2036
United States	Post-2017 net operating losses	122,005	None
Australia	Net operating losses	61,411	No expiration
Madagascar	Net operating losses	1,015	2025-2029
Other Jurisdictions	Net operating losses	899	Various
Total		$440,039

Table of Content
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
The Company’s policy is to include interest and penalties related to uncertain tax positions in the income tax expense line on the financial statements. As of December 31, 2024, the Company does not have any uncertain tax positions.
For the year ended December 31, 2024, the Company recorded income tax benefit of $0.37 million on loss before tax of $48.21 million. For the year ended December 31, 2023, the Company recorded income tax expense of $0.28 million on income before tax of $100.03 million. For the year ended December 31, 2022, the Company did not record income tax benefit on loss before tax of $59.94 million. The effective tax rate was 0.77% and 0.28% for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2023, the effective tax rate was 0%, which was a result of the full valuation allowance on net deferred tax assets.

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Years Ended December 31,
	2024	2023	2022
Realized loss on investments	$—	$(10,491)	$—
Interest income (expense), net and other	5,859	5,697	(166)
Unrealized loss on marketable securities	(8,989)	(530)	(456)
Foreign exchange gain	223	423	2,058
Unrealized gain (loss) on investments	—	15,472	(16,808)
Realized gain on convertible note	—	1,430	—
Realized gain on maturities of marketable securities	2,310	1,141	—
Other income (loss)	$(597)	$13,142	$(15,372)

Table of Content
The components of accounts payable and accrued liabilities are as follows:

	December 31,
	2024	2023
Mine closure redundancy	$9,169	$—
Accounts payable	7,508	1,006
Accrued payroll liabilities	6,558	4,162
Accrued operating expenses	6,507	4,391
Accrued taxes	1,673	393
Deferred revenue	813	—
Accrued capital expenditures	—	205
Other accrued liabilities	—	4
Total accounts payable and accrued liabilities	$32,228	$10,161

15.    COMMITMENTS AND CONTINGENCIES
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

Table of Content

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

Kwale Project

Royalty dispute

In connection with its acquisition of the Kwale Project in 2010, Base Titanium, a subsidiary of Base Resources, granted a 2% gross revenue royalty to third parties. The royalty is governed by a Royalty Deed dated July 30, 2010, and was split between the parent company of the project’s vendor, Vaaldium Mining Inc., and the then holder of certain rights in respect of the project, Pangea Goldfields Inc. There was a disagreement between Base Titanium and the current holders of the royalty in respect of the royalty’s scope under the Royalty Deed – specifically, whether, and the extent to which, the royalty applies outside the Kwale SML 23 as it existed at the time of the Kwale Project’s acquisition in 2010 (“2010 SML”). The royalty is currently held by Osisko Gold Royalties Ltd (as to 1.5%), TRR Services UK Limited (as to 0.25%) and Elemental Royalties Limited (as to 0.25%).

While all three royalty holders initially contested Base Titanium’s interpretation of the royalty’s scope, only Osisko Gold Royalties and TRR Services UK took formal steps to enforce their respective claimed rights and on March 13, 2023 commenced arbitration proceedings in the London Court of International Arbitration. The arbitral tribunal determined to only register the arbitration for Osisko Gold Royalties. Base Titanium objected to the jurisdiction of the arbitral tribunal to hear the dispute; however, this objection was dismissed by the arbitral tribunal on February 7, 2024. Base Titanium appealed to the Ontario Superior Court to decide the matter of jurisdiction.

In the fourth quarter of 2024, a confidential settlement was reached, and arbitration was subsequently terminated. Dismissal of the litigation before the Ontario Superior Court is pending. At the time of writing, no formal legal proceedings have been commenced by either of the other two royalty holders. The Company believes these claims are time barred pursuant to applicable Ontario law.

Stevedoring Dispute with the Kenya Ports Authority

To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), Base Titanium requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on Base Titanium to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to Base Titanium’s maiden shipment from the Jetty Facility in 2014, which was ultimately paid by Base Titanium under protest to ensure the vessel was permitted to sail.
Base Titanium objects to stevedoring charges being levied by KPA principally on the grounds that (i) Base Titanium’s Jetty Facility is a private facility that was built entirely at Base Titanium’s expense; and (ii) no such stevedoring services are either required of, or are being provided by, KPA and, therefore, a service charge in respect of stevedoring is not applicable and invalid.
In 2017, Base Titanium sought and obtained an injunction from the High Court of Kenya to compel KPA to provide necessary marine services to vessels berthing at the Jetty Facility (“2017 Ruling”). In conjunction, the parties entered consent orders to establish an escrow account where disputed charges are being held pending the final outcome of the dispute.
Base Titanium sought resolution of the dispute through arbitration commenced in Kenya in February 2017 brought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s

Table of Content
jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for Base Titanium to seek appointment of a new arbitrator. Base Titanium has not yet sought the appointment of a new arbitrator pending the outcome of discussions between the parties. Discussions have stalled over recent months, and Base Titanium is likely to need to recommence formal dispute resolution proceedings through arbitration.
As at the time of writing, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid, and approximately $3.2 million held in the escrow account).
Mivumoni B Village
On March 18, 2021, a local landholder (on his own behalf and on behalf of 65 others (collectively, the “Petitioners”)) filed a petition against Base Titanium in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, claiming excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by Base Titanium’s operations. Base Titanium denies that it has committed the alleged violations or breaches, and is of the view that no substantive evidence has been adduced supporting the claims. Base Titanium conducts its operations in compliance with its Environmental Impact Assessment License and Environmental and Social Management Plan. Base Titanium has a valid and subsisting license issued by the National Environmental Management Authority.
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances specified in the Mining Act had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed Base Titanium’s application by way of ruling dated February 10, 2022. Base Titanium is pursuing an appeal. The appeal was heard in the Court of Appeal on January 21, 2025, and a ruling is expected in late May, 2025. The primary case has been stayed, pending Base Titanium’s appeal.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which form part of Kwale Project SML 23, that their prior relocation and resettlement was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that Base Titanium pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
Base Titanium denies any liability to the plaintiffs. In 2015 and 2016, following negotiations between the parties, agreements were reached to have the plaintiffs relocated from the suit properties. Pursuant to the said agreements, the plaintiffs were relocated, and compensation was paid by Base Titanium. In turn, the plaintiffs surrendered their title deeds to Base Titanium and transfer instruments were executed.
Base Titanium has raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising grievances specified in the Mining Act has not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. Base Titanium is pursuing an appeal in the Court of Appeal of Kenya. Appeal dates are yet to be set. The original proceedings have been stayed, pending Base Titanium’s appeal.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Toliara Project
Although the Toliara Project holds a mining permit that allows production of Ilmenite, Rutile and Zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into MOU with the Government of Madagascar setting

Table of Content
forth certain key terms applicable to the Toliara Project. The MOU is the culmination of extensive negotiations over several years with the Malagasy Government on fiscal and other terms applicable to the Toliara Project and a major step forward in advancing the Project. Now that the Government of Madagascar has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive Financial Investment Decision (“FID"), which the Company expects to make in early 2026.
While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism" consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification") under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM"); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment") in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Company and the Government of Madagascar are currently pursuing option (b) by working towards an LGIM Amendment and to have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law. As part of the Project Certification process, the Company and the Government of Madagascar will include the recovery of Monazite in the Toliara Project's mining permit The Company currently expects that the LGIM Amendment process could be completed in Q2 2025 with the Project Certification and Investment Agreement, if required, approval by the end of Q3 2025. However, there can be no assurance as to the timing of achieving sufficient legal and fiscal stability or the timing for approval of the addition of Monazite to the mining permit. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, renewal costs are expected to total $1.84 million for the year ended December 31, 2025.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2024, the Company has $20.00 million posted as collateral against an undiscounted ARO of $74.27 million. As of December 31, 2023, the Company has $17.58 million posted as collateral against an undiscounted ARO of $33.38 million.
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

Table of Content
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
The Company’s financial instruments include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
As of December 31, 2024 and 2023, the fair values of cash, restricted cash, short-term deposits, receivables, accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
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
The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of its contingent consideration payment to RadTran using an indicated discount rate of 10.2%, as of the acquisition date, August 16, 2024, and 7.7% as of December 31, 2024, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
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

Table of Content

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Marketable debt securities	$—	$64,065	$—	$64,065
Marketable equity securities	16,718	71	—	16,789
Total assets	$16,718	$64,136	$—	$80,854

Liabilities
Contingent consideration	$—	$—	$1,764	$1,764

December 31, 2023
Assets
Cash equivalents(1)	$—	$40,512	$—	$40,512
Marketable debt securities	—	107,466	—	107,466
Marketable equity securities	25,554	24	—	25,578
Total assets	$25,554	$148,002	$—	$173,556
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
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, August 16, 2024	$1,690
Increase to intellectual property	74
Ending balance, December 31, 2024	$1,764

17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, heavy mineral sands, and RE Carbonate sales contracts, Alternate Feed Material processing contracts and/or byproduct disposal agreements with other ISR facilities. As of December 31, 2024 and 2023, the Company's receivables from its contracts with customers was $29.02 million and $0.41 million, respectively.
Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and reportable segment to which it relates:

	Year Ended December 31,
	2024	2023	2022	Reportable Segment
Heavy mineral sands	$39,874	$—	$—	Heavy Mineral Sands
Uranium concentrates	37,904	33,278	—	Uranium
Alternate Feed Materials, processing and other	336	931	1,615	Uranium
RE Carbonate	—	2,848	2,122	Rare Earth Elements
Vanadium concentrates	—	871	8,778	Uranium
Total revenues	$78,114	$37,928	$12,515

Table of Content
Major Customers
Sales to major customers (purchases in excess of 10% of total sales) are summarized as follows:

	Years Ended December 31,
	2024	2023	2022	Reportable Segment
Customer 1	$15,026	$10,472	$—	Uranium
Customer 2	10,896	—	—	Heavy Mineral Sands
Customer 3	8,590	—	—	Uranium
Customer 4	—	18,470	—	Uranium
Customer 5	—	4,335	—	Uranium
Customer 6	—	2,848	2,122	Rare Earth Elements
	—	—	470	Uranium
Customer 7	—	866	8,778	Uranium
Customer 8	—	—	445	Uranium

Major Countries
The Company’s revenues by country of customer are as follows:

	Years Ended December 31,
	2024	2023	2022	Reportable Segment
U.S.	$24,333	$34,514	$9,473	Uranium
	270	—	—	Heavy Mineral Sands
China	17,303	—	—	Heavy Mineral Sands
Japan	12,409	—	—	Heavy Mineral Sands
Netherlands	6,481	—	—	Heavy Mineral Sands
	5,275	—	—	Uranium
Germany	8,590	—	—	Uranium
Spain	1,245	—	—	Heavy Mineral Sands
South Korea	1,169	—	—	Heavy Mineral Sands
Mexico	806	—	—	Heavy Mineral Sands
Kenya	191	—	—	Heavy Mineral Sands
Estonia	—	2,848	2,122	Rare Earth Elements
	—	—	470	Uranium
Canada	42	566	450	Uranium
Total revenues	$78,114	$37,928	$12,515

18.    RELATED PARTY TRANSACTIONS
As part of the Company's acquisition of RadTran, Saleem Drera, PhD, President and CEO and 83% owner of RadTran, joined Energy Fuels as Vice President of Radioisotopes, Radiological Systems, and Intellectual Property. In this role, Dr. Drera leads Energy Fuels' efforts to integrate RadTran's proprietary technology, which includes a number of patents, pending patents, trade secrets and know-how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones.
On October 27, 2021, after closing on the sale of certain conventional uranium assets to Consolidated Uranium Inc. (“CUR”), the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company earned $0.04 million and $0.57 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company was due less than $0.01 million and $0.05 million from CUR, respectively, for revenues earned under the mine operating agreements. Additionally, the Company accrued $0.72 million and $1.53 million as of December 31,

Table of Content
2024 and 2023, respectively, in Other long-term receivables related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

19.    REPORTABLE SEGMENTS
The Company's operations are located in the United States, Brazil, Kenya, Madagascar and Australia and are organized into three reportable segments: (i) uranium, (ii) heavy mineral sands and (iii) rare earth elements. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgements about the Company as a whole. The CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on operating income (loss). Other income (loss) and income taxes are primarily managed and evaluated on a consolidated basis. Accounting policies for each segment are the same as the Company's accounting policies described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements.
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the United States. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a byproduct of uranium and thorium process streams in its existing uranium mines.
Heavy Mineral Sands
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Toliara Project and the Company's equity method investment in the Donald Project JV. The Company recovers ilmenite, rutile, zircon and monazite.
Rare Earth Elements
The rare earth element segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company has been producing a mixed RE Carbonate from monazite at the Mill since 2021. During the year ended December 31, 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill.

Table of Content
Reportable Segments Financial Information
The summarized operating results of the Company's reportable segments are as follows:

	Year Ended December 31, 2024
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Unallocated(1)	Consolidated Total
Revenues	$38,240	$39,874	$—	$—	$78,114
Operating costs and expenses:
Costs applicable to revenues	16,580	39,338	—	—	55,918
Exploration, development and processing(2)	7,232	2,628	4,319	—	14,179
Standby(2)	6,520	—	—	—	6,520
Accretion of asset retirement obligations	1,253	815	—	—	2,068
Selling, general and administrative (excluding share-based compensation)	12,733	10,995	7,459	—	31,187
Share-based compensation	2,660	1,196	1,558	—	5,414
Transactions and integration related costs	—	—	—	10,343	10,343
Total operating costs and expenses	46,978	54,972	13,336	10,343	125,629
Operating loss	$(8,738)	$(15,098)	$(13,336)	$(10,343)	$(47,515)
(1) Corporate expenses that are not directly attributable to the uranium, heavy mineral sands or rare earth elements segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.07 million, $1.85 million and $0.21 million related to the uranium, HMS and REE segments, respectively. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and standby expense financial statement line items on the consolidated statement of operations and comprehensive income (loss).

	Year Ended December 31, 2023
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Unallocated(1)	Consolidated Total
Revenues	$35,080	$—	$2,848	$—	$37,928
Operating costs and expenses:
Costs applicable to revenues	15,869	—	2,312	—	18,181
Exploration, development and processing(2)	5,584	583	9,364	—	15,531
Standby(2)	7,476	—	—	—	7,476
Accretion of asset retirement obligations	1,192	—	—	—	1,192
Selling, general and administrative (excluding share-based compensation)	12,899	2,590	7,801	—	23,290
Share-based compensation	2,562	514	1,549	—	4,625
Total operating costs and expenses	45,582	3,687	21,026	—	70,295
Operating loss	$(10,502)	$(3,687)	$(18,178)	$—	$(32,367)
(1) Corporate expenses that are not directly attributable to the uranium, heavy mineral sands or rare earth elements segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.95 million, $0.58 million and $0.22 million related to the uranium, HMS and REE segments, respectively. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and standby expense financial statement line items on the consolidated statement of operations and comprehensive income (loss).

Table of Content

	Year Ended December 31, 2022
	Uranium	Heavy Mineral Sands	Rare Earth Elements	Unallocated(1)	Consolidated Total
Revenues	$10,393	$—	$2,122	$—	$12,515
Operating costs and expenses:
Costs applicable to revenues	3,769	—	4,075	—	7,844
Exploration, development and processing(2)	6,543	—	2,803	—	9,346
Standby(2)	13,221	—	—	—	13,221
Accretion of asset retirement obligations	1,556	—	—	—	1,556
Selling, general and administrative (excluding share-based compensation)	11,966	540	8,339	—	20,845
Share-based compensation	2,664	120	1,857	—	4,641
Total operating costs and expenses	39,719	660	17,074	—	57,453
Operating loss	$(29,326)	$(660)	$(14,952)	$—	$(44,938)
(1) Corporate expenses that are not directly attributable to the uranium, heavy mineral sands or rare earth elements segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $3.27 million related to the uranium segment. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and standby expense financial statement line items on the consolidated statement of operations and comprehensive income (loss). No depreciation, depletion and amortization expense was recorded related to the HMS and REE segments.

20.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 11.54 million Common Shares under the ATM for net proceeds of $60.01 million, after share issuance costs, through various transactions from December 31, 2024 to February 14, 2024.
Issuance of RSUs and Stock Options
On January 29, 2025, the Company granted $8.19 million of RSUs at a grant price of $5.56 per share, $0.93 million of non-incentive stock options with an exercise price of $5.56 per share, and $3.28 million of non-incentive stock options at a 10% premium with an exercise price of $6.11 per share to its employees and directors. The stock options carry a five-year life and vest as follows: 50% on January 29, 2026; and 50% on January 29, 2027. The RSUs vest as follows: 50% on January 27, 2026; 25% on January 27, 2027; and 25% on January 27, 2028. Additionally, the Company granted $0.28 million non-incentive stock options with an exercise price of $5.56 per share to certain consultants (“Consultant Options”). The Consultant Options carry a three-year life and vest as follows: 50% on January 29, 2025; and 50% on January 29, 2026.

Table of Content
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

The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 and no material weaknesses were discovered.
On October 2, 2024, the Company completed the acquisition of Base Resources (refer to Note 3 – Transactions for more information) which operated under its own set of internal controls. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company's management excluded Base Resources from the evaluation of internal control over financial reporting as of December 31, 2024. Since the acquisition, the Company transitioned certain Base processes to the Company's internal control processes and added other internal controls over significant processes specific to the assets acquired and liabilities assumed as a result of the acquisition, and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Base Resources and plans to incorporate Base in the evaluation of internal controls over financial reporting beginning in the fourth quarter of 2025. Base represented 41% of the Company’s consolidated total assets as of December 31, 2024, while its revenues comprised 51% of the Company’s consolidated revenues for the year ended December 31, 2024.
The effectiveness of our assessment of internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Table of Content
Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

Table of Content
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

Table of Content
(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

3.1	Articles of Continuance dated September 2, 2005 (1)

3.2	Articles of Amendment dated May 26, 2006 (2)

3.3	By-laws (3)

4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (4)

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Uranerz Energy Corporation 2005 Nonqualified Stock Option Plan, Amended and Restated June 2011 (5)

10.2	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024 (6)

10.3	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (7)

10.4	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Mark S. Chalmers dated April 10, 2024 (8)

10.5	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and David C. Frydenlund dated April 10, 2024 (9)

10.6	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Curtis H. Moore dated March 31, 2023 (10)

10.7	Employment Agreement by and between Energy Fuels Inc. and Dee Ann Nazarenus dated September 1, 2020 (11)

10.8	Employment Agreement by and between Energy Fuels Inc. and Scott Bakken dated September 1, 2020 (12)

10.9	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (13)

10.10	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024 (14)

10.11	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (15)

10.12
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (16)

14.1	Energy Fuels Inc. Code of Business Conduct and Ethics

Table of Content

Exhibit No.	Document Description

19.1	Energy Fuels Inc. Insider Trading Policy

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant A. Malensek

23.3	Consent of Jeremy Scott Collyard

23.4	Consent of Phillip E. Brown

23.5	Consent of David M. Robson

23.6	Consent of Mark B. Mathisen

23.7	Consent of Douglas L. Beahm

23.8	Consent of Daniel Kapostasy

23.9	Consent of Terence McNulty

23.10	Consent of Jeffrey Woods

23.11	Consent of R. Dennis Bergen

23.12	Consent of Lee (Pat) Gochnour

23.13	Consent of Ian Reudavey

23.14	Consent of Scott Carruthers

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

Table of Content

Exhibit No.	Document Description
96.1	“Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA,” dated January 30, 2023 with an effective date of December 31, 2021, as amended January 30, 2023 (17)

96.2
“Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 23, 2023 with an effective date of December 31, 2022, as amended on March 6, 2024 (18)

96.3	“Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA,” dated February 22, 2022 (19)

96.4	“Technical Report on the Bullfrog Project, Garfield County, Utah, USA,” dated February 22, 2022 (20)

96.5	“Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA,” dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (21)

96.6	“Technical Report on the La Sal Project, San Juan County, Utah, USA,” dated February 22, 2022 (22)

96.7	“Technical Report Summary for the Alta Mesa Uranium Project, Brooks and Jim Hogg Counties, Texas, USA,” dated December 31, 2021 (23)

97.1	Energy Fuels Inc. Incentive-Based Compensation Clawback Policy

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

(1)Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 13, 2024.
(5)Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form S-8 filed with the SEC on June 24, 2015.
(6)Incorporated by reference to Exhibit 4.1 A to Energy Fuels’ Form 8-K filed with the SEC on April 24, 2024.
(7)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(8)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 19, 2024.
(9)Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 19, 2024.
(10)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(11)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(12)Incorporated by reference to Exhibit 10.6 to Energy Fuels’ Form 10-Q filed with the SEC on November 2, 2020.
(13)Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form S-3 filed with the SEC on March 22, 2024.
(14)Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on October 31, 2024.
(15)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.
(16)Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.
(17)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(18)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 22, 2024.
(19)Incorporated by reference to Exhibit 99.6 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(20)Incorporated by reference to Exhibit 99.2 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.
(21)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 1, 2023.
(22)Incorporated by reference to Exhibit 99.3 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.

Table of Content
(23)Incorporated by reference to Exhibit 99.1 to Energy Fuels’ Form 8-K filed with the SEC on March 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
Principal Executive Officer
Date: February 26, 2025
In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, President & Chief Executive Officer
(Principal Executive Officer) and Director
Date: February 26, 2025

Per:	/s/ Nathan R. Bennett
Nathan R. Bennett, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)
Date: February 26, 2025

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: February 26, 2025

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: February 26, 2025

Per:	/s/ Ivy V. Estabrooke
Ivy V. Estabrooke, Director
Date: February 26, 2025

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: February 26, 2025

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: February 26, 2025

Per:	/s/ Jaqueline Herrera
Jaqueline Herrera, Director
Date: February 26, 2025

Per:	/s/ Dennis L. Higgs

Table of Content

Dennis L. Higgs, Director
Date: February 26, 2025

Per:	/s/ Robert Kirkwood
Robert Kirkwood, Director
Date: February 26, 2025

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: February 26, 2025

Per:	/s/ Michael Stirzaker
Michael Stirzaker, Director
Date: February 26, 2025