Form 10-Q
period 2025-03-31
ENERGY FUELS INC
filed 2025-05-07
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 2, 2025, the registrant had 216,669,373 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium business and the expansion of our heavy mineral sands (“HMS”) and rare earth element (“REE”) initiatives, including work on our South Bahia HMS project in Brazil (the “Bahia Project”), our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, and our plans related to our recently acquired HMS properties, including the Kwale HMS project in Kenya (the “Kwale Project”) and the Toliara HMS and REE project in Madagascar (the “Toliara Project”) through the Company’s acquisition of Base Resources Limited (“Base Resources” or “Base”), which closed on October 2, 2024, and the potential earn-in of up to a 49% joint venture interest in the Donald HMS and REE project in Australia (the “Donald Project”); plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or HMS and REE properties; historic estimated resources and reserves; production estimates; maintenance and renewal of permits; expectations that the Company will be successful in finalizing terms with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate; any expectation that positive final investment decisions (“FIDs”) will be made for the Toliara Project, Donald Project and/or Bahia Project and that any of those projects will be developed; and expectations for the outcome(s) of any pending litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “is likely,” “budgets,” “scheduled,” “forecasts,” “intends,” “anticipates” or “does not anticipate,” “continues,” “plans,” “estimates,” or “believes,” and similar expressions or variations of such words and phrases or statements stating that certain actions, events or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars, or the imposition of tariffs that affect global markets; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and HMS and REE mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production, and risks associated with the exploration and development of our Toliara Project, Donald Project and/or Bahia Project; risks associated with the reclamation and closure of our Kwale Project; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks, risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

•global economic risks, including the occurrence of unforeseen or catastrophic events, such as political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
•global economic risks, including the imposition of tariffs and/or reciprocal tariffs that affect global markets, including: risks to the saleability of our RE Carbonate, separated NdPr, REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”), HMS products and (if relevant) copper (collectively, our “Goods”) internationally; risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); risks associated with the application of tariffs, and the severity of tariff rates, imposed on our Goods and Supply Chain Needs; risks of inflation; risks of escalation in global trade conflicts in jurisdictions where we operate; and risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
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
•risks associated with commercial production of our REE products at the Mill or elsewhere, including risks: that we may not be able to produce REE products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; of not being able to sell our REE products at acceptable prices; of legal and regulatory challenges and delays; and the risk of technological or market changes that could impact the REE industry or our competitive position;
•risks that: the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and/or yttrium, at scale at the Mill; or that it does not have, or is not able to develop, the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce such REEs from monazite relatively quickly with appropriate U.S. government support and/or market conditions; or that the Company will not obtain appropriate U.S. government support and/or appropriate market conditions will not prevail;
•risks associated with changes to federal, state and/or local administrations that could negatively impact our business;
•risks associated with mining and processing generally, including: geological, technical and processing problems, including unanticipated metallurgical difficulties; less than expected recoveries; ground control problems; process upsets and equipment malfunctions; tailings, dam or other facility instability or failure; and other mining, processing, and/or reclamation upsets;
•risks associated with the high grades mined and the increased mining rate experienced during April 2025 at the Company’s Pinyon Plain mine not persisting at least for the remainder of 2025 or at all;
•risks that the initial results from the Company’s 2024-2025 drilling program at the Juniper Zone of the Pinyon Plain mine will not significantly increase the mineable uranium resources at the mine, and/or confirm that the Juniper Zone is another very high-grade zone of uranium mineralization at the mine, and/or result in a lower mining and milling cost per pound at the mine;
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
•failure to complete proposed mergers and acquisitions (“M&A”), to successfully integrate after M&A transactions, and/or incorrectly assess the value or risks associated with M&A;
•risks associated with the Toliara Project, including: risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Government of Madagascar over time; country risks, including the risk of government instability and expropriation risks; risks of challenges by special interest groups and other parties; and risks associated with reclamation of the Kwale Project, including the long-term stability of reclamation activities and reclaimed structures;
•risks associated with the conduct of business in foreign countries, including human rights-related risks associated with potential occurrences of forced labor, child labor and sex trafficking, and foreign corrupt practices-related risks associated with fraud, bribery and political corruption, that the Company may not be able to identify and address;
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
•risks posed by fluctuations in share prices, exchange rates, interest rates, general economic conditions and lack of dividends;
•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, copper (if and when produced) HMS product and REE price levels, including prices for REE products;
•market prices of uranium, vanadium, REEs, HMC, HMS products and (if relevant) copper, which are cyclical and substantially variable;
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
•failure to obtain suitable vanadium, copper (if and when produced), HMS and its components or REE Product sales terms;
•risks that we may not be able to fulfill all our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiated means that are unfavorable to the Company, and risks associated with any future uranium purchases to meet our sales commitments;
•risks associated with any expectation that we will successfully help in the cleanup of historic abandoned uranium mines (“AUMs”) ;
•risks associated with asset impairment due to market conditions, lack of access to markets and the ability to access capital;
•risks associated with our ability to raise debt financing, international and domestic, as may be required or desirable;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Toliara Project and/or Donald Project will not reach a positive FID.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, HMC, HMS products, REE products and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium, HMC, HMS product, REE product and REE prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our HMS production, RE Carbonate production, production of separated REE oxides or any other proposed REE activities, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that there are no material mining, processing and/or reclamation upsets, including geological, technical and processing problems, unanticipated metallurgical difficulties, less than expected recoveries, ground control problems, process upsets and/or equipment malfunctions, and/or tailings dam or facility instability or failure; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no additional conservation units or environmental protection areas or management plans or unanticipated restrictions that could impact planned exploration or production at or restrict the Company’s ability to or prevent the Company from exploring or mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company's existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES
We are a U.S. domestic issuer for United States Securities and Exchange Commission (the “SEC”) reporting purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are also listed on the TSX and are a reporting issuer in Canada, this Quarterly Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.
All mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework effective as of 2021, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
For purposes of S-K 1300 and NI 43-101, as of March 31, 2025, the Company is classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues (Note 17)	$16,898	$25,426
Operating costs and expenses:
Costs applicable to revenues	18,124	11,052
Exploration, development and processing	6,686	2,805
Standby	1,867	1,333
Accretion of asset retirement obligations	1,073	276
Selling, general and administration	15,341	7,939
Total operating costs and expenses	43,091	23,405
Operating income (loss)	(26,193)	2,021

Other income (expense):
Gain on sale of assets	355	—
Equity in loss of unconsolidated affiliate	(141)	—
Other income (loss) (Note 14)	(1,491)	1,617
Total other income (expense)	(1,277)	1,617
Income (loss) before income taxes	(27,470)	3,638
Income tax benefit	1,146	—
Net income (loss)	(26,324)	3,638
Net loss attributable to non-controlling interest	(27)	(1)
Net income (loss) attributable to Energy Fuels Inc.	$(26,297)	$3,639

Basic net income (loss) per share (Note 11)	$(0.13)	$0.02
Diluted net income (loss) per share (Note 11)	$(0.13)	$0.02

Items that may be reclassified in the future to income (loss)
Foreign currency translation adjustment	$(597)	$—
Comprehensive loss	(597)	—
Comprehensive income (loss)	$(26,921)	$3,638
Comprehensive loss attributable to non-controlling interest	(27)	(1)
Comprehensive income (loss) attributable to Energy Fuels Inc.	$(26,894)	$3,639

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$73,001	$38,603
Marketable securities (Notes 4 and 16)	89,638	80,854
Trade and other receivables, no allowance for credit losses, as of March 31, 2025 and December 31, 2024	20,370	37,763
Inventories (Note 6)	67,684	66,504
Prepaid expenses and other current assets	6,187	6,463
Total current assets	256,880	230,187
Mineral properties, net (Note 7)	283,375	278,330
Property, plant and equipment, net (Note 7)	57,031	55,187
Investments (Note 8)	20,954	15,890
Intellectual property, net (Note 3)	4,638	4,767
Restricted cash (Note 9)	20,176	20,002
Other assets	7,738	7,606
Total assets	$650,792	$611,969

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$23,915	$32,228
Asset retirement obligations (Note 9)	15,925	24,604
Contingent consideration (Notes 3 and 16)	1,725	1,764
Other liabilities	707	693
Total current liabilities	42,272	59,289
Asset retirement obligations (Note 9)	21,616	19,513
Other liabilities	1,475	1,490
Total liabilities	65,363	80,292
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 214,837,845 and 198,666,994 as of March 31, 2025 and December 31, 2024, respectively	1,017,803	937,889
Accumulated deficit	(430,320)	(404,023)
Accumulated other comprehensive loss	(6,669)	(6,072)
Total shareholders' equity	580,814	527,794
Non-controlling interest	4,615	3,883
Total equity	585,429	531,677
Total liabilities and equity	$650,792	$611,969

Commitments and contingencies (Note 14)

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	198,666,994	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued for cash by at-the-market offering	15,807,475	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Shares issued for the vesting of restricted stock units	293,306	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70,070	123	—	—	123	—	123
Cash received from non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,837,845	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429

Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690

See accompanying notes to the condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(26,324)	$3,638
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	1,271	668
Share-based compensation	2,605	1,345
Accretion of asset retirement obligations	1,073	276
Settlement of asset retirement obligations	(7,649)	—
Unrealized foreign exchange loss	1,423	702
Equity in loss of unconsolidated affiliates	141	—
Realized gain on marketable securities	(188)	(212)
Gain on sale of assets	(355)	—
Other, net	(76)	(24)
Changes in current assets and liabilities:
Marketable securities	852	(540)
Inventories	(180)	8,719
Trade and other receivables	17,400	(60)
Prepaid expenses and other current assets	236	(850)
Accounts payable and accrued liabilities	(9,060)	(4,821)
Net cash provided by (used in) operating activities	(18,831)	8,841
INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,309)	(4,783)
Additions to mineral properties	(4,284)	(2,476)
Purchases of marketable securities	(37,209)	(64,730)
Maturities of marketable securities	27,760	57,165
Purchase of investments	(5,682)	—
Proceeds from sale of assets	355	—
Net cash used in investing activities	(23,369)	(14,824)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	77,623	4,788
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(664)	(837)
Cash received from exercise of stock options	123	103
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)
Cash received from non-controlling interest	759	—
Net cash provided by financing activities	77,841	3,502
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,069)	(46)
Net change in cash, cash equivalents and restricted cash	34,572	(2,527)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$93,177	$72,497

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$56	$65
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$540	$(18)

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
Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) cancer treatments (See Note 3 – Transactions).
With its uranium, vanadium, REE, HMS and potential radioisotope production, the Mill is working to establish itself as a critical minerals hub in the U.S.
Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), wind turbines and other clean energy and modern technologies. Concurrently, the Company’s recycling program (which includes processing uranium from other uranium-bearing materials not derived from natural or native ores, referred to as “Alternate Feed Materials,” recycling tailings solutions and performing other activities for the recovery of uranium, vanadium and potentially other metals and radionuclides) works to reduce the levels of new production and natural disturbances needed to meet global energy demand by recycling feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. Through its uranium and REE production and long-standing recycling program, Energy Fuels works to help address global climate change by producing materials that ultimately reduce reliance on carbon dioxide (“CO2”) emitters, such as fossil fuels, while also ensuring that materials already extracted but only partially utilized are instead used to the fullest extent practicable so as to limit the global mining footprint and reduce the number of constituents ultimately disposed of. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer treatments.
As of March 31, 2025, the Company is a “production stage issuer” as defined by S-K 1300, as it is engaged in the material extraction of Mineral Reserves on at least one material property.
Mining Activities
The Company’s mining activities consist of the Mill, multiple conventional uranium mining projects and an ISR mining project (complete with an ISR recovery facility on standby). Of the conventional mining projects, the Pinyon Plain, Whirlwind, La Sal,

Bullfrog, Arizona Strip and Roca Honda Projects are located on the Colorado Plateau and within trucking distance of the Mill, while the Sheep Mountain Project is located in Wyoming and the Bahia Project is located in Brazil. The Company’s Nichols Ranch Project (including the Jane Dough and Hank Satellite deposits) is an ISR project located in Wyoming.
As of March 31, 2025, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Pinyon Plain, Nichols Ranch and Bahia Projects. The other conventional uranium mining projects are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for processing and recycling, while also expanding its REE initiatives and pursuing its TAT cancer-fighting initiatives.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements are presented in thousands of U.S. dollars, except for share and per share amounts. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2024. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions, balances and unrealized gains and losses on transactions between the Company and its subsidiaries are eliminated.
Segment Information
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure, as well as for evaluation of business performance and allocation of resources by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer. In October 2024, the Company reassessed and revised its operating strategies following the acquisition of Base Resources, as a result of which it determined that its reportable segments were based on uranium, HMS and REE. The CODM primarily uses operating income (loss) and net income (loss) to evaluate the performance of the Company’s reportable segments.
Recently Adopted Accounting Standard
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, as well as the amount and composition of other segment items. The Company adopted this standard prospectively on January 1, 2024 (see Note 19 – Reportable Segments).

3.    TRANSACTIONS
Acquisition of Base Resources
On October 2, 2024, EFR Australia Pty Ltd (“EFR”), a wholly owned subsidiary of the Company, completed the acquisition of all of the fully paid ordinary shares (the “Transaction”) of Base Resources pursuant to the Scheme Implementation Deed (the “Deed”).
Under the Deed, at closing, each holder of ordinary shares of Base Resources received consideration of (i) 0.0260 Company common shares for each Base Resources share held on the Scheme Record Date (being 5 pm Perth, Australia time on Wednesday, September 18, 2024) (the “Share Consideration”), and (ii) AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was $178.44 million and the total special dividend value was approximately $55.08 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions received the net proceeds from the sale of the Company’s common shares by a nominee in lieu of the Share Consideration.
The following table summarizes the acquisition date fair value of the consideration transferred:

Share Consideration	Shares	Per Share	Purchase Consideration
Energy Fuels Inc. common shares exchanged for Base Resources Limited ownership interest	31,920,983	$5.59	$178,438
Total consideration paid			$178,438
Base Resources, now a wholly owned subsidiary of the Company, owns the Toliara HMS and monazite project in Madagascar (the “Toliara Project”). In addition to its stand-alone ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Company believes the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in electric vehicles (“EVs”), hybrid EVs, and a variety of clean energy, defense and advanced technologies, which, upon development, are expected to be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Toliara Project. The Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The Company is working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and other mechanisms as appropriate. See Note 15 – Commitments and Contingencies for more information.
Base Resources also owns the Kwale HMS Project in Kenya, which completed its mine life in December 2024 and has reclamation activities ongoing.
In January 2018, Base Resources completed the acquisition of the Toliara Project in Madagascar with payment of $75.00 million in up-front consideration for an initial 85% interest. In January 2020, in accordance with the terms of the share sale agreement with seller World Titane Holdings Limited, Base Resources acquired the remaining minority interest in the Toliara Project. A further $17.00 million (deferred consideration) was payable on the achievement of key milestones, of which $0.17 million was paid prior to the Transaction closing. A change of control occurred as a result of the Transaction and Base Resources accelerated and paid the remaining $16.83 million of deferred consideration on October 16, 2024.
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. The Transaction has been accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805.

As of March 31, 2025, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed; therefore, the purchase price allocation for Base Resources is preliminary. As of March 31, 2025, remaining items to finalize the fair value include: deferred tax assets; mineral properties; property, plant and equipment; and other provisions. The purchase price allocation will be subject to further refinements that may result in adjustments to the fair value of assets acquired and liabilities assumed based on the available information at acquisition date. These refinements may result in changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the purchase price allocation for the Transaction:

October 2, 2024
Assets
Cash and cash equivalents	$26,479
Trade and other receivables	19,429
Inventories(1)	36,100
Prepaid expenses and other current assets	6,097
Total current assets	88,105
Mineral properties(2)	154,074
Property, plant and equipment, net(3)	12,000
Restricted cash	527
Other assets(6)	1,182
Total assets	255,888

Liabilities
Accounts payable and accrued liabilities(5)	25,270
Asset retirement obligations(4)	25,700
Contingent consideration	16,830
Other liabilities	490
Total current liabilities	68,290
Asset retirement obligations(4)	8,468
Other liabilities	692
Total liabilities	77,450
Net assets acquired	$178,438
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
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Rare Earth and Mineral Sands Project in Australia (the “Donald Project”). The Donald Project is a well-known HMS and REE deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Donald Project has most licenses and permits in place (or at an advanced stage of completion). The JV Agreement provides Energy Fuels the right to invest up to AUS$183.00 million (approximately $114.50 million at March 31, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $18.59 million has been invested through March 31, 2025 in preparation for a final investment decision (“FID”). If a positive FID is made, the remainder will be invested to develop the Donald Project and to earn into the full 49% interest in the Donald Project JV, and the Company will issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder would be issued upon such positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for funds invested in the Donald Project as of that date. As of March 31, 2025, the Company owned a 6.58% interest for funds invested in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 93.42% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its unaudited Condensed Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company's unaudited Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $18.59 million as of March 31, 2025. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
Acquisition of RadTran
On August 16, 2024, the Company acquired RadTran, LLC (“RadTran”), a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes separation of radium-226 (“Ra-226”) and radium-228 (“Ra-228”) from uranium and thorium process streams. This acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment.
Under the Acquisition, the purchase price paid by Energy Fuels to the owners of RadTran consisted of: (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of March 31, 2025, the Company believes it is probable it will achieve the milestone related to achieving initial production.
In accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), the Company has accounted for the acquisition of RadTran as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The purchase consideration includes cash paid at closing, common shares issued at closing, the fair value contingent consideration related to achieving initial production (see Note 16 – Fair Value), plus transaction costs, which was allocated to the acquired intellectual property. The contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to the Intellectual property and Contingent consideration on the unaudited condensed combined Balance Sheet with a cumulative amortization adjustment. The total purchase consideration as of August 16, 2024 was $4.83 million calculated as follows:

Cash	$1,500
Issuance of Common Shares	1,500
Fair value of contingent consideration	1,690
Direct transaction costs	139
Total purchase consideration	$4,829

Intellectual property is amortized on a straight-line basis over a weighted average life of 13.5 years and has a remaining weighted average life of 12.9 years.
The following is a summary of intellectual property, net:

Intellectual property, as of December 31, 2024	$4,767
Revision in estimate of fair value of contingent consideration	(39)
Amortization of intellectual property	(90)
Intellectual property, net, as of March 31, 2025	$4,638

4.    MARKETABLE SECURITIES
The Company has elected the fair value option for its marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value option was elected for these marketable debt securities, as the Company may sell them prior to their stated maturities after consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements. The stated contractual maturity dates of marketable debt securities held as of March 31, 2025 and December 31, 2024 are due within one year. Marketable equity securities are measured at fair value as of each reporting date, and realized and unrealized gains (losses) and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the Company’s marketable securities by significant investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2025
Marketable debt securities(1)	$73,227	$—	$768	$73,995
Marketable equity securities	28,159	(12,516)	—	15,643
Total marketable securities	$101,386	$(12,516)	$768	$89,638

December 31, 2024
Marketable debt securities(1)	$63,590	$—	$475	$64,065
Marketable equity securities	28,159	(11,370)	—	16,789
Total marketable securities	$91,749	$(11,370)	$475	$80,854
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    RECEIVABLES
The components of trade and other receivables are as follows:

	March 31, 2025	December 31, 2024
Trade receivables	$13,706	$29,019
Tax receivables	6,664	8,744
Total receivables, net	$20,370	$37,763

6.    INVENTORIES
Inventories consisted of the following items:

	March 31, 2025	December 31, 2024
Concentrates and work-in-progress	$41,026	$42,366
Inventory of ore in stockpiles	21,489	19,238
Raw materials and consumables	5,169	4,900
Total inventories	$67,684	$66,504

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	March 31, 2025	December 31, 2024
Toliara Project	$159,092	$153,510
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	9,338
Other	1,687	1,687
Total mineral properties	$284,982	$279,400
Less: accumulated depletion	(1,607)	(1,070)
Mineral properties, net	$283,375	$278,330
No depreciation expense was capitalized to mineral properties for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company capitalized $0.23 million of depreciation expense related to the mineral properties on the Condensed Consolidated Balance Sheets.
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	March 31, 2025	December 31, 2024
Land	N/A	$1,015	$1,015
Plant facilities	12 - 15 years	65,068	63,537
Mining equipment(1)	5 - 10 years	25,408	22,187
Light trucks and utility vehicles	5 years	4,025	4,081
Office furniture and equipment	4 - 7 years	1,936	1,918
Construction-in-progress	N/A	1,961	3,187
Total property, plant and equipment		$99,413	$95,925
Less: accumulated depreciation		(42,382)	(40,738)
Property, plant and equipment, net		$57,031	$55,187
(1)    Costs incurred for commissioning activities for the Company’s Phase 1 REE separation circuit at the Mill were capitalized. The Company offsets these costs upon sale of separated NdPr that is produced during commissioning of the Phase 1 REE separation circuit. During the three months ended March 31, 2025, the Company offset $0.04 million related to the sale of NdPr.

The Company recognized depreciation expense of $1.18 million and $0.67 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended March 31, 2025 and 2024, the Company capitalized $0.46 million and $0.07 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.

8.    INVESTMENTS
Investment in Unconsolidated Affiliate
As of March 31, 2025, the Company has a 6.58% equity interest in the Donald Project JV to develop the Donald Project with Astron. See Note 3 – Transactions for more information.
The Company’s net loss includes its proportionate share of the net loss of the Donald Project JV. When the Company records its proportionate share of net loss, it increases equity loss of unconsolidated affiliates in the consolidated statements of operations and comprehensive income (loss) and reduces the carrying value of that investment on its balance sheet. The Company uses the equity method of accounting to account for its investments in the Donald Project JV because it exercises significant influence, but not control, over the entities. The Company’s judgement regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Donald Project JV. The Company’s proportionate share of net loss was $0.14 million for the three months ended March 31, 2025.
Investment without a Readily Determinable Fair Value
The Company’s investments without readily determinable fair value include its investments in Westland Mineral Sands Co Limited and Tate Transition Metals Limited. The Company does not have significant influence over these investments.
The following table is a summary of the Company’s investments:

	March 31, 2025	December 31, 2024
Investment in unconsolidated affiliate	$17,984	$12,921
Investments without readily determinable fair values	2,970	2,969
Total investments	$20,954	$15,890
9.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations:

Asset retirement obligations, December 31, 2024	$44,117
Accretion of liabilities	1,073
Settlements	(7,649)
Asset retirement obligations, March 31, 2025	$37,541
The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities.

Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 14 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2024	$20,002
Additional collateral posted	174
Restricted cash, March 31, 2025	$20,176

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
Issued Capital Stock
During the three months ended March 31, 2025 and 2024, the Company issued 15.81 million and 0.62 million, Common Shares, respectively, under its at-the-market (the “ATM”) public offering program for net proceeds of $77.62 million and $4.79 million.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to Energy Fuels Inc.	$(26,297)	$3,639

Basic weighted average common shares outstanding	207,704,905	163,414,293
Dilutive impact of stock options and restricted stock units	—	1,218,484
Diluted weighted average common shares outstanding	207,704,905	164,632,777

Basic net income (loss) per common share	$(0.13)	$0.02
Diluted net income (loss) per common share	$(0.13)	$0.02
For the three months ended March 31, 2025 and 2024, a weighted average of 4.10 million and 0.30 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 1.02 million, respectively, for the three months ended March 31, 2025 and 2024, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the three months ended March 31, 2025, a weighted average of 0.27 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. See Note 3 – Transactions for more information.

12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and, most recently, on April 21, 2025, subject to ratification by the Company’s shareholders at its Annual and Special Meeting of Shareholders to be held on June 11, 2025) (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 10,000,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 7,500,000 (the “Full Value Share Authorization”). As of March 31, 2025, the total Common Shares authorized for future equity incentive plan awards was 3,508,877 Common Shares under the Total Share Authorization and 3,508,877 Common Shares under the Full Value Share Authorization.
On April 21, 2025, the Company amended the Compensation Plan including increases to Total Share Authorization to 17,500,000 and the Full Value Share Authorization to 12,500,000.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
	2025	2024
RSUs(1)	$2,007	$744
SARs	7	153
Stock options	818	448
Total share-based compensation expense(2)	$2,832	$1,345
(1)The fair value of the RSUs granted under the Compensation Plan for the three months ended March 31, 2025 and 2024 was estimated at the date of grant using the stated market price on the NYSE American.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Additionally, the Company capitalized $0.23 million of share-based compensation expense to Mineral properties on the unaudited Balance Sheet for the three months ended March 31, 2025. No share-based compensation expense was capitalized for the three months ended March 31, 2024.
As of March 31, 2025, there were $9.01 million and $4.45 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively. This expense is expected to be recognized over a weighted average period of 2.5 years and 1.7 years, respectively. There is no unrecognized expense remaining related to the SARs.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,143,146	$6.65
Granted	1,429,418	5.56
Vested	(428,540)	7.05
Forfeited	(19,834)	5.59
Unvested, March 31, 2025	2,124,190	$5.84

The fair value of RSUs that vested and were settled for equity was $2.22 million for the three months ended March 31, 2025.
Stock Appreciation Rights
The Company has granted SARs to executives and eligible employees from time-to-time.
Each SAR granted vests on the satisfaction of certain performance goals, and once vested, entitles the holder to receive, upon a valid exercise, payment from the Company in cash or Common Shares (at the sole discretion of the Company) in an amount representing the difference between the fair market value (“FMV”) of the Company’s Common Shares on the date of exercise and grant price. FMV as used herein means the closing price of the Common Shares on the TSX or the NYSE American on the last trading day immediately prior to the date of exercise.
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	1,016,745	$6.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2025	1,016,745	$6.67	2.05	$—
Exercisable, March 31, 2025	—	$—	0.00	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,016,745	$3.83
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Unvested, March 31, 2025	1,016,745	$3.83

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
Performance-Based Stock Options
In 2024 and 2025, the Company granted stock options to its executives and certain other high-level employees intended to incentivize them to achieve the Company’s strategic long-term goals over the specified terms of the grants, based on significant common share price growth objectives, and to reward them for achieving those growth objectives. The grants entitle the recipients to purchase one Common Share of the Company at an exercise price being a 10% premium to the higher of (i) the VWAP of the Common Shares of the Company on the NYSE American for the five trading days ending on the last trading day prior to the date of the meeting when granted, and (ii) the closing price of the common shares of the Company on the NYSE American on the last trading day prior to the date of such meeting (the “Performance-Based Options”). The Performance-Based Options vest as to 50% one year following the grant date and as to the remaining 50% two years following the grant date. The term of the Performance-Based Options is five years.
The fair value of all stock options, including Performance Based Options, granted under the Compensation Plan for the three months ended March 31, 2025 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.2%
Expected life	3.2 years
Expected volatility(1)	63.5%
Expected dividend yield	—%
Weighted average grant date fair value	$2.27
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all of the Company’s stock option activity, including Performance Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	$1.76 - $8.60	1,132,972	$6.58
Granted	4.85 - 6.11	1,912,243	5.95
Exercised	1.76 - 1.76	(70,070)	1.76
Forfeited	5.43 - 7.48	(30,789)	5.66
Expired	1.76 - 1.76	(39,017)	1.76
Outstanding, March 31, 2025	$2.92 - $8.60	2,905,339	$6.36	4.20	$1,113
Exercisable, March 31, 2025	$2.92 - $8.60	542,626	$6.95	2.87	$1,113
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	798,803	$3.35
Granted	1,912,243	2.27
Vested	(317,545)	3.76
Forfeited	(30,789)	0.84
Unvested, March 31, 2025	2,362,712	$2.46

13.    INCOME TAXES
As of March 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended March 31, 2025, the Company recorded an income tax benefit of $1.15 million due to loss before tax of $27.47 million with an effective tax rate of 4%. The tax benefit consists primarily of the reversal of the tax liability for Base Titanium Limited (“Base Titanium”) that was recorded prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. For the three months ended March 31, 2024, the Company did not record income tax expense on income before tax of $3.64 million. The effective tax rate for three months ended March 31, 2024 was 0%, which was a result of the full valuation allowance on net deferred tax assets.

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended March 31,
	2025	2024
Unrealized gain (loss) on marketable securities	$(852)	$540
Realized gain on maturities of marketable securities	188	212
Foreign exchange loss	(1,423)	(702)
Interest income (expense), net and other	596	1,567
Other income (loss)	$(1,491)	$1,617

The components of accounts payable and accrued liabilities are as follows:

	March 31, 2025	December 31, 2024
Mine closure redundancy	$6,057	$9,169
Accounts payable	6,780	7,508
Accrued operating expenses	5,423	6,507
Accrued payroll liabilities	3,622	6,558
Accrued capital expenditures	1,514	—
Accrued taxes	519	1,673
Deferred revenue	—	813
Total accounts payable and accrued liabilities	$23,915	$32,228

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

Base Titanium sought resolution of the dispute through arbitration commenced in Kenya in February 2017 brought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for Base Titanium to seek appointment of a new arbitrator. Base Titanium held off on seeking the appointment of a new arbitrator to allow for a potential amicable resolution of the matter. The matter remains unresolved and Base Titanium anticipates that it may need to recommence formal dispute resolution proceedings through arbitration.
As at the time of writing, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid directly to the KPA, and approximately $3.2 million held in the escrow account).
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
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances specified in the Mining Act had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed Base Titanium’s application by way of ruling dated February 10, 2022. Base Titanium is pursuing an appeal. The appeal was heard in the Court of Appeal on January 21, 2025, and a ruling is expected in Q2 2025. The primary case has been stayed, pending Base Titanium’s appeal.
The Company believes these claims lack merit and intends to vigorously defend against the claims. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which form part of Kwale Project's Special Mining Lease 23, that their prior relocation and resettlement was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that Base Titanium pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
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

Toliara Project
Although the Toliara Project holds a mining permit that allows production of ilmenite, rutile and zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into MOU with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. Now that the Government of Madagascar has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive FID, which the Company expects to make in Q2 2026.
While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism" consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification") under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM"); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment") in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Government of Madagascar has been working on an LGIM Amendment, and the Company expects to obtain Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required). The Company further expects the recovery of monazite to be included in the Toliara Project's mining permit. The Company currently expects that the LGIM Amendment process could be completed as early as Q2 2025 with the Project Certification and Investment Agreement, if required, approved by the end of Q3 2025. However, there can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof, or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, as reported in the Company’s Form 10-K for the year ended December 31, 2024, renewal costs for the remainder of 2025 are expected to total approximately $1.79 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s asset retirement obligations (“AROs”). The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2025, the Company has $20.18 million posted as collateral against undiscounted AROs of $67.98 million. As of December 31, 2024, the Company has $20.00 million posted as collateral against undiscounted AROs of $74.27 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
The Company’s financial instruments as of March 31, 2025 and December 31, 2024 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the its contingent consideration payment to RadTran using an indicated discount rate of 10.2%, as of the acquisition date, August 16, 2024 and 8.3% as of March 31, 2025, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets
Cash equivalents(1)	$—	$25,056	$—	$25,056
Marketable debt securities	—	73,995	—	73,995
Marketable equity securities	15,565	78	—	15,643
Total assets	$15,565	$99,129	$—	$114,694
Liabilities
Contingent consideration	—	—	1,725	1,725

December 31, 2024
Assets
Marketable debt securities	—	64,065	—	64,065
Marketable equity securities	16,718	71	—	16,789
	$16,718	$64,136	$—	$80,854
Liabilities
Contingent consideration	$—	$—	$1,764	$1,764
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
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2024	$1,764
Revision of estimate	(39)
Ending balance, March 31, 2025	$1,725

17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, HMS and RE Carbonate sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of March 31, 2025 and December 31, 2024, the Company's receivables from its contracts with customers was $13.71 million and $29.02 million, respectively.
Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and reportable segment to which it relates:

	Three Months Ended March 31,
	2025	2024	Reportable Segment
Heavy mineral sands	$15,543	$—	Heavy Mineral Sands
Uranium concentrates	—	25,314	Uranium
Alternate Feed Materials, processing and other	1,355	112	Uranium
Total revenues	$16,898	$25,426

18.    RELATED PARTY TRANSACTIONS
As part of the Company’s acquisition of RadTran, Saleem Drera, PhD, former President and CEO and 83% owner of RadTran, joined Energy Fuels as its Vice President of Radioisotopes, Radiological Systems and Intellectual Property. In this role, Dr. Drera leads Energy Fuels’ efforts to integrate RadTran’s proprietary technology, which includes a number of patents, pending patents, trade secrets and know-how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones.
On October 27, 2021, after closing on the sale of certain conventional uranium assets to Consolidated Uranium Inc. (“CUR”), the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company accrued $0.72 million as of March 31, 2025 and December 31, 2024 within Other assets on the Condensed Consolidated Balance Sheet related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

19.    REPORTABLE SEGMENTS
The Company’s operations are located in the U.S., Brazil, Kenya, Madagascar and Australia and are organized into three reportable segments: (i) uranium, (ii) HMS and (iii) REEs. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgements about the Company as a whole. The CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s reportable segments based on operating income (loss). Other income (loss) and income taxes are primarily managed and evaluated on a consolidated basis. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements.
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors generating carbon emission-free energy. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a byproduct of uranium process streams from its existing mines.
Heavy Mineral Sands
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Toliara Project and the Company’s equity method investment in the Donald Project JV. The Company recovers ilmenite, rutile, zircon and monazite.
Rare Earth Elements
The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company produced a mixed RE Carbonate from monazite at the Mill from 2021 to 2023. During the third quarter of 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill.

Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2025
		Heavy	Rare
		Mineral	Earth	Consolidated
	Uranium	Sands	Elements	Total
Revenues	$1,355	$15,543	$—	$16,898
Operating costs and expenses:
Costs applicable to revenues	—	18,124	—	18,124
Exploration, development and processing (excluding share-based compensation)(1)	5,196	1,250	—	6,446
Standby(1)	1,867	—	—	1,867
Accretion of asset retirement obligations	346	727	—	1,073
Selling, general and administrative (excluding share-based compensation)	4,659	5,206	3,111	12,976
Share-based compensation	888	1,213	504	2,605
Total operating costs and expenses	12,956	26,520	3,615	43,091
Operating loss	$(11,601)	$(10,977)	$(3,615)	$(26,193)
(1)    Includes depreciation, depletion and amortization expense of $0.48 million, $0.09 million and $0.71 million related to the uranium, HMS and REE segments, respectively. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and standby expense financial statement line items on the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended March 31, 2024
		Heavy	Rare
		Mineral	Earth		Consolidated
	Uranium	Sands	Elements	Unallocated(1)	Total
Revenues	$25,426	$—	$—	$—	$25,426
Operating costs and expenses:
Costs applicable to revenues	11,052	—	—	—	11,052
Exploration, development and processing (excluding share-based compensation)(2)	340	404	2,061	—	2,805
Standby(2)	1,333	—	—	—	1,333
Accretion of asset retirement obligations	276	—	—	—	276
Selling, general and administrative (excluding share-based compensation)	3,231	1,014	1,653	696	6,594
Share-based compensation	759	196	390	—	1,345
Total operating costs and expenses	16,991	1,614	4,104	696	23,405
Operating income (loss)	$8,435	$(1,614)	$(4,104)	$(696)	$2,021
(1) Corporate expenses that are not directly attributable to the uranium, HMS or REE segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $0.55 million, $0.04 million and $0.08 million related to the uranium, HMS and REE segments, respectively. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and standby expense financial statement line items on the consolidated statement of operations and comprehensive income (loss).

20.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 1.83 million Common Shares under the ATM for net proceeds of $8.34 million, after share issuance costs, through various transactions from March 31, 2025 to April 28, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP, included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. This Discussion and Analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Statement Regarding Forward-Looking Statements.”
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
The Mill is working to establish itself as a critical minerals hub in the U.S. with its uranium, vanadium, REE Product, HMS Product and potential radioisotopes production. Uranium is the fuel for carbon-free, emission-free baseload nuclear power and one of the cleanest forms of energy in the world. The REEs we are now producing are used to manufacture permanent magnets for EVs, hybrid EVs, wind turbines, advanced robotics, defense technologies and other technologies. The titanium and zirconium products derived from our HMS production are used for, in the case of titanium, aircraft engines and frames, spacecraft components, medical devices, pigments and other industrial and consumer goods uses, and, in the case of zirconium, fuel rod cladding and reactor components for nuclear power plants, high-temperature parts in jet engines and spacecraft, metal alloys, ceramics and abrasives and other uses in the medical field and chemical industry. The radioisotopes we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer treatments.
In addition, Energy Fuels recovers uranium from Alternate Feed Materials at its Mill, thereby recycling materials back into the market that would otherwise be lost to direct disposal.
The Company has also secured its own HMS sources of uranium- and REE-bearing monazite sands in furtherance of a fully integrated U.S.-based REE supply chain, which include the Toliara Project in Madagascar, the Donald Project in Australia through the Company’s Donald Project JV and the Bahia Project in Brazil.
The Company is currently: ramping up the mining of uranium ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah and stockpiling the mined ore at the Mill; processing stockpiled uranium ore and Alternate Feed Materials at the Mill for the recovery of U3O8 finished product; performing permitting and exploration activities at its Bahia HMS project in Brazil; negotiating stability arrangements, seeking final government approvals and performing permitting and development activities at its Toliara HMS project in Madagascar in preparation for a final investment decision (“FID”) expected in mid-2026; performing permitting and development activities at its Donald HMS joint venture project in Australia in preparation for an FID expected as early as December 31, 2025; performing various permitting, exploration, and development activities at its numerous uranium and uranium/vanadium properties in the United States; and performing final reclamation activities at its Kwale HMS project in Kenya.
Overview
Uranium Market Overview
The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future and that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, technology companies and citizens on decarbonization, electrification and security of energy supply. In addition, a number of factors, including restrictions on Russian uranium products in the U.S., transportation challenges, trade policies, production challenges and financial entities purchasing uranium on the spot market to hold for an extended period has the potential to result in higher sustained spot and term prices and to potentially induce utilities to enter into additional long-term contracts with non-Russian producers, such as Energy Fuels. Those factors additionally have the potential to foster security of supply, the avoidance of transportation and logistics issues and more certain pricing. Indeed, the past two years have seen the highest levels of long-term contracting by utilities since 2012, according to TradeTech.
We have four long-term uranium contracts with major U.S. utilities at this time. The Company also entered into one uranium ore purchase agreement with a third-party miner in the vicinity of the Mill during 2025 and has the potential to enter into additional agreements later in 2025 as market conditions warrant.
Recent Developments
During April 2025, the Company mined 4,604 tons of ore, containing roughly 151,400 pounds of uranium with an average grade of 1.64% eU3O8 at its Pinyon Plain mine, which the Company believes is one of the highest-grade uranium mines in U.S. history. Production rates at the mine have steadily increased over the past several months as the Pinyon Plain mine is ramping up, with April's results representing the largest monthly production rate since mining began last year. Furthermore, as mined ore grades so far are significantly higher than the gamma probe grades from previous drill programs, the Company believes it will mine considerably more uranium from the Main Zone of the deposit versus what is described in the Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project (“PFS”) prepared in February 2023 in accordance with S-K 1300 and NI 43-101. As a result, the Company has increased its uranium mining guidance for 2025 (see “Changes in Guidance” below), with the high end of the increased guidance assuming that the high grades mined and the increased mining rate experienced during April 2025 will persist at least for the remainder of 2025.
On April 17, 2025, the Company announced it has successfully developed the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and yttrium, at scale at the Mill, which are six (6) of the seven (7) rare earth oxides that are now subject to newly enacted Chinese export controls, amid increasing trade tensions between the U.S. and China and at the same time President Trump commenced a Section 232 investigation on imports of processed critical minerals, including the rare earth, uranium, and vanadium oxides produced by the Company. The Mill currently has the commercial capacity, in its Phase 1 REE separation circuit to process monazite ore concentrates into separated neodymium-praseodymium (“NdPr”) oxide. Through its ongoing test work at the Mill, the Company believes it now has the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce these six (6) rare earth oxides from monazite relatively quickly with appropriate U.S. government support and/or market conditions.
However, until such time as the Mill completes its stand-alone Phase 2 REE separation facilities, expected in 2028, the Mill can either process uranium and uranium/vanadium ores or it can process monazite for the recovery of uranium and REEs through its Phase 1 REE separation facilities, but it cannot do both activities at the same time, due to the use of some shared facilities for those activities. As a result, the Mill has historically stockpiled mined uranium ore until such time as it has enough stockpiled conventional ore to justify a Mill processing run, after which the Mill can be switched over to other uses, such as monazite processing for uranium and REEs, relatively easily and at low cost. This has historically not been an issue, as the Mill has a larger throughput capacity and can process uranium ore much faster than it is mined. It does, however, require that Mill processing runs be scheduled depending on the timing of conventional uranium ore processing and other needs of the Mill.
In light of the higher mining rate expected at the Pinyon Plain mine for the remainder of 2025 and in subsequent years, and in order to produce enough uranium finished product in 2025 to allow the Company to fulfill its contract deliveries in 2025, 2026 and a good portion of 2027 and to thereby allow the Company to free-up the Mill to complete an REE processing campaign in 2026 and/or to make any process changes at the Mill in 2026 if needed to help the U.S. government meet its critical minerals requirements, the Company currently plans to conduct a conventional ore processing campaign at the Mill in Q4 2025, whereas under its previous guidance it assumed the current uranium ore processing run at the Mill would cease at the end of Q2 2025 to be resumed in a later year. As a result of the addition of this planned conventional ore Mill run in Q4 2025, the Company has increased its finished U3O8 production guidance for 2025 (see “Changes in Guidance” below). The timing of this planned Q4 2025 uranium ore Mill run could change, depending on the Company’s involvement in any government activities aimed at increasing U.S. REE processing capability in 2025 that could dictate a change in Mill scheduling and a further change to the Company’s guidance.
Finally, the major U.S. utility company to which the Company is obligated to deliver 250,000 pounds of U3O8 in 2025, plus or minus 20%, has recently specified that it has opted to take delivery of 220,000 pounds of U3O8, for delivery in Q2- or Q3 2025 under its contract for 2025, thereby providing more certainty to the Company’s contractual uranium sales obligations in 2025. As a result, the Company has adjusted its uranium sales guidance for 2025 accordingly (see “Changes in Guidance” below).

Changes in Guidance
As a result of these developments, the Company is pleased to provide its updated production, sales and inventory guidance for 2025 as follows:

	Previous Guidance		Revised Guidance		Change in
	Low	High	Low	High	Midpoint (%)
Mined (contained pounds of U3O8)	730,000	1,170,000	875,000	1,435,000	22%
Alternate Feed Materials and other (contained pounds of U3O8)(1)	160,000	200,000	160,000	200,000	—%
Processed (pounds of U3O8)	200,000	250,000	700,000	1,000,000	278%
Sales (pounds of U3O8)(2)	200,000	300,000	220,000	220,000	(12)%
Finished goods (pounds of U3O8)	290,000	445,000	925,000	1,225,000	193%
Total inventories (contained pounds of U3O8)	1,655,000	2,340,000	1,985,000	2,585,000	14%
(1) Other includes ore purchases from 3rd party miners and potential cleanup from abandoned uranium mine (“AUM”) materials.
(2) The Company has not elected not to sell inventory into the sport market at this time but may do so subject to market conditions.
During 2025, the Company expects to mine ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, containing 875,000 to 1,435,000 pounds of U3O8, depending on ore grades, mining rates, contract requirements and market conditions, which will be stockpiled at the mines and Mill pending processing at the Mill, which is up from the Company’s most recently published guidance of 730,000 to 1,170,000 pounds of U3O8 in 2025. In addition, the Company expects to receive additional Alternate Feed Materials, AUM cleanup material from the Navajo Nation and ore purchased from third-party mining companies containing approximately 160,000 to 200,000 pounds of U3O8, which, when combined with the ore mined/to be mined by the Company at its own projects, is expected to result in total inventories (uranium-contained-in-ore inventories, work-in-process and finished U3O8 inventory) of approximately 1,985,000 to 2,585,000 pounds of U3O8 up from the Company’s most recently published guidance of 1,655,000 to 2,340,000 pounds of U3O8. Uranium processing activities are currently expected to result in total finished uranium production of 700,000 to 1,000,000 pounds of U3O8 for 2025, up from the Company's most recently published guidance of 200,000 to 250,000 pounds of uranium for 2025, which (combined with existing finished goods inventories) is expected to be sufficient to complete all currently contracted uranium sales in 2025 and 2026 and a large portion of currently contracted uranium sales in 2027.
The final mix between quantities of U3O8 contained in ore inventories and quantities of U3O8 in finished product inventories at the end of 2025 will depend on the timing of processing stockpiled uranium ore at the Mill (which is currently scheduled to include a conventional ore Mill run in Q4 2025), on any additional ore purchases from third-party mining companies, on any Alternate Feed Materials and other cleanup materials received and on any spot uranium sales or purchases the Company may elect to complete in 2025 in response to uranium prices, market conditions, contract requirements and other factors. Generally, at current spot prices the Company plans to continue to mine uranium ore from its mines, to stockpile the mined ore for future processing, and to process the mined ore only as required to fill deliveries under its long-term contracts, which are currently priced at higher than current spot prices for uranium, and are thereby expected to generate higher margins upon processing and sale in the future compared to processing for delivery into spot sales at this time. This is consistent with the Company’s approach in 2024, during which all the Company’s uranium ore mined in 2024 was stockpiled at the Mill, and none of that ore was processed into finished uranium product or sold in 2024, resulting in no revenues or margins from uranium ore mined in 2024. Instead, the Company elected to stockpile the uranium ore mined in 2024 for processing in 2025 for sale at higher margins into the Company’s 2025 and 2026 deliveries under its long-term sales contracts. Uranium sales in 2024 were limited to sales from pre-existing inventories and only for delivery under the Company’s long-term contracts in 2024.
Currently, the Company plans to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines during Q4 2025, containing up to 700,000 pounds of U3O8, subject to market conditions, contract requirements and the Mill’s schedule, which, along with the expected production of 300,000 pounds of U3O8 in Q1 and Q2 2025, would be expected to result in total finished product uranium production in 2025 at the high end of the 700,000 to 1,000,000 range. The finished goods uranium inventory from this currently planned Q4 2025 processing campaign, along with existing finished goods inventories, is expected to be sufficient to satisfy the Company’s 2025, 2026 and a large portion of its 2027 delivery requirements, at higher margins than would be expected compared to spot sales at this time. The Company currently plans to process this larger amount of uranium ore in 2025, rather than deferring a portion of the Company’s processing requirements to 2026 and 2027, in order to allow the Company to be able to complete an REE processing campaign in 2026.

Of this 700,000 to 1,000,000 pounds of uranium currently expected to be produced in Q4 2025, approximately 220,000 pounds are expected to be sold under the Company’s long-term contracts in 2025 and the remainder is expected to be sold under the Company’s long-term contracts in 2026 and 2027, resulting in an expected increase in the Company’s finished goods inventory to approximately 925,000 to 1,225,000 pounds of finished U3O8 by the end of 2025. As with 2024, this will result in a deferral of revenue recognition and expected margins in connection with the Company’s mined ore and other inventories from 2025 to 2026 and 2027, in order to recognize higher sales prices and hence higher margins from sales into the Company’s higher priced long-term contracts in 2026 and 2027.
Uranium Permitting and Development Activities
Additionally, the Company is continuing to prepare two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch, respectively) for expected production within one year from a “go” decision and is advancing several other of its large-scale U.S. mine projects in order to increase uranium production in the coming years, as market conditions warrant. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year in as early as 2026. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or the procurement of additional long-term contracts. In 2025, the Company also plans to continue advancing its permitting and development on the Roca Honda and Bullfrog Projects, which together with the Company’s Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of uranium on the spot market to supplement its uranium production if necessary to fulfill existing contract requirements.
Other Mill Activities
The Company continually seeks to maximize capacity utilization at the Mill and new sources of revenue, including through its emerging REE/HMS and potential TAT radioisotopes business lines, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also entered into an agreement with the Navajo Nation in January 2025, which could open the door to the Company assisting in the cleanup of AUM materials left over from Cold War era government programs predating the Company while recycling uranium from ore historically lost to direct disposal.
REE Activities
The Company also believes the long-term fundamentals of the REE sector point to higher sustained pricing. According to industry forecaster Adamas Intelligence, the demand for REEs is expected to be primarily driven by increased demand for neodymium-iron-boron (“NdFeB”) magnets used in robotics, advanced air mobility and EVs (including hybrid EVs). Adamas forecasts demand for separated NdPr, dysprosium (“Dy”) and terbium (“Tb”) to grow at a compound annual growth rate (“CAGR”) of 8.7% through 2040, while global production is expected to grow at a slower rate of 5.1%. Robotics are expected to become the largest demand driver for NdFeB magnets through 2040. The Company is also observing significant interest in creating new REE supply chains that are not connected to China, further compounding the REE opportunity for Energy Fuels.
The Company has significantly advanced its REE programs, including the commissioning of commercial REE (NdPr) separation capabilities at the Mill while securing HMS mines that are expected to supply significant quantities of natural monazite sands feedstock to the Mill for processing into separated REE products, which is expected to be produced as a low-cost byproduct of primarily ilmenite, rutile and zircon from HMS mining. This includes the Company’s recent acquisition of Base Resources, which owns the Toliara Project, and through its recently formed joint venture with Astron to jointly develop the Donald HMS and REE Project (in addition to the Bahia Project, which the Company acquired in 2023).
The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q2-2024, which is capable of processing 8,000 to 10,000 tonnes of monazite per year into 850 to 1,000 tonnes of separated NdPr per year, plus a samarium plus (“Sm+”) heavy RE Carbonate. The Company is also advancing engineering and permitting on its Phase 2 separation facilities at the Mill to enable the processing of up to 60,000 tonnes of monazite and the production of up to 4,000 to 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials (see “Rare Earth Element Initiatives” below). During Phase 1 commissioning, the Company produced approximately 38 tonnes of separated NdPr, which is currently being qualified by REE metal and magnet manufacturers to enable future offtake of the Company’s separated REE products expected to be produced at the Mill from monazite feedstocks originating at the Toliara, Donald and/or Bahia Projects (subject to all required licenses, permits and permissions being obtained), in addition to third-party feedstocks that may be purchased from third parties. The Company also plans to continue to evaluate potential opportunities in REE metal, alloy and magnet-making as they may arise.

HMS Activities
With respect to its HMS activities, the Company plans to continue advancing each of its Donald and Toliara HMS projects to a FID by as early as late-2025 and mid-2026, respectively. The Company is also updating the 2021 Australian Joint Ore Reserves Committee (“JORC”)-compliant Toliara Definitive Feasibility Study (“DFS”) and 2024 JORC-compliant Toliara Prefeasibility Study (“PFS”) into a combined S-K 1300 and NI 43-101-compliant feasibility study (“FS”), and the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, both of which are expected to be completed later in 2025. The Company also plans to advance its permitting efforts and restart its drilling program at the Bahia Project in 2025, once the appropriate permits and surface access arrangements are in place, with the goal of getting enough information to declare an S-K 1300-compliant initial assessment and NI 43-101-compliant technical report in late 2025 or early 2026.
Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 following depletion of the remaining ore reserves previously reported in accordance with the JORC standards. Processing activities concluded in early January 2025. The sale of almost all remaining product stockpiles was completed during Q1 2025. Additional costs of winding-down activities and mining lower mineral grades were incurred during the fourth quarter of 2024 and included in product stockpiles that were sold during the first quarter of 2025. As a result, the Company incurred a loss in connection with its Q1 2025 sales. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all mining areas are fully reclaimed in accordance with all applicable legal standards. Reclamation of the South Dune mining area was completed in 2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas scheduled for completion in 2025. Reclamation of the tailings storage facility onsite has commenced and is expected to be completed by 2027, with ongoing management and monitoring expected to continue through 2037.
TAT Activities
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
Increase in Working Capital
We continually evaluate the optimal mix of production, inventory and purchases in order to retain the flexibility to deliver long-term value.
During the first quarter of 2025, the Company increased its working capital from $170.90 million to $214.61 million, thereby maintaining the strong balance sheet necessary for the Company to develop its ongoing projects.
Mill Activities
During the three months ended March 31, 2025, the Mill focused on processing stockpiled Alternate Feed Materials and conventional ores during Q1 2025, which resulted in production of 150,000 pounds of U3O8. Expected production from processing stockpiled Alternate Feed Materials and conventional ores during Q2 2025 is expected to be approximately 150,000 pounds of U3O8. No REE separation or vanadium production occurred during Q1 2025, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production.
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes throughout Q1 2025 while advancing discussions with buyers interested in off-takes for the material (see “Recovering Medical Isotopes for Advanced TAT Cancer Treatments” below).
During 2025, the Company expects to receive additional Alternate Feed Materials and AUM cleanup material and to purchase ore from third-party mining companies for a total combined U3O8 content of approximately 160,000 to 200,000 pounds. In addition, the Company expects to produce approximately 300,000 pounds of finished U3O8 during the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials, and currently expects to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines along with Alternate Feed Materials in Q4 2025, which would be expected to result in total uranium production during 2025 of up to 1,000,000 pounds of finished U3O8 depending on market conditions, contract requirements and the Mill’s processing schedule.

The Company also plans to continue to pursue additional Alternate Feed Materials, third-party processing, ore purchases and other sources of feed for the Mill (including potential material recovered from AUMs and other land cleanup work) and, when market conditions warrant, to pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions.
The Company expects to have a total of 1,985,000 to 2,585,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. Having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected.
Conventional Uranium Mine Activities
During the three months ended March 31, 2025, the Company continued ramping up ore production at the Pinyon Plain mine, La Sal mine and Pandora mine.
During the three months ended March 31, 2025, the Company mined approximately 12,000 tons of ore containing approximately 115,000 pounds of U3O8 from the Pinyon Plain, La Sal and Pandora mines. Subject to market conditions, the Company currently expects to mine 55,000 to 80,000 tons of ore containing approximately 875,000 to 1,435,000 pounds of contained U3O8 from its Pinyon Plain, Pandora and La Sal mines during 2025. Such uranium-bearing ore will be stockpiled at the mines or Mill for processing during the remainder of 2025 or at a future date, subject to market conditions, contract requirements and the Mill’s processing schedule. The Company also expects to purchase uranium ore from third-party miners in the region, and there is the potential to receive additional Alternate Feed Materials and mine cleanup materials, expected to total approximately 160,000 to 200,000 pounds of additional contained uranium in ore inventories.
The Company currently expects to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines in Q4 2025 containing up to 700,000 pounds of U3O8, with the remainder of the mined ore and Alternate Feed Materials stockpiled at the mines or Mill for processing during 2026 or 2027, subject to market conditions, contract requirements, and the Mill’s schedule. This is expected to result in the production of an additional 700,000 pounds of finished U3O8 in Q4 2025 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines, which when added to the Company’s expected production of approximately 300,000 pounds of finished U3O8 through the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials, would result in the production of up to 1,000,000 pounds of finished U3O8 product in 2025.
Ore mined during 2025 that is not included in the expected Q4 2025 processing run will remain stockpiled at the Mill and included in the Company’s inventories of U3O8 contained in stockpiled ore at the end of 2025. Having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed, rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected.
On January 29, 2025, the Company announced it had signed a landmark agreement with the Navajo Nation governing the transport of uranium ore along federal and state highways crossing the Navajo Nation. Ore transport from the Pinyon Plain mine in northern Arizona to the Mill resumed on February 12, 2025. Upon resolution of this matter, the Company resumed mining at the Pinyon Plain mine.
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to be able to commence uranium production within one (1) year from a “go” decision, which could increase Energy Fuels’ uranium production to a run-rate of over two (2) million pounds of U3O8 per year starting as early as 2026, as market conditions may warrant.
Through the remainder of 2025, the Company also plans to continue advancing permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico, and its Bullfrog Project in Utah, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. These projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.

Uranium Exploration Activities
In addition to the increase in mined ore grades at the Pinyon Plain mine in Q2 2025 (see “Recent Activities” above), the Company has obtained initial results from its 2024 – 2025 underground drill program in another area of mineralization at the Pinyon Plain mine called the “Juniper Zone.” The February 2023 Pre-Feasibility Study for the Pinyon Plain mine includes a Mineral Resource estimate for the Juniper Zone of 703,000 pounds of U3O8 at an average grade of 0.95% contained in 37,000 tons of Indicated Mineral Resources, in addition to a small amount of Inferred Mineral Resources. New drill results show numerous additional high-grade intercepts within the Juniper Zone and other zones within the deposit, which together have the potential to significantly increase the mineable uranium resources at the mine.
49 core holes were completed in the Juniper Zone drilling program. Drill core is currently being sampled and will be sent for analytical testing. Highlights from the drilling program include the following intercepts:
•PPCH-028: 13.4 ft with an average grade of 7.02% eU3O8
•PPCH-029: 7.5 ft with an average grade of 7.50% eU3O8
•PPCH-033: 9.3 ft with an average grade of 2.02% eU3O8
•PPCH-034: 17.5 ft with an average grade of 5.70% eU3O8
◦including 4.0 ft with an average grade of 20.11% eU3O8
•PPCH-035: 5.0 ft with an average grade of 5.15% eU3O8
•PPCH-036: 7.5 ft with an average grade of 3.17% eU3O8
•PPCH-043: 11.0 ft with an average grade of 1.89% eU3O8
†All drill holes were logged with calibrated Mt. Sopris gamma probes owned or rented by the Company. All probes were calibrated at the U.S. Department of Energy test pits in Grand Junction, CO. Equivalent U3O8 grades (“eU3O8”) are calculated using indirect readings of contained in-situ uranium based on gamma radiation emitted by uranium daughter products.
All drill holes targeted the Juniper Zone and were completed from two underground drill stations. The Company believes these drill results confirm that the Juniper Zone is another very high-grade zone of uranium mineralization. The Company is planning to conduct additional drilling in the Juniper Zone as it continues development of that area. The Company plans to incorporate these results into an updated S-K 1300/NI 43-101 technical report for the Pinyon Plain mine later this year, which the Company believes will significantly increase the uranium reserves and resources at the Pinyon Plain mine and result in a lower mining and milling cost per pound.
ISR Uranium Extraction and Recovery Activities
The Company produced de minimus quantities of U3O8 at its Nichols Ranch ISR Project during the three months ended March 31, 2025, as it remained on standby. Although the Company does not expect to produce significant quantities of U3O8 through the remainder of 2025 from Nichols Ranch, the Company is undertaking exploration and development activities during the remainder of 2025 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch, the Company currently holds 34 fully permitted, undeveloped wellfields, including four wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of March 31, 2025, the Company held approximately 595,000 pounds of finished uranium inventories located at the Mill and at conversion facilities in North America. Additionally, as of March 31, 2025, the Company held approximately 710,000 pounds of additional U3O8 contained in stockpiled ore, Alternate Feed Materials and work-in-process at the Mill or nearby mine sites that can potentially be processed and recovered expediently in the future, as market conditions and contract requirements may warrant.
The Company expects to produce another 150,000 pounds of finished uranium inventories from stockpiled uranium ore and Alternate Feed Materials during the first half of 2025, for total expected U3O8 production of approximately 300,000 pounds during the first half of 2025 and currently expects to produce up to another 700,000 pounds of finished U3O8 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines in Q4 2025, subject to market conditions, contract requirements, and the Mill’s schedule. As a result, total inventories of finished product available for sale in 2025 are currently expected to total approximately 925,000 to 1,225,000 pounds of finished U3O8, depending on whether the Company processes the Pinyon Plain, La Sal and Pandora ore in Q4 2025, as currently expected.

The Company expects to sell 220,000 pounds of uranium during the remainder of 2025, under the Company's existing long-term contracts with utilities. As a result of these sales, the Company currently expects that finished U3O8 inventory will total approximately 925,000 to 1,225,000 pounds U3O8 at the end of 2025 and contained uranium in stockpiled uranium ore inventories will total approximately 1,060,000 to 1,360,000 pounds of U3O8, totaling 1,985,000 to 2,585,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. Again, the mix between increased contained uranium in ore inventories and finished U3O8 product inventory at the end of 2025 will depend on the timing of the processing of stockpiled uranium ore at the Mill, of which a quantity of ore containing up to 700,000 pounds of U3O8 is currently expected to be processed in Q4 2025 with the remainder deferred to subsequent years, and any spot uranium sales or purchases the Company may elect to complete during the remainder of 2025.
As of March 31, 2025, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2025
The Company sells uranium into its existing long-term contracts and continually evaluates selling a portion of its inventories on the spot market or new term contracts in response to future upside uranium price movements. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet contract obligations and gain exposure to future price increases.
Uranium Sales
As previously disclosed, the Company has four long-term contracts with major U.S. nuclear utilities and additionally entered into one spot purchase agreement during the three months ended March 31, 2025.
The four long-term utility contracts require future deliveries of uranium between 2025 and 2030 with base quantities totaling 2.77 million pounds of uranium sales remaining over the period, and between 2.07 million and 3.85 million pounds of deliveries of uranium over that time period based on the buyer’s exercise of options and quantity flexibility. Having observed a uptick in interest from nuclear utilities seeking long-term uranium supply, along with continued strong long-term prices, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
Under the current portfolio of contracts, the Company expects to sell 220,000 pounds of uranium during Q2 or Q3 2025. The Company holds uncommitted inventory and, with the benefit of production in 2025 and potentially further into the future, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2025 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill’s schedule for processing uranium ore stockpiles at the Mill.
The Company entered into one agreement during Q1 2025 for the purchase of 50,000 pounds of U3O8 at a price of $64.75 per pound.
As mentioned above, the Company expects total inventories of uranium contained in uranium ore, together with finished U3O8 product inventories, to total between approximately 1,985,000 to 2,585,000 pounds of U3O8 at year-end 2025, subject to production levels for the remainder of 2025, any ore purchases from 3rd parties and uranium sales and purchases. Energy Fuels’ uranium inventory provides the Company with financial flexibility, and the Company believes its existing inventories, purchases and new production will be sufficient to meet contract requirements through 2025 and over the life of the supply contracts, along with discretionary spot sales for the remainder of 2025 and beyond, as market conditions may warrant.
Vanadium Sales
The Company did not sell any vanadium during the three months ended March 31, 2025. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/2019 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
The Company intends to continue to selectively sell its V2O5 inventory on the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.

Rare Earth Sales
During the three months ended March 31, 2025, the Company sold 1.2 tonnes of its NdPr produced from the Mill’s newly installed and commissioned Phase 1 separation circuit to POSCO International (“POSCO”) for sampling to validate that the material meets POSCO’s applicable specifications, which the Company’s NdPr met. The Company offset $0.04 million from the sale of NdPr against commissioning costs capitalized related to the Company’s Phase 1 separation circuit. As of March 31, 2025, approximately 37 tonnes of separated NdPr remain in inventory. Additionally, the Company has approximately 28 tonnes of NdPr plus approximately 4 tonnes of Sm+ RE Carbonate in solution in its Phase 1 separation circuit. Samples of the Company’s NdPr product have been sent to permanent magnet and other companies around the world for product qualification. Initial testing responses have been positive.
While the Company continues to make progress on its separated REE production and additional capital is spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when throughput rates are increased and optimized, which is expected in the 2027-2028 timeframe, assuming completion of the development of the Donald Project and/or Toliara Project and the provision of a steady stream of monazite from those projects to the Mill. Throughout this process, the Company is gaining important knowledge, experience and technical information, while also having its products qualified by end-users, all of which are valuable for current and future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Heavy Mineral Sands Sales
During the three months ended March 31, 2025, the Company sold 12,852 tonnes of ilmenite, 6,836 tonnes of rutile and 1,429 tonnes of zircon and low-grade products for total sales of $15.54 million.
Heavy Mineral Sands Initiatives
The Company made the strategic decision to enter the HMS sector in order to control the Company’s internal costs and supply chains for its primary REE feedstock: monazite. Monazite is a superior REE mineral, as it contains excellent distributions of the “magnet” REEs (NdPr, Dy and Tb) and other “heavy” REEs such as Sm, gadolinium (“Gd”), lutetium (“Lu”) and yttrium (“Y”) which are in short supply and used in a number of technological and defense applications. Notably, monazite can be processed at the Company’s Mill by leveraging existing licenses, infrastructure and expertise. HMS mines (titanium and zirconium minerals, including ilmenite, rutile and zircon) also present an attractive future opportunity for the Company by providing an expected low-cost and large-scale monazite feedstock that the Company may then process into separated REE products at the Mill. To date, the Company has acquired 100% interests in the Toliara (Madagascar) and Bahia (Brazil) Projects, and has the right to earn up to a 49% joint venture interest with Astron Corporation in the Donald Project (Australia) pursuant to which Energy Fuels expects to offtake all REE-monazite.
Acquisition of Base Resources
On October 2, 2024, the Company completed its acquisition of Base Resources. At closing, each holder of ordinary shares of Base Resources received share consideration and AUS$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total share consideration issued by Energy Fuels was approximately $178.4 million and the total special dividend value was approximately $55.1 million. See Note 3 – Transactions to the consolidated financial statements for more information.
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
Although the Toliara Project holds a mining permit that allows production of Ilmenite, Rutile and Zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project. Based on progress made in the negotiation of fiscal terms, the Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024 the Company entered into an MOU with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. Now that the Government of Madagascar has lifted the suspension, the Company has re-commenced development and investment in the Project, is re-establishing community and social programs, and is advancing the technical, environmental and social activities necessary to achieve a positive FID, which the Company expects to make in mid-2026.

While the Company is progressing towards an FID, the Company will continue working with the Government of Madagascar to formalize the terms and conditions set out in the MOU through the implementation of a “Stability Mechanism” consisting of one or a combination of the following: (a) submittal of an Investment Agreement to the Madagascar Parliament for approval as law and certification of the Toliara Project (“Project Certification”) under existing law establishing a special regime for large scale investments in the Malagasy mining sector (the “LGIM”); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment”) in a form that provides for the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, for large-scale projects and have Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required) submitted to Parliament for approval as law; and/or (c) another agreed upon mechanism that achieves the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements, applying to large-scale mining projects. The Government of Madagascar has been working on the LGIM, and the Company expects to obtain Project Certification under the amended LGIM, together with an Investment Agreement (if reasonably required). The Company currently expects that the LGIM Amendment process could be completed as early as Q2 2025 with the Project Certification and Investment Agreement, if required, approved by the end of Q3 2025. In parallel, the Company and the Government of Madagascar are working through the process for having Monazite added to the Toliara Project’s mining permit. There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof, or obtaining approval of the addition of Monazite to the mining permit or the timing thereof. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any final investment decision in relation to the Toliara Project or prevent or otherwise have a significant effect on the development of the Toliara Project or ability to recover Monazite from the Toliara Project.
Base Resources also owns the Kwale Project in Kenya, which completed its mine life in December 2024 and has commenced reclamation activities.
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed the JV Agreements with Astron, creating the Donald Project JV to jointly develop and operate the Donald Project in Australia, which is a well-known HMS and REE deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has most licenses and permits in place (or at an advanced stage of completion) for ilmenite, rutile and zircon production and is in the process of updating those licenses to also include the production of monazite. The JV Agreement provides Energy Fuels the right to invest up to AUS$183.00 million (approximately $114.50 million at March 31, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company has agreed to issue Common Shares to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 and the remainder will be issued upon a positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the September 24, 2024 share issuance and for funds invested in the Donald Project to that date. As of March 31, 2025, the Company has earned in total a 6.58% interest for total funds of $18.59 million invested in the Donald Project to date plus the value of the September 24, 2024 issuance. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 93.42% interest. See Note 3 – Transactions for further information.
REE Separation Circuits at the Mill
The Company continues to make progress at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company produced a mixed RE Carbonate from monazite sands at the Mill between 2021 and 2024. Energy Fuels recently completed its Phase 1 REE Separation circuit, which is now capable of producing commercial quantities of separated NdPr (the Company produced 38 tonnes of high-purity NdPr during commissioning). The Company is also planning its Phase 2 REE separation circuit to increase NdPr separation capacity and to install the capacity to produce separated Dy, Tb) and potentially other “heavy” REEs such as Sm, Gd, Lu and/or Y as well as to install a dedicated crack-and-leach circuit to enable the simultaneous production of both uranium/vanadium from conventional ores and uranium and REEs from monazite ores. The Company is focused on using monazite feedstock at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) as well as Sm, Gd, Lu and Y compared to many other REE-bearing minerals. These REEs are used in the powerful NdFeB magnets that power the most efficient EVs, along with uses in other clean energy, industrial and defense technologies. The uranium contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits.
The Company completed and commissioned its Phase 1 REE separation circuit at the Mill during 2024. The Phase 1 REE separation circuit involved modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of separated NdPr per year. With the commissioning of the Phase 1 REE separation circuit, the Mill produces separated NdPr and an Sm+ mixed RE

Carbonate that contains only the heavy REEs (including Dy, Tb, Sm, Gd, Lu and Y). The Sm+ mixed RE Carbonate can be sold on the market to other facilities to separate the heavy REEs or stockpiled at the Mill for separation of the heavies upon completion of the Phase 2 REE separation facility.
Through the Phase 2 REE separation facility, Energy Fuels is expected to expand its NdPr separation capabilities at the Mill with an expected processing capacity of approximately 50,000 tonnes of monazite per year containing approximately 25,000 tonnes of TREO and approximately 5,000 tonnes of NdPr per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2 prior to construction of the expanded NdPr separation capabilities. During Phase 2, Energy Fuels expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy and Tb, each of which has a commercial market at this time due to its importance in the production of permanent magnets for EVs and other uses, and potentially: Sm, Gd, Lu and/or Y, each of which does not currently have a commercial market but is of interest to the U.S. government for national security purposes. The Company will also evaluate the potential to produce, lanthanum (La) and cerium (Ce) products, along with potentially other REE products. The Company expects to complete Phase 2 in 2028, subject to licensing, financing and receipt of sufficient monazite feed. It is expected that the Mill could run its Phase 1 and Phase 2 REE separation circuits simultaneously, resulting in a combined throughput of up to approximately 60,000 tonnes of monazite per year.
In addition to the acquisition of Base Resources and the Donald Project JV with Astron, as described above, the Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is an HMS deposit that the Company believes has the potential to supply 3,000 to 10,000 tonnes of natural monazite per year to the Mill for decades for processing into high-purity REE oxides. That amount of monazite contains approximately 1,500 to 5,000 tonnes of TREO, including an estimated 300 to 1,000 tonnes of NdPr per year and significant commercial quantities of Dy and Tb and other “heavy” REEs. While Energy Fuels’ primary interest in acquiring the Bahia Project was the uranium and REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile and zircon minerals also in high demand for the production of the critical minerals, titanium and zirconium.
The acquisition of the Toliara and Bahia Projects, and the Donald Project JV, are the culmination of the Company’s efforts to date toward building a significant, secure and diverse book of monazite supply for its rapidly advancing REE processing and critical minerals business, which in the meantime is expected to be supplemented by third-party purchases.
Recovering Medical Isotopes for Advanced TAT Cancer Treatments
On August 16, 2024, the Company acquired RadTran, a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes technology applicable to the separation of Ra-226 and Ra-228 from uranium process streams. This strategic acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment. See Note 3 – Transactions for more information.
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
Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently performing engineering on its process development and R&D pilot facility for Ra-226 production. During 2025, Energy Fuels plans to complete its process development engineering and, upon successful completion of such engineering, expects to set up the first stages of the pilot facility and produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals and project financing. At the same time, parallel with its Ra-226 process development activities, the Company has applied for a license to concentrate R&D quantities of Ra-228 at the Mill and is currently performing engineering on its process development and R&D pilot facility for Ra-228 production. The Company’s current R&D activities are being conducted using existing Mill facilities without the need for capital improvements of any significance. Capital development for future commercial production capabilities, upon successful production at the R&D level, would be expected to be supported by future offtake agreements for radium production.

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
Market Update
Uranium
According to monthly price data from TradeTech LLC (“TradeTech”), the following table sets forth uranium spot prices (dollars per pound) for the three months ended March 31, 2025 and fluctuation during the period:

	December 31,	March 31,	Percent	Quarterly	Quarterly	May 2,
Price	2024	2025	Change	Low	High	2025
Weekly Spot	$73.50	$64.00	(13)%	$63.00	$76.00	$70.00
Monthly Long-Term	$82.00	$80.00	(2)%	$80.00	$82.00	$80.00
The Company believes that world demand for clean, carbon-free, reliable and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices dropped modestly during Q1 2025 due to several factors, including uncertainty on Russian uranium imports into the U.S. (including waivers), transportation, trade policy and the beginning of the second Trump Administration. On the other hand, strong fundamentals appear to underpin the market, including global clean energy goals, significant new demand for electricity (preferably clean electricity) from the technology sector, including for artificial intelligence and data centers, and trade restrictions. Therefore, while the spot market has experienced weakness, particularly since the second half of 2024 due to uncertainty surrounding waivers on the prohibition of Russian nuclear fuel imports into the U.S. along with the potential for retaliatory actions by Russia (which has delayed shipments), the Company continues to believe that uranium prices should rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We continue to expect to see more nuclear units constructed around the world, along with existing capacity to be extended and protected, while primary mine production drops due to depletion of resources, reduced production and low prices. As a result, while spot prices have waned, long-term uranium prices have remained fairly resilient (currently, $80.00 per pound). According to TradeTech, “[a] significant share of end-user demand has drifted into the long-term market.” “TradeTech expects term demand to emerge and retreat in cycles through 2025, largely on the expectation that government policy development will be unpredictable. However, the upward momentum on uranium demand generated by global net-zero and artificial intelligence-development initiatives is expected to underpin renewed appetite to secure uranium supply in 2025.” TradeTech, Uranium Market Study, 2024: Issue 4.
According to TradeTech, world uranium requirements continue to exceed primary mine production with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized and, therefore, not subject to normal market fundamentals, which the Company believes presents risks to the current strong market. However, Russia’s invasion of Ukraine and continued attacks on civilian populations has increased demand for non-Russian uranium. As a result, the Company has observed significantly more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, increased demand from utilities and end-users (including the technology sector), financial entities, traders and producers. However, the Company also believes that, while uranium market conditions have improved significantly since 2021, they still could be vulnerable, primarily as a result of secondary uranium supplies, excess inventories and non-market activities of state-owned enterprises. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions or other factors.
The Company’s marketing strategy is to seek a base of earnings and cash flow through sales of a portion of its uranium inventories into term contracts, to the extent such contracts are available at satisfactory prices. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas, if available at satisfactory prices, and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices.
The Company’s uranium inventories, along with expected uranium production for the remainder of 2025 and subsequent years, are expected to provide the Company with the flexibility to complete spot sales in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2025.
Vanadium
Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. According to market consultant FastMarkets, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (Roskill).
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets, “The imposition of tariffs and counter-tariffs has slowed down trade between the US and China, which are two of the large markets for steel and ferro-alloys. This has led to reduced demand for ferro-alloys in some sectors, particularly in industries such as automotive and appliances, which are sensitive to trade policies, sources said.” Fastmarkets, US-China trade war - What's next for Asia's ferro-alloys sector? - Part March 28, 2025. The Company believes that V2O5 prices will increase once confidence in the Chinese and global economy returns.
During the three months ended March 31, 2025, the mid-point price of vanadium in Europe had the following activity:

	December 31,	March 31,	Percent	Quarterly	Quarterly	May 2,
Price	2024	2025	Change	Low	High	2025
Midpoint	$5.37	$5.08	(5)%	$5.08	$5.37	$5.24
Heavy Mineral Sands
General
HMS are typically categorized into titanium dioxide-bearing minerals such as ilmenite and rutile (but also including leucoxene and upgraded products such as slag and synthetic rutile), zircon and monazite.
HMS products are sold under a mix of spot, quarterly, half yearly and long-term (multi-year) offtake contracts, depending on the customer and market segment. Terms and prices for offtake contracts are privately negotiated with each individual customer based on market conditions and long-term strategic considerations. Products may be shipped as dry bulk cargoes (for large consumers) or in shipping containers (either packed loose in the container or in bulk bags).
Titanium Dioxide Minerals
Ilmenite and rutile are primarily used as feedstock for the production of TiO2 pigment with a small percentage also used in the production of titanium metal and fluxes for welding rods and wire. TiO2 is the most widely used white pigment because of its nontoxicity, brightness and very high refractive index. It is an essential component of consumer products such as paint, plastics and paper. Pigment demand is therefore the major driver of ilmenite and rutile pricing.
The global pigment market remained subdued through Q1 2025 due to prevailing economic uncertainty. This has maintained pressure on demand and pricing for both ilmenite and rutile.
Chinese pigment producers are experiencing increased challenges from tariffs that were applied to Chinese pigment imports in the key markets of Europe and Brazil during 2024. Chinese pigment prices have decreased significantly in order to compete in these markets. Chinese pigment producers are the main source of demand for sulphate ilmenite and the financial pressure being experienced by these producers through subdued conditions in the domestic market and major export markets, on top of the newly imposed tariffs, eroded demand and prices for sulphate ilmenite through the quarter.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers have experienced challenging conditions from subdued and uncertain economic conditions in their major markets and have modified their production rates to match demand. The tariffs imposed on Chinese pigment in Europe and Brazil in 2024 are expected to result in a shift of some demand from Chinese pigment producers to western pigment producers, which should support demand for rutile and chloride ilmenite. However, until now, a switch from Chinese pigment to western pigment has been limited as Chinese producers continue to compete aggressively in these and other, alternative export, markets. Overall, market conditions remained relatively stable for rutile and chloride ilmenite through Q1 2025.
Demand for rutile into the welding and titanium metal sectors remains firm. The main drivers of demand have been the booming shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. These sectors continue to attract a premium price, but they are relatively small sectors and the broader market will continue to be driven by the pigment sector although the extent of the premium is being eroded due to an increase in production of premium rutile in China from concentrates being imported from Africa.
While prices for ilmenite and rutile have been decreasing in recent quarters, they remained near historically high levels.
The Company believes that longer-term fundamentals for rutile and ilmenite are positive. Pigment demand, driving consumption of rutile and ilmenite, is expected to continue growing at the rate of global GDP to recover from current levels with growth in housing and building sectors across major markets. Supply of TiO2 feedstock to meet future demand is dependent on a significant amount of new supply entering the market from new projects.
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
Underlying zircon demand remained sluggish through the back of Q1 2025 due to subdued and uncertain economic conditions in all major markets. Prices have continued to trend downward – particularly as major zircon producers increased their supply into the market towards the end of 2024 and into the start of 2025.
The Company believes that the longer-term fundamentals for zircon are positive. Zircon demand growth is expected to closely follow gross domestic product and to be driven by recoveries in demand for ceramics in housing and building, as well as growth in industrial manufacturing including foundries for steel products and refractories for glass production (including solar panels). Supply of zircon to meet future demand is also highly dependent on a significant amount of new supply entering the market from new projects.
Monazite
Monazite is a source of REEs, uranium and thorium. REEs are used in a wide variety of applications including, but not limited to, clean energy applications, permanent magnets, EVs, electronics, glass polishing, catalysts and defense applications. Recently, REEs, specifically the magnetic REEs NdPr, Tb, and Dy, have received significant attention for their applications in permanent magnets for EVs and other green technologies. Monazite is particularly rich in magnetic REEs when compared to other REE-bearing minerals. The uranium in monazite can be used for nuclear power and thorium can be used for thorium salt reactors and medical isotope production.
Most monazite produced from mineral sands is in the form of either a monazite concentrate or as monazite contained in HMC. Currently, most monazite produced globally is shipped to China.
Current demand growth for monazite is closely linked to the growing push for clean energy technologies, such as EVs and wind turbines.
Monazite prices remain subdued but have been trending slightly up through Q1 2025 in line with improved sentiment around rare earth oxides.
The following table sets forth certain HMS prices in USD$/t, according to TZMI’s estimated market prices published in March 2025:

	December 31, 2024	March 31, 2025	Percent
Product	($/t)	($/t)	Change
Zircon (Premium)	1,840	1,760	(4)%
Rutile (Premium, bulk)	1,140	1,180	4%
Chloride Ilmenite (60 % TiO2)	305	300	(2)%
Sulfate Ilmenite (50 % TiO2)	270	265	(2)%
Rare Earth Elements
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets within a plug-in hybrid EV (PHEV) and EV drive unit motor (NdPr), Dy, and Tb) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical natural monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful synchronous motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite concentrates also contain higher concentrations of “heavy” REEs, including Dy and Tb used in permanent magnets, each of which has a commercial market at this time due to its importance in the production of permanent magnets for EVs and other uses, and Sm, Gd, Lu and/or Y, each of which currently does not have a commercial market but is of interest to the U.S. government for national security purposes.
The Company remains primarily focused on NdPr, Tb, Dy and, to a lesser extent, La and Ce, but has the capability to separate other REEs, such as Sm, Gd, Lu and Y, should market conditions support such activities. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a byproduct, which is the case of Chemours’ Offerman Mineral Sand Plant as well as HMS from the Donald Project, Toliara Project and Bahia Project, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours, Donald, Toliara and Bahia material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, substantially all RE Carbonate produced by the Mill has been sold to Neo Performance Materials. The Company also recently commissioned its Phase 1 circuit capable of producing up to 850 to 1,000 tonnes of separated NdPr per year directly from leach solutions at the Mill (without the need to prepare an RE Carbonate) and is designing facilities capable of producing up to 4,000 to 6,000 tonnes of separated NdPr per year, along with separated Dy, Tb and potentially other REEs. The Company is also evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
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

	December 31, 2024		March 31, 2025		Percent	May 2, 2025
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	399	54.61	443	60.97	11%	413	56.75
Ce Oxide (99.9%)	7.65	1.05	12.55	1.73	64%	11.15	1.53
La Oxide (99.9%)	3.55	0.49	4.55	0.63	28%	4.50	0.62
Dy Oxide	1,600	219	1,660	229	4%	1,600	220
Tb Oxide	5,570	763	6,530	900	17%	6,800	936

The REE magnet market is expected to see significant growth through 2040, per Adamas Intelligence, driven by increasing demand for NdFeB magnets in robotics, advanced air mobility and EVs. While demand for didymium, Dy and Tb is projected to grow at a CAGR of 8.7%, global production will rise at a slower rate of 5.1%, leading to potential supply constraints. The total market for magnet REE oxides is forecasted to increase five-fold from $7.8 billion in 2024 to $44.1 billion by 2040, with prices rising at CAGRs of 4.3% to 5.2%. Robotics are expected to become the largest demand driver for NdFeB magnets by 2040, followed by advanced air mobility, which will expand with the production of electric vertical takeoff and landing aircraft. However, supply chain challenges may emerge between 2030 and 2040, as limited availability of REE feedstocks could constrain NdFeB magnet production, impacting key industries reliant on these materials.
While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India and Estonia and use a variety of feedstocks and sources with small-scale or experimental operational facilities located elsewhere (Russia included).
The Company sees its prior commercial production of RE Carbonate and its recent commercial production of separated NdPr in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. By acquiring the Bahia Project, the Toliara Project and the right to earn up to a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost feedstock that can be processed in the U.S. into competitive separated REE products available for sale to U.S. and allied customers. Upon successful development of those projects, expected to be in the 2027-2028 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr, of which up to 1,000 tonnes per year can be produced utilizing existing Mill facilities. The Company’s next step in restoring the REE supply chain in the U.S. will be the development of the Mill’s planned Phase 2 separation circuit, also expected in the 2027-2028 time frame, which would have the capacity to allow the Mill to produce up to 6,000 tonnes per year of separated NdPr, along with 200 to 300 tonnes per year of separated Dy and Tb, and potentially other REEs, which would utilize all the monazite expected to be mined from the Company’s Bahia, Toliara and Donald Projects, along with additional monazite expected to be sourced from Chemours’ mines on the east coast of the U.S. and others. As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REEs from hard rock mining in California, which currently ships its material to Asia. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale. We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company entering into four long-term uranium supply agreements, with approximately 220,000 pounds of deliveries in 2025 and approximately 510,000 pounds of deliveries per year starting in 2026 through 2030; (b) the Company commencing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) the Company selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market, thereby generating significant revenues and expected gross margins; (ii) U.S. government laws and programs, including the recent tariffs enacted by President Donald Trump and retaliatory tariffs proposed by other countries, which could result in changes in the cost of production of various of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how such tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iii) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of March 31, 2025, the Foundation has awarded 32 grants totaling $0.66 million, of which $0.25 million was committed to American Indian initiatives.
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Revenues	16,898	25,426	(8,528)	(34)%
Operating costs and expenses:
Costs applicable to revenues	18,124	11,052	7,072	64%
Exploration, development and processing (excluding share-based compensation)	6,446	2,805	3,641	130%
Standby	1,867	1,333	534	40%
Accretion of asset retirement obligations	1,073	276	797	289%
Selling, general and administration (excluding share-based compensation)	12,976	6,594	6,382	97%
Share-based compensation	2,605	1,345	1,260	94%
Total operating costs and expenses	43,091	23,405	19,686	84%
Operating income (loss)	(26,193)	2,021	(28,214)	*
Other income (expense):
Gain on sale of assets	355	—	355	*
Equity in loss of unconsolidated affiliate	(141)	—	(141)	*
Other income (loss)	(1,491)	1,617	(3,108)	*
Total other income (expense)	(1,277)	1,617	(2,894)	*
Income (loss) before income taxes	$(27,470)	$3,638	$(31,108)	*
Income tax benefit	$1,146	$—	$1,146	*
Net income (loss)	$(26,324)	$3,638	$(29,962)	*

Basic net income (loss) per share	$(0.13)	$0.02	$(0.15)	*
Diluted net income (loss) per share	$(0.13)	$0.02	$(0.15)	*
*Not meaningful.
For the three months ended March 31, 2025, we incurred a net loss of $26.32 million or $0.13 per share compared to net income of $3.64 million or $0.02 per share for the three months ended March 31, 2024. The change between periods was primarily due to lower revenues between periods driven by timing of our uranium contract deliveries, higher costs applicable to revenues between periods due to the lower grade HMS produced at the end of the Kwale mine life and higher operating costs following the acquisition of Base Resources on October 2, 2024.
Revenues
Revenues decreased by $8.53 million to $16.90 million for the three months ended March 31, 2025 from $25.43 million for the three months ended March 31, 2024 due to HMS sales during the three months ended March 31, 2025 compared to higher sales of uranium during the three months ended March 31, 2024.
Costs Applicable to Revenues
Costs applicable to revenue increased by $7.07 million to $18.12 million for the three months ended March 31, 2025 from $11.05 million for the three months ended March 31, 2024 due to higher HMS costs applicable to revenues during the three months ended March 31, 2025 associated with the winding down of the Kwale Project, compared to lower costs applicable to uranium during the three months ended March 31, 2024.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) increased by $3.64 million to $6.45 million for the three months ended March 31, 2025 from $2.81 million for the three months ended March 31, 2024 primarily due to the uranium run at the Mill in 2025 and further development activity at the La Sal Complex and Pinyon Plain mine.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of March 31, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $0.54 million to $1.87 million for the three months ended March 31, 2025 from $1.33 million for the three months ended March 31, 2024 primarily due to higher general maintenance costs and inflation.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $6.39 million to $12.98 million for the three months ended March 31, 2025 from $6.59 million for the three months ended March 31, 2024 primarily due to higher salaries and benefits in connection with additional headcount and the acquisition of Base Resources on October 2, 2024.
Share-based compensation
Share-based compensation increased by $1.26 million to $2.61 million for the three months ended March 31, 2025 from $1.35 million for the three months ended March 31, 2024 primarily due to additional headcount, which includes awards granted to employees retained from Base Resources.
Other Income (Expense)
Equity in loss of unconsolidated affiliate
Equity in loss of unconsolidated affiliate was $0.14 million for the three months ended March 31, 2025 related to the Company's proportionate share of loss in the Donald Project JV, which was formed on September 24, 2024. The Company did not have an investment in unconsolidated affiliate during the three months ended March 31, 2024.
Other income (loss)
Other loss was $1.49 million, net for the three months ended March 31, 2025. Other income was $1.62 million, net for the three months ended March 31, 2024. The change between periods was primarily due to mark-to-market losses on marketable securities for the three months ended March 31, 2025 compared to mark-to-market gains on marketable securities for the three months ended March 31, 2024, higher losses on foreign currency and lower interest income. See Note 14 - Supplemental Financial Information for more information.
Income tax benefit
Income tax benefit was $1.15 million for the three months ended March 31, 2025 primarily due to loss before income taxes of $27.47 million. The income tax benefit is primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. While income before taxes was $3.64 million for the three months ended March 31, 2024, the Company did not record income tax expense because it has a full valuation allowance on net deferred tax assets.
Segment Results of Operations

We have three reportable segments: (i) uranium, (ii) HMS and (iii) REE. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a byproduct of uranium process streams at the Mill. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project and Toliara Project and includes the Company's equity method investment in the Donald Project JV. The Company recovers stand-alone ilmenite, rutile and zircon to provide sources of Titanium (“TiO2”) and Zirconium (“ZrO2”). The REE segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. During the year ended December 31, 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill. The Company expects to procure monazite through Company-owned mines like the Toliara Project, Bahia Project, its JV interest in the Donald Project and other potential joint ventures or other collaborations, as well as open market purchases.
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2025
		Heavy	Rare
		Mineral	Earth	Consolidated
	Uranium	Sands	Elements	Total
Revenues
Heavy mineral sands	—	15,543	—	15,543
Alternate Feed Materials, processing and other	1,355	—	—	1,355
Total revenues	$1,355	$15,543	$—	$16,898
Costs applicable to revenues
Costs applicable to heavy mineral sands	—	18,124	—	18,124
Total costs applicable to revenues	$—	$18,124	$—	$18,124

	Three Months Ended March 31, 2024
		Heavy	Rare
		Mineral	Earth	Consolidated
	Uranium	Sands	Elements	Total
Revenues
Uranium concentrates	$25,314	$—	$—	$25,314
Alternate Feed Materials, processing and other	112	—	—	112
Total revenues	$25,426	$—	$—	$25,426
Costs applicable to revenues
Costs applicable to uranium concentrates	$11,052	$—	$—	$11,052
Total costs applicable to revenues	$11,052	$—	$—	$11,052
The following table sets forth selected operating data and financial metrics:

	Three Months Ended March 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	—	300,000	(300,000)	*
Heavy mineral sands (tonnes)	21,117	—	21,117	*

Realized sales price
Uranium concentrates ($/lb.)	$—	$84.38	$(84.38)	*
Heavy mineral sands ($/tonne)	$736	$—	$736	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$—	$36.84	$(36.84)	(100)%
Heavy mineral sands ($/tonne)	$858	$—	$858	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates were $25.31 million for the three months ended March 31, 2024 due to primarily due to completed sales of 300,000 pounds sold at a weighted average realized sales price of $84.38 per pound. There were no sales during the three months ended March 31, 2025.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other increased by $1.25 million to $1.36 million for the three months ended March 31, 2025 from $0.11 million for the three months ended March 31, 2024 primarily due to processing certain alternate feed material including the recognition of related deferred revenue during the three months ended March 31, 2025.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates were $11.05 million for the three months ended March 31, 2024 primarily due to completed sales of 300,000 pounds at a weighted average cost of $36.84 per pound.
Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS were $15.54 million for the three months ended March 31, 2025. There were no revenues from HMS for the three months ended March 31, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 – Transactions to the consolidated financial statements for more information.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS were $18.12 million for the three months ended March 31, 2025 due to higher costs related to mining the lower grade HMS products at the end of the Kwale mine life, which was completed as of December 31, 2024. There were no costs applicable to HMS the three months ended March 31, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 – Transactions to the consolidated financial statements for more information.

Rare Earth Element Segment Results
There were no revenues or costs applicable to revenues for either the three months ended March 31, 2025 or 2024.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the three months ended March 31, 2025, the Company issued 15,807,475 Common Shares for net proceeds of $77.62 million under the ATM. See Note 10 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of March 31, 2025, the Company had working capital of $214.61 million, including $73.00 million in cash and cash equivalents, $89.64 million of marketable securities, approximately 595,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(18,831)	$8,841
Net cash used in investing activities	(23,369)	(14,824)
Net cash provided by financing activities	77,841	3,502
Effect of exchange rate fluctuations on cash held in foreign currencies	(1,069)	(46)
Net change in cash, cash equivalents and restricted cash	34,572	(2,527)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
Cash, cash equivalents and restricted cash, end of period	$93,177	$72,497

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net cash provided by (used in) operating activities
Net cash used in operating activities was $18.83 million for the three months ended March 31, 2025 compared to net cash provided by operating activities of $8.84 million for the three months ended March 31, 2024. The change between periods was primarily due to gross profit on the sales of uranium concentrates during the three months ended March 31, 2024 as well as higher operating costs between periods as a result of the acquisition of Base Resources on October 2, 2024.
Net cash used in investing activities
Net cash used in investing activities increased by $8.55 million to $23.37 million for the three months ended March 31, 2025 from $14.82 million for the three months ended March 31, 2024. The increase is primarily due to increased additions to property, plant and equipment and mineral properties of $1.33 million (see Note 7 – Property, Plant and Equipment and Mineral Properties for more information), contributions to our investment in the Donald Project of $5.68 million during the three months ended March 31, 2025 and an increase in the net cash outflow from purchases and maturities of marketable securities of $1.88 million between periods.
Net cash provided by financing activities
Net cash provided by financing activities increased by $74.34 million to $77.84 million for the three months ended March 31, 2025 from $3.50 million for the three months ended March 31, 2024. The change between periods was primarily due to higher proceeds of $72.84 million for the issuance of Common Shares for cash, net under the ATM.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2024. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.
Off Balance Sheet Arrangements
See Note 15 – Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium, REEs, HMC and HMS products recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, separated NdPr, REE oxides or other REE products or HMC or HMS products at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of March 31, 2025 (in thousands):

Cash and cash equivalents	$6,964
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2025 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$70

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(70)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of March 31, 2025, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As disclosed in Note 3 – Transactions, on October 2, 2024, the Company completed the acquisition of Base Resources, which operated under its own set of systems and internal controls. During the three months ended March 31, 2025, the Company transitioned certain Base Resources’ processes to the Company’s internal control processes and added other internal controls over significant processes over financial reporting for Base Resources.
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2024, or in this Form 10-Q for the three months ended March 31, 2025.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, other than as disclosed in this Form 10-Q for the three months ended March 31, 2025.

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

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC, dated April 10, 2024, as amended on May 28, 2024 (4)
4.2	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and as further amended on May 24, 2024 and April 21, 2025 (5)
10.1	Sales Agreement by and among Energy Fuels Inc., Cantor Fitzgerald & Co., BMO Capital Markets Corp., Canaccord Genuity LLC and B. Riley Securities Inc., LLC, dated March 22, 2024 (6)
10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (7)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (8)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (9)
10.5	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024
10.6	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (10)
10.7
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (11)

10.8	Employment Agreement by and Between Base Resources and Timothy Carstens dated May 5, 2008 and amended October 18, 2019
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(5)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 23, 2025.
(6)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on March 25, 2024.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(8)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(9)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(10)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.
(11)	Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: May 7, 2025	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
President & Chief Executive Officer

Dated: May 7, 2025	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer