Form 10-Q
period 2025-06-30
ENERGY FUELS INC
filed 2025-08-06
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 1, 2025, the registrant had 230,674,913 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium projects and the expansion of our rare earth element (“REE”) and our heavy mineral sands (“HMS”) initiatives, including work on our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, work on our South Bahia HMS/REE project in Brazil (the “Bahia Project”), and our plans related to our recently acquired HMS properties, including the Kwale HMS project in Kenya (the “Kwale Project”) and the Toliara REE and HMS project in Madagascar (the “Toliara Project”) through the Company’s acquisition of Base Resources Limited (“Base Resources” or “Base”), which closed on October 2, 2024, and the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS project in Australia (the “Donald Project”); plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium or uranium/vanadium mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or REE and HMS properties; historic estimated resources and reserves; production estimates; maintenance and renewal of permits; expectations that the Company will be successful in formalizing with the Government of Madagascar fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate; any expectation that positive final investment decisions (“FIDs”) will be made for the Toliara Project, Donald Project and/or Bahia Project and that any of those projects will be developed; and expectations for the outcome(s) of any pending litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, as forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties. Readers are further cautioned that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars, or the imposition of tariffs that affect global markets; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and REE and HMS mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production; risks associated with the exploration and development of our Toliara Project, Donald Project and/or Bahia Project; risks associated with the reclamation and closure of our Kwale Project; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all; expropriation risks; risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:

•global economic risks, including the occurrence of unforeseen or catastrophic events, such as political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
•global economic risks, including the imposition of tariffs and/or reciprocal tariffs that affect global markets, including: risks to the salability of our RE Carbonate, separated NdPr, REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”), HMS products including ilmenite, rutile and zircon (collectively, “HMS products”) and (if relevant) copper (collectively, our “Goods”) internationally; risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); risks associated with the application of tariffs, and the severity of tariff rates, imposed on our Goods and Supply Chain Needs; risks of inflation; risks of escalation in global trade conflicts in jurisdictions where we operate; and risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
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
•risks associated with our commercial production of our REE products at the Mill or elsewhere, including risks: that we may not be able to produce REE products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; of not being able to secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; of not being able to increase our sources of uranium and REE-bearing ores to meet future planned production goals; of not being able to sell our REE products at acceptable prices; of not being able to successfully construct and operate potential other downstream REE activities, including metal-making and alloying, if pursued in the future; of legal and regulatory challenges and delays; and the risk of technological or market changes or government initiatives that could impact the REE industry or our competitive position;
•risks that: the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and/or yttrium, at scale at the Mill; or that it does not have, or is not able to develop, the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce such REEs from monazite relatively quickly with supportive market conditions; or that supportive market conditions will not prevail;
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
•risks associated with the high grades mined and the increased mining rate experienced during the second quarter of 2025 at the Company’s Pinyon Plain mine not persisting for the remainder of 2025 or at all;
•risks that the initial results from the Company’s 2024-2025 drilling program at the Juniper Zone of the Pinyon Plain mine will not significantly increase the mineable uranium resources at the mine, and/or confirm that the Juniper Zone is another high-grade zone of uranium mineralization at the mine, and/or result in a lower mining and milling cost per pound at the mine;
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
•risks associated with the Toliara Project, including: risks associated with the failure of the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Government of Madagascar over time; risks associated with potential community unrest at or near the Toliara Project site; country risks, including the risk of government instability and expropriation risks; risks of challenges by special interest groups and other parties; and risks associated with reclamation of the Kwale Project, including the long-term stability of reclamation activities and reclaimed structures;
•risks associated with the conduct of business in foreign countries, including human rights-related risks associated with potential occurrences of forced labor, child labor and sex trafficking, and foreign corrupt practices-related risks associated with fraud, bribery and political corruption, that the Company may not be able to identify and address;
•risks associated with a Brazilian federal or state government taking actions or inactions with respect to permitting of future exploration or production at the Bahia Project or enacting additional conservation units or environmental protection areas or implementing management plans in connection therewith that could impact planned exploration or production at the Bahia Project;
•risks associated with fluctuations in price levels for HMS products, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production;
•risks posed by fluctuations in share prices, exchange rates, interest rates, general economic conditions and lack of dividends;
•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, copper (if and when produced), REE and HMS product price levels, including prices for REE products;
•market prices of uranium, vanadium, REEs, HMC, HMS products and, if relevant, copper, which are cyclical and substantially variable;
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
•failure to obtain suitable vanadium, copper (if and when produced), REE Product or HMS and its components sales terms;
•risks that we may not be able to fulfill all our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiated means that are unfavorable to the Company, and risks associated with any future uranium or other commodity purchases to meet our sales commitments;
•risks associated with any expectation that we will successfully help in the cleanup of historic abandoned uranium mines (“AUMs”);
•risks associated with potential asset impairment due to market conditions, lack of access to markets and the ability to access capital;
•risks associated with our ability to raise debt financing, international and/or domestic, as may be required or desirable;
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
•risks associated with governmental or regulatory agency actions, policies, laws, regulations and interpretations with respect to nuclear energy or uranium extraction and recovery, and to REE, HMS and other mineral extraction and recovery activities;
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
•risks related to any material weaknesses that may be identified in our internal controls over financial reporting. If we are unable to implement/maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, negatively affecting the market price of our common shares;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including the risk of: technological or market changes that could impact the industry or our competitive position; such potential recovery not being feasible or that the radioisotopes will not be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals not being obtained on a timely basis or at all; and the cancer treatment therapeutics not receiving the required approvals or not being commercially successful; and
•risks that we will not acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Toliara Project and/or Donald Project will not reach a positive FID or be developed.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REE Products, HMC, HMS Products and our other primary metals, radioisotopes and minerals develop as expected; that uranium, vanadium, REE Product, REE, HMC and HMS Product prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our RE Carbonate production, production of separated REE oxides or any other proposed REE activities, our HMS production, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that there are no material mining, processing and/or reclamation upsets, including geological, technical and processing problems, unanticipated metallurgical difficulties, community unrest, less than expected recoveries, ground control problems, process upsets and/or equipment malfunctions, and/or tailings dam or facility instability or failure; that we receive regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no additional conservation units or environmental protection areas or management plans or unanticipated restrictions that could impact planned exploration or production at or restrict the Company’s ability to or prevent the Company from exploring or mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company's existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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
All mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
For purposes of S-K 1300 and NI 43-101, as of June 30, 2025, the Company is classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues (Note 17)	$4,212	$8,719	$21,110	$34,145
Operating costs and expenses:
Costs applicable to revenues	3,655	3,681	21,779	14,733
Exploration, development and processing	9,255	2,487	15,941	5,292
Standby	1,780	1,663	3,647	2,996
Accretion of asset retirement obligations	862	313	1,935	589
Selling, general and administration	14,835	7,083	30,176	14,273
Transactions and integration related costs	—	2,536	—	3,285
Total operating costs and expenses	30,387	17,763	73,478	41,168
Operating loss	(26,175)	(9,044)	(52,368)	(7,023)

Other income (expense):
Gain on sale of assets	3,135	2	3,490	2
Equity in loss of unconsolidated affiliates	(280)	—	(421)	—
Other income (Note 14)	1,506	2,623	15	4,240
Total other income	4,361	2,625	3,084	4,242
Loss before income taxes	(21,814)	(6,419)	(49,284)	(2,781)
Income tax benefit (expense)	(26)	—	1,120	—
Net loss	(21,840)	(6,419)	(48,164)	(2,781)
Net loss attributable to non-controlling interest	(28)	(1)	(55)	(2)
Net loss attributable to Energy Fuels Inc.	$(21,812)	$(6,418)	$(48,109)	$(2,779)

Basic net loss per share (Note 11)	$(0.10)	$(0.04)	$(0.23)	$(0.02)
Diluted net loss per share (Note 11)	$(0.10)	$(0.04)	$(0.23)	$(0.02)

Items that may be reclassified in the future to loss
Foreign currency translation adjustment	$3,688	$—	$3,091	$—
Comprehensive income	3,688	—	3,091	—
Comprehensive loss	$(18,152)	$(6,419)	$(45,073)	$(2,781)
Comprehensive loss attributable to non-controlling interest	(28)	(1)	(55)	(2)
Comprehensive loss attributable to Energy Fuels Inc.	$(18,124)	$(6,418)	$(45,018)	$(2,779)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$71,492	$38,603
Marketable securities (Notes 4 and 16)	126,411	80,854
Trade and other receivables, no allowance for credit losses, as of June 30, 2025 and December 31, 2024 (Note 5)	7,791	37,763
Inventories (Note 6)	76,496	66,504
Prepaid expenses and other current assets	6,710	6,463
Total current assets	288,900	230,187
Mineral properties, net (Note 7)	293,832	278,330
Property, plant and equipment, net (Note 7)	57,259	55,187
Investments (Note 8)	22,020	15,890
Marketable securities (Notes 4 and 16)	7,993	—
Intellectual property, net (Note 3)	4,534	4,767
Restricted cash (Note 9)	20,352	20,002
Other assets	7,584	7,606
Total assets	$702,474	$611,969

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$22,159	$32,228
Asset retirement obligations (Note 9)	11,007	24,604
Contingent consideration (Notes 3 and 16)	1,709	1,764
Other liabilities	796	693
Total current liabilities	35,671	59,289
Asset retirement obligations (Note 9)	20,858	19,513
Other liabilities	1,176	1,490
Total liabilities	57,705	80,292
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 229,424,632 and 198,666,994 as of June 30, 2025 and December 31, 2024, respectively	1,095,295	937,889
Accumulated deficit	(452,132)	(404,023)
Accumulated other comprehensive loss	(2,981)	(6,072)
Total shareholders' equity	640,182	527,794
Non-controlling interest	4,587	3,883
Total equity	644,769	531,677
Total liabilities and equity	$702,474	$611,969

Commitments and contingencies (Note 15)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	198,666,994	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued for cash by at-the-market offering	15,807,475	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Shares issued for the vesting of restricted stock units	293,306	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70,070	123	—	—	123	—	123
Cash received from non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,837,845	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429
Net loss	—	—	(21,812)	—	(21,812)	(28)	(21,840)
Other comprehensive loss	—	—	—	3,688	3,688	—	3,688
Shares issued for cash by at-the-market offering	14,584,450	76,313	—	—	76,313	—	76,313
Share issuance cost	—	(2,057)	—	—	(2,057)	—	(2,057)
Share-based compensation	—	3,202	—	—	3,202	—	3,202
Shares issued for the vesting of restricted stock units	2,337	—	—	—	—	—	—
Shares issued for exercise of stock options	—	34	—	—	34	—	34
Balance as of June 30, 2025	229,424,632	$1,095,295	$(452,132)	$(2,981)	$640,182	$4,587	$644,769

Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690
Net loss	—	—	(6,418)	—	(6,418)	(1)	(6,419)
Share-based compensation	—	1,412	—	—	1,412	—	1,412
Shares issued for exercise of stock options	9,214	53	—	—	53	—	53
Balance as of June 30, 2024	163,661,111	$739,762	$(359,037)	$(1,946)	$378,779	$3,957	$382,736

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(48,164)	$(2,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	2,611	1,858
Share-based compensation	5,490	2,757
Accretion of asset retirement obligations	1,935	589
Settlement of asset retirement obligations	(14,187)	—
Unrealized foreign exchange loss	1,516	353
Equity in loss of unconsolidated affiliates	421	—
Realized gain on marketable securities	(450)	(861)
Gain on sale of assets	(3,490)	(2)
Other, net	415	(27)
Changes in current assets and liabilities:
Marketable securities	328	(985)
Inventories	(7,184)	10,788
Trade and other receivables	29,965	(8,754)
Prepaid expenses and other current assets	(203)	(1,442)
Accounts payable and accrued liabilities	(13,776)	(2,327)
Net cash used in operating activities	(44,773)	(834)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,990)	(16,307)
Additions to mineral properties	(11,893)	(4,737)
Purchases of marketable securities	(138,945)	(145,017)
Maturities of marketable securities	84,995	133,253
Purchase of investments	(6,874)	(2,149)
Proceeds from sale of assets	3,490	2
Net cash used in investing activities	(75,217)	(34,955)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	151,879	4,788
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(664)	(837)
Cash received from exercise of stock options	157	156
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)
Cash received from non-controlling interest	759	—
Net cash provided by financing activities	152,131	3,555
Effect of exchange rate fluctuations on cash held in foreign currencies	1,098	(272)
Net change in cash, cash equivalents and restricted cash	33,239	(32,506)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$91,844	$42,518

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$108	$96
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$2,710	$(415)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. was incorporated under the laws of the Province of Alberta and was continued under the Business Corporations Act (Ontario).
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the U.S. As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), also known as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”) from certain of its Colorado Plateau properties and, at times, from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill has produced rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties since 2021 and completed modifications and enhancements to its existing infrastructure for the production of separated REE products, producing separated neodymium/praseodymium (“NdPr”) starting in 2024.
The Company owns the Bahia Project in Brazil, which is an exploration/permitting stage property for the potential production of heavy mineral sands (“HMS”) intended to be sold into the commercial HMS market with the associated monazite used as a feedstock ore for production of REEs and uranium at the Mill.
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald Rare Earth and Mineral Sands Project in Australia (the “Donald Project”). See Note 3 – Transactions.
On October 2, 2024, the Company acquired Base Resources Limited (“Base Resources”), increasing its portfolio of other HMS/monazite/REE projects around the world (see Note 3 – Transactions).
Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) cancer treatments (See Note 3 – Transactions).
With its uranium, vanadium, REE, HMS and potential radioisotopes production, the Company continues its efforts to establish itself as a critical minerals hub in the U.S.
Uranium is the fuel for carbon-free, emission-free baseload nuclear power – one of the cleanest forms of energy in the world. REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines and other renewable energy and modern technologies. Concurrently, the Company’s recycling program (which includes processing uranium from uranium-bearing materials other than natural or native ores, referred to as “Alternate Feed Materials,” recycling tailings solutions and performing other activities for the recovery of uranium, vanadium and potentially other metals and radionuclides) works to reduce the levels of new production and natural disturbances needed to meet global energy demand. Through its uranium and REE production and long-standing recycling program, Energy Fuels strengthens U.S. national security and energy independence by producing and recovering rare earth elements and uranium—materials essential to strategic energy technologies, defense capabilities and nuclear power. By maximizing the use of previously extracted resources and minimizing waste, we reduce reliance on foreign and geopolitical unstable sources, limit the environmental footprint of new mining and reinforce secure, domestic supply chains vital to America's security. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer treatments.
As of June 30, 2025, the Company is a “production stage issuer,” as defined by 7 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), because it is engaged in the material extraction of Mineral Reserves on at least one material property.

Mining Activities
The Company’s mining activities consist of its conventional uranium mining projects, an ISR uranium mining project (complete with an ISR recovery facility) on standby and HMS mining projects, and the utilization of the Mill to process recovered ore. The Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects are U.S.-based conventional uranium mining projects located on the Colorado Plateau and within trucking distance of the Mill, while the Sheep Mountain Project is a uranium project located in Wyoming, USA and the Bahia Project is an REE/HMS project located in Bahia, Brazil. The Company’s Nichols Ranch Project (inclusive of the Jane Dough and Hank Satellite deposits) is an ISR uranium project located in Wyoming, USA.
As of June 30, 2025, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Pinyon Plain, Nichols Ranch and Bahia Projects. The other conventional uranium mining projects are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for processing and recycling, while also expanding its REE initiatives and pursuing its TAT initiatives.
On October 2, 2024, the Company acquired the Kwale HMS Project in Kenya and the Toliara HMS/REE Project in Madagascar as part of its acquisition of Base Resources on October 2, 2024. See Note 3 – Transactions for more information.
On June 3, 2024, the Company created the Donald Project JV with Astron to jointly develop the Donald REE/HMS Project. See Note 3 – Transactions for more information.
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
Segment Information
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure, as well as for evaluation of business performance and allocation of resources by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer. In October 2024, the Company reassessed and revised its operating strategies following the acquisition of Base Resources, as a result of which it determined that its reportable segments were based on uranium, REE and HMS. The CODM primarily uses operating income (loss) to evaluate the performance of the Company’s reportable segments.

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
Under the Deed, at closing, each holder of ordinary shares of Base Resources received consideration of (i) 0.0260 Company common shares for each Base Resources share held as of September 18, 2024 Perth, Australia time (the “Scheme Record Date”), and (ii) AUD$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was $178.44 million and the total special dividend value was approximately $55.08 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions received the net proceeds from the sale of the Company’s common shares by a nominee in lieu of the Share Consideration.
The following table summarizes the acquisition date fair value of the consideration transferred:

Share Consideration	Shares	Per Share	Purchase Consideration
Energy Fuels Inc. common shares exchanged for Base Resources Limited ownership interest	31,920,983	$5.59	$178,438
Total consideration paid			$178,438
Base Resources, now a wholly owned subsidiary of the Company, owns the Toliara HMS and monazite (REE) project in Madagascar (the “Toliara Project”). In addition to its stand-alone ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Company believes the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs, hybrid EVs, and a variety of clean energy, defense, robotics and advanced technologies, which, upon development, are expected to be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Toliara Project. The Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The Company is working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and other mechanisms as appropriate. See Note 15 – Commitments and Contingencies for more information.
Base Resources also owns the Kwale HMS Project in Kenya, which completed its mine life in December 2024 and has reclamation activities ongoing.
In January 2018, Base Resources completed the acquisition of the Toliara Project with payment of $75.00 million in up-front consideration for an initial 85% interest. In January 2020, in accordance with the terms of the share sale agreement with seller World Titane Holdings Limited, Base Resources acquired the remaining minority interest in the Toliara Project. A further $17.00 million (deferred consideration) was payable on the achievement of key milestones, of which $0.17 million was paid prior to the Transaction closing. A change of control occurred as a result of the Transaction and Base Resources accelerated and paid the remaining $16.83 million of deferred consideration on October 16, 2024.
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. The Transaction has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

As of June 30, 2025, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed; therefore, the purchase price allocation for Base Resources is preliminary. As of June 30, 2025, the remaining items to finalize the fair value include: deferred tax assets; mineral properties; property, plant and equipment; and other provisions. The purchase price allocation will be subject to further refinements that may result in adjustments to the fair value of assets acquired and liabilities assumed based on the available information at acquisition date. These refinements may result in changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date.
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
Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed JV Agreements with Astron for the creation of the Donald Project JV to jointly develop and operate the Donald Project. The Donald Project is a well-known REE and HMS deposit that the Company believes, with supportive market conditions, will provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the Donald Project. The JV Agreement provides Energy Fuels the right to invest up to AUD$183.00 million (approximately $119.89 million at June 30, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which approximately $18.66 million has been invested through June 30, 2025 in preparation for a final investment decision (“FID”). If a positive FID is made, the remainder will be invested to develop the

Donald Project and to earn into the full 49% interest in the Donald Project JV, and the Company will issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder will be issued upon such a positive FID. On September 25, 2024, the Donald Project JV was established and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for funds invested in the Donald Project as of that date. As of June 30, 2025, the Company owned a 6.61% interest for funds invested in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 93.39% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its unaudited Condensed Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company’s unaudited Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $18.66 million as of June 30, 2025. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
Acquisition of RadTran
On August 16, 2024, the Company acquired RadTran, LLC (“RadTran”), a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. RadTran’s expertise includes intellectual property applicable to the separation of radium-226 (“Ra-226”) and radium-228 (“Ra-228”) from uranium and thorium process streams. This acquisition is expected to significantly enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT for cancer treatment.
Under the Acquisition, the purchase price paid by Energy Fuels the owners of RadTran consisted of: (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production at research and development levels; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of June 30, 2025, the Company believes it is probable it will achieve the milestone related to achieving initial production later in 2025 or in 2026.
In accordance with ASC 805, the Company has accounted for the acquisition of RadTran as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The purchase consideration included cash paid and common shares issued at closing, the fair value contingent consideration related to achieving initial production (see Note 16 – Fair Value) and transaction costs, which were allocated to the acquired intellectual property. The contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to Intellectual property and Contingent consideration on the unaudited condensed combined Balance Sheet with a cumulative amortization adjustment. The total purchase consideration on August 16, 2024 was $4.83 million, which was determined as follows:

Cash	$1,500
Issuance of Common Shares	1,500
Fair value of contingent consideration	1,690
Direct transaction costs	139
Total purchase consideration	$4,829

Intellectual property is amortized on a straight-line basis over a weighted average life of 13.5 years and has a remaining weighted average life of 12.7 years.
The following is a summary of intellectual property, net:

Intellectual property, net, as of December 31, 2024	$4,767
Revision in estimate of fair value of contingent consideration	(53)
Amortization of intellectual property	(180)
Intellectual property, net, as of June 30, 2025	$4,534

4.    MARKETABLE SECURITIES
The Company manages excess cash by investing in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company has elected the fair value option for these marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. The stated contractual maturity dates of marketable debt securities invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits held as of June 30, 2025 and December 31, 2024 are due within one year.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD$13.00 million to the Donald Project JV for the acquisition of certain land and properties the (“Advance”). The Advance is secured by the land and properties acquired and does not bear interest unless of default. If a positive FID is made on the Donald Project, the Advance will be applied to the Company's earn-in interest in the Donald Project JV. If a positive FID is not made, the Advance shall become due and payable subject to the terms of the JV Agreement. As the Advance is convertible into equity, the Company accounts for the Advance as a marketable debt security for which it has elected the fair value option and changes in fair value are record in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Marketable equity securities are measured at fair value as of each reporting date and realized and unrealized gains (losses) and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s marketable securities by investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2025
Current
Marketable debt securities(1)	$109,476	$—	$457	$109,933
Marketable equity securities	28,159	(11,681)	—	16,478
Total marketable securities	$137,635	$(11,681)	$457	$126,411

Non-current
Marketable debt securities	$8,515	$(522)	$—	$7,993

December 31, 2024
Current
Marketable debt securities(1)	$63,590	$—	$475	$64,065
Marketable equity securities	28,159	(11,370)	—	16,789
Total marketable securities	$91,749	$(11,370)	$475	$80,854
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    RECEIVABLES
The components of trade and other receivables are as follows:

	June 30, 2025	December 31, 2024
Trade receivables	$328	$29,019
Tax receivables, net	7,349	8,744
Other	114	—
Total receivables, net	$7,791	$37,763

6.    INVENTORIES
Inventories consisted of the following items:

	June 30, 2025	December 31, 2024
Concentrates and work-in-progress	$46,432	$42,366
Inventory of ore in stockpiles	26,455	19,238
Raw materials and consumables	3,609	4,900
Total inventories	$76,496	$66,504
(1)     During the three and six months ended June 30, 2025, the Company wrote-off consumables it no longer expects to use for $1.31 million, which is included in Exploration, development and processing within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	June 30, 2025	December 31, 2024
Toliara Project	$170,824	$153,510
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	9,338
Other	1,687	1,687
Total mineral properties	$296,714	$279,400
Less: accumulated depletion	(2,882)	(1,070)
Mineral properties, net	$293,832	$278,330
No depreciation expense was capitalized to mineral properties for the three and six months ended June 30, 2025 or the three months ended June 30, 2024. The Company capitalized $0.23 million of depreciation expense to Mineral properties on the Condensed Consolidated Balance Sheets for the six months ended June 30, 2024.
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	June 30, 2025	December 31, 2024
Land	N/A	$1,015	$1,015
Plant facilities(1)	12 - 15 years	65,523	63,537
Mining equipment	5 - 10 years	27,251	22,187
Light trucks and utility vehicles	5 years	4,240	4,081
Office furniture and equipment	4 - 7 years	1,920	1,918
Construction-in-progress	N/A	1,477	3,187
Total property, plant and equipment		$101,426	$95,925
Less: accumulated depreciation		(44,167)	(40,738)
Property, plant and equipment, net		$57,259	$55,187
(1)    The Company capitalized the costs incurred for commissioning activities related to its Phase 1 REE separation circuit at the Mill, which was placed into service on October 1, 2024, and offsets these capitalized costs upon sale of separated NdPr that was produced during commissioning activities. During the six months ended June 30, 2025, the Company offset the Phase 1 REE separation circuit against sales of NdPr of $0.04 million, related to the sale of NdPr. There were no sales of NdPr during the three months ended June 30, 2025.

The Company recognized depreciation expense of $1.25 million and $0.62 million for the three months ended June 30, 2025 and 2024, respectively, and $2.43 million and $1.29 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended June 30, 2025 and 2024, the Company capitalized $0.53 million and $0.41 million, respectively, of depreciation expense to inventory and mineral properties related to the Mill on the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2025 and 2024, the Company capitalized $1.00 million and $0.48 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.

8.    INVESTMENTS
Investment in Unconsolidated Affiliates
As of June 30, 2025, the Company owns a 6.61% equity interest in the Donald Project JV to develop the Donald Project with Astron. See Note 3 – Transactions for more information.
On April 1, 2025, the Company invested an additional AUD$1.75 million in Tate Transition Metals Limited (“Tate”), which increased its ownership from 19.9% to 27.7%. As a result, the Company exercises significant influence, but not control, over Tate and as of April 1, 2025, accounts for its investment in Tate using the equity method of accounting.
The Company uses the equity method of accounting to account for its investments in the Donald Project JV and Tate because it exercises significant influence, but not control, over the entities. The Company’s judgement regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Donald Project JV and Tate.
The Company’s net loss includes its proportionate share of the net loss of the Donald Project JV and Tate. When the Company records its proportionate share of net loss, it increases Equity loss in unconsolidated affiliates in the Consolidated statements of Operations and Comprehensive Loss and reduces the carrying value of its investment on its balance sheet.
The Company’s proportionate share of net loss was $0.28 million and $0.42 million for the three and six months ended June 30, 2025, respectively.
Investments without a Readily Determinable Fair Value
The Company’s investments without a readily determinable fair value include its investments in Westland Mineral Sands Co Limited and Tate until April 1, 2025. The Company does not have significant influence over these investments.
The following table summarizes the Company’s investments:

	June 30, 2025	December 31, 2024
Investments in unconsolidated affiliates(1)	$20,520	$12,921
Investments without a readily determinable fair value(2)	1,500	2,969
Total investments	$22,020	$15,890
(1) Includes Tate as of June 30, 2025.
(2) Includes Tate as of December 31, 2024.
9.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations (“AROs”):

Asset retirement obligations, December 31, 2024	$44,117
Accretion of liabilities	1,935
Settlements	(14,187)
Asset retirement obligations, June 30, 2025	$31,865
The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service and applicable national regulatory agency in Kenya, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property, sold a mineral property to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 15 – Commitments and Contingencies for more information.

The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2024	$20,002
Additional collateral posted	350
Restricted cash, June 30, 2025	$20,352

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
Issued Capital Stock
During the three months ended June 30, 2025, the Company issued 14.58 million, Common Shares, under its at-the-market (the “ATM”) public offering program for net proceeds of $74.26 million. No Common Shares were issued pursuant to the ATM during the three months ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, the Company issued 30.39 million and 0.62 million, Common Shares, respectively, under its ATM public offering program for net proceeds of $151.88 million and $4.79 million, respectively.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Energy Fuels Inc.	$(21,812)	$(6,418)	$(48,109)	$(2,779)

Basic weighted average common shares outstanding	219,775,506	163,655,888	213,773,550	163,655,888
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	219,775,506	163,655,888	213,773,550	163,655,888

Basic net loss per common share	$(0.10)	$(0.04)	$(0.23)	$(0.02)
Diluted net loss per common share	$(0.10)	$(0.04)	$(0.23)	$(0.02)
For the three months ended June 30, 2025 and 2024, a weighted average of 5.07 million and 1.67 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 1.02 million, respectively, for the three months ended June 30, 2025 and 2024, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the three months ended June 30, 2025, a weighted average of 0.17 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
For the six months ended June 30, 2025 and 2024, a weighted average of 4.58 million and 1.58 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded SARs of 1.02 million and 1.02 million, respectively, for the six months ended June 30, 2025 and 2024, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the six months ended June 30, 2025, a weighted average of 0.17 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
See Note 3 – Transactions for more information.

12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and April 21, 2025 and ratified by the Company’s shareholders at its Annual and Special Meeting of Shareholders on June 11, 2025) (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of June 30, 2025, the total Common Shares authorized for future equity incentive plan awards was 10,924,873 Common Shares under the Total Share Authorization and 10,050,557 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs(1)	$2,210	$838	$4,217	$1,582
SARs	—	111	7	264
Stock options	992	463	1,810	911
Total share-based compensation expense(2)	$3,202	$1,412	$6,034	$2,757
(1)The fair value of the RSUs granted under the Compensation Plan was determined as the higher of the Company's closing share price on the NYSE American on the last trading day before the date of grant and the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company capitalized $0.32 million and $0.54 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet during the three and six months ended June 30, 2025, respectively. No share-based compensation expense was capitalized for the three and six months ended June 30, 2024.
As of June 30, 2025, there were $6.94 million and $3.53 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively which is expected to be recognized over a weighted average period of 2.1 years and 1.5 years, respectively. There is no unrecognized expense remaining related to the SARs as of June 30, 2025.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,143,146	$6.65
Granted	1,465,797	5.54
Vested	(430,877)	7.05
Forfeited	(19,834)	5.59
Unvested, June 30, 2025	2,158,232	$5.82

The fair value of RSUs that vested and were settled for equity was $2.23 million during the six months ended June 30, 2025. No RSUs vested during the three months ended June 30, 2025.
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
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	1,016,745	$6.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2025	1,016,745	$6.67	1.80	$—
Exercisable, June 30, 2025	—	$—	0.00	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,016,745	$3.83
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Unvested, June 30, 2025	1,016,745	$3.83

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
The fair value of all stock options, including Performance Based Options, granted under the Compensation Plan for the six months ended June 30, 2025 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.2%
Expected life	3.1 years
Expected volatility(1)	63.2%
Expected dividend yield	—%
Weighted average grant date fair value	$2.27
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all of the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	$1.76 - $8.60	1,132,972	$6.58
Granted	4.57 - 6.11	1,987,910	5.93
Exercised	1.76 - 1.76	(79,803)	1.76
Forfeited	5.43 - 7.48	(63,680)	5.76
Expired	1.76 - 7.48	(34,168)	2.53
Outstanding, June 30, 2025	$2.92 - $8.60	2,943,231	$6.33	4.00	$303,174
Exercisable, June 30, 2025	$2.92 - $8.60	547,055	$6.94	2.63	$140,469
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	798,803	$3.35
Granted	1,987,910	2.27
Vested	(326,858)	3.59
Forfeited	(63,680)	2.57
Unvested, June 30, 2025	2,396,175	$2.44

13.    INCOME TAXES
As of June 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended June 30, 2025, the Company recorded an income tax expense of $0.03 million on loss before tax of $21.81 million with an effective tax rate of 0.12% in 2025. The tax expense consists primarily of Brazil income tax arising from the transfer pricing revenue recognized. For the three months ended June 30, 2024, the Company did not record income tax benefit on loss before tax of $6.42 million. The effective tax rate was 0% for the three months ended June 30, 2024, which was a result of the full valuation allowance on net deferred tax assets.
For the six months ended June 30, 2025, the Company recorded an income tax benefit of $1.12 million on loss before tax of $49.28 million with an effective tax rate of 2.3% in 2025. The tax benefit consists primarily of the reversal of the tax liability for Base Titanium Limited (“Base Titanium”) that was recorded prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. For the six months ended June 30, 2024, the Company did not record income tax benefit on loss before tax of $2.78 million. The effective tax rate was 0% for the six months ended June 30, 2024, which was a result of the full valuation allowance on net deferred tax assets.

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable securities	$1	$445	$(851)	$985
Realized gain on maturities of marketable securities	262	649	450	861
Foreign exchange gain (loss)	(93)	349	(1,516)	(353)
Interest income, net and other	1,336	1,180	1,932	2,747
Other income	$1,506	$2,623	$15	$4,240

The components of accounts payable and accrued liabilities are as follows:

	June 30, 2025	December 31, 2024
Mine closure redundancy	$2,967	$9,169
Accounts payable	4,913	7,508
Accrued operating expenses	5,844	6,507
Accrued payroll liabilities	4,093	6,558
Accrued capital expenditures	3,413	—
Accrued taxes	929	1,673
Deferred revenue	—	813
Total accounts payable and accrued liabilities	$22,159	$32,228

15.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

White Mesa Mill
Historic Claims: In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the Utah Division of Air Quality’s (“UDAQ’s”) decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the White Mesa Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the Utah Division of Radiation Control’s (“DRC’s”) Radioactive Materials License (“License”) Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or Mill License Amendment, as applicable. At this time, the Company does not believe any such modification or replacement would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replacement Air Quality approval Order, Corrective Action Plan and/or License Amendment have not yet been determined and could be significant.
On January 19, 2018, UDEQ renewed, and on February 16, 2018 reissued, the Mill’s License for another ten years and the Groundwater Discharge Permit (“GWDP”) for another five years, after which further applications for renewal of the License and GWDP will need to be submitted. During the review period for each application for renewal, the Mill can continue to operate under its then existing License and GWDP until such time as the renewed License or GWDP is issued. Most recently, on July 15, 2022, the routine GWDP renewal application was submitted to UDEQ for consideration.
In March 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (together, the “Plaintiffs”), filed Petitions for Review challenging UDEQ’s renewal of the License and GWDP. Then, in May and June 2018, the Plaintiffs each filed with UDEQ Requests for Appointment of an ALJ, which they subsequently agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. On February 1, 2019, Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The parties have not to date come to agreement on resolution of these matters. Regardless, the Company does not consider the Plaintiffs’ challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
On August 26, 2021, the Ute Mountain Ute Tribe filed a Petition to Intervene and Petition for Review challenging the UDEQ’s approval of Amendment No. 10 to the Mill License, which expanded the list of Alternate Feed Materials that the Mill is authorized to accept and process for its source material content. Then, on November 18, 2021, the Tribe filed its Request for Appointment of an ALJ to hear all outstanding matters (including the historic claims described, above), followed shortly thereafter by a stay on the request in accordance with a Stipulation and Agreement between the Tribe, UDEQ and the Company. Initial discussions between the Company and the Tribe were held starting in mid-2022 in an effort to resolve the dispute and other outstanding matters without formal adjudication. Additional follow-up discussions with both the Utes’ legal counsel and Tribal Council have been sought by the Company and may be scheduled in the future. However, the Company does not consider this action to have any merit. If the stay is lifted, an ALJ is appointed and the petition is successful, the likely outcome would be a requirement to modify or revoke the Mill License amendment. At this time, the Company does not believe any such modification or revocation would materially affect its financial position, results of operations or cash flows.
Kwale Project
Stevedoring Dispute with the Kenya Ports Authority
To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), the Company (acting through its wholly owned subsidiary Base Titanium) requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on the Company to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to the maiden shipment from the Jetty Facility in 2014, which was ultimately paid by the Company under formal protest to ensure the vessel was permitted to sail.

The Company objects to stevedoring charges being levied by KPA principally on the grounds that (i) the Company’s Jetty Facility is a private facility that was built entirely at the Company’s expense; and (ii) no such stevedoring services are either required of, or are being provided by, KPA and, therefore, a service charge in respect of stevedoring is not applicable and invalid.
In 2017, the Company sought and obtained an injunction from the High Court of Kenya to compel KPA to provide necessary marine services to vessels berthing at the Jetty Facility (“2017 Ruling”). In conjunction, the parties entered consent orders to establish an escrow account where disputed charges are being held pending the final outcome of the dispute.
The Company sought resolution of the dispute through arbitration commenced in Kenya in February 2017 and brought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for the Company to seek appointment of a new arbitrator. The Company has held off on seeking the appointment of a new arbitrator to allow for a potential amicable resolution of the matter. The matter remains unresolved, and the Company anticipates that it may need to recommence formal dispute resolution proceedings through arbitration.
As at June 30, 2025, with all bulk shipments from the Jetty Facility now completed, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid directly to the KPA, and approximately $3.2 million held in the escrow account).
Mivumoni B Village
On March 18, 2021, a local landholder (on his own behalf and on behalf of 65 others (collectively, the “Petitioners”)) filed a petition against the Company in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, claiming excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by the Company’s operations. The Company denies that it has committed the alleged violations or breaches, and is of the view that no substantive evidence has been adduced supporting the claims. The Company conducts its operations in compliance with its Environmental Impact Assessment License and Environmental and Social Management Plan, and has a valid and subsisting license issued by the National Environmental Management Authority.
The Company raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance on the basis that the proper procedure for raising grievances specified in the Mining Act had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed the Company’s application by way of ruling dated February 10, 2022, which has since been upheld by the Court of Appeal of Kenya by way of ruling dated July 18, 2025. The Company is reviewing the ruling of July 18, 2025 and considering its options for further appeal.
The Company believes these claims lack merit and intends to vigorously defend against the claims. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which formed part of the Kwale Project’s Special Mining Lease 23, that their prior relocation and resettlement was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that the Company pay an additional KSH 360,000 per acre (representing the difference between the monetary compensation paid by the Company to the local landholders for their land and the compensation paid to other local landholders for their land for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
The Company denies any liability to the plaintiffs. In 2015 and 2016, following negotiations between the parties, agreements were reached to have the plaintiffs relocated from the suit properties. Pursuant to the said agreements, the plaintiffs were relocated, and compensation was paid by the Company. In turn, the plaintiffs surrendered their title deeds to the Company and transfer instruments were executed.

The Company has raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising grievances specified in the Mining Act has not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. The Company is pursuing an appeal in the Court of Appeal of Kenya. Appeal dates are yet to be set. The original proceedings have been stayed, pending the Company’s appeal.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Toliara Project
The Company acquired control over the Toliara Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension and on December 5, 2024, the Company entered into the MOU with the Government of Madagascar setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the MOU, the Company has been in the process of re-commencing development efforts and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID, which the Company expects could be made as early as 2026.
While the Company is progressing towards an FID, it has been working with the Government of Madagascar to formalize the terms and conditions set out in the MOU and to establish the necessary legal regime that will support development of the Project and is required before a positive FID can be made for the project. To achieve this, the Company and the Government of Madagascar have been negotiating the terms of an investment agreement that would be submitted to the Madagascar Parliament for approval as a law. The investment agreement is intended to provide the key pillars for a bankable large-scale project, including legal and fiscal stability, select tax and customs benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The investment agreement under discussion would also clarify existing procedures for adding monazite to the Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon.
The Government of Madagascar has also been working on a new law establishing a special regime for large scale investments in the Malagasy mining sector, referred to as the “LGPEM” (which will replace the current law known as the “LGIM”). The Company has provided detailed comments on the LGPEM, however the timing of when the LGPEM will be finalized and ready for consideration by the Madagascar Parliament is uncertain. If approved, the Company may elect to seek clarification under the LGPEM. Depending on the final form of the law, a separate agreement approved by the Madagascar Parliament may be required to supplement the LGPEM and ultimately support the development of the Toliara Project. While this is considered a viable pathway to achieving Project stability, the current focus of both the Government of Madagascar and the Company remains finalizing the investment agreement.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and, renewal costs for the remainder of 2025 are expected to total approximately $1.51 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2025, the Company has $20.35 million posted as collateral against undiscounted AROs of $61.45 million. As of December 31, 2024, the Company had $20.00 million posted as collateral against undiscounted AROs of $74.27 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
The Company’s financial instruments as of June 30, 2025 and December 31, 2024 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advance to the Donald Project JV is accounted for as a marketable debt security and is valued using the discounted cash flow approach. The discounted cash flow approach is an income statement technique used to estimate the instrument's fair value using a range of indicated discount rate of 4.96% to 5.47%, depending on the estimated timing a positive FID or no positive FID. The indicated discount rate range is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value heirarchy.
The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the its contingent consideration payment to RadTran using an indicated discount rate of 10.2%, as of the acquisition date, August 16, 2024, 7.7% as of December 31, 2024 and 10.3% as of June 30, 2025, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets
Cash equivalents(1)	$—	$5,000	$—	$5,000
Marketable debt securities	—	109,933	7,993	117,926
Marketable equity securities	16,401	77	—	16,478
Total assets	$16,401	$115,010	$7,993	$139,404
Liabilities
Contingent consideration	$—	$—	$1,709	$1,709

December 31, 2024
Assets
Marketable debt securities	$—	$64,065	$—	$64,065
Marketable equity securities	16,718	71	—	16,789
	$16,718	$64,136	$—	$80,854
Liabilities
Contingent consideration	$—	$—	$1,764	$1,764
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
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2024	$1,764
Revision of estimate	(55)
Ending balance, June 30, 2025	$1,709

17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, HMS and RE Carbonate sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of June 30, 2025 and December 31, 2024, the Company's receivables from its contracts with customers was $0.33 million and $29.02 million, respectively. The Company's contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $10.00 million for the remainder of 2025, $93.36 million for the next three years, and $26.40 million thereafter under the non-cancelable portion of these contracts.

Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	Reportable Segment
Uranium concentrates	$3,850	$8,590	$3,850	$33,904	Uranium
Heavy mineral sands	278	—	15,821	—	Heavy Mineral Sands
Alternate Feed Materials, processing and other	84	129	1,439	241	Uranium
Total revenues	$4,212	$8,719	$21,110	$34,145

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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to Consolidated Uranium Inc. (“CUR”), the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company accrued $0.76 million as of June 30, 2025 and $0.72 million December 31, 2024 within Other assets on the unaudited Condensed Consolidated Balance Sheet related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

19.    REPORTABLE SEGMENTS
The Company’s operations are located in the U.S., Brazil, Kenya, Madagascar and Australia and are organized into three reportable segments: (i) uranium, (ii) REEs and (iii) HMS. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgements about the Company as a whole. The CODM is the Chief Executive Officer. The CODM evaluates the performance of the Company’s reportable segments based on operating income (loss). Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements.
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors generating carbon emission-free energy. The Company also produces vanadium pentoxide, V2O5, as a by-product of uranium at the Mill. The Company is also exploring opportunities to separate radium-226 and radium-228 as a another product of uranium process streams from its existing mines.

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
Heavy Mineral Sands
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Toliara Project and the Company’s equity method investments in the Donald Project JV and Tate. The Company recovers ilmenite, rutile, zircon and monazite.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$3,934	$—	$278	$4,212
Operating costs and expenses:
Costs applicable to revenues	2,659	—	996	3,655
Exploration, development and processing (excluding share-based compensation)(1)	4,729	1,017	3,329	9,075
Standby(1)	1,780	—	—	1,780
Accretion of asset retirement obligations	356	—	506	862
Selling, general and administrative (excluding share-based compensation)	2,534	3,061	6,535	12,130
Share-based compensation	520	564	1,801	2,885
Total operating costs and expenses	12,578	4,642	13,167	30,387
Operating loss	$(8,644)	$(4,642)	$(12,889)	$(26,175)
(1)    Includes depreciation, depletion and amortization expense of $0.79 million, $0.59 million and $0.05 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Three Months Ended June 30, 2024
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$8,719	$—	$—	$—	$8,719
Operating costs and expenses:
Costs applicable to revenues	3,681	—	—	—	3,681
Exploration, development and processing (excluding share-based compensation)(2)	617	1,344	526	—	2,487
Standby(2)	1,663	—	—	—	1,663
Accretion of asset retirement obligations	313	—	—	—	313
Selling, general and administrative (excluding share-based compensation)	2,892	1,751	1,028	—	5,671
Share-based compensation	759	466	187	—	1,412
Transactions and integration related costs	—	—	—	2,536	2,536
Total operating costs and expenses	9,925	3,561	1,741	2,536	17,763
Operating loss	$(1,206)	$(3,561)	$(1,741)	$(2,536)	$(9,044)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $0.57 million, none and $0.06 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Six Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$5,289	$—	$15,821	$—	$21,110
Operating costs and expenses:
Costs applicable to revenues	2,659	—	19,120	—	21,779
Exploration, development and processing (excluding share-based compensation)(2)	9,925	1,017	4,579	—	15,521
Standby(2)	3,647	—	—	—	3,647
Accretion of asset retirement obligations	702	—	1,233	—	1,935
Selling, general and administrative (excluding share-based compensation)	7,193	6,172	11,741	—	25,106
Share-based compensation	1,408	1,067	3,015	—	5,490
Total operating costs and expenses	25,534	8,256	39,688	—	73,478
Operating loss	$(20,245)	$(8,256)	$(23,867)	$—	$(52,368)
(1)     Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.41 million, $1.10 million and $0.10 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Six Months Ended June 30, 2024
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$34,145	$—	$—	$—	$34,145
Operating costs and expenses:
Costs applicable to revenues	14,733	—	—	—	14,733
Exploration, development and processing(2) (excluding share-based compensation)	957	3,406	929	—	5,292
Standby(2)	2,996	—	—	—	2,996
Accretion of asset retirement obligations	589	—	—	—	589
Selling, general and administrative (excluding share-based compensation)	6,093	3,388	2,035	—	11,516
Share-based compensation	1,518	856	383	—	2,757
Transactions and integration related costs	—	—	—	3,285	3,285
Total operating costs and expenses	26,886	7,650	3,347	3,285	41,168
Operating income (loss)	$7,259	$(7,650)	$(3,347)	$(3,285)	$(7,023)
(1)     Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.12 million, $0.08 million and $0.10 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

20.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 1.24 million Common Shares under the ATM for proceeds of $9.99 million, net of share issuance costs, through various transactions from June 30, 2025 to July 21, 2025.

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
All dollar amounts stated herein are in U.S. dollars, except share amounts and currency exchange rates, unless specified otherwise.

Our Company
We responsibly produce several of the critical materials essential to U.S. energy security and advanced technologies, including uranium, vanadium, REEs and HMS—helping to reduce reliance on foreign sources and strengthen domestic supply chains. The Company owns conventional uranium, uranium/vanadium and HMS/REE properties and projects in various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby.
The Company is working to establish itself as a critical minerals hub in the U.S. with its uranium, vanadium, REE Product, HMS Product and potential radioisotopes production. Uranium is the strategic fuel powering carbon-free, emission-free baseload nuclear energy, and one of the most reliable forms of power supporting U.S. energy independence and decarbonization goals. The REEs we are now producing are essential to manufacture permanent magnets used in EVs, hybrid EVs, defense systems, robotics and other advanced technologies. The titanium and zirconium products derived from our HMS production are vital to national security and high-performance industries. Titanium is used in aircraft engines and frames, spacecraft components, medical devices and pigments; while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in a wide range of applications in the medical, aerospace and chemical industries. The radioisotopes that we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer treatments.
In addition, Energy Fuels recovers uranium from Alternate Feed Materials at its Mill, recycling valuable resources that would otherwise be discarded and returning them to the fuel cycle to support U.S. nuclear energy and national security objectives.
The Company has also secured its own HMS sources of uranium- and REE-bearing monazite sands in furtherance of a fully integrated U.S.-based REE supply chain, which include the Toliara Project in Madagascar, the Donald Project in Australia through the Company’s Donald Project JV and the Bahia Project in Brazil.
The Company is currently: ramping up the mining of uranium ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah and stockpiling the mined ore at the Mill; processing stockpiled uranium ore and Alternate Feed Materials at the Mill for the recovery of U3O8 finished product; performing permitting and exploration activities at its Bahia HMS/REE project in Brazil; negotiating stability arrangements, seeking final government approvals and performing permitting and development activities at its Toliara HMS/REE project in Madagascar in preparation for an FID, which the Company expects could be made as early as 2026 if stability arrangements are finalized; performing permitting and development activities at its Donald Project in Australia in preparation for an FID, which the Company expects could be made as early as December 31, 2025; performing various permitting, exploration, and development activities at its uranium and uranium/vanadium properties in the United States; and performing final reclamation activities at its Kwale Project in Kenya.
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
We have four long-term uranium contracts with major U.S. utilities at this time. The Company also entered into one uranium ore purchase agreement with a third-party miner in the vicinity of the Mill during 2025 and has the potential to enter into additional agreements as market conditions warrant.
Recent Developments
Production rates at the Pinyon Plain mine have steadily increased over the past several months as the mine has ramped up. During the three months ended June 30, 2025, the Company mined ore containing roughly 635,000 pounds of uranium with an average grade of 2.23% eU3O8 at its Pinyon Plain mine, which the Company believes is one of the highest-grade uranium mines in U.S. history. Furthermore, as mined ore grades so far are significantly higher than the gamma probe grades from previous drill programs, the Company believes it will mine considerably more uranium from the Main Zone of the deposit versus what is described in the Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project (“PFS”) prepared in February 2023 in accordance with S-K 1300 and NI 43-101.
On April 17, 2025, the Company announced it has successfully developed the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and yttrium, at scale at the Mill, which are six (6) of the seven (7) rare earth oxides that are now subject to newly enacted Chinese export controls, amid increasing trade tensions between the U.S. and China and at the same time President Trump commenced a Section 232 investigation on imports of processed critical minerals, including the rare earth, uranium, and vanadium oxides produced by the Company. The Company also announced on July 17, 2025, that it is in pilot-scale production of “heavy” REE oxides and is expected to have a one (1) kilogram sample of dysprosium (“Dy”) oxide within thirty (30) days (mid-August 2025) and fifteen (15) kilograms by September 30, 2025. The Company also expects to produce a one (1) kilogram sample of terbium (“Tb”) oxide by the end of November 2025 and if progress continues as planned, the Company expects to be able to start producing samarium (“Sm”) oxide on a pilot scale at the Mill in January of 2026.
The Mill currently has the commercial capacity, in its Phase 1 REE separation circuit to process monazite ore concentrates into separated neodymium-praseodymium (“NdPr”) oxide. Through its ongoing test work at the Mill, the Company believes it now has the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce these six (6) rare earth oxides from monazite relatively quickly given appropriate market conditions. In its July 17, 2025 news release, the Company announced that, assuming the current pilot-scale production continues to be successful, the Company could be in a position to produce Dy, Tb and Sm on a commercial scale at its existing Phase 1 REE separation circuit at the Mill, with minor modifications, as early as Q4 2026 from existing feed sources and, if a production decision (which assumes a positive FID) is made in 2025, as early as Q4 2027 from its permitted Donald Project in Australia.
Until such time as the Mill completes its stand-alone Phase 2 REE separation facilities, expected in 2028, the Mill can either process uranium and uranium/vanadium ores or it can process monazite for the recovery of uranium and REEs through its Phase 1 REE separation facilities, but it cannot do both activities at the same time, due to the use of some shared facilities for those activities. The Mill has historically stockpiled mined uranium ore until such time as it has enough stockpiled conventional ore to justify a Mill processing run, after which the Mill can be switched over to other uses, such as monazite processing for uranium and REEs, relatively easily and at low cost. The Mill has a large throughput capacity and can process uranium ore much faster than it is mined, so this has not been an issue to date, but it does require that Mill processing runs be scheduled depending on the timing of conventional uranium ore processing and other needs of the Mill.
In light of the higher mining rate expected at the Pinyon Plain mine for the remainder of 2025 and in subsequent years, and in order to produce enough uranium finished U3O8 in 2025 to allow the Company to fulfill its contract deliveries in 2025, 2026 and a good portion of 2027 and to thereby allow the Company to free-up the Mill to complete an REE processing campaign in 2026 and/or to make any process changes at the Mill in 2026 if needed to help the U.S. government meet its critical minerals requirements, the Company currently plans to commence a conventional ore processing campaign at the Mill in Q4 2025, which is currently expected to continue into March 2026, whereas under its previous guidance it assumed the current uranium ore processing run at the Mill would cease at the end of Q2 2025 to be resumed in a later year. As a result of the addition of this planned conventional ore Mill run commencing in Q4 2025, the Company previously increased its finished U3O8 production guidance for 2025 (see “Guidance” below). The timing of this planned Q4 2025 uranium ore Mill run could change, depending on the Company’s involvement in any government activities aimed at increasing U.S. REE processing capability in 2025 that could dictate a change in Mill scheduling and a change to the Company’s guidance.

The major U.S. utility company to which the Company is obligated to deliver 250,000 pounds of U3O8 in 2025, plus or minus 20%, has recently specified that it has opted to take delivery of 140,000 pounds of U3O8, for delivery in Q3 2025 and 160,000 pounds of U3O8 in Q4 2025, under its contract for 2025, thereby providing more certainty to the Company’s contractual uranium sales obligations in 2025. This is reflected in the Company's uranium sales guidance for 2025 as revised at the end of Q2 2025 (see “Guidance” below).
Guidance
As a result of the spot sale of 50,000 pounds of U3O8 during Q2 2025 and the flex-up by the Company’s utility customers of deliveries under the Company’s long-term contracts from 220,000 pounds of U3O8 to 300,000 pounds of U3O8 in 2025, the Company is changing its sales guidance for 2025 from 220,000 pounds to 350,000 pounds of U3O8, not counting additional spot sales the Company may make depending on market conditions. No other changes have been made to the Company’s previously published guidance. The Company’s revised guidance for 2025 is as follows:

	Current Guidance, as Revised Q2 2025
	Low	High
Mined (contained pounds of U3O8)	875,000	1,435,000
Alternate Feed Materials and other (contained pounds of U3O8)	160,000	200,000
Processed (pounds of U3O8)	700,000	1,000,000
Sales (pounds of U3O8)	350,000	350,000
Finished goods (pounds of U3O8)	925,000	1,225,000
Total inventories (contained pounds of U3O8)	1,985,000	2,585,000
(1) Other includes ore purchases from 3rd party miners and potential cleanup from abandoned uranium mine (“AUM”) materials.
(2) The Company has not elected not to sell inventory into the sport market at this time but may do so subject to market conditions.
The Company continues to mine and stockpile ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, which is expected to contain 875,000 to 1,435,000 pounds of U3O8 contained in approximately 55,000 to 80,000 tons of ore from these mines during 2025, subject to market conditions, mining rates and other factors. This mined ore is expected to be stockpiled at the mines and Mill pending processing at the Mill, which is up from the Company’s initial 2025 published guidance of 730,000 to 1,170,000 pounds of U3O8 in 2025. In addition, the Company expects to receive additional Alternate Feed Materials, AUM cleanup material from the Navajo Nation and ore purchased from third-party mining companies containing approximately 160,000 to 200,000 pounds of U3O8, which, when combined with the ore mined/to be mined by the Company at its own projects, is expected to result in total inventories (uranium-contained-in-ore inventories, work-in-process and finished U3O8 inventory) of approximately 1,985,000 to 2,585,000 pounds of U3O8, subject to any additional spot sales that may be made in 2025. Uranium processing activities are currently expected to result in total uranium production of 700,000 to 1,000,000 pounds of finished U3O8 for 2025, which (combined with existing finished goods inventories) is expected to be sufficient to complete all currently contracted uranium sales in 2025 and 2026 and a portion of currently contracted uranium sales in 2027.
The final mix between quantities of U3O8 contained in ore inventories and finished product inventories at the end of 2025 will depend on the timing of processing stockpiled uranium ore at the Mill (which is currently scheduled to include a conventional ore Mill run commencing in Q4 2025), on any additional ore purchases from third-party mining companies, on any Alternate Feed Materials and other cleanup materials received and on any spot uranium sales or purchases the Company may elect to complete in 2025 in response to uranium prices, market conditions, contract requirements and other factors. Generally, at current spot prices the Company plans to continue to mine uranium ore from its mines, to stockpile the mined ore for future processing, and to process the mined ore only as required to fill deliveries under its long-term contracts, and maintain flexibility for potential spot sales to generate higher margins upon processing, subject to market conditions. This is consistent with the Company’s approach in 2024, during which all the Company’s uranium ore mined in 2024 was stockpiled at the Mill, and none of that ore was processed into finished uranium product or sold in 2024, resulting in no revenues or margins from uranium ore mined in 2024. Instead, the Company elected to stockpile the uranium ore mined in 2024 for processing in 2025 for sale at higher margins into the Company’s 2025 and 2026 deliveries under its long-term sales contracts. Uranium sales in 2024 were limited to sales from pre-existing inventories and only for delivery under the Company’s long-term contracts in 2024.
Currently, the Company plans to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines during Q4 2025, containing up to 670,000 pounds of U3O8, subject to market conditions, contract requirements and the Mill’s schedule, which, along with the production of 330,000 pounds of U3O8 during the first half of 2025, result in expected total finished product uranium production in 2025 at the high end of the 700,000 to 1,000,000 range. The finished U3O8 inventory from this planned Q4 2025 processing campaign, which is expected to continue through Q1 2026, along with existing finished goods inventories, is expected to be sufficient to satisfy the Company’s 2025, 2026 and a large portion of its 2027 delivery requirements, at higher margins than would be expected compared to spot sales at this time. The Company currently plans to process this larger amount of uranium ore in 2025, rather than deferring a portion of the Company’s processing requirements to 2026 and 2027, in order to allow the Company to be able to complete an REE processing campaign in 2026.
Of the 700,000 to 1,000,000 pounds of uranium currently expected to be produced in Q4 2025, approximately 300,000 pounds are expected to be sold under the Company’s long-term contracts in 2025 and the remainder is expected to be sold under the Company’s long-term contracts in 2026 and 2027, resulting in an expected increase in the Company’s finished goods inventory to approximately 925,000 to 1,225,000 pounds of finished U3O8 by the end of 2025, subject to any additional spot sales that may be made in 2025. As with 2024, this will result in a deferral of sales and the expected higher realized sales and margins in connection with the Company’s mined ore and other inventories from 2025 to 2026 and 2027, into the Company’s higher priced long-term contract deliveries in 2026 and 2027. The Company may sell additional uranium inventories on the spot market in 2025, depending on market conditions.
Finished Uranium Costs Expected to Decline
The Company plans to begin processing low-cost Pinyon Plain mine ores commencing in Q4 2025 through Q1 2026, during which we expect to produce 1.1 to 1.4 million pounds of finished U3O8. During that Mill run, the average mining and transportation costs to the Mill for Pinyon Plain ore are expected to be $10 to $14 per pound of recovered U3O8, which together with an expected milling cost of approximately $13 to $16 per pound U3O8, are expected to result in a total weighted average cost of goods sold of approximately $23 to $30 per pound of U3O8 recovered, ranking among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores will be blended and processed with the lower grade, higher cost, La Sal/Pandora ores through early 2026, after which the Company can choose to process Pinyon Plain ores alone to maximize absolute margin, or in conjunction with La Sal/Pandora ores, purchased ores, and alternate feed materials at the Company’s discretion.
The Company’s inventories of finished U3O8 had an approximate weighted average cost of $53.00 per pound U3O8 as of June 30, 2025, reflecting the weighted average cost of production and purchase of finished inventories from various sources over the years, as the Company continues to ramp up production and maximize economies of scale, including from alternate feed materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and spot purchases of uranium on the open market. These costs do not reflect the expected lower costs of recently mined ores from the Pinyon Plain mine, which have not yet been processed. As the Company accounts for cost of goods sold as the weighted average cost of its finished product inventories, sales of uranium produced in 2025 and into 2026 will reflect the blended average of the existing 725,000 pounds of U3O8 finished inventories, plus the cost of additional finished U3O8 produced from blended stockpiled Pinyon Plain and La Sal/Pandora ores. This is expected to result in costs of goods sold of approximately $50 to $55 per pound for U3O8 sales through the end of 2025, which is expected to drop to the $30 to $40 per pound range in Q1 2026, depending on the quantity of any additional spot sales of inventory that may be made in Q3 and Q4 2025. The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.
Based on expected decreasing cost of goods sold and conservative uranium price forecasts, gross margins from the Company’s uranium sales are expected to increase over time.
Uranium Permitting and Development Activities
Additionally, the Company is continuing to prepare two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch, respectively) for expected production within one year from a “go” decision and is advancing several other of its large-scale U.S. mine projects in order to increase uranium production in the coming years, as market conditions warrant. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of over two million pounds of U3O8 per year in as early as 2026. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or the procurement of additional long-term contracts. In 2025, the Company also plans to continue advancing its permitting and development on the Roca Honda, Bullfrog, and EZ Projects, which together with the Company’s Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of uranium on the spot market to supplement its uranium production if necessary to fulfill existing contract requirements.

Other Mill Activities
The Company continually seeks to maximize capacity utilization at the Mill and add new sources of revenue, including through its emerging REE/HMS and potential TAT radioisotopes business lines, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also entered into an agreement with the Navajo Nation in January 2025, which could open the door to the Company assisting in the cleanup of AUM materials left over from Cold War era government programs predating the Company while recycling uranium from ore historically lost to direct disposal.
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
The Company has significantly advanced its REE programs, including the commissioning of commercial REE (NdPr) separation capabilities at the Mill while securing HMS/REE mines that are expected to supply significant quantities of monazite sands feedstock to the Mill for processing into separated REE products. The monazite is expected to be produced as a low-cost byproduct of primarily ilmenite, rutile and zircon from HMS mining. This includes the Company’s October 2, 2024 acquisition of Base Resources and the Toliara Project, and through its joint venture with Astron to jointly develop the Donald Project (in addition to the Bahia Project, which the Company acquired in 2023).
The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q2-2024, which is capable of processing 8,000 to 10,000 tonnes of monazite per year into 850 to 1,000 tonnes of separated NdPr per year, plus a samarium plus (“Sm+”) heavy RE Carbonate. The Company also expects to produce pilot-scale (kilogram) quantities of Dy and Tb oxides in 2025 and Sm in 2026. Assuming the current pilot-scale production continues to be successful, the Company is evaluating producing Dy, Tb and Sm on a commercial scale at its existing Phase 1 REE separation circuit at the Mill, with minor modifications, as early as Q4 2026 from existing feed sources and, if a production decision (which assumes a positive FID) is made in 2025, as early as Q4 2027 from its permitted Donald Project in Australia. The Company is also advancing engineering and permitting on its Phase 2 separation facilities at the Mill to enable the processing of up to 60,000 tonnes of monazite and the production of up to 4,000 to 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials (see “Rare Earth Element Initiatives” below). During Phase 1 commissioning, the Company produced approximately 38 tonnes of separated NdPr, which is currently being qualified by REE metal and magnet manufacturers to enable future offtake of the Company’s separated REE products expected to be produced at the Mill from monazite feedstocks originating at the Toliara, Donald and Bahia Projects (subject to all required licenses, permits and permissions being obtained), in addition to third-party feedstocks that may be purchased from third parties. The Company also plans to continue to evaluate potential opportunities in REE metal, alloy and magnet-making as they may arise.
HMS Activities
With respect to its HMS activities, the Company plans to continue advancing each of its Donald and Toliara Projects to a FID by as early as late-2025 and 2026, respectively. The Company is also updating the 2021 Australian Joint Ore Reserves Committee (“JORC”)-compliant Toliara Definitive Feasibility Study (“DFS”) and 2024 JORC-compliant Toliara Prefeasibility Study (“PFS”) into a combined S-K 1300 and NI 43-101-compliant feasibility study (“FS”), and the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, both of which are expected to be completed later in 2025. The Company also plans to advance its permitting efforts and restart its drilling program at the Bahia Project in 2025, once the appropriate permits and surface access arrangements are in place, with the goal of getting enough information to declare an S-K 1300-compliant initial assessment and NI 43-101-compliant technical report in early 2026.
Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 following depletion of the remaining ore reserves previously reported in accordance with the JORC standards. Processing activities concluded in early January 2025. The sale of all remaining product inventories was completed during 2025. Additional costs of winding-down activities and mining lower mineral grades were incurred during the fourth quarter of 2024 and included in product inventories that were sold during the first quarter of 2025. As a result, the Company incurred a loss in connection with its 2025 sales. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all mining areas are fully reclaimed in accordance with all applicable legal standards. Reclamation of the South Dune mining area was completed in

2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas scheduled for completion in 2025. Reclamation of the tailings storage facility onsite has commenced and is expected to be completed by 2027, with ongoing management and monitoring expected to continue through 2037.
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
During the six months ended June 30, 2025, the Company increased its working capital from $170.90 million to $253.23 million, thereby maintaining the strong balance sheet necessary for the Company to develop its ongoing projects.
Mill Activities
During the six months ended June 30, 2025, the Mill focused on processing stockpiled Alternate Feed Materials and conventional ores, which resulted in production of 330,000 pounds of U3O8.
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes throughout Q2 2025 while engaging in discussions with buyers interested in off-takes for the material (see “Recovering Medical Isotopes for Advanced TAT Cancer Treatments” below).
During the second half of 2025, the Company expects to receive additional Alternate Feed Materials and AUM cleanup material and to purchase ore from third-party mining companies for a total combined U3O8 content of approximately 160,000 to 200,000 pounds. In addition, the Company expects to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines along with Alternate Feed Materials in Q4 2025, which would be expected to result in total uranium production during 2025 of up to 1,000,000 pounds of finished U3O8 depending on market conditions, contract requirements and the Mill’s processing schedule. This uranium processing run is expected to extend through Q1 2026.
The Company also plans to continue to pursue additional Alternate Feed Materials, third-party processing, ore purchases and other sources of feed for the Mill (including potential material recovered from AUMs and other land cleanup work) and, when market conditions warrant, to pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions.
Following expected contract uranium sales, the Company expects to have a total of 1,985,000 to 2,585,000 pounds of contained uranium in ore inventories including finished product at the end of 2025. Having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing uranium sales contracts on the most favorable terms when needed rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected. It also provides more flexibility to make spot sales if market conditions warrant.
Conventional Uranium Mine Activities
During the six months ended June 30, 2025, the Company continued ore production at the Pinyon Plain mine, La Sal mine and Pandora mine.
During the three months ended June 30, 2025, the Company mined ore containing approximately 665,000 pounds of U3O8 from the Pinyon Plain, La Sal and Pandora mines for a total of approximately 780,000 pounds of contained U3O8 through the first half of 2025. Subject to market conditions, the Company currently expects to mine ore containing approximately 875,000 to 1,435,000 pounds of contained U3O8 from its Pinyon Plain, Pandora and La Sal mines during 2025. Such uranium-bearing ore will be stockpiled at the mines or Mill for processing during the remainder of 2025 and into 2026 (or at a future date), subject to market conditions, contract requirements and the Mill’s processing schedule. The Company also expects to continue to purchase uranium ore from third-party miners in the region, and there is the potential to receive additional Alternate Feed

Materials and mine cleanup materials, expected to total approximately 160,000 to 200,000 pounds of additional contained uranium in ore inventories.
The Company currently expects to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines in Q4 2025 containing up to 670,000 pounds of U3O8, with the remainder of the mined ore and Alternate Feed Materials stockpiled at the mines or Mill for processing during 2026 or 2027, subject to market conditions, contract requirements, and the Mill’s schedule. This is expected to result in the production of an additional 670,000 pounds of finished U3O8 in Q4 2025 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines, which when added to the Company’s production of approximately 330,000 pounds of finished U3O8 through the first half of 2025 from existing conventional ore inventories and Alternate Feed Materials, would result in the production of up to 1,000,000 pounds of finished U3O8 product in 2025.
Ore mined during 2025 that is not processed in Q4 2025 will remain stockpiled at the Mill and included in the Company’s inventories of U3O8 contained in stockpiled ore at the end of 2025. Having stockpiled mined ore available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed, rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected. It also provides more flexibility to make spot sales if market conditions warrant.
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
Through the remainder of 2025, the Company also plans to continue advancing permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico, its Bullfrog Project in Utah, and its EZ Project in Arizona, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. These projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
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
49 core holes were completed in the Juniper Zone drilling program in February 2025. Drill core has been sampled and is undergoing analytical testing, which is expected to be completed by the end of Q3 2025. Highlights from the drilling program include the following intercepts:
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
All drill holes targeted the Juniper Zone and were completed from two underground drill stations. The Company believes these drill results confirm that the Juniper Zone is another high-grade zone of uranium mineralization. The Company is planning to conduct additional drilling in the Juniper Zone as it continues development of that area. The Company plans to incorporate these results into an updated S-K 1300/NI 43-101 technical report for the Pinyon Plain mine later this year, which the Company believes will significantly increase the uranium reserves and resources at the Pinyon Plain mine and result in a lower mining and milling cost per pound.
ISR Uranium Extraction and Recovery Activities
The Company produced de minimus quantities of U3O8 at its Nichols Ranch ISR Project during the three months ended June 30, 2025, as it remained on standby. Although the Company does not expect to produce significant quantities of U3O8 through the remainder of 2025 from Nichols Ranch, the Company is undertaking exploration and development activities during the remainder of 2025 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch, the Company currently holds 34 fully permitted, undeveloped wellfields, including four wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of June 30, 2025, the Company held approximately 725,000 pounds of finished uranium inventories located at the Mill and at conversion facilities in North America. Additionally, as of June 30, 2025, the Company held approximately 1,150,000 pounds of additional U3O8 contained in stockpiled ore, Alternate Feed Materials and work-in-process at the Mill or nearby mine sites that can potentially be processed and recovered expediently in the future, as market conditions and contract requirements may warrant.
The Company produced approximately 330,000 pounds of U3O8 during the first half of 2025 and currently expects to produce up to another 670,000 pounds of finished U3O8 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines in Q4 2025, subject to market conditions, contract requirements, and the Mill’s schedule. As a result, total inventories of finished product available for sale in 2025 are currently expected to total approximately 925,000 to 1,225,000 pounds of finished U3O8, depending on whether the Company processes the Pinyon Plain, La Sal and Pandora ore in Q4 2025, as currently expected.
The Company expects to sell 300,000 pounds of uranium during the remainder of 2025, under the Company's existing long-term contracts with utilities. As a result of these sales, the Company currently expects that finished U3O8 inventory will total approximately 925,000 to 1,225,000 pounds U3O8 at the end of 2025 and contained uranium in stockpiled uranium ore inventories will total approximately 1,060,000 to 1,360,000 pounds of U3O8, totaling 1,985,000 to 2,585,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. Again, the mix between increased contained uranium in ore inventories and finished U3O8 product inventory at the end of 2025 will depend on the timing of the processing of stockpiled uranium ore at the Mill, of which a quantity of ore containing up to 670,000 pounds of U3O8 is currently expected to be processed in Q4 2025 with the remainder (if any) deferred to subsequent years, and any spot uranium sales or purchases the Company may elect to complete during the remainder of 2025.
As of June 30, 2025, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
Sales Update and Outlook for 2025
Uranium Sales
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

The Company's four long-term utility contracts require future deliveries of uranium between 2025 and 2030 with base quantities totaling 2.77 million pounds of uranium sales remaining over the period, and between 2.07 million and 3.85 million pounds of deliveries of uranium over that time period based on the buyer’s exercise of options and quantity flexibility. Having observed an uptick in interest from nuclear utilities seeking long-term uranium supply, along with continued strong long-term prices, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts.
During the three and six months ended June 30, 2025, the Company sold 50,000 pounds of uranium in the spot market for a realized sales price of $3.85 million, or $77.00 per pound.
Under the current portfolio of contracts, the Company expects to sell 140,000 pounds of uranium during Q3 2025, 160,000 pounds of uranium in Q4, and between 620,000 and 880,000 pounds of uranium in 2026. The Company holds uncommitted inventory and, with the benefit of production in 2025 and planned production in the future, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2025 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill’s schedule for processing uranium ore stockpiles at the Mill.
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
Rare Earth Sales
During the six months ended June 30, 2025, the Company sold 1.2 tonnes of its NdPr produced from the Mill’s newly installed and commissioned Phase 1 separation circuit to POSCO International (“POSCO”) for sampling to validate that the material meets POSCO’s applicable specifications, which the Company’s NdPr met. The Company offset $0.04 million from the sale of NdPr against commissioning costs capitalized related to the Company’s Phase 1 separation circuit. As of June 30, 2025, approximately 37 tonnes of separated NdPr remain in inventory. Additionally, the Company has approximately 28 tonnes of NdPr, plus approximately 4 tonnes of Sm+ RE Carbonate in solution in its Phase 1 separation circuit. Samples of the Company’s NdPr product have been sent to permanent magnet and other companies around the world for product qualification. Initial testing responses have been positive.
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
Heavy Mineral Sands Sales
The Company’s finished HMS products to date were mined from its Kwale Project, which the Company acquired through the acquisition of Base Resources on October 2, 2024. Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 with lower grade ore mined at the end of the Kwale mine life. Processing activities concluded in early January 2025, and the sale of the remaining product stockpiles was substantially completed during the first quarter of 2025 and fully completed during the second quarter of 2025. As the lower grade ore is more costly to process into finished product, the Company did not realize a gross profit related to its HMS sales during the three or six months ended June 30, 2025.

During the three months ended June 30, 2025, the Company sold 202 tonnes of rutile for total sales of $0.28 million.

During the six months ended June 30, 2025, the Company sold 12,852 tonnes of ilmenite, 7,038 tonnes of rutile and 1,429 tonnes of zircon and low-grade products for total sales of $15.82 million.

The Company does not expect further HMS sales during the remainder of 2025 or until such time its other HMS properties are in production, if at all.

Vanadium Sales
The Company did not sell any vanadium during the six months ended June 30, 2025. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and profits. The vanadium produced in the 2018/2019 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
The Company intends to continue to selectively sell its V2O5 inventory in the spot market as markets warrant but will otherwise continue to maintain its vanadium in inventory.
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
Toliara Project
The Company acquired control over the Toliara Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension, and on December 5, 2024, the Company entered into an MOU with the Government of Madagascar setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the MOU, the Company has been in the process of re-commencing development and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID, which the Company expects could be made as early as 2026.
While the Company is progressing towards an FID, it has been working with the Government of Madagascar to formalize the terms and conditions set out in the MOU and to establish the necessary legal regime that will support development of the Project and is required before a positive FID can be made for the project. To achieve this, the Company and the Government of Madagascar have been negotiating the terms of an investment agreement that would be submitted to the Madagascar Parliament for approval as a law. The investment agreement is intended to provide the key pillars for a bankable large-scale project, including legal and fiscal stability, select tax and customs benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The investment agreement under discussions would also clarify existing procedures for adding monazite to the Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon.
The Government of Madagascar has also been working on a new law establishing a special regime for large scale investments in the Malagasy mining sector, referred to as the “LGPEM” (which will replace the current law known as the “LGIM”). The Company has provided detailed comments on the LGPEM, however the timing of when the LGPEM will be finalized and ready for consideration by the Madagascar Parliament is uncertain. If approved, the Company may elect to seek clarification under the LGPEM. Depending on the final form of the law, a separate agreement approved by the Madagascar Parliament may be required to supplement the LGPEM and ultimately support the development of the Toliara Project. While this is considered a viable pathway to achieving Project stability, the current focus of both the Government of Madagascar and the Company remains finalizing the investment agreement.
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

Donald Project
The Company has a joint venture with Astron, the Donald Project JV, to jointly develop and operate the Donald Project in Australia, which is a well-known REE and HMS deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the project. The Donald Project is notable in that the monazite concentrates expected to be produced at the project contains elevated concentrations of the “heavy” REE oxides, including Dy and Tb.
The JV Agreement provides Energy Fuels with the right to invest up to AUD$183.00 million (approximately $119.89 million at June 30, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company has agreed to issue Common Shares to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 and the remainder will be issued upon a positive FID. As of June 30, 2025, the Company has contributed $18.66 million in cash to the Donald Project JV and issued $3.50 million of Common Shares to Astron for total contributions of $22.16 million. As a result, the Company has a 6.61% ownership interest in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 93.39% interest. See Note 3 – Transactions for further information.
Bahia Project
The Company completed its purchase of the Bahia Project in Brazil on February 10, 2023. The Bahia Project is an HMS/REE deposit that the Company believes has the potential to supply 3,000 to 10,000 tonnes of monazite per year to the Mill for decades for processing into high-purity REE oxides. That amount of monazite contains approximately 1,500 to 5,000 tonnes of total rare earth oxides (“TREO”), including an estimated 300 to 1,000 tonnes of NdPr per year and significant commercial quantities of Dy and Tb and other “heavy” REEs. While Energy Fuels’ primary interest in acquiring the Bahia Project is the uranium and REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile and zircon minerals also in high demand for the production of the critical minerals, titanium and zirconium.
The acquisition of the Toliara and Bahia Projects, and the Donald Project JV, are the culmination of the Company’s efforts to date toward building a significant, secure and diverse book of monazite supply for its rapidly advancing REE processing and critical minerals business, which in the meantime is expected to be supplemented by third-party purchases.
REE Separation Circuits at the Mill
The Company continues to make progress at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company completed and commissioned its Phase 1 REE separation circuit at the Mill during 2024 which is now capable of producing commercial quantities of separated NdPr (the Company produced 38 tonnes of high-purity NdPr during commissioning). The Phase 1 REE separation circuit involved modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of TREO, containing approximately 850 to 1,000 tonnes of separated NdPr per year. With the commissioning of the Phase 1 REE separation circuit, the Mill is able to produce separated NdPr and an Sm+ mixed RE Carbonate that contains only the “heavy” REEs (including Dy, Tb, Sm, Gd, Lu and Y). The Sm+ mixed RE Carbonate can be sold on the market to other facilities to separate the “heavy” REEs or stockpiled at the Mill for separation of the heavies upon completion of the Mill's Phase 2 REE separation facility.
The Company continues to progress planning its Phase 2 REE separation circuit to increase NdPr separation capacity and to install the capacity to produce separated Dy, Tb) and potentially other “heavy” REEs such as Sm, Gd, Lu and/or Y as well as to install a dedicated crack-and-leach circuit to enable the simultaneous production of both uranium/vanadium from conventional ores and uranium and REEs from monazite ores. The Company is focused on using monazite feedstock at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb) as well as Sm, Gd, Lu and Y compared to many other REE-bearing minerals. These REEs are used in the powerful NdFeB magnets that power the most efficient EVs, along with uses in other clean energy, robotic, industrial and defense technologies. The uranium contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits.
The Phase 2 REE separation facility is expected to expand the Company's NdPr separation capabilities at the Mill with an expected processing capacity of approximately 50,000 tonnes of monazite per year containing approximately 25,000 tonnes of TREO and approximately 5,000 tonnes of NdPr per year. Phase 2 is also expected to add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which may be developed as the first stage of Phase 2 prior to construction of the expanded NdPr separation capabilities. During Phase 2, Energy Fuels expects to add “heavy” REE separation capabilities at the Mill, including the production of Dy and Tb, each of which has a commercial market at this time due to its importance in the production of permanent magnets for EVs, robotics and other uses, and potentially: Sm, Gd, Lu and/or Y, each of which does not currently have a commercial market but is of interest to the U.S. government for national security purposes. The Company will also evaluate the potential to produce lanthanum (La) and cerium (Ce) products, along with potentially other REE products. The Company expects to complete Phase 2 in 2028, subject to licensing, financing and receipt of sufficient monazite feed. It is expected that the Mill could run its Phase 1 and Phase 2 REE separation circuits simultaneously, resulting in a combined throughput of up to approximately 60,000 tonnes of monazite per year.
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
Market Update
Uranium
According to weekly and monthly price data from TradeTech LLC (“TradeTech”), the following table sets forth uranium spot prices (dollars per pound) for the three months ended June 30, 2025 and fluctuation during the period:

	March 31,	June 30,	Percent	Quarterly	Quarterly	August 1,
Price	2025	2025	Change	Low	High	2025
Weekly Spot	$64.00	$78.65	23%	$63.00	$78.65	$71.50
Monthly Long-Term	$80.00	$80.00	—%	$80.00	$80.00	$82.00
The Company believes that world demand for clean, carbon-free, reliable and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices increased modestly during Q2 2025, and strong fundamentals appear to underpin the market, including global clean energy goals, significant new demand for electricity (preferably clean electricity) from the technology sector, including for artificial intelligence and data centers, and trade restrictions. Therefore, while the spot market has experienced some periodic weakness, particularly since the second half of 2024 due to uncertainty surrounding waivers on the prohibition of Russian nuclear fuel imports into the U.S. and the potential for imports of uranium from China, the Company continues to believe that uranium prices should rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We continue to expect to see more nuclear units constructed around the world, along with existing capacity to be extended and protected, while primary mine production drops due to depletion of resources, reduced production and low prices. As a result, long-term uranium prices have remained fairly resilient ($80.00 per pound as of June 30, 2025). According to TradeTech, “[a] significant share of end-user demand has drifted into the long-term market.” “TradeTech expects term demand to emerge and retreat in cycles through 2025, largely on the expectation that government policy development will be unpredictable. However, the upward momentum on uranium demand generated by global net-zero and artificial intelligence-development initiatives is expected to underpin renewed appetite to secure uranium supply in 2025.” TradeTech, Uranium Market Study, 2024: Issue 4.
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
The Company’s uranium inventories, along with expected uranium production for the remainder of 2025 and subsequent years, are expected to provide the Company with the flexibility to complete sales in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2025.
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
During the three months ended June 30, 2025, the mid-point price of vanadium in Europe had the following activity:

	March 31,	June 30,	Percent	Quarterly	Quarterly	August 1,
Price	2025	2025	Change	Low	High	2025
Midpoint	$5.08	$5.05	(1)%	$5.05	$5.29	$4.88
Rare Earth Elements
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs, robotics, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets within a plug-in hybrid EV (PHEV) and EV drive unit motor (NdPr, Dy, and Tb) and catalysts (cerium (Ce) and lanthanum (La)) comprised 60% of total consumption, yet over 90% of the value consumed.
Typical monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful synchronous motors required in EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite also contains higher concentrations of “heavy” REEs than other REE-bearing minerals, including Dy and Tb used in permanent magnets, each of which has a commercial market at this time due to its importance in the production of permanent magnets for EVs and other uses, and Sm, Gd, Lu and/or Y, each of which currently does not have a commercial market but is of interest to the U.S. government for national security purposes.
The Company remains primarily focused on NdPr, Tb, Dy and, to a lesser extent, La and Ce, but has the capability to separate other REEs, such as Sm, Gd, Lu and Y, should market conditions support such activities. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a coproduct of HMS mining, which is the case for Chemours’ Offerman Mineral Sand Plant, the Donald Project, Toliara Project and Bahia Project, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours, Donald, Toliara and Bahia material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, substantially all RE Carbonate produced by the Mill has been sold to Neo Performance Materials. The Company also recently commissioned its Phase 1 REE separation circuit capable of producing up to 850 to 1,000 tonnes of separated NdPr per year directly from leach solutions at the Mill (without the need to prepare an RE Carbonate) and is designing facilities capable of producing up to 4,000 to 6,000 tonnes of separated NdPr per year, along with separated Dy, Tb and potentially other REEs. The Company is also evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr oxide and, upon completion of the Phase 2 expansion at the Mill, Tb and Dy oxides. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to date from Asian Metal:

	March 31, 2025		June 30, 2025		Percent	August 1, 2025
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	443	60.97	444	61.88	0.2%	532	73.93
Dy Oxide	1,660	229	1,625	227	(2)%	1,650	230
Tb Oxide	6,530	900	7,100	991	9%	7,100	988

Recently, Benchmark Mineral Intelligence (“Benchmark”) published the first X-China rare earth pricing estimates as of July 31, 2025. Benchmark's recently published European Dy and Tb prices of $800/kg and $3,625/kg exceed the published Chinese prices of $230/kg and $988/kg, respectively, by 348% and 367%, reflecting the scarcity of these REE oxides outside of China and their importance to markets in the United States and Europe.
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
The Company sees its prior commercial production of RE Carbonate and its recent commercial production of separated NdPr in 2024 as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. By acquiring the Bahia Project, the Toliara Project and the right to earn up to a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost feedstock that can be processed in the U.S. into competitive separated REE products available for sale to U.S. and allied customers. Upon successful development of those projects, expected to be in the 2027-2028 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr, of which up to 1,000 tonnes per year can be produced utilizing existing Mill facilities. The Company’s next step in restoring the REE supply chain in the U.S. will be the development of the Mill’s planned Phase 2 REE separation circuit, also expected in the 2027-2028 time frame, which would have the capacity to allow the Mill to produce up to 6,000 tonnes per year of separated NdPr, along with 200 to 300 tonnes per year of separated Dy and Tb, and potentially other REEs, which would utilize all the monazite expected to be mined from the Company’s Bahia, Toliara and Donald Projects, along with additional monazite expected to be sourced from Chemours’ mines on the east coast of the U.S. and others. As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill; in addition, there is one producer of REE oxides from hard rock mining in California. On a global level, there is a potential to acquire monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
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
The global pigment market remained subdued through Q2 2025 due to prevailing economic weakness and increasing uncertainty. This has resulted in declining demand and price erosion for both ilmenite and rutile.
Chinese pigment producers continue to experience challenges from steep tariffs that have been applied to Chinese pigment imports in the key markets of Europe, Brazil and India. Chinese pigment prices remain on a downward trend as Chinese producers attempt to maintain market share in these markets. Pigment production in China is the major global source of demand for sulphate ilmenite, and output from the Chinese pigment producers has decreased as subdued conditions in the domestic Chinese pigment market and major pigment export markets add to the challenges presented by the tariffs.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers have experienced challenging conditions from subdued and uncertain economic conditions in their major markets and have modified their production rates to match demand. The tariffs imposed on Chinese pigment in the key markets mentioned above are expected to result in a shift of some demand from Chinese pigment producers to western pigment producers, which should support demand for rutile and chloride ilmenite. However, until now, a switch from Chinese pigment to western pigment has been limited as Chinese producers continue to compete aggressively in these and other, alternative export, markets. This has maintained downward pressure on high-grade feedstock, including rutile, prices through Q2 2025. Chloride ilmenite, regarded as a niche feedstock for western pigment production with a high relative economic value, is typically purchased under long-term offtake arrangements and generally experiences limited short-term price fluctuations.
Demand for rutile into the welding and titanium metal sectors remains firm. The main drivers of demand have been the shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. These sectors continue to attract a premium price, but they are relatively small sectors and the broader market is driven by the pigment sector. The extent of the rutile price premium into these sectors is being eroded due to an increase in production of premium rutile in China, from concentrates being imported from Africa, which is then competes for sales into Asian welding markets..
The Company believes that longer-term fundamentals for rutile and all grades of ilmenite are positive. Pigment demand, driving consumption of rutile and ilmenite, is expected to resume growing at the rate of global GDP and should recover from current levels with growth in housing and building sectors across major markets. Supply of TiO2 feedstock to meet future demand is dependent on a significant amount of new supply entering the market from new projects.
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
Underlying zircon demand remained sluggish through Q2 2025 due to subdued and uncertain economic conditions in all major markets. Zircon demand in China, the largest global consumer of zircon, remains weak on the back of a sluggish economy - in particular, a subdued housing and construction market. Zircon prices have, therefore, continued to trend downward.
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
Monazite
Monazite is a source of REEs, uranium and thorium. REEs are used in a wide variety of applications including, but not limited to, clean energy applications, permanent magnets, EVs, robotics, electronics, glass polishing, catalysts and defense applications.

Recently, REEs, specifically the magnetic REEs NdPr, Tb, and Dy, have received significant attention for their applications in permanent magnets for EVs and other green technologies and robotics. Monazite is particularly rich in magnetic REEs when compared to other REE-bearing minerals. The uranium in monazite can be used for nuclear power, and thorium can be used for thorium salt reactors and medical isotope production.
Most monazite produced from heavy mineral sands is in the form of either a separated monazite concentrate or as monazite contained in HMC. Currently, most monazite produced globally is shipped to China.
Current demand growth for monazite is closely linked to the growing push for clean energy technologies, such as EVs and wind turbines.
Monazite prices remain subdued and, after recovering from a slight dip in April, were relatively stable through Q2 2025.
The following table sets forth certain HMS prices in USD$/t, according to TZ Minerals International Pty Ltd.'s (“TZMI’s”) estimated market prices published in June 2025:

	March 31, 2025	June 30, 2025	Percent
Product	($/t)	($/t)	Change
Zircon (Premium)	1,760	1,695	(4)%
Rutile (Premium, bulk)	1,180	1,190	1%
Chloride Ilmenite (60 % TiO2)	300	300	—%
Sulfate Ilmenite (50 % TiO2)	265	255	(4)%
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through the first half of 2025, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale.
We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues, income or cash flows of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company entering into four long-term uranium supply agreements, with approximately 300,000 pounds of deliveries in 2025 and an average of approximately 510,000 pounds of deliveries per year starting in 2026 through 2030; (b) the Company commencing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) the Company selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market, thereby generating significant revenues and expected gross margins; (ii) non-recurring revenues and costs of sales during the fourth quarter of 2024 through the beginning of the second quarter of 2025 for HMS produced at our Kwale Project, which ceased production at the end of 2024 and is currently in reclamation; (iii) U.S. government laws and programs, including the recent tariffs enacted by President Donald Trump and retaliatory tariffs proposed by other countries, which could result in changes in the cost of production of various of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how such tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iv) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (v) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of June 30, 2025, the Foundation has awarded 36 grants totaling $0.71 million, of which $0.26 million was committed to American Indian initiatives.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Revenues	$4,212	$8,719	$(4,507)	(52)%
Operating costs and expenses:
Costs applicable to revenues	3,655	3,681	(26)	(1)%
Exploration, development and processing (excluding share-based compensation)	9,075	2,487	6,588	265%
Standby	1,780	1,663	117	7%
Accretion of asset retirement obligations	862	313	549	175%
Selling, general and administration (excluding share-based compensation)	12,130	5,671	6,459	114%
Share-based compensation	2,885	1,412	1,473	104%
Transactions and integration related costs	—	2,536	(2,536)	*
Total operating costs and expenses	30,387	17,763	12,624	71%
Operating loss	(26,175)	(9,044)	(17,131)	189%
Other income (expense):
Gain on sale of assets	3,135	2	3,133	*
Equity in loss of unconsolidated affiliates	(280)	—	(280)	*
Other income	1,506	2,623	(1,117)	(43)%
Total other income	4,361	2,625	1,736	66%
Loss before income taxes	$(21,814)	$(6,419)	$(15,395)	*
Income tax expense	$(26)	$—	$(26)	*
Net loss	$(21,840)	$(6,419)	$(15,421)	*

Basic net loss per share	$(0.10)	$(0.04)	$(0.06)	150%
Diluted net loss per share	$(0.10)	$(0.04)	$(0.06)	150%
*Not meaningful.
For the three months ended June 30, 2025, net loss increased to $21.84 million or $0.10 per share from $6.42 million or $0.04 per share for the three months ended June 30, 2024 primarily due to lower revenues between periods driven by timing of our uranium contract deliveries, the Company's decision to retain uranium in inventory at current spot price levels and higher operating costs following the acquisition of Base Resources on October 2, 2024.
Revenues
Revenues decreased by $4.51 million to $4.21 million for the three months ended June 30, 2025 from $8.72 million for the three months ended June 30, 2024 primarily due to lower uranium sales between periods as a result of contract delivery timing and the Company's decision to retain uranium in inventory at current spot price levels.
Costs Applicable to Revenues
Costs applicable to revenue were relatively consistent at $3.66 million and $3.68 million for the three months ended June 30, 2025 and 2024, respectively.
Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)

Exploration, development and processing costs (excluding share-based compensation) increased by $6.59 million to $9.08 million for the three months ended June 30, 2025 from $2.49 million for the three months ended June 30, 2024 primarily due to higher indirect processing costs at the Mill related to a higher headcount and inflation, further development activities at the La Sal Complex and the Juniper zone at the Pinyon Plain mine, increased exploration activities at other mine locations and write-off of consumables inventory at the Kwale Project.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of June 30, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $0.12 million to $1.78 million for the three months ended June 30, 2025 from $1.66 million for the three months ended June 30, 2024 primarily due to higher general maintenance costs as a result of inflation.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $6.46 million to $12.13 million for the three months ended June 30, 2025 from $5.67 million for the three months ended June 30, 2024 primarily due to higher salaries and benefits in connection with additional headcount, including employees retained from Base Resources following the acquisition on October 2, 2024.
Share-based compensation
Share-based compensation increased by $1.48 million to $2.89 million for the three months ended June 30, 2025 from $1.41 million for the three months ended June 30, 2024 primarily due to additional headcount, which includes awards granted to employees retained from Base Resources.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $2.54 million for the three months ended June 30, 2024. There were no transactions and integration related costs incurred during the three months ended June 30, 2024. See Note 3 – Transactions for more information.
Other Income (Expense)
Gain on sale of assets
Gain on sale of assets was $3.14 million for the three months ended June 30, 2025 primarily due to the sale of mining equipment no longer needed for completing reclamation activities at the Kwale Project. The Company had a negligible gain on sale of assets during the three months ended June 30, 2024.
Equity in loss of unconsolidated affiliates
Equity in loss of unconsolidated affiliates was $0.28 million for the three months ended June 30, 2025 related to the Company's proportionate share of losses in the Donald Project JV, which was formed on September 24, 2024 and Tate, which the Company increased its ownership and obtained a significant influence and applied the equity method of accounting on April 1, 2025. The Company did not have an investment in an unconsolidated affiliate during the three months ended June 30, 2024.
Other income
Other income decreased by $1.11 million to $1.51 million, net for the three months ended June 30, 2025 from $2.62 million, net for the three months ended June 30, 2024 primarily due to a loss on foreign currency exchanges during 2025 compared to a gain in 2024 as well as lower interest income and realized gains on marketable securities and lower mark-to-market gains on marketable securities between periods. See Note 14 – Supplemental Financial Information for more information.

Income tax expense
Income tax expense was $0.03 million for the three months ended June 30, 2025 on loss before income taxes of $21.81 million. The income tax expense is primarily due to Brazil income tax arising from transfer pricing revenue recognized. While loss before taxes was $6.42 million for the three months ended June 30, 2024, the Company did not record income tax benefit because it had a full valuation allowance on net deferred tax assets.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) REE and (iii) HMS. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a coproduct of uranium process streams at the Mill. The REE segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. During the year ended December 31, 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill. The Company expects to procure monazite through Company-owned mines like the Toliara Project, Bahia Project, its JV interest in the Donald Project and other potential joint ventures or other collaborations, as well as open market purchases. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project and Toliara Project and includes the Company's equity method investments in the Donald Project JV and Tate. The Company recovers stand-alone ilmenite, rutile and zircon to provide sources of Titanium (“TiO2”) and Zirconium (“ZrO2”).
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$3,850	$—	$—	$3,850
Heavy mineral sands	—	—	278	278
Alternate Feed Materials, processing and other	84	—	—	84
Total revenues	$3,934	$—	$278	$4,212
Costs applicable to revenues
Costs applicable to uranium concentrates	$2,659	$—	$—	$2,659
Costs applicable to heavy mineral sands	—	—	996	996
Total costs applicable to revenues	$2,659	$—	$996	$3,655

	Three Months Ended June 30, 2024
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$8,590	$—	$—	$8,590
Alternate Feed Materials, processing and other	129	—	—	129
Total revenues	$8,719	$—	$—	$8,719
Costs applicable to revenues
Costs applicable to uranium concentrates	3,681	—	—	3,681
Total costs applicable to revenues	$3,681	$—	$—	$3,681
The following table sets forth select operating data and financial metrics:

	Three Months Ended June 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	50,000	100,000	(50,000)	(50)%
Heavy mineral sands (tonnes)	202	—	202	*

Realized sales price
Uranium concentrates ($/lb.)	$77.00	$85.90	$(8.90)	(10)%
Heavy mineral sands ($/tonne)	$1,371	$—	$1,371	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$53.17	$36.81	$16.36	44%
Heavy mineral sands ($/tonne)	$4,931	$—	$4,931	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates decreased by $4.74 million to $3.85 million for the three months ended June 30, 2025 from $8.59 million for the three months ended June 30, 2024 primarily due to lower volumes sold and lower realized sales prices between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for an approximate $4.30 million decrease in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $0.44 million decrease in between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $0.05 million to $0.08 million for the three months ended June 30, 2025 from $0.13 million for the three months ended June 30, 2024 primarily due to fewer services provided to IsoEnergy Ltd., as successor in interest to CUR, under our mine operating agreement with CUR.
Costs Applicable to Revenues
Costs applicable to uranium concentrates

Costs applicable to uranium concentrates decreased by $1.02 million to $2.66 million for the three months ended June 30, 2025 from $3.68 million for the three months ended June 30, 2024 primarily due to lower volumes sold between periods partially offset by higher weighted average costs per pound. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $1.84 million decrease in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period volumes sold) accounted for an approximate $0.82 million increase in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to revenues for either the three months ended June 30, 2025 or 2024.
Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS were $0.28 million for the three months ended June 30, 2025. The final HMS product produced from the Kwale mine was shipped in April 2025. There were no revenues from HMS for the three months ended June 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 – Transactions to the consolidated financial statements for more information.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS were $1.00 million for the three months ended June 30, 2025 due to higher unit costs related to mining the lower grade ore at the end of the Kwale mine life, which was completed as of December 31, 2024. The final HMS product sales from the Kwale mine was shipped in April 2025. There were no costs applicable to HMS the three months ended June 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 – Transactions to the consolidated financial statements for more information.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Six Months Ended June 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Revenues	$21,110	$34,145	$(13,035)	(38)%
Operating costs and expenses:
Costs applicable to revenues	21,779	14,733	7,046	48%
Exploration, development and processing (excluding share-based compensation)	15,521	5,292	10,229	193%
Standby	3,647	2,996	651	22%
Accretion of asset retirement obligations	1,935	589	1,346	229%
Selling, general and administration (excluding share-based compensation)	25,106	11,516	13,590	118%
Share-based compensation	5,490	2,757	2,733	99%
Transactions and integration related costs	—	3,285	(3,285)	*
Total operating costs and expenses	73,478	41,168	32,310	78%
Operating loss	(52,368)	(7,023)	(45,345)	646%
Other income (expense):
Gain on sale of assets	3,490	2	3,488	*
Equity in loss of unconsolidated affiliates	(421)	—	(421)	*
Other income	15	4,240	(4,225)	*
Total other income	3,084	4,242	(1,158)	(27)%
Loss before income taxes	(49,284)	(2,781)	(46,503)	*
Income tax benefit	1,120	—	1,120	*
Net loss	(48,164)	(2,781)	(45,383)	*

Basic net loss per share	$(0.23)	$(0.02)	$(0.21)	*
Diluted net loss per share	$(0.23)	$(0.02)	$(0.21)	*
*Not meaningful.
For the six months ended June 30, 2025, we incurred a net loss of $48.16 million or $0.23 per share compared to net loss of $2.78 million or $0.02 per share for the six months ended June 30, 2024 primarily due to lower revenues between periods driven by timing of our uranium contract deliveries, Company's decision to retain uranium in inventory at current spot price levels and higher operating costs following the acquisition of Base Resources on October 2, 2024.
Revenues
Revenues decreased by $13.04 million to $21.11 million for the six months ended June 30, 2025 from $34.15 million for the six months ended June 30, 2024 primarily due to lower uranium sales between periods as a result of contract delivery timing and Company's decision to retain uranium in inventory at current spot price levels, partially offset by HMS sales during the current period. As the lower grade HMS are more costly to produce, the Company did not realize a gross profit related to its HMS sales during the three or six months ended June 30, 2025.
Costs Applicable to Revenues
Costs applicable to revenue increased by $7.05 million to $21.78 million for the six months ended June 30, 2025 from $14.73 million for the six months ended June 30, 2024 due to higher HMS costs applicable to revenues during the six months ended June 30, 2025 associated with the winding down of the Kwale Project, partially offset by lower costs applicable to uranium during the six months ended June 30, 2024 due to lower volumes sold.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) increased by $10.23 million to $15.52 million for the six months ended June 30, 2025 from $5.29 million for the six months ended June 30, 2024 primarily due to higher indirect processing costs at the Mill related to a higher headcount and inflation, further development activities at the La Sal Complex and the Juniper zone at the Pinyon Plain mine, increased exploration activities at other mine locations and write-off of consumables inventory at the Kwale Project.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of June 30, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $0.65 million to $3.65 million for the six months ended June 30, 2025 from $3.00 million for the six months ended June 30, 2024 primarily due to higher general maintenance costs as a result of inflation.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $13.59 million to $25.11 million for the six months ended June 30, 2025 from $11.52 million for the six months ended June 30, 2024 primarily due to higher salaries and benefits in connection with additional headcount, including employees retained from Base Resources following the acquisition on October 2, 2024.
Share-based compensation
Share-based compensation increased by $2.73 million to $5.49 million for the six months ended June 30, 2025 from $2.76 million for the six months ended June 30, 2024 primarily due to additional headcount, which includes awards granted to employees retained from Base Resources.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $3.29 million for the six months ended June 30, 2024. There were no transactions and integration related costs incurred during the six months ended June 30, 2024. See Note 3 – Transactions for more information.
Other Income
Gain on sale of assets
Gain on sale of assets was $3.49 million for the six months ended June 30, 2025 primarily due to the sale of mining equipment no longer needed for completing reclamation activities at the Kwale Project, which came to the end of its life at the end of 2024. The Company had a negligible gain on sale of assets during the six months ended June 30, 2024.
Equity in loss of unconsolidated affiliates
Equity in loss of unconsolidated affiliates was $0.42 million for the six months ended June 30, 2025 related to the Company's proportionate share of losses in the Donald Project JV, which was formed on September 24, 2024 and Tate, which the Company increased its ownership and obtained a significant influence and applied the equity method of accounting on April 1, 2025. The Company did not have an investment in an unconsolidated affiliate during the six months ended June 30, 2024.
Other income
Other income decreased by $4.22 million to $0.02 million, net for the six months ended June 30, 2025 from $4.24 million, net for the six months ended June 30, 2024 due to increased foreign exchange losses, lower interest income and a mark-to-market loss on marketable securities during the current period compared to a mark-to-market gain on marketable securities during the prior period. See Note 14 – Supplemental Financial Information for more information.
Income tax benefit
Income tax benefit was $1.12 million for the six months ended June 30, 2025 on loss before income taxes of $49.28 million. The income tax benefit is primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. While loss before taxes was $2.78 million for the six months ended June 30, 2024, the Company did not record income tax benefit because it had a full valuation allowance on net deferred tax assets.
Segment Results of Operations
The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$3,850	$—	$—	$3,850
Heavy mineral sands	—	—	15,821	15,821
Alternate Feed Materials, processing and other	1,439	—	—	1,439
Total revenues	$5,289	$—	$15,821	$21,110
Costs applicable to revenues
Costs applicable to uranium concentrates	$2,659	$—	$—	$2,659
Costs applicable to heavy mineral sands	—	—	19,120	19,120
Total costs applicable to revenues	$2,659	$—	$19,120	$21,779

	Six Months Ended June 30, 2024
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$33,904	$—	$—	$33,904
Alternate Feed Materials, processing and other	241	—	—	241
Total revenues	$34,145	$—	$—	$34,145
Costs applicable to revenues
Costs applicable to uranium concentrates	$14,733	$—	$—	$14,733
Total costs applicable to revenues	$14,733	$—	$—	$14,733

The following table sets forth selected operating data and financial metrics:

	Six Months Ended June 30,		Increase	Percent
	2025	2024	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	50,000	400,000	(350,000)	(88)%
Heavy mineral sands (tonnes)	21,319	—	21,319	*

Realized sales price
Uranium concentrates ($/lb.)	$77.00	$84.76	$(7.76)	(9)%
Heavy mineral sands ($/tonne)	$742	$—	$742	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$53.17	$36.83	$16.34	44%
Heavy mineral sands ($/tonne)	$897	$—	$897	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates decreased by $30.05 million to $3.85 million for the six months ended June 30, 2025 from $33.90 million for the six months ended June 30, 2024 primarily due to lower realized sales prices and lower volumes sold between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $29.67 million decrease in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period sales volumes sold) accounted for an approximate $0.38 million decrease between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other increased by $1.20 million to $1.44 million for the six months ended June 30, 2025 from $0.24 million for the six months ended June 30, 2024 primarily due to processing certain alternate feed material including the recognition of related deferred revenue during the six months ended June 30, 2025.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates decreased by $12.07 million to $2.66 million for the six months ended June 30, 2025 from $14.73 million for the six months ended June 30, 2024 primarily due to lower volumes sold between periods partially offset by higher weighted average costs per pound. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $12.89 million decrease in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $0.82 million increase in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to revenues for either the six months ended June 30, 2025 or 2024.

Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS were $15.82 million for the six months ended June 30, 2025. There were no revenues from HMS for the six months ended June 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 — Transactions to the consolidated financial statements for more information.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS were $19.12 million for the six months ended June 30, 2025 due to higher costs related to mining the lower grade HMS products at the end of the Kwale mine life, which was completed as of December 31, 2024. There were no costs applicable to HMS for the six months ended June 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 — Transactions to the consolidated financial statements for more information.
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
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares pursuant to our ATM in appropriate circumstances and fund our capital expenditures and potential future growth opportunities through debt and/or equity financings. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM, which we fully distributed by June 13, 2025. On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the six months ended June 30, 2025, the Company issued 30.40 million Common Shares for net proceeds of $151.88 million under the ATM. See Note 10 – Capital Stock for more information.
Working Capital and Future Requirements for Funds
As of June 30, 2025, the Company had working capital of $253.23 million, including $71.49 million in cash and cash equivalents, $126.41 million of marketable securities, approximately 725,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.

Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(44,773)	$(834)
Net cash used in investing activities	(75,217)	(34,955)
Net cash provided by financing activities	152,131	3,555
Effect of exchange rate fluctuations on cash held in foreign currencies	1,098	(272)
Net change in cash, cash equivalents and restricted cash	33,239	(32,506)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
Cash, cash equivalents and restricted cash, end of period	$91,844	$42,518
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net cash used in operating activities
Net cash used in operating activities increased by $43.94 million to $44.77 million for the six months ended June 30, 2025 from $0.83 million for the six months ended June 30, 2024. The change between periods was primarily due to higher gross profits on uranium concentrates sales during the six months ended June 30, 2024 compared to the six months ended June 30, 2025 and higher operating costs between periods following the acquisition of Base Resources on October 2, 2024.
Net cash used in investing activities
Net cash used in investing activities increased by $40.26 million to $75.22 million for the six months ended June 30, 2025 from $34.96 million for the six months ended June 30, 2024. The increase is primarily due to an increase in the net cash inflows from purchases and maturities of marketable securities of $42.19 million and lower additions of $3.16 million to property, plant, and equipment and mineral properties between periods, partially offset by increased contributions to our investment in the Donald Project JV of $4.72 million between periods and proceeds from sale of assets increased by $3.49 million during the six months ended June 30, 2025.
Net cash provided by financing activities
Net cash provided by financing activities increased by $148.57 million to $152.13 million for the six months ended June 30, 2025 from $3.56 million for the six months ended June 30, 2024 primarily due to higher proceeds of $147.09 million for the issuance of Common Shares for cash, net under the ATM.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, REEs, HMC and HMS products. Interest rate risk results from our debt and equity instruments that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration, and development of exploitable resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of June 30, 2025 (in thousands):

Cash and cash equivalents	$6,330
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2025 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$60

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(60)

Credit Risk

Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of June 30, 2025, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As disclosed in Note 3 – Transactions, on October 2, 2024, the Company completed the acquisition of Base Resources, which operated under its own set of systems and internal controls. During the three and six months ended June 30, 2025, the Company transitioned certain Base Resources’ processes to the Company’s internal control processes and added other internal controls over significant processes over financial reporting for Base Resources.
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2024, or in this Form 10-Q for the three and six months ended June 30, 2025.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, other than as disclosed in this Form 10-Q for the three and six months ended June 30, 2025.

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
10.1
Sales Agreement by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities Inc., LLC, and H. C. Wainwright & Co., LLC dated June 13, 2025 (6)

10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (7)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (8)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (9)
10.5	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024 (10)
10.6	Employment Agreement by and between Energy Fuels Inc. and Nathan R. Bennett dated July 10, 2025 (11)
10.7	Employment Agreement by and between Energy Fuels Inc. and Ross R. Bhappu dated July 30, 2025 (12)
10.8	Scheme Implementation Deed dated as of April 21, 2024, by and among Energy Fuels Inc., EFR Australia Pty Ltd. and Base Resources Limited (13)
10.9
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (14)

10.10	Employment Agreement by and Between Base Resources and Timothy Carstens dated May 5, 2008 and amended October 18, 2019 (15)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(5)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 23, 2025.
(6)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on June 13, 2025.
(7)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(8)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(9)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 7, 2025.
(11)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on July 22, 2025.
(12)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on August 4, 2025.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 25, 2024.
(14)	Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.
(15)	Incorporated by reference to Exhibit 10.8 to Energy Fuels’ Form 10-Q filed with the SEC on May 7, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: August 6, 2025	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
Chief Executive Officer

Dated: August 6, 2025	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer