Form 10-Q
period 2025-09-30
ENERGY FUELS INC
filed 2025-11-03
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 31, 2025, the registrant had 237,286,768 common shares, without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium projects and the expansion of our rare earth element (“REE”) and heavy mineral sands (“HMS”) initiatives, including work on our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, work on our South Bahia HMS/REE project in Brazil (the “Bahia Project”), and our plans related to our recently acquired HMS properties, including the Kwale HMS Project in Kenya (the “Kwale Project”) and the Toliara REE and HMS Project in Madagascar (the “Toliara Project”), which were acquired through the Company’s acquisition of Base Resources Limited (“Base Resources” or “Base”) on October 2, 2024, and the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS Project in Australia (the “Donald Project”); plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium, uranium/vanadium, REE or HMS mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or REE and HMS properties; historic estimated resources and reserves; production estimates; maintenance and renewal of permits; expectations as to political or government stability in any of the jurisdictions in which the Company owns properties or conducts business; expectations that the Company will be successful in formalizing with the Government of Madagascar fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate; any expectation that positive final investment decisions (“FIDs”) will be made for the Toliara Project, Donald Project and/or Bahia Project and that any of those projects will be developed; and expectations for the outcome(s) of any pending litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, that the forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, and that actual results are likely to differ (and may differ materially), and objectives and strategies may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of a pandemic, political unrest or wars, or the imposition of tariffs that affect global markets; cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to national security; litigation risks; risks associated with the restart and subsequent operation of any of our uranium, uranium/vanadium and REE and HMS mines; risks associated with our commercial production of an REE carbonate (“RE Carbonate”) or separated REE oxides and the planned expansion of such production; risks associated with the exploration, permitting and development of our Toliara Project, Donald Project and/or Bahia Project; risks associated with the reclamation and closure of our Kwale Project; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully closing and integrating potential and successful business and mineral acquisitions into Company operations; risks associated with our joint ventures; international risks, including geopolitical and country risks; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; risks associated with the failure of the Government of Madagascar to formalize suitable fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate, on a timely basis or at all; risks related to the Toliara Project associated with social unrest and political instability in Madagascar, including but not limited to potential coups, military takeovers, changes in presidential, parliamentary and other governmental leadership, related protests, permitting delays, and any delays in formalizing suitable fiscal and other terms applicable to the Toliara Project that may arise due to such political instability, including failure or reluctance of a new prevailing government to recognize or honor previously negotiated terms or existing rights; risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
•global economic risks, including the occurrence of unforeseen or catastrophic events, such as social and political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
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
•risks that: the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and/or yttrium, at scale at the Mill; or that it does not have, or is not able to develop, the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce such REEs from monazite relatively quickly with appropriate market conditions; or that appropriate market conditions will not prevail;
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
•risks associated with the high grades mined and the increased mining rate experienced during the second quarter of 2025 at the Company’s Pinyon Plain mine not persisting for at least the remainder of 2025 or at all;
•risks that the initial results from the Company’s 2024-2025 drilling program at the Pinyon Plain mine’s Juniper Zone will not (i) significantly increase the mineable uranium resources at the mine, (ii) confirm that the Juniper Zone is another high-grade zone of uranium mineralization at the mine, and/or (iii) result in a lower mining/milling cost per pound at the mine;
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

•risks that we may compromise or lose our proprietary technology or intellectual property in certain circumstances, which could result in a loss in our competitive position and/or the value of our intangible and other assets;
•risks associated with our ongoing ability to successfully develop, attract and retain qualified management, Board members and other key personnel critical to the success of our business, given limited significant experience in our key industries;
•competition for, among other things, capital, mineral properties and skilled personnel;
•the adequacy of, and costs of retaining, our insurance coverage and uncertainty as to reclamation and decommissioning liabilities, including the adequacy of our political risk insurance to cover any losses or costs due to any expropriation of properties or rights, or delays in achieving or inability to achieve approvals, suitable stability arrangements or fiscal terms, or development of any of our projects, as a result of community unrest, political instability, changes to government regimes or otherwise;
•the ability of our bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending resolution;
•our ability to meet our obligations to our creditors and to access additional credit facilities on favorable terms or at all;
•failure to complete proposed mergers and acquisitions (“M&A”), to successfully integrate after M&A transactions, and/or incorrectly assess the value or risks associated with M&A;
•risks associated with the Toliara Project, including: risks associated with the failure of the Government of Madagascar to formalize suitable fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and/or other mechanisms as appropriate on a timely basis or at all; risks associated with adding monazite to the Toliara Project’s mining permit on a timely basis, or at all; risks associated with the ability of the Company to maintain suitable fiscal terms with the Government of Madagascar over time; country risks, including the risks of social and political unrest and expropriation risks; risks associated with government instability, including but not limited to potential coups, military takeovers, changes in presidential, parliamentary and other governmental leadership, related protests and civil unrest, the ability to secure international recognition of any such prevailing government, permitting delays, and any delays in formalizing suitable fiscal and other terms applicable to the Toliara Project that may arise due to such political instability, including any failure or reluctance of a new prevailing government to recognize or honor previously negotiated terms or existing rights; the risk of impacts of any instability to project development prospects or timelines; and risks of challenges by special interest groups and other parties;
•risks associated with reclamation of the Kwale Project, including the long-term stability of reclamation activities and reclaimed structures;
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
•risks associated with our ability to raise debt financing, international and/or domestic, as may be required or desirable, and risks associated with our ability to repay debts owed, including on the Notes (as defined below) on or before their maturity dates and risks related to capped call transactions;

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
•risks related to conducting business operations in foreign countries including; international risks; geopolitical and country risks; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all; risks of community unrest; risks of delays in project development; heightened risks of expropriation of assets, business interruption, increased taxation, import/export controls, or unilateral modification of concessions and contracts; and risks of changes to government regimes and the uncertainty any such changes in regimes may have on previously negotiated rights, approvals, fiscal or stability arrangements or development prospects or timelines for projects;
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
•risks related to our potential recovery of radioisotopes at the Mill for use in our TAT initiatives, including a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will not be able to be sold on a commercial basis; all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and the cancer treatment therapeutics will receive the required approvals and will be commercially successful; and
•risks that we will not acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Toliara Project and/or Donald Project will not reach a positive FID.
Such statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of uranium, vanadium, REE products, HMC, HMS products and our other primary metals, radioisotopes and minerals develop are as expected; that uranium, vanadium, REE product, REE, HMC and HMS product prices required to reach, sustain or increase expected or forecasted production levels are realized as expected; that our RE Carbonate production, production of separated REE oxides or any other proposed REE activities, our HMS production, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that there are no material mining, processing and/or reclamation upsets, including geological, technical and processing problems, unanticipated metallurgical difficulties, community unrest, less than expected recoveries, ground control problems, process upsets and/or equipment malfunctions, and/or tailings dam or facility instability or failure; that we receive valid regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms and that we are able to repay our debts on or prior to their maturity; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no additional conservation units or environmental protection areas or management plans or unanticipated restrictions that could impact planned exploration or production at or restrict the Company’s ability to or prevent the Company from exploring or mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company’s existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
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
For purposes of S-K 1300 and NI 43-101, as of September 30, 2025, the Company is classified as a production stage issuer because it is engaged in the material extraction of Mineral Reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

ENERGY FUELS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (Note 17)	$17,710	$4,047	$38,820	$38,192
Operating costs and expenses:
Costs applicable to revenues	12,784	1,847	34,563	16,580
Exploration, development and processing	12,704	3,619	28,645	8,911
Standby	2,525	1,645	6,172	4,641
Accretion of asset retirement obligations	687	327	2,622	916
Selling, general and administration	15,676	7,060	45,852	21,333
Transactions and integration related costs	—	1,462	—	4,747
Total operating costs and expenses	44,376	15,960	117,854	57,128
Operating loss	(26,666)	(11,913)	(79,034)	(18,936)

Other income (expense):
Gain on sale of assets	1,806	8	5,296	10
Equity in loss of unconsolidated affiliates	(327)	—	(748)	—
Other income (loss) (Note 14)	8,266	(174)	8,281	4,066
Total other income (loss)	9,745	(166)	12,829	4,076
Loss before income taxes	(16,921)	(12,079)	(66,205)	(14,860)
Income tax benefit (expense)	(84)	—	1,036	—
Net loss	(17,005)	(12,079)	(65,169)	(14,860)
Net loss attributable to non-controlling interest	(269)	(19)	(324)	(21)
Net loss attributable to Energy Fuels Inc.	$(16,736)	$(12,060)	$(64,845)	$(14,839)

Basic net loss per share (Note 11)	$(0.07)	$(0.07)	$(0.29)	$(0.09)
Diluted net loss per share (Note 11)	$(0.07)	$(0.07)	$(0.29)	$(0.09)

Items that may be reclassified in the future to loss
Foreign currency translation adjustment	$604	$—	$3,695	$—
Other comprehensive income	604	—	3,695	—
Comprehensive loss	$(16,401)	$(12,079)	$(61,474)	$(14,860)
Comprehensive loss attributable to non-controlling interest	(269)	(19)	(324)	(21)
Comprehensive loss attributable to Energy Fuels Inc.	$(16,132)	$(12,060)	$(61,150)	$(14,839)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Balance Sheets
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$93,962	$38,603
Marketable securities (Notes 4 and 16)	141,302	80,854
Trade and other receivables, no allowance for credit losses, as of September 30, 2025 and December 31, 2024 (Note 5)	12,061	37,763
Inventories (Note 6)	74,354	66,504
Prepaid expenses and other current assets	5,227	6,463
Total current assets	326,906	230,187
Mineral properties, net (Note 7)	302,296	278,330
Property, plant and equipment, net (Note 7)	62,092	55,187
Investments, net (Note 8)	24,174	15,890
Marketable securities (Notes 4 and 16)	8,229	—
Intellectual property, net (Note 3)	4,479	4,767
Restricted cash (Note 9)	22,655	20,002
Other assets	7,486	7,606
Total assets	$758,317	$611,969

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$20,314	$32,228
Asset retirement obligations (Note 9)	5,567	24,604
Contingent consideration (Notes 3 and 16)	1,745	1,764
Other liabilities	810	693
Total current liabilities	28,436	59,289
Asset retirement obligations (Note 9)	21,220	19,513
Other liabilities	1,098	1,490
Total liabilities	50,754	80,292
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 236,866,480 and 198,666,994 as of September 30, 2025 and December 31, 2024, respectively	1,174,490	937,889
Accumulated deficit	(468,868)	(404,023)
Accumulated other comprehensive loss	(2,377)	(6,072)
Total shareholders' equity	703,245	527,794
Non-controlling interest	4,318	3,883
Total equity	707,563	531,677
Total liabilities and equity	$758,317	$611,969

Commitments and contingencies (Note 15)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Changes in Equity
(unaudited) (Expressed in thousands of U.S. dollars, except share amounts)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	198,666,994	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued for cash by at-the-market offering	15,807,475	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Shares issued for the vesting of restricted stock units	293,306	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70,070	123	—	—	123	—	123
Cash received from non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,837,845	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429
Net loss	—	—	(21,812)	—	(21,812)	(28)	(21,840)
Other comprehensive loss	—	—	—	3,688	3,688	—	3,688
Shares issued for cash by at-the-market offering	14,584,450	76,313	—	—	76,313	—	76,313
Share issuance cost	—	(2,057)	—	—	(2,057)	—	(2,057)
Share-based compensation	—	3,202	—	—	3,202	—	3,202
Shares issued for the vesting of restricted stock units	2,337	—	—	—	—	—	—
Shares issued for exercise of stock options	—	34	—	—	34	—	34
Balance as of June 30, 2025	229,424,632	$1,095,295	$(452,132)	$(2,981)	$640,182	$4,587	$644,769
Net loss	—	—	(16,736)	—	(16,736)	(269)	(17,005)
Other comprehensive income	—	—	—	604	604	—	604
Shares issued for cash by at-the-market offering	7,240,113	77,283	—	—	77,283	—	77,283
Share issuance cost	—	(2,319)	—	—	(2,319)	—	(2,319)
Share-based compensation	—	3,406	—	—	3,406	—	3,406
Shares issued for the vesting of restricted stock units	32,195	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(122)	—	—	(122)	—	(122)
Shares issued for exercise of stock options	169,540	947	—	—	947	—	947
Balance as of September 30, 2025	236,866,480	$1,174,490	$(468,868)	$(2,377)	$703,245	$4,318	$707,563

	Common Stock		Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	162,659,155	$733,450	$(356,258)	$(1,946)	$375,246	$3,959	$379,205
Net income (loss)	—	—	3,639	—	3,639	(1)	3,638
Shares issued for cash by at-the-market offering	619,910	4,898	—	—	4,898	—	4,898
Share issuance cost	—	(110)	—	—	(110)	—	(110)
Share-based compensation	—	1,345	—	—	1,345	—	1,345
Shares issued for the vesting of restricted stock units	253,922	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Shares issued for exercise of stock appreciation rights	89,794	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued for exercise of stock options	29,116	103	—	—	103	—	103
Balance as of March 31, 2024	163,651,897	$738,297	$(352,619)	$(1,946)	$383,732	$3,958	$387,690
Net loss	—	—	(6,418)	—	(6,418)	(1)	(6,419)
Share-based compensation	—	1,412	—	—	1,412	—	1,412
Shares issued for exercise of stock options	9,214	53	—	—	53	—	53
Balance as of June 30, 2024	163,661,111	$739,762	$(359,037)	$(1,946)	$378,779	$3,957	$382,736
Net loss	—	—	(12,060)	—	(12,060)	(19)	(12,079)
Share-based compensation	—	1,027	—	—	1,027	—	1,027
Shares issued for exercise of stock options	9,474	3	—	—	3	—	3
Shares issued for acquisition of intangible assets	321,197	1,500	—	—	1,500	—	1,500
Shares issued for joint venture interests	686,974	3,500	—	—	3,500	—	3,500
Balance as of September 30, 2024	164,678,756	$745,792	$(371,097)	$(1,946)	$372,749	$3,938	$376,687

See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
Condensed Consolidated Statements of Cash Flows
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(65,169)	$(14,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	4,001	1,999
Share-based compensation	8,790	3,784
Accretion of asset retirement obligations	2,622	916
Settlement of asset retirement obligations	(19,952)	—
Unrealized foreign exchange loss	1,780	331
Equity in loss of unconsolidated affiliates	748	—
Realized gain on marketable securities	(355)	(1,704)
Gain on sale of assets	(5,296)	(10)
Other, net	(84)	(30)
Changes in current assets and liabilities:
Marketable securities	(6,655)	1,346
Inventories	(3,649)	6,782
Trade and other receivables	25,696	(3,384)
Prepaid expenses and other current assets	(1,015)	(1,948)
Accounts payable and accrued liabilities	(14,731)	(1,210)
Net cash used in operating activities	(73,269)	(7,988)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,804)	(20,684)
Additions to mineral properties	(23,036)	(6,220)
Acquisition of intangible assets	—	(1,639)
Purchases of marketable securities	(189,578)	(184,284)
Maturities of marketable securities	127,910	216,533
Purchase of investments	(9,343)	(7,306)
Proceeds from sale of assets	5,296	10
Net cash used in investing activities	(98,555)	(3,590)
FINANCING ACTIVITIES
Issuance of common shares for cash, net of issuance costs	226,843	4,788
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(786)	(837)
Cash received from exercise of stock options	1,104	159
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)
Cash received from non-controlling interest	759	—
Net cash provided by financing activities	227,920	3,558
Effect of exchange rate fluctuations on cash held in foreign currencies	1,916	(265)
Net change in cash, cash equivalents and restricted cash	58,012	(8,285)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$116,617	$66,739

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$145	$141
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$1,378	$(464)

Non-cash investing and financing transactions:
Shares issued for joint venture interest	$—	$3,500
Shares issued for acquisition of intangible assets	$—	$1,500
Contingent consideration for acquisition of intangible assets	$—	$1,690

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
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) are together engaged in conventional and in situ recovery (“ISR”) uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties, along with the exploration, permitting and evaluation of uranium properties in the U.S. As a part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product, uranium oxide concentrate (“U3O8” or “uranium concentrate”), known as “yellowcake,” is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the White Mesa Mill (the “White Mesa Mill” or the “Mill”) from certain of its Colorado Plateau properties and, at times, from solutions in its Mill tailings impoundment system, each as market conditions warrant. The Mill commenced producing mixed rare earth element (“REE”) carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties at commercial scale at the Mill in 2022 and commenced producing separated neodymium/praseodymium (“NdPr”) at commercial scale at the Mill in 2024. The Company produced on-spec dysprosium (“Dy”) oxide at the Mill at pilot scale in July 2025 and expects to produce terbium (“Tb”) oxide at pilot scale at the Mill in Q4 2025 and samarium (“Sm”) oxide at pilot scale at the Mill in Q1 2026, with commercial scale production of Dy and Tb at the Mill expected in Q4 2026. NdPr, Dy, Tb and Sm are all REEs and classified as critical minerals in the U.S.
The Company owns the Bahia heavy mineral sands (“HMS”) project in Brazil (the “Bahia Project”), which is an exploration/permitting stage property for the potential production of heavy mineral concentrate (“HMC”) that would be sold into the commercial HMC market while the associated monazite is expected to be used as a feedstock ore for production of REEs and uranium at the Mill.
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald REE and HMS Project in Australia (the “Donald Project”), which is a development stage property also for the potential production of HMC that would be sold into the commercial HMC market while the associated monazite is expected to be used as a feedstock ore for productions of REEs and uranium at the Mill. See Note 3 – Transactions.
On October 2, 2024, the Company acquired Base Resources Limited (“Base Resources”), thereby increasing its portfolio of other HMS/monazite/REE projects around the world, including the Toliara HMS and REE project in Madagascar (the “Toliara Project”), which is a permitting/development stage property for the potential production of HMS products that would be sold into the commercial HMS product market while the associated monazite would be used as a feedstock ore for production of REEs and uranium at the Mill (see Note 3 – Transactions).
Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) cancer treatments (see Note 3 – Transactions).
With its uranium and vanadium products, HMC, HMS products, including ilmenite, rutile, zircon, and monazite, REE production and potential radioisotope production, the Company is working to establish itself as a critical minerals hub based in the U.S.
Uranium is used as fuel for nuclear power, a reliable baseload source of energy in the world; REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines, robotics and other clean energy and modern technologies. Concurrently, the Company’s recycling program (which includes processing uranium from other uranium-bearing materials not derived from natural or native ores, referred to as “Alternate Feed Materials,” recycling tailings solutions and performing other activities for the recovery of uranium, vanadium and potentially other metals and radionuclides), contributes to reducing the levels of new production and natural disturbances needed to meet global energy demand by repurposing feed sources that would have otherwise been lost to direct disposal and extracting additional valuable minerals from them. The titanium and zirconium products derived from our HMS production are used for, in the case of titanium (which is produced from ilmenite and rutile), aircraft engines and frames, spacecraft components, medical devices, pigments and other industrial and consumer goods uses, and, in the case of zirconium, fuel rod cladding and reactor components for nuclear power plants, high-temperature parts in jet engines and spacecraft, metal alloys, ceramics, and abrasives and other uses in the medical field and chemical industry. Additionally, certain radioisotopes, which the Company is evaluating for recovery from its uranium processing streams, have the potential to provide the isotopes needed for emerging TAT cancer treatments.
As of September 30, 2025, the Company is a “production stage issuer,” as defined by 7 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), because it is engaged in the material extraction of mineral reserves on at least one material property.
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
As of September 30, 2025, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Pinyon Plain, Nichols Ranch and Bahia Projects. The other conventional uranium mining projects are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Mill continues to receive third-party uranium-bearing mineralized materials from mining and other industry activities for processing and recycling, while also expanding its REE initiatives and pursuing its TAT initiatives.
On October 2, 2024, the Company acquired the Toliara Project in Madagascar and the Kwale HMS Project in Kenya (the “Kwale Project”) as part of its acquisition of Base Resources. See Note 3 – Transactions for more information.
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
Under the Deed, at closing, each holder of ordinary shares of Base Resources received consideration of (i) 0.0260 Company common shares for each Base Resources share held as of September 18, 2024 Perth, Australia time, and (ii) AUD$0.065 in cash, paid by way of a special dividend by Base Resources to its shareholders. The total Share Consideration issued by Energy Fuels was $178.44 million and the total special dividend value was approximately $55.08 million. Holders of ordinary shares of Base Resources that reside in certain jurisdictions received the net proceeds from the sale of the Company’s common shares by a nominee in lieu of the Share Consideration.
The following table summarizes the acquisition date fair value of the consideration transferred:

Share Consideration	Shares	Per Share	Purchase Consideration
Common Shares exchanged for Base Resources ownership interest	31,920,983	$5.59	$178,438
Total consideration paid			$178,438
Base Resources, now a wholly owned subsidiary of the Company, owns the Toliara Project. In addition to its stand-alone ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Company believes the Toliara Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs, hybrid EVs, and a variety of clean energy, defense, robotics and advanced technologies, which, upon development, are expected to be shipped to the Mill for the recovery of REEs and the contained uranium. The Toliara Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Toliara Project. The Government of Madagascar lifted the suspension on November 28, 2024, and on December 5, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with the Government of Madagascar setting forth certain key terms applicable to the Toliara Project. The Company has been working with the Government of Madagascar to formalize fiscal and other terms applicable to the Toliara Project through an investment agreement, amendments to existing laws and other mechanisms as appropriate.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and, on October 28, 2025, a new cabinet was announced. At this time, it is too early to determine whether and to what extent recent social and political developments in Madagascar may impact the Toliara Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold. See Note 15 – Commitments and Contingencies for more information.

Base Resources also owns the Kwale Project, which completed its mine life in December 2024 and has reclamation activities ongoing.
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
As of September 30, 2025, the Company had completed the analysis to assign fair values to all assets acquired and liabilities assumed.
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

Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed JV Agreements with Astron for the creation of the Donald Project JV to jointly develop and operate the Donald Project. The Donald Project is a well-known REE and HMS deposit that the Company believes, with supportive market conditions, will provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the Donald Project. The JV Agreement provides Energy Fuels the right to invest up to AUD$183.00 million (approximately $120.90 million at September 30, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which cash contributions of approximately $17.63 million have been invested through September 30, 2025 in preparation for a final investment decision (“FID”). If a positive FID is made, the remainder will be invested to develop the Donald Project and to earn into the full 49% interest in the Donald Project JV, and the Company will issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder will be issued upon a positive FID.
On September 25, 2024, the Donald Project JV was established, and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for cash and Common Shares invested in the Donald Project as of that date. As of September 30, 2025, the Company owned a 7.49% interest in the Donald Project JV. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 92.51% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its unaudited Condensed Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company’s unaudited Condensed Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $21.13 million as of September 30, 2025. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
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
Under the Acquisition, the purchase price paid by Energy Fuels the owners of RadTran consisted of: (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production at research and development levels; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of September 30, 2025, the Company believes it is probable it will achieve the milestone related to achieving initial production at research and development levels later in 2025 or in 2026.

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
Intellectual property is amortized on a straight-line basis over a weighted average life of 13.5 years and has a remaining weighted average life of 12.4 years.
The following is a summary of intellectual property, net:

Intellectual property, net, as of December 31, 2024	$4,767
Revision in estimate of fair value of contingent consideration	(18)
Amortization of intellectual property	(270)
Intellectual property, net, as of September 30, 2025	$4,479

4.    MARKETABLE SECURITIES
The Company manages excess cash by investing in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company has elected the fair value option for these marketable debt securities and records these instruments on the Condensed Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. The stated contractual maturity dates of marketable debt securities invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits held as of September 30, 2025 and December 31, 2024 are due within one year.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD$13.00 million ($8.52 million) to the Donald Project JV for the acquisition of certain land and properties (the “Advance”). The Advance is secured by the land and properties acquired and does not bear interest unless in the case of default. If a positive FID is made on the Donald Project, the Advance will be applied to the Company's earn-in interest in the Donald Project JV. If a positive FID is not made, the Advance shall become due and payable subject to the terms of the JV Agreement. As the Advance is convertible into equity, the Company accounts for the Advance as a marketable debt security for which it has elected the fair value option, and changes in fair value are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Marketable equity securities are measured at fair value as of each reporting date and realized and unrealized gains (losses) and interest income are recorded in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s marketable securities by investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2025
Current
Marketable debt securities(1)	$117,098	$—	$1,056	$118,154
Marketable equity securities	28,158	(5,010)	—	23,148
Total marketable securities	$145,256	$(5,010)	$1,056	$141,302

Non-current
Marketable debt securities	$8,515	$(286)	$—	$8,229

December 31, 2024
Current
Marketable debt securities(1)	$63,590	$—	$475	$64,065
Marketable equity securities	28,159	(11,370)	—	16,789
Total marketable securities	$91,749	$(11,370)	$475	$80,854
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.

5.    RECEIVABLES
The components of trade and other receivables are as follows:

	September 30, 2025	December 31, 2024
Trade receivables	$8,035	$29,019
Tax receivables, net(1)	3,636	8,744
Other	390	—
Total receivables, net	$12,061	$37,763
(1)    During the three and nine months ended September 30, 2025, the Company expensed $3.42 million of value-added tax receivables in Exploration, development, and processing in the Condensed Consolidated Statements of Operations and Comprehensive Loss that the Company no longer expects to collect as a result of a change in Madagascar tax law.

6.    INVENTORIES
Inventories consisted of the following items:

	September 30, 2025	December 31, 2024
Concentrates and work-in-progress	$35,649	$42,366
Inventory of ore in stockpiles	34,729	19,238
Raw materials and consumables	3,976	4,900
Total inventories	$74,354	$66,504
(1)     During the nine months ended September 30, 2025, the Company wrote-off consumables it no longer expects to use for $1.31 million, which is included in Exploration, development and processing within the Condensed Consolidated Statements of Operations and Comprehensive Loss. No consumables were written off during the three months ended September 30, 2025.

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	September 30, 2025	December 31, 2024
Toliara Project	$180,109	$153,510
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	9,338
Other	1,687	1,687
Total mineral properties	$305,999	$279,400
Less: accumulated depletion	(3,703)	(1,070)
Mineral properties, net	$302,296	$278,330
No depreciation expense was capitalized to mineral properties for the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. The Company capitalized $0.23 million of depreciation expense to Mineral properties on the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2024.
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	September 30, 2025	December 31, 2024
Land	N/A	$1,015	$1,015
Plant facilities(1)	12 - 15 years	65,538	63,537
Mining equipment	5 - 10 years	29,884	22,187
Light trucks and utility vehicles	5 years	4,468	4,081
Office furniture and equipment	4 - 7 years	1,965	1,918
Construction-in-progress	N/A	5,259	3,187
Total property, plant and equipment		$108,129	$95,925
Less: accumulated depreciation		(46,037)	(40,738)
Property, plant and equipment, net		$62,092	$55,187
(1)    The Company capitalized the costs incurred for commissioning activities related to its Phase 1 REE separation circuit at the Mill, which was placed into service on October 1, 2024. Upon the sale of separated NdPr produced during commissioning, the Company offsets the costs capitalized during commissioning activities. During the nine months ended September 30, 2025, the Company offset the Phase 1 REE separation circuit against sales of NdPr of $0.04 million, related to the sale of NdPr. There were no sales of NdPr during the three months ended September 30, 2025.

The Company recognized depreciation expense of $1.30 million and $0.66 million for the three months ended September 30, 2025 and 2024, respectively, and $3.73 million and $1.95 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended September 30, 2025 and 2024, the Company capitalized $0.57 million and $0.46 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2025 and 2024, the Company capitalized $1.57 million and $0.94 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.

8.    INVESTMENTS
Investment in Unconsolidated Affiliates
As of September 30, 2025, the Company owns a 7.49% equity interest in the Donald Project JV to develop the Donald Project with Astron. See Note 3 – Transactions for more information.
On April 1, 2025, the Company invested an additional AUD$1.75 million in Tate Transition Metals Limited (“Tate”), which increased its ownership from 19.9% to 27.7%. As a result, the Company exercises significant influence, but not control, over Tate and as of April 1, 2025, accounts for its investment in Tate using the equity method of accounting.
The Company uses the equity method of accounting to account for its investments in the Donald Project JV and Tate because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Donald Project JV and Tate.
The Company’s net loss includes its proportionate share of the net loss of the Donald Project JV and Tate. When the Company records its proportionate share of net loss, it increases Equity loss in unconsolidated affiliates in the Consolidated Statements of Operations and Comprehensive Loss and reduces the carrying value of its investment on its balance sheet.
The Company’s proportionate share of net loss was $0.33 million and $0.75 million for the three and nine months ended September 30, 2025, respectively.
Investments without a Readily Determinable Fair Value
The Company’s investments without a readily determinable fair value include its investments in Westland Mineral Sands Co Limited and Tate until April 1, 2025. The Company does not have significant influence over these investments.
The following table summarizes the Company’s investments:

	September 30, 2025	December 31, 2024
Investments in unconsolidated affiliates(1)	$22,674	$12,921
Investments without a readily determinable fair value(2)	1,500	2,969
Total investments	$24,174	$15,890
(1) Includes Tate as of April 1, 2025.
(2) Includes Tate from Tate's inception to April 1, 2025.
9.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations (“AROs”):

Asset retirement obligations, December 31, 2024	$44,117
Accretion of liabilities	2,622
Settlements	(19,952)
Asset retirement obligations, September 30, 2025	$26,787
The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service and applicable national regulatory agency in Kenya, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property or the Mill, sold a mineral property or the Mill to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 15 – Commitments and Contingencies for more information.

The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2024	$20,002
Additional collateral posted	2,653
Restricted cash, September 30, 2025	$22,655

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
Issued Capital Stock
During the three months ended September 30, 2025, the Company issued 7.24 million, Common Shares, under its at-the-market (the “ATM”) public offering program for net proceeds of $74.96 million. No Common Shares were issued pursuant to the ATM during the three months ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, the Company issued 37.63 million and 0.62 million, Common Shares, respectively, under its ATM public offering program for net proceeds of $226.84 million and $4.78 million, respectively.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Energy Fuels Inc.	$(16,736)	$(12,060)	$(64,845)	$(14,839)

Basic weighted average common shares outstanding	232,704,550	163,882,537	220,153,228	163,650,699
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	232,704,550	163,882,537	220,153,228	163,650,699

Basic net loss per common share	$(0.07)	$(0.07)	$(0.29)	$(0.09)
Diluted net loss per common share	$(0.07)	$(0.07)	$(0.29)	$(0.09)
For the three months ended September 30, 2025 and 2024, a weighted average of 4.95 million and 1.71 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 1.02 million and 1.02 million, respectively, for the three months ended September 30, 2025 and 2024, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the three months ended September 30, 2025, a weighted average of 0.07 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
For the nine months ended September 30, 2025 and 2024, a weighted average of 4.53 million and 1.61 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded SARs of 1.02 million and 1.02 million, respectively, for the nine months ended September 30, 2025 and 2024, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the nine months ended September 30, 2025, a weighted average of 0.07 million Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
See Note 3 – Transactions for more information.

12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and April 21, 2025 and ratified by the Company’s shareholders at its Annual and Special Meeting of Shareholders on June 11, 2025) (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of September 30, 2025, the total Common Shares authorized for future equity incentive plan awards was 10,761,067 Common Shares under the Total Share Authorization and 9,872,661 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs(1)	$2,397	$636	$6,614	$2,218
SARs	—	4	7	268
Stock options	1,009	387	2,819	1,298
Total share-based compensation expense(2)	$3,406	$1,027	$9,440	$3,784
(1)The fair value of the RSUs granted under the Compensation Plan was determined as the higher of the Company's closing share price on the NYSE American on the last trading day before the date of grant and the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company capitalized $0.11 million and $0.65 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet during the three and nine months ended September 30, 2025, respectively. No share-based compensation expense was capitalized for the three and nine months ended September 30, 2024.
As of September 30, 2025, there were $6.06 million and $2.52 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively which is expected to be recognized over a weighted average period of 2.2 years and 1.3 years, respectively. There is no unrecognized expense remaining related to the SARs as of September 30, 2025.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,143,146	$6.65
Granted	1,643,693	5.99
Vested	(463,072)	6.98
Forfeited	(75,351)	5.57
Unvested, September 30, 2025	2,248,416	$6.14

The fair value of RSUs that vested and were settled for equity was $2.51 million during the nine months ended September 30, 2025.
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
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	1,016,745	$6.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2025	1,016,745	$6.67	1.55	$8,823
Exercisable, September 30, 2025	—	$—	0.00	$—

A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	1,016,745	$3.83
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Unvested, September 30, 2025	1,016,745	$3.83

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
The fair value of all stock options, including Performance Based Options, granted under the Compensation Plan for the nine months ended September 30, 2025 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	4.2%
Expected life	3.1 years
Expected volatility(1)	63.3%
Expected dividend yield	—%
Weighted average grant date fair value	$2.30
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all of the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2024	$1.76 - $8.60	1,132,972	$6.58
Granted	4.57 - 10.69	2,020,825	6.00
Exercised	1.76 - 8.41	(239,610)	4.54
Forfeited	5.43 - 7.48	(128,415)	5.88
Expired	1.76 - 7.48	(39,515)	3.14
Outstanding, September 30, 2025	$2.92 - $10.69	2,746,257	$6.42	3.88	$24,538
Exercisable, September 30, 2025	$2.92 - $8.60	436,788	$7.21	2.89	$3,557
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	798,803	$3.35
Granted	2,020,825	2.30
Vested	(381,745)	3.43
Forfeited	(128,415)	2.47
Unvested, September 30, 2025	2,309,468	$2.47

13.    INCOME TAXES
As of September 30, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended September 30, 2025, the Company recorded an income tax expense of $0.08 million on loss before tax of $16.92 million with an effective tax rate of 0.5% in 2025. The tax expense consists primarily of Brazil income tax arising from the transfer pricing revenue recognized. For the three months ended September 30, 2024, the Company did not record income tax benefit on loss before tax of $12.08 million. The effective tax rate was 0% for the three months ended September 30, 2024, which was a result of the full valuation allowance on net deferred tax assets.
For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $1.04 million on loss before tax of $66.21 million with an effective tax rate of 1.6% in 2025. The tax benefit consists of the reversal of the tax liability for Base Titanium Limited (“Base Titanium”) that was recorded primarily prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. For the nine months ended September 30, 2024, the Company did not record income tax benefit on loss before tax of $14.86 million. The effective tax rate was 0% for the nine months ended September 30, 2024, which was a result of the full valuation allowance on net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S., introducing various changes to federal tax law. The Company has evaluated the provisions of the OBBBA and determined that they did not have a material impact on our consolidated financial statements through September 30, 2025 and none material impact is expected to its consolidated financial statements for 2025

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable securities	$7,506	$(2,330)	$6,655	$(1,346)
Realized gain (loss) on maturities of marketable securities	(95)	843	355	1,704
Foreign exchange gain (loss)	(264)	22	(1,780)	(331)
Interest income, net and other	1,119	1,291	3,051	4,039
Other income (loss)	$8,266	$(174)	$8,281	$4,066

The components of accounts payable and accrued liabilities are as follows:

	September 30, 2025	December 31, 2024
Accounts payable	$4,975	$7,508
Accrued operating expenses	6,193	6,507
Accrued payroll liabilities	5,635	6,558
Accrued capital expenditures	2,378	—
Accrued taxes	1,133	1,673
Mine closure redundancy	—	9,169
Deferred revenue	—	813
Total accounts payable and accrued liabilities	$20,314	$32,228

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
As at September 30, 2025, with all bulk shipments from the Jetty Facility now completed, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid directly to the KPA, and approximately $3.2 million held in the escrow account).
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
The Company raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance on the basis that the proper procedure for raising grievances specified in the Mining Act had not been followed which requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed the Company’s application by way of ruling dated February 10, 2022, which has since been upheld by the Court of Appeal of Kenya by way of ruling dated July 18, 2025. The Company is now pursuing an appeal to the Supreme Court of Kenya.
The Company believes these claims lack merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
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
Toliara Project
The Company acquired control over the Toliara Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension and on December 5, 2024, the Company entered into the MOU with the Government of Madagascar setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the MOU, the Company has been in the process of re-commencing development efforts and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID, which the Company expects could be made as early as 2026 if fiscal and stability arrangements are finalized.
Since acquiring the Project, the Company has been in discussions with the Government of Madagascar to establish the necessary legal regime to support development of the Project, which will be required before a positive FID can be made. These discussions have been focused on, among other things, mechanisms for achieving legal and fiscal stability, select tax and customs benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The Company has also been seeking clarification of existing procedures for adding monazite to the Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon. Recent discussions with the Government have focused on addressing these issues through an investment agreement to be approved by Parliament or through revisions to existing Malagasy law applicable to large scale mining investments.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and, on October 28, 2025, a new cabinet was announced. At this time, it is too early to determine whether and to what extent recent social and political developments in Madagascar may impact the Toliara Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and renewal costs for the remainder of 2025 are expected to total approximately $0.54 million.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2025, the Company has $22.66 million posted as collateral against undiscounted AROs of $55.68 million. As of December 31, 2024, the Company had $20.00 million posted as collateral against undiscounted AROs of

$74.27 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
The Company’s financial instruments as of September 30, 2025 and December 31, 2024 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advance to the Donald Project JV is accounted for as a marketable debt security and is valued using the discounted cash flow approach. The discounted cash flow approach is an income statement technique used to estimate the instrument's fair value using a range of indicated discount rates between 5.05% to 5.33%, depending on the estimated timing a positive FID or no positive FID. The indicated discount rate range is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the its contingent consideration payment to RadTran using an indicated discount rate of 10.2%, as of the acquisition date, August 16, 2024, 7.7% as of December 31, 2024 and 6.1% as of September 30, 2025, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets
Marketable debt securities	$—	$118,154	$8,229	$126,383
Marketable equity securities	23,078	70	—	23,148
Total assets	$23,078	$118,224	$8,229	$149,531
Liabilities
Contingent consideration	$—	$—	$1,745	$1,745

December 31, 2024
Assets
Marketable debt securities	$—	$64,065	$—	$64,065
Marketable equity securities	16,718	71	—	16,789
	$16,718	$64,136	$—	$80,854
Liabilities
Contingent consideration	$—	$—	$1,764	$1,764
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2024	$1,764
Revision of estimate	(19)
Ending balance, September 30, 2025	$1,745

The following table is a reconciliation of the beginning and ending balance recorded for the Advance to the Donald Project that is classified as Level 3 in the fair value hierarchy:

Beginning balance, June 30, 2025	$7,993
Revision of estimate	236
Ending balance, September 30, 2025	$8,229

17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, HMS and RE Carbonate sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of September 30, 2025 and December 31, 2024, the Company's receivables from its contracts with customers was $8.04 million and $29.02 million, respectively. The Company's contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities. The Company expects to recognize revenue related to fixed and unconstrained variable consideration of $4.00 million for the remainder of 2025, $93.36 million for the next three years, and $26.40 million thereafter under the non-cancelable portion of these contracts.

Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Three Months Ended September 30,		Nine Months Ended September 30,		Reportable
	2025	2024	2025	2024	Segment
Uranium concentrates	$17,370	$4,000	$21,220	$37,904	Uranium
Heavy mineral sands	—	—	15,821	—	Heavy mineral sands
Alternate Feed Materials, processing and other	340	47	1,779	288	Uranium
Total revenues	$17,710	$4,047	$38,820	$38,192

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
On October 27, 2021, after closing on the sale of certain conventional uranium assets to Consolidated Uranium Inc. (“CUR”), the Company began providing services to CUR under a mine operating agreement. Pursuant to that agreement, the Company accrued $0.74 million as of September 30, 2025 and $0.72 million December 31, 2024 within Other assets on the unaudited Condensed Consolidated Balance Sheet related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR.

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
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors generating carbon emission-free energy. The Company also produces vanadium pentoxide, V2O5, as a by-product of uranium at the Mill, as market conditions warrant. The Company is also exploring opportunities to separate radium-226 and radium-228 as other products from uranium process streams from its existing mines.

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
Heavy Mineral Sands
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Toliara Project and the Company’s equity method investments in the Donald Project JV and Tate. The Company has recovered ilmenite, rutile and zircon from its Kwale Project, which is now mined out and undergoing reclamation. The Company is engaged in exploration, permitting and/or development of its Bahia Project, Toliara Project and its interests in the Donald Project JV and Tate for the recovery of ilmenite, rutile, zircon and monazite in the future.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$17,710	$—	$—	$17,710
Operating costs and expenses:
Costs applicable to revenues	12,784	—	—	12,784
Exploration, development and processing (excluding share-based compensation)(1)	7,406	880	4,160	12,446
Standby(1)	2,525	—	—	2,525
Accretion of asset retirement obligations	364	—	323	687
Selling, general and administrative (excluding share-based compensation)	2,591	3,333	6,710	12,634
Share-based compensation	800	823	1,677	3,300
Total operating costs and expenses	26,470	5,036	12,870	44,376
Operating loss	$(8,760)	$(5,036)	$(12,870)	$(26,666)
(1)    Includes depreciation, depletion and amortization expense of $0.72 million, $0.62 million and $0.05 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Three Months Ended September 30, 2024
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$4,047	$—	$—	$—	$4,047
Operating costs and expenses:
Costs applicable to revenues	1,847	—	—	—	1,847
Exploration, development and processing (excluding share-based compensation)(2)	2,097	915	607	—	3,619
Standby(2)	1,645	—	—	—	1,645
Accretion of asset retirement obligations	327	—	—	—	327
Selling, general and administrative (excluding share-based compensation)	3,156	1,962	915	—	6,033
Share-based compensation	545	340	142	—	1,027
Transactions and integration related costs	—	—	—	1,462	1,462
Total operating costs and expenses	9,617	3,217	1,664	1,462	15,960
Operating loss	$(5,570)	$(3,217)	$(1,664)	$(1,462)	$(11,913)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $0.61 million, none and $0.06 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Nine Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$22,999	$—	$15,821	$38,820
Operating costs and expenses:
Costs applicable to revenues	15,443	—	19,120	34,563
Exploration, development and processing (excluding share-based compensation)(1)	17,331	1,897	8,739	27,967
Standby(1)	6,172	—	—	6,172
Accretion of asset retirement obligations	1,066	—	1,556	2,622
Selling, general and administrative (excluding share-based compensation)	9,785	9,504	18,451	37,740
Share-based compensation	2,207	1,891	4,692	8,790
Total operating costs and expenses	52,004	13,292	52,558	117,854
Operating loss	$(29,005)	$(13,292)	$(36,737)	$(79,034)
(1)    Includes depreciation, depletion and amortization expense of $2.13 million, $1.72 million and $0.15 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Nine Months Ended September 30, 2024
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$38,192	$—	$—	$—	$38,192
Operating costs and expenses:
Costs applicable to revenues	16,580	—	—	—	16,580
Exploration, development and processing (excluding share-based compensation)(2)	3,054	4,320	1,537	—	8,911
Standby(2)	4,641	—	—	—	4,641
Accretion of asset retirement obligations	916	—	—	—	916
Selling, general and administrative (excluding share-based compensation)	9,251	5,348	2,950	—	17,549
Share-based compensation	2,063	1,196	525	—	3,784
Transactions and integration related costs	—	—	—	4,747	4,747
Total operating costs and expenses	36,505	10,864	5,012	4,747	57,128
Operating income (loss)	$1,687	$(10,864)	$(5,012)	$(4,747)	$(18,936)
(1)     Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.72 million, $0.07 million and $0.16 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

20.    SUBSEQUENT EVENTS
Convertible Note Offering
On October 3, 2025, the Company issued $700.00 million aggregate principal amount of 0.75% Convertible Senior Notes due on November 1, 2031 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).
The Notes are general senior unsecured obligations of the Company and will mature on November 1, 2031, unless earlier converted, redeemed, or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from October 3, 2025, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026.
Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding August 1, 2031, only under the following conditions: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Common Shares, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Shares and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after August 1, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, Common Shares or a combination of cash and Common Shares, at the Company's election, in the manner and subject to the terms and conditions provided in the Indenture.

Holders may convert their Notes under specified circumstances prior to August 1, 2031, and at any time from August 1, 2031 until the second scheduled trading day immediately preceding maturity. Upon conversion, the Company will pay or deliver, at its election, cash, Common Shares, or a combination thereof. The initial conversion rate is 49.1672 Common Shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $20.34 per Common Share), subject to adjustment in certain events.
The Company may redeem the Notes, in whole or in part, on or after November 6, 2028 if certain stock price conditions are met, or earlier upon certain changes in tax law. If the Company undergoes a “fundamental change,” holders will have the right to require the Company to repurchase their Notes at 100% of the principal amount plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company may be required to increase the conversion rate for holders who elect to convert their Notes in connection with such a corporate event.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary anti-dilution adjustments, the number of Common Shares initially underlying the Notes. The capped call transactions are expected generally to reduce potential dilution to the Common Shares upon any conversion of Notes and/or offset potential cash payments the Company may be required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap.
The strike price of the capped call transactions correspond to the initial conversion price of the Notes, while the cap price represents a premium over that level. The Company paid approximately $53.55 million for the capped call transactions, which will be recorded as a reduction to common stock. The capped call transactions are not accounted for as a derivative under ASC 815.

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

Our Company
We responsibly produce several of the critical materials essential to United States (“U.S.”) energy security and advanced technologies, including uranium, vanadium, REEs and HMS—helping to reduce reliance on foreign sources and strengthen domestic supply chains. The Company owns conventional uranium, uranium/vanadium and HMS/REE properties and projects in various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby. The Company's White Mesa Mill, near Blanding, Utah, is the only licensed and operating uranium mill and the only uranium mill capable of producing separated REE oxides in the United States.
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
The Company has secured its own HMS projects, which are expected to produce titanium and zircon minerals, along with uranium- and REE-bearing monazite sands in furtherance of a fully integrated U.S.-based REE supply chain. These include the Toliara Project in Madagascar, the Donald Project in Australia through the Company’s Donald Project JV and the Bahia Project in Brazil.
The Company is currently: mining uranium ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, respectively, and stockpiling the mined ore at the Mill; processing stockpiled uranium ore and Alternate Feed Materials at the Mill for the recovery of U3O8 finished product; completing sales of U3O8 under its portfolio of long-term contracts and on the spot market; performing exploration activities at its Bahia HMS/REE project in Brazil; negotiating fiscal and stability arrangements, seeking government approvals and performing permitting and development activities at its Toliara HMS/REE project in Madagascar in preparation for an FID, which the Company expects could be made as early as 2026 if fiscal and stability arrangements are finalized; performing permitting and development activities at its Donald Project in Australia in preparation for an FID, which the Company expects could be made as early as December 31, 2025 or Q1 2026; performing various permitting, exploration, and development activities at its uranium and uranium/vanadium properties in the United States; and performing final reclamation activities at its Kwale Project in Kenya.
Overview
Uranium Market Overview
The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future and that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, technology companies and citizens on decarbonization, electrification and security of energy supply. In addition, a number of factors, including restrictions on Russian uranium products in the U.S., transportation challenges, trade policies, production challenges and financial entities purchasing uranium to hold for an extended period has the potential to result in higher sustained spot and term prices and to potentially induce utilities to enter into additional long-term contracts with non-Russian producers, such as Energy Fuels. Those factors additionally have the potential to foster security of supply, the avoidance of transportation and logistics issues and more certain pricing. Indeed, the past two years have seen the highest levels of long-term contracting by utilities since 2012, according to TradeTech.
We have four long-term uranium contracts with major U.S. utilities at this time. The Company also entered into one uranium ore purchase agreement with a third-party miner in the vicinity of the Mill during 2025 and has the potential to enter into additional agreements as market conditions warrant.
Recent Developments
Production rates at the Pinyon Plain mine have steadily increased over the past several months as the mine has ramped up. During the three months ended September 30, 2025, the Company mined ore containing approximately 415,000 pounds of uranium with an average grade of 1.27% eU3O8 at its Pinyon Plain mine. During the nine months ended September 30, 2025, the Company mined ore containing approximately 1,120,000 pounds of uranium with an average grade of 1.75% eU3O8 at its Pinyon Plain mine, which the Company believes is one of the highest-grade uranium mines in U.S. history. Furthermore, as mined ore grades so far are significantly higher than the gamma probe grades from previous drill programs, the Company believes it will mine considerably more uranium from the Main Zone of the deposit versus what is described in the Technical Report on the Pre-Feasibility Study on the Pinyon Plain Project (“PFS”) prepared in February 2023 in accordance with S-K 1300 and NI 43-101. Ore from Pinyon Plain continues to be shipped to the Mill stockpile. The Mill commenced a processing campaign in Q4 2025 to process stockpiled ore into finished U3O8 product.
The Mill currently has the commercial capacity, in its Phase 1 REE separation circuit to process monazite ore concentrates into separated neodymium-praseodymium (“NdPr”) oxide. The Mill is also performing pilot work on production of “heavy” REE oxides, including dysprosium (“Dy”), terbium (“Tb”) and samarium (“Sm”).
In its July 17, 2025 news release, the Company also announced that, assuming the current pilot-scale production continues to be successful, the Company could be in a position to produce Dy, Tb and Sm on a commercial scale at its existing Phase 1 REE separation circuit at the Mill, with minor modifications, as early as Q4 2026 from existing feed sources and, if a production decision (which assumes a positive FID) is made in 2025, as early as Q4 2027 from its permitted Donald Project in Australia.
On August 21, 2025, the Company announced it successfully completed production of and achieved a purity of 99.9% Dy, which is well in excess of the 99.5% commercial specification, thereby becoming the first U.S. company to publicly report Dy production volumes and purities. The Mill is expected to continue producing approximately two kilograms of Dy oxide per week until 15 kilograms have been produced, at which point pilot production will transition to Tb oxide, targeted for Q4 2025. The Company intends to construct and commission commercial-scale Dy and Tb and potentially other “heavy” REE separation capacity at the Mill, which could be operational as soon as Q4 2026. Multiple magnet manufacturers and original equipment manufacturers have expressed strong interest in obtaining Dy samples, further validating the Company’s strategy to establish a fully non-Chinese rare earth supply chain for commercial and defense applications. Through September 30, 2025, the Mill has produced 29 kg of Dy.
Until such time as the Mill completes its stand-alone Phase 2 REE separation facilities, expected in 2028, the Mill can either process uranium and uranium/vanadium ores, or it can process monazite for the recovery of uranium and REEs through its Phase 1 REE separation facilities. It currently cannot do both activities at the same time, due to the use of some shared facilities. The Mill has historically stockpiled mined uranium ore until such time as it has enough stockpiled conventional ore to justify a Mill processing run, after which the Mill can be switched over to other uses, such as monazite processing for uranium and REEs, relatively easily and at low cost. The Mill has a large throughput capacity and can process uranium ore much faster than it is mined, so this has not been an issue to date, but it does require that Mill processing runs be scheduled depending on the timing of conventional uranium ore processing, sales requirements and other needs of the Mill. The Mill may reconfigure the Phase 1 REE separation facilities in the future to separate additional REE oxalates or oxides and/or to allow it to operate without utilizing the Mill's existing leaching and precipitation circuits, thereby allowing the Phase 1 REE separation facilities to operate simultaneously with conventional uranium ore production.
On August 26, 2025, the Company announced that it signed a Memorandum of Understanding (“MOU”) with Vulcan Elements to create a secure, ex-China supply chain for rare earth permanent magnets. Under the MOU, the Company will supply high-purity NdPr and Dy oxides produced at its White Mesa Mill from U.S.-sourced monazite concentrates for validation in Vulcan’s magnet production processes. Following validation, the parties intend to negotiate long-term supply agreements. This collaboration is expected to support U.S. commercial and defense applications, including electric vehicles, robotics, AI data centers, and critical military technologies.
On September 9, 2025, the Company announced that its high-purity NdPr oxide, produced at the White Mesa Mill from monazite concentrates mined in Florida and Georgia, had been successfully manufactured into commercial-scale rare earth permanent magnets (“REPMs”) by South Korea’s largest manufacturer of EV drive unit motor cores. The REPMs passed all quality assurance and quality control (“QA/QC”) benchmarks and are qualified for use in EV and hybrid drive units for major automotive manufacturers in North America, the EU, Japan, and Korea. Approximately 1.2 metric tonnes of NdPr oxide were processed into 3.0 metric tonnes of REPMs, enough to power approximately 1,500 new vehicles, with first installations expected in the market in Q4 2025. The Company also announced plans to build heavy rare earth oxide production capacity at the White Mesa Mill in 2026, further advancing its strategy to create a complete, U.S.-based “mine-to-magnet” supply chain.
The Company commenced a conventional ore processing campaign at the Mill in Q4 2025 as planned, which is expected to continue at least into March 2026 due to: (i) the previously announced higher mining rate expected at the Pinyon Plain mine for the remainder of 2025 and in subsequent years; (ii) the desire to produce enough finished U3O8 in 2025 to allow the Company to fulfill its contract deliveries in 2025, 2026 and a portion of 2027; and (iii) the desire to thereby allow the Company to free-up the Mill to complete a REE processing campaign in 2026 and/or to make any process changes at the Mill in 2026 if needed to help the U.S. government meet its critical minerals requirements.
On October 3, 2025, the Company announced the closing of its upsized offering of 0.75% Convertible Senior Note due 2031 (the “Notes”) for an aggregate principal amount of US$700.0 million (the “offering”), including the exercise in full by the initial purchasers of their option to purchase an additional US$100.0 million of Notes. The Notes have a cash interest coupon of 0.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning May 1, 2026, and a conversion price of approximately $20.34 per common share of Energy Fuels (the “common shares”), which represents a premium of approximately 32.5% to the last reported sale price of the common shares on the NYSE American on September 30, 2025, subject to customary anti-dilution adjustments. The effective conversion price of the Notes was increased to $30.70 (representing a premium of 100% over the last reported sale price of the common shares on the NYSE American on September 30, 2025) through the purchase of capped call options. The purchase price for the capped call options was approximately $53.55 million. Conversions of the Notes may be settled in Energy Fuels common shares, cash, or a combination of common shares and cash, at Energy Fuels' election. Additionally, Energy Fuels will have the right to redeem the Notes in certain circumstances and will be required to offer to repurchase the Notes upon the occurrence of certain events. The Notes will mature on November 1, 2031, unless earlier converted, redeemed, or repurchased. We believe this strategic capital raise strengthens the Company's balance sheet and enhances the Company's ability to accelerate its rare earth initiatives, including the planned Phase 2 expansion at the White Mesa Mill (see “Rare Earth Element Initiatives” below) and development of its Donald Project in Australia. We believe this outcome represents a clear vote of confidence in the Company's team and strategy.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and, on October 28, 2025, a new cabinet was announced. At this time, it is too early to determine whether and to what extent recent social and political developments in Madagascar may impact the Toliara Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold. See “Heavy Mineral Sands Initiatives — Toliara Project” below for more information.
On October 21, 2025, Export Finance Australia (“EFA”) issued a non-binding, conditional Letter of Support to Energy Fuels and Astron Limited for up to AUD$80 million of senior debt financing for the Donald Project. The Donald Project, which is expected to require approximately AUD$520 million in total funding with a targeted 50:50 debt-to-equity ratio structure, is planned to commence production in the second half of 2027 and is expected to produce ~7,200 tonnes per annum of rare earth oxide concentrate, including ~1,000 tonnes of NdPr oxide, ~92 tonnes of Dy oxide, and ~16 tonnes of Tb oxide. The Company expects to purchase 100% of the rare earth concentrate under a life-of-mine offtake agreement for processing at the Mill. This conditional support from EFA marks a significant step toward advancing project financing and reinforces the strategic importance of the Donald Project in strengthening the Australia–U.S. critical minerals supply chain.
Guidance
The Company’s revised guidance for 2025 is as follows:

	Current Guidance, as Revised Q2 2025
	Low	High
Mined (contained pounds of U3O8)	875,000	1,435,000
Alternate Feed Materials and other (contained pounds of U3O8)(1)	160,000	200,000
Processed (pounds of U3O8)	700,000	1,000,000
Sales (pounds of U3O8)(2)	350,000	350,000
Finished goods (pounds of U3O8)	925,000	1,225,000
Total inventories (contained pounds of U3O8)	1,985,000	2,585,000
(1) Other includes ore purchases from 3rd party miners and potential cleanup from abandoned uranium mine (“AUM”) materials.
(2) Does not include any sales of inventory into the spot market, which the Company may make depending on market conditions. The Company expects to exceed the high end of the range following its 100,000 pound spot sale in Q3 2025 that was not incorporated into this range.
Finished Uranium Costs Expected to Decline
The Company commenced processing low-cost Pinyon Plain mine ores in Q4 2025 which is expected to continue through Q1 2026, during which we expect to produce 1.1 to 1.4 million pounds of finished U3O8. During that Mill run, the average mining and transportation costs to the Mill for Pinyon Plain ore are expected to be $10 to $14 per pound of recovered U3O8, which together with an expected milling cost of approximately $13 to $16 per pound U3O8, are expected to result in a total weighted average cost of goods sold of approximately $23 to $30 per pound of U3O8 recovered (assuming royalty costs based on current market prices), ranking among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores will be blended and processed with the lower grade, higher cost, La Sal/Pandora ores through early 2026, after which the Company can choose to process Pinyon Plain ores alone to maximize absolute margin, or in conjunction with La Sal/Pandora ores, purchased ores, and Alternate Feed Materials, to maximize pounds produced, at the Company’s discretion.
The Company’s inventories of finished U3O8 had a weighted average cost of approximately $53 per pound U3O8 as of September 30, 2025, reflecting the weighted average cost of production and purchase of finished inventories from various sources over the years, as the Company continues to ramp up production and maximize economies of scale, including from Alternate Feed Materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and purchases of uranium on the spot market. These costs do not reflect the expected lower costs of recently mined ores from the Pinyon Plain mine, which had not yet been processed as of September 30, 2025 (a conventional ore processing run, including Pinyon Plain and La Sal/Pandora ores, commenced at the Mill in early October 2025). As the Company accounts for cost of goods sold as the weighted average cost of its finished product inventories, sales of uranium produced in 2025 and into 2026 will reflect the blended average of the existing 485,000 pounds of U3O8 finished inventories, plus the cost of additional finished U3O8 produced from blended stockpiled Pinyon Plain and La Sal/Pandora ores. This is expected to result in costs of goods sold of approximately $50 to $55 per pound for U3O8 sales through the end of 2025, which is expected to drop to the $30 to $40 per pound range in Q1 2026, depending on the quantity of any additional spot sales of inventory that may be made in Q4 2025. The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.
Based on expected decreasing cost of goods sold and conservative uranium price forecasts, gross margins from the Company’s uranium sales are expected to increase over time through 2026, subject to the pricing of its contracts at the time of sale.
Uranium Permitting and Development Activities
Additionally, the Company is continuing to prepare two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch, respectively) for expected production within one year from a “go” decision and is advancing several other of its large-scale U.S. mine projects in order to increase uranium production in the coming years, as market conditions warrant. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production to a run-rate of up to approximately 2.5 million pounds of U3O8 per year in as early as 2026. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or the procurement of additional long-term contracts. In 2025, the Company also plans to continue advancing its permitting and development on the Roca Honda, Bullfrog, and EZ Projects, which together with the Company’s Sheep Mountain Project, could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years, as market conditions warrant. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of uranium on the spot market to supplement its uranium production if necessary to fulfill existing contract requirements.

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
The Company has significantly advanced its REE programs, including the commissioning of commercial and pilot REE (NdPr and Dy) separation capabilities at the Mill while securing HMS/REE mines that are expected to supply significant quantities of monazite sands feedstock to the Mill for processing into separated REE products. The monazite is expected to be produced as a low-cost byproduct of primarily ilmenite, rutile and zircon from HMS mining. This includes the Company’s Bahia Project, Toliara Project, and through its joint venture with Astron to jointly develop the Donald Project.
The Company completed commissioning its Phase 1 REE separation circuit at the Mill during Q2-2024, which is capable of processing 8,000 to 10,000 tonnes of monazite per year into 850 to 1,000 tonnes of separated NdPr per year, plus a samarium plus (“Sm+”) heavy RE Carbonate. The Company also produced pilot-scale (kilogram) quantities of Dy and expects to produce pilot-scale Tb oxides in Q4-2025 and Sm oxides in 2026. Assuming the current pilot-scale production continues to be successful, the Company is evaluating producing Dy, Tb and potentially Sm on a commercial scale at its existing Phase 1 REE separation circuit at the Mill, with minor modifications, as early as Q4 2026 from existing feed sources and, if a production decision (which assumes a positive FID) is made in 2025, as early as Q4 2027 from its permitted Donald Project in Australia. The Company is also advancing engineering and permitting on its Phase 2 separation facilities at the Mill to enable the processing of up to 60,000 tonnes of monazite and the production of up to 4,000 to 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials (see “Rare Earth Element Initiatives” below).
During Phase 1 commissioning, the Company produced approximately 38 tonnes of separated NdPr. On September 9, 2025, the Company announced its NdPr had been manufactured into commercial scale REPMs by South Korea's largest manufacturer of drive unit motor cores, pursuant to a previously announced MOU, and has passed all QA/QC benchmarks for use in EV drive unit motors sold to major automotive manufacturers. This includes the successful manufacture of Energy Fuels' NdPr oxide into NdPr metal, NdFeB alloy sintered blocks (45H grade), and high-performance, high-temperature NdFeB REPMs. The successful production of REPMs from Energy Fuels' NdPr oxide marks a decisive breakthrough in building a “mine-to-magnet” supply chain independent of China, using rare earth oxides (REOs) produced in the United States. Energy Fuels' NdPr oxide has now been qualified for use in high temperature drive units, which are installed in EV and hybrid vehicles manufactured by major automotive companies across North America, the EU, Japan, and Korea. Now that Energy Fuels' NdPr has been validated, Energy Fuels intends to engage in negotiations for a potential longer-term supply arrangement that is expected to enable future offtake of the Company’s separated REE products expected to be produced at the Mill from monazite feedstocks originating at the Toliara, Donald and Bahia Projects (subject to all required licenses, permits and permissions being obtained), in addition to third-party feedstocks that may be purchased from third parties. The Company also plans to continue to evaluate potential opportunities in REE metal, alloy and magnet-making as they may arise.
HMS Activities
With respect to its HMS activities, the Company plans to continue advancing each of its Donald and Toliara Projects to a FID by as early as late-2025 and 2026, respectively. The Company is also updating the 2021 Australian Joint Ore Reserves Committee (“JORC”)-compliant Toliara Definitive Feasibility Study (“DFS”) and 2024 JORC-compliant Toliara Prefeasibility Study (“PFS”) into a combined S-K 1300 and NI 43-101-compliant feasibility study (“FS”), and the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, both of which are expected to be completed later in 2025. The Company also obtained its exploration permit and plans to restart its drilling program at the Bahia Project in Q4-2025 with the goal of getting enough information to declare an S-K 1300-compliant initial assessment and NI 43-101-compliant technical report in 2026.
Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 following depletion of the remaining ore reserves previously reported in accordance with the JORC standards. Processing activities concluded in early January 2025. The sale of all remaining product inventories was completed during 2025. Additional costs of winding-down activities and mining lower mineral grades were incurred during the fourth quarter of 2024 and included in product inventories that were sold during the first quarter of 2025. As a result, the Company incurred a loss in connection with its 2025 sales. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all mining areas are fully reclaimed in accordance with all applicable legal standards. Reclamation of the South Dune mining area was completed in 2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas expected to be completed in Q4 2025. Reclamation of the tailings storage facility has commenced and is expected to be completed by 2027, with ongoing management and monitoring expected to continue through 2038.
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
Mill Activities
During the nine months ended September 30, 2025, the Mill focused on processing stockpiled Alternate Feed Materials and conventional ores, which resulted in production of 330,000 pounds of U3O8. In Q4 2025, the Company commenced its planned conventional ore processing campaign at the Mill that is expected to last at least through Q1 2026.
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes throughout Q3 2025 while engaging in discussions with buyers interested in off-take agreements for the material (see “Recovering Medical Isotopes for Advanced TAT Cancer Treatments” below).
Conventional Uranium Mine Activities
During the nine months ended September 30, 2025, the Company continued ore production at the Pinyon Plain mine, La Sal mine and Pandora mine.
During the three months ended September 30, 2025, the Company mined ore containing approximately 465,000 pounds of U3O8 from the Pinyon Plain, La Sal and Pandora mines for a total of approximately 1,245,000 pounds of contained U3O8 through the nine months ended September 30, 2025. With the addition of ore expected to be mined in Q4 2025, this puts the Company in a strong position to meet or exceed the high end of its current guidance of mining ore containing up to approximately 1,435,000 pounds of contained U3O8 from its Pinyon Plain, Pandora and La Sal mines during 2025. Such uranium-bearing ore will be stockpiled at the mines or Mill for processing during the remainder of 2025 and into 2026 (or at a future date), subject to market conditions, contract requirements and the Mill’s processing schedule. The Company also expects to continue to seek to purchase uranium ore from third-party miners in the region, and there is the potential to receive additional Alternate Feed Materials and mine cleanup materials, expected to total approximately 160,000 to 200,000 pounds of additional contained uranium in ore inventories.
The Company currently expects to process stockpiled and mined ore from its Pinyon Plain, La Sal and Pandora mines in Q4 2025 containing up to 670,000 pounds of U3O8, with the remainder of the mined ore and Alternate Feed Materials stockpiled at the mines or Mill for processing during 2026 or 2027, subject to market conditions, contract requirements, and the Mill’s schedule. This is expected to result in the production of an additional 670,000 pounds of finished U3O8 in Q4 2025 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines, which when added to the Company’s production of approximately 330,000 pounds of finished U3O8 through Q3 2025 from existing conventional ore inventories and Alternate Feed Materials, would result in the production of up to 1,000,000 pounds of finished U3O8 product in 2025.
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
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to be able to commence uranium production within one (1) year from a “go” decision, which could increase Energy Fuels’ uranium production to a run-rate of over 2.5 million pounds of U3O8 per year starting as early as 2026, as market conditions may warrant.
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
Uranium Exploration Activities
During Q2 2025, the Company obtained the initial results from its 2024 – 2025 underground drill program in another area of mineralization at the Pinyon Plain mine called the “Juniper Zone.” The February 2023 Pre-Feasibility Study for the Pinyon Plain mine includes a Mineral Resource estimate for the Juniper Zone of 703,000 pounds of U3O8 at an average grade of 0.95% contained in 37,000 tons of Indicated Mineral Resources, in addition to a small amount of Inferred Mineral Resources. New drill results show numerous additional high-grade intercepts within the Juniper Zone and other zones within the deposit, which together have the potential to significantly increase the mineable uranium resources at the mine.
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
ISR Uranium Extraction and Recovery Activities
The Company produced de minimus quantities of U3O8 at its Nichols Ranch ISR Project during the three months ended September 30, 2025, as it remained on standby. Although the Company does not expect to produce significant quantities of U3O8 through the remainder of 2025 from Nichols Ranch, the Company is undertaking exploration and development activities during the remainder of 2025 to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch, the Company currently holds 34 fully permitted, undeveloped wellfields, including four wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Inventories
As of September 30, 2025, the Company held approximately 485,000 pounds of finished uranium inventories located at the Mill and at conversion facilities in North America. Additionally, as of September 30, 2025, the Company held approximately 1,640,000 pounds of additional U3O8 contained in stockpiled ore, Alternate Feed Materials and work-in-process at the Mill or nearby mine sites that can potentially be processed and recovered expediently in the future, as market conditions and contract requirements may warrant.
The Company produced approximately 330,000 pounds of U3O8 through Q3 2025 and, during a conventional ore Mill run that commenced in early October 2025, currently expects to produce up to another 670,000 pounds of finished U3O8 from stockpiled and mined ore from the Company’s Pinyon Plain, La Sal and Pandora mines in Q4 2025. As a result, total inventories of finished product available for sale in 2025 are currently expected to total approximately 925,000 to 1,225,000 pounds of finished U3O8.

The Company expects to sell 160,000 pounds of uranium during the remainder of 2025, under the Company's existing long-term contracts with utilities. As a result of these sales, the Company currently expects that finished U3O8 inventory will total approximately 925,000 to 1,225,000 pounds U3O8 at the end of 2025, and contained uranium in stockpiled uranium ore inventories will total approximately 1,060,000 to 1,360,000 pounds of U3O8, totaling 1,985,000 to 2,585,000 pounds of contained uranium in ore inventories plus finished product at the end of 2025. The mix between increased contained uranium in ore inventories and finished U3O8 product inventory at the end of 2025 will depend on the timing of the processing of stockpiled uranium ore at the Mill, of which a quantity of ore containing up to 670,000 pounds of U3O8 is currently expected to be processed in Q4 2025 with the remainder (if any) deferred to subsequent years, and any spot uranium sales or purchases the Company may elect to complete during the remainder of 2025.
As of September 30, 2025, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
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
During the three months ended September 30, 2025, the Company sold 100,000 pounds of uranium on the spot market at a sales price of $76.50 per pound for realized sales of $7.65 million and 140,000 pounds of uranium under its long-term utility contracts at a sales price of $69.43 per pound for realized sales of $9.72 million. During the nine months ended September 30, 2025, the Company sold 150,000 pounds of uranium on the spot market for a weighted average realized sales price of $76.67 per pound for realized sales of $11.50 million and 140,000 pounds of uranium under its long-term utility contracts at a sales price of $69.43 per pound for realized sales of $9.72 million.
Under the current portfolio of contracts, the Company expects to sell 160,000 pounds of uranium in Q4 2025, and between 620,000 and 880,000 pounds of uranium in 2026. The Company holds uncommitted inventory and, with the benefit of production in 2025 and planned production in the future, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2025 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill’s schedule for processing uranium ore stockpiles at the Mill.
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
Rare Earth Sales
During the nine months ended September 30, 2025, the Company sold 1.2 tonnes of its NdPr produced from the Mill’s newly installed and commissioned Phase 1 REE separation circuit to POSCO International (“POSCO”) for sampling to validate that the material meets POSCO’s applicable specifications, which the Company’s NdPr met. The Company offset $0.04 million from the sale of NdPr against commissioning costs capitalized related to the Company’s Phase 1 REE separation circuit. As of September 30, 2025, approximately 37 tonnes of separated NdPr remain in inventory. Additionally, the Company has approximately 28 tonnes of NdPr, plus approximately 4 tonnes of Sm+ RE Carbonate in solution in its Phase 1 separation circuit. Samples of the Company’s NdPr oxide, produced at the White Mesa Mill from monazite concentrates mined in Florida and Georgia, were successfully manufactured into commercial-scale REPMs by South Korea's largest manufacturer of EV drive unit motor cores in Q4 2025.

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
Heavy Mineral Sands Sales
The Company’s finished HMS products to date were mined from its Kwale Project, which the Company acquired through the acquisition of Base Resources on October 2, 2024. Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 with lower grade ore mined at the end of the Kwale mine life. Processing activities concluded in early January 2025, and the sale of the remaining product stockpiles was substantially completed during the first quarter of 2025 and fully completed during the second quarter of 2025. As the lower grade ore is more costly to process into finished product, the Company did not realize a gross profit related to its HMS sales during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company sold 12,852 tonnes of ilmenite, 7,038 tonnes of rutile and 1,429 tonnes of zircon and low-grade products for total sales of $15.82 million.

The Company does not expect further HMS sales during the remainder of 2025 or until such time as its other HMS properties are in production, if at all.

Vanadium Sales
The Company did not sell any vanadium during the nine months ended September 30, 2025. The Company expects to sell its remaining finished vanadium product when justified into the metallurgical industry, as well as other markets that demand a higher purity product, including the aerospace, chemical and potentially the vanadium battery industries. The Company expects to sell to a diverse group of customers in order to maximize revenues and margins. The vanadium produced in the 2018/2019 Pond Return campaign was a high-purity vanadium product of 99.6%-99.7% V2O5. The Company believes there may be opportunities to sell certain quantities of this high-purity material at a premium to reported spot prices, which it has done from time-to-time in the past.
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
Toliara Project
The Company acquired control over the Toliara Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension, and on December 5, 2024, the Company entered into an MOU with the Government of Madagascar setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the MOU, the Company has been in the process of re-commencing development and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID, which the Company expects could be made as early as 2026 if fiscal and stability arrangements are finalized.

Since acquiring the Project, the Company has been in discussions with the Government of Madagascar to establish the necessary legal regime to support development of the Project, which will be required before a positive FID can be made. These discussions have been focused on, among other things, mechanisms for achieving legal and fiscal stability, select tax and customs benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The Company has also been seeking clarification of existing procedures for adding monazite to the Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon. Recent discussions with the Government have focused on addressing these issues through an investment agreement to be approved by Parliament or through revisions to existing Malagasy law applicable to large scale mining investments.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President, and, on October 20, 2025, a new Prime Minister was appointed. At this time, it is too early to determine whether and to what extent, recent social and political developments in Madagascar may impact the Toliara Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold.
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
Donald Project
The Company has a joint venture with Astron, the Donald Project JV, to jointly develop and operate the Donald Project in Australia, which is a well-known REE and HMS deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the project. The Donald Project is notable in that the monazite concentrates expected to be produced at the project contain elevated concentrations of the “heavy” REE oxides, including Dy and Tb.
The JV Agreement provides Energy Fuels with the right to invest up to AUD$183.00 million (approximately $120.90 million at September 30, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company has agreed to issue Common Shares to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 and the remainder will be issued upon a positive FID. As of September 30, 2025, the Company has contributed $17.63 million in cash to the Donald Project JV and issued $3.50 million of Common Shares to Astron for total contributions of $21.13 million. As a result, the Company has a 7.49% ownership interest in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 92.51% interest. See Note 3 – Transactions for further information.
Bahia Project
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
REE Separation Circuits at the Mill
The Company continues to make progress at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company completed and commissioned its Phase 1 REE separation circuit at the Mill during 2024 which is now capable of producing commercial quantities of separated NdPr (the Company produced 38 tonnes of high-purity NdPr during commissioning). The Phase 1 REE separation circuit involved modifications and enhancements to the existing solvent extraction (“SX”) circuits at the Mill and has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of TREO, containing approximately 850 to 1,000 tonnes of separated NdPr per year. With the commissioning of the Phase 1 REE separation circuit, the Mill is able to produce separated NdPr and an Sm+ mixed RE Carbonate that contains only the “heavy” REEs (including Dy, Tb, Sm, Gd, Lu and Y). The Sm+ mixed RE Carbonate can be sold on the market to other facilities to separate the “heavy” REEs or stockpiled at the Mill for separation of the heavies upon completion of the Mill's Phase 1 and/or Phase 2 heavy REE separation facilities.
The Company has made the decision to install further modifications and enhancements to the Mill's existing SX circuits to produce separated Dy, Tb, and potentially Sm oxides from its existing Phase 1 monazite processing capacity. These SX circuits are expected to be constructed and operations as soon as Q4 2026.
The Company continues to progress planning its Phase 2 REE separation circuit to increase NdPr separation capacity and to install the capacity to produce separated Dy, Tb and potentially other “heavy” REEs such as Sm, Gd, Lu and/or Y as well as to install a dedicated crack-and-leach circuit to enable the simultaneous production of both uranium/vanadium from conventional ores and uranium and REEs from monazite ores. The Company is focused on using monazite feedstock at the current time, as it has superior concentrations of these four critical REEs (NdPr, Dy and Tb), as well as Sm, Gd, Lu and Y compared to many other REE-bearing minerals. These REEs are used in the powerful NdFeB magnets that power the most efficient EVs, along with uses in other clean energy, robotic, industrial and defense technologies. The uranium contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits.
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
The Mill may also reconfigure the existing Phase 1 REE separation circuit in the future to allow it to operate without utilizing the Mill's existing leaching and precipitation circuits, thereby allowing the Phase 1 REE separation circuit to operate simultaneously with both conventional uranium ore production and the Phase 2 REE separation circuit.
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
Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently performing engineering on its process development and R&D pilot facility for Ra-226 production. During 2025 and early 2026, Energy Fuels plans to complete its process development engineering and, upon successful completion of such engineering, expects to set up the first stages of the pilot facility and produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 in 2027-2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production, and receipt of all required regulatory approvals and project financing.

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
Market Update
Uranium
According to weekly and monthly price data from TradeTech LLC (“TradeTech”), the following table sets forth uranium spot prices (dollars per pound) for the three months ended September 30, 2025 and fluctuation during the period:

	June 30,	September 30,	Percent	Quarterly	Quarterly	October 31
Price	2025	2025	Change	Low	High	2025
Weekly Spot	$78.65	$82.75	5%	$71.00	$82.75	$82.50
Monthly Long-Term	$80.00	$84.00	5%	$80.00	$84.00	$86.00
The Company believes that world demand for clean, carbon-free, reliable and affordable baseload electricity is growing. As a result of the expected growth of nuclear energy, the depletion of existing uranium mines and inventories and geopolitical events putting a greater focus by buyers on security of supply, the Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices increased modestly during Q3 2025, and strong fundamentals appear to underpin the market, including global clean energy goals, significant new demand for electricity (preferably clean electricity) from the technology sector, including for artificial intelligence and data centers, and trade restrictions. Therefore, while the spot market has experienced some periodic weakness, particularly since the second half of 2024 due to uncertainty surrounding waivers on the prohibition of Russian nuclear fuel imports into the U.S. and the potential for imports of uranium from China, the Company continues to believe that uranium prices should rise to higher levels to support the additional primary production that will be required to meet the increasing demand. We continue to expect to see more nuclear units constructed around the world, along with existing capacity to be extended and protected, while primary mine production drops due to depletion of resources, reduced production and low prices. As a result, long-term uranium prices have remained fairly resilient ($84.00 per pound as of September 30, 2025). According to TradeTech, “[a] significant share of end-user demand has drifted into the long-term market.” “TradeTech expects term demand to emerge and retreat in cycles through 2025, largely on the expectation that government policy development will be unpredictable. However, the upward momentum on uranium demand generated by global net-zero and artificial intelligence-development initiatives is expected to underpin renewed appetite to secure uranium supply in 2025.” TradeTech, Uranium Market Study, 2024: Issue 4.
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
The Company’s uranium inventories, along with expected uranium production for the remainder of 2025 and subsequent years, are expected to provide the Company with the flexibility to complete sales in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during Q4 2025.
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
During the three months ended September 30, 2025, the mid-point price (dollars per pound) of vanadium in Europe had the following activity:

	June 30,	September 30,	Percent	Quarterly	Quarterly	October 31
Price	2025	2025	Change	Low	High	2025
Midpoint	$5.05	$5.54	10%	$4.88	$5.54	$5.89
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

The Company remains primarily focused on NdPr, Tb, and Dy, along with other “heavies”, but has the capability to separate other REEs, such as Sm, Gd, Lu and Y, should market conditions and/or government demand support such activities. The REE supply chain starts at a mine. REEs are mined both as a primary target, like the Mountain Pass REE mine in California, and as a coproduct of HMS mining, which is the case for Chemours’ Offerman Mineral Sand Plant, the Donald Project, Toliara Project and Bahia Project, where the natural monazite sands are physically separated from the other mined sands. Mining creates an ore, which in the case of the Chemours, Donald, Toliara and Bahia material is the natural monazite sands that are physically separated from the other mined mineral sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, which will be sold into the commercial nuclear fuel cycle for the creation of carbon-free nuclear energy, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and made into an RE Carbonate, which is a form acceptable as an SX feedstock for REE separation. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs in the RE Carbonate from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used for magnets and other applications.
To date, substantially all RE Carbonate produced by the Mill has been sold to Neo Performance Materials. The supply agreement with Neo expired in 2023. The Company also recently commissioned its Phase 1 REE separation circuit capable of producing up to 850 to 1,000 tonnes of separated NdPr per year directly from leach solutions at the Mill (without the need to prepare an RE Carbonate) and is designing facilities capable of producing up to 4,000 to 6,000 tonnes of separated NdPr per year, along with separated Dy, Tb and potentially other REEs. The Company is also installing the Phase 1 capacity to produce Dy, Tb, and potentially Sm oxides as soon as 2026, and is also evaluating the potential to produce other downstream REE materials, including REE metals and alloys, in the future at the Mill or elsewhere in the U.S.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively, but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr oxide and, upon completion of the additional Phase 1 capacity or Phase 2 expansion at the Mill, Tb and Dy oxides. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to date from Asian Metal:

	June 30, 2025		September 30, 2025		Percent	October 31, 2025
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	444	61.88	554	77.73	25%	508	71.36
Dy Oxide	1,625	227	1,610	226	(1)%	1,710	241
Tb Oxide	7,100	991	7,050	990	(1)%	7,734	1,088

Recently, Benchmark Mineral Intelligence (“Benchmark”) published the first X-China rare earth pricing estimates as of July 31, 2025. Benchmark's September 30, 2025 published European NdPr, Dy and Tb prices of $87.50/kg, $850/kg and $3,600/kg exceed the published Chinese prices of $77.73/kg, $226/kg and $990/kg, respectively, by 13%, 276% and 264%, reflecting the scarcity of these REE oxides outside of China and their importance to markets in the U.S. and Europe.
The REE magnet market is expected to see significant growth through 2040, per Adamas Intelligence, driven by increasing demand for NdFeB magnets in robotics, advanced air mobility and EVs. While demand for didymium, Dy and Tb is projected to grow at a CAGR of 8.7%, global production is expected to rise at a slower rate of 5.1%, leading to potential supply constraints. The total market for magnet REE oxides is forecasted to increase five-fold from $7.8 billion in 2024 to $44.1 billion by 2040, with prices rising at CAGRs of 4.3% to 5.2%. Robotics are expected to become the largest demand driver for NdFeB magnets by 2040, followed by advanced air mobility, which will expand with the production of electric vertical takeoff and landing aircraft. However, supply chain challenges may emerge between 2030 and 2040, as limited availability of REE feedstocks could constrain NdFeB magnet production, impacting key industries reliant on these materials.
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

The Company sees its prior commercial production of RE Carbonate, its recent commercial production of separated NdPr in 2024 and ongoing pilot production of Dy, Tb, and Sm oxides as the first steps in an effort to restore the REE supply chain in the U.S., where one currently does not exist. By acquiring the Bahia Project, the Toliara Project and the right to earn up to a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost feedstock that can be processed in the U.S. into competitive separated REE products available for sale to U.S. and allied customers. Upon successful development of those projects, expected to be in the 2027-2028 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr, of which up to 1,000 tonnes per year can be produced utilizing existing Mill facilities. The Company’s next step in restoring the REE supply chain in the U.S. will be the development of the Mill’s planned Phase 2 REE separation circuit, also expected in the 2027-2028 time frame, which would have the capacity to allow the Mill to produce up to 6,000 tonnes per year of separated NdPr, along with 200 to 300 tonnes per year of separated Dy and Tb, and potentially other REEs, which would utilize all the monazite expected to be mined from the Company’s Bahia, Toliara and Donald Projects, along with additional monazite expected to be sourced from Chemours’ mines on the east coast of the U.S. and others. As demand for clean energy technologies and other advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
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
Heavy Mineral Sands
General
HMS is typically categorized into titanium dioxide-bearing minerals such as ilmenite and rutile (but also including leucoxene and upgraded products such as slag and synthetic rutile), zircon and monazite.
Titanium Dioxide Minerals
Ilmenite and rutile are primarily used as feedstock for the production of titanium (“TiO2”) pigment with a small percentage also used in the production of titanium metal and fluxes for welding rods and wire. TiO2 is the most widely used white pigment because of its nontoxicity, brightness and very high refractive index. It is an essential component of consumer products such as paint, plastics and paper. Pigment demand is therefore the major driver of ilmenite and rutile pricing.
Weak conditions persisted for the global pigment market through Q3 2025 due to ongoing economic weakness and uncertainty across major pigment consuming regions. This has resulted in declining demand and price erosion for both ilmenite and rutile.
Chinese pigment producers continue to experience challenges from steep tariffs that have been applied to Chinese pigment imports in the key markets of Europe, Brazil and India. Chinese pigment prices have continued to decline as Chinese producers compete to maintain market share in these markets. Pigment production in China is the major global source of demand for sulphate ilmenite, and Chinese pigment output has decreased as overall weak conditions in the domestic Chinese pigment market and major pigment export markets add to the challenges presented by the tariffs.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers have experienced challenging conditions from the weak and uncertain economic conditions in their major markets and have modified their production rates to reduce pressure from growing inventory levels. One major global pigment producer entered administration through the quarter. The tariffs imposed on Chinese pigment in the key markets mentioned above are expected to result in a shift of some demand from Chinese pigment producers to western pigment producers, which should support demand for rutile and chloride ilmenite. However, until now, a switch from Chinese pigment to western pigment has been limited due to the overall weakness in those key markets and continued aggressive competition from Chinese producers in these and other, alternative export, markets. This has maintained downward pressure on high-grade feedstock, including rutile, prices through Q3 2025. The suspension of production of synthetic rutile by a major producer from December 1, 2025 may help to alleviate pressure on the high-grade feedstock market through 2026. Chloride ilmenite, regarded as a niche feedstock for western pigment production with a high relative economic value, is typically purchased under long-term offtake arrangements and generally experiences limited short-term price fluctuations.

Demand for rutile into the welding and titanium metal sectors remains firm. The main drivers of demand have been the shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. The extent of the rutile price premium into these sectors (above pigment sector pricing) is being eroded due to an excess of global supply including the increase in production of premium rutile in China from concentrates being imported into China from Africa.
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
Underlying zircon demand remained sluggish through Q3 2025 due to weak and uncertain economic conditions in all major markets. Zircon demand in China, the largest global consumer of zircon, remains weak on the back of a sluggish economy - in particular, a subdued housing and construction market. Zircon prices have, therefore, continued to trend downward. Reduction of zircon supply from the suspension of production at one of the mines of a major Australian producer from December 1, 2025 may help to relieve the pressure on the zircon market by early 2026.
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
Monazite prices have been on an upward trend through Q3 2025 due to an improvement in REE pricing linked to Chinese government-imposed restrictions on REE exports from China.
The following table sets forth certain HMS prices in USD$/t, according to TZ Minerals International Pty Ltd.'s (“TZMI’s”) estimated market prices published in September 2025:

	June 30, 2025	September 30, 2025	Percent
Product	($/t)	($/t)	Change
Zircon (Premium)	1,695	1,650	(3)%
Rutile (Premium, bulk)	1,190	1,200	1%
Chloride Ilmenite (60 % TiO2)	300	290	(3)%
Sulfate Ilmenite (50 % TiO2)	255	230	(10)%

Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through the first half of 2025, in part due to depressed uranium and vanadium prices, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale, as well as development expenditures made on the Company's various projects.
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of September 30, 2025, the Foundation has awarded 39 grants totaling $0.74 million, of which $0.26 million was committed to American Indian initiatives.

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)	Percent
Revenues	$17,710	$4,047	$13,663	338%
Operating costs and expenses:
Costs applicable to revenues	12,784	1,847	10,937	592%
Exploration, development and processing (excluding share-based compensation)	12,446	3,619	8,827	244%
Standby	2,525	1,645	880	53%
Accretion of asset retirement obligations	687	327	360	110%
Selling, general and administration (excluding share-based compensation)	12,634	6,033	6,601	109%
Share-based compensation	3,300	1,027	2,273	221%
Transactions and integration related costs	—	1,462	(1,462)	*
Total operating costs and expenses	44,376	15,960	28,416	178%
Operating loss	(26,666)	(11,913)	(14,753)	124%
Other income (expense):
Gain on sale of assets	1,806	8	1,798	*
Equity in loss of unconsolidated affiliates	(327)	—	(327)	*
Other income (loss)	8,266	(174)	8,440	*
Total other income (loss)	9,745	(166)	9,911	*
Loss before income taxes	(16,921)	(12,079)	(4,842)	40%
Income tax expense	(84)	—	(84)	*
Net loss	$(17,005)	$(12,079)	$(4,926)	41%

Basic net loss per share	$(0.07)	$(0.07)	$—	*
Diluted net loss per share	$(0.07)	$(0.07)	$—	*
*Not meaningful.
For the three months ended September 30, 2025, net loss increased by $4.93 million to $17.01 million or $0.07 per share from $12.08 million or $0.07 per share for the three months ended September 30, 2024 primarily due to higher operating costs between periods following the acquisition of Base Resources on October 2, 2024, partially offset by higher uranium revenues driven by timing of our uranium contract deliveries and mark-to-market gains on our marketable securities in uranium equities.
Revenues
Revenues increased by $13.66 million to $17.71 million for the three months ended September 30, 2025 from $4.05 million for the three months ended September 30, 2024 primarily due to higher uranium sales between periods as a result of contract delivery timing, the Mill schedule and market conditions.
Costs Applicable to Revenues
Costs applicable to revenue increased by $10.93 million to $12.78 million for the three months ended September 30, 2025 from $1.85 million for the three months ended September 30, 2024. The increase was due to higher uranium volumes sold at higher cost per pound of U3O8.
Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)

Exploration, development and processing costs (excluding share-based compensation) increased by $8.83 million to $12.45 million for the three months ended September 30, 2025 from $3.62 million for the three months ended September 30, 2024 primarily due to the write-off of $3.42 million of value-added tax receivables that the Company no longer expects to collect as a result of a change in Madagascar law, higher indirect processing costs at the Mill related to a higher headcount and preparation work following its conventional uranium ore run that ended in Q2 2025 and its conventional uranium ore run that commenced in Q4 2025, further development activities at the La Sal Complex, delineation drilling at Nichols Ranch and the Juniper zone at the Pinyon Plain mine and increased exploration activities at other mine locations.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of September 30, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $0.89 million to $2.53 million for the three months ended September 30, 2025 from $1.64 million for the three months ended September 30, 2024 primarily due to advancing permitting and development on its Roca Honda Project in 2025 and higher general maintenance costs as a result of inflation.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $6.60 million to $12.63 million for the three months ended September 30, 2025 from $6.03 million for the three months ended September 30, 2024 primarily due to higher salaries and benefits in connection with additional headcount, including employees retained from Base Resources following the acquisition on October 2, 2024.
Share-based compensation
Share-based compensation increased by $2.27 million to $3.30 million for the three months ended September 30, 2025 from $1.03 million for the three months ended September 30, 2024 primarily due to additional headcount, which includes awards granted to employees retained from Base Resources.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $1.46 million for the three months ended September 30, 2024. There were no transactions and integration related costs incurred during the three months ended September 30, 2025. See Note 3 – Transactions for more information.
Other Income (Expense)
Gain on sale of assets
Gain on sale of assets increased by $1.80 million to $1.81 million for the three months ended September 30, 2025 from $0.01 million during the three months ended September 30, 2024 primarily due to the sale of mining equipment no longer needed for completing reclamation activities at the Kwale Project.
Equity in loss of unconsolidated affiliates
Equity in loss of unconsolidated affiliates was $0.33 million for the three months ended September 30, 2025 related to the Company's proportionate share of losses in the Donald Project JV, which was formed on September 24, 2024 and Tate, which the Company increased its ownership and obtained a significant influence and applied the equity method of accounting on April 1, 2025.
Other income (loss)
Other income was $8.27 million, net for the three months ended September 30, 2025. Other loss was $0.17 million, net for the three months ended September 30, 2024. The change was primarily due to mark-to-market gains on marketable securities and interest income during 2025 compared to mark-to-market losses on marketable securities in 2024, partially offset by foreign currency loss in 2025 and lower interest income, net between periods. See Note 14 – Supplemental Financial Information for more information.
Income tax expense
Income tax expense was $0.08 million for the three months ended September 30, 2025 on loss before income taxes of $16.92 million. The income tax expense is primarily due to Brazil income tax arising from transfer pricing revenue recognized. While loss before taxes was $12.08 million for the three months ended September 30, 2024, the Company did not record income tax benefit because it had a full valuation allowance on net deferred tax assets.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) REE and (iii) HMS. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company's final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a coproduct of uranium process streams at the Mill. The REE segment is engaged in the Company's initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. During the year ended December 31, 2024, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill. The Company expects to procure monazite through Company-owned mines like the Toliara Project, Bahia Project, its JV interest in the Donald Project and other potential joint ventures or other collaborations, as well as open market purchases. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project and Toliara Project and includes the Company's equity method investments in the Donald Project JV and Tate. The Company recovers stand-alone ilmenite, rutile and zircon to provide sources of TiO2 and Zirconium (“ZrO2”).
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$17,370	$—	$—	$17,370
Alternate Feed Materials, processing and other	340	—	—	340
Total revenues	$17,710	$—	$—	$17,710
Costs applicable to revenues
Costs applicable to uranium concentrates	$12,784	$—	$—	$12,784
Total costs applicable to revenues	$12,784	$—	$—	$12,784

	Three Months Ended September 30, 2024
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$4,000	$—	$—	$4,000
Alternate Feed Materials, processing and other	47	—	—	47
Total revenues	$4,047	$—	$—	$4,047
Costs applicable to revenues
Costs applicable to uranium concentrates	1,847	—	—	1,847
Total costs applicable to revenues	$1,847	$—	$—	$1,847
The following table sets forth select operating data and financial metrics:

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)	Percent
Volumes sold
Uranium concentrates (lbs.)	240,000	50,000	190,000	380%

Realized sales price
Uranium concentrates ($/lb.)	$72.38	$80.00	$(7.62)	(10)%

Costs applicable to revenues
Uranium concentrates ($/lb.)	$53.22	$36.93	$16.29	44%
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $13.37 million to $17.37 million for the three months ended September 30, 2025 from $4.00 million for the three months ended September 30, 2024 primarily due to higher volumes sold, partially offset by lower realized sales prices between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for an approximate $15.20 million increase in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $1.83 million decrease in between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other increased by $0.29 million to $0.34 million for the three months ended September 30, 2025 from $0.05 million for the three months ended September 30, 2024 primarily due to additional billings for lower grade ore than contracted from a customer.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $10.93 million to $12.78 million for the three months ended September 30, 2025 from $1.85 million for the three months ended September 30, 2024 primarily due to higher volumes sold between periods partially offset by higher weighted average costs per pound. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $6.99 million increase in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period volumes sold) accounted for an approximate $3.94 million increase in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to rare earth element revenues for either of the three months ended September 30, 2025 or 2024.
Heavy Mineral Sand Segment Results
There were no revenues or costs applicable to heavy mineral sands for either of the three months ended September 30, 2025 or 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)	Percent
Revenues	$38,820	$38,192	$628	2%
Operating costs and expenses:
Costs applicable to revenues	34,563	16,580	17,983	108%
Exploration, development and processing (excluding share-based compensation)	27,967	8,911	19,056	214%
Standby	6,172	4,641	1,531	33%
Accretion of asset retirement obligations	2,622	916	1,706	186%
Selling, general and administration (excluding share-based compensation)	37,740	17,549	20,191	115%
Share-based compensation	8,790	3,784	5,006	132%
Transactions and integration related costs	—	4,747	(4,747)	*
Total operating costs and expenses	117,854	57,128	60,726	106%
Operating loss	(79,034)	(18,936)	(60,098)	317%
Other income (expense):
Gain on sale of assets	5,296	10	5,286	52860%
Equity in loss of unconsolidated affiliates	(748)	—	(748)	*
Other income	8,281	4,066	4,215	104%
Total other income (loss)	12,829	4,076	8,753	215%
Loss before income taxes	(66,205)	(14,860)	(51,345)	346%
Income tax benefit	1,036	—	1,036	*
Net loss	(65,169)	(14,860)	(50,309)	339%

Basic net loss per share	$(0.29)	$(0.09)	$(0.20)	222%
Diluted net loss per share	$(0.29)	$(0.09)	$(0.20)	222%
*Not meaningful.
For the nine months ended September 30, 2025, net loss increased by $50.31 million to $65.17 million or $0.29 per share from $14.86 million or $0.09 per share for the nine months ended September 30, 2024 primarily due to higher operating costs following the acquisition of Base Resources on October 2, 2024 and higher costs applicable to revenue, partially offset by asset sales for equipment no longer needed for reclamation activities at the Kwale Project and market-to-market gains on our marketable securities.
Revenues
Revenues increased by $0.63 million to $38.82 million for the nine months ended September 30, 2025 from $38.19 million for the nine months ended September 30, 2024 primarily due to HMS sales in 2025, partially offset by lower uranium sales as a result of contract delivery timing and Company's decision to sell uranium in inventory at increased spot price levels in 2024.
Costs Applicable to Revenues
Costs applicable to revenue increased by $17.98 million to $34.56 million for the nine months ended September 30, 2025 from $16.58 million for the nine months ended September 30, 2024 due to higher HMS costs applicable to revenues during the nine months ended September 30, 2025 associated with the lower grade mined at the end of the Kwale mine life, partially offset by lower costs applicable to uranium mostly due to lower volumes sold between periods.
Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)

Exploration, development and processing costs (excluding share-based compensation) increased by $19.06 million to $27.97 million for the nine months ended September 30, 2025 from $8.91 million for the nine months ended September 30, 2024 primarily due to the write-off of $3.42 million of value-added tax receivables that the Company no longer expects to collect as a result of a change in Madagascar law, the write-off of higher indirect processing costs at the Mill related to a higher headcount and inflation, further development activities at the La Sal Complex, delineation drilling at Nichols Ranch and the Juniper zone at the Pinyon Plain mine, increased exploration activities at other mine locations and write-off of consumables inventory at the Kwale Project.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of September 30, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $1.53 million to $6.17 million for the nine months ended September 30, 2025 from $4.64 million for the nine months ended September 30, 2024 primarily due to advancing permitting and development on its Roca Honda Project in 2025 and higher general maintenance costs as a result of inflation.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $20.19 million to $37.74 million for the nine months ended September 30, 2025 from $17.55 million for the nine months ended September 30, 2024 primarily due to higher salaries and benefits in connection with additional headcount, including employees retained from Base Resources following the acquisition on October 2, 2024 and write-off of value added tax receivable due to change in Madagascar tax law.
Share-based compensation
Share-based compensation increased by $5.01 million to $8.79 million for the nine months ended September 30, 2025 from $3.78 million for the nine months ended September 30, 2024 primarily due to additional headcount, which includes awards granted to employees retained from Base Resources.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. There were no transactions and integration related costs incurred during the nine months ended September 30, 2025. Transactions and integration related costs were $4.75 million for the nine months ended September 30, 2024. See Note 3 – Transactions for more information.
Other Income
Gain on sale of assets
Gain on sale of assets increased by $5.29 million to $5.30 million for the nine months ended September 30, 2025 from $0.01 million during the nine months ended September 30, 2024 primarily due to the sale of mining equipment no longer needed for completing reclamation activities at the Kwale Project, which came to the end of its life at the end of 2024.
Equity in loss of unconsolidated affiliates
Equity in loss of unconsolidated affiliates was $0.75 million for the nine months ended September 30, 2025 related to the Company's proportionate share of losses in the Donald Project JV, which was formed on September 24, 2024 and Tate, which the Company increased its ownership and obtained a significant influence and applied the equity method of accounting on April 1, 2025.
Other income
Other income increased by $4.21 million to $8.28 million, net for the nine months ended September 30, 2025 from $4.07 million, net for the nine months ended September 30, 2024 due to a mark-to-market gain on marketable securities during the current period compared to a mark-to-market loss on marketable securities during the prior period, partially offset by lower foreign exchange losses and lower interest income. See Note 14 – Supplemental Financial Information for more information.
Income tax benefit
Income tax benefit was $1.04 million for the nine months ended September 30, 2025 on loss before income taxes of $66.21 million. The income tax benefit is primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources. As production of the Kwale mine has now ceased, a tax loss is expected for the year and the liability has been reversed. While loss before taxes was $14.86 million for the nine months ended September 30, 2024, the Company did not record income tax benefit because it had a full valuation allowance on net deferred tax assets.
Segment Results of Operations
The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$21,220	$—	$—	$21,220
Heavy mineral sands	—	—	15,821	15,821
Alternate Feed Materials, processing and other	1,779	—	—	1,779
Total revenues	$22,999	$—	$15,821	$38,820
Costs applicable to revenues
Costs applicable to uranium concentrates	$15,443	$—	$—	$15,443
Costs applicable to heavy mineral sands	—	—	19,120	19,120
Total costs applicable to revenues	$15,443	$—	$19,120	$34,563

	Nine Months Ended September 30, 2024
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$37,904	$—	$—	$37,904
Alternate Feed Materials, processing and other	288	—	—	288
Total revenues	$38,192	$—	$—	$38,192
Costs applicable to revenues
Costs applicable to uranium concentrates	$16,580	$—	$—	$16,580
Total costs applicable to revenues	$16,580	$—	$—	$16,580

The following table sets forth selected operating data and financial metrics:

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)	Percent
Volumes sold
Uranium concentrates (lbs.)	290,000	450,000	(160,000)	(36)%
Heavy mineral sands (tonnes)	21,319	—	21,319	*

Realized sales price
Uranium concentrates ($/lb.)	$73.17	$84.23	$(11.06)	(13)%
Heavy mineral sands ($/tonne)	$742	$—	$742	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$53.21	$36.84	$16.37	44%
Heavy mineral sands ($/tonne)	$897	$—	$897	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates decreased by $16.68 million to $21.22 million for the nine months ended September 30, 2025 from $37.90 million for the nine months ended September 30, 2024 primarily due to lower realized sales prices and lower volumes sold between periods. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period realized price) accounted for an approximate $13.47 million decrease in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period sales volumes sold) accounted for an approximate $3.21 million decrease between periods.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other increased by $1.49 million to $1.78 million for the nine months ended September 30, 2025 from $0.29 million for the nine months ended September 30, 2024 primarily due to processing certain alternate feed material including the recognition of related deferred revenue during the nine months ended September 30, 2025 and additional billings for lower grade ore than contracted from a customer.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates decreased by $1.14 million to $15.44 million for the nine months ended September 30, 2025 from $16.58 million for the nine months ended September 30, 2024 primarily due to lower volumes sold between periods partially offset by higher weighted average costs per pound. Lower sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $5.89 million decrease in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $4.75 million increase in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to revenues for either the nine months ended September 30, 2025 or 2024.

Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS were $15.82 million for the nine months ended September 30, 2025. There were no revenues from HMS for the nine months ended September 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 — Transactions to the consolidated financial statements for more information.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS were $19.12 million for the nine months ended September 30, 2025 due to higher costs related to mining the lower grade HMS products at the end of the Kwale mine life, which was completed as of December 31, 2024. There were no costs applicable to HMS for the nine months ended September 30, 2024 as the acquisition of Base Resources occurred on October 2, 2024. See Note 3 — Transactions to the consolidated financial statements for more information.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement went effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM, which we fully distributed by June 13, 2025. On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the nine months ended September 30, 2025, the Company issued 37.63 million Common Shares for net proceeds of $226.84 million under the ATM. See Note 10 – Capital Stock for more information.
Convertible Senior Notes
On October 3, 2025, the Company closed its upsized offering of $700.00 million aggregate principal amount of 0.75% Convertible Senior Notes due 2031 for aggregate gross proceeds of $700.00 million. The Notes bear interest at 0.75% per annum, payable semi-annually on May 1 and November 1, beginning May 1, 2026, and mature on November 1, 2031, unless earlier converted, redeemed, or repurchased. The initial conversion price of the Notes is approximately $20.34 per common share, representing a 32.5% premium to the last reported sale price of the Common Shares on the NYSE American on September 30, 2025. The conversion price is subject to customary adjustments.
In connection with the offering, the Company entered into capped call transactions that are expected generally to reduce the potential dilution to the Common Shares upon any conversion of the Notes and/or offset potential cash payments the Company may be required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap initially equal to $30.70 per share (which represents a premium of 100% over the last reported sale price of Common Shares on the NYSE American on September 30, 2025), and is subject to certain adjustments under the terms of the capped call transactions.
Net proceeds from the offering are intended to support rare earth element initiatives, including expansion at the White Mesa Mill and the Donald Project, as well as general corporate purposes.
Working Capital and Future Requirements for Funds
As of September 30, 2025, the Company had working capital of $298.47 million, including $93.96 million in cash and cash equivalents, $141.30 million of marketable securities, approximately 485,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(73,269)	$(7,988)
Net cash used in investing activities	(98,555)	(3,590)
Net cash provided by financing activities	227,920	3,558
Effect of exchange rate fluctuations on cash held in foreign currencies	1,916	(265)
Net change in cash, cash equivalents and restricted cash	58,012	(8,285)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
Cash, cash equivalents and restricted cash, end of period	$116,617	$66,739
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net cash used in operating activities
Net cash used in operating activities increased by $65.28 million to $73.27 million for the nine months ended September 30, 2025 from $7.99 million for the nine months ended September 30, 2024. The change between periods was primarily due to lower gross profits on uranium concentrates sales, higher operating costs following the acquisition of Base Resources on October 2, 2024 and cash paid to settle asset retirement obligations during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Net cash used in investing activities
Net cash used in investing activities increased by $94.97 million to $98.56 million for the nine months ended September 30, 2025 from $3.59 million for the nine months ended September 30, 2024. The increase is primarily due to an increase in the net cash outflows from purchases and maturities of marketable securities of $93.92 million, increased additions of $5.94 million to property, plant, and equipment and mineral properties between periods, increased contributions to our investments in the Donald Project JV and Tate of $2.03 million, partially offset by proceeds from asset sales of $5.30 million during the nine months ended September 30, 2025 and $1.64 million of intangible assets acquired during the nine months ended September 30, 2024.
Net cash provided by financing activities
Net cash provided by financing activities increased by $224.36 million to $227.92 million for the nine months ended September 30, 2025 from $3.56 million for the nine months ended September 30, 2024 primarily due to higher proceeds of $222.06 million for the issuance of Common Shares for cash, net under the ATM.

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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of September 30, 2025 (in thousands):

Cash and cash equivalents	$5,860
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2025 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$60

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(60)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of September 30, 2025, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As disclosed in Note 3 – Transactions, on October 2, 2024, the Company completed the acquisition of Base Resources, which operated under its own set of systems and internal controls. During the three and nine months ended September 30, 2025, the Company transitioned certain Base Resources’ processes to the Company’s internal control processes and added other internal controls over significant processes over financial reporting for Base Resources.

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2024 or in this Form 10-Q for the three and nine months ended September 30, 2025.

ITEM 1A. RISK FACTORS.
Other than as set out below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A, of the Company's Annual Report on Form 10-K.
Risks Related to the Notes
Servicing the Notes or future debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay for the Notes or other future debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, as well as the ability of our subsidiaries to pay dividends or make loans or other distributions to us. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to restrictions contained in any future debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on our debt, including future debt and the Notes, when due.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), subject to certain conditions and limited exceptions, we will be required to offer to repurchase from holders all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely Common Shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefore or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to make an offer to repurchase Notes at a time when the offer to repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely Common Shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our reported net working capital.
Conversion of the Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our Common Shares.
The conversion of some or all of the Notes may dilute the ownership interests of our shareholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, Common Shares, or a combination of cash and Common Shares. If we elect to settle our conversion obligation in Common Shares or a combination of cash and Common Shares, any sales in the public market of our Common Shares issuable upon such conversion could adversely affect prevailing market prices of our Common Shares. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into our Common Shares could depress the price of our Common Shares.
The accounting method for the Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying common shares in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In August 2020, the Financial Accounting Standards Board published Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible Notes.
In accordance with ASU 2020-06 and subject to our full accounting assessment, which is not complete as of the date of this Quarterly Report on Form 10-Q, we expect that the Notes will be reflected as a liability on our consolidated balance sheet, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs are expected to be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in a lower reported income.
In addition, we expect that the common shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all of the Notes were converted solely into common shares at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes, respectively following the satisfaction of those conditions and could materially reduce our reported working capital.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes requires us, in certain circumstances, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The capped call transactions may affect the value of the Notes and our Common Shares.
In connection with the pricing of the Notes, we entered into capped call transactions with certain counterparties. The capped call transactions cover, subject to anti-dilution adjustments, the number of Common Shares initially underlying the notes. The capped call transactions are expected generally to reduce the potential dilution to our Common Shares upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our Common Shares.
In addition, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Common Share and/or purchasing or selling our Common Shares or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and may do so in connection with any repurchase of the Notes and/or during any observation period related to a conversion of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Common Shares or the Notes.
We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions.
If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common shares. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common shares.
We can provide no assurances as to the financial stability or viability of the option counterparties.
In addition, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The capped call transactions may not operate as we intend in the vent that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In exchange for certain investor and public relations services, the Company issued to a consultant 10,000 non-qualified stock options of the Company, having an effective date of October 1, 2025, with an exercise price of $16.58. The options were issued pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 6. EXHIBITS.

Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (4)
4.2	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and as further amended on May 24, 2024 and April 21, 2025 (5)
4.3	Indenture dated October 3, 2025 between Energy Fuels Inc. and U.S. Bank Trust Company, National Association, as Trustee, including Form of 0.75% Convertible Senior Note due 2031 (6)
4.4	Form of 0.75% Convertible Senior Note due 2031 (7)
10.1
Sales Agreement by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities Inc., LLC, and H. C. Wainwright & Co., LLC dated June 13, 2025 (8)

10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and Mark S. Chalmers effective April 10, 2024 (9)
10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (10)
10.4	Amended and Restated Employment Agreement by and between Energy Fuels Inc. and Curtis Moore dated March 31, 2023 (11)
10.5	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024 (12)
10.6	Employment Agreement by and between Energy Fuels Inc. and Nathan R. Bennett dated July 10, 2025 (13)
10.7	Employment Agreement by and between Energy Fuels Inc. and Ross R. Bhappu dated July 30, 2025 (14)
10.8
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (15)

10.9	Employment Agreement by and between Base Resources and Timothy Carstens dated May 5, 2008 and amended October 18, 2019 (16)
10.10	Purchase Agreement dated September 30, 2025 between Energy Fuels Inc. and Goldman Sachs & Co. LLC (17)
10.11	Form of Capped Call Transaction Confirmation (18)
23.1	Consent of Mark S. Chalmers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(5)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 23, 2025.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(7)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(8)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on June 13, 2025.
(9)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(10)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(11)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 8-K filed with the SEC on April 4, 2023.
(12)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 7, 2025.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on July 22, 2025.
(14)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on August 4, 2025.
(15)	Incorporated by reference to Exhibit 10.14 to Energy Fuels’ Form 10-K/A filed with the SEC on June 28, 2024.
(16)	Incorporated by reference to Exhibit 10.8 to Energy Fuels’ Form 10-Q filed with the SEC on May 7, 2025.
(17)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(18)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: November 3, 2025	By:	/s/ Mark S. Chalmers
Mark S. Chalmers
Chief Executive Officer

Dated: November 3, 2025	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer