Form 10-K
period 2025-12-31
ENERGY FUELS INC
filed 2026-02-26
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

    Large Accelerated Filer ☒                        Accelerated Filer ☐

    Non-Accelerated Filer  ☐                          Smaller Reporting Company ☐

    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1.13 billion.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of common shares of the Registrant outstanding as of February 20, 2026 (in thousands) was 241,606.

DOCUMENTS TO BE INCORPORATED BY REFERENCE
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Shareholders, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

ENERGY FUELS INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	259
ITEM 16. FORM 10-K SUMMARY	264

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K and the exhibits attached hereto (the “Annual Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company’s” or “Energy Fuels’”): anticipated results and progress of our operations in future periods; planned exploration; development of our properties; plans related to our business, such as the ramp-up of our uranium projects and the expansion of our rare earth element (“REE”) and heavy mineral sands (“HMS”) initiatives, including work on our planned continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah, work on our South Bahia REE/HMS project in Brazil (the “Bahia Project”), and our plans related to our recently acquired HMS properties, including the Kwale HMS Project in Kenya (the “Kwale Project”) and the Vara Mada REE and HMS Project in Toliara, Madagascar (the “Vara Mada Project” formerly known as the “Toliara Project”), which were acquired through the Company’s acquisition of Base Resources Limited (“Base Resources” or “Base”) on October 2, 2024, and the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS Project in Australia (the “Donald Project”); plans related to our potential recovery of radioisotopes at the Mill for use in the production of targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium, uranium/vanadium, REE or HMS mineral properties; any plans relating to the ramp-up of production or ongoing operations at any of our uranium, uranium/vanadium and/or REE and HMS properties; historic estimated resources and reserves; production estimates; maintenance and renewal of permits; expectations as to political or government stability and/or support in any of the jurisdictions in which the Company owns properties or conducts business; expectations that the Company will be successful in agreeing with the Government of Madagascar with respect to fiscal and other terms applicable to the Vara Mada Project through an enforceable investment agreement, amendments to existing laws and/or other mechanisms as appropriate; any expectation that positive final investment decisions (“FIDs”) will be made for the Vara Mada Project, Donald Project and/or Bahia Project or that any of those projects will be developed within the Company’s estimated timeframes, or at all; any expectations related to our planned acquisition of Australian Strategic Materials Limited (ASX: ASM) (“ASM”), including whether that transaction will be successfully completed; any expectations for the outcome(s) of any pending litigation; any plans relating to our commercial production of REE carbonate (“RE Carbonate”), separated neodymium-praseodymium (“NdPr”), REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”), HMS products including ilmenite, rutile and zircon (collectively, “HMS products”), and/or metals and alloys (pending the successful acquisition of ASM or otherwise) (collectively, our “Goods”), including any plans to become the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China to close a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies. See Part I, Item 1. Business Overview. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any such forward-looking statements as creating any legal rights, as forward-looking statements are not guarantees and may involve known and unknown risks and uncertainties, including actual results that are likely to differ (and may differ materially), and objectives and strategies that may differ or change, from those expressed or implied in the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, such as the occurrence of unforeseen or catastrophic events, including but not limited to the emergence of a widespread health emergency (pandemic, outbreak or otherwise), social or political unrest or wars, the imposition of tariffs or other trading restrictions, or the formation of new (or shifts in existing) political alliances that affect global markets (“Global Economic Risks”); cybersecurity risks associated with critical and other highly sensitive minerals of international interest, which are key to U.S. national security; litigation risks; risks associated with the exploration, permitting, development, operation (including any periods of temporary cessation of operations or placement into reduced operations or standby status) and reclamation/decommissioning of any of our uranium, uranium/vanadium and REE and HMS mines, and any other risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities, particularly in relation to (i) the exploration, permitting and development of our Vara Mada Project, Donald Project and/or Bahia Project, and (ii) the reclamation and closure of our Kwale Project; risks associated with our commercial production of an RE Carbonate or separated REE oxides and the planned expansion of such production; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives, including but not limited to: (i) a risk of technological or market changes that could impact the industry or our competitive position, and any expectation that: such potential recovery will be feasible or that the radioisotopes will not be able to be sold on a commercial basis; (ii) all required licenses, permits and regulatory approvals will be obtained on a timely basis or at all; and (iii) the cancer treatment therapeutics will receive the required approvals and will be commercially successful (collectively, “TAT Program Risks”); risks associated with increased regulatory requirements applicable to our operations in response to pressure from special interest groups or otherwise; risks associated with successfully closing pending and potential business and mineral acquisitions, and integrating successful acquisitions into Company operations, including but not limited to risks associated with the Company’s expected acquisition of ASM, including any expectation that the ASM acquisition will be completed and the Company will become a fully integrated REE “mine-to-metal and alloy” producer, that it will be commercially successful in its manufacture of REE metals and alloys and will become the largest such producer outside of China or that, in doing so, it will successfully close a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies (collectively, “ASM Risks”); risks associated with our joint ventures, particularly where the Company does not hold the majority interest (as is the case with the Donald Project); international risks, such as geopolitical and country risks, and risks pertaining to the Company’s social license to operate; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all, and expropriation risks; and risks associated with or relating to the Vara Mada Project, including but not limited to: (i) risks associated with the failure of the Government of Madagascar to agree upon suitable fiscal and other terms applicable to the Vara Mada Project through an enforceable investment agreement, amendments to existing laws or other mechanisms as appropriate, on a timely basis or at all; (ii) risks associated with adding monazite to the Vara Mada Project’s mining permit on a timely basis, or at all; (iii) risks associated with the ability of the Company to maintain suitable and encorcable fiscal terms with the Government of Madagascar over time; (iv) country risks, including the risks of social and political unrest and expropriation risks; (v) risks associated with government instability, including but not limited to potential coups, military takeovers, changes in presidential, parliamentary and other governmental leadership, related protests and civil unrest, the ability to secure international recognition of any such prevailing government, permitting delays, and any delays in formalizing suitable fiscal and other terms applicable to the Vara Mada Project that may arise due to such political instability, including any failure or reluctance of a new prevailing government to recognize or honor previously negotiated terms or existing rights; (vi) the risk of impacts of any instability to Project development prospects or timelines; (vii) risks associated with community unrest and opposition to the Project, including but not limited to challenges obtaining and maintaining safe, secure and consistent surface access to support the collection of baseline environmental data, the finalization and approvals of permits and completion of engineering and technical evaluations; (ix) risks associated with any required acquisition of lands, including the risks associated with any relocations of people; (x) risks associated with interpretations of existing laws or regulations or the application of existing laws and regulations to the Vara Mada project; and (xii) risks of challenges by special interest groups and other parties and any related harms that may result, including but not limited to bodily harm and property damage (collectively, “Vara Mada Project Risks”).
Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation the following risks:
•Global Economic Risks that could materially impact our business, operations, personnel and financial condition, including: (i) risks that could create operational, economic and financial disruptions for an indeterminate period of time; (ii) risks to the salability of our Goods; (iii) risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); (iv) risks associated with the application of tariffs or other trade restrictions, and the severity of tariff or other applicable rates, imposed on our Goods and Supply Chain Needs; (v) risks of inflation; (vi) risks of escalation in global trade conflicts in jurisdictions where we operate; and (vii) risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
•risks associated with Mineral Reserve and Mineral Resource estimates, including the risk of errors in assumptions or methodologies and changes to estimate disclosure rules and regulations;
•risks associated with estimating mineral extraction and recovery (“E&R”), forecasting future price levels that support mineral E&R, and our ability to increase mineral E&R in response to changing market conditions;
•uncertainties and liabilities inherent to conventional mineral E&R and/or in situ recovery (“ISR”);
•risks associated with commercial production of our REE products, including risks of not being able to: produce REE products that meet commercial specifications at commercial/acceptable cost levels or at all; secure adequate feedstock in the future at satisfactory costs; or to sell our REE products at acceptable prices; and risks associated with legal and regulatory challenges and delays, and technological or market changes that could impact the REE industry or our competitive position;
•risks that: the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce Sm, gadolinium, Dy, Tb, lutetium and/or yttrium, at scale at the Mill, or that it does not have, or is not able to develop, the technical knowhow to design, construct, and commission the expansion of its existing infrastructure, including an expansion of its Phase 1 REE separation circuit, to produce such REEs from monazite or other sources relatively quickly with appropriate market conditions; or that appropriate market conditions will not prevail;
•risks associated with changes to national, regional and/or local administrations that could negatively impact our business;
•risks associated with mining and processing, including: geological, technical and processing problems, such as unanticipated metallurgical difficulties; less than expected recoveries; ground control problems; process upsets and equipment malfunctions; tailings, dam or other facility instability or failure; and other mining, processing, and/or reclamation upsets;
•risks associated with the high grades being mined and the corresponding mining rate at the Company’s Pinyon Plain mine, including the inability to sustain such grades and rates, and the appropriate management of radiation exposures and radon at safe levels;
•risks that the Company’s ongoing drilling program at the Pinyon Plain mine’s Juniper Zone will not (i) significantly increase the mineable uranium resources at the mine, (ii) confirm that the Juniper Zone is another high-grade zone of uranium mineralization at the mine, and/or (iii) result in a lower mining/milling cost per pound at the mine;
•risks associated with the depletion of existing Mineral Resources through extraction without comparable replacements;
•risks associated with labor costs, labor disturbances and unavailability of skilled labor;
•risks associated with availability and/or fluctuations in the costs of raw materials and consumables used in our production;
•risks and costs associated with environmental compliance and permitting, including those created by changes in environmental legislation and regulation and regulatory attitudes/approaches, and delays in obtaining permits and licenses;
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
•competition for, among other things, capital, mineral properties, processing facilities, offtake agreements and skilled personnel;
•the adequacy and costs of retaining our insurance coverage and uncertainty as to reclamation and decommissioning liabilities, including the adequacy of our political risk insurance to cover any losses or costs due to any expropriation of properties or rights, or delays in achieving or inability to achieve approvals, suitable stability arrangements or fiscal terms, or development of any of our projects due to community unrest, political instability, changes to government regimes or otherwise;
•the ability of our bonding companies to require increases in the collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions pending resolution;
•our ability to meet our obligations to our creditors and to access additional credit facilities on favorable terms or at all;
•failure to complete proposed mergers and acquisitions (“M&A”), to successfully integrate after M&A transactions, and/or incorrectly assess the value or risks associated with M&A, including without limitation the ASM Risks;
•the Vara Mada Project Risks and any related risks, including any not currently known to the Company;
•risks associated with reclamation of the Kwale Project, including the long-term stability of reclamation activities and reclaimed structures such as tailings dams;
•risks associated with the conduct of business in foreign countries, including human rights-related risks associated with potential occurrences of forced labor, child labor and sex trafficking, and foreign corrupt practices-related risks associated with fraud, bribery and political corruption, that the Company may not be able to identify and/or (fully) address;
•risks associated with a Brazilian federal or state government’s actions or inactions with respect to permitting of future exploration or production at the Bahia Project or enacting additional conservation units or environmental protection areas or implementing management plans in connection therewith that could impact its planned exploration or production;
•risks associated with fluctuations in price levels for HMS products, including the prices for ilmenite, rutile, titanium and zircon, which could impact planned production levels or the feasibility of production;
•risks posed by fluctuations in share prices, exchange rates, interest rates, general economic conditions and lack of dividends;
•risks inherent in our and industry analysts’ forecasts/predictions of future uranium, vanadium, REE and HMS product price levels, including prices for REE products;
•market prices of the Company’s Goods, which can be cyclical and substantially variable;
•risks associated with future uranium sales, if any, being required to be made at spot prices, unless we are able to continue to enter into new future long-term contracts at satisfactory prices, and with failure to obtain future suitable uranium sales terms;

•risks associated with our vanadium and REE product sales generally being required to be made at spot prices;
•risks associated with HMC and its component sales, if any, being tied to ilmenite, rutile, leucoxene and zircon spot prices as well as derived-product titanium and zirconium spot prices;
•failure to obtain suitable vanadium, REE product or HMS and its components sales prices and other terms;
•risks that we may not be able to fulfill all our sales commitments out of inventories or production and may be required to fulfill deliveries through spot purchases at a loss or through other negotiated means that are unfavorable to the Company, and risks associated with any future uranium purchases to meet our sales commitments;
•risks associated with any expectation that we will successfully help in the cleanup of historic abandoned uranium mines (“AUM”);
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
•risks associated with public and/or political resistance to nuclear energy or uranium E&R;
•uranium industry competition, international trade restrictions and the impacts they have on world commodity prices of foreign state-subsidized production, and wars or other conflicts influencing international demand and commercial relations;
•risks associated with foreign government actions or inactions, policies and laws and foreign state-subsidized enterprises with respect to REE production and sales, which could impact REE prices, access to global and domestic markets for the supply of REE-bearing ores, and our sale of RE Carbonate, REE oxides or other REE products and services globally and domestically;
•risks associated with governmental or regulatory agency actions or inactions, policies, laws, regulations and interpretations with respect to nuclear energy or uranium E&R, and to REE, HMS and other mineral E&R activities;
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
•risks related to conducting business operations in foreign countries including: Global Economic Risks; international risks, geopolitical and country risks; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign country government approvals on a timely basis or at all; risks of community unrest; risks of delays in project development; heightened risks of expropriation of assets, business interruption, increased taxation, import/export controls, or unilateral modification of concessions and contracts; and risks of changes to government regimes and the uncertainty any such changes in regimes may have on previously negotiated rights, approvals, fiscal or stability arrangements or development prospects or timelines for projects;
•risks related to any material weaknesses that may be identified in our internal controls over financial reporting. If we are unable to implement/maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, negatively affecting the market price of our Common Shares;
•risks of amendment to mining laws, including the imposition of any royalties on minerals extracted from federal lands, the designation of national monuments, mineral withdrawals or similar actions, which could adversely impact our affected properties or our ability to operate them;
•risks of land exchanges between federal and state agencies that may impact our unpatented mining claims and other rights;
•the TAT Program Risks and any related risks, including any not currently known to the Company; and
•risks that we will not acquire our planned joint venture interest in the Donald Project, or that the Bahia Project, Vara Mada Project and/or Donald Project will not reach positive FIDs.
The forward-looking statements contained herein are based on a number of assumptions which may prove to be incorrect, including, but not limited to, the following assumptions: that there is no material deterioration in general business and economic conditions; that there is no unanticipated fluctuation in interest rates and foreign exchange rates; that the supply and demand for, deliveries of, and the level and volatility of prices of the Company’s Goods and our other primary metals, radioisotopes and minerals develop are as expected; that the product prices for the Company’s Goods required in order to reach, sustain or increase expected or forecasted production levels are realized as expected; that our RE Carbonate production, production of separated REE oxides or any other proposed REE activities, our HMS production, our proposed radioisotope program, or other potential production activities will be technically or commercially successful; that there are no material mining, processing and/or reclamation upsets, including geological, technical and processing problems, unanticipated metallurgical difficulties, community unrest, less than expected recoveries, ground control problems, process upsets and/or equipment malfunctions, and/or tailings dam or facility instability or failure; that we will receive valid regulatory and governmental approvals for our development projects and other operations on a timely basis; that we are able to operate our mineral properties and processing facilities as expected; that we are able to implement new process technologies and operations as expected; that existing licenses and permits are renewed as required; that we are able to obtain financing for our development projects on reasonable terms and that we are able to repay our debts on or prior to their maturity; that we are able to procure mining equipment and operating supplies in sufficient quantities and on a timely basis; that engineering and construction timetables and capital costs for our development and expansion projects and restarting projects on standby are not incorrectly estimated or affected by unforeseen circumstances; that costs of closure of various operations are accurately estimated; that there are no unanticipated changes in collateral requirements for surety bonds; that there are no unanticipated changes to market competition; that our Mineral Reserve and Mineral Resource estimates are within reasonable bounds of accuracy (including with respect to size, grade and recoverability) and that the geological, operational and price assumptions on which these are based are reasonable; that environmental and other administrative and legal proceedings or disputes are satisfactorily resolved; that there are no significant changes to regulatory programs and requirements or interpretations that would materially increase regulatory compliance costs, bonding costs or licensing/permitting requirements; that there are no significant amendments to mining laws, including the imposition of any royalties on minerals extracted from federal lands; that there are no designations of national monuments, mineral withdrawals, land exchanges or similar actions, which could adversely impact any of our material properties or our ability to operate any of our material properties; that there are no additional conservation units or environmental protection areas or management plans or unanticipated restrictions that could impact planned exploration or production at or restrict the Company’s ability to or prevent the Company from exploring or mining significant portions of the Company’s Bahia Project or its other projects; that the Company is able to receive all required approvals, fiscal terms and permits from foreign governments; that there is no instability in foreign countries that would be expected to materially impact any of the Company’s existing or potential projects; and that we maintain ongoing relations with our employees and with our business and joint venture partners.
This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in Item 1. Description of the Business; Item 1A. Risk Factors; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Statements relating to “Mineral Reserves” or “Mineral Resources” are deemed to be forward-looking statements, as they involve the implied assessment, based on certain estimates and assumptions, that the Mineral Reserves and Mineral Resources described may be profitably extracted in the future.
Market, Industry and Other Data
This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our Goods. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data and similar sources.
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
All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for the year ended December 31, 2025, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework effective as of 2021, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report are supported by pre-feasibility studies and/or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
For purposes of S-K 1300 and NI 43-101, as of December 31, 2025, the Company was classified as a production stage issuer because it is engaged in the material extraction of mineral reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project in Arizona (the “Pinyon Plain Project”)and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosure reported in this Annual Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101. As defined below, the S-K 1300 terms have been capitalized while the NI 43-101 terms have not.
S-K 1300 Definitions:
•Development Stage Issuer: is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.
•Development Stage Property: is a property that has Mineral Reserves disclosed but has no material extraction.
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
•Mineral Reserve: is an estimate of tonnage and grade or quality of Indicated Mineral Resources and Measured Mineral Resources that, in the opinion of the Qualified Person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a Measured Mineral Resource or Indicated Mineral Resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
•Mineral Resource: is a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
•Modifying Factors: are the factors that a Qualified Person must apply to Indicated Mineral Resources and Measured Mineral Resources and then evaluate in order to establish the economic viability of Mineral Reserves. A Qualified Person must apply and evaluate modifying factors to convert Measured Mineral Resources and Indicated Mineral Resources to Proven Mineral Reserves and Probable Mineral Reserves. These factors include, but are not restricted to: mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property or project.
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
(1) A pre-feasibility study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the modifying factors and the evaluation of any other relevant factors that are sufficient for a Qualified Person to determine if all or part of the Indicated Mineral Resources and Measured Mineral Resources may be converted to Mineral Reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable.
(2) A pre-feasibility study is less comprehensive and results in a lower confidence level than a Feasibility Study. A pre-feasibility study is more comprehensive and results in a higher confidence level than an Initial Assessment.
•Preliminary Market Study: is a study that is sufficiently rigorous and comprehensive to determine and support the existence of a readily accessible market for the mineral. It must, at a minimum, include product specifications based on preliminary geologic and metallurgical testing, supply and demand forecasts, historical prices for the preceding five or more years, estimated long-term prices, evaluation of competitors (including products and estimates of production volumes, sales, and prices), customer evaluation of product specifications, and market entry strategies. The study must provide justification for all assumptions. It can, however, be less rigorous and comprehensive than a final market study, which is required for a full Feasibility Study.
•Probable Mineral Reserve: is the economically mineable part of an Indicated Mineral Resource and, in some cases, a Measured Mineral Resource.
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

•PEA: A “preliminary economic assessment” performed in accordance with NI 43-101. A preliminary economic assessment is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.
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
(d) is in good standing with a professional association; and
(e) in the case of a professional association in a foreign jurisdiction, has a membership designation that:
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
•APP: An Aquifer Protection Permit, issued by ADEQ. See Glossary of Regulatory Agencies and Exchanges below.
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
•Mineralized material: Material that contains mineralization (e.g., uranium, vanadium, REEs and/or HMS Products) and that is not included in an SEC Reserve as it does not meet all the criteria for adequate demonstration of economic or legal extraction.
•Monazite: A phosphate mineral with a chemical composition of (Ce,La,Nd,Th) PO4. It is a naturally occurring uranium- and REE-bearing mineral.
•MT: A metric ton or tonne; one MT equals 1.102 tons.
•NdPr: Neodymium/praseodymium.
•NEPA: The United States National Environmental Policy Act of 1969, as amended.
•NOI: A Notice of Intent, filed by Energy Fuels to a regulatory agency as a part of a licensing or permitting action related to a mineral project.
•Open Pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.
•Ore: Mineral-bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. A company may only refer to Mineral Reserves (as defined in S-K 1300) as “ore.”
•Ore body: A mostly solid, fairly continuous mass of in-ground mineralization estimated to be economically mineable.
•Outcrop: That part of a geologic formation or structure that appears at the surface of the earth.
•PO: Plan of Operations for a mineral project prepared in accordance with applicable U.S. Bureau of Land Management or U.S. Forest Service regulations.
•Rare Earth Elements or REEs: a group of seventeen metallic elements consisting of the fifteen lanthanide elements along with scandium and yttrium.
•RE Carbonate: Commercially produced REE carbonate.
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
•DWQ: The Utah Division of Water Quality.
•EIA: The U.S. Energy Information Administration, a principal agency of the U.S. Federal Statistical System.
•EPA: The U.S. Environmental Protection Agency, an independent agency of the U.S. government.
•INEMA: Instituto do Meio Ambiente e Recursos Hidricos, the state environmental agency in Bahia State, Brazil.
•MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.
•NRC: The Nuclear Regulatory Commission, an independent agency of the U.S. government.
•NYSE American: The NYSE American stock exchange, a stock exchange based in New York, New York.
•OBCA: The Business Corporations Act (Ontario)
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

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of the Business
Corporate Structure
Energy Fuels Inc. is an Ontario corporation with its corporate offices located in Lakewood, Colorado (a city in the Denver metropolitan area). It was incorporated on June 24, 1987 in the Province of Alberta under the name “368408 Alberta Inc.” In October 1987, 368408 Alberta Inc. changed its name to “Trevco Oil & Gas Ltd.” In May 1990, Trevco Oil & Gas Ltd. changed its name to “Trev Corp.” In August 1994, Trev Corp. changed its name to “Orogrande Resources Inc.” In April 2001, Orogrande Resources Inc. changed its name to “Volcanic Metals Exploration Inc.” On September 2, 2005, the Company was continued under the OBCA. On March 26, 2006, Volcanic Metals Exploration Inc. acquired 100% of the outstanding shares of “Energy Fuels Resources Corporation.” On May 26, 2006, Volcanic Metals Exploration Inc. changed its name to “Energy Fuels Inc.” On November 5, 2013, the Company amended its Articles of Incorporation to consolidate its issued and outstanding, freely tradable Common Shares on the basis of one post-consolidation Common Share for every 50 pre-consolidation Common Shares.
The Company’s U.S.-based assets, which include uranium, vanadium and REE extraction, recovery, permitting, evaluation and exploration assets, are held directly and indirectly by the Company’s wholly owned subsidiaries Energy Fuels Holdings Corp. (“EF Holdings”) and Strathmore Minerals Corp. (“Strathmore”). On August 16, 2024, the Company acquired RadTran LLC (“RadTran”), a private company specializing in the separation of critical radioisotopes, to further the Company’s plans for development and production of medical isotopes used in cancer treatments. All of the Company’s U.S.-based employees are employed by its subsidiary Energy Fuels Resources (USA) Inc. (“EFUSA”), a wholly owned subsidiary of EF Holdings, which also serves as operator of all the Company’s U.S. properties.
In recent years, the Company has acquired international properties, which are expected to provide monazite feed for the White Mesa Mill in Utah.
On February 10, 2023, the Company, through its wholly owned subsidiary Energy Fuels Brazil Ltda., acquired the Bahia Project in the State of Bahia, Brazil.
On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of the Donald Project JV to jointly develop and operate the Donald Project. As of December 31, 2025, the Company owns 9.48% of the Donald Project JV.
On October 2, 2024, the Company acquired Base Resources, which owned the Kwale Project, which is now in reclamation, and the Vara Mada Project in Madagascar, which is currently in permitting and development, thereby further increasing its portfolio of HMS/monazite/REE projects to support a U.S.-controlled REE supply chain.
A diagram depicting the organizational structure of the Company and its subsidiaries, including the name, place of incorporation and proportion of ownership interest of each entity, is included as Exhibit 21.1 to this Annual Report. Energy Fuels owns a number of inactive subsidiaries that have no material assets or liabilities and that do not engage in any material business activities.
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

Business Overview
Energy Fuels produces several of the critical minerals essential to the United States (“U.S.”), energy security and other advanced technologies, including uranium, vanadium, REEs (including NdPr, Dy and Tb) and HMS (including titanium and zirconium minerals), in an effort to strengthen domestic supply chains and reduce reliance on foreign-controlled sources. The Company owns conventional uranium, uranium/vanadium and REE/HMS properties and projects in various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby. The Mill is the only licensed and operating uranium mill, and the only uranium mill capable of producing separated REEs, in the U.S. today.
The Mill is our key to building a critical minerals hub in the U.S. due to its notable ability to process uranium, vanadium, REE products, and, potentially, radioisotopes for medical applications. Uranium is the strategic fuel powering carbon-free, emission-free baseload nuclear energy, which is one of the most reliable forms of power supporting U.S. energy independence and decarbonization goals today. We produce vanadium as a co-product from certain of our uranium mines, as market conditions warrant. Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. In addition, vanadium is used in the aerospace and chemical industries and continues to see interest in energy storage technologies, including vanadium redox flow batteries. The REE products we produce are essential to manufacture permanent magnets for traction motors in electric vehicles (“EVs”), hybrid EVs, defense systems, robotics and other advanced technologies. The titanium and zirconium products derived from our HMS products are used in national security and other key industries. Titanium is used in aircraft engines and airframes, spacecraft components, medical devices and pigments, while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in a wide range of applications within the medical, aerospace and chemicals industries. The radioisotopes we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer treatments.
In addition, Energy Fuels recovers uranium from third-party sourced other uranium-bearing materials not derived from natural or native ores at its Mill, known as “Alternate Feed Materials,” thereby recycling valuable resources that would otherwise be lost to direct disposal and returning them to the fuel cycle (without the need for new mining) to support U.S. nuclear energy and national security objectives. In processing Alternate Feed Materials, the Mill also helps reduce the quantity of industry materials permanently disposed of and, by extension, the overall tailings footprint of mining and milling operations.
The Company has secured its own sources of uranium- and REE-bearing monazite sands in furtherance of a fully integrated U.S. controlled REE supply chain, which include:
•the Vara Mada Project acquired through the Company’s 100% acquisition of Base Resources on October 2, 2024, see Part I, Item 2. Description of Properties - The Vara Mada Project (formerly the Toliara Project);
•the Donald Project through the Company’s Donald Project JV, which was created on June 3, 2024 when the Company executed JV Agreements with Astron to jointly develop and operate the Donald Project JV, see Part I, Item 2. Description of Properties - The Donald Project; and
•the Bahia Project acquired in February 2023, see Part I, Item 2. Description of Properties - The Bahia Project below.
On January 20, 2026, the Company entered into a Scheme Implementation Deed to acquire 100% of the issued share capital of ASM, a leading producer of REE metals and alloys and the owner of a REE project in Australia. ASM’s Korean Metals Plant (“KMP”) is one of the few facilities outside of China currently producing REE metals and alloys, including NdPr, Dy and Tb metals and neodymium-iron-boron (“NdFeB”) and dysprosium-iron (“DyFe”) alloys. Upon closing of this transaction, which is expected as early as June 2026, the Company believes it will be the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China closing a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
Segment Information
We have three reportable segments based on our operations and the financial information regularly reviewed by our Chief Operating Decision Maker (“CODM”): (i) uranium, (ii) REE, and (iii) HMS.
The uranium segment engages in conventional and ISR uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties (Alternate Feed Materials) along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company acquires, explores, evaluates and, if warranted, permits and develops uranium properties. The Company’s final uranium product is natural uranium concentrate, or U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill within the uranium segment. In addition, within the uranium segment, the Company is exploring opportunities to separate radium-226 (“Ra-226”) and radium-228 (“Ra-228”) as a byproduct of its existing uranium and REE process streams for potential use in the production of medical isotopes for emerging TAT cancer treatments.
The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides. In 2024, Energy Fuels completed the modifications and enhancements of its infrastructure at the Mill to install the capacity to produce up to 850 to 1,000 metric tons (“tonnes”) of separated NdPr per year from monazite (the “Phase 1 Circuit”). The Company has the current capacity to produce separated REE products in its Phase 1 Circuit. The Company is planning further enhancements to expand its heavy REE production at its Phase 1 Circuit for the planned recovery of dysprosium (“Dy”), terbium (“Tb”), samarium (“Sm”), europium (“Eu”) and gadolinium (“Gd”), with the ability to separate other heavy REEs such as yttrium (“Y”) and lutetium (“Lu”) if market conditions warrant, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials. The Company also plans to expand its NdPr, Dy and Tb production recovery and potentially other REE material production recovery in the future, subject to the receipt of regulatory approvals, completion of engineering, financing and the receipt of sufficient feed materials, through the development of its proposed stand-alone phase 2 REE production circuit (the “Phase 2 Circuit”) with a total planned production recovery (from the Phase 1 Circuit and Phase 2 Circuit) of up to approximately 6,000 tonnes of NdPr, 200 tonnes of Dy and 60 tonnes of Tb per year, along with other REEs, described in more detail below, from monazite concentrates, mixed rare earth carbonates (“MREC”) or similar feed materials. The monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as its joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake, and/or other collaborations, in each case upon successful completion of development of the projects and transactions. MREC and other similar feedstock would be obtained from third-party sources, as available. The following table summarizes the expected capacity of the planned Phase 1 Circuit and Phase 2 Circuit expansions:

Phase	NdPr (tpa)	Tb (tpa)	Dy (tpa)
Phase 1: NdPr (Existing)	1,049	—	—
Phase 1: Heavies (Planned)	—	12	35
Phase 2: (Planned)	5,513	48	165
Total (Phase 1 + Phase 2)(1)	6,562	60	200
(1) Actual recoveries may differ.
The HMS segment engages in the exploration and development, and planned recovery, of HMS at the Vara Mada Project, Bahia Project and through the Company’s investment in the Donald Project JV. The HMS segment also includes the Kwale Project, which ceased mine operations on December 31, 2024 and is now in reclamation. The Company previously recovered HMS, with its stand-alone ilmenite, rutile and zircon products, which are used for the production of titanium (“TiO2”) and zirconium (“ZrO2”) by third parties, from the Kwale Project and plans to recover HMS with its ilmenite, rutile and zircon and monazite minerals from its Vara Mada Project, Bahia Project and interest in the Donald Project once all permitting and approvals are received and development is completed at those projects.
Uranium Segment
Our primary product, U3O8, is sold into the nuclear market for further processing and enrichment into nuclear fuel for the generation of carbon emission-free nuclear energy. According to the most recent data from the Nuclear Energy Institute, nuclear energy provides approximately 18% of the total electricity and nearly half of the of the clean, carbon-free electricity generated in the U.S. The Company generates uranium revenues from extracting and processing materials for the recovery of uranium (and vanadium) for our own account, as well as from purchasing and toll processing materials for others.
We are engaged in conventional and ISR uranium E&R, along with the exploration, permitting, development and evaluation of uranium properties in the U.S. We also extract and recover vanadium from certain of our uranium projects and the projects of others, as market conditions warrant. The Mill is the only conventional uranium mill, and the only uranium, vanadium and REE recovery facility, operating in the U.S. It has a licensed capacity to produce over 8 million pounds of U3O8 per year. As a part of the expanded processing capabilities at the Mill, we continue to evaluate the potential to recover radioisotopes from the Mill’s process streams needed for emerging TAT cancer treatments.
We have six long-term uranium contracts with major U.S. utilities, which include two new long-term contracts completed in Q4 2025. The Company expects to sell 740,000 to 880,000 pounds of U3O8 under these contracts during 2026, ramping up to 770,000 to 1,130,000 pounds of U3O8 sales in 2027. To deliver under these contracts, the Company continues mining at three of its conventional uranium mines: Pinyon Plain, La Sal and Pandora, located in Arizona and Utah. During the year ended

December 31, 2025, the Company mined mineralized material containing approximately 1,720,000 pounds of U3O8 from these three mines. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Guidance.
Conventional Operations
The Company conducts its conventional uranium, vanadium, and potential medical radioisotope processing and recovery activities (along with REE activities as discussed below) through the Mill located near Blanding, Utah USA, which is centrally located to conveniently and cost-effectively accept mineralized material from the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as through ore purchase or toll milling arrangements with third parties in the region, as market conditions warrant.
The Mill is licensed to process 2,000 tons of uranium ore per day and process over 8 million pounds of U3O8 per year. It is primarily a uranium recovery facility, but can also recover REEs and vanadium from various uranium ores. The Mill also recycles other uranium-bearing materials not derived from natural or native ores, known as Alternate Feed Materials, for the recovery of uranium (alone or in combination with other metals). In addition, the Mill is also evaluating the potential to recover certain radioisotopes (Ra-226 and Ra-228) from its existing process streams that can be used for TAT medical treatments.
The Mill has historically operated on a campaign basis whereby mineral processing occurs according to the availability of feedstock for the Mill, contract fulfillment obligations and/or as market conditions warrant. Over the years, Company-owned and third-party owned conventional uranium properties in Utah, Colorado, Arizona and New Mexico have been both active and on standby in response to changing market conditions.
Over the last several years, Energy Fuels has been the largest uranium producer in the U.S. During the year ended December 31, 2025, the Mill produced approximately 1,015,000 pounds of U3O8.
The Company’s principal conventional uranium properties include the following:
•the Mill, which is an operating 2,000 ton-per-day uranium, vanadium and REE processing facility located in Utah and held through the Company’s subsidiary EFR White Mesa LLC. See Part I, Item 2. The White Mesa Mill;
•the Pinyon Plain Project, which is a fully permitted and operating uranium mine. See Part I, Item 2. The Pinyon Plain Project;
•the La Sal Complex of uranium and uranium/vanadium projects (the “La Sal Project”), see Part I, Item 2. The La Sal Project and the Whirlwind uranium/vanadium project (the “Whirlwind Project”), both of which are located near the Colorado/Utah border in the four-corners area of the U.S. (the “Colorado Plateau”) and, in addition to nearby exploration properties, are held by the Company’s subsidiary EFR Colorado Plateau LLC. See Part I, Item 2. Non-Material Mineral Properties – Other Conventional Projects – Colorado Plateau;
•the Roca Honda Uranium Project (the “Roca Honda Project”), which is located near the town of Grants, New Mexico, held by the Company’s subsidiaries Strathmore Resources (US), Ltd. and Roca Honda Resources LLC. See Part I, Item 2. The Roca Honda Project;
•the Sheep Mountain Project, which is a uranium project located near Jeffrey City, Wyoming, including pit and underground components, held by the Company’s subsidiary Energy Fuels Wyoming Inc. See Part I, Item 2. The Sheep Mountain Project;
•the Bullfrog Project (the “Bullfrog Project”), which is located in south central Utah near the town of Ticaboo, held by the Company’s subsidiary EFR Henry Mountains LLC. See Part I, Item 2. The Bullfrog Project;
•the Wate Project (the “Wate Project”), which is a uranium deposit in the permitting stage; the Arizona 1 Project, which is a fully permitted uranium project on standby; and the EZ properties, which are uranium deposits in the exploration and evaluation stage (together, the “Arizona Strip Projects”). The Arizona Strip Projects are all held by the Company’s subsidiary EFR Arizona Strip LLC, with the exception of the Wate Project, which is held by the Company’s subsidiary Wate Mining Company LLC. See Part I, Item 2. Non-Material Mineral Properties – Other Conventional Uranium Projects – Arizona Strip; and
•a number of non-core uranium properties, which are held in various of the Company’s subsidiaries. See Part I, Item 2. Non-Material Mineral Properties.
The Company expects to produce uranium of 2.0 to 2.5 million pounds of contained U3O8 from its three (3) conventional uranium mines in 2026: Pinyon Plain, La Sal and Pandora, located in Arizona and Utah.
Additionally, the Company is preparing one additional conventional mine in Colorado (Whirlwind) for expected production within one year from a “go” decision and is advancing several other large-scale U.S. mine projects in order to increase uranium production in the coming years in response to potentially strong uranium market conditions. With strong market conditions, the

Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to approximately 600,000 pounds per year as early as 2027. In 2026, the Company plans to continue to advance permitting and development on the Roca Honda and Bullfrog projects, which together with the Company’s Sheep Mountain Project, could expand the Company’s uranium production by over five million pounds of U3O8 per year in the coming years, as market conditions warrant. The Company may also purchase ore from third-party conventional miners, which could further increase the Company’s uranium production profile, as market conditions warrant. As the Company continues increasing its uranium production, it can rely on its uranium inventories and potential purchases of U.S. origin uranium on the spot market to supplement its uranium production if necessary to fulfill contract requirements.
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
The Company expects to selectively sell its vanadium pentoxide (“V2O5”) inventory (approximately 905,000 pounds as of December 31, 2025) on the spot market, as market conditions warrant, but will otherwise continue to maintain it in inventory. While the Company is able to produce vanadium, no vanadium production is currently planned for 2026, though the Company continually monitors its inventory and vanadium markets to guide future potential vanadium production and recovery.
ISR Operations
The Company conducts its ISR activities through its Nichols Ranch Project in northeast Wyoming.
The Nichols Ranch Project includes: (i) a licensed and operating ISR processing facility (the “Nichols Ranch Plant”); (ii) licensed and operating ISR wellfields (the “Nichols Ranch Wellfields”); (iii) additional licensed ISR wellfields planned for future production (the “Jane Dough Property”); and (iv) a licensed satellite ISR uranium project (the “Hank Project”), which, if and when put into production, would include an ISR satellite processing plant (the “Hank Satellite Plant”) that, when constructed, would produce loaded-resin and associated planned wellfields (together, the “Hank Property”). The Company also owns the West North Butte property (the “West North Butte Property”) and the North Rolling Pin property (the “North Rolling Pin Property”), as well as an 81% interest in the Arkose Mining Venture (the “Arkose Mining Venture”), which is a joint venture of Wyoming ISR properties, with the other 19% held by United Nuclear, LLC. See Part I, Item 2. The Nichols Ranch ISR Project.
The Nichols Ranch Project is an ISR facility with production currently on standby. Nichols Ranch recovers uranium through a series of injection and recovery wells. ISR recovers uranium by fortifying groundwater with oxygen and sodium bicarbonate, which dissolves uranium within a deposit. The uranium-bearing groundwater is then collected in a series of recovery wells and pumped to the Nichols Ranch Plant where the uranium is extracted from the water. The Nichols Ranch Plant creates a yellowcake slurry that is transported by truck to the Mill, where it is dried and packaged into drums that are shipped to uranium conversion facilities. The Nichols Ranch Project is expected to ramp back up to commercial production levels with limited required capital within approximately twelve months of a decision to recommence production. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production. See Part II, Item 7. ISR Uranium Extraction and Recovery Activities.
Mineral Exploration
Energy Fuels holds a number of exploration properties in the Colorado Plateau, Arizona Strip and Powder River Basin Districts. See Part I, Item 2. Non-Material Mineral Properties.
In 2025, the Company conducted delineation drilling at the Nichols Ranch Project to plan out future wellfields so as to be ready for potential recommencement of production in the future. See Part I, Item 2. The Nichols Ranch Project - The Company’s Planned Work.
The Company plans to continue delineation drilling of the high-grade Juniper Zone at the Company’s Pinyon Plain Project in 2026. See Part I, Item 2. The Pinyon Plain Project - The Company’s Planned Work.
Recovering Medical Isotopes for Advanced TAT Cancer Treatments
TAT is a method of targeted radionuclide therapy for various cancers now in development. It employs radioactive elements, which undergo alpha decay to treat diseased tissue at close proximity. It has the potential to provide highly targeted treatment, including microscopic tumor cells. As in diagnostic nuclear medicine, appropriate alpha-emitting radionuclides can be chemically bound to a targeting biomolecule, such as a peptide, which carries the combined radiopharmaceutical to a specific treatment point (the cancerous cells). During the last decade, radiolabeled peptides that bind to different receptors on the tumors have been investigated as potential therapeutic agents both in preclinical and clinical settings. Peptides, such as octreotide, alpha-melanocyte-stimulating hormone analogues, arginine-glycine-aspartic acid-containing peptides, bombesin derivatives and others may all be feasible for use with alpha-emitters.
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
Though many alpha emitters exist, useful isotopes need to have sufficient energy to cause damage to cancer cells, while at the same time have a half-life that is long enough to provide a therapeutic dose without remaining long enough to damage surrounding healthy tissue. Clinically effective alpha particle-emitting isotopes for cancer therapy should therefore have a relatively short half-life, which will limit long-term radiation exposure and allow for the production, preparation, and administration of these isotopes for clinical use and application. Radium 223 dichloride is the first-in-class, commercially available TAT approved for the treatment of patients with metastatic castration-resistant prostate cancer with bone metastases. Given the established overall survival benefit conferred by radium 223 for patients with metastatic castration-resistant prostate cancer, several other TATs are being investigated in clinical trials across many tumor types.
Beginning in July 2021, Energy Fuels and RadTran worked under a Strategic Alliance Agreement to evaluate the feasibility of recovering Ra-226 and Ra-228 from existing uranium process streams at the Mill. On August 16, 2024, the Company acquired RadTran to further the development and production of medical isotopes used in cancer treatments. This strategic acquisition is expected to enhance Energy Fuels’ planned capabilities to address the global shortage of these essential isotopes used in emerging TAT cancer treatments. See Note 3 – Transactions to the consolidated financial statements for more information.
Assuming the Company is able to successfully develop its TAT program, as planned, recovered Ra-226 and Ra-228 would be made available to the pharmaceutical industry and others to enable the production of Ac-225, Pb-212 and potentially other leading medically attractive TAT isotopes. These isotopes are critical components in the development of TAT, which offer promising new treatments for various cancers. The global shortage of Ra-226 and Ra-228 currently presents a significant barrier to the advancement and commercialization of these therapies.
Energy Fuels received regulatory approval and licensing in 2023 for the concentration of R&D quantities of Ra-226 at the Mill and is currently completing test work and engineering on its R&D pilot facility for Ra-226 production. During 2026, Energy Fuels plans to continue test work and design and to commission and begin operating a pilot facility to produce R&D quantities of Ra-226 for testing by end-users of the product. Upon successful production of R&D quantities of Ra-226, Energy Fuels plans to develop capabilities at the Mill for the commercial-scale production of Ra-226 and potentially Ra-228 by as early as 2028, conditional on completion of engineering design, securing sufficient offtake agreements for final radium production and receipt of all required regulatory approvals. The Company’s current R&D activities are being conducted using existing Mill facilities without the need for capital improvements of material significance. Capital development for future commercial production capabilities, upon successful production at the R&D level, would be expected to be supported by future offtake agreements for radium production.
There are a number of risks inherent to the Company’s isotope activities. See Part I, Item 1A. Risk Factors.
Rare Earth Elements Segment
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including, EVs, hybrid EVs, robotics, advanced wind turbines, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. See The Rare Earth Element Market below.
Current Capabilities — Existing Phase 1 Circuit
In 2020 it was apparent that China controlled REE production worldwide and that there was a need to develop an ex-China REE supply chain, from mines to magnets. The Company realized at that time that most REEs are associated with uranium and other radionuclides in nature and that the Mill had the licensing and protections in place to process uranium-bearing REE ores at the Mill for the recovery of uranium and REEs the Mill had the licensed capability to process monazite sands for the recovery of uranium and REEs, and that the Mill could be a key link in an ex-China REE supply chain. The Mill had over 40 years of experience with solvent extraction (“SX”) recovery of uranium and vanadium, which is the primary method of separating REEs used in Chins and elsewhere in the world, and the Mill has had over 30 years of experience recovery uranium, along with other metals, from various different types of feed materials through its Alternate Feed Materials program.
As a first step in developing such an ex-China REE supply chain, the Company focused primarily on monazite concentrates as the best source of REE-bearing ores for processing at the Mill, for several important reasons: first, monazite sands naturally contain higher concentrations of “heavy” REEs, including dysprosium (“Dy”) and terbium (“Tb”), versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. These REEs are used in the powerful neodymium-iron-boron (“NdFeB”) magnets that power the most efficient EVs and hybrid EVs, along with uses in other clean energy and defense technologies. Second, the uranium concentration contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits and can be recovered at the Mill. Third, because monazite contains uranium and other radionuclides, which require special licensing in most western jurisdictions in order to process, few facilities outside of China have the capability to process monazite for the recovery of REEs and uranium. Fourth, monazite is a byproduct of heavy mineral sands operations, so generally has minimal incremental cost of mining, and in recent decades had been considered to be a waste product due to the inability of HMS miners to handle the uranium and other radionuclide content in the monazite. This meant that monazite sources should be available for processing at the Mill. Fifth, the Mill is fully licensed, with state-of-the-art protections to be able to safely process monazite for the recovery of uranium and REEs, to the highest world standards of protection of the environment, health and safety, so, while considered a nuisance to HMS miners, the monazite could be handled safely at the Mill for the recovery of valuable REEs, along with the contained uranium. Finally, as a result of these factors, the ability to process monazite at the Mill, which is a rich REE ore, under existing licensing, with minor capital modifications, places the Mill in a competitive advantage compared to most if not all western REE producers.
As a result, between 2021 and 2023, the Company reconfigured its existing uranium production circuits to be able to crack and leach monazite for the recovery of uranium, which was sold into the U.S. nuclear fuel cycle, and the recovery of MREC from monazite sands at the Mill. The MREC was then sold to Neo Performance Materials (“Neo”) for commercial separation by Neo into NdPr oxide and a mixed heavy rare earth carbonate at its REE separation facility in Silmet Estonia. This marked the first processing of monazite sands for the recovery of a commercial REE product in the U.S. in many years.
Following its success in producing commercial grade MREC at the Mill and to further its REE initiatives, in late 2023 and early 2024, the Company constructed enhancements and modifications to its existing SX circuits at the Mill for commercial separation of NdPr at the Mill, while at the same time producing a “heavy” (Sm+) RE Concentrate. As the Mill has been using SX to produce uranium and vanadium since 1980, the Mill was able to leverage its over 40 years of experience with SX to separate REEs commercially at the Mill. The Company completed these modifications in late Q1 2024, fully commissioned the project in Q2 2024 and completed its initial run of separated NdPr commercial production in Q3 2024 under budget, with minimal capital expenditures, and ahead of schedule (the modifications made to the Mill leach circuits to crack and leach monazite together with the modifications to the Mill’s SX circuits to separate NdPr are referred to as the “Phase 1 Circuit.” The Phase 1 Circuit has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Although the modifications to the Mill’s SX circuit comprised in the Phase 1 Circuit are stand-alone and dedicated to REE production and do not interfere with the Mill’s uranium and vanadium production, the Phase 1 Circuit’s crack and leach circuit shares certain circuits with the Mill’s uranium production and as a result, Phase 1 Circuit REE production and conventional uranium production cannot be run at the same time, as the Phase 1 Circuit is currently configured. It is therefore necessary at this time to switch back and forth between conventional uranium and uranium/vanadium production and Phase 1 Circuit REE production from monazite sands, which can be done with minimal cost.
With the commissioning of the Phase 1 Circuit, the Mill produces separated NdPr and a Sm+ mixed RE concentrate that contains only the heavy REEs (including Dy and Tb). With the commissioning of the Phase 1 Circuit and the planned development of the Phase 2 Circuit, the Company does not intend to continue production of an MREC that contains both light and heavy REEs. The Phase 1 Circuit as currently configured would allow for the processing of the first phase of the Donald Project monazite production, once that project is developed, for the recovery and separation of NdPr and an Sm+ mixed RE concentrate which could be sold on the market or stockpiled for separation of the heavies upon completion of later phases of the Phase 1 Circuit and/or the planned Phase 2 Circuit at the Mill.
A portion of the Company’s NdPr produced at its Phase 1 Circuit to date, has been manufactured into commercial-scale rare earth permanent magnets (“REPMs”) by South Korea's largest manufacturer of drive unit motor cores and has passed all quality assurance and quality control (“QA/QC”) benchmarks for use in EV drive unit motors sold to major automotive manufacturers. This included the successful manufacture of Energy Fuels’ NdPr oxide into NdPr metal, NdFeB alloy sintered blocks (45H grade), and high-performance, high-temperature NdFeB REPMs.
In addition to its commercial separation of NdPr, the Mill has produced pilot-scale quantities of Dy in 2025 and is in the process of producing its first pilot-scale quantities of Tb, from its Phase 1 Circuit. The Company’s 99.9% purity of Dy oxide produced at the Mill has also passed initial purity and QA/QC processes of a major South Korean permanent magnet manufacturer and Korean OEM.
Planned Expansion of Phase 1 Circuit
The Company is planning further enhancements to expands its heavy REE production at its Phase 1 Circuit for the planned commercial-level recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant. Subject to receipt of all required regulatory approvals, financing, the successful development of these enhancements and the receipt of sufficient quantities of monazite sand feedstock, the expanded Phase 1 Circuit is expected to be operational in 2027 with planned production recovery of up to approximately 35 tonnes of Dy, 12 tonnes of Tb per year and potentially other heavy REEs, in addition to the 850 – 1,000 tonnes of NdPr, from processing up to approximately 10,000 tonnes of monazite per year. The Company had previously announced its intention to start commercial production of Dy and Tb by the end of 2026, but has changed those plans in order to expand the enhancements to the Mill’s Phase 1 Circuit to allow for the additional production of Sm, Eu and Gd and to provide the ability to separate other heavy REEs in the 2027 time frame.
At the same time as these enhancements are being made to the Phase 1 Circuit, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing MREC or similar intermediary REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals, financing and the successful development of these further enhancements. As MREC or similar intermediary REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits it is expected that such products could be separated into NdPr and heavy REEs separately from uranium production, thereby allowing such feedstocks to be separated into REE oxides through the Phase 1 Circuit’s SX circuits without interfering with normal Mill conventional uranium ore processing, which could be run simultaneously with the separation of such feedstocks. These enhancements are expected to be made and the Phase 1 Circuit operational to accept MREC and similar intermediary REE products in 2027.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Dy and Tb production capability and potentially other REE material production capability through the development of its stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials.
In January 2026, the Company announced the results of a new AACE International Class 3 Bankable Feasibility Study (“BFS”) evaluating the planned Phase 2 Circuit expansion of REE processing capabilities at the Mill. The BFS evaluated the construction of a Phase 2 Circuit designed to materially expand the Mill’s ability to process monazite and other REE-bearing feedstocks into separated REE oxides. Upon commissioning, the Phase 2 Circuit is expected to increase the Mill’s REE oxide production capacity from approximately 850 to 1,000 tpa of NdPr oxide from the Phase 1 Circuit, to over 6,000 tpa of NdPr oxide, along with approximately 60 tpa of Tb and 200 tpa of Dy oxides from the combined Phase 1 Circuit and Phase 2 Circuit. This would provide the capability to produce sufficient NdPr up to approximately 7.0 million EVs/hybrid EVs per year. The Phase 2 Circuit would also add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which would allow the Phase 2 Circuit to be run completely independent of (and simultaneously with) the Mill’s conventional uranium and uranium/vanadium production.
The BFS estimates initial capital costs of approximately $410.0 million and indicates attractive projected economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. The Phase 2 Circuit expansion is intended to position the Company as a leading domestic processor of both light and heavy REE oxides, supporting the restoration of a secure U.S.-based REE supply chain. The BFS assumes feedstock supply from the Company’s existing HMS and monazite projects, as well as third-party sources including MREC and similar feedstocks, subject to permitting, development and market conditions.
The Company expects to complete Phase 2 in late 2028 or early 2029, subject to licensing, financing, and receipt of sufficient feedstock.
Feed Sources

The Company has focused primarily on monazite, as it has superior concentrations of the four critical “magnet” REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. Monazite concentrates naturally contain higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. These REEs are used in the powerful NdFeB magnets that power the most efficient EVs and hybrid EVs, robotics, along with uses in other clean energy and defense technologies. The uranium contained in the monazite is generally comparable to typical Colorado Plateau uranium deposits and will also be recovered at the Mill.
The monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as the Company’s joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake (like the Company’s current arrangement with The Chemours Company), and/or other collaborations, in each case upon successful completion of development of the projects and transactions.
As mentioned above, the Company plans to expand its capability to accept uranium and REE-bearing MREC and other similar feedstock from third-party sources, as available. This will provide more flexibility to receive other types of feedstocks and to utilize the Phase 1 Circuit for REE production without interfering with conventional uranium and uranium/vanadium production at the Mill. To the extent this MREC and similar feedstock originates from the cracking and leaching of monazite sands at other facilities, the MREC will contain similar favorable distributions of heavy REEs as monazite sands themselves.
Planned Expansion into REE Metals and Alloys
The Company plans to expand its REE production to include metals and alloys.
To this end, on January 20, 2026, the Company entered into a Scheme Implementation Deed to acquire 100% of the issued share capital of ASM, a leading producer of REE metals and alloys and the owner of an REE project in Australia. ASM’s Korean Metals Plant (“KMP”) is one of the few facilities outside of China currently producing REE metals and alloys, including NdPr, Dy and Tb metals and NdFeB, dysprosium-iron (“DyFe”) alloys and developing production of ferro-dysprosium (“FeDy”). Upon closing of this transaction, which is expected as early as June 2026, the Company believes it will be the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China closing a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
See also The Rare Earth Element Market below for further details on the REE market and Part II, Item 7. Rare Earth Sales and Rare Earth Element Initiatives for further details on the above-referenced REE developments.
There are a number of risks inherent to the Company’s REE activities. See Part I, Item 1A. Risk Factors.
Heavy Mineral Sands Segment
HMS are typically old beach or dunal sands that contain concentrations of important titanium minerals (including rutile and ilmenite), zirconium minerals (zircon) and REE minerals (including monazite and xenotime). These minerals are physically heavy, therefore they are called ‘heavy minerals.’
Titanium and zirconium produced from HMS minerals can be used for a variety of industrial purposes and are found in a range of everyday consumer goods, such as pigment for paint, paper and plastics, as well as toothpaste, sun cream and homewares, such as ceramics. Monazite is a rich source of REEs prized for their use in REPMs, used in EV and hybrid EV traction motors, advanced robotics, defense technologies and direct drive wind turbines.
Because of their widespread use in industrial and consumer goods, demand for HMS minerals is strongly linked to global gross domestic product (“GDP”) growth and, in the case of monazite, the world’s green energy transition and deployment of advanced technologies. New housing construction, health of emerging economies, and the seasonal northern hemisphere painting season (dry and warm months) are all key drivers of demand for HMS minerals.
Since 2021, the Company has been purchasing monazite from The Chemours Company’s HMS operations in Florida and Georgia, USA, which it has used for the commercial production of RE Carbonate and separated NdPr, pilot-scale quantities of Dy and expected pilot-scale quantities of Tb in the near future, at the Mill.
As part of its strategy to procure monazite, the Company acquired the Vara Mada Project in Madagascar through its acquisition of Base Resources in 2024 and the acquisition of the Bahia Project in Brazil in 2023, and entered into a joint venture interest in the Donald Project in Australia in 2024, each of which the Company believes holds significant quantities of HMS, including monazite. As part of the Company’s acquisition of Base Resources, the Company also acquired the Kwale Project in Kenya, which ceased production at the end of 2024 and is currently in reclamation.
The Vara Mada Project
The Vara Mada Project is an HMS and REE project located in southwestern Madagascar that is in the permitting and development phase. The Ranobe deposit, which forms the basis of the Vara Mada Project, is located some 18 km inland and 45 km north of the regional port town of Toliara, approximately 640 km southwest of Antananarivo, the capital of Madagascar. The Company is currently working with the Government of Madagascar to set certain fiscal and other terms applicable to the Vara Mada Project through an enforceable investment agreement, amendments to existing laws, or other mechanisms as appropriate, including terms clarifying the process for adding monazite to the exploitation permit. The Company is also progressing towards a final investment decision (“FID”), which is largely dependent upon:
•completion of certain land acquisitions;
•completion of Environmental and Social Impact Assessment updates, including collection of additional baseline data and completion of additional baseline studies;
•obtaining certain permit and permit update approvals;
•finalization of funding arrangements;
•the addition of monazite as a mineral for exploitation in the existing mineral exploitation permit (which currently permits the exploitation of ilmenite, rutile and zircon), Permis D'Exploitation 37242;
•the formalization of fiscal and stability terms with the Government of Madagascar; and
•completion of offtake agreements and major construction contracts.
The Company updated the 2021 Australian Joint Ore Reserves Committee (“JORC”)-compliant Toliara Definitive Feasibility Study (“DFS”) and 2024 JORC-compliant Toliara Pre-feasibility Study (“PFS”) into a combined S-K 1300 and NI 43-101-compliant FS, which was completed and filed as Exhibit 99.1 to our Form 8-K on January 13, 2026. See Part I, Item 2. The Vara Mada Project (formerly the Toliara Project).
The Donald Project
The Donald Project is an HMS and REE project in the pre-development phase located in the Wimmera region of Victoria, Australia. It is located approximately 300 km northwest of Melbourne. The Company has the right to earn up to a 49% interest in a joint venture on the project by investing AUD$183.00 million in the project and issuing $17.50 million in shares. As of December 31, 2025, the Company has earned a 9.48% interest in the joint venture. Under the JV agreement, the Company has the right to offtake all monazite and xenotime from the project.
The Company is currently funding a pre-FID budget to move the Donald Project to a FID. All material permits required to commence development activities have been received. The Company updated the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, which was furnished through a Form 8-K filing on February 26, 2026, and which is incorporated into this Form 10-K by reference as Exhibit 96.8. Remaining pre-FID work includes entering into suitable offtake agreements for the JV products and for the downstream REE products to be produced by the Company from the monazite/xenotime it expects to receive from the project, arranging financing for the project and maintaining crews and advancing certain development activities pending a positive FID. The Company plans to spend approximately AUD$22.3 million (approximately $14.9 million at December 31, 2025 exchange rates) for Pre-FID activities in 2026. A FID is expected as early as Q1 2026. See Part I, Item 2. The Donald Project.
The Bahia Project
The Bahia Project is an HMS and REE project in the exploration/permitting phase comprised of 19 HMS concessions covering 41,951 acres or 65.5 square miles located in Brazil. The Company recommenced its drilling program in December 2025 following issuance of an exploration license from the state environmental agency in Bahia State (INEMA, see Glossary of Regulatory Agencies and Exchanges). During 2026, the Company expects to drill the southern half of the Bahia Project using both its own sonic drill rig, and a contract hollow stem auger rig. See Part I, Item 2. The Bahia Project - The Company’s Planned Work.
The Kwale Project
The Company also acquired the Kwale Project as part of its acquisition of Base Resources. Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 following depletion of the remaining ore reserves. Processing activities concluded in early January 2025, and the sale of all remaining product stockpiles was completed in April 2025.

Reclamation has been ongoing throughout the life of the Kwale Project. As of December 31, 2025, all disturbed areas had been reclaimed, with the exception of the processing facility platform. Monitoring of these areas will continue until the National Environment Management Authority (“NEMA”) signs-off the areas as rehabilitated and they are relinquished to the Government of Kenya. The processing plant is being dismantled and reclamation of the site is expected to be completed in 2026. Reclamation of the tailings storage facility onsite is also complete, with the planting of over 250,000 water hungry eucalyptus trees. Ongoing post-closure monitoring is expected to be maintained until 2038 when the desired average moisture content is expected to be attained. See Part I, Item 2. Non-Material Mineral Properties – Kwale Project.
Mineral Exploration
As described above, the Company restarted its drilling program at the Bahia Project in Q4 2025 with the goal of compiling sufficient data and information to declare an S-K 1300-compliant Initial Assessment and NI 43-101-compliant technical report in 2026. See Part I, Item 2. The Bahia Project - The Company’s Planned Work.
The monazite concentrates produced from the Vara Mada, Donald and Bahia Projects are expected to be shipped to the Company’s White Mesa Mill in Utah for processing into separated REE products.
All margins associated with monazite/xenotime production and sales, including margins from the production and sale of REE products produced from such monazite/xenotime production, are expected to be accounted for as part of the Company’s REE segment, not its HMS segment.
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. Through December 31, 2025, the Foundation has awarded 45 grants totaling $0.79 million, of which $0.29 million was committed to Native American initiatives. The Foundation’s website address is: https://sanjuancountycleanenergy.org/. The Foundation’s website and the contents thereof should not be considered incorporated by reference into this Annual Report.
Material Transactions and Corporate Developments
Agreement with Navajo Nation
On January 29, 2025, the Company and the Navajo Nation, the largest indigenous tribe in the U.S., jointly announced the signing of a landmark agreement governing the transport of uranium ore along federal and state highways crossing the Navajo Nation. Following this announcement, ore transport from Energy Fuels' Pinyon Plain Mine to the Company's White Mesa Mill, which had been voluntarily suspended by the Company since mid-2024, resumed in February 2025.
Under the agreement, Energy Fuels agreed to add additional protections and accommodations over and above the existing, strict U.S. Department of Transportation (“USDOT”) requirements to reassure the Navajo Nation that uranium ore transportation through the Navajo Nation will be done safely and respectfully. Additionally, the Company committed to accepting and transporting, at no cost to the Nation, up to 10,000 tons of uranium-bearing cleanup materials from abandoned uranium mines within the Navajo Nation. The Company also committed to make further contributions to support the Nation's transportation safety programs, education, the environment, public health and welfare, and local economic development on the Navajo Nation relating to uranium matters.
The Company is proud to be a part of this historic agreement with the Navajo Nation, which also covers ore transport from the Roca Honda mine upon development of that mine.
Uranium Production
The Company produces uranium from its Pinyon Plain Project and its La Sal and Pandora mines (the latter two of which comprise portions of the La Sal Project). During the year ended December 31, 2025, the Company mined approximately 1,720,000 pounds of U3O8 from these mines, which was processed into finished U3O8 at the Mill or contained in uranium mineralized material inventory stockpiles at the mines and Mill. In addition, during the year ended December 31, 2025, the Company processed approximately 1,015,000 pounds of finished U3O8 from mined mineralized material, stockpiled mineralized material and Alternate Feed Materials at the Mill.
Vara Mada Project
The Vara Mada Project offers ilmenite, rutile and zircon production capability, and also contains large quantities of monazite, which, upon development, would be shipped to the Mill for the recovery of REEs and uranium. Although the Vara Mada Project holds a mining permit that allows production of ilmenite, rutile and zircon, development at the Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Project.
The Government lifted the suspension in November 2024 shortly after the Company acquired the Project. The lifting of the suspension by the Malagasy Government was a very significant step in the development of the Project as it reauthorized the Company to re-commence development and other technical activities on the ground after a five-year hiatus.
On December 5, 2024, the Company and the Government entered into a Memorandum of Understanding (“Madagascar MOU”) outlining key fiscal terms applicable to the Project, including development, community, and social project funding, subject to final agreement on long-term fiscal and stability arrangements, along with the addition of monazite to the existing mining permit. In the MOU, the Company and the Government agreed to implement a “Stability Mechanism” consisting of one or a combination of the following: (a) submission of an investment agreement to the Madagascar Parliament for approval as law and certification of the Vara Mada Project (“Project Certification”) under existing law establishing a special regime for large-scale investments in the Malagasy mining sector (the “LGIM”); (b) promulgation of amendments and revisions to the existing LGIM (the “LGIM Amendment”) in a form that provides the necessary certainty of financial and legal terms, and reasonable financial, operational and legal requirements for large-scale projects, together with Project Certification under the amended LGIM and, if reasonably required, an investment agreement for submission to Parliament for approval as law; and/or (c) another agreed-upon mechanism that achieves the necessary certainty of financial and legal terms and reasonable financial, operational and legal requirements applicable to large-scale mining projects.
Consistent with the MOU, the Company and the Government have been negotiating the terms of an investment agreement to be submitted to the Madagascar Parliament for approval and promulgation as a law. The investment agreement is intended to provide the key pillars for a bankable large-scale project, including mechanisms for ensuring long-term legal and fiscal stability, select tax and customs benefits, adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. While recent discussions have focused on an investment agreement as the Stability Mechanism, it is possible that other means of achieving stability will be considered and/or pursued as discussions progress.
The Company has also been focusing on re-establishing critical programs supporting the Project, including re-establishing meaningful community engagement and social programs aimed at securing a firm social license to operate to support safe, secure and reliable surface access to collect baseline, technical and other data necessary to update permit conditions, as well as performing additional mine planning and engineering work, expanding the critical mineral resource base, and progressing other activities necessary to progress the Project and achieve a positive FID.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and, on October 28, 2025, a new cabinet was announced. Energy Fuels is working with the new administration to reaffirm the previously negotiated concepts with the prior administration, which had substantially finalized the core Investment Agreement terms. The Company continues constructive engagement with the new administration, with the highest levels of government in the new administration having expressed support for Vara Mada and the Investment Agreement mechanism for achieving stability.
The Company updated the 2021 JORC-compliant Toliara DFS and 2024 JORC-compliant Toliara PFS into a combined S-K 1300 and NI 43-101-compliant FS, which was completed and filed as Exhibit 99.1 to our Form 8-K on January 13, 2026. See Part I, Item 2. The Vara Mada Project (formerly the Toliara Project).
At this time, it is too early to determine whether and to what extent these recent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. If a Stability Mechanism and necessary approvals to support the Vara Mada Project are not obtained, or are obtained on terms less favorable than expected, this could delay any FID in relation to the Project or prevent or otherwise have a significant effect on the development of the Project or the Company’s ability to recover monazite from the Project. See Part I, Item 2. The Vara Mada Project (formerly the Toliara Project).
Joint Venture with Astron on the Donald Project
The Company entered into a joint venture agreement with Astron to jointly develop and operate the Donald Project in Australia, which is a well-known HMS and REE deposit that the Company expects will provide a near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. Under the JV Agreement, the Company has the right to earn up to a 49% interest in the Donald Project JV. As of December 31, 2025, the Company had earned a 9.48% interest in the joint venture. See Note 3 – Transactions for more information.
In June 2025, the Government of Victoria, Australia approved a Mine Work Plan for the construction and operation of the Donald Project within its mining license (the “Work Plan”). This was the final major regulatory approval required to construct and operate the Donald Project. It enables the finalization of critical activities, including arrangements for debt and equity financing, before a FID can be made. The Donald Project has all licenses and permits in place for ilmenite, rutile, zircon production and monazite. See Part I, Item 2. The Donald Project.
The Company updated the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, which was furnished through a Form 8-K filing on February 26, 2026, and which is incorporated into this Form 10-K by reference as Exhibit 96.8. See Part I, Item 2. The Donald Project.
Phase 2 Circuit Bankable Feasibility Study
On January 15, 2026, the Company released the results of a new BFS for its planned Phase 2 Circuit expansion of REE processing at the Mill. The BFS confirmed the expansion’s strong economics, competitive cost structure and ability to supply a significant share of U.S. REE demand. The Mill’s currently installed Phase 1 Circuit has the capacity to process approximately 850 to 1,000 tonnes per annum (“tpa”) of separated NdPr. The proposed Phase 2 Circuit will increase total production capability (the combined Phase 1 Circuit and Phase 2 Circuit) to over 6,000 tpa of NdPr, along with approximately 60 tpa of Tb and 200 tpa of Dy. According to the BFS, the initial Phase 2 Circuit capital costs are expected to total approximately $410 million.
Regulatory approval for the Phase 2 Circuit is expected by mid-2027, allowing planned construction and commissioning of the Phase 2 Circuit by Q1 2029, which is on schedule to accommodate expected monazite deliveries from the Company’s Vara Mada Project (expected as early as Q1 2029, subject to completion of permitting, the receipt of all necessary Government of Madagascar approvals, and a positive FID) and Bahia Project (expected in 2030, subject to completion of permitting and a positive FID), in each case subject to the successful development and commissioning of those Projects. Monazite from the permitted Donald Project (expected as early as Q1 2028) could be processed through the existing Phase 1 Circuit and/or stockpiled for processing through the Phase 2 Circuit when developed and operational.
Sales
For the year ended December 31, 2025, the Company sold 650,000 pounds of U3O8 to a diversified group of nuclear utilities and intermediaries in the U.S. and internationally under its long-term contract portfolio and on the spot market for total revenue of $48.23 million at a weighted average sales price of $74.21 per pound. These sales were split across our long-term contracts and the spot market as follows:
•Spot market sales: The Company sold 350,000 pounds of U3O8 on the spot market for revenue of $26.92 million at a weighted average realized price of $76.90 per pound.
•Long-term contract sales: The Company sold 300,000 pounds of U3O8 under its long-term contracts for proceeds of $21.32 million at a weighted average realized price of $71.06 per pound.
During the year ended December 31, 2025, the Company sold the final HMS products from the Kwale Project, which ceased mining activities on December 31, 2024 and is now in reclamation. HMS sales during the year ended December 31, 2025 consisted of 12,852 tonnes of ilmenite, 7,038 tonnes of rutile and 1,429 tonnes of zircon and low-grade products for total revenues of $15.82 million.
Entering into Scheme Implementation Deed with Australian Strategic Materials
As discussed above, on January 20, 2026, the Company entered into a Scheme Implementation Deed to acquire 100% of the issued share capital of ASM, a leading producer of REE metals and alloys and the owner of an REE project in Australia. ASM’s KMP is one of the few facilities outside of China currently producing REE metals and alloys, including NdPr, Dy and Tb metals and NdFeB alloys. Upon successful closing of this transaction, which is expected as early as June 2026, the Company believes it will be the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China closing a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies. See Part II, Item 7, Proposed Acquisition of Australia Strategic Materials Limited and Note 21 - Subsequent Events for more information.
Directors
Effective October 15, 2025, longtime director Robert W. Kirkwood stepped down from his position with the Company, for personal reasons. Mr. Kirkwood served on the Board of Directors of Energy Fuels (the “Board”) for over eight years, during which time he served in a number of capacities, including as Chair of the Compensation Committee.
Effective October 29, 2025, director Ivy V. Estabrooke stepped down from her position with the Company, for personal reasons. Ms. Estabrooke served on the Board for nearly four years.
Company Strategy
We are now, or intending to, engage in the following activities in 2026:
•Work towards the completion of our proposed acquisition of ASM, subject to receipt of ASM shareholder, court and regulatory approvals, which is expected as early as June 2026, and which would make the Company a fully integrated REE “mine-to-metal and alloy” producer outside of China, thereby providing the Company with the potential for additional cashflow, margin, and product line offerings in REE metals and alloys;
•Continue mining at our Pinyon Plain, La Sal and Pandora mines, collectively mining approximately 2,000,000 to 2,500,000 pounds of contained U3O8, depending on mining rates, contract requirements and market conditions. Mined uranium-bearing mineralized material is expected to be stockpiled at the mines and Mill for processing in 2026 or at a future date, subject to market conditions, contract requirements and the Mill’s schedule. As the Company currently has sufficient finished U3O8 inventory to meet its 2026 contract delivery requirements and may elect not to sell uranium into the spot market at current prices, the Company may decide to defer processing all or a portion of such stockpiled uranium mineralized material inventories until a later date, thereby freeing up Mill capacity for an REE processing run or other uses during the second half of 2026. Stockpiled mineralized material available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on favorable terms rather than having to accept contracts at current prices when the fundamentals suggest higher expected future prices;
•the Company expects to process between 1,500,000 and 2,500,000 pounds of finished U3O8 during 2026 from existing mined conventional mineralized material, conventional mineralized material inventories and Alternate Feed Materials;
•the Company expects to sell between 1,500,000 and 2,000,000 pounds of uranium during 2026 under the Company’s existing long-term contracts with utilities and on the spot market, subject to market conditions;
•Continue performing exploration activities at the Nichols Ranch Project to increase our uranium resource base;
•Prepare two additional uranium mines (Nichols Ranch and Whirlwind Projects) to be ready to resume mining within 12 months of a “go” decision, though the exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or procurement of additional long-term contracts;
•Continue advancing each of the Donald and Vara Mada Projects to a positive FID expected as early as Q1 2026 and 2027, respectively, including seeking to secure financing for those projects;
•Drill the southern half of the Bahia Project with the goal of compiling enough data and information to declare an S-K 1300 compliant Initial Assessment and NI 43-101 compliant technical report by the end of 2026 while advancing permitting efforts at the Project to include baseline and other necessary studies;
•Advance the Company’s plans to expand its heavy REE production at its Phase 1 Circuit for the commercial-level recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant;
•Advance the Company’s plans to allow for the processing of uranium- and REE-bearing MREC or similar intermediary REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals, financing and the successful development of these further enhancements;
•Advance the permitting and design of the proposed Phase 2 Circuit REE expansion at the Mill to enable the total production (from the Phase 1 Circuit and Phase 2 Circuit) of up to 6,000 tonnes of separated NdPr, along with separated Dy, Tb and other REE materials, and seek to secure financing for the Phase 2 Circuit;
•Continue to pursue additional Alternate Feed Materials, third-party processing, ore purchases and other sources of feed for the Mill (including potential material recovered from AUM and other land cleanup work) and, when market conditions warrant, pursue the recovery of uranium and/or vanadium dissolved in the Mill’s tailings pond solutions;

•Continue to maintain selected projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant;
•Advance permitting and evaluation activities for the Roca Honda and Bullfrog Projects; and
•Continue to evaluate the potential for recovering and selling Ra-226 and Ra-228 from the Mill’s existing process streams for use in making medical isotopes for emerging TAT cancer treatments.
Uranium Sales
As of December 31, 2025, the Company has six long-term uranium sales contracts with major U.S. nuclear utilities. The Company expects to sell between 740,000 and 880,000 pounds of uranium during 2026 under its long-term contract portfolio. Additionally, the Company holds uncommitted inventory to evaluate additional spot and/or long-term uranium sales opportunities, as market conditions warrant. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions and contract requirements. The Company believes its existing inventories, purchases and new production will be sufficient to meet contractual requirements through 2026 and over the life of the supply contracts, along with discretionary spot sales in 2026 and beyond, as market conditions may warrant. See Part II. Item 7. Outlook for 2026 - Guidance.
Overview of Uranium Market
Uranium is primarily used as fuel for nuclear power plants for the reliable generation of carbon emission-free electricity.
According to the World Nuclear Association (“WNA”), as of January 2026, there were approximately 440 operable nuclear reactors world-wide, which required approximately 179 million pounds of U3O8 in 2025 at full operation. Worldwide, there are currently 74 new reactors under construction with an additional 116 reactors on order or in the planning stage and an additional 318 proposed.
According to data from TradeTech LLC (“TradeTech”), global demand for uranium outpaces production through primary extraction. The gap between demand and primary supply is being filled by stockpiled inventories and secondary supplies, which the Company believes have dwindled significantly in recent years.
According to the WNA, the U.S. currently has 94 operating reactors and another 25 reactors proposed. According to the U.S. Energy Information Administration (“EIA”), in 2024 (most recently published data), the U.S. produced approximately 18.6% of its electricity from nuclear technology, while, according to the Nuclear Energy Institute (“NEI”), the U.S. achieved an average capacity factor of 93%, leading all other (net) carbon-free sources by a wide margin. According to the EIA, U.S. utilities purchased approximately 55.9 million pounds of U3O8 in 2024 (the last year reported).
In 2025, interest in the uranium and nuclear sectors continued to grow substantially, which the Company believes was driven by: (i) global efforts to reduce carbon emissions and a growing focus on electrification; (ii) geopolitical tensions, particularly regarding Russia’s ongoing war in Ukraine; (iii) expected increased future energy demand from data centers and artificial intelligence (“AI”) and (iv) speculation based on supply and demand fundamentals. The Company believes that nuclear energy is essential to the global economy and addressing climate change, as it reliably and affordably provides electricity 24/7 and 365 days per year while generating lower life-cycle carbon emissions than other baseload energy sources (NREL, September 2021).
The Company continues to believe that certain uranium supply and demand fundamentals point to higher sustained uranium prices in the future, including significant production cuts in recent years, along with significant increased demand from utilities, financial entities, traders and producers. Recently, large technology companies including Google, Microsoft and Amazon have announced their interest in using nuclear energy to meet growing demand for energy needed for data centers to support AI initiatives. Globally, the Company believes that nuclear energy is seeing greater acceptance by governments and policymakers as a solution to addressing the issues of climate change, increased energy demand and energy security. The Company believes that financial entities purchasing uranium on the spot market for long-term investment continue to represent a fundamental shift in the uranium market, while removing readily available material from the market that would otherwise serve as supply to utilities, traders and others. Further, the Company believes that Russia’s ongoing war in Ukraine has sparked a widespread trend away from Russian-sourced nuclear fuel supply. On May 13, 2024, President Joe Biden signed the Prohibiting Russian Uranium Imports Act (the “Act”), which bans the import of Russian uranium products into the U.S. Under the ban, which commences 90 days after enactment and terminates in 2040, all imports of uranium products from Russia will be banned, subject to waivers in the event “no alternative viable source of low-enriched uranium (“LEU”) is available to sustain the continued operation of a nuclear reactor or U.S. nuclear energy company.” Under the Act, the ability of the U.S. Department of Energy (“DOE”) to grant waivers to the ban will expire in less than two years on January 1, 2028.

The Company also continues to believe that a large degree of uncertainty exists in the market primarily due to trade issues, the life of existing uranium mines, uncertainty on the timing and success of the commissioning of new mines, conversion and enrichment bottlenecks, the opaque nature of inventories and secondary supplies, unfilled utility demand, future demand due to data centers and AI, the deployment of small modular reactors (“SMRs”), geopolitical risks (including but not limited to Russia’s ongoing war in Ukraine), transportation issues and the market activity of state-owned uranium and nuclear companies.
According to weekly and monthly price data from TradeTech LLC (“TradeTech”), the following table sets forth uranium spot prices (dollars per pound) for the year ended December 31, 2025 and fluctuation during the year:

	December 31,	December 31,	Percent	Annual	Annual	February 20,
Price	2024	2025	Change	Low	High	2026
Weekly Spot	$73.50	$81.00	10%	$63.00	$82.75	$89.50
Monthly Long-Term	$82.00	$87.00	6%	$80.00	$87.00	$90.00
Uranium is not traded on an open market or organized commodity exchange, although the CME Group provides financially settled uranium futures contracts. Typically, buyers and sellers negotiate transactions privately, either directly or through brokers and intermediaries. Spot uranium transactions typically involve deliveries that occur immediately and up to 12 months in the future. Term uranium transactions typically involve deliveries that occur more than 12 months in the future with long-term transactions involving delivery terms of at least three years. Uranium prices, both spot and term, are primarily published by two independent market consulting firms, TradeTech and UxC, LLC, on a weekly and monthly basis along with daily price indicators. Other brokers, including Uranium Markets LLC, Evolution Markets Inc. and Numerco Ltd., also publish daily average uranium prices.
Historically, most nuclear utilities have sought to purchase most of their uranium needs through mid- and long-term supply contracts, while other portions are bought on the spot market. According to EIA data, in 2024, U.S. utilities purchased 9% of their uranium on the spot market with the remaining 91% purchased under mid- and long-term contracts; through 2034, U.S. utilities have approximately 184.2 million pounds of unfilled uranium requirements (EIA, Uranium Marketing Annual Report, 2024). Buyers seek to balance the security of supply with the opportunity to take advantage of lower prices. For this reason, both buyers and sellers track current spot and term prices for uranium carefully, make considered projections as to future prices and negotiate with one another on transactions which each deems favorable to their respective interests.
The graph, below, shows the monthly spot (blue line) and long-term (red line) uranium price from August 1969 up to December 2025 as reported by TradeTech (not adjusted for inflation):
U3O8 Prices: Spot Prices Compared to Long-Term Prices
(August 1969 to December 2025)

To give a more recent perspective over the last five years, the graph below shows the monthly spot (blue line) and long-term (red line) uranium price from January 2020 up to January 2026, as reported by TradeTech (not adjusted for inflation):
U3O8 Prices: Spot Prices Compared to Long-Term Prices
(December 31, 2021 to December 31, 2025)

$/pound of U3O8
$105.00
$95.00
$85.00
$75.00
$65.00
$55.00
$45.00
$35.00
$25.00
$15.00
Jan-20
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Jan-24
Feb-24
Mar-24
Apr-24
May-24
Jun-24
Jul-24
Aug-24
Sep-24
Oct-24
Nov-24
Dec-24
Jan-25
Feb-25
Mar-25
Apr-25
May-25
Jun-25
Jul-25
Aug-25
Sep-25
Oct-25
Nov-25
Dec-25
Year
Spot Price
Long-Term Price

Uranium Market Outlook and Uranium Marketing Strategy
The Company believes that world demand for clean, carbon-free, reliable, and affordable baseload electricity, including nuclear energy. At the same time demand is increasing, the nuclear fuel market remains in deficit, existing uranium mines and inventories are depleting, and geopolitics are putting security of supply into greater focus. In addition, trade issues are injecting uncertainty into U.S. and global markets. The Company believes the current- and long-term fundamentals of the uranium industry remain positive. Uranium spot prices rose modestly during 2025, due to several factors, including continued western bans on Russian uranium and nuclear fuel, accelerated nuclear plant restarts, life extensions, and new builds, uranium mine supply tightness, and entities such as the Sprott Physical Uranium Trust (“SPUT”) speculatively purchasing and sequestering material. The Company continues to believe that uranium prices will continue to rise to higher levels to support the additional primary production that will be required. We continue to expect to see more nuclear units constructed around the world, along with existing capacity to be extended and protected, while primary mine production drops due to depletion of resources, reduced production, commissioning challenges, logistic issues, and insufficiently high prices. Long-term uranium prices also increased during 2025 (currently $90 per pound according to TradeTech).
“The uranium market is in the midst of a historic revolution where the supply side is under great pressure to fuel a rise in demand for nuclear power not seen in decades. This emergent demand is supported by a wide array of energy policies and is driven by specific economic interests, mainly those promoting and building information technology infrastructure. And the needs of this economic sector are staggering – EPRI and Larence Berkeley National Lab estimate that 10% of U.S. energy production will go to powering data centers by 2030. And, for many the preferred means of powering those facilities is with nuclear power.” TradeTech, Uranium Market Study, 2025: Issue 4.
According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes present risks to current and future markets. However, Russia’s invasion of Ukraine, and the upcoming halt of waivers under the U.S. uranium ban, has increased demand for non-Russian uranium. At the same time, geopolitical tensions continue to increase with China, and Kazakhstan and Uzbekistan maintain close commercial and political ties with Russia, which the Company believes places future uranium and nuclear supplies from those nations at some risk. As a result, the Company has observed significantly more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, increased demand from utilities and end-users (including the technology sector), financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still could be vulnerable, primarily due to secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia, and increasingly China, maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions, or other factors.
The Company’s marketing strategy seeks a base of earnings, margins and cash flow through sales of a portion of its uranium into term contracts, to the extent such contracts are available at satisfactory prices. To gain exposure to increasing uranium prices, the Company seeks to sell a portion of its planned uranium extraction into contracts with market-related formulas, if available at satisfactory prices, and through future spot and term sales. Further exposure to increasing uranium prices can be generated through the Company’s ability to bring additional uranium extraction online in the future in response to increasing prices, which can be sold on a market-related or fixed basis at then prevailing prices. As of December 31, 2025, the Company has six long-term uranium contracts with current deliveries into the early 2030s. The Company’s portfolio of contracts contains fixed prices (fully indexed to inflation) and/or spot market prices, along with floor and ceiling prices (fully indexed to inflation). The Company has filled deliveries during the early years of these contracts from produced inventories and expects to fill future deliveries through new production.
The Company’s uranium inventories, along with expected uranium production in 2026 and subsequent years, are expected to provide the Company with the flexibility to complete spot sales in 2026 in response to improved market conditions, should the Company desire to do so. The Company will also continue to evaluate the potential to complete opportunistic purchases of uranium during 2026.
The Vanadium Market
Vanadium is a metallic element that, when converted into FeV (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. According to market consultant FastMarkets, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa and Brazil (U.S. Geological Survey).
The Company believes one of the main drivers of V2O5 prices is demand for steel, including global prospects for economic growth, construction, infrastructure and auto manufacturing. According to Fastmarkets: “The imposition of tariffs and counter-tariffs has slowed down trade between the US and China, which are two of the large markets for steel and ferro-alloys. This has led to reduced demand for ferro-alloys in some sectors, particularly in industries such as automotive and appliances, which are sensitive to trade policies, sources said” (Fastmarkets, US-China trade war - What’s next for Asia’s ferro-alloys sector? - Part March 28, 2025.) The Company believes that V2O5 prices will increase once confidence in the Chinese and global economy returns.
During the year ended December 31, 2025, the mid-point price (dollars per pound) of vanadium in Europe had the following activity:

	December 31,	December 31,	Percent	Annual	Annual	February 20,
Price	2024	2025	Change	Low	High	2026
Midpoint	$5.37	$5.89	10%	$4.88	$5.89	$5.53
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

The Rare Earth Elements Market
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including wind turbines, EVs/Hybrid EVs, advanced robotics, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon-emission free electricity using nuclear technology. According to industry analyst Wood-Mackenzie, most demand for REEs is in the form of separated REEs, “as most end-use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (Adamas Intelligence). By volume, REEs used for permanent magnets (NdPr, Dy and TB and catalysts Ce and La) comprised 60% of total consumption yet over 90% of the value consumed.
Typical natural monazite sand concentrates from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in uranium mines that have historically fed the Mill. Of the 55% TREO typically found in the monazite sands, the NdPr comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful motors required in EVs/hybrid EVs and permanent magnet wind turbines used for renewable energy generation, as well as in an array of other modern technologies, including advanced robotics, mobile devices and defense applications. Monazite concentrates also contain higher concentrations of “heavy” REEs, including Dy and Tb used in high performance permanent magnets, relative to other common REE ores.
The Company is currently primarily focused on NdPr, Tb and Dy, but has the capability to separate other REEs such as Sm, Gd, Lu and Y should market conditions and/or government demand support such activities. REEs are mined both as a primary target and as a co-product of HMS mining where the natural monazite sands are physically separated from the other mined sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and sent to SX circuits that have the primary role to separate the REEs into separate individual REs by extraction, scrubbing, stripping and washing. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used to produce permanent magnets and other applications.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr oxide, Dy, and Tb, as those are the REEs the Company plans to target for high purity separation. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. The following table sets forth certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in $/kg, according to data from Asian Metal:

	December 31, 2024		December 31, 2025		Percent	February 19, 2026
Product	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change	(RMB¥/kg)	($/kg)
NdPr Oxide (Pr6O11: 25%; Nd2O3): 75%)	399	55	610	87	53%	833	121
Dy Oxide	1,600	219	1,330	190	(17)%	1,430	207
Tb Oxide	5,570	763	5,950	851	7%	6,200	898
Benchmark Mineral Intelligence (“Benchmark”) published the first X-China rare earth pricing estimates as of July 31, 2025. Benchmark’s February 19, 2026 published European NdPr, Dy, and Tb prices of $130.00/kg, $1,125/kg and $4,500/kg exceed the published Chinese prices of $120.51/kg, $207/kg and $898/kg, respectively, by 8%, 443% and 401%, reflecting the scarcity of these REE oxides outside of China and their importance to markets in the U.S. and Europe. Benchmark has also recently begun publishing North American NdPr pricing, reflecting increased market transparency for REE pricing in the Company’s key end markets. As of February 19, 2026, Benchmark’s published North American NdPr midpoint price was $135.00/kg which exceed the $130.00/kg price in Europe by 4%.
The REE magnet market is expected to see significant growth through 2040 per Adamas Intelligence, driven by increasing demand for NdFeB magnets in robotics, advanced air mobility, and electric vehicles. While demand for didymium, dysprosium, and terbium is projected to grow at a compound annual growth rate (“CAGR”) of 8.7%, global production will rise at a slower rate of 5.1%, leading to potential supply constraints. The total market for magnet rare earth oxides is forecasted to increase five-fold, from $7.8 billion in 2024 to $44.1 billion by 2040, with prices rising at CAGRs of 4.3% to 5.2%. Robotics is expected to become the largest demand driver for NdFeB magnets by 2040, followed by advanced air mobility, which will expand with the production of electric vertical takeoff and landing (“eVTOL”) aircraft. However, supply chain challenges may emerge between 2030 and 2040, as limited availability of rare earth feedstocks could constrain NdFeB magnet production, impacting key industries reliant on these materials.
While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, as well as Neo’s Silmet facility in Estonia, and use a variety of feedstocks and sources with small-scale or experimental operational facilities located elsewhere (Russia included).
The Company views its prior commercial production of MREC, commercial production of separated NdPr in 2024, and pilot production of separated Dy in 2025 and upcoming Tb in 2026, as the first steps in an effort to restore the REE supply chain controlled by the U.S. where one currently does not exist. By acquiring the Vara Mada Project, Bahia Project, and the right to earn into a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost feedstock that can be processed in the U.S. into competitive separated REE products available for sale to U.S. and allied customers. Upon successful development of those projects, expected to be in the 2028 to 2030 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Dy and Tb.
To further restore a U.S.-controlled REE supply chain, the Company expects to develop the Mill’s planned Phase 2 Circuit (expected in the 2028 to 2029 time frame), which would have the capacity to allow the Mill to produce in total (from the Phase 1 Circuit and the Phase 2 Circuit) up to 6,000 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Dy and Tb, which would utilize all the monazite expected to be mined from the Company’s Vara Mada, Bahia, and Donald Projects and any additional monazite expected to be sourced from Chemours’ mines on the U.S. East Coast and others. Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
Upon the successful acquisition of ASM, which is expected to occur as soon as July 2026, the Company will combine ASM’s KMP and its planned American Metals Plant with REE oxide production at the Mill. This transaction is expected to create what the Company believes would be the largest fully integrated REE “mine-to-metal and alloy” producer outside of China to close a critical strategic gap in the global supply chains for magnet applications, including automotive, robotic, energy and defense technologies. As demand for these advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.
Heavy Mineral Sands Market
General
HMS is typically categorized into titanium dioxide-bearing minerals such as ilmenite and rutile (but also including leucoxene and upgraded products, such as slag and synthetic rutile), zircon and monazite.
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
Weak conditions persisted for the global pigment market through all of 2025 due to economic weakness and uncertainty across major pigment consuming regions. As a consequence, declining demand and price erosion has persisted for both ilmenite and rutile.
Chinese pigment producers experienced challenges from a subdued domestic market and steep tariffs that have been applied to Chinese pigment imports into some key global markets - particularly Europe and Brazil. Chinese pigment prices have been under pressure as Chinese producers compete to maintain market share. As pigment production in China is the major global source of demand for sulfate ilmenite, declining pigment output maintained pressure on prices for sulfate ilmenite. However, cost pressures on sulfate pigment production, particularly from significant increases in sulfuric acid input costs, appears to be slowing the downward movement of pigment prices in recent months, which may begin to support stabilization of sulfate ilmenite prices through 2026.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers have experienced challenging conditions from the weak and uncertain economic conditions in their major markets and have modified their production rates to reduce pressure from growing inventory levels. Several western pigment plants have been placed on care and maintenance in recent months. The tariffs imposed on Chinese pigment in some key markets have not yet resulted in a significant shift of demand from Chinese pigment producers to western pigment producers, which would otherwise support demand for rutile and chloride ilmenite. The expected switch from Chinese pigment to western pigment has been limited due to the overall weakness in those key markets and aggressive competition from Chinese producers in these and other, alternative export, markets. This has maintained downward pressure on high-grade feedstock, including rutile, prices through 2025. The now extended suspension of production of synthetic rutile by a major producer from late 2025 may help to alleviate pressure on the high-grade feedstock market through 2026. Chloride ilmenite, regarded as a niche feedstock for western pigment production with a high relative economic value, is typically purchased under long-term offtake arrangements and generally experiences limited short-term price fluctuations.
Demand for rutile into the welding and titanium metal sectors was firm through 2025. The main drivers of demand have been the shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. However, the extent of the rutile price premium into these sectors (above pigment sector pricing) is being eroded due to an excess of global supply including a significant increase in production of premium rutile in China from concentrates being imported into China from Africa in 2025.
The Company believes that longer-term fundamentals for rutile and all grades of ilmenite are positive. Pigment demand, driving consumption of rutile and ilmenite, should recover from 2025 levels with general economic recovery and, specifically, growth in housing and building sectors across major markets. Reductions in pigment supply capacity through late 2025 will assist with the market recovery as pigment demand returns and pigment inventories are run down. Supply of TiO2 feedstock to meet future demand from all sectors is dependent on a significant amount of new supply entering the market from new projects.
Zircon
Zircon has a range of end-uses, the predominant of which is in the production of ceramic tiles, accounting for more than 50% of global zircon consumption. Milled zircon enables ceramic tile manufacturers to achieve brilliant opacity, whiteness and brightness in their products. Zircon’s unique properties include heat and wear resistance, stability, opacity, hardness and strength, making it sought after for other applications such as refractories, foundries and specialty chemicals.
Demand growth for zircon is closely linked to growth in global construction and increasing urbanization in the developing world.
Underlying zircon demand was sluggish through 2025 due to weak and uncertain economic conditions in all major markets. Zircon demand in China, the largest global consumer of zircon, has been weak on the back of a sluggish economy - in particular, a subdued housing and construction market. Zircon prices have, therefore, trended downward. Reduction of zircon supply from the suspension of production at one of the mines of a major Australian producer from late 2025 may help to relieve the pressure on the zircon market through 2026.
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
Monazite
Monazite is a source of REEs, uranium and thorium. REEs are used in a wide variety of applications including, but not limited to, clean energy applications, permanent magnets, EVs, robotics, electronics, glass polishing, catalysts and defense applications. Recently, REEs, specifically the magnetic REEs NdPr, Tb and Dy, have received significant attention for their applications in permanent magnets for EVs and other green technologies and robotics. Monazite is particularly rich in magnetic REEs when compared to other REE-bearing minerals. The uranium in monazite can be used for nuclear power, and thorium can be used for thorium salt reactors and medical isotope production.

Most monazite produced from HMS is in the form of either a separated monazite concentrate or as monazite contained in HMC. Currently, most monazite produced globally is shipped to China.
Current demand growth for monazite is closely linked to the growing push for clean energy technologies, such as EVs and wind turbines.
After a sluggish period, monazite prices have been on an upward trend through late 2025 into the start of 2026 due to an improvement in REE pricing linked to Chinese government-imposed restrictions on REE exports from China.
The following table sets forth certain HMS prices in $/t, according to TZ Minerals International Pty Ltd’s (“TZMI’s”) estimated market prices published in December 2025:

	December 31,		Percent
Product	2025	2024	Change
Zircon (Premium)	1,600	1,840	(13)%
Rutile (Premium, bulk)	1,200	1,140	5%
Chloride Ilmenite (60 % TiO2)	280	305	(8)%
Sulfate Ilmenite (50 % TiO2)	235	270	(13)%
Competition
The uranium industry is highly competitive. The Company competes with mining and exploration companies for uranium sales, the acquisition of uranium mineral properties, and the procurement of equipment, materials and personnel necessary to explore, develop, and extract uranium from such properties. There is competition for a limited number of uranium acquisition opportunities. As a result, the Company may encounter challenges in acquiring attractive properties and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels competes with other uranium recovery companies, along with traders, brokers, financial institutions, converters, enrichers, and other market actors, including some that are state-owned and state-subsidized, for uranium sales. The Company may be at a competitive disadvantage compared to some other companies with regard to exploration and, if warranted, development of and production from mining properties and securing uranium sales. The Company believes that competition for acquiring mineral prospects and completing uranium sales will continue to be intense in the future.
The REE industry is also highly competitive, particularly to the extent it is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. Chinese companies bid aggressively to acquire monazite and other minerals to feed this production. The Company competes with Chinese companies and companies from other countries that are in or trying to break into the REE market, for sources of monazite and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop, and extract monazite from such properties. There is competition for a limited number of monazite acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties and exploring and advancing properties currently in the Company’s portfolio. In addition, Energy Fuels will compete with other REE companies, along with traders, brokers, financial institutions, and other market actors, including some that are state-owned or state-supported or subsidized, for REE oxide sales. The Company may be at a competitive disadvantage compared to some other companies with regard to the acquisition, exploration and, if warranted, development of and production from mining properties, production of REE products and securing REE product sales. The Company believes that competition for acquiring monazite prospects, production of REE products and completing REE product sales will continue to be intense in the future. To the extent many Chinese companies are state-subsidized or otherwise supported, the Company expects to continue to face tough competition in the REE space.
The HMS market is highly competitive. The industry is primarily concentrated in Australia, though South Africa, India and China are also major producers. Other countries with significant HMS deposits include the U.S., Brazil and Mozambique. The key industry participants include Iluka Resources, Rio Tinto, Kenmare Resources and Tronox, which are among the largest producers of HMS in the world. The market for HMS products is driven by a wide range of factors, including global economic growth, industrial demand and technological innovation. In recent years, the market has faced a number of challenges in line with general economic conditions, including declining demand for certain products, increased competition from alternative materials and the general environmental concerns related to all mining and processing.

Despite these challenges, the HMS market is expected to continue to grow in coming years on the back of forecasted economic growth fueling demand in pigments, ceramics and other mature end-use applications. With this growth, the industry will also need to monitor that its sustainability objectives keep pace, including the need to continue to reduce environmental impacts and improve social and economic outcomes for local communities.
The availability of funds for the acquisition, exploration, evaluation, permitting and construction of HMS and monazite projects and the development of REE separation, metal and metal alloy making and magnet making is limited, and the Company may find it difficult to compete on an international scale with larger and more established and/or subsidized companies for capital. The Company’s inability to continue exploration, advancement, the acquisition of new properties and the development of REE separation, metal and metal alloy making and magnet making, due to lack of funding, could have a material adverse effect on the Company’s future operations and/or financial position.
However, the Company believes it has a competitive advantage over many of its peers in the U.S. domestic uranium space and in the world REE space, outside of China, to the extent it has diversified business opportunities, including its ability to produce uranium, its ability to recover RE Carbonate and separate REEs, from monazite sand ores, its ability to recover vanadium as market conditions may warrant, and its potential ability to recover certain radioisotopes for use in TAT medical therapeutics.
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
Environmental Regulations
The Company’s projects, exploration, and development activities, and mining and processing operations are subject to the federal, state, regional and local environmental laws and regulations of the jurisdictions in which the Company’s activities and facilities are located. For example, in the U.S., the Company is subject to a number of such laws and regulations including, without limitation: the Comprehensive Environmental Response, Compensation and Liability Act; the Atomic Energy Act; the Uranium Mill Tailings Radiation Control Act; the Emergency Planning and Community Right to Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. The Company is subject to similar laws in other jurisdictions in which it operates. In all jurisdictions in which the Company operates, environmental licenses, permits and other regulatory approvals are required to engage in projects, exploration, mining and processing, and mine closure and reclamation activities. Regulatory approval of a detailed plan of operations and an environmental impact assessment (or equivalent) is required prior to initiating mining or processing activities or for any substantive change to previously approved plans. In all jurisdictions in which the Company operates, specific statutory and regulatory requirements must be met throughout the life of the mining or processing operations regarding air quality, water quality, fisheries, wildlife and biodiversity protection, archaeological and cultural resources, solid and hazardous waste management and disposal, the management and transportation of hazardous chemicals, toxic substances, noise, community right-to-know, land use and reclamation. Such laws and regulations, which may change over time, increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date, compared to industry norms.
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
Conventional uranium extraction is subject to regulation by a number of agencies including: (i) local county and municipal government agencies; (ii) the applicable state divisions responsible for mining and protecting the environment within Utah, Colorado, Arizona, New Mexico, and Wyoming; (iii) the U.S. Bureau of Land Management (the “BLM”) and the United States Forest Service (the “USFS”) on public lands under their jurisdiction; (iv) the U.S. Mine Safety and Health Administration (“MSHA”); (v) the United States Environmental Protection Agency (the “EPA”) for radon emissions from underground mines and conventional and nonconventional tailings impoundments; and (vi) other federal agencies, including without limitation the U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers (“USACE”) and the DOE, where certain conditions exist. In addition, a uranium processing facility at the Sheep Mountain Project, if and when constructed, will be subject to regulation under the State of Wyoming, as an NRC Agreement State, as a uranium processing facility and for permanent disposal of the resulting tailings.
The provisions of the Atomic Energy Act and its regulations that are applicable to uranium milling also apply to our ISR facilities in Wyoming. The Nichols Ranch Project has a Source Material License. The Nichols Ranch Source Material License was originally issued by the NRC; however, the State of Wyoming became an NRC Agreement State on September 30, 2018 and the Wyoming Department of Environmental Quality (“WDEQ”) - Land Quality Division (“WDEQ-LQD”) subsequently assumed all management and oversight functions. The Nichols Ranch Source Material License was most recently renewed by the WDEQ-LQD for a 20-year term on July 24, 2025. Nichols Ranch is also regulated by the State of Wyoming and the EPA under the Clean Water Act, the Clean Air Act and the Resource Conservation and Recovery Act. In addition, ISR wellfields require an Underground Injection Control (“UIC”) Permit under the Safe Drinking Water Act, as administered by the State and/or EPA. ISR operations are subject to regulations by the U.S. Occupational, Safety and Health Administration, rather than MSHA.
Because monazite sands are a naturally occurring uranium ore, which also contain REEs, monazite sands are processed at the Mill under the Mill's existing Radioactive Materials License, GWDP and other permits as a uranium ore, and the resulting RE Carbonate and separated REE oxides are also recovered under those existing licenses and permits. The Company is evaluating whether any additional licenses or permits or amendments to existing licenses or permits may be required for its planned expansion of its existing Phase 1 Circuit, including for the processing of MREC and similar intermediate REE-bearing feeds at the Mill. The Company has submitted a license amendment application to DWMRC for the modifications and enhancements to existing Mill facilities required for and the operation of its planned Phase 2 Circuit REE separation circuit at the Mill.
The Company currently has an R&D license for the recovery of R&D quantities of Ra-226 at the Mill, issued by DWMRC in 2023. The Company applied for an R&D license for the recovery and concentration of R&D quantities of Th-232, Ra-228 and/or Th-228 from monazite process streams in 2023, which is currently under review by DWMRC. The Company will also require licenses from DWMRC for the potential recovery and concentration of commercial quantities of Th-232, Ra-228, Th-228 and/or Ra-226 at the Mill.

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
The Company is required to comply with applicable environmental and regulatory laws and regulations in the other countries in which it operates and also applies international standards where appropriate.
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
As a result of the 2012 withdrawal from location and entry and the 2023 national monument designation, no new mining claims may be staked on the Withdrawn Lands or within the boundaries of the national monument, and no new Plans of Operations may be approved, other than Plans of Operations on mining claims that were valid at the time of the segregation, withdrawal or national monument designation, as applicable, and that remain valid at the time of plan approval. Case law indicates that a miner establishes valid Congressionally provided rights under the Mining Law through certain unilateral acts, and that such acts are presumptively recognized as valid claims in which the holder has valid existing rights unless and until the DOI or U.S. Federal Courts declare otherwise. However, the BLM and USFS, each at their discretion, may perform a mineral examination and Mineral Report, which involves an economic evaluation of a project, in order to reflect an agency’s belief about certain mining claims that may be used in support of a future mining claim contest on the validity of existing rights. All the Company’s properties located on the Arizona Strip, with the exception of its Wate Project and certain exploration properties held by the Company’s subsidiary, Arizona Strip Partners LLC, are located within the Withdrawn Lands and boundaries of the Grand

Canyon National Monument. A mineral examination on the Company’s EZ Project will need to be completed by BLM, in conjunction with its review of the Company’s proposed Plan of Operations for that project. Mineral examinations were not required for the Company’s Arizona 1 and Pinenut projects, which had previously approved Plans of Operations and were previously active. Although the Company’s Pinyon Plain Project also has an approved Plan of Operations, and a mineral examination is not required, the USFS voluntarily performed a mineral examination on that project in 2012 in order to clarify the agency’s own position on the underlying claims and concluded that the Pinyon Plain Project’s claims constituted valid existing rights (“VERs”). The USFS also concluded that no additional approvals were required on the Pinyon Plain Project that would trigger any further NEPA analysis as a major federal action.
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
Former President Obama additionally designated the Bears Ears National Monument by executive order in December of 2016, which comprised 1.35 million acres of land in San Juan County, Utah. The designated land included a portion of County Road 258, and a property boundary that abutted the boundary of the Mill and encompassed two water sampling sites the Company monitors for the Mill. In December 2017, President Trump in his first term issued a Proclamation that amended former President Obama’s 2016 Proclamation and reduced the monument to two parcels encompassing a total of 201,876 acres, releasing 1.15 million acres. That Proclamation was later challenged in Federal Court. On December 23, 2017, the Company issued a press release reiterating its past and present support of Bears Ears National Monument, and clarifying that the Company sought only minor adjustments to the original boundaries of the monument to prevent the boundary from directly abutting some of its existing operations, which were very minor adjustments, insignificant compared to the original size of the monument and not a reflection of President Trump’s nearly 85% reduction. Then, on October 8, 2021, President Biden issued a new proclamation restoring the original borders of Bears Ears National Monument, which consists “of those lands reserved as part of the Bears Ears National Monument as of December 3, 2017, and the approximately 11,200 acres added by Proclamation 9681, encompassing approximately 1.36 million acres.” In doing so, all such lands and interests contained within the monument were “appropriated and withdrawn from all forms of entry, location, selection, sale, or other disposition under the public land laws or laws applicable to the USFS, from location, entry, and patent under the mining laws, and from disposition under all laws relating to mineral and geothermal leasing, other than by exchange that furthers the protective purposes of the monument” (see A Proclamation on Bears Ears National Monument, dated October 8, 2021). As a result, it is possible that the Mill could become subject to additional requirements, restrictions and costs if the reversion to the original designation is upheld in Court, pending any legal challenges by the State of Utah or otherwise.
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
A person shall not search for, prospect or mine any mineral, mineral deposit or tailings in Kenya unless that person has been granted a permit or license under the Mining Act. A mineral right may be granted to, among others, individuals or companies which are registered and established in Kenya that demonstrate the required technical capacity, expertise, experience and financial capacity.
A mineral right means a prospecting license, retention license, mining license, prospecting permit, mining permit or artisanal permit. Practically, of most relevance for large-scale operations are the following:
1.Prospecting license: a license relating to large-scale operations that authorizes the holder to exclusively carry out prospecting operations pursuant to an approved program for those prospecting operations, the procurement of local goods and services, a plan to employ and train Kenyan citizens and an approved environmental impact assessment report, social heritage impact assessment and environmental management plan. A prospecting license is granted for a maximum term of three years and the area must not exceed 1,500 contiguous blocks. It may be renewed twice for three years each, subject to the area of the license being reduced by not less than one-half each renewal.
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
The Kwale Project formerly operated pursuant to the terms of Special Mining Lease 23 (“SML 23”), issued by the Mines and Geological Department on July 6, 2004 under the former Mining Act CAP 306 (now repealed). SML 23 provided the Company’s subsidiary, Base Titanium, with the full and exclusive right, liberty and license to carry out mining operations for ilmenite, rutile and zircon within the defined area of SML 23. Base Titanium's rights under SML 23 were preserved under the transitional provisions of the Mining Act. SML 23 expired on June 30, 2025 and was not renewable. As Base Titanium required continued access to portions of the SML 23 area following its expiry to complete its decommissioning and rehabilitation plan, Base Titanium obtained a license for temporary purposes under Kenya’s Land Act from the Government of Kenya. The license has a term of three years but is terminable by either party without cause after nine months on three month’s notice.
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
In the State of Victoria, Australia, the types of mineral license for HMS and rare earths include exploration licenses, retention licenses and mining leases.
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
A mining permit holder is granted certain rights to occupy the relevant land under the New Mining Code and must inform the rightful claimants of such rights of occupation. However, the exercise of occupation rights is subject to the conclusion of a written agreement with the rightful claimants. In the case of an Exploitation Permit, the agreement must take the form of a lease agreement, specifying the parties' respective rights and obligations. In addition to registered legal title, Madagascar has a system of customary title, giving land rights to traditional occupiers of land even though they do not have a registered title. The holder of a mining permit must also reach a written agreement with (as applicable) any traditional occupiers or usufructuaries (beneficial occupants) of the land within the permit area.
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
Environmental and Social Efforts and Impacts
Uranium is the fuel for carbon-free, emission-free baseload nuclear power and is a key factor in successfully combating global climate change. In addition to producing uranium from our mines, we recycle other companies’ uranium-bearing tailings or wastes (Alternate Feed Materials) at the Mill for the extraction of uranium that would otherwise have been permanently disposed of, thereby reducing the need for new mining by maximizing extraction of existing sources and limiting the number of constituents ultimately disposed of. We also recover previously disposed of uranium and vanadium by recycling the Mill’s tailings solutions. Furthermore, our production of a commercially salable RE Carbonate and separated REEs through the recycling of natural monazite sands, which have until recently been considered wastes at many HMS mines due to their radioactive content, allow us to provide crucial links in a commercially viable U.S. REE supply chain for use in key green energy technologies, such as solar panels, wind turbines, and electric and hybrid car batteries. In addition, our program for the potential recovery of radioisotopes for use in the production of TAT therapeutics for cancer treatments involves recycling the Mill’s existing process streams for the recovery of valuable radioisotopes that have traditionally been considered wastes and have been permanently disposed of.
Through these operations and initiatives, we remain diligent in our efforts to minimize impacts to public health, safety and the environment, including any impacts to water, air, wildlife, soil, cultural resources, the occupational health and safety of our workers and any impacts to members of the public. Our Environment, Health, Safety and Sustainability (“EHSS”) Committee has been delegated authority by the Board to monitor and guide the Company in developing and implementing its core EHSS principles, including maintaining radiation exposures not only within regulatory limits but as low as reasonably achievable through an extensive internal audit program, as well as authority for monitoring programs to identify and mitigate risks in ensuring the highest standards of environmental protection and human health and safety across the Company’s operations. The EHSS Committee also monitors the Company’s sustainability programs, including its efforts to pro-actively evaluate its programs and activities to meet the Company’s sustainability goals and objectives. Our Sustainability Report, which was first released in 2020 and is in the process of being updated, is available on the Company’s website at www.energyfuels.com.
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
In furtherance of our sustainability objectives, the Company’s Foundation contributes to the communities surrounding the Mill in Southeastern, Utah by providing funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, Indigenous and other area communities. See San Juan County Clean Energy Foundation.
Kwale Project and Vara Mada Project
Both the Kwale Project in Kenya and Vara Mada Project in Madagascar are located in regions of high conservation value and recognized for their biodiversity richness. They are also areas facing significant anthropogenic pressures, such as deforestation and wide scale land clearing. To support conservation and biodiversity efforts in these areas, a range of programs have been established, including propagation research programs to grow endemic plants, including rare and endangered species.
The Kwale Project's indigenous tree and plant nursery has achieved success since being established in 2012, having successful propagated over 300 different species. To date, over 400,000 trees, either propagated in the nursery or purchased from local suppliers, have been planted as part of the rehabilitation program. The use of locally sourced indigenous grass seed and endemic trees has provided the opportunity to restore mined out and disturbed areas to ecologically functioning habitats that can support Kenya's broader conservation and biodiversity efforts. In Madagascar, an endemic indigenous tree and plant nursery has also been established and is in readiness for development of the Vara Mada Project. Despite limited opportunities to extend our seed collection efforts and collaborate with conservation organizations because of Vara Mada’s suspension of activities, the Company has managed to propagate over 80,000 trees and plants from over 250 species, including four of Madagascar's iconic baobab species. The nursery in Madagascar is rapidly establishing itself as a center of excellence for research and propagation of endemic Madagascar Spiny Thicket species.
Employees
As of December 31, 2025, the Company and its subsidiaries have approximately 1,069 full-time employees, 252 of whom are employed through the Company’s wholly owned, indirectly held subsidiary EFUSA and 817 of whom are employed through the Company’s wholly owned, indirectly held subsidiary Base Resources. The Company’s operations in the U.S. are located in established mining areas where sufficient qualified personnel are available to support the Company’s business plans. In Kenya and Madagascar, where mining and development activities are conducted through Base Resources, the Company has recruited and trained sufficient personnel to execute its business plans.
Energy Fuels is an equal opportunity employer and is committed to making employment decisions based on valid job requirements, without regard to race, color, national origin, gender, religion, age, sex, sexual orientation, gender identity or expression, disability, veteran status or any other legally protected status. The Company also provides reasonable accommodations for qualified individuals in the U.S. with known disabilities and for employees whose religious beliefs require accommodation, unless doing so would result in undue hardship to the Company or pose a direct threat to health or safety, and is evaluating the extent to which these policies can be applied to its non-U.S. employees.
The Company actively engages with the Board to continually improve diversity, equity and inclusion. Pursuant to the Company’s Diversity Policy, Energy Fuels’ Governance and Nominating Committee (the “GN Committee”) is required to monitor, on an ongoing basis, the implementation and effectiveness of the Diversity Policy and to, at least annually, assess: (i) the mix of diversity, skill and expertise on the Board and the executive team; (ii) the measurable objectives set pursuant to the policy; and (iii) progress in achieving such objectives, including any targets, if set. As part of its annual assessment, the GN Committee reviews the Diversity Policy for relevance and effectiveness, as well as any new shareholder advisory guidelines, TSX and NYSE American corporate governance guidelines and changes in legal requirements, and provides recommendations to the Board for approval and disclosure.
Available Information
Detailed information about Energy Fuels is, and will continue to be, included in our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedules 14A and other reports, and amendments to those reports that we file with or furnish to the SEC and, for Canadian purposes, the OSC. The Company is a U.S. domestic issuer for SEC reporting purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. GAAP and its primary trading market is the NYSE American. However, prior to January 1, 2016, we were a foreign private issuer subject to limited periodic disclosure and current reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), so we did not file Forms 10-K or 10-Q prior to January 2016. All such Forms 10-K, 10-Q and 8-K, including any amendments to such reports, filed after January 1, 2016 are available free of charge on our website at www.energyfuels.com as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. However, our website and any contents thereof should not be considered to be incorporated by reference into this Annual Report. In addition, all public filings, including Insider Reports, of the Company can be found on the SEC’s Electronic Data Gathering, Analysis, and Retrieval Next (“EDGAR Next”) platform, and on the OSC’s System for Electronic Data Analysis and Retrieval + (“SEDAR+”) and System of Electronic Disclosure by Insiders (“SEDI”). We will furnish copies of such reports free of charge upon written request to our Investor Relations department. You can contact our Investor Relations department at:
Energy Fuels Inc.
225 Union Blvd., Suite 600
Lakewood, Colorado 80228 USA
Tel: 303.974.2140
Fax: 303.974.2141
Toll Free: 1.888.864.2125
E-mail: investorinfo@energyfuels.com

Additionally, our Articles of Incorporation and By-laws, Charters of the Audit, Compensation, GN and EHSS Committees, Sustainability Report, and the majority of our Company policies are available on our website. We will furnish copies of such information free of charge upon written request to our Investor Relations department.

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
We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:
•the discovery of unusual or unexpected geological formations, and variations in ore radiation levels;
•wild/bushfires, floods, earthquakes, tornados, tropical cyclones, droughts, landslides and other natural disasters;
•accidental fires, unplanned power outages and water shortages;
•controlling water, emissions and other similar mining hazards;
•operating labor disruptions and labor disputes;
•the ability to obtain and maintain suitable or adequate machinery, equipment or labor;
•our liability for potential or existing pollution or other hazards; and
•other known and unknown risks involved in the conduct of exploration, development and operation of mines, E&R facilities and mills, and metals and alloys plants (pending the successful acquisition of ASM), along with the markets for uranium, rare earths, vanadium, HMS and metals and alloys.
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
Our earnings and operating cash flow are and will be particularly sensitive to the long- and short-term changes in the market prices of uranium, vanadium, REEs, metals and alloys, and HMS and their components, including the prices for ilmenite, rutile and zircon, which could impact planned production levels or the feasibility of production of HMC and monazite from our Bahia Project, Vara Mada Project, the Donald Project and any other HMS projects, and which could impact monazite supply for our RE Carbonate and separated REE production. Among other factors, these prices also affect the value of our Mineral Resources, Mineral Reserves and inventories, as well as the market price of our Common Shares.
Market prices are affected by numerous factors beyond our control. With respect to uranium, such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident or fear of a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; production levels and costs of production, and government actions such as, for instance, any plans included in a U.S. president’s fiscal budget and those taken pursuant to the U.S. Uranium Reserve Program, as defined below under “Risks Relating to Our Regulatory Environment.” With respect to vanadium, such factors include, among others: demand for steel; the potential for vanadium to be used in advanced battery technologies; political and economic conditions in vanadium producing and consuming countries; world production levels; and costs of production. With respect to REEs, such factors include, among others: demand for REEs; political and economic conditions in REE producing and consuming countries; REE-bearing ore supply from secondary sources; international interest in the purchase of RE Carbonate, separated REE oxides and other REE products, absent a U.S.-based separation facility; public and political response to REE initiatives at the Mill; governmental investment in domestic REE infrastructure; world production levels; costs of production; risks associated with foreign governmental actions, policies, laws, rules, regulations and foreign state subsidized enterprises, with respect to REE production and sales, which could impact REE prices available to the Company and impact our access to world and domestic markets for the supply of REE-bearing ores and the sale of RE Carbonate, REE oxides, and other REE products and services to world and domestic markets; and other government actions, including licensing and import requirements. With respect to HMS, such factors include, among others: demand for titanium minerals and zircon; political and economic conditions in HMS producing and consuming countries; other government actions, including licensing and import requirements; geopolitical factors; world production levels; exploration, mining, processing, refining and other costs of production; grades of HMS ore bodies being mined; scale of mining method; growth in end-use demand for titanium minerals and zircon, including GDP growth in consuming countries; available mineable deposits and upgrading facilities; currency fluctuations; and other market demand and supply dynamics. With respect to metals and alloys, such factors include, among others: commodity prices and price fluctuations; engineering, construction, processing and mining difficulties, upsets and delays; permitting and licensing requirements and delays; changes to regulatory requirements; legal challenges; competition from other producers; government and political actions or inactions; and risks associated with carrying on business in foreign jurisdictions, including the risk of expropriation; market factors, including future demand for metals and alloys products.
Other factors relating to the prices of uranium, vanadium, REEs, HMC, HMS products and metals and alloys include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; tariffs, subsidies or other trade barriers; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of our Goods and services, and HMC, HMS and metals and alloys products by holders in response to such factors. If prices are below our cash costs of extraction or recovery and remain at such levels for any sustained period, we may determine that it is not economically feasible to continue commercial extraction, recovery or processing at any or all of our projects or other facilities and may also be required to look for alternatives other than cash flow to maintain our liquidity until prices recover. Our expected levels of uranium, vanadium, REE, HMC and HMS product recovery, metals and alloys production (pending the successful acquisition of ASM) and other business activity are dependent on our expectation and the industry’s expectations of product prices of our Goods, which may not be realized or may change. In the event we conclude that a significant deterioration in our expected future Goods prices has occurred, we will assess whether an impairment allowance is necessary which, if required, could be material.
The recent fluctuations in the price of many commodities is an example of a situation over which we have no control, and which could materially adversely affect us in a manner for which we may not be able to compensate. There can be no assurance that the price of any minerals recovered from or processed at our properties will be such that any deposits can be operated at a profit.
Our profitability is directly related to the market prices of Goods recovered. We may, from time to time, undertake commodity and currency hedging programs with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into additional term contracts for future sales of Goods at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
The majority of our properties do not contain Mineral Reserves under S-K 1300 and NI 43-101, and some of the Company’s properties, projects and facilities may not be economic at any point in time or at all.
Only three of our properties – the Vara Mada, Pinyon Plain and Sheep Mountain Projects – contain Mineral Reserves under SEC S-K 1300 and NI 43-101 as well as the Donald Project, in which we own a 9.48% interest as of December 31, 2025. See Item II. Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves. Depending on the price(s) of Goods, some or all of our properties, projects and facilities may not be economic for uranium, vanadium, REE or HMC or HMS product extraction or recovery or for the processing of Goods (including metals and alloys) at any point in time. Generally, we intend to continue to hold, and in certain cases advance, properties, projects and facilities which may not be economic at any point in time in anticipation of possible future increases in the prices of our Goods, as the case may be. However, in those circumstances, there can be no assurance at any time that such prices will ever, or within a reasonable time period, increase to the levels required to advance those properties or, in the case of projects or facilities on standby, to resume exploration, extraction, recovery or processing activities at those projects or facilities. In the event of depressed commodity prices, we would continue to hold our standby properties, projects and facilities because we believe that prices are likely to rise, to such levels within a reasonable time period to justify future production. This ability to maintain scalability as commodity prices increase is a key component of our business strategy. However, as there is a cost associated with holding and, in some cases, maintaining such properties, projects and facilities on standby during periods of depressed commodity prices, in those circumstances we continuously evaluate, on a case-by-case basis, such costs against the prospects for price increases, and may from time to time sell, drop or reclaim any such properties, projects or facilities.
Mining on properties having no known Mineral Resources or Mineral Reserves is inherently speculative and may not prove to be economic at any point in time or at all.
Mining is an inherently speculative business. Some of the properties on which we have the right to mine are not known to have any Mineral Reserves or Mineral Resources. There is a possibility that we will not discover uranium, vanadium, REEs and/or HMS, on any or all of our properties which can be mined or extracted at a profit at any point in time or at all. Even if we do discover and mine such minerals, the deposits may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines, and mines that are developed may not be profitable. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor, as well as all necessary licenses and permits, are just some of the many risks involved in mineral exploration programs and their subsequent development. However, we may elect, now or in the future, to proceed with the extraction of minerals on one or more of those projects without having completed the technical work required to declare a Mineral Reserve. If we are then unable to extract uranium, vanadium, REEs, HMC and/or HMS products, in commercially viable quantities, the capital investment of mining such properties may be lost and could materially impact our business.
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
There is a risk that current and future government administrations will not support mining, uranium mining, metals and alloys production, nuclear energy or other aspects of our business and may limit, restrict or prevent the use of public lands for mining, milling, processing/production and other activities.
The development of mineral properties and related facilities (including downstream facilities) is contingent upon governmental approvals that are complex and time consuming to obtain and that, depending upon the location of the project, involve multiple governmental agencies. The duration and success of such approvals are subject to many variables outside of our control. Any significant delays in obtaining or renewing permits or licenses in the future could have a material adverse effect on us.
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
The Company is subject to media coverage relating to mining and the production of uranium and other forms of nuclear energy, as well as the production of RE Carbonate, separated REEs and other REE products, HMC, HMS and metal and alloy products and the extraction and concentration of radioisotopes for use in TAT medical treatments, some of which can be inaccurate, non-objective or politically motivated. As a result, the Company is frequently required to address or respond to such media coverage, which can be costly and time-consuming for the Company. Such inaccurate and non-objective media coverage can also negatively impact public perception of the Company’s activities, the market for the Company’s securities, government relations, permitting activities and legal challenges.
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
The REE industry is competitive, particularly to the extent it is dominated by China, which produces nearly 90% of refined REE products according to the International Energy Agency. Many Chinese companies are state-supported or subsidized, and Chinese companies bid aggressively to acquire monazite to feed this production. The Company competes with Chinese companies, and companies from other countries that are in or trying to break into the REE market, for sources of monazite, and will be expected to compete with Chinese companies and companies from other countries as they develop production capacity at the RE Carbonate crack and leach, REE separation, REE metal and alloy making, REE magnet making, and REE product marketing and sales stages of the REE supply chain, as well as for the acquisition of monazite and other mineral properties, for mining and exploration on such properties, and for the procurement of equipment, materials and personnel necessary to explore, develop and extract monazite from such properties. There is competition for a limited number of monazite and other REE feed acquisition opportunities, including competition with other companies having substantially greater financial resources, staff and facilities than the Company. As a result, the Company may encounter challenges in acquiring attractive properties and exploring and advancing properties currently in the Company’s portfolio. The Company believes that competition for acquiring monazite prospects and other REE feed materials, production of REE products and completing REE product sales will continue to be intense in the future.
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
Only three of our properties – the Vara Mada, Pinyon Plain and Sheep Mountain mines – contain Mineral Reserves as defined under S-K 1300 and NI 43-101 as well as the Donald Project, in which we own a 9.48% interest as of December 31, 2025. See Item II. Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves.
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
Requirements for our products and services may be affected by: technological changes in nuclear reactors, enrichment and used uranium fuel reprocessing; facilities and processes for REE and radioisotope recovery; and substitutes for REEs, HMC, HMS products and the radioisotopes the Company may potentially be producing. These technological changes could reduce the demand for our products and services and/or increase the supply of competitive products and services. The cost competitiveness of our operations may be impacted through the development and commercialization of other mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over the Company or that reduce the demand for the Company’s products and services or make them obsolete.
Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure.
Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs for existing and planned operations. For the Vara Mada Project, the Donald Project and the Bahia Project, new infrastructure will need to be built to support activities. However, unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.
Mining, mineral extraction, recovery and milling are subject to a high degree of risk, and we are not insured to cover against all potential risks.
Our operations and activities are subject to all the hazards and risks normally incidental to exploration, construction, development, extraction and mining of mineral properties, and recovery, processing and milling, including: environmental hazards; industrial accidents; labor disputes, disturbances and unavailability of skilled labor; encountering unusual or unexpected geologic formations; rock bursts, pressures, cave-ins and flooding; periodic interruptions due to inclement or hazardous weather conditions; technological and processing problems, including unanticipated metallurgical difficulties, ground control problems, process upsets and equipment malfunctions; tailings dam failures; the availability and/or fluctuations in the costs of raw materials and consumables used in our production and recovery processes; the ability to procure mining and other equipment and operating and other supplies in sufficient quantities and on a timely basis; and other extraction, mining, recovery, milling and processing risks, as well as risks associated with our dependence on third parties in the provision of transportation and other critical services. Many of the foregoing risks and hazards could result in damage to, or destruction of, our mineral properties or processing or recovery facilities, personal injury or death, environmental damage, delays in or interruption of or cessation of extraction, mining, production and recovery from our mines or processing facilities or in our exploration, construction or development activities, delay in or inability to receive regulatory approvals to transport our uranium, vanadium, REE, HMC or HMS products, and costs, monetary losses and potential legal liability and adverse governmental action. In addition, due to the radioactive nature of the materials handled in uranium and monazite extraction, mining, recovery, processing and transportation (both trucking and shipping), additional costs and risks are incurred by us on a regular and ongoing basis.
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
Risks associated with our REE business
There are a number of risks inherent to our REE activities, which, in addition to other applicable risks described in this Item 1A – Risk Factors, include the following:
•The risk of achieving and maintaining an adequate supply of monazite and/or other REE feed for processing at the Mill. Although the Company has acquired the Bahia Project, it is currently at the exploration and permitting stage and is not an operating mine. The same consideration applies to the Vara Mada Project and the Donald Project, although both the Vara Mada Project and the Donald Project are at a more advanced stage, they are not operating mines at this time. As a result, the Company does not currently own its own operating monazite-bearing mine(s) and is completely dependent on contractual arrangements for its REE feed sources at this time. There can be no guarantee that the

Company will be able to secure adequate monazite supply or other REE feed sources over the long-term at suitable prices or that the Bahia Project, Vara Mada Project or the Donald Project will be developed into operating monazite-producing mines. In addition, the price the Company may be required to pay for monazite sands and other REE feedstocks is subject not only to commercial factors but also to the risk of influence by foreign policy and/or foreign state-owned enterprises. We will evaluate potential acquisitions of additional mines or resource properties and joint ventures with mine or resource property owners, but there can be no guarantee that any such acquisitions or joint ventures can be realized on acceptable terms. Further, to the extent the Company is required to purchase monazite ore or other REE feed sources, we may be at a transportation cost disadvantage compared to processing facilities in China or elsewhere that may be closer to potential ore sources;
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
•The risk that we may not be able to increase our sources of natural monazite sands or other ores or feedstocks in amounts sufficient to sustain cost-competitive production of separated NdPr, REE oxides or other REE products at the Mill or elsewhere;
•The inability of the Company to successfully or cost-competitively process other types of REEs and uranium-bearing ores and materials at the Mill, such as MREC or those produced from coal-based resources or Alternate Feed Materials;
•The inability of the Company to successfully enhance and modify existing Mill facilities to commission or otherwise construct and operate its planned expansion of its Phase 1 Circuit and/or its Phase 2 Circuit at the Mill, and potentially other downstream REE activities, including metal-making and alloying, in the future at the Mill or elsewhere, at acceptable costs or at all;
•The risk of: permit and license challenges, the failure to obtain or retain any needed permit or license amendments, or changes in regulatory attitudes or interpretations. The Mill can produce RE Carbonate and/or separated NdPr, from uranium- ore and REE-bearing monazite sand ores, but additional permitting or licensing will be required to develop the Company’s planned Phase 1 Circuit expansion and Phase 2 Circuit and may be required to develop potential REE metal and metal alloy facilities at the Mill or elsewhere. The existing licensing regime and any new or existing permits or licenses or amendments that may be required are subject to challenge, which could delay or prevent existing production or any new construction, as well as any separation and other activities;
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
•The risk that further exploration, permitting and development work on the Bahia Project, Vara Mada Project and Donald Project may result in a determination by the Company that developing a mine on any of those properties is not feasible;
•The risks associated with HMC or HMS product production at the Company’s Bahia Project, Vara Mada Project, Donald Project or any other HMS project acquired by the Company in the future, and the risks associated with HMC and HMS product pricing could impact the profitability of mining any of the Company’s Bahia Project, Vara Mada Project and Donald Project or any such other HMS projects, which could impact the supply of monazite available to the Company from such projects;
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
•Failure to integrate acquisitions, including the Bahia Project, Vara Mada Project, Kwale Project and the Company’s interest in the Donald Project, and/or incorrectly assess the value or risks associated with such and other potential acquisitions;
•The risk that the Company will not be successful in working with the Government of Madagascar to agree upon and finalize fiscal and other terms applicable to the Vara Mada Project through an investment agreement, amendments to existing laws or other mechanisms as appropriate, and risks associated with the ability of the Company to maintain suitable fiscal terms or enforce any agreements with the Madagascar government over time;
•The risk that monazite will not be added to the Vara Mada Project’s mining permit on a timely basis, or at all or that all permits or required updates to any permits are not obtained on a timely basis, or at all;
•Risks associated with the reclamation and closure of the Kwale Project, including risks associated with the stability of tailings dams and other facilities;
•Risks associated with a Brazilian federal or state government delineating new conservation units or environmental protection areas or implementing a management plans or other restrictions that could impact planned exploration or production at the Bahia Project;
•Risks of challenges by special interest groups, political figures and other parties relating to our Bahia Project, Vara Mada Project, Kwale Project, Donald Project or any other HMS projects the Company may acquire or be associated with;
•The risk that a positive FID will not be made for the Vara Mada Project, Donald Project or Bahia Project on a timely basis or at all, and that any or all of the Vara Mada Project, Donald Project and/or Bahia Project will not be developed;
•Risks associated with fluctuations in price levels for HMC and HMS products, including the prices for ilmenite, rutile and zircon, which could impact planned production levels or the feasibility of production at any of our HMS projects;
•Risks related to conducting business operations in foreign countries including:
◦heightened risks of: expropriation of assets; business interruption; increased taxation; import/export controls; unilateral modification of concessions and contracts; changes in laws and regulations; changes in interpretations and/or the application of laws and regulations; and negotiating and maintaining satisfactory fiscal stability and other material arrangements and obtaining foreign country government approvals on a timely basis or at all;
◦risks associated with difficulties obtaining or maintaining safe, secure and reliable access to properties in project areas to conduct data collection and other activities, including but not limited to access needed to support the collection of baseline, geotechnical or other data, due to crime, community unrest or opposition to the Company’s projects;
◦geopolitical and country risks, including the risk of government instability and associated risks; and
◦human rights-related risks associated with the conduct of business in foreign countries, including risks associated with potential occurrences of forced labor, child labor, sex trafficking and other human rights abuses that the Company may not be able to identify and address; and
•Risks associated with our joint ventures, including risks associated with holding minority interests and managing relations with our joint venture partners.
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
Risks Associated with our New Metals and Alloys Initiatives
There are a number of risks related to our new metals and alloys initiatives, including:
•The risk that our Scheme of Arrangement with ASM will not be completed on the terms previously announced or at all;
•The risk that we are not able to successfully become the largest, fully-integrated "mine-to-metal and alloy" producer outside of China;
•The risk that we are unable to close a critical strategic gap in global supply chains for magnet applications;
•The risk that the Mill proves incapable of separating monazite into REE oxides for use in ASM’s metallization facilities;
•The risk that we are not able to enhance vertical integration, margin capture, and/or market share across the REE value chain;
•The risk that we are unable to sell REE products to end-users at multiple stages;
•The risk that we are unsuccessful at addressing a lack of downstream REE refining and conversion capability;
•The risk that ASM’s Dubbo Rare Earth Project (if successfully acquired) does not strengthen our pipeline of REE development projects;
•The risk that our projects do not sufficiently supply the planned expansion of the White Mesa Mill;
•The risk that ASM’s American Metals Plant does not provide Energy Fuels with a de-risked plan to construct a metals and alloys facility in the United States, whether capable of producing 2,000 tpa of alloy or at all;
•The risk that we are unable to become the largest fully integrated producer of REE material outside of China, including for any or all of REE oxides, metals and alloys;
•The risk that the ASM acquisition (if successful) does not benefit our shareholders, ASM’s shareholders and/or our collective valued customers;
•The risk that we are unable to deliver an expanded suite of REE products;
•The risk that we are unable to expand metal and alloy making in the U.S.;
•The risk that ASM’s Dubbo project does not provide additional long-term REE development and growth opportunities to our existing mineral resource portfolio;
•The risk that we are unable to capture accretive opportunities, differentiate ourself amongst our peers and/or ultimately provide unique value to customers in the ex-China rare earth supply chain;
•The risk that our actions do not translate into increased margins, cash flows, or market share for the Company and our shareholders;
•The risk that our exploration, permitting and/or development projects cannot be brought into commercial production; and
•The risk that our investment in developing ASM’s Australian projects does not create skilled local jobs and/or boost the critical resources sector.

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
We cannot predict what environmental legislation, regulations or policies will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted in the countries we operate. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine and other facility reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands and cultural resources. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, changes in regulatory attitudes and approaches, as well as potentially more vigorous enforcement policies, stricter interpretation of existing laws and stricter permit and license conditions may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays in our intended activities. There can be no assurance of our continued compliance or ability to meet stricter environmental laws and regulations and permit or license conditions or changes in attitudes or interpretations relating thereto. Delays in obtaining permits and licenses could impact expected Goods’ production levels or increases in expected uranium, vanadium, REE, HMC and/or HMS product extraction or production levels.
Our operations may require additional analyses in the future, including environmental, cultural, and social impact and other related studies. Certain activities require the submission and approval of environmental assessments or the more comprehensive environmental impact statements, and the like. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue operations or exploration and development of our properties or, if feasible, to commence construction, development, operation or other activities relating to mining facilities at such properties on terms that enable operations or activities to be conducted at economically justifiable costs. If we are unable to obtain or maintain licenses, permits or other rights for construction, development and operation of our properties, or otherwise fail to manage adequately future environmental issues, our uranium, vanadium, REE, HMC and/or HMS product recovery operations and metals and alloys production and mining activities could be materially and adversely affected.
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
Mining claims on U.S. federal lands are subject to mineral withdrawals by the federal government or the designation of national monuments by the President of the U.S. under the Antiquities Act. In both cases, the withdrawal or the designation of a national monument withdraws the area from location and entry under the Mining Law, subject to valid existing rights. What this means is that no new mining claims may be filed on the withdrawn or designated lands and no new plans of operations may be approved, other than plans of operations on mining claims that were valid at the time of withdrawal or designation and that remain valid at the time of plan approval. Whether or not a mining claim is valid must be determined by a mineral examination conducted by BLM or USFS, as applicable. The mineral examination, which involves an economic evaluation of a project, must demonstrate the existence of a locatable mineral resource and that the mineral resource constitutes discovery of a valuable mineral deposit. We believe that all our material Arizona Strip projects are on valid mining claims that would withstand a mineral examination. Mineral claims that are in the exploration stage and upon which economic deposits have not yet been delineated are generally prevented from proceeding to the plan of operations stage during the withdrawal period or indefinitely in the case of the designation of a national monument. See the discussions under Part I, Item 1. Description of Business - U.S. Land Tenure, above, for a discussion on the recent Grand Canyon withdrawal and designation of the Ancestral Footprints of the Grand Canyon National Monument in Arizona and the Bears Ears National Monument in Utah, none of which are believed to have significant impacts on the Company at this time, but which have the potential to significantly impact the Company in the future.
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
The Company is a “large accelerated filer,” meaning that, as of December 31, 2025: (i) we had a public float of $700 million or more as of the most recently completed second fiscal quarter; (ii) we had been subject to the requirements of the Exchange Act Section 13(a) or 15(d) for a period of at least 12 calendar months; (iii) we filed at least one annual report pursuant to the Exchange Act Section 13(a) or 15(d), and (iv) we were not eligible to use the requirements for “smaller reporting companies” under the applicable revenue test.
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
On December 27, 2020, the COVID-Relief and Omnibus Spending Bill, which included $75 million for the proposed establishment of a strategic U.S. uranium reserve, was signed into law (the “U.S. Uranium Reserve Program”). While the U.S. Uranium Reserve Program has made a number of appropriations, with the Company having sold some of its uranium inventory into the U.S. Uranium Reserve Program in 2023, there remains a risk that, if any future required appropriations passed by the U.S. Congress are deferred, or if they are implemented in a way that does not provide the required support for the Company’s activities, and uranium and vanadium markets do not support production activities and/or the Company’s REE and TAT initiatives are not adequate to otherwise sustain the Company’s other business activities, we may reduce our operational activities, including potentially monetizing certain non-core assets as required in order to minimize our cash expenditures while preserving our core asset base for increased production in the future as market conditions may warrant.
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

Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are held by U.S. residents, we are a U.S. domestic issuer for SEC reporting purposes, and the Company’s head office is located in the U.S., the Company is incorporated in Ontario, Canada. On September 30, 2018, trade representatives acting on behalf of the U.S., Mexico and Canada renegotiated the terms of the North American Free Trade Agreement (“NAFTA”) in what is known as the United States-Mexico-Canada Agreement (“USMCA”), which entered into force on July 1, 2020 after being approved by the U.S. Congress. At this time, the new or lasting impacts of the USMCA on the Company remain unclear. In addition, if the President of the U.S. takes action to withdraw from or materially modify certain other international trade agreements, and such actions depend on the jurisdiction of our incorporation, then our business, financial condition and results of operations could possibly be adversely affected, depending on the nature of the action.
Risks Related to Our Business
Some of our mineral properties may never be put into a state of production.
In addition to the Vara Mada Project and Donald Project as described below, depending on REEs, HMS, uranium and vanadium prices, some of our mineral properties may never be put into a state of production. Only three of our properties – the Vara Mada, Pinyon Plain and Sheep Mountain mines – contain Mineral Reserves as defined under S-K 1300 and NI 43-101 as well as the Donald Project, in which we own a 9.48% interest as of December 31, 2025. Because the probability of an individual prospect ever having Mineral Reserves as defined by S-K 1300 and NI 43-101 is uncertain, our other properties may not contain any Mineral Reserves. Even if Mineral Reserves are identified, depending on commodity prices, we may not put a property into a state of production due to insufficient capital or other reasons. Any funds spent on exploration, construction, development, E&R on any properties that are not put into production may be lost. We do not know with certainty that economically recoverable uranium. Vanadium, REEs, HMC or HMS products, as applicable, exist on all of our properties as defined by S-K 1300 and NI 43-101. Further, although we are undertaking uranium extraction activities at our Mill and are mining at several of our properties at current commodity prices, our lack of established Mineral Reserves on a number of our properties means that we are uncertain as to our ability to continue to generate revenue from our operations. We may never discover additional uranium, vanadium, REEs, HMC or HMS products in commercially exploitable quantities, and, depending on commodity prices, our identified deposits currently classified as Mineral Resources may never qualify as commercially mineable Mineral Reserves. We will continue to attempt to acquire the surface and mineral rights on lands that we think are geologically favorable or where we have historical information in our possession that indicates uranium, vanadium, REE and/or HMS mineralization might be present.
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
Due to significantly improved uranium prices in 2023, three of the Company’s conventional mines were brought back into operation near the end of the year, with the remaining conventional properties remaining either on standby, in the evaluation and permitting phase, undertaking rehabilitation and preparedness work or inactive. However, in times of depressed commodity prices when conventional mine production is entirely or significantly on standby, the Mill has relied primarily on processing Alternate Feed Materials and has also recycled tailings pond solutions for the recovery of uranium and vanadium. The Company continuously seeks to identify and secure additional Alternate Feed Materials and other sources of mill feed, such as materials from the cleanup of AUM sites. The Company is also continuing with its commercial production of separated NdPr and is in the process of permitting and developing its planned Phase 1 Circuit expansion and Phase 2 Circuit to allow for the expanded separation of REE oxides. However, there can be no assurance that sufficient conventional ores, Alternate Feed Materials, suitable tailings pond solutions, monazite, REEs and/or other sources of mill feed will be available in the future, or that our planned increases to production of separated REE oxides will be successful, so as to allow us to operate the Mill on a profitable basis and/or recover a portion of the Mill’s standby costs at any time.
There can be no guarantee that we will be able to enter into additional new term sales contracts in the future for our Goods on suitable terms and conditions.
The Company has six long-term sales contracts with U.S. nuclear utilities as of December 31, 2025 and is continuing to strategically pursue additional uranium sales commitments with pricing expected to have both fixed and market-related components. The Company believes that recent price increases, volatility and focus on security of supply in light of Russia’s ongoing invasion of Ukraine have increased the potential for the Company to make uranium sales and procure additional term sales contracts with utilities at pricing that sustains production and covers corporate overhead. However, there can be no guarantee that the Company will be able to enter into additional long-term contracts for the delivery of significant amounts of uranium at satisfactory prices in the future. Suitable fixed-price long-term contracts for vanadium, HMC and HMS products are generally not available and, generally, contracts for the sale of REE oxides and other REE products vary with the prices of REEs. Thus, there can be no guarantee that the Company will be able to enter into long-term contracts for the delivery of significant amounts of any of our Goods at satisfactory prices in the future. The failure to enter into new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions and resulting cash flows and income.
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
•potential failure of long-term structures, such as tailings dams or other facilities;
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
Our ability to earn up to a 49% interest in the Donald Project is dependent on the occurrence of a positive FID. The development of the Donald Project and the ability of the parties to approve the FID and to develop and operate the project is dependent on a number of factors including, but not limited to:
•the project being fully permitted;
•an evaluation of the economics of phase 1 of the Donald Project taking into account: the conclusions and recommendations in the Updated Phase 1 Definitive Feasibility Study; expected REE concentrate and HMC recoveries from the planned facilities; the development plan and budget for phase 1 of the Donald Project, and cash flow forecasts for both the joint venturers;
•the Company having secured commitments for satisfactory offtake and/or sales agreements for the separated REE products expected to be produced at the Mill or otherwise by the Company from the Donald Project REE concentrate;
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
•Donald Project Pty Ltd maintaining and renewing tenements relating to the Donald Project, including MIN5532, the current term of which expires in 2030 (and, for phase 2 of the project, the conversion of RL2002 into a mining lease);
•counter party risk in relation to Astron’s ability to perform its obligations under the Joint Venture Agreement;
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
The exploration, construction, development and acquisition of mineral properties and the ongoing operation of mines and other facilities, including the Vara Mada Project, the Donald Project, the Bahia Project, and the planned Phase 1 Circuit expansion and proposed Phase 2 Circuit at the Mill, requires a substantial amount of capital and may depend on our ability to obtain financing through joint ventures, debt financing, equity financing and/or other means. We may accordingly need further capital in order to take advantage of further opportunities or acquisitions. Our financial condition, general market conditions, volatile REEs, HMC, HMS product, uranium and vanadium markets, volatile interest rates, legal claims against us, a significant disruption to our business or operations, or other factors may make it difficult to secure financing necessary for the expansion of mining activities or to take advantage of opportunities for acquisitions. Further, volatility in the credit markets may increase costs associated with debt instruments due to increased spreads over relevant interest rate benchmarks, or may affect our ability, or the ability of third parties we seek to do business with, to access those markets. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings due to a low share price and may create the potential need for us to offer higher discounts and other value (e.g., warrants). There is no assurance that we will be successful in obtaining required financing as and when needed on acceptable terms, if at all.
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
The granting of mineral rights in Brazil is performed in four steps: exploration authorization, right to request a mining concession, mining concession request and mining concession grant. Each step requires that certain actions must be taken, results must be achieved by the Company, and in some circumstances approvals must be obtained, within certain time periods, which can be extended or renewed in certain circumstances by the ANM. The Company’s mineral rights in Brazil are at risk of being forfeited if the Company fails to take the required actions, fails to achieve the required results or fails to obtain the required approvals, within the required time frames and ANM declines to extend or renew such time frames. The forfeiture of any such mineral rights could have a material adverse effect on our operations. See Part I, Item 2. The Bahia Project.
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
We are currently in the process of negotiating and clarifying access rights to certain of our properties, such as the Roca Honda Project, the Wate Project, the Donald Project, the Bahia Project and the Vara Mada Project, with private landholders or holders of various types of surface or habitation rights, including relocations of inhabitants to more suitable locations, in accordance with applicable local and international protocols, in certain circumstances. There can be no guarantee that we will be able to negotiate or clarify such access rights on favorable terms, or at all. The failure to negotiate or clarify such access rights on suitable terms could have a material adverse effect on our operations.
We face heightened risks relating to the business we conduct in foreign jurisdictions which could have a material adverse effect on our operations, liquidity and/or financial condition.
The Company faces a number of risks related to conducting business operations in foreign jurisdictions (including Brazil, Australia, Africa and (pending the successful acquisition of ASM) South Korea), such as heightened risks of political instability, expropriation of assets, business interruption, increased taxation, import/export controls, unilateral modification of concessions and contracts. We also face the typical risks associated with doing business in foreign countries, including: different market and economic forces, resulting from new business environments with new competitors and different consumer preferences; dealing with local suppliers who may have a strong foothold in the area; the need to build up brand awareness and trust in a new market; different customer and supplier demographics; language and cultural barriers; extreme weather events and natural disasters that can present a sustained business risk relating to supply logistics and other factors; the additional requirements of foreign legal systems; the impacts of foreign tax requirements; the need to comply with foreign regulations and operations compliance; the need to comply with foreign legal systems, including as they relate to contract enforceability; the requirement to stay abreast of and remain in compliance with changing laws and regulations; inconsistent application of existing laws; social unrest; and the lack of purchasing power parity compared to domestic competitors. Any number of these risks could have a material adverse effect on our operations, liquidity and/or financial condition.
The Company may face tax risks in certain operating foreign jurisdictions and unexpected taxes could be imposed on us which could have a material and adverse effect on our financial position.
Our operations and business in foreign jurisdictions, including Brazil, Australia, Africa and (pending the successful acquisition of ASM) South Korea, may increase our susceptibility to sudden tax changes. Taxation laws in these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. Any unexpected taxes imposed on us could have a material and adverse impact on our financial position.

Our operations outside the United States and Canada require us to comply with a number of United States, Canadian and international regulations, violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our operations outside the U.S. and Canada require us to comply with a number of U.S., Canadian and other international regulations. For example, our operations in countries outside the U.S. and Canada are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage, as well as to the Corruption of Foreign Public Officials Act (“CFPOA”), which is the Canadian equivalent of the FCPA and the Australian anti-bribery laws set out in the Australian Criminal Code Act 1995 (Cth) (the “CCA”). Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA, CFPOA and CCA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, and agents outside of the U.S. may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
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
The development of the Vara Mada Project requires certain actions of the Government of Madagascar and the Company, including formalizing the terms and conditions set out in the Madagascar MOU, agreement upon and promulgation of an enforceable Stability Mechanism and the satisfaction of other material conditions, which may not occur on a timely basis, or at all. Further, the development of the Vara Mada Project is dependent on several factors beyond our control.
Development of the Vara Mada Project is dependent on several factors including, but not limited to:
•securing requisite fiscal and legal stability through the implementation of the Stability Mechanism;
•formalizing the terms and conditions of the Madagascar MOU;
•the Company advancing activities necessary to achieve a FID;
•satisfaction of the terms and conditions of the Madagascar MOU by both the Company and the Government of Madagascar;
•having monazite included as a mineral for exploitation on the Vara Mada exploitation permit on a timely basis;
•securing requisite and timely land access for the Vara Mada Project area and its associated infrastructure areas to support additional baseline studies, hydrogeological studies, permitting activities, development activities, geotechnical work, construction and mining operations;
•access to adequate capital to fund development;
•completion of updates to the project Environmental and Social Impact Assessment (“ESIA”) and receipt of related Project approvals;
•obtaining regulatory consents and approvals necessary for, or exemptions beneficial to, development and production on a timely basis;
•commodity prices and securing necessary offtakes on reasonable terms;
•geotechnical conditions;
•recruitment and retention of appropriately skilled and experienced employees, contractors and consultants; and
•securing and maintaining positive relations with host communities and regional and national governments/officials.

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
Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses are measured in Canadian dollars and Brazilian Real. The operations of the Company’s HMS Division based in Perth, Western Australia are also primarily conducted in U.S. dollars, though some are conducted in currencies other than the U.S. dollar (including, Australian dollars, Kenyan Shillings and Malagasy Ariary). The fluctuation of the Canadian dollar, Australia dollar, Brazilian Real, Kenyan Shilling and/or Malagasy Ariary in relation to the U.S. dollar will consequently have an impact on our profitability and may also affect the value of our assets and shareholders’ equity. In addition, any strengthening of the U.S. dollar relative to other currencies makes our mineral E&R less competitive in relation to similar activities in other countries and could have a material impact on our cash flows and profitability and affect the value of our assets and shareholders’ equity.
We may not realize the anticipated benefits of previous acquisitions which could impair our results of operations, profitability and/or financial results.
We may not realize the anticipated benefits of acquiring: the Bahia Project in Brazil in 2023, the Donald Project in Australia in 2024 (by way of up to a 49% earn-in interest), Base Resources in 2024, including the Vara Mada Project (then known as the Toliara Project) and Kwale Project in Africa, and ASM (acquisition pending) due to integration, operational and market challenges relating to our Goods. Decreases in commodity prices have required us to place or maintain a number of acquired properties and facilities on standby and to defer permitting and construction and development activities on certain other acquired assets, until market conditions warrant otherwise, and, in some cases, we have elected to sell or abandon certain of these properties (in some cases, at a loss). Our success following those acquisitions will depend in large part on the success of our management in valuing the acquired assets and integrating the acquired assets into the Company. Our failure to properly value the assets and to achieve such integration and to mine or advance such assets could result in our failure to realize the anticipated benefits of those acquisitions and could impair our results of operations, profitability and/or financial results.
We prepare estimates of future uranium, uranium/vanadium, REE (monazite), HMC and HMS product E&R, and future metals and alloys production, and there are no assurances that such estimates will be achieved.
We may from time to time prepare estimates of future uranium, vanadium, monazite, REE, HMS or other mineral E&R, or future metals and alloys production (pending the successful acquisition of ASM), or increases in - or relating to our ability to increase, as market conditions warrant or otherwise - uranium, vanadium, monazite, REE, HMS or other mineral E&R, or future metals and alloys production, for particular operations. No assurance can be given that any such E&R or production estimates will be achieved, nor can assurance be given that E&R or production increases will be achieved in a cost effective or timely manner. Failure to achieve such estimates at all or in a cost-effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of Mineral Resource and Mineral Reserve estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing/production; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes, and any geopolitical considerations; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or injunctions, or lack thereof, relating to any approvals, licenses or permits.
Our actual uranium, vanadium, monazite, REE, HMC, HMS product or other mineral E&R, and future metals and alloys production, may vary from their estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors relating to the Mineral Resources and Mineral Reserves, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with E&R and metals and alloys production; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; geopolitical considerations in the jurisdictions in which we operate; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.
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
The majority of our properties do not contain any Mineral Reserves under S-K 1300 and NI 43-101. See Item II. Cautionary Note to Investors Concerning Disclosure of Mineral Resources and Reserves.
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
There can be no assurance that our future exploration, construction, development and acquisition efforts will be successful in replenishing our Mineral Resources or finding or developing Mineral Reserves. In addition, while we believe that many of our properties will eventually engage in extraction or mining activities, such as the Bahia Project, the Vara Mada Project and the Donald Project, there can be no assurance that they will be placed into such activities, or that they will be able to replace current extraction or mining activities.
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
In addition, we rely on monazite for our Phase 1 Circuit and proposed Phase 2 Circuit production at the Mill. There can be no assurance that additional sources of monazite will be forthcoming in the future on commercially acceptable terms or otherwise, or that the Bahia Project, Vara Mada Project and/or Donald Project, which are currently in various phases of exploration, permitting and development, will be commercially profitable.
Our sales of Goods expose us to the risk of non-payment.
Our sales of Goods expose us to the risk of non-payment. We manage this risk by monitoring the credit worthiness of our customers and requiring prepayment or other forms of payment security from customers with an unacceptable level of credit risk. Most of the Company’s uranium sales are to major nuclear utilities, which pose a relatively low risk of non-payment due to their large size and capitalization.
We are dependent on key personnel and qualified and experienced employees.
Our success will largely depend on the efforts and abilities of certain senior officers and key employees, some of whom are approaching retirement. Certain of these individuals have significant experience in the uranium, REE, HMS and (pending the successful acquisition of ASM) metals and alloys industries. The number of individuals with significant experience in these industries is small. While we do not foresee any reason why such officers and key employees will not remain with us, other than through retirement, if for any reason they do not, we could be adversely affected. We have not purchased key person life insurance for any of these individuals, other than for our Chief Executive Officer (“CEO”).

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
Nevertheless, our success will depend on the availability of qualified and experienced employees to work in our operations and our ability to develop, attract and retain such employees. The number of individuals with relevant mining and operational experience in the Company’s key industries, especially the U.S. uranium, and REE, HMS industries and metals and alloys, is small. As the Company grows there is a risk that we may not be able to grow our qualified workforce and management team in pace with the growth of our business and activities, which could hamper our growth efforts.
We are dependent on business partner, government and third-party consents and approvals.
We have a number of joint ventures and other business relationships from time to time relating to our properties and projects, including key projects, such as the Arkose Mining Venture and the Donald Project, which can restrict our ability to act unilaterally with respect to those projects in certain circumstances. There can be no assurances that we will be able to maintain relationships with our joint venture and business partners to allow for satisfactory exploration, permitting, construction, development, extraction, mining, recovery or milling relating to any such projects. Our operations and activities are also dependent from time to time on receiving government and other third-party consents and approvals. There can be no assurances that all such consents and approvals will be forthcoming when required.
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
Although our primary trading market is the NYSE American, a majority of our outstanding voting securities are registered in the names of holders in the U.S. and we are a U.S. domestic issuer for reporting purposes with the SEC, our head office is in the U.S., the Company was incorporated in Ontario and, as a result, investors in the U.S. or in other jurisdictions outside of Canada may have difficulty bringing actions and enforcing judgments against us, our directors, our executive officers and some of the experts named in this Annual Report and the Company’s other SEC filings, including the Annual Report on Form 10-K (“Form 10-K”) for fiscal year 2023, based on civil liabilities provisions of the federal securities laws or other laws of the U.S. or any state thereof or the equivalent laws of other jurisdictions of residence.

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
Artificial intelligence presents risks and challenges that can impact our business by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. We have adopted and at some levels integrated, and intend to continue utilizing and potentially expanding in the future, certain AI tools into our systems for specific use cases. In addition, our vendors and other service providers may incorporate generative AI tools into their offerings without disclosing or fully clarifying this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit us or our vendors’ and other service providers’ ability to maintain an adequate level of service and security. If we or others with whom we work experience an actual or perceived breach of privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
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

•the Company may be required to compromise protections or yield rights to technology, data or intellectual property in order to conduct business in or access markets in a foreign jurisdiction, either through formal written agreements or due to legal or administrative requirements in the host nation; and
•the Company may inadvertently violate the intellectual property rights of others, which could result in the loss of intellectual property the Company had believed it had developed or acquired, and/or damages payable to others.
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
We account for our economic ownership interest in our equity method investments using the equity method of accounting. Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we may be required to provide in our annual reports on Form 10-K financial statements for our equity method investments (the “Regulation S-X Financial Statements”). If required to provide Regulation S-X Financial Statements for these equity method investees, we have relied, and may in the future rely, on these equity method investees to provide us with their Regulation S-X Financial Statements. In addition, we do not control the financial reporting process of our equity method investees and cannot change the way in which these equity method investees report their respective financial results.
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
The Company accounts for investments over which it exerts significant influence, but not control, over the financial and operating policies through ASC Topic 323 – Equity Method and Joint Ventures. Changes in income or loss in these investments are recognized in Loss from unconsolidated affiliates in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The resulting related gains or losses are not fully within the control of the Company and could be material.
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
Upon the occurrence of a fundamental change (as defined in the indenture governing the Notes), subject to certain conditions and limited exceptions, we will be required to offer to repurchase from holders all or a portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely Common Shares to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to make an offer to repurchase Notes at a time when the offer to repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture governing the Notes would constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely Common Shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions.
If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common shares. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common shares.
We can provide no assurances as to the financial stability or viability of the counterparties.
In addition, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The capped call transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.
General Risk Factors
We are subject to Global Economic Risks.
In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. During the global financial crisis of 2007-2008, economic problems in the U.S. and Eurozone caused deterioration in the global economy as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets, and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency) could create economic and financial disruptions. These types of challenges can impact commodity prices, including for our Goods, as well as currencies and global debt and stock markets. As a result of COVID-19, or in the case of a future pandemic or other widespread health emergency, quarantine or otherwise, requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.
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
Changes in U.S. laws and policies regulating international trade, including the imposition of import tariffs, changes to regulations affecting cross-boarder trade and transactions, trade and other disputes between the United States and other jurisdictions, or USAID funding cuts, and retaliatory measures by other jurisdictions in response to U.S. measures, may adversely impact our business, financial condition and results of operations.

There continues to be discussion and dialogue in the U.S. Government regarding potential changes to U.S. legislation, regulations, import tariffs, administrative measures, and policies that affect trade and transactions with other countries including Canada, China, the European Union, Mexico, and other U.S. trading partners, and potential retaliatory tariffs and other measures by such countries. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has announced tariff actions against certain imported goods and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials that we import to the U.S. or the relevant suppliers and other parties, such products and materials could become significantly more expensive or unavailable, which could have a material adverse impact on our business, financial condition, and results of operations. Conversely, if the U.S. Government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the U.S. uranium industry and could have a material adverse impact on our business, financial condition, and results of operations.
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
Russia’s February 2022 invasion of Ukraine continues to severely impact global energy markets and supply chains by causing economic uncertainty, price volatility, supply shortages and national security concerns to such a degree that the International Energy Agency (“IEA”) has called it “the first truly global energy crisis, with impacts that will be felt for years to come.” As the Company is engaged in a number of energy sectors, including uranium, REEs and vanadium, it is expected that such global impacts will necessarily impact the Company, though the full extent of any such impacts are not well understood at this time. While supply and shipping impacts could materially interfere with our ability to conduct business, for example, other global responses - such as the U.S. Inflation Reduction Act’s provision of funds for energy and climate programs, including the expansion of tax credits and incentives to promote clean energy technologies (see Table 6.3 Recent policy changes and announcements regarding electricity supply, World Economic Forum), and an apparent shift away from global reliance on Russian exports via government sanctions and other means - could materially benefit our business by creating additional market opportunities with utilities providers attempting to lessen their reliance on Russian markets.
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
To date, the Company has not experienced any supply chain disruptions from the Russian invasion of Ukraine.
The price of our Common Shares is subject to volatility.
Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally and market perceptions of the attractiveness of particular industries. The price of our securities is also likely to be significantly affected by short-term changes in the prices of our Goods, changes in industry forecasts of prices of our Goods, other mineral prices including oil and natural gas, currency exchange fluctuation, or in our financial condition or results of operations as reflected in our periodic earnings reports.
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
If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of any of these factors, the market price of our securities at any given point in time may not accurately reflect our long-term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities and following major corporate transactions or M&A. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains a Cybersecurity Risk Management Program (“CRMP”) designed to identify, assess, manage, monitor, mitigate and report cybersecurity risks, which is integrated into the Company’s enterprise risk management framework. The CRMP applies a layered security approach across prevention, detection and mitigation, informed by ongoing assessment of the threat landscape.
The Company operates an Information Security Management System (“ISMS”) comprised of a coordinated set of IT security policies, standards and procedures designed to protect information assets and support effective management of cybersecurity risks. The ISMS includes IT-focused policies covering areas such as access control, change management, patch management and operation security, as well as user-focused policies addressing acceptable use, artificial intelligence usage and password guidelines.
These policies are reviewed periodically and updated as required to reflect changes in risk, technology and regulatory expectations. The Company’s Cybersecurity Policy, which governs the ISMS and is maintained on a confidential basis, is reviewed and approved annually by the Audit Committee and the Board. Cybersecurity training is an integral component of the ISMS and focuses on educating employees on their obligations under these policies, reinforcing secure use of Company systems and data and supporting consistent policy compliance across the organization with training tailored to roles and responsibilities.
The underlying controls of the CRMP are aligned with internationally recognized best practices, standards and regulatory frameworks for cybersecurity, information security and data protection. These include, where applicable, the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, the Center for Internet Security (“CIS”) and Service Organization Controls (“SOC 1”) issued by the American Institute of Certified Public Accountants. The CRMP is designed to support compliance with applicable global privacy and data protection obligations, including the Australian Privacy Act 1988 (“Privacy Act”) and the EU General Data Protection Regulation (“GDPR”), and is expected to be scalable across all jurisdictions in which the Company operates, now and in the future. The Company’s evaluation of, and integration efforts relating to, these existing frameworks have resulted in strongly aligned information security and risk management elements, methods and technologies. The Company continually scrutinizes and refines its cybersecurity and risk management programs to ensure they remain responsive to the evolving threat landscape and effectively address emerging risks across all areas of the business.
The Company has expanded its investment in IT and cybersecurity with the implementation of layered security controls, improved identification and protection of critical assets, and strengthened monitoring and alerting capabilities. As part of this approach, the Company has implemented a fully managed Detection and Response (“MDR”) service that combines an advanced security platform spanning endpoint, identify and cloud environments with 24/7 monitoring by specialist security analysts. This service provides continuous threat hunting, investigation and response capabilities to proactively detect and contain cybersecurity threats.
The Company has appointed a Director Global IT to assess and analyze the Company’s enterprise cybersecurity, governance, risk, and compliance (“GRC”) operations and programs against the NIST Cybersecurity Framework and the CIS Critical Security Controls. In addition, the Company engages specialist independent third-party cybersecurity firms to conduct annual penetration testing (internal and external) to validate the effectiveness of technical controls and identify areas for improvement. These activities support the ongoing maturity of the Company’s cybersecurity program and inform a rolling multi-year roadmap to further enhance the Company’s cyber resilience and to protect stakeholders, systems and information assets.
The Company has established its interdisciplinary team to monitor and assess cybersecurity risks on an ongoing basis, which is led by the Company’s Chief Financial Officer (“CFO”). It is a cross-departmental team that consists of legal, finance, internal audit and operations personnel, with all significant implementation efforts executed by the Director Global IT, who has more than 30 years of experience in IT, including extensive involvement in cybersecurity strategy, enterprise risk management and the oversight of IT environments spanning multiple sites and jurisdictions. The team is in charge of developing, maintaining and measuring compliance with CRMP and dedicates significant resources to cybersecurity and risk management processes to adapt to the ever-changing cybersecurity landscape and to respond to emerging threats in a timely and effective manner. Additionally, the team reviews enterprise-level cybersecurity risks at least annually, or more frequently as required, including risks arising from third-party service providers.

The Company maintains a structured cybersecurity incident management framework supported by continuous security monitoring, employee awareness and training and formally documented response procedures. Any cybersecurity incidents are identified through technical and internal reporting mechanisms and are managed in accordance with the Company’s Incident Response Plan and Disaster Recovery Plan (together, the “Response Plans”).
The Response Plans define the governance, escalation, containment, investigation, remediation, recovery and communications requirements for cybersecurity incidents, including executive and Board-level oversight where appropriate. The framework is designed to enable timely detection, effective response and orderly recovery from cybersecurity incidents while supporting regulatory and contractual reporting obligations and the safe restoration of normal business operations.
The Board has delegated primary oversight of the Company’s cybersecurity risks and management’s approach to monitoring, mitigating and responding to those risks to the Company’s Audit Committee. Management, led by the CFO and supported by relevant cross-functional leaders, providing the Audit Committee with regular updates on the effectiveness of the CRMP at least quarterly, and more frequently as required. These updates cover material developments in the threat environment, emerging standards, vulnerability and risk assessments, third-party reviews and relevant technology and information security trends. Cybersecurity risks are also reviewed by the Board annually as part of the Company’s enterprise risk management process. The Audit Committee receives timely notification of any cybersecurity incident that meets applicable regulatory or stock exchange reporting thresholds, along with ongoing updates until the incident is fully resolved.
The Company faces risks from “cybersecurity threats” (as defined in Item 106(a) of Regulation S-K) that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Company has experienced, and will likely continue to experience, immaterial “cybersecurity incidents” (as defined in Item 106(a) of Regulation S-K) in the ordinary course of its business. However, prior cybersecurity incidents have not had, and are not reasonably likely to have, a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. See Part I, Item 1A. Risk Factors – An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.

ITEM 2. DESCRIPTION OF PROPERTIES

Energy Fuels Global Projects
See US Projects Map
Kwale Project (Kenya)
Bahia Project (Brazil)
Vara Mada Project (Madagascar)
Donald Project Joint Venture (Australia)
N
0 1,000 2,000 4,000
Miles

Energy Fuels US Projects
Nichols Ranch Complex (ISR Uranium - Wyoming)
Sheep Mountain (Uranium - Wyoming)
La Sal Complex (Uranium - Utah)
Bullfrog (Uranium - Utah)
White Mesa Mill (Processing Facility - Utah) Uranium, REEs, Vanadium
Pinyon Plain (Uranium - Arizona)
Roca Honda (Uranium - New Mexico)
N
0 100 200 400
Miles

Overview
Energy Fuels is a leading U.S.-based critical materials company. The Company mines uranium and produces natural uranium concentrates that are sold to major nuclear utilities for the production of carbon-free nuclear energy. In 2021, Energy Fuels began production of mixed RE Carbonate, an advanced REE material at the White Mesa Mill and in 2024 produced commercial quantities of on-spec separated NdPr. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments. Energy Fuels holds two of America's key uranium production centers: the White Mesa Mill in Utah and the Nichols Ranch ISR Project in Wyoming. In 2023, the Company acquired the Bahia Project in Brazil, which is an HMS project. In 2024, the Company entered into a Joint Venture Agreement (“JVA”) with Astron Corporation on its HMS project, the Donald Project, in Victoria, Australia and acquired 100% of Base Resources, an Australian company with HMS projects in Kenya (Kwale) and Madagascar (Vara Mada). All the Company’s HMS projects are believed to have significant quantities of titanium (ilmenite and rutile), zirconium (zircon) and REE (monazite) minerals.
On January 20, 2026, the Company entered into a definitive agreement to acquire 100% of the issued share capital of ASM by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical minerals company with REE mining, processing, and metallization assets, including the Dubbo Project in New South Wales, a metallization and alloying facility in South Korea, and plans to potentially construct a metallization and alloying facility in the U.S. The completion of this acquisition, which is subject to receipt of ASM shareholder, court and regulatory approvals, is expected as early as June 2026, and would make the Company a fully integrated REE “mine-to-metal and alloy” producer outside of China, thereby providing the Company with the potential for additional cashflow, margin, and product line offerings in REE metals and alloys. See Part II, Item 7. Proposed Acquisition of Australia Strategic Materials Limited and Note 21 - Subsequent Events to the consolidated financial statements for more information.
ISR Uranium Activities
The Company conducts its ISR recovery activities through its Nichols Ranch Project in northeast Wyoming, which it acquired in June 2015 through the acquisition of Uranerz Energy Corporation (“Uranerz”).
The Nichols Ranch Project includes: (i) the Nichols Ranch Plant (100% ownership); (ii) the Nichols Ranch Wellfields (100% ownership); (iii) the Jane Dough Property (81% ownership); (iv) the Hank Project (100% ownership), which includes the permitted but not constructed Hank Satellite Plant; (v) North Rolling Pin (100% ownership); and (vi) West North Butte (100% ownership). See The Nichols Ranch Remaining Mineral Resources – In Situ Uranium. The Company also acquired through the acquisition of Uranerz the Reno Creek Property (which it has since sold) and the Arkose Mining Venture, a joint venture of ISR properties held 81% by Energy Fuels. See Non-Material Mineral Properties - Other ISR Projects. Production from existing wellfields at Nichols Ranch was depleted during 2020. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields. While production at the Nichols Ranch Project is currently being maintained on standby, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop a wellfield to be ready for potential recommencement of production within 12 months of a “go” decision.
Conventional Uranium Activities
The Company conducts its conventional uranium E&R activities through its 100% owned White Mesa Mill, which is the only operating conventional uranium mill in the U.S. The Mill, located near Blanding, Utah, is centrally located such that it can be fed by a number of the Company’s uranium and uranium/vanadium projects in Colorado, Utah, Arizona and New Mexico, as well as by ore purchase or toll milling arrangements with third party miners in the region, as market conditions warrant. The Company also owns the Sheep Mountain Project in Wyoming, which is a conventional uranium project. Due to its distance from the White Mesa Mill, the Sheep Mountain Project is not expected to be a source of feed material for the Mill. The Sheep Mountain Project consists of the Sheep Mountain Extraction Operation (both open pit and underground), which is permitted, and the proposed Sheep Mountain Processing Operation (heap leach), which is not permitted at this time.
The Company’s principal conventional uranium properties include the following:
•the White Mesa Mill (see The White Mesa Mill);
•the Pinyon Plain Project (see The Pinyon Plain Project);
•the Roca Honda Project (see The Roca Honda Project);
•the Sheep Mountain Project (see The Sheep Mountain Project);
•the Bullfrog Project (see The Bullfrog Project);
•the La Sal Project (see The La Sal Project);

•the Arizona Strip uranium properties located in north-central Arizona, including: the Arizona 1 Project, the Wate Project, and EZ Project (see Non-Material Mineral Properties – Other Conventional Projects – Arizona Strip); and
•the Whirlwind Project located in southwest Colorado on the Colorado and Utah border (see Non-Material Mineral Properties – Other Conventional Uranium Projects – Colorado Plateau).
The Company has a 100% interest in all these conventional properties.
The Mill is licensed to process 2,000 tons of mineralized material per day. It is primarily a uranium recovery facility that mills uranium mineralized materials from the Company’s uranium mines on the Colorado Plateau as well as ore purchased or toll milled from third party miners in the region, as market conditions warrant. In addition, the Mill can recycle other uranium-bearing materials not derived from natural or native ore, known as Alternate Feed Materials, for the recovery of uranium, alone or in combination with other metals. In this regard, the Company is currently evaluating a number of potential Alternate Feed Materials for the recovery of uranium. The Mill is also pursuing other opportunities to process mineralized materials from the clean-up of AUM on the Navajo Reservation and in the Four Corners area of the U.S. Energy Fuels began production of mixed RE Carbonate, an advanced REE material, at the White Mesa Mill, in 2022 and 2023 and produced commercial quantities of separated NdPr at its Phase 1 Circuit at the White Mesa Mill in 2024. The Mill produced pilot-scale quantities of Dy oxide in 2025 and expects to produce pilot-scale quantities of Tb oxide in early 2026. The Company is planning further enhancements to expand its heavy REE production at its existing Phase 1 Circuit for the planned recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials. The Company also plans to expand its NdPr, Dy and Tb production capability and potentially other REE material production capability in the future through the development, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials, of its proposed stand-alone Phase 2 Circuit with a total planned capability (from the Phase 1 Circuit and Phase 2 Circuit) of up to approximately 6,000 tonnes of NdPr, 200 tonnes of Dy and 60 tonnes of Tb per year, along with other REEs, described in more detail below, from monazite concentrates, MREC or similar feed materials. See Part I, Item 2. The White Mesa Mill and Part II, Item 7. Rare Earth Elements Segment for additional information. Energy Fuels also produces vanadium from certain of its projects, as market conditions warrant, and is evaluating the recovery at the Mill of radionuclides needed for emerging cancer treatments.
The material projects are shown on the map above and are described in further detail below. Properties that the Company does not consider material are summarized at the end of this Item 2.
Heavy Mineral Sands
The Company has diversified its asset base into HMS through both acquisitions and a joint venture. These projects include the acquisition of the Bahia project in 2023, joint venture on the Donald Project in 2024 and the acquisition of the Kwale and Vara Mada projects through the Company’s acquisition of Base Resources in October 2024. Typical heavy mineral sand operations produce titanium minerals (ilmenite, leucoxene and rutile) zirconium minerals (zircon) and monazite. This strategy of diversification provides the Company with long-term company-controlled monazite that is a by-product of HMS mining. The monazite produced from these projects will be sent to the Mill for processing into separated rare earth oxides (NdPr, Tb, Dy and potentially other REE oxides).
The Company’s principal HMS projects are the following:
•the Vara Mada Project (formerly known as the Toliara Project) (see The Vara Mada Project);
•the Donald Project (see The Donald Project);
•the Bahia Project (see The Bahia Project);
•the Kwale Mine (see Non-Material Mineral Properties – Other Heavy Mineral Sand Projects - The Kwale Project).
Uranium, Vanadium and Rare Earth Recovery History
The Company recovers uranium, vanadium and rare earths at its White Mesa Mill in Blanding, Utah. The following tables show the mineralized material processed and pounds of uranium and vanadium total rare earth oxides and separated NdPr recovered from the Company’s projects and facilities from January 1, 2021 to December 31, 2025:
Recovery History (1)

Project or Source(1)	2025	2024	2023	2022	2021
Conventional Feed Materials (Conventional Uranium Mineralized Material)(2)

Tons (000)	134.5	55	—	—	—
Contained Grade % U3O8	0.32	0.11	—	—	—
Recovered Pounds U3O8 (000)	765.5	78	—	—	—
Conventional Feed Materials (Uranium Mineralized Material – Monazite)(3)
Tons (000)	—	0.55	0.36	0.4	0.39
Contained Grade % U3O8	—	0.38	0.46	0.45	0.50
Contained Grade % TREO	—	46.33	47.25	46.79	53.45
Recovered Pounds U3O8 (000)(10)	—	2	—	1	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)(4)	—	38	160	93	74
Recovered Metric Tons NdPr Oxide (or equivalent)(5)	—	38	—	—	—
Alternate Feed Materials(6)
Tons (000)	3	1	—	3	—
Ave. % U3O8	5	5.27	—	3.3	—
Recovered Pounds U3O8 (000)	186	77.4	—	161	—
Tailings Solution Recycle & Production from In-Circuit Material(8)
Recovered Pounds U3O8 (000)	63	—	—	—	—
Recovered Pounds V2O5 (000)	—	—	—	—	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)	—	—	—	—	—
Nichols Ranch(9)
Recovered Pounds U3O8 (000)	0.7	1	0.2	0.5	0.5
Total Pounds of U3O8 Recovered (000)(7)	1,014.5	158.4	0.2	162.5	0.5
Total Pounds of V2O5 Recovered (000)	—	—	—	—	—
Total Metric Tons of TREO Recovered	—	—	160	93	0.074
Total Metric Tons of NdPr Oxide (or equivalent) Recovered	—	38	—	—	—
Notes:
(1)Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill or at the Nichols Ranch Plant, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)Conventional Uranium Mineralized Materials include uranium ore produced at uranium mines owned by the Company (including the Pinyon Plain, La Sal and Pandora mines) and third-party ore received from regional uranium mines.
(3)Includes uranium and TREO recovered from monazite processing.
(4)Inclusive of recovered metric tonnes NdPr oxide (or equivalent) in line below.
(5)In 2024, the Mill produced an NdPr oxalate. The number reported is the equivalent quantity of NdPr oxide assuming that the NdPr oxalate was calcined and converted to an oxide.
(6)All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period from 2021 through 2025. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.

(7)The 1,015,000 pounds recovered in 2025 include nil pounds recovered for the accounts of third parties. The 77,400 pounds recovered in 2024 include nil pounds recovered for the accounts of third parties. The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties.
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
(10)Uranium recovered in 2022 from monazite processing includes the uranium remaining in circuit from 2021 processing of monazite, and uranium recovered in 2024 includes the uranium remaining in circuit from previous years' processing of monazite. As of December 31, 2025, approximately 4,000 pounds of U3O8 remained in circuit for future recovery.
Mineral Extraction
The following table shows the extraction history from January 1, 2021 to December 31, 2025 from uranium properties currently owned by the Company:

Project(1)	2025	2024	2023	2022	2021
Nichols Ranch(2)
Recovered Pounds U3O8 (000)	0.7	1	0.2	0.5	0.5
Pinyon Plain
Tons (000)	47.2	6.8	—	—	—
Contained Pounds U3O8 (000)(3)	1,534	208	—	—	—
La Sal Complex(4)
Tons (000)	44.9	30.9	—	—	—
Contained Pounds U3O8 (000)(5)	155.1	118.8	—	—	—
Notes:
(1)All properties reported in this table were owned by the Company on December 31, 2025 and continue to be owned by the Company.
(2)Uranium pounds recovered since 2021 are immaterial and correspond to pounds captured during standby.
(3)Contained pounds is based on radiometric probing of ore when mined and/or upon receipt at the White Mesa Mill. Probed grade for Pinyon Plain is 1.62% U3O8 and are based on wet tons with a moisture content of 8.48%.
(4)The La Sal Complex is made up of three operating mines, La Sal, Beaver and Pandora.
(5)Contained pounds is based on radiometric probing of ore when mined and/or upon receipt at the White Mesa Mill. Probed grade for the La Sal Complex is 0.17% U3O8. These numbers account for only newly produced tons and pounds, additional low-grade material mined during previous campaigns was also shipped for processing during 2025.
The following table shows the extraction history from 2021 to December 31, 2025 from heavy mineral sand operations currently owned by the Company:

Project or Source	FY2026	FY2025(3)	FY2024	FY2023	FY2022
Kwale Mine (Kenya)(1)(2)
Tonnes Ore Mined (000)	—	6,437	15,231	16,264	16,485
Contained Grade % Heavy Mineral (“HM”)(4)	—	2.00	2.4	3.68	3.73
% Valuable HM(4)	—	1.51	1.82	2.83	2.86
Tonnes Recovered Ilmenite (“ILM”)	—	54,570	159,395	297,861	325,148
Tonnes Recovered Rutile (“RUT”)	—	14,646	41,317	68,814	74,349
Tonnes Recovered Zircon (“ZIR”)	—	5,789	17,354	25,954	25,569
Tonnes Recovered Low-Grade Zircon	—	408	1,120	2,156	2,555
Tonnes Recovered Low-Grade Rutile	—	4,722	8,914	16,174	10,725
Notes:
(1)All properties reported in this table were owned by the Company on December 31, 2025 and continue to be owned by the Company. Kwale was acquired through the acquisition of Base Resources on October 2, 2024.

(2)Save the case of FY2025, years denoted are financial years for Base Resources and commence on July 1 in the year prior to that indicated and end on June 30 in the year indicated. For example, FY2021 covers the 12-month period commencing on July 1, 2020 and ending on June, 30 2021.
(3)FY2024 covers the 6-month period from July 1, 2024 to December, 31 2024.
(4)Heavy Minerals are defined as those minerals with a specific gravity greater than 2.85.
(5)Valuable heavy minerals are those minerals of the heavy mineral assemblage that can be separated and have economic value. In the case of Kwale, those valuable heavy minerals consist of ilmenite, rutile and zircon.
Summary of Mineral Reserves and Resources
Except to the extent explicitly stated in this Annual Report:

•Daniel Kapostasy, a Professional Geologist licensed in Wyoming (PG-6778) and in Utah (10110615-2250), employed as the Company’s Vice President, Technical Services, is the Qualified Person responsible for the disclosure of scientific or technical information concerning mineral projects in this Annual Report; and
•The land tenure and permitting efforts disclosed in this Part I, Item 2 are not made in reliance on or with reference to any of the technical reports summaries referenced herein and attached hereto as Exhibits 96.1 through 96.8 and are the responsibility of Daniel Kapostasy in his capacity as a Qualified Person.
The following tables show the Company’s estimate of Mineral Reserves and Mineral Resources as defined in S-K 1300 and NI 43-101 as of December 31, 2025. Both S-K 1300 and NI 43-101 require mineral companies to disclose Mineral Reserves and Mineral Resources using the subcategories of Proven Mineral Reserves, Probable Mineral Reserves, Measured Mineral Resources, Indicated Mineral Resources and Inferred Mineral Resources. The Company reports Mineral Resources exclusive of Mineral Reserves. Except as stated below, the Mineral Reserve and Mineral Resource information shown below, which was reviewed and approved by Daniel Kapostasy, one of the Company’s non-independent Qualified Persons, is as reported in the various technical report summaries prepared in accordance with S-K 1300 and NI 43-101 (the “Technical Report Summaries”) by the Qualified Persons named in such Technical Report Summaries, and in the material property descriptions below. The employers of such Qualified Persons are named in the relevant material property descriptions below. With the exception of the Company and its subsidiary Base Resources, which are the employers of Daniel Kapostasy and Ian Bernardo, respectively, none of the employers of the Qualified Persons who authored the Technical Report Summaries is affiliated with the Company or any other entity that has an ownership, royalty, or other interest in the relevant property that is the subject of the Technical Report Summary. See Material Properties.
Mineral Reserve Estimates - In Situ Uranium(1)(6)(7)(8)(9)

Project	Proven Mineral Reserves			Probable Mineral Reserves			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)
Sheep Mountain (Congo Pit)(2)	—	—	—	3,498	0.132	9,248	91.9%
Sheep Mountain (Underground)(3)	—	—	—	3,955	0.115	9,117	91.9%
Pinyon Plain(4)(5)(10)	17.5	1.04	365.3	115.6	—	2,206	96%
Total Mineral Reserves			365.3			20,571
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
(4) Underground Mineral Reserves were estimated by utilizing a stope optimizer using a minimum mining width of 4 ft and 20 ft vertical stope height for Pinyon Plain with a breakeven cut-off grade of 0.35% U3O8.
(5) The tonnage factor used for Mineral Reserves was 0.099 short ton/ft3, which was derived from operational data.
(6) Mineral Reserves are estimated using a long-term uranium price of $65 per pound U3O8 for Sheep Mountain and a uranium price of $80 per pound for Pinyon Plain. The long-term uranium price for Sheep Mountain is based on supply and demand projections for the period 2021-2035. The uranium price for Pinyon Plain is based on anticipated contract sales through 2028.
(7) Numbers may not add due to rounding.
(8) The Mineral Reserves are fully excluded from the total Mineral Resources shown below.
(9) Mineral Reserves are 100% attributable to the Company.
(10) Mineral Reserves reported in the table were updated from the December 31 2024 numbers and are based on a new Mineral Resource model. Mineral extraction from Pinyon Plain in 2024 totaled 47,200 tons containing 1,534,000 lbs U3O8. Mineral Reserves are exclusive of past production.
Mineral Reserve Estimates – In Situ Heavy Mineral Sands(1)(15)

Project	Proved Mineral Reserves					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(2)(3)(4)(5)(6)(7)	433	30	6.9	3.8	0.1	74.8	1.0	1.0	6.0	1.9	N/A	100%
Donald (MIN5532)(8)(9)(10)(11)(12)(13)(14)	254	11	4.5	15	10	22	7.6	24	17	1.7	0.67	9.48%
Total	687	41	6.0	7.9	3.8	60.6	2.8	7.2	9.0	1.8	N/A	67%
Project	Probable Mineral Reserves					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(2)(3)(4)(5)(6)(7)	472	25	5.3	3.9	0.2	71.5	1.0	1.0	5.8	1.9	N/A	100%
Donald (MIN5532)(8)(9)(10)(11)(12)(13)(14)	40	2	4.2	18	11	22	6.6	20	16	1.6	0.64	9.48%
Total	512	27	5.3	5.0	1.0	67.8	1.4	2.4	6.6	1.9	N/A	93%
Project	Proved + Probable Mineral Reserves					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(2)(3)(4)(5)(6)(7)	904	55	6.1	3.8	0.2	73.3	1.0	1.0	5.9	1.9	N/A	100%
Donald (MIN5532)(8)(9)(10)(11)(12)(13)(14)	825	37	4.5	13.4	14.1	28.4	7.2	21.2	17.8	1.7	0.67	9.48%
Total	1,729	92	5.3	8.4	6.8	55.2	3.5	9.1	10.7	1.8	N/A	57%
Notes:
(1)The Mineral Reserve estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.
(2)Mineral assemblage is reported as a percentage of in situ Total Heavy Minerals (“THM”) content.
(3)The reference point for the Mineral Reserve is the point of feed to the Dry Mining Unit (“DMU”).
(4)Total HM is from within the +63 μm to -1 mm size fraction and is reported as a percentage of the total material. Slimes is the -63 μm fraction and oversize is the +1 mm fraction.
(5)Assumed price per metric tonne for Ilmenite $199, Rutile $1,250, Leucoxene $0 (when processed, Leucoxene reports to Ilmenite and Rutile products), Zircon $1,200, Monazite $6,600.
(6)Assumed recovery for Ilmenite 89.6%, Rutile 49.9%, Leucoxene 17.5%, Zircon 77.2%, Monazite 78.6%.
(7)Operating costs $1.00/t mined, $0.64/t feed to WCP, $13.38/t feed to MSP ilmenite, $18.04/t feed to MSP rutile, leucoxene, zircon, monazite, $3.45/t product transport to port, $8.91/t product wharf cost, $1.71/t mined overhead cost.
(8)The Mineral Reserve is based on Measured and Indicated Mineral Resources contained within RF70 optimized pit shells and a practical mine design
(9)A breakeven cut-off has been applied defining any parcel of material with recovered product values greater than processing, G&A and concentrate transport costs as ore

(10)The rutile grades are a combination of rutile and anatase minerals. Estimates of the mineral assemblage (zircon, ilmenite, rutile (including anatase), leucoxene, monazite and xenotime) are presented as percentages of the total HM component.
(11)The reference point for the Mineral Reserve is in-situ with allowance for mining recovery
(12)All tonnages and grades have been rounded to reflect the relative uncertainty of the estimate, thus the sum of columns may not equal
(13)Operating costs include clearing and rehabilitation costs of $3,300/hectare disturbed, top and sub-soil mining costs of $1.66/broken cubic meter ("bcm"), overburden mining costs of $3.16/bcm, ore mining costs of $6.25/bcm, processing costs of $6.24/tonne ore, transport costs of $42/wet tonne for HC and $345/wet tonne for REEC.
(14)Assumed prices used for the HMC were ZrO2: $18.52/% in product and REEC $11,595/tonne product
(15)Numbers might not add due to rounding.
Mineral Resource Estimates – In Situ Uranium(1)(2)(3)(4)(10)

Project	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated			Inferred Mineral Resources			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(000s)	(% eU3O8)	(000s eU3O8)
ISR Properties
Nichols Ranch(5)	11	0.187	41	2,924	0.106	6,142	2,935	0.106	6,183	614	0.097	1,176	71% (measured) 60.4% (indicated/inferred)
ISR Subtotal			41			6,142			6,183			1,176
Conventional Properties
Pinyon Plain(6)	—	—	—	19.038	0.54	205	19	0.54	205	14.917	0.81	241	96%
Roca Honda	208	0.48	1,984	1,639	0.48	15,638	1,847	0.48	17,622	1,513	0.46	13,842	95%
Sheep Mountain(7)	0	0	0	4,210	0.11	9,570	4,210	0.11	9,570	—	—	—	91.9%
Bullfrog	0	0	0	1,740	0.30	10,510	1,740	0.30	10,510	610	0.28	3,420	95%
La Sal(9)(11)	—	—	—	0	0%	—	—	—	—	763	0.26	4,017	96%
Conventional Subtotal			1,984			35,923			37,907			21,520
Total Mineral Resources			2,025			42,065			44,090			22,696
Notes:
(1) The Mineral Resource estimates in this table comply with the requirements of both S-K 1300 and NI 43-101.
(2) Mineral Resources were estimated at various %eU3O8 or G.T. cut-off grades. Nichols Ranch 0.02% U3O8 (0.20 GT), Pinyon Plain 0.31% (Uranium Only), Roca Honda 0.19% U3O8, Sheep Mountain 0.05% U3O8 (0.10 GT Open Pit) and 0.05% U3O8 (0.3 GT Underground), Bullfrog 0.15% U3O8, and La Sal 0.17% U3O8.
(3) Mineral Resources were estimated using a long-term uranium price of $90/pound of U3O8 for Pinyon Plain, $65/pound of U3O8 for Roca Honda Sheep Mountain and La Sal. Mineral Resources for Bullfrog were estimated using a long-term uranium price of $90/pound of U3O8.
(4) Numbers may not add due to rounding.
(5) The Nichols Ranch Project is comprised of four properties: Nichols Ranch, the Hank Property, the Jane Dough Property, and North Rolling Pin. The numbers shown represent Energy Fuels’ share of the Nichols Ranch Project, which is less than 100% due to a portion of the Jane Dough Property being held through the Arkose Mining Venture, in which the Company has an 81% interest. For more information, see The Nichols Ranch Project, below.
(6) The Pinyon Plain Measured and Indicated Mineral Resources exclude the Proven and Probable Mineral Reserves calculated in accordance with S-K 1300 and NI 43-101.
(7) The Sheep Mountain Indicated Mineral Resource excludes the Probable Mineral Reserves calculated in accordance with S-K 1300 and NI 43-101.
(9) The La Sal Project includes the Energy Queen, Redd Block, Beaver, and Pandora properties.
(10) Except for Nichols Ranch (see The Nichols Ranch Project, below), Mineral Resources are 100% attributable to the Company.
(11) Mineral Resources reported in the table were adjusted from the 2024 year-end reported Mineral Resources to reflect production from the La Sal Complex in 2025 of 44,869 tons at 0.17% U3O8. The 2024 contained pounds mined are 155,117 pounds U3O8.

Mineral Resource Estimate – In Situ Vanadium(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources			Metallurgical Recovery
	Tons	Grade	Pounds	Tons	Grade	Pounds	Tons	Grade	Pounds
	(000s)	(% V2O5)	(000s V2O5)	(000s)	(% V2O5)	(000s V2O5)	(000s)	(% V2O5)	(000s V2O5)
La Sal(6)	—	—	—	—	—	—	763	1.08	16,192	75%
Total Mineral Resources (V2O5)	—	—	—	—	—	—	763	—	16,192	75%
Notes:
(1) Both S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories.
(2) Mineral Resources were estimated at a %U3O8 or G.T. cut-off grade of 0.17%.
(3) The cut-off grade is calculated using a metal price of $65/pound U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
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
(8) Mineral Resources are 100% attributable to the Company.
(9) The La Sal Project includes the Energy Queen, Red Block, Beaver and Pandora properties.
(10) Mineral Resources reported in the table were adjusted from the 2024 year-end reported Mineral Resources to reflect production from the La Sal Complex in 2025 of 44,869 tons at 1.01% V2O5. The current vanadium grade of the produced ore is unknown as it has not been assayed as of the date of this filing. It is assumed the average grade produced is the average grade of the deposit of 1.01% V2O5. Contained pounds mined for 2025 were 911,000 pounds V2O5.
Mineral Resource Estimate – In Situ Copper
In previous reports and Form 10-K filings, the Company reported Mineral Resources for in situ copper at its Pinyon Plain Project in Arizona. The Company made the determination prior to processing the Pinyon Plain ore for uranium in 2025 that it would not be economic to recover copper from the ore, due primarily to the total amount of contained copper relative to the capital cost that would be required to add a copper recovery circuit at the Mill. Therefore, the Company is no longer declaring copper Mineral Resources at Pinyon Plain.
Mineral Resource Estimates – In Situ Heavy Mineral Sand Products(1)(2)(3)(15)

Project	Measured Mineral Resources					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(4)(5)(6)(7)(8)(9)(10)(11)	164	6	3.8	5.7	0.4	71.5	1.1	1.1	5.8	2.1	N/A	100%
Donald (MIN5532)(12)(13)(14)	71	3	4.1	17	9	25	8	22	18	1.9		9.48%
Total	235	9	3.8	9.1	3.0	56.0	3.4	8.1	9.9	2.0	N/A	73%
Project	Indicated Mineral Resources					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(4)(5)(6)(7)(8)(9)(10)(11)	321	10	3.1	12.0	0.9	68.3	1.2	1.1	6.2	1.9	N/A	100%
Donald (MIN5532)(12)(13)(14)	26	1	3.2	17	13	31	7	19	17	2.0		9.48%
Total	347	11	3.2	12.4	1.8	64.9	1.7	2.7	7.2	1.9	N/A	93%

Project	Measured + Indicated Mineral Resources					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(4)(5)(6)(7)(8)(9)(10)(11)	485	16	3.3	9.8	0.7	69.6	1.1	1.1	6.0	2.0	N/A	100%
Donald (MIN5532)(12)(13)(14)	96	4	3.9	17	11	28	8	21	18	1.9		9.48%
Total	581	20	3.4	11.0	2.4	61.3	2.5	5.1	8.4	2.0	N/A	85%
Project	Inferred Mineral Resources					Mineral Assemblage as % of HM						EFR Share(2)
	Tonnes (Mt)	HM Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Vara Mada(4)(5)(6)(7)(8)(9)(10)(11)	1,190	39	3.3	9.7	0.6	69.2	1.0	1.0	5.8	2.0	N/A	100%
Donald (MIN5532)(12)(13)(14)	21	0.5	2.3	15	6	33	9	17	18	2.0		9.48%
Total	1211	39.5	3.3	9.8	0.7	68.7	1.1	1.2	6.0	2.0	N/A	98%
Notes:
(1)Both S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories.
(2)Mineral resources are exclusive of ore reserves.
(3)Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
(4)Mineral Resources reported at a cut-off grade of 1.5% THM.
(5)Mineral assemblage is reported as a percentage of in situ THM content.
(6)Reported Mineral Resource excludes material affected by planned infrastructure and tailings storage.
(7)Total HM is from within the +63 μm to -1 mm size fraction and is reported as a percentage of the total material. Slimes is the -63 μm fraction and oversize is the +1 mm fraction.
(8)All tonnages and grades have been rounded to reflect the relative uncertainty of the estimate; thus, the sum of columns may not equal.
(9)Assumed price per metric tonne for Ilmenite $199, Rutile $1,250, Leucoxene $0 (when processed, Leucoxene reports to Ilmenite and Rutile products), Zircon $1,200, Monazite $6,600.
(10)Assumed recovery for Ilmenite 89.6%, Rutile 49.9%, Leucoxene 17.5%, Zircon 77.2%, Monazite 78.6%.
(11)Assumed operating costs $1.00/t mined, $0.64/t feed to WCP, $13.38/t feed to MSP ilmenite, $18.04/t feed to MSP rutile, leucoxene, zircon, monazite, $3.45/t product transport to port, $8.91/t product wharf cost, $1.71/t mined overhead cost.
(12)Mineral Resources are reported above a cut-off grade of 1.0% total HM within MIN5532 without consideration to commodity prices
(13)Total HM is from within the +20 µm to -250 µm size fraction and is reported as a percentage of the total material. Slimes is the +20 µm fraction and oversize is the +1 mm fraction
(14)Estimates of the mineral assemblage (zircon, ilmenite, rutile (including anatase), leucoxene, monazite and xenotime) are presented as percentages of the total HM component.
(15)Numbers might not add due to rounding.

The Nichols Ranch Project

N
0 10 20 40
Miles
Buffalo
Gillette
90
16
16
Newcastle
SOUTH DAKOTA
WYOMING
Nichols Ranch & Satellite Properties
25
18
Mills
North Platte River
Casper
25
Douglas
18

The following technical and scientific description of the Nichols Ranch Project is based in part on the report titled “Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming, USA” dated February 22, 2022 and effective December 31, 2021, as amended February 8, 2023, and prepared by Grant A. Malensek, M.Eng., P. Eng., Mark B. Mathisen, C.P.G., Jeremy Scott Collyard, PMP, MMSA QP, each a Qualified Person employed by SLR International Corporation ("SLR"), Jeffrey L. Woods, MMSA QP, a Qualified Person employed by Woods Process Services, and Phillip E. Brown, C.P.G., R.P.G., a Qualified Person employed by Consultants In Hydrogeology (the “Nichols Ranch Technical Report Summary”). The Nichols Ranch Technical Report Summary was prepared in accordance with S-K 1300 and also constitutes a PEA pursuant to NI 43-101. The Nichols Ranch Project does not have known “Mineral Reserves” and is therefore considered under SEC S-K 1300 definitions to be an exploration stage property, despite commercial uranium extraction activities occurring as recently as 2019 (with de minimis levels of extraction more recently).
Property Description
The Nichols Ranch Uranium Complex (the “Complex”) is an existing ISR mine with associated prospective ISR properties located in Campbell and Johnson Counties, in eastern Wyoming, USA in the Pumpkin Buttes Mining District of the Powder River Basin, 80 miles northeast of the city of Casper, Wyoming. The Complex is located approximately at latitude 43°42' North and longitude 106°01' West. The proposed Nichols Ranch Project will produce approximately 366 pounds of U3O8 annually. The Complex is an ISR project; it is not an underground or open pit project.
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

West North Butte
East North Butte
Johnson County
Campbell County
Willow Creek
Hank
Nichols Ranch
Central Processing Plant
North Rolling Pin
Jane Dough
N
0 ½ 1 2
Miles

Ownership
Except where noted in the individual sections below, all mineral rights associated with the Project including claims, surface use agreements, mineral leases, etc. were acquired through the acquisition of Uranerz in 2015. Annual land holding fees associated with the Projects for the year ended December 31, 2025 totaled $0.38 million. Details of property ownership are described below by project area.

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
The Complex is located in Campbell and Johnson Counties. These counties are generally rural; according to the April 1, 2020 U.S. Census, there were 8,447 people living in Johnson County and 47,026 people living in Campbell County. Most of the workers at the Complex are from the local area and nearby communities such as Casper, Wyoming, approximately 80 mi southwest of the Complex. Casper is the county seat of Natrona County and, as of the 2020 census, has a population of 59,038. Casper has numerous industrial supply and service companies to support mining operations. EFR maintains an office in Casper to support its Wyoming mining operations.
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
Non-potable water is and/or will be supplied by wells developed at or near the sites. Water extracted as part of ISR operations will be recycled for reinjection. Typical ISR mining operations also require a disposal well for limited quantities of fluids that cannot be returned to the production aquifers. A total of eight deep disposal wells have been permitted at the Nichols Ranch Project. Two of the eight wells have been constructed and are operational at the Nichols Ranch ISR Plant.
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
Tailing storage areas, waste disposal areas, heap leach pad(s) are not part of the required infrastructure for the Complex, as ISR operations do not require these types of facilities. Waste disposal is accomplished via deep well injection. EFR has two such wells in operation at Nichols Ranch.
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

Recovered Pounds(1)	2025	2024	2023	2022	2021
U3O8 (000)	0.7	1	0.2	0.5	0.5
Notes:
(1)Uranium recovery commenced at the Nichols Ranch Project on April 17, 2014. Because the Nichols Ranch Project uses ISR instead of conventional extraction methods, grade and tons of mineralized material are not applicable to the Nichols Ranch Project.
Permitting and Licensing
Energy Fuels has received all regulatory approvals necessary to conduct extraction and uranium processing activities at the Nichols Ranch Plant and Nichols Ranch Wellfield. In December 2010, Uranerz received its Permit to Mine for the Nichols Ranch Project from the WDEQ-LQD. In July 2011, Uranerz received a Source Material License from the NRC for the Nichols Ranch Plant and Nichols Ranch Wellfield, and construction of the Nichols Ranch Plant immediately began. Effective September 30, 2018, the State of Wyoming became an Agreement State under the Atomic Energy Act (as amended) for the regulation of uranium mills and uranium ISR facilities, and regulation of the Source Material License was transferred from the NRC to the WDEQ-LQD.
Both the state and federal agencies analyzed all environmental aspects of the Nichols Ranch Project including reclamation of the land surface following extraction operations and restoration of impacted ground water. Workplace safety and the safety of the public are also closely monitored by regulatory agencies. We have posted reclamation bonds in the amounts of $8.9 million through the WDEQ-LQD and $213,750 through the WDEQ-WQD to cover the total estimated cost of reclamation by a third party as a requirement of the licenses.
The various state and federal permits and licenses that were required and have been obtained for the Nichols Ranch Project, exclusive of the expansion to the Jane Dough Property, are summarized below:
Primary Permits and Licenses for the Nichols Ranch Project (Nichols Ranch and Hank Units Only)

Permit, License, or Approval Name	Agency	Status
Source Material License	NRC (2011); WDEQ-LQD (2018)	Renewed (2025)
Permit to Mine (UIC Permit)	WDEQ-LQD	Obtained
Aquifer Exemption	WDEQ-LQD; EPA	Obtained
Permit to Appropriate Groundwater	WSEO	Obtained
Wellfield Authorization	WDEQ-LQD	Obtained
Class I UIC Deep Disposal Well Permits	WDEQ-WQD	Obtained

WYPDES	WDEQ-WQD	Obtained
Plan of Operations (Hank Unit only)	BLM	Obtained
Air Quality Permit	WDEQ-AQD	Obtained
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
Mineral Resource, pounds = (Area, ft2) x (GT, %-ft) x (20 pounds) x (DEF) / (RD, ft3/ton)
•Area (ft2) = Area of influence in square feet (measured from contour interval)
•GT (percent x feet) = Material grade in percent times feet thickness of mineralization (GT multiplied by 20 pounds to convert from short tons to pounds as 1% of a short ton equals 20 pounds)
•DEF (1.00) = Disequilibrium factor (1.00)
•RD (15.5) = Rock density (15.5 ft3/ton)
Tonnage was calculated based on grade, pounds and a tonnage conversion factor for a given GT contour area.
Details regarding the Mineral Resource estimate disclosed herein can be found in Section 14.0, Mineral Resource Estimates of the Nichols Ranch Technical Report Summary.
The table below sets out the Mineral Resources estimates for the Nichols Ranch Project as of December 31, 2025. These estimates are derived from the Nichols Ranch Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Nichols Ranch Technical Report Summary remained accurate as of December 31, 2025.

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
(2) The cut-off grade is calculated using a metal price of $65/pound. U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
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
Present Condition of the Property and Current Status of Wellfields
All the currently planned and permitted wellfields are in Production Areas #1 and #2 of the Nichols Ranch Wellfield. The Nichols Ranch Wellfield is expected to have a total of 13 header-houses, with Production Area #1 comprising header-houses 1 through 8, and Production Area #2 comprising header-houses 9 through 13. Each of the two planned Nichols Ranch Wellfield Production Areas will include a number of injection wells, recovery wells, monitoring wells, header houses and associated piping and power supply. Header houses will be located within the Production Areas and will distribute recovered fluids from recovery wells to trunk lines, and injection fluids from the processing facility through the trunk lines to injection wells.

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
In 2025, the Company continued the 2024 delineation drilling program and collected data to update the planning of header houses 11-13 at Nichols Ranch and started an in-fill delineation drilling campaign in the Jane Dough project. A total of 394 holes were drilled during the 2025 drilling campaign, 79 at Nichols Ranch and 315 at Jane Dough. As is typical with drilling for uranium projects in Wyoming, after the holes were drilled they were logged for gamma activity on 0.5 ft intervals using a Company owned Century Geophysical logging truck. The information gathered from down hole logging was then converted to a %eU3O8 grade. The probe truck was calibrated at the DOE test pits in Casper, WY in March and December 2024.
All holes are located in areas where a Mineral Resource has already been declared and these holes should be viewed as confirming the existing resource. Additional work will need to be done following the completion of the drilling campaign to determine how this new data impacts the existing Mineral Resource. A summary of the drilling results for holes are given in the tables below. All holes were drilled in Sections 17, 18, 20 and 29, Township 43 North, Range 76 West, 6th Principal Meridian, Johnson County, Wyoming.
Summary of 2025 Nichols Ranch Drilling Results

Number of	Grouping	Thickness(1)	Average Grade	GT
Holes	Criteria	(ft)	% eU3O8	Grade x Thickness
39(2)	GT >= 1.1	12.30	0.177	2.1771
123	0.25 >= GT < 1.1	6.40	0.088	0.5632
116	0.01 >= GT < 0.25	2.80	0.042	0.1176
116	GT < 0.01	Barren - No uranium mineralization
Notes:
(1) Mineralized intercepts used to support data reported in this table are for thickness greater than or equal to one foot. All mineralized intercepts less than one foot in thickness are too thin to be mined.
(2) Details on the 39 drill holes (42 intercepts) greater than or equal to 1.1 GT are given in the table Summary of Nichols Ranch Drilling - Intercepts Greater Than or Equal to 1.1 GT.
Summary of 2025 Nichols Ranch Drilling - Intercepts Greater Than or Equal to 1.1 GT

Hole ID	From	To	Thickness	Grade	GT
	(ft)	(ft)	(ft)	%eU3O8	Grade x Thickness
U36-17-747	592.0	603.0	11.0	0.217	2.39
U36-17-758	525.0	529.5	4.5	0.363	1.63
U36-17-759	496.5	514.0	17.5	0.068	1.19
U36-17-766	479.5	494.5	15.0	0.075	1.13
U36-17-769	484.0	494.0	10.0	0.237	2.37
U36-17-773	555.5	560.5	5.0	0.329	1.65
A36-29-457	613.0	625.0	12.0	0.166	1.99
A36-29-482	578.5	588.5	10.0	0.170	1.70
A36-29-499	561.5	572.0	10.5	0.159	1.67
A36-29-506	565.5	577.5	12.0	0.160	1.92
A36-29-511	557.5	566.0	8.5	0.192	1.63
A36-20-069	564.5	571.5	7.0	0.185	1.30
A36-29-298	610.0	628.5	18.5	0.091	1.68

A36-29-301	608.5	618.5	10.0	0.131	1.31
A36-29-308	630.0	637.5	7.5	0.165	1.24
A36-29-313	624.0	637.0	13.0	0.137	1.78
	650.5	655.0	4.5	0.257	1.16
A36-29-328	618.5	633.0	14.5	0.271	3.93
A36-29-332	593.0	610.5	17.5	0.262	4.59
A36-29-342	624.5	637.0	12.5	0.130	1.63
A36-29-355	571.0	585.0	14.0	0.105	1.47
A36-29-370	534.0	554.0	20.0	0.292	5.84
A36-29-373	620.5	634.0	13.5	0.087	1.17
A36-29-385	608.0	619.0	11.0	0.133	1.46
A36-29-395	614.5	628.0	13.5	0.112	1.51
A36-29-399	620.0	629.5	9.5	0.156	1.48
A36-29-403	621.0	628.5	7.5	0.195	1.46
A36-29-415	591.5	599.5	8.0	0.396	3.17
A36-29-427	583.0	598.0	15.0	0.082	1.23
A36-29-429	560.0	576.0	16.0	0.109	1.74
A36-29-430	573.5	586.0	12.5	0.273	3.41
A36-29-431	544.5	568.0	23.5	0.165	3.88
A36-29-432	576.0	586.0	10.0	0.135	1.35
A36-29-433	544.0	555.0	11.0	0.176	1.94
A36-29-447	579.0	595.5	16.5	0.086	1.42
A36-29-448	583.5	591.5	8.0	0.142	1.14
A36-29-452	565.5	591.5	26.0	0.107	2.78
A36-29-453	556.5	565.5	9.0	0.146	1.31
	567.5	575.5	8.0	0.167	1.34
A36-29-455	583.5	603.5	20.0	0.087	1.74
A36-29-456	523.5	538.0	14.5	0.241	3.49
	541.0	551.0	10.0	0.279	2.79
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

The Nichols Ranch Plant was acquired by the Company on June 18, 2015 through the acquisition of Uranerz. As of December 31, 2025, the total net book value attributable to the Nichols Ranch Plant on the Company’s consolidated financial statements was $19.36 million. The total net book value attributable to the North Rolling Pin and WNB properties was $10.22 million.
The Company’s Planned Work
Production at Nichols Ranch is currently on standby and restoration, pending market conditions improving sufficiently to resume production. In order for Nichols Ranch to engage in future uranium production, the Company will need to incur capital expenditures to develop additional wellfields, as all existing wellfields are now depleted. While production at the Nichols Ranch Project is currently being maintained on standby, in 2025 the Company conducted delineation drilling at the Nichols Ranch Project in PA2 in order to plan out future wellfields to be ready for potential recommencement of production in the future. In addition, in 2026, the Company will continue conducting additional infill drilling on land associated with the Jane Dough portion of the Nichols Ranch Project held by the Arkose JV.

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
Rare Earth Elements
In 2021, the Company announced its plans to utilize the Mill to process REEs at commercial scale from a monazite feed source. Monazite is typically produced as part of HMS mining operations and contains elevated quantities of the rare earth suite of elements as well as uranium. Between 2021 and 2023, the Mill successfully recovered rare earths as a mixed RE Carbonate product, which was sold into the rare earth market. Starting in 2023 and completed in early 2024, the Mill installed an RE separation facility (the Phase 1 Circuit), that allows for the production of NdPr oxalate as well as a heavy RE concentrate. The Mill commissioned this facility in 2024 by processing 500 tonnes of monazite and producing 38 tonnes of NdPr oxide. This facility shares the front end crack and leach portion with the uranium circuit, so only one feed (uranium or monazite) can be processed at any given time. The Phase 1 Circuit is capable of processing the equivalent of 8,000 to 10,000 tonnes of monazite annually. The Mill produced pilot-scale quantities of Dy oxide in 2025 and expects to produce pilot-scale quantities of Tb oxide in early 2026. The Company is planning further enhancements to expand its heavy REE production at its existing Phase 1 Circuit for the planned recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials. The Company also plans to expand its NdPr, Dy and Tb production capability and potentially other REE material production capability in the future through the development, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials, of its proposed stand-alone Phase 2 Circuit with a total planned capability (from the Phase 1 Circuit and Phase 2 Circuit) of up to approximately 6,000 tonnes of NdPr, 200 tonnes of Dy and 60 tonnes of Tb per year, along with other REEs, described in more detail below, from monazite concentrates, MREC or similar feed materials. A Feasibility Study on the expanded monazite processing Phase 2 Circuit was completed in December 2025. The Mill is uniquely suited to process monazite and extract both the REEs as well as the uranium. See Part I, Item 1. The Company’s Rare Earth Elements Business and Part II, Item 7. Rare Earth Elements Segment for a more detailed discussion of the Company’s REE initiatives.

Potential Recovery of Radioisotopes for use in Advanced Cancer Therapeutics
In 2021, the Company announced the execution of a Strategic Alliance Agreement with RadTran, a technology development company focused on closing critical gaps in the procurement of medical isotopes for emerging TAT cancer therapeutics and other applications. RadTran was acquired by the Company in 2024. The Company is evaluating the feasibility of recovering Th-232, and Ra-226, from its existing REE and uranium process streams at the Mill and is evaluating the feasibility of recovering Ra-228 from the Th-232, potentially Th-228 from the Ra-228 and concentrating Ra-226 at the Mill. Recovered Ra-228, Th-228 and Ra-226 would then be sold to pharmaceutical companies and others to produce Pb-212, Ac-225, Bi-213, Ra-224 and/or Ra-223, which are the leading medically attractive TAT isotopes for the treatment of cancer. Existing supplies of these isotopes for TAT applications are in short supply, and methods of production are costly and currently cannot be scaled to meet the demand created as new drugs are developed and approved. This is a major roadblock in the R&D of new TAT drugs as pharmaceutical companies wait for scalable and affordable production technologies to become available. Under this initiative, the Company has the potential to recover valuable isotopes from its existing process streams, thereby recycling back into the market material that would otherwise be lost to disposal for use in treating cancer. See Part I, Item 1. Business Overview - The Company’s Strategic Alliance for the Development of Radioisotopes for Medical Therapeutics for a more detailed discussion of this initiative.
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
Ownership
The White Mesa Mill is located on 4,816 acres of private land owned in fee by Energy Fuels. This land is located in Township 37S and 38S Range 22E Salt Lake Principal Meridian. Energy Fuels also holds 253 acres of mill site claims and a 320-acre Utah state lease. No facilities are planned on the mill site claims or leased land, which are used as a buffer to the operations. Total holding costs for the Mill in 2025 were $15,600.
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
The Mill is subject to decommissioning liabilities. Energy Fuels, as part of the Mill License, is required to annually review its estimate for the decommissioning of the Mill site and submit it to UDEQ for approval. The estimate of closure costs for the Mill is $25.7 million as of December 31, 2025, and financial assurances will be in place for the total amount in early 2026. However, there can be no assurance that the ultimate cost of such reclamation obligations will not exceed the estimated liability contained in the Company’s financial statements.
History
The Mill was originally constructed and owned by Energy Fuels Nuclear, Inc. (“EFN”) and its affiliates (no relation to the Company). It was licensed by the NRC and commenced operations in June 1980. In 1984, EFN transferred a 70% interest in the Mill to UMETCO Minerals Corp., a subsidiary of Union Carbide Corporation (“UMETCO”). UMETCO became the operator of the Mill in 1984 and continued to be the operator until 1994, at which time UMETCO transferred its interest in the Mill back to EFN and its affiliates. The Mill was acquired by Denison Mines Corp. (“Denison”), then named International Uranium Corporation (“IUC”) and its affiliates in 1997 and was operated by Denison until it was acquired by the Company in June 2012. From the original commissioning in 1980 through December 31, 2025, the Mill has recovered a total of approximately 40 million pounds of U3O8 and 46 million pounds of vanadium.
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
The Mill has historically operated on a campaign basis. In 2008, the Mill began processing uranium/vanadium conventional mined material, extracting uranium concentrate in the form of U3O8, and vanadium in the form of V2O5. Mineral processing continued through the end of March 2009, at which time maintenance activities were performed at the Mill. Mineral processing recommenced near the end of April 2009 but was discontinued due to a decline in uranium prices at the time. The Mill began mineral processing again in March 2010 and continued through June 2011. Conventional processing recommenced in November 2011 and continued until early March 2012, at which time it ceased for routine maintenance. Conventional mineral processing recommenced at the Mill in August 2012 and continued until early June 2013. Mineral processing began again in May 2014 and continued through August 2014. The alternate feed circuit processed materials from January through December 2014 and continued processing Alternate Feed Materials through December 2015. In 2016, the Company continued processing several Alternate Feed Materials and processed 45,057 tons of mineralized material from its Pinenut mine. In 2017 and 2018, the Mill continued processing Alternate Feed Materials as well as the recovery of uranium from tailings pond solutions at the site. In 2020, Mill activities focused solely on processing Alternate Feed Materials and uranium and vanadium recovery from tailings pond solutions at the site. In 2021, Mill activities focused solely on processing monazite from HMS operation for the recovery of U3O8 and REEs. In 2023, the Mill processed monazite feeds to produce approximately 260 metric tonnes of partially separated rare earth oxides in the form of REE carbonate, and in 2024 the Mill processed 500 tonnes of monazite for the production of 38 tonnes of NdPr oxide.
Energy Fuels acquired the Mill from Denison Mines Corp. on June 29, 2012. All mineral processing after that date has been for the account of Energy Fuels.

Project or Source(1)	2025	2024	2023	2022	2021
Conventional Feed Materials (Conventional Uranium Mineralized Material)(2)
Tons (000)	134.5	55	—	—	—
Contained Grade % U3O8	0.32	0.11	—	—	—
Recovered Pounds U3O8 (000)	765.5	78	—	—	—
Conventional Feed Materials (Uranium Mineralized Material – Monazite)(3)
Tons (000)	—	0.55	0.36	0.4	0.39
Contained Grade % U3O8	—	0.38	0.46	0.45	0.5
Contained Grade % TREO	—	46.33	47.25	46.79	53.45
Recovered Pounds U3O8 (000)(9)	—	2	—	1	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)(4)	—	38	160	93	74
Recovered Metric Tons NdPr Oxide (or equivalent)(5)	—	38	—	—	—
Alternate Feed Materials(6)
Tons (000)	3.0	1	—	3	—
Ave. % U3O8	5.0	5.27	—	3.3	—
Recovered Pounds U3O8 (000)	186	77.4	—	161	—
Tailings Solution Recycle & Production from In-Circuit Material(8)
Recovered Pounds U3O8 (000)	63	—	—	—	—
Recovered Pounds V2O5 (000)	—	—	—	—	—
Recovered Metric Tons Total Rare Earth Oxide (TREO)	—	—	—	—	—
Total Pounds of U3O8 Recovered (000)	1,014.5	157.4	—	162	—
Total Pounds of V2O5 Recovered (000)	—	—	—	—	—
Total Metric Tons of TREO Recovered	—	—	160	93	74
Total Metric Tons of NdPr Oxide (or equivalent) Recovered	—	38	—	—	—
Notes:
(1)Mineralized material is shown as being processed and pounds recovered during the year in which the materials were processed at the Mill, which is not necessarily the year in which the materials were extracted from the project facilities.
(2)Conventional mineralized material include uranium mineralized material produced at conventional uranium mines owned by the Company (the Pinyon Plain, La Sal and Pandora mines) and third-party ore received from regional uranium mines.
(3)Includes uranium and TREO recovered from monazite processing.
(4)Inclusive of recovered metric tonnes NdPr oxide (or equivalent) in line below.
(5)In 2024, the Mill produced an NdPr oxalate. The number reported is the equivalent quantity of NdPr oxide assuming that the NdPr oxalate was calcined and converted to an oxide.
(6)All Alternate Feed Materials were processed at the Mill. A number of different Alternate Feed Materials were processed during the period from 2021 through 2025. The table shows the average uranium grades and the total pounds recovered from all Alternate Feed Materials processed at the Mill during each of the years in that period. Because of the variability in uranium grades, pounds recovered is considered to be the relevant metric and tons fed is not considered to be relevant.

(7)The 1,014,500 pounds recovered in 2025 include nil pounds recovered for the accounts of third parties. The 77,400 pounds recovered in 2024 include nil pounds recovered for the accounts of third parties. The 161,000 pounds recovered in 2022 include nil pounds recovered for the accounts of third parties.
(8)Pounds contained in tailings solutions containing previously unrecovered uranium and vanadium, together with in-circuit mineralized material from previous conventional mine material processing, were recovered at the Mill, though tons and grade are not available because they cannot be tied to any specific source.
(9)Uranium recovered in 2022 from monazite processing includes the uranium remaining in circuit from 2021 processing of monazite, and uranium recovered in 2024 includes the uranium remaining in circuit from previous 2023 processing of monazite. Uranium recovered in 2025 from monazite processing is the uranium remaining in circuit from 2024 processing of monazite.
Present Condition of the Property
Planned Operations and Maintenance
The Mill recovered 1,015,000 pounds of U3O8 during 2025. The uranium was produced from a combination of alternate feeds and conventional ore.
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
Total Cost of Project
The Mill was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Mill was fully impaired. As a result of capital investments made at the Mill over the last year, primarily to the Phase 1 Circuit, and the total net book value attributable to the Mill and its associated equipment on the financial statements of the Company was $28.79 million, as of December 31, 2025.
The Company’s Planned Work
During 2026, the Company expects to continue the processing of conventional ores. Rare earth products may be produced depending on market conditions and the availability of monazite feedstocks. In addition, The Company plans to advance permitting, detailed engineering and financing on its planned Phase 2 Circuit as well as advance permitting, engineering and financing on its proposed expansions to its existing Phase 1 Circuit.
Planned Expansion of Phase 1 Circuit
The Company is planning enhancements to expand its heavy REE production at its Phase 1 Circuit for the planned commercial-level recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant. Subject to receipt of all required regulatory approvals, financing, the successful development of these enhancements and the receipt of sufficient quantities of monazite sand feedstock, the expanded Phase 1 Circuit is expected to be operational in 2027 with planned production recovery of up to approximately 35 tonnes of Dy, 12 tonnes of Tb per year and potentially other heavy REEs, in addition to the 850 – 1,000 tonnes of NdPr, from processing up to approximately 10,000 tonnes of monazite per year. The Company had previously announced its intention to start commercial production of Dy and Tb by the end of 2026, but has changed those plans in order to expand the enhancements to the Mill’s Phase 1 Circuit to allow for the additional production of Sm, Eu and Gd and to provide the ability to separate other heavy REEs in the 2027 time frame.
At the same time as these enhancements are being made to the Phase 1 Circuit, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing MREC or similar intermediary REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals, financing and the successful development of these further enhancements. As MREC or similar intermediary REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits it is expected that such products could be separated into NdPr and heavy REEs separately from uranium production, thereby allowing such feedstocks to be separated into REE oxides through the Phase 1 Circuit’s SX circuits without interfering with normal Mill conventional uranium ore processing, which could be run simultaneously with the separation of such feedstocks. These enhancements are expected to be made and the Phase 1 Circuit operational to accept MREC and similar intermediary REE products in 2027.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Dy and Tb production capability and potentially other REE material production capability through the development of its stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials. The Company submitted a license amendment application to DWMRC for approval of the proposed Phase 2 Circuit in November 2025.
In January 2026, the Company announced the results of a new AACE International Class 3 Bankable Feasibility Study (“BFS”) evaluating a planned Phase 2 Circuit expansion of REE processing capabilities at the Mill. The BFS evaluated the construction of the Phase 2 Circuit designed to materially expand the Mill’s ability to process monazite and other REE-bearing feedstocks into separated REE oxides. Upon commissioning, the Phase 2 Circuit is expected to increase the Mill’s REE oxide production capacity from approximately 850 to 1,000 tpa of NdPr oxide from the Phase 1 Circuit, to over 6,000 tpa of NdPr oxide, along with approximately 60 tpa of Tb and 200 tpa of Dy oxides from the combined Phase 1 Circuit and Phase 2 Circuit. This would provide the capability to produce sufficient NdPr up to approximately 7.0 million EVs/hybrid EVs per year. The Phase 2 Circuit would also add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which would allow the Phase 2 Circuit to be run completely independent of (and simultaneously with) the Mill’s conventional uranium and uranium/vanadium production.
The BFS estimates initial capital costs of approximately $410.0 million and indicates attractive projected economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. As the BFS evaluates a processing facility rather than a mineral property, it is not intended to constitute, and does not constitute, a feasibility study prepared in accordance with S-K 1300 on NI 43-101.
The Phase 2 Circuit expansion is intended to position the Company as a leading domestic processor of both light and heavy REE oxides, supporting the restoration of a secure U.S.-based REE supply chain. The BFS assumes feedstock supply from the Company’s existing HMS and monazite projects, as well as third-party sources including MREC and similar feedstocks, subject to permitting, development and market conditions.

The Pinyon Plain Project

Material Project
Non-Material Project
89
Kanab
89
UTAH
orado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0
5
10
20
Miles
180
Copyright:(c) 2014 Esri

The following technical and scientific description of the Pinyon Plain Project is based in part on the Preliminary Feasibility Study titled “Technical Report on the Updated Pre-Feasibility Study on the Pinyon Plain Project, Coconino County, Arizona, USA,” dated February 20, 2026, effective as of December 31, 2025, and prepared by Grant Malensek, M.Eng., P. Eng., Mark B. Mathisen, C.P.G., Yenlai Chee, C.P.G., Murray Dunn, P.Eng., each a Qualified Person employed by SLR, Lee (Pat) Gochnour, MMSA, a Qualified Person employed by Gouchnour & Associate, Inc. and Jeffrey L. Woods, MMSA, a Qualified Person employed by Woods Process Services (the “Pinyon Plain Technical Report Summary”). The Pinyon Plain Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The Pinyon Plain Project was considered under SEC S-K 1300 definitions to be a production stage property as of December 31, 2025 because it contains both Mineral Resources and Mineral Reserves and material extraction of Mineral Reserves started in 2024. Production is expected to continue in 2026.
Property Description
The Pinyon Plain Project is a fully permitted underground uranium deposit in northern Arizona, located on a 17-acre site within the Kaibab National Forest. The property is located at latitude 35°52'58.65” N and longitude 112° 5'47.05” W. It is situated 153 mi north of Phoenix, 86 mi northwest of Flagstaff, and seven miles southeast of Tusayan, in Sections 19 and 20, Township 29 North, Range 03 East, Gila and Salt River Meridian (GSRM), Coconino County, Arizona. Ore haulage from the Pinyon Plain Project to the Mill in Blanding, Utah, is 315 miles on paved roads and 5 miles on dirt roads.

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
Claim maintenance costs for 2025 were $1,800. The claims have a 3.5% Atomic Energy Commission Circular 5 royalty on uranium production, payable to a former owner of the claims.
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
Drill core was collected from both historical surface holes and underground drilling. The historic underground drilling core (2016-2017), which makes up the majority of data for the Main Zone, was analyzed at the Mill. The Company utilized standard QA/QC procedures for analyzing uranium. This QA/QC program involved the submission of duplicate samples, certified reference materials and blank samples to the White Mesa Mill laboratory. It also included sending samples to 3rd Party laboratories for analysis and the submission of certified reference materials to those laboratories.

Drill core collected from recent underground drilling (2024-2025), which makes up the majority of the data for the Juniper Zone, was analyzed at Hazen Research, Inc. in Golden, Colorado. The Company submitted standard QA/QC samples to the laboratory for the analysis of uranium only. This QA/QC program involved the submission of duplicate samples, certified reference materials and blank samples to Hazen Research, Inc. It included sending check samples to the White Mesa Mill laboratory and to a 3rd party laboratory, Pace Analytical, in Sheridan, Wyoming. Certified reference materials and blank materials were also submitted to these laboratories.

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

Mineral Resource Estimate
The Mineral Resource estimate was completed using a conventional block modeling approach. The workflow used by SLR included developing a geological/stratigraphic model of the breccia-pipe host based on drill logs and downhole radiometric logging. Six uranium (U3O8) mineralization domains (wireframes) were interpreted using equivalent uranium grade assays at a nominal cut-off grade of 0.15% U3O8.

Model estimates were validated using standard industry techniques, including statistical comparisons between composite samples and parallel inverse distance squared (ID²), ordinary kriging (OK), and nearest neighbor (NN) estimates; swath plots; and visual reviews in cross-section and plan. Following grade estimation, a visual review comparing block estimates to drill holes was conducted to confirm general lithologic and analytical conformance, and the work was peer-reviewed prior to finalization.

Mineral Resources exclude previously reported uranium mineralization within the Cap and Upper zones in accordance with conditions of the Arizona Department of Environmental Quality (ADEQ) Aquifer Protection Permit, which restricts mining between elevations of 5,340 ft and 4,508 ft above sea level.

The Pinyon Plain Mineral Resources are reported in situ at a long-term uranium price of US$90/pound U₃O₈ using an equivalent uranium cut-off grade of 0.31% eU₃O₈ and an assumed 96% metallurgical recovery.

The table below sets out the Mineral Resources estimates for the Pinyon Plain Project as of December 31, 2025. As stated in S-K 1300 regulations, Mineral Resources must be reported exclusively of Mineral Reserves. These estimates are derived from the Pinyon Plain Technical Report Summary. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2025.
Pinyon Plain Project – Summary of Mineral Resources – In Situ Uranium, December 31, 2025(1)(2)(3)(4)(5)(6)(7)(8)

Zone	Classification	Cut-Off	Tonnage	Grade	Contained Metal	Metallurgical Recovery
		(% U3O8)	(Tons)	(% U3O8)	(lb U3O8)
Main	Measured	0.31	—	—	—	—
	Indicated	0.31	10,454	0.604	126,197	96%
	Measured + Indicated	0.31	10,454	0.604	126,197	96%
	Inferred	0.31	7,293	0.816	119,022	96%
Main Lower	Measured	0.31	—	—	—	—
	Indicated	0.31	1,385	0.407	11,281	96%
	Measured + Indicated	0.31	1,385	0.407	11,281	96%
	Inferred	0.31	2,671	0.470	25,091	96%
Juniper	Measured	0.31	—	—	—	—
	Indicated	0.31	7,198	0.471	67,731	96%
	Measured + Indicated	0.31	7,198	0.471	67,731	96%
	Inferred	0.31	4,917	0.983	96,662	96%

Juniper Lower	Measured	0.31	—	—	—	—
	Indicated	0.31	—	—	—	—
	Measured + Indicated	0.31	—	—	—	—
	Inferred	0.31	37	0.319	235	96%
Total Measured		0.31	—	—	—	—
Total Indicated		0.31	19,038	0.539	205,209	96%
Total Measured + Indicated		0.31	19,038	0.539	205,209	96%
Total Inferred		0.31	14,917	0.808	241,010	96%
Notes:
(1) SEC S-K 1300 definitions were followed for all Mineral Resource categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) Mineral Resources are estimated at 0.310% U3O8 with an estimated metallurgical recovery of 96% for uranium.
(3) Mineral Resources are estimated using a long-term uranium price of US$90 per pound. The long-term uranium price is based on supply and demand projections for the period 2026-2040.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Bulk density is 0.099 st/ft3 (10.1 ft3/ton or 3.50 ton/m3) for the Main and Juniper Zones and 0.082 st/ft3 (12.2 ft3/ton or 2.63 ton/m3) for the Main Lower and Juniper Lower Zone.
(6) Mineral Resources are exclusive of Mineral Reserves and do not have demonstrated economic viability.
(7) Numbers may not add due to rounding.
(8) Mineral Resources are 100% attributable to the Company.
The U3O8 Mineral Resource estimate for the Pinyon Plain Project dated December 31, 2025 differed from the previously reported Mineral Resource estimate as of December 31, 2024, as shown in the following table:
Pinyon Plain Project – Comparison between December 31, 2025 and December 31, 2024 Mineral Resources(1)

December 31, 2024 In-Situ Uranium Mineral Resources
Zone	Classification	Cut-Off	Tonnage	Grade	Contained Metal
		(% U3O8)	(Tons)	(% U3O8)	(lb U3O8)
Main Lower	Measured	0.3	—	—	—
	Indicated	0.3	—	—	—
	Measured + Indicated	0.3	—	—	—
	Inferred	0.3	2,000	0.48	16,000
Juniper I (Juniper)	Measured	0.3	—	—	—
	Indicated	0.3	37,000	0.95	703,000
	Measured + Indicated	0.3	37,000	0.95	703,000
	Inferred	0.3	2,000	0.58	24,000
Juniper II (Juniper Lower)	Measured	0.3	—	—	—
	Indicated	0.3	—	—	—
	Measured + Indicated	0.3	—	—	—
	Inferred	0.3	1,000	0.36	8,000
Total Measured		0.3	—
Total Indicated		0.3	37,000	0.95	703,000
Total Measured + Indicated		0.3	37,000	0.95	703,000
Total Inferred		0.3	5,000	0.50	48,000
Variance % (2025 Mineral Resources vs 2024 Mineral Resources)

Main Lower	Measured	3.3%	—%	—%	—%
	Indicated	3.3%	—%	—%	—%
	Measured + Indicated	3.3%	—%	—%	—%
	Inferred	3.3%	33.6%	(15.2)%	56.8%
Juniper I (Juniper)	Measured	3.3%	—%	—%	—%
	Indicated	3.3%	(80.5)%	(50.4)%	(90.4)%
	Measured + Indicated	3.3%	(80.5)%	(50.4)%	(90.4)%
	Inferred	3.3%	145.9%	69.5%	302.8%
Juniper II (Juniper Lower)	Measured	3.3%	—%	—%	—%
	Indicated	3.3%	—%	—%	—%
	Measured + Indicated	3.3%	—%	—%	—%
	Inferred	3.3%	(96.3)%	(11.4)%	(97.1)%
Total Measured		3.3%	—%	—%	—%
Total Indicated		3.3%	(48.5)%	(43.3)%	(70.8)%
Total Measured + Indicated		3.3%	(48.5)%	(43.3)%	(70.8)%
Total Inferred		3.3%	198.3%	61.6%	402.1%
Notes:
(1) There were no reported Mineral Resources for the Main Zone at December 31, 2024, so no basis for a comparison.
These changes are primarily due to an overall update of the block model based on additional drilling in the Juniper and Juniper lower zones as well as mining production data from the Main Zone. The deposit contains very friable high grade uranium that is difficult to delineate with drilling. Mine production data was used to influence the revised estimate of the Main Zone. Mining data from production was used to better understand both the tonnage and grade. Grade data from mininig was used in the Mineral Resource estimate. Mine production in the Main Zone is removed from the Mineral Reserve not the Mineral Resource and is therefore disclosed below. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Pinyon Plain Technical Report.
The Company is currently mining the Main Zone of Pinyon Plain, which contains approximately 11.7 million lb of Cu. At this time, the Company does not intend to expend the capital required to build a Cu circuit at the Mill. Accordingly, the new Pinyon Plain Technical Report Summary does not include any copper Mineral Resources as of December 31, 2025, representing a 100% reduction in the copper Mineral Resources for Pinyon Plain since December 31, 2024, when the Company had estimated copper Mineral Resources for Pinyon Plain of 1,155 pounds of Measured Mineral Resources, 10,545 pounds of Indicated Mineral Resources and 470 pounds of Inferred Mineral Resources.
Mineral Reserve Estimate
The Mineral Reserve estimate for Pinyon Plain is based on the Measured and Indicated Mineral Resources as of December 31, 2025, a detailed mine design, and modifying factors such as a feasible mining method, external dilution, and mining extraction factors. No Inferred Mineral Resources were converted to Mineral Reserves. Mineral Reserves are reported in situ, after application of mining dilution and mining extraction, but prior to application of metallurgical recovery. Metallurgical recovery is applied subsequently in the economic analysis to estimate recovered and saleable U₃O₈.
The planned mining method at Pinyon Plain is longhole stoping. Development waste rock will be temporarily stored on surface and then used at the end of mining to fill voids created by mining. Metallurgical test results provided by White Mesa Mill laboratory personnel indicated that metallurgical recoveries using optimum roasting and leach conditions will be approximately 96% for uranium.
The underground mine design was based on grade envelopes of assays at a nominal grade of 0.35% U3O8 using underground mining methods and processing via a toll milling agreement.
Current economic conditions, mine design, and cash flow analysis do not account for processing of copper mineralization and thus copper is excluded from the Mineral Reserve estimate.

The table below sets out the Mineral Reserves estimates for the Pinyon Plain Project as of December 31, 2025. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates set forth in the Pinyon Plain Technical Report Summary remained accurate as of December 31, 2025.
Pinyon Plain Project – Summary of Mineral Reserves, December 31, 2025(1)(2)(3)(4)(5)(6)(7)

Zone	Classification	Cut-Off (% U3O8)	Tonnage (Tons)	Grade (% U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery
Main	Proven	0.35	17,500	1.04%	365,300	96%
	Probable	0.35	79,900	1.06%	1,697,600	96%
Juniper	Proven	0.35	—	—	—	96%
	Probable	0.35	35,700	0.71%	508,300	96%
Total Proven + Probable		0.35	133,000	0.97%	2,571,200	96%
Notes:
(1) SEC S-K 1300 definitions were followed for all Mineral Reserve categories. These definitions are also consistent with CIM (2014) definitions in NI 43-101.
(2) The Mineral Reserve estimate is reported on a 100% ownership basis.
(3) Mineral Reserves are reported on an in situ basis after applying dilution and mining extraction.
(4) Mineral Reserves are estimated using a long-term uranium price of $80/pound U3O8, and a breakeven cut-off grade of 0.35% U3O8.
(5) Stope shapes were created using a minimum mining width of 4 ft and 20 ft vertical stope heights.
(6) A tonnage factor of 0.099 st/ft3 was used which is derived from operational data.
(7) Numbers might not add due to rounding.
(8) The Mineral Reserve is exclusive of all mining that took place prior to December 31, 2025 which includes approximately 54,000 tons containing 1,742,000 pounds U3O8.
The U3O8 Mineral Reserve Estimate for the Pinyon Plain Project dated December 31, 2025 differed from the previously reported Mineral Reserve estimate as of December 31, 2024, as shown in the following table:
Pinyon Plain Project – Comparison between December 31, 2025 and December 31, 2024 Mineral Reserves(1)

Zone	Classification	Cut-Off (% U3O8)	Tonnage (Tons)	Grade (% U3O8)	Contained Metal (lb U3O8)	Metallurgical Recovery
December 31, 2024 Proven and Probable Reserves
Main	Proven	0.30	7,800	0.33%	50,800	96%
	Probable	0.30	126,700	0.60%	1,517,000	96%
Total Proven + Probable		0.30	134,500	0.58%	1,567,800	96%
Variance % (2025 Mineral Reserves vs 2024 Mineral Reserves)
Main	Proven	16.7%	124%	215%	619%	96%
	Probable	16.7%	(37)%	77%	12%	96%
Total Proven + Probable		16.7%	(28)%	83%	32%	96%
Notes:
(1) There were no reported Mineral Reserves for the Juniper Zone at December 31, 2024, so no basis for a comparison.
The changes are primarily due to an estimation of the underlying Mineral Resources that did not fully reflect the reality of the deposit. The deposit contains very friable high grade uranium in fractures that is difficult to delineate with underground drilling. Data from mining the Main Zone was used to influence the updated underlying Mineral Resource and increase the overall recoverable pounds. In addition, additional drilling in the Juniper Zone allowed that portion of the deposit to be converted to Mineral Reserves using the appropriate modifying factors.
Reconciliation Data 2024-2025 Production

A reconciliation was completed between reported uranium production for the 2024–2025 period and the Mineral Resource Estimate block model for the Pinyon Plain Mine by depleting the model using company-provided mine-out shapes totaling 553,728 ft³ for the Main Zone and comparing the results to the cumulative production of 1,741,695 pounds U3O8 for 2024–2025.
Using the surveyed mine-out volume and reported production tonnage, the implied in situ tonnage factor for the Main Zone is approximately 0.099 st/ft³, which is materially higher than the global density of 0.082 st/ft³ used in previous resource estimates. The global density was derived from extensive caliper-based specific gravity measurements on 2,857 drill core samples, modeled using inverse distance squared interpolation, and validated against wax-sealed water-immersion measurements on 37 full-core samples, which indicated that the caliper method averages approximately 1% higher, a difference previously considered immaterial.
However, reconciliation demonstrates that this global density is not representative of in situ conditions within the high-grade mined domains. Accordingly, a production-derived tonnage factor of 0.099 st/ft³ was applied on a domain-restricted basis to the Main Zone, consistent with CIM (2019) guidance to apply locally calibrated modifying factors, which was justified by operational data. Using this revised density, the depleted Main Zone resource is estimated at 54,819 tons at 1.30% U3O8, for 1,420,030 pounds U3O8. A comparison between the mine reported production values and updated model results using the higher in situ tonnage factor is presented in the table below.

Model vs. Production	Tonnage	Grade	Contained Metal
	(st)	(%U3O8)	(lb U3O8)
Model	54,819	1.30	1,420,030
Mine	54,009	1.61	1,741,695
Mine to Model	(1.5)%	19.7%	18.5%
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
In 2024, a vent raise was completed, which aided in providing fresh air to the mine as well as acting as an emergency escapeway. Underground development continued in both the Main and Juniper zones. Two drill stations were installed along the decline to the Juniper Zone. Delineation drilling in the Juniper Zone started in October 2024 and is expected to be completed in Q1 2025. Ore that was encountered during development was mined and placed on the ore pad. As of December 31, 2024, 6,815 tons of ore were mined at an average grade of 1.53% U3O8 containing 207,981 pounds U3O8. Transportation from and hence Production at Pinyon Plain was delayed in 2024 by several months as the Company engaged in discussions with the Navajo Nation, the largest and most populous indigenous tribe in the U.S., that resulted in the signing of an agreement governing the transport of uranium ore along federal and state highways crossing the Navajo Nation, which was announced on January 29, 2025. Ore transport from the Pinyon Plain mine re-commenced on February 12, 2025, which resolved the issue and ended the delay in transportation and production.
The Pinyon Plain Mine is being developed from the two lower shaft stations. Development drifts are driven by miners using jack-legs to spiral around the mineralized zone of the breccia pipe in the country rock and establishing various sub-levels to access the ore. Once development is complete, miners then proceed to stope mine areas to create voids where the ore can then be ring drilled and larger zones can be mined in bulk. Ore is moved to the shaft utilizing Load-Haul-Dump ("LHD") muckers, dumped into a grizzly that feeds a hopper. The hopper loads the skips where it is then hoisted to the surface, dumped and moved to the ore pad for temporary storage. The ore from the ore pad is loaded into trucks, tarped and hauled to the Company’s White Mesa Mill for processing.
The Pinyon Plain Project was acquired by the Company in June 2012 through the acquisition of the U.S. Mining Division from Denison. As of December 31, 2025, the total net book value attributable to the Pinyon Plain Project and its associated equipment on the financial statements of the Company was $8.34 million.
The Company’s Planned Work
In 2026, the Company plans to continue production of U3O8 from Pinyon Plain. Mining will continue in the Main Zone while a decline is driven to access the Juniper Zone. Once the decline and ventilation have been established mining will commence in the Juniper Zone.

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

Ownership
Since May 27, 2016, the Roca Honda Project has been held solely by Strathmore Resources (US) Ltd (Strathmore), which is a wholly owned subsidiary of Energy Fuels Inc. Strathmore acquired the initial portion of the property on March 12, 2004, from Rio Algom Mining LLC (Rio Algom), a successor to Kerr-McGee Corporation (Kerr-McGee), which had staked the claims in 1965 and had continuously maintained them. Roca Honda Resources LLC. (RHR) was established on July 26, 2007, when Strathmore formed a limited liability company with Sumitomo Corporation of Japan and transferred the property to RHR. Energy Fuels Inc. acquired a 100% interest in Strathmore in August 2013 and assumed Strathmore’s 60% ownership interest in RHR. Energy Fuels Inc. acquired the remaining 40% ownership interest in RHR in May 2016 and is now 100% owner of the Roca Honda Project. Total holding costs for 2025 were $51,000.
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
Holding costs for the 163 claims include a claim maintenance fee of $200.00 per claim payable to the BLM before September 1 of each calendar year and recording an affidavit and Notice of Intent to hold with the McKinley County Clerk, New Mexico. County recording fees for the claims are approximately $330 per year
New Mexico General Mining Lease number HG-0133, located on Section 16, covers an area of 638 acres. The mining lease has a primary, secondary, tertiary, and quaternary term, each with annual rentals to be paid in advance. Strathmore first acquired a lease on Section 16 in November 2004 (Lease number HG-0036-002). As there was no provision to extend the lease past 2019 other than by production, Strathmore dropped the lease as its payment came due in December 2015. The New Mexico Land Office held an auction of the lease parcel that same month. Strathmore was the successful bidder, paying a $100,000 bonus. The new lease has a primary term of three years, and the annual rental is $1.00/acre ($640). The secondary term for years 4 and 5 will require a payment of $10/acre each year, and the tertiary term, years 6 through 10, will cost $3.00/acre each year. The lease will have a quaternary term for years 11 through 15 requiring an annual rental of $10.00 per acre plus an escalating advanced royalty of $10.00 per acre per year. By acquiring the new lease, Strathmore may now hold the land until production can begin up to December 14, 2030. At the end of the quaternary term, the lease may be automatically extended if production has begun. The lease stipulates a 5% of gross returns royalty to the State of New Mexico “less actual and reasonable transportation and smelting or reduction costs, up to 50% of the gross returns” for production of uranium, which is designated a “special mineral” in the lease.

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
Permitting and Licensing
The Roca Honda Project is at an advanced stage of permitting. A Draft EIS was completed by the USFS in February 2013. In March 2015, the USFS initiated the scoping process for a new mine dewatering alternative. In September 2016, an additional scoping process to incorporate Section 17 (the “Adjacent Properties”) and development drilling into the mine plan was initiated by the USFS. In November 2025, the Company submitted a revised Plan of Operations to the USFS. A revised Draft EIS is expected to be completed during 2026 with a Final EIS and RoD scheduled to be completed in 2027.
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
The two other major permits that are in the agency review stage are the Discharge Permit, which is expected to be issued in 2027, and the Permit to Mine, which is expected to be issued in 2028 following issuance of the Final EIS and approval of the Plan of Operations by the USFS. Permit approvals from the USACE and the EPA are also required for discharge of treated mine water associated with mine activities. An application for the USACE permit has been submitted and the permit is expected prior to issuance of the Permit to Mine in 2027. An application for the EPA permit for discharge of treated mine water has also been submitted and the permit is expected prior to issuance of the Permit to Mine in 2027. EPA approval under the Clean Air Act National Emissions Standard for Hazardous Air Pollutants will also be required prior to mining.
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
Uranium mineralization in the Roca Honda Project area is believed to be predominantly primary (trend) mineralization, with some secondary mineralization due to oxidation and mobilization of uranium near permeable geologic structures. Uranium mineralization consists of dark organic-uranium oxide complexes. The uranium in the Roca Honda Project area is dark gray to black in color and is found between depths of approximately 1,380 ft to 2,600 ft below the surface.
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
The table below sets out the Mineral Resources estimates for the Roca Honda Project as of December 31, 2025. These estimates are derived from the Roca Honda Technical Report Summary, in which Mineral Resources were estimated as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Roca Honda Technical Report Summary remained accurate as of December 31, 2025.
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
The Roca Honda Project was acquired by the Company in August 2013, through the Company’s acquisition of Strathmore. As of December 31, 2025, the total net book value attributable to the Roca Honda Project on the consolidated financial statements of the Company was $22.42 million.
The Company’s Planned Work
The Company intends to continue its permitting and related activities at the Roca Honda Project during 2026. Permitting efforts in 2026 include finalizing the integration of the Adjacent Roca Honda Properties into the permitting efforts underway for the Roca Honda Project properties, including the expected completion of a revised Plan of Operations with the USFS and issuance of a revised Draft EIS through the USFS.

The Sheep Mountain Project

N
0
10
20
40
Miles
Thermopolis
25
Riverton
Lander
Casper
Sheep Mountain
287
80
Rawlins

The following technical and scientific description of the Sheep Mountain Project is based in part on a Preliminary Feasibility Study titled “Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA” originally dated and effective as of December 31, 2021, as amended January 30, 2023, and prepared by Douglas Beahm, PE, PG SME R.M., a Qualified Person employed by BRS Inc. ("BRS"), as well as Daniel Kapostasy, PG, SME R.M., a non-independent Qualified Person employed with the Company, and Terence McNulty, PE, PhD, an independent consultant (the “Sheep Mountain Technical Report Summary”). The Sheep Mountain Technical Report Summary was prepared in accordance with both S-K 1300 and NI 43-101. The Sheep Mountain Project contains both Mineral Resources and Minerals Reserves, as defined in S-K 1300 and NI 43-101 and is therefore considered under SEC S-K 1300 definitions to be a development stage property.
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

Congo Pit
(Proposed)
CROOKS GAP RD
(Proposed Declines
to Underground Mine)
Sheep I
Shaft
Sheep II
Shaft
Heap Leach Facility
(Proposed)
BIG EAGLE RD
N
0 ¼ ½ 1
Miles

Ownership
The mineral properties at the Sheep Mountain Project are comprised of 218 unpatented mining claims on land administered by the BLM, and approximately 640 acres within a State of Wyoming lease. The combination of the mineral holdings comprises approximately 5,055 acres. Total holding costs for 2025 were $46,260.
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
The table below sets out the Mineral Resources estimates for the Sheep Mountain Project as of December 31, 2025. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Resources as of December 31, 2021 and are exclusive of Mineral Reserves. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2025.
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
The table below sets out the Mineral Reserve estimates for the Sheep Mountain Project as of December 31, 2025. These estimates are derived from the Sheep Mountain Technical Report Summary, which estimated Mineral Reserves as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Reserve estimates set forth in the Sheep Mountain Technical Report Summary remained accurate as of December 31, 2025.
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
The Company is subject to liabilities for mine reclamation at the Sheep Mountain Project. The Company files an annual report with the State of Wyoming, and the amount of the bond may be adjusted annually to provide sufficient surety to cover the expected cost of reclamation. The Company’s reclamation of the exploration drilling performed by Titan was deemed complete in October 2014; the drilling permit was terminated, and that bond was fully released.
The Sheep Mountain Project was acquired by the Company in February 2012, through the Company’s acquisition of Titan. As of December 31, 2025, the total net book value attributable to the Sheep Mountain Project on the Company’s consolidated financial statements was $34.18 million.
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

The Bullfrog Project

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Whirlwind
Montrose
La Sal Complex
Monticello
Dove Creek
Bullfrog Project
Blanding
White Mesa Mill
Halls Crossing
UTAH
COLORADO
70
6
50
141
128
72
24
191
46
90
276
95
666
N
0
10
20
40
Miles

The following technical and scientific description of the Bullfrog Project is based in part on the report titled “Technical Report on the Bullfrog Project, Garfield County, Utah, USA,” dated May 9, 2025 prepared by Grant A. Malensek, M. Eng, P.Eng., Mark B. Mathisen, C.P.G., Stuart Collins, and Tedros Tesfay, Ph.D, SME (RM), each a Qualified Person employed by SLR, Jeffrey L. Woods, MMSA QP, a Qualified Person employed by Woods Process Services, and Lee (Pat) Gochnour, MMSA QP, a Qualified Person employed by Gochnour & Associates Inc., (the “Bullfrog Technical Report Summary”). The Bullfrog Technical Report Summary was prepared in accordance with S-K 1300 and NI 43-101. The Bullfrog Project does not have known “Mineral Reserves” and is therefore considered under SEC S-K 1300 definitions to be an exploration stage property. Once developed, Bullfrog will operate as an underground mine.
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
Ownership

The Company’s property position at the Bullfrog Project consists of 127 unpatented mining claims located on BLM land, encompassing approximately 2,344 acres. Surface access to conduct exploration, development and mining activities on unpatented mining claims is granted by the BLM as long as NEPA regulations are met. The property is 100% owned by the Company and was acquired from Denison Mines Corp. and its affiliates in June 2012. Total holding costs in 2025 were $25,889.
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
Exxon conducted reconnaissance in the area in 1974 and 1975, resulting in staking of the first “Bullfrog” claims in 1975 and 1976. The first drilling program in 1977 resulted in the discovery of what became the Southwest deposit. Additional claims were subsequently staked, and drilling was continued, first by Exxon’s Exploration Group, and then by its Pre-Development Group. Several uranium and vanadium zones were discovered in the Southwest and Copper Bench areas, and mineralization exhibiting potential economic grade was also discovered in the Indian Bench area. With the declining uranium markets of the early 1980s, Exxon prepared a pre-feasibility report and then discontinued development of the property. Subsequently, Exxon offered the property to Atlas Minerals Corporation (“Atlas”) in January 1982.
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
Mineral Resource Estimates
Mineral Resources have been classified in accordance with SEC S-K 1300 definitions, which are consistent with the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves dated May 10, 2014 (CIM (2014) definitions), which are incorporated by reference in NI 43-101.
The Mineral Resource estimate was completed using a conventional block modeling approach. The general workflow used by SLR included the construction of a geological or stratigraphic model representing the Morrison Formation (Jm) in Seequent’s Leapfrog Geo (Leapfrog Geo) from mapping, drill hole logging, and sampling data, which was then used to define discrete domain and surfaces representing the Lower Zone and the Upper Zone (which is the combination of the ML and MU zones) of the lower Salt Wash Sandstone Member (Jms). The geologic model was then used to constrain resource estimation completed using Seequent’s Leapfrog Edge (Leapfrog Edge) software. The resource estimate used a regularized, unrotated whole block approach, inverse distance cubed (ID3) methodology, and 1.0 ft, uncapped composites to estimate the uranium (eU3O8) in a three-pass search approach. Hard boundaries were used with ellipsoidal search ranges, and search ellipse orientation was informed by geology and mineralization wire framing. Density values were assigned based on historical bulk density records.
Estimates were validated using standard industry techniques including statistical comparisons with composite samples and parallel inverse distance squared (ID2), ordinary kriging (OK), and nearest neighbor (NN) estimates, swath plots, and visual reviews in cross section and plan. A visual review comparing blocks to drill holes was completed after the block modeling work was performed to ensure general lithologic and analytical conformance and was peer reviewed prior to finalization.
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
The table below sets out the Mineral Resources estimates for the Bullfrog Project as of December 31, 2025. These estimates are derived from the Bullfrog Technical Report Summary, which estimated Mineral Resources as of December 31, 2024. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Bullfrog Technical Report Summary remained accurate as of December 31, 2025.
2025 Bullfrog Project Mineral Resources – In Situ Uranium(1)(2)(3)(4)(5)(6)(7)(8)

Classification	Area	Cut-Off Grade	Tons	Grade	Contained Metal	Metallurgical Recovery
		(% eU3O8)	(000s)	(% eU3O8)	(000s lbs of U3O8)
Total Indicated Resources	Bullfrog	0.15	1,740	0.303	10,510	95%
Total Inferred Resources	Bullfrog	0.15	610	0.279	3,420	95%
Notes:
(1) SEC S-K 1300 and NI 43-101 definitions were followed for all Mineral Resource categories. The definitions are also consistent with CIM (2014) definitions in NI 43-101
(2) Cut-off grade is a 0.150% eU3O8.
(3) Cut-off grade is calculated using a sale price of $90/pound of U3O8. The long-term uranium price is based on supply and demand projections extending through 2035-2040.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Mineral Resources based on a tonnage factory of 15.0 ft.3/ton (Bulk density 0.0667 ton/ft3 or 2.13 t/m3).
(6) Mineral Resources have not been demonstrated to be economically viable.
(7) Metallurgical recovery is 95%

(8) Total may not add due to rounding.
(9) Mineral Resources are 100% attributable to EFR.
The Bullfrog Technical Report Summary provided an updated Mineral Resource estimate as of December 31, 2024 but was not issued until May 2025. The estimate of Mineral Resources for the Bullfrog Project that was included in the Company's Annual Report for the year ended December 31, 2024 was based on the preceding, now superseded technical report summary. The table below compares the current Mineral Resource estimate as of December 31, 2025 with the prior Mineral Resource estimate as of December 31, 2024 as presented in the Company's prior year Annual Report, and discloses the percentage changes from 2024 to 2025.
Bullfrog Project Mineral Resources Comparison to Previous Estimate

Classification	Area	Cut-Off Grade	Tons	Grade	Contained Metal	Metallurgical Recovery
		(% eU3O8)	(000s)	(% eU3O8)	(000s lbs of U3O8)
December 31, 2024 Indicated and Inferred Mineral Resources
Total Indicated Resources	Bullfrog	0.165	1,560	0.29	9,100	95%
Total Inferred Resources	Bullfrog	0.165	410	0.25	2,010	95%
December 31, 2025 Indicated Mineral Resources
Total Indicated Resources	Bullfrog	0.150	1,740	0.303	10,510	95%
Total Inferred Resources	Bullfrog	0.150	610	0.279	3,420	95%
Variance %
Total Indicated Resources	Bullfrog	(9.1)%	11.5%	4.5%	15.5%
Total Inferred Resources	Bullfrog	(9.1)%	48.8%	11.6%	70.1%

The previous Mineral Resource estimate for the Project was based on 2-dimensional grade x thickness (GT) contours. The data used for the previous estimate was the same data set used in the updated estimate but utilizing a different method (See Mineral Resource Estimate section above for details). The change to a 3-dimensional block model was done for two reasons, to bring the Mineral Resource estimate up to date in terms of best practice modelling and to provide a block model that could be used for mine planning and development purposes.
Present Condition of the Property and Work Completed to Date
There is no existing infrastructure on the Bullfrog Property.
The Bullfrog Project was acquired by the Company in June 2012, through the acquisition of the U.S. Mining Division from Denison. The cost of the Bullfrog Project has been fully impaired, and as of December 31, 2025, the total net book value attributable to the Bullfrog Project and its associated equipment on the financial statements of the Company was nil.
The Company’s Planned Work
Due to improvement in the uranium market in recent years, the Company is planning to conduct additional evaluation work at the Bullfrog Project during 2026. The Company also plans on restarting the permitting process with the BLM and State of Utah in 2026.

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
Ownership
The Project consists of approximately 9,750 acres of mineral rights in a combination of unpatented mining claims owned by EFR Colorado, unpatented mining claims leased by EFR Colorado, State of Utah mineral leases, a San Juan County surface use, access, and mineral lease, and mining leases on private mineral rights, all located in the La Sal Mining District. The land surface overlying some mineral rights is also of varying ownership. Where the federal government controls the surface and minerals, EFR Colorado has the right to access, explore, develop, and mine on unpatented mining claims located on land managed by the BLM or USFS, as long as NEPA regulations are met. All other property, regardless of ownership, is covered by access or surface lease agreements with landowners, including ranchers, San Juan County, and the State of Utah. Total holding costs including fee leases, surface use agreements and claims in 2025 were $0.24 million.
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
All claims, which are renewed annually in September of each year, are in good standing until September 1, 2026 (at which time they will be renewed for the following year as a matter of course). All unpatented mining claims are subject to an annual federal mining claim maintenance fee of $200 per claim plus approximately $10 per claim for county filing fees to the BLM.
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
The table below sets out the Mineral Resources estimates for the La Sal Project as of December 31, 2025. These estimates are derived from the La Sal Technical Report Summary, which estimated the Mineral Resources as of December 31, 2021. Daniel Kapostasy, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the La Sal Technical Report Summary remained accurate as of December 31, 2025.
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
(3) The cut-off grade is calculated using a metal price of $65/pound of U3O8. The long-term uranium price is based on supply and demand projections for the period 2021-2035.
(4) No minimum mining width was used in determining Mineral Resources.
(5) Mineral Resources are based on a tonnage factory of 14.5 ft3/ton (Bulk density 0.0690 ton/ft3 or 2.21 t/m3).
(6) Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
(7) Total may not add due to rounding.

(8) Mineral Resources are 100% attributable to EFR.
La Sal Mineral Resources – In Situ Uranium and Vanadium, December 31, 2025(1)(2)(3)(4)(5)

Classification	Zone	Cut-Off Grade	Tons	Grade	Pounds	Metallurgical Recovery	Grade	Pounds	Metallurgical Recovery
		(%U3O8)	(000s)	(% eU3O8)	(000s eU3O8)	(U3O8)	(% V2O5)	(000s V2O5)	(V2O5)
La Sal Inferred Resources	Energy Queen	0.17	147	0.25	749	96%	1.07	3,129	75%
	Redd Block	0.17	336	0.29	1,918	96%	1.14	7,679	75%
	Beaver/La Sal	0.17	90	0.25	446	96%	1.01	1,803	75%
	Pandora	0.17	189	0.24	904	96%	1.02	3,582	75%
Total Inferred Resources		0.17	763	0.26	4017	96%	1.08	16,192	75%
Notes:
(1) All notes from the La Sal Mineral Resources - In Situ Uranium and Vanadium, December 31, 2024, apply to this table.
(2) As of the date of this filing, the tons of mineralized material is sitting in stockpiles at the White Mesa Mill, La Sal Mine, Beaver Mine, Pandora Mine or has been processed at the White Mesa Mill. The uranium grade of produced tons of mineralized material is from gamma probing, which is considered standard practice in the industry and is reconciled when it is processed at the mill. The vanadium grade has not been assayed as of the date of this filing and is assumed to be the average grade of the deposit the deposit it was mined from or 1.01% V2O5 for Beaver/La Sal or 1.02% V2O5 for Pandora.
(3) The 44,869 tons of uranium/vanadium ore mined represent 5.7% of the Total Inferred tons reported December 31, 2024.
(4) The 155,117 pounds of U3O8 mined represent 2.7% of the contained Total Inferred U3O8 pounds reported December 31, 2024.
(5) The 911,000 pounds of V2O5 mined represent 5.3% of the contained Total Inferred V2O5 pounds reported December 31, 2024.
(6) There are no other changes to the Uranium or Vanadium Mineral Resources between those reported December 31, 2024 and December 31, 2025 than those reported due to depletion of the Mineral Resource from mining operations.
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

The Pandora Property is dry underground. Mineralized material is mined from the La Sal Complex by miners using jacklegs and mining in a random room and pillar method. Mineralized material is identified by the miners due to its gamma signature. It is then drilled and blasted and moved to the surface using 7-10 ton trucks. The mineralized material is stockpiled on the surface at the mines and hauled to the Company’s White Mesa Mill in Blanding, UT for processing. The La Sal Complex utilizes infrastructure of various ages installed over the last 40 years. A new mine office was installed in 2023. Equipment including trucks, LHD muckers and jacklegs are replaced on an as needed basis.
Reclamation work on the Snowball development rock area was completed in 2021.
The Company acquired the Energy Queen Property in December 2006. The remainder of the La Sal Project was acquired by the Company in June 2012, through the acquisition of the Denison US Mining Division. As of December 31, 2025, the total net book value attributable to the La Sal Project and its associated equipment on the financial statements of the Company was $13.24 million.
In Q4 2023, the Company restarted mining at the La Sal Complex. The La Sal Decline/Beaver Shaft mines were operated by Energy Fuels employees and the Pandora mine was operated by a contractor to the Company. In Q1 2025, the contractor was replaced by Company employees. In 2025, the three mines together produced 44,869 tons of mineralized material . In addition to mining, additional rehabilitation work was undertaken where required.
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

The Vara Mada Project (formerly the Toliara Project)
The following technical and scientific description of the Vara Mada Project (formerly known as the Toliara Project) is based in part on a Feasibility Study titled “Vara Mada Project Feasibility Study, NI43-101 & S-K 1300 Technical Summary” dated December 5, 2025 and effective as of June 30, 2025, and prepared by Ian Bernardo, B.Eng, MIEAust, a non-independent Qualified Person employed by Base Resources, as well as Gregory Jones, B.Sc, FAusIMM, an independent Qualified Person employed by IHC Mining, Christopher Sykes B.Eng, MMSA, an independent Qualified Person employed by IHC Mining, Mitchell Ryan, B.Eng, MAusIMM, an independent Qualified Persons employed by IHC Mining, Etienne Raffailac M.Met.Eng, MAusIMM, an independent Qualified Person employed by Mineral Technologies, Alwyn Scholtz, B.Eng, M.Sc, MAusIMM, an independent Qualified Person employed by Lycopodium, Warwick Donaldson PrEng, BSc, MSAICE, an independent Qualified Person employed by PRDW and Francois van Reenen, B.Eng, ECSA, an independent Qualified Person employed by Zutari (the “Vara Mada Technical Report Summary”). The Vara Mada Technical Report Summary was prepared in accordance with both S-K 1300 and NI 43-101. The Vara Mada Project contains both Mineral Resources and Minerals Reserves, as defined in S-K 1300 and NI 43-101 and is therefore considered under SEC S-K 1300 definitions to be a development stage property.
Project Description
The Vara Mada Project is a development stage HMS project located in Southwestern Madagascar at approximately 23°00'42” south latitude and 43°39'17” east longitude.
The Ranobe deposit, which forms the basis of the Vara Mada Project, is located some 18 km inland and 45 km north of the regional port town of Toliara, approximately 640 km southwest of Antananarivo, the capital of Madagascar.

Ownership
The mining tenure instrument securing the Vara Mada Project resource is Permis D'Exploitation 37242, a 125 km2 mining lease under Malagasy law. PE 37242 is held by the Company’s wholly owned subsidiary, Base Toliara SARL (“Base Toliara”). For more information, see Permitting and Licensing below.
In January 2018, Base Resources completed the acquisition of the Vara Mada Project, with payment of $75.0 million in up-front consideration for an initial 85% interest. In January 2020, Base Resources acquired the remaining minority interest in the Toliara Project. A further $16.8 million (deferred consideration) was payable by Base Resources upon achievement of key milestones, which was triggered upon the acquisition of Base Resources by the Company’s wholly owned subsidiary. Payment was made on October 16, 2024.
On-ground activities at the Vara Mada Project recommenced after the Government of Madagascar-imposed suspension, which was put in place in November 2019 pending agreement on the fiscal terms applying to the Vara Mada Project, was lifted on November 28, 2024.
Shortly after lifting of the suspension, on December 5, 2024, the Company entered the Madagascar MOU setting out certain key fiscal and other terms applying to the Vara Mada Project. Entry of the Madagascar MOU followed extensive negotiations with the Government of Madagascar over several years.
The key fiscal terms set out in the Madagascar MOU include a five percent (5%) royalty on mining products (consistent with the Malagasy Mining Code), and $80 million in development, community, and social project funding. Under the Madagascar MOU, this funding is to be staged as follows:
•$30 million within 30 days after “Project Certification” of the Vara Mada Project;
•$10 million within 30 days after achieving a positive FID; and
•$40 million by the fourth year of operations.
“Project Certification” is to be achieved upon the following being completed to the satisfaction of the Company:
•REE-bearing monazite being added to PE 37242 to permit its extraction and exploitation, including entry into the required accompanying radiation management agreement; and
•implementation of a “Stability Mechanism”, consisting of, among other options, submittal of an Investment Agreement to the Madagascar Parliament for approval as law that achieves the necessary certainty of reasonable financial, operational and legal terms applying to large-scale mining projects.
In addition, Base Toliara has agreed to spend at least $1 million prior to FID in the Atsimo Andrefana Region on community and social investments, and $4 million annually thereafter, indexed at 2% per annum, from commencement of construction after a positive FID.
The Company’s agreement to pay a 5% royalty on revenues and provide $80 million of upfront development, community and social funding are conditional on:
•the Stability Mechanism being adopted in a form that is satisfactory to the Company;
•Project Certification having been obtained; and
•prior to Project Certification having been obtained, there being no change to the laws of Madagascar (as they apply to Base Toliara and the Vara Mada Project as of the date of the MOU) that is adverse to Base Toliara or the Vara Mada Project.
In October 2025, after a period of social unrest and political instability, there was a change in Government in Madagascar, with former President, Andry Rajeolina, being replaced by Colonel Michaël Randrianirina. The change occurred without an election, after Mr. Rajeolina left the country. Following this and other events, the High Constitutional Court (referred to as the Haute Cour Constitutionnelle or HCC), which is vested with exclusive jurisdiction over the interpretation and application of the Malagasy Constitution, determined a lawful resolution to the political crisis, including by declaring the vacancy of the Presidency and inviting Colonel Michaël Randrianirina to exercise the functions of Head of State, who then appointed the Prime Minister and the members of the Government. Accordingly, the executive arm of Government is considered to have been legally established in accordance with the Constitution.

More recently, the HCC issued three opinions following separate referrals addressing the January 18, 2026, expiration of the five-year terms of one-third of the Madagascar Senate who were appointed on January 18, 2021. The opinions confirmed that senators, whether elected or appointed, serve a single five-year term under the Constitution without the possibility of extension, except under strictly defined exceptional circumstances, and that the Senate’s current mandate has ended. The HCC further determined that, in the absence of a legally functioning senate, the National Assembly alone assumes, on a provisional basis, all legislative functions provided for by the Malagasy Constitution. In a third opinion, the HCC indicated that the sine die postponement of the senatorial elections is consistent with the Constitution, with the responsibility for determining a new electoral calendar left to the discretion of the CENI (“Independent National Electoral Commission”).
The Company continues to monitor political developments in Madagascar and assess their potential impacts, if any, on the Project while continuing discussions with respect to the Stability Mechanism.
Accessibility, Climate, Local Resources, Infrastructure and Physiography
The deposit is situated immediately west of a prominent north-south trending escarpment with tertiary limestone to the east and unconsolidated sand sediments to the west. The mineralized dune is approximately 22 km long, 2.0 to 4.5 km wide and averages 3 to 39m in thickness. The heavy mineral mineralization (including ilmenite, rutile, zircon and monazite) extends from the surface, with higher grades found within the first 500 m west of the escarpment.
The region is sub-arid, with an average of 600 mm of rain falling annually. The native vegetation has adapted to this and is generally described as dry forest of varying levels of degradation.
The 20 km long Ranobe deposit lies west of the north-south escarpment running parallel with the coast at an elevation of between 100 and 180 m above current sea level. Existing transport links are via the bituminized RN9 road to within 15 km of the proposed Toliara Project mine site with only minor dirt tracks leading from the RN9 to the mine site. Currently no infrastructure at the mine site exists with no power or water distributed anywhere in the vicinity of the mine site.
The RN9 passes through several settlements between the Toliara port and the Vara Mada Project mine site turn off with buildings and stalls only meters from the edge of the road. The close proximity of these buildings requires careful risk analysis and planning for transport, particularly for the larger or abnormal loads required during the construction phase.
The development of the Vara Mada Project is expected to incorporate all the infrastructure required to support the mining, concentration, separation, haulage, and bulk shipment of an average of 1,033 kt of ilmenite, zircon and rutile products, along with 24 kt of containerized monazite concentrate annually. Additionally, temporary infrastructure will be required to support the early construction activities.
While road access to site exists via the RN9, the existing bridge crossing the Fiherenana River, 6 km north of the Toliara Project, narrows to a single lane and is in fairly poor condition and is not suitable to support operational activity.
There is a general lack of construction skills within the population in the vicinity of the Vara Mada Project. Therefore, to support construction activities, the Company expects that a significant number of expatriates and personnel from other areas of Madagascar will need to be brought in. From organizational design, community and accommodation availability perspectives, it is anticipated that construction employees from outside of the Toliara region will be housed on the mine site on a fly-in fly-out (“FIFO”) basis. This will require a camp to meet construction accommodation requirements that will later be converted to use as an employee village during the mine's operational phase.
Provision of services and utilities including bulk water supply, storage, treatment and distribution, sewage treatment, power generation and distribution, communications and security, fuel supply and storage and solid waste disposal, all form part of the Vara Mada Project’s infrastructure requirements.
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
The existing port at Toliara is unsuitable for the Vara Mada Project's anticipated export requirements as it can only service coastal vessels due to the shallow draft (7 m) and not the large OGVs required to economically transport bulk minerals. Furthermore, the available hinterland space is inadequate for the Vara Mada Project's expected storage requirements and it would not be possible for product haulage road trains to navigate Toliara's crowded and narrow roads. A new export facility on the northern edge of Toliara, at Batterie Beach, forms part of the project’s infrastructure requirements. The export facility is proposed to be 45 km from the mineral separation plant and is proposed to be connected by a new mineral haulage corridor and bridge across the Fiherenana River.
There is an existing airport at Toliara with regular scheduled flights to Antananarivo. The airport has a sealed runway of adequate length to accept Boeing 737 aircraft and equivalents. As road transport between Toliara and Antananarivo is not advised, FIFO personnel movements will be by air.
History
The Vara Mada Project has a long history of exploration. Madagascar Resources NL (“MRNL”) started exploring for minerals in Madagascar in 1995 and discovered several zones of HMS mineralization between the towns of Toliara and Morombe in southwest Madagascar. In 2003, Ticor Ltd (later Kumba Resources and subsequently Exxaro Resources Ltd (“Exxaro”)) negotiated an option over the Vara Mada Project, which included all areas drilled to that date. Drilling was carried out at Ranobe and Basibasy and a Pre-Feasibility Study (“PFS”) commenced on the Ranobe deposit. Between 2005 and July 2009, Exxaro commenced a bankable feasibility study on the Ranobe deposit. The study was not completed. In July 2009, Exxaro finally concluded that the Vara Mada Project was no longer aligned with the new business focus of the company and terminated its rights to the Vara Mada Project. MRNL, which became World Titanium Resources Limited (“WTR”) in 2011, then engaged mineral sand consultants, TZMI, to undertake a comprehensive review of the Vara Mada Project, which resulted in a Definitive Engineering Study (“DES”) being completed in September 2012.
Further work was undertaken by WTR after the DES. This included an alternative concept to produce only an ilmenite and non-magnetic concentrate as the saleable product due to weak overall market conditions. In early 2016, African Minerals and Exploration Development Fund II purchased a majority stake in WTR and changed the Vara Mada Project concept back to the basic plan as presented in the 2012 DES study. Recognizing the need to increase the Vara Mada Project scale from a mining rate of 8 Mtpa to 12 Mtpa to produce saleable ilmenite products, with a contribution from by-product rutile and zircon in the form of a non-magnetic concentrate, a definitive feasibility study was completed by Hatch in 2017.
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
Permitting and Licensing
PE 37242 was created by the “transformation” and “merger” of three pre-existing tenure instruments (mining leases 37242 and 39130 and exploration lease 3315) on October 23, 2017. The lease is valid for 40 years from March 21, 2012 (the date of grant of the original pre-merger mining lease 37242), meaning it will expire on March 20, 2052. It may be renewed once for a period of 15 years, subject to satisfaction of specified renewal conditions. Beyond this period, further renewals may be granted subject to satisfaction of the same specified renewal conditions. The period for such further renewals is not specified in the Madagascar Mining Code.
The grant of the permit was made in respect of ilmenite, zircon, leucoxene, rutile, guano, basalt, and limestone. REE-bearing monazite is not presently included on the permit. However, under the Madagascar MOU (see above for further details), has undertaken to assist Base Toliara with obtaining all necessary administrative authorizations for the purpose of adding REE-bearing monazite to PE 37242 to permit monazite’s extraction.
PE 37242 gives the Vara Mada Project the right to mine and process ore, subject to obtaining “surface rights” and the terms of the Madagascar Mining Code. Base Toliara intends to secure surface rights through private treaty arrangements with landowners and holders of customary occupation rights. An expropriation process through the declaration of public utility (“DUP”) process could be run as a backstop in case negotiations with any landowners are unsuccessful. All surface rights are expected to be acquired on behalf of the Government, following which Base Toliara proposes entering into one or more long-term (up to 99-year) leases or other long-term agreements that would provide it with exclusive occupation rights over that land with the Government to secure surface rights. Long-term (up to 99-year) leases are proposed for the areas required in PE 37242 and the areas outside the Ranobe PK32 protected area for the haulage corridor. Exclusive occupation agreements are proposed for the export facility area and the area in the Ranobe PK32 protected area required for the haulage corridor.
The main legal instrument governing environmental authorizations and the environmental and social management of the Vara Mada Project is Decree no. 2025-080, which sets out the rules and procedures for environment and social assessment for the Making Investments Compatible with the Environment (“MECIE”).
The Vara Mada Project has a valid Permis Environnementale (Environment Permit No 55-15/MEEMF/ONE/DG/PE) and an approved Plan de Gestion Environnementale (“PGE”). The PGE (or Environmental Management Plan) was approved by the Government of Madagascar in June 2015, with an amended PGE (PGE Adjustment 1) issued in December 2017. The PGE and subsequent PGE Addjustement 1 establish the environment permit conditions. There are however, additional project components that necessitate an update of the Environmental and Social Impact Assessments and by extension the PGE or Plan de Gestion Environnementale et Social (referred to as PGES) as referred to now under the MECIE to align compliance with the requirements of the MECIE and Good International Industry Practice. This additional work is on-going.
Preparatory steps for commencement of pre-construction baseline data collection and monitoring to establish a current baseline against which change in environment and social conditions can be measured are underway. The Company intends to collect baseline data, other data and information necessary to support Project development as conditions permit, including obtaining and maintaining reliable and safe surface access to the Permit area, Battery Beach, and other areas to be impacted and potentially impacted by the Project.
As noted above, on December 5, 2024, the Company entered the Madagascar MOU. The Company is now in discussions with the Government in relation to establishing an appropriate Stability Mechanism for the Vara Mada Project to provide the necessary certainty of reasonable financial, operational and legal terms for large-scale projects, with the current focus being on an Investment Agreement that is expected to be submitted to the Madagascar Parliament for approval as a law.
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
The Ranobe deposit comprises five mineralized units: the upper sand unit (“USU”) and its sub-units the surface silt unit (“SSU”) and an upper silty sand unit (“USSU”), the intermediate clay sand unit (“ICSU”) and the lower sand unit (“LSU”). Historically the Ranobe deposit mineral resource estimate only included material from the USU due to the limited number of drill holes with enough depth to reach the lower mineralized units. After acquiring the Vara Mada Project, Base Resources broadened the drilling focus to include all mineralized horizons in the mineral resources estimate where supported by sufficient data and a reasonable prospect for economic extraction. The drilling commenced at the Toliara Project in 2018/2019. Generated samples from all three mineralized units allowed material from the ICSU to be included in the Ranobe deposit mineral resources estimate for the first time. The LSU has been excluded from the current mineral resource estimate because of observed differences in the mineral assemblage and limited available mineralogical data for this unit.
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

Sampling and assaying were subjected to QA/QC processes by WTR and by Base Resources with the submission of blind field duplicates and standards and assessment of twinned drilling.
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
Mineral Resource and Mineral Reserve Estimates
The 2025 Ranobe mineral resource estimate was modelled to key geological boundaries and then reported at a cut-off grade of 1.5% HM (no minimum thickness). The average parent cell size used for the interpolation was approximately half the standard drill hole width and a half of the standard drill hole section line spacing. The average drill hole spacing for the Ranobe deposit was 100m east-west and 200m north-south and with a 1.5m samples and so the selected parent cell size was 50 x 100 x 1.5m (where the Z or vertical direction of the cell was nominated to be the same distance as the sample length).
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
Sample distributions were reviewed, and no extreme outliers were identified either high or low that necessitated any grade cutting or capping. Validation of grade interpolations were done visually in Studio RM (Datamine) software by loading model and drill hole files and annotating and coloring and using filtering to check for the appropriateness of interpolations. Statistical distributions were prepared for model zones from drill hole and model files to compare the effectiveness of the interpolation. Along strike distributions of section line averages (swath plots) for drill holes and models were also prepared for comparison purposes.
Additional details regarding the estimation technique can be found in Section 14.0 Mineral Resource Estimate in the Vara Mada Technical Report Summary.
The table below sets out the Mineral Resources estimates for the Vara Mada Project as of December 31, 2025. These estimates are derived from the Vara Mada Technical Report Summary, which estimated the Mineral Resources as of June 30, 2025. Ian Reudavey, the Company’s non-independent Qualified Person, reviewed and confirmed that the Mineral Resources estimates set forth in the Vara Mada Technical Report Summary remained accurate as of December 31, 2025.
Vara Mada Project (Ranobe Deposit) - Summary of In-Situ Mineral Resources, December 31, 2025

Category	Tonnes (Mt)	HM (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM
						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Measured	164	6	3.8	5.7	0.4	71.5	1.1	1.1	5.8	2.1
Indicated	321	10	3.1	12.0	0.9	68.3	1.2	1.1	6.2	1.9
Total Measured + Indicated	485	16	3.3	9.8	0.7	69.6	1.1	1.1	6.0	2.0
Inferred	1,190	39	3.3	9.7	0.6	69.2	1.0	1.0	5.8	2.0
Notes:
1.Mineral Resources reported at a cut-off grade of 1.5% THM.
2.Mineral Assemblage is reported as a percentage of in-situ THM content.
3.Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
4.Reported Mineral Resource excludes material affected by planned infrastructure and tailings storage.
5.Reported Mineral Resource excludes Measured and Indicated Resource that are reported as Mineral Reserve.
6.The reference point for the Mineral Resource is in-situ.
7.The Ranobe Mineral Resource has been classified and reported in accordance with the guidelines of NI 43-101 and S-K 1300
8.Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.
9.All tonnages and grades have been rounded to reflect the relative uncertainty of the estimate; thus, the sum of columns may not equal.
10.The cut-off grade of 1.5% HM used for reporting the ore reserve estimates is based on parameters developed during feasibility studies for the deposit.
11.Assumed price per metric tonne for Ilmenite $199, Rutile $1,250, Leucoxene $0 (when processed, Leucoxene reports to Ilmenite and Rutile products), Zircon $1,200, Monazite $6,600.
12.The bulk density used for the Ranobe deposit is one that has been utilized by previous consultants and is based on a simple linear algorithm originally developed by John Baxter (1977). BD = 1.61 + (0.01 x HM).
13.Assumed recovery for Ilmenite 89.6%, Rutile 49.9%, Leucoxene 17.5%, Zircon 77.2%, Monazite 78.6%.

14.Assumed operating costs $1.00/t mined, $0.64/t feed to WCP, $13.38/t feed to MSP ilmenite, $18.04/t feed to MSP rutile, leucoxene, zircon, monazite, $3.45/t product transport to port, $8.91/t product wharf cost, $1.71/t mined overhead cost.
The Modifying Factors applied to the 2025 Ranobe Mineral Resources estimate for the 2025 Ranobe Ore Reserves estimate were derived from the Toliara Project Definitive Feasibility Study completed in 2019 (“2019 DFS”), the outcomes of which were released on December 12, 2019. These material Modifying Factors (summarized in Tables 3-6 below) were operating costs, product recoveries and yields, product prices and throughput constraints. The source of data for the Modifying Factors was the project's financial model as it existed at the time of optimization, which incorporated relevant developments since the 2019 DFS, such as updated product prices (compared to the 2019 DFS) reflecting the improved outlook at the time. Year 2 operating costs (FY2024) were selected as they were considered most representative of the forecast operating costs in the early years of operations and allowed detailed Stage 1 mine scheduling (which occurs later in the process) to be completed to a high level of accuracy. The year 2 operating costs assumed a 2% royalty is payable to the Government of Madagascar on product sales, being the royalty payable under the then-current Mining Code. This is less than the 5% royalty assumed for the Vara Mada Feasibility Study, which reflect the royalty rate agreed in the Madagascar MOU (and included in the current Mining Code). In addition to the royalty, the Madagascar MOU provides for upfront development, community and social project funding and ongoing community and social investments. The upfront funding totals US$80 million and requires achievement of specified project milestones (refer to the “Ownership” sub-section above for the further details). Also refer to the “Ownership” sub-section above for details about the ongoing community and social investments.
The mean operating year 4-6 product prices were assumed for the purposes of the 2025 Ranobe Ore Reserves estimate and were Base Resources' own internal price forecasts for each product for those years at the time of optimization. Base Resources' internal price forecast is derived from its internal supply and demand analysis. In relation to forecast demand for each product, TZMI's five-year forecast demand outlook is utilized, before transitioning to a steady annual growth rate, generally consistent with global GDP growth forecasts, but adjusted for product specific considerations, where applicable. In relation to forecast supply, over the short term, Base Resources' supply forecast is generally aligned with TZMI's five-year outlook for existing producers, but Base Resources formed its own view on the anticipated timing of new brownfield and greenfield projects coming into production. Base Resources' medium to long-term supply forecast was based on Base Resources' internal view of future production from existing operations, as well as new brownfield and greenfield projects. The product prices selected were considered more representative of long-term forecasts than those forecasted for operating year 2.
Vara Mada Project (Ranobe Deposit) - Summary of In-Situ Mineral Reserves, December 31, 2025

Category	Tonnes (Mt)	HM (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM
						ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)
Proved	433	30	6.9	3.8	0.1	74.8	1.0	1.0	6.0	1.9
Probable	472	25	5.3	3.9	0.2	71.5	1.0	1.0	5.8	1.9
Total	904	55	6.1	3.8	0.2	73.3	1.0	1.0	5.9	1.9
Notes:
1.Mineral assemblage is reported as a percentage of in situ THM content.
2.The reference point for the Mineral Reserve is the point of feed to the DMU.
3.The Ranobe Mineral Reserve has been classified and reported in accordance with the guidelines of NI 43-101 and S-K 1300.
4.Total HM is from within the +63 µm to -1 mm size fraction and is reported as a percentage of the total material. Slimes are the -63 µm fraction and oversize is the +1 mm fraction.
5.All tonnages and grades have been rounded; thus, the sum of columns may not equal.
6.Assumed price per metric tonne for Ilmenite $199, Rutile $1,250, Leucoxene $0 (when processed, Leucoxene reports to Ilmenite and Rutile products), Zircon $1,200, Monazite $6,600.
7.The cut-off grade is "value" based- with a cash value for each resource model cell derived and a series of pit shell generated in revenue decrements from a 100% revenue pit shell which represents the outer boundary where the total incremental mining revenue equals the total incremental cost.
8.Assumed recovery for Ilmenite 89.6%, Rutile 49.9%, Leucoxene 17.5%, Zircon 77.2%, Monazite 78.6%.
9.Assumed operating costs $1.00/t mined, $0.64/t feed to WCP, $13.38/t feed to MSP ilmenite, $18.04/t feed to MSP rutile, leucoxene, zircon, monazite, $3.45/t product transport to port, $8.91/t product wharf cost, $1.71/t mined overhead cost.

The Vara Mada Technical Report Summary was the inaugural S-K 1300 compliant estimate of Mineral Resources and Mineral Reserves on the Vara Mada Project. A year-to-year comparison of Mineral Resources and Mineral Reserves is omitted because no S-K 1300 compliant estimates existed as of December 31, 2024.
As of December 31, 2025, the total net book value attributable to the Vara Mada Project and its associated equipment on the financial statements of the Company was $205.8 million.
The Company’s Planned Work
With the lifting of the suspension and entry of the MOU, the Company has been focusing on re-establishment of the Company's social programs after the five-year hiatus imposed by the recently lifted suspension, including re-establishing meaningful community engagement and social programs aimed at securing a firm social license to operate to support safe, secure and reliable surface access to collect baseline, technical and other data necessary to update permit conditions, as well as performing additional mine planning and engineering work, expanding the critical mineral resource base, and progressing other activities necessary to progress the Project and achieve a positive FID, including:
•completion of certain land acquisitions;
•completion of Environmental and Social Impact Assessment updates, including collection of additional baseline data and completion of additional baseline studies;
•obtaining certain permit and permit update approvals;
•finalization of funding arrangements;
•the addition of monazite as a mineral for exploitation in the existing mineral exploitation permit (which currently permits the exploitation of ilmenite, rutile and zircon), Permis D'Exploitation 37242;
•the formalization of fiscal and stability terms with the Government of Madagascar; and
•completion of offtake agreements and major construction contracts.
The Company expects to be in a position to make a FID in 2027, and assuming a positive FID is made by the end of 2027, construction of the project is expected to be completed by Q2 2030.

The Donald Project
The following technical and scientific description of the Donald Project is based in part on the report titled “Technical Report for the Donald Rare Earths and Mineral Sands Project, Victoria, Australia” dated January 27, 2026, prepared by Allan Earl, FAusIMM, Christine Standing, MAIG, Pier Federici, FAusIMM (CP Min), Peter Allen, MAusIMM (CP), Gene Main , EAPASA, Pr. Sci. Nat. SACNASP, and Peter Theron, PrEng, MSAIMM, each a Qualified Person employed by Snowden Optiro (the “Donald Technical Report Summary”). The Donald Technical Report Summary was prepared in accordance with S-K 1300 and also constitutes a Feasibility Study pursuant to NI 43-101. The Donald Project contains known “Mineral Reserves” and is therefore considered under S-K 1300 definitions to be a development stage property.
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
Ownership
Astron, through its subsidiary Dickson & Johnson Pty Ltd (“D&J”), currently holds the Donald mineral tenements through the joint venture entity Donald Project Pty Ltd (“DPJV”). As of December 31, 2025, the Company has a 9.48% interest in DPJV through its wholly owned subsidiary EFR Donald Ltd (“EFRD”), while Astron, through D&J, holds the remaining 90.52% interest in DPJV. The breakdown of the total license area by mineral license is shown in the table below:

License No.	License Type	Area (hectares)	Expiry Date	Held By
MIN5532	Mining Lease	2,784	August 19, 2030	DPJV
RL2002	Retention License	24,371	October 9, 2029	DPJV
Total		27,155
On June 4, 2024, Energy Fuels, through EFRD, entered into a JVA with DMS, D&J, DPJV and their affiliate Astron Mineral Sands Pty Ltd (collectively, the “Astron Affiliates”). Under the terms of the JVA, the Astron Affiliates would contribute certain assets, including tenements MIN5532 and RL2002 constituting the Donald Project, into DPJV, and Energy Fuels would (subject to a positive Donald FID defined below) invest up to AUS$183 million in DPJV and issue $17.5 million of Energy Fuels Shares to D&J to earn up to a 49% interest in DPJV.
Completion of the establishment of the joint venture (“Completion”), which occurred on September 25, 2024, was conditional on a number of conditions precedent, including registration of the transfer of MIN5532 and RL2002 to DPJV and Energy Fuels receiving a no-objection statement from Australia’s Foreign Investment Review Board (“FIRB”) for the proposed investment.
Energy Fuels is required to fund (including the amount advanced under the secured loan) approximately AUD$22.3 million (approximately $14.9 million at December 31, 2025 exchange rates) (which is expected to be expended during the Pre-FID period) from its existing working capital to be used by DPJV to update and expand the 2023 DFS and prepare for a FID to proceed with the development of phase 1 of the Donald Project relating to MIN5532 (Donald FID) as soon as practical.
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
Of the $17.5 million of Energy Fuels Shares, $3.5 million worth of shares were issued to D&J upon Completion, and the remaining $14.0 million of Energy Fuels Shares will be issued to D&J upon unanimous approval of the Donald FID by D&J and Energy Fuels. If the Donald FID is approved, Energy Fuels is to fund the balance of the AUS$183 million to earn the agreed 49% interest in DPJV. After Energy Fuels has completed its funding of AUS$183 million, further expenditure for the development of the Donald Project is to be funded by Energy Fuels and D&J (guaranteed by Astron) on a pro-rata basis.
If there is no unanimous Donald FID within three years after Completion, but D&J has voted in favor of the Donald FID, then D&J has the option to buy out Energy Fuels’ interest in DPJV for the fair market value as at that date. If D&J does not exercise this option, or if there is otherwise no unanimous Donald FID within three years after Completion, Energy Fuels is to remain a minority shareholder in DPJV (receiving a percentage interest based on the amount funded by Energy Fuels as of that date) and all future funding will be made by the parties pro-rata in accordance with their percentage interests in DPJV.
Astron Mineral Sands Pty Ltd, a 100% owned subsidiary of Astron has been appointed as the manager of the Donald Project. The JVA provides that specified major decisions relating to the development of the Donald Project are subject to approval of Energy Fuels while it is earning in its interest, and should it earn its 49% interest. The JVA also provides for the parties to carry our further activities in relation to the proposed phase 2 of the Donald Project relating to RL2002, including the preparation of a definitive feasibility study and of a FID.
Energy Fuels has entered into an offtake agreement with DPJV which provides that, subject to the Donald FID being made and commissioning of phase 1 of the Donald Project, Energy Fuels shall purchase 100% of the Donald Project REE production at a price based on market prices of the contained REE oxides, subject to a floor price below which the downstream production and sale of separated REEC oxides would not be justified and Energy Fuels would not be obliged to purchase the monazite. Energy Fuels’ REEC offtake agreement with DPJV may be terminated in certain circumstances, including if Energy Fuels remains a minority shareholder where D&J does not exercise the option to buy out Energy Fuels or if there is otherwise no unanimous Donald FID within three years after Completion, both as described above.
Astron has the right to enter into an offtake agreement for 100% of the Donald Project's zircon and titanium minerals concentrate for processing at its mineral separation plant (which is not part of the joint venture) or an external third party processing facility.
The JVA also grants Energy Fuels a first right of refusal over participation in the development of Astron's Jackson deposit, which is contained in tenement RL2003 and adjoins the Donald Project to the south-west, should Astron plan to pursue such development with a third party. RL2003 is held by Jackson Mineral Sands Pty Ltd, a 100% owned subsidiary of Astron, has an area of 15,481 hectares.1
As of December 31, 2025, the Company has earned a 9.48% interest in MIN5532 and RL2002 of the Donald Project through the DPJV.
There is a 2.75% royalty payable to the Earth Resources Regulator (“ERR”) within the State of Victoria's Department of Energy, Environment and Climate Action (“DEECA”) associated with the Project.
Accessibility, Climate, Local Resources, Infrastructure and Physiography
The Donald Project is located within a broadacre agricultural region where wheat, barley, canola, legumes and pulses are typically grown, with scattered rural residential properties throughout the area. Sheep grazing commonly occurs on feed crops and crop stubbles. The closest town is Minyip located 14 km to the west of the MIN5532. The townships of Donald, Murtoa, Rupanyup and Warracknabeal are all within 45 km by road. All the towns surrounding the mine typically have small and aging populations with median ages typically above the State average whilst median incomes are below the State average. The regional centre of Horsham is approximately 65 km to the southwest.
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
Water will be accessible from existing water infrastructure in the local area. Additional infrastructure expected to be required for open pit mining has been designed and costed, including:
•Mining Unit Plant (MUP)
•Wet concentrator plant (WCP)
•Concentrate Upgrade Plant (CUP)
•HMC and REMC product handling facilities
•Reagents receipt and distribution
•Maintenance workshops
•Internal Roads and External Road Upgrades
•Offices and crib rooms
•Fuel storage and refueling area
•Hybrid microgrid power supply using a combination of diesel generators, solar power and battery storage
•GWM Water reticulation upgrades to transfer fresh water from storage in Taylors Lake to mine site
•Fresh water, process water and sediment control Dams
•Wash Bay
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

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	91	2,250	Used for geological interpretation only
	2000	1	19	Used for geological interpretation only
Zirtanium	2002	14	327
	2004	225	4,967	Used for geological interpretation. Assay and mineral assemblage data used for Area 2 where total HM data is from +38μm to 90μm fraction
	2010	167	3,969	Used for geological interpretation. Assay data (total HM, slimes and oversize) use for grade estimation in Area 2
DMS/Astron	2015	102	2,777
	2022	245	6,355	All geological, assay and mineral assemblage data used for Area 1
Total		845	20,664(1)
Note:
1.This total represents the total drilling used for the JORC mineral resource estimate and includes drilling on MIN5532 and RL2002.
The table below details the drilling information strictly for RL2002 (wider Donald).

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	332	8,970	300 holes with HM assays
				275 holes with VHM assays
	2002	23	558	23 holes with HM assays
				15 holes with VHM assays
Zirtanium	2004	118	2,603	108 holes with HM assays
				51 holes with VHM assays
	2010	179	4,607	176 holes with HM assays
				21 holes with VHM assays
DMS/Astron	2015	153	4,206	150 holes with HM assays
				21 holes with VHM assays
Total		805	20,944
The table below details the drilling information strictly for RL2003 (Jackson).

Company	Year	No. Drillholes	Meters Drilled	Comment
CRA Exploration	1982-1989	308	7,943	300 holes with HM assays
				275 holes with VHM assays

Zirtanium	2002	22	498	23 holes with HM assays
				15275 holes with VHM assays
	2013	136	3,948	108 holes with HM assays
				51 holes with VHM assays
DMS/Astron	2015	82	1,961	176 holes with HM assays
				21 holes with VHM assays
Total		548	14,350
Permitting and Licensing
Commencement of the Environmental Effects Statement (“EES”) application started in 2005 and was positively assessed in 2008. Since that time there have been amendments to regulations governing mining and environmental protection, these have resulted in Donald having to update certain impact assessments. Crucially, as Donald remains largely as described and positively assessed in 2008, a new assessment is not expected to be required - rather, these updated assessments formed part of the Work Plan submission to ERR completed in Q3 2023 and approved in Q2 2025. Following the 2008 EES, Astron through DMS obtained the following permits and licenses for continued advancement of Donald.

Year	Approval/License Granted
2009	EPBC Approvals Granted (varied, renewed in 2018, and varied and transferred to Donald Project Pty Ltd in 2025) expires in 2042
2010	Mining License (MIN5532) Granted, expires in 2031
2011	Water Supply Rights Purchased (6.975 Glpa bulk water entitlement), expires in 2041
2014	Cultural Heritage Management Plan (“CHMP”) Approved for Work Plan Area of MIN 5532
2015	Radiation License Obtained (renewed to 2026)
2023	Cultural Heritage Disturbance Report demonstrating no statutory requirement for a Cultural Heritage Management Plan (CHMP) relating to the road upgrades
2024	Cultural Heritage Disturbance Report demonstrating no statutory requirement for a CHMP relating to the water pipeline installation
2024	Cultural Heritage Disturbance Report demonstrating no statutory requirement for a CHMP relating to the power line installation
2024	Planning Permit for Accommodation Village
2024	Removal of Sites on MIN5532 from Victoria's Heritage Register
2025	Work Plan approved by Resources Victoria, including two Work Plan variations
2025	EPA (A18) Permit(s) to remove, use and return tailings to in-pit tailings storage and/or mining void
Below are a list of additional approvals and licenses required prior to commencement of construction, including those relating to ancillary infrastructure (power line and water pipeline) and proposed road upgrades.

Approval Required	Relevant Regulatory Agency	Primary Compliance Requirements
Planning for roads on the Mineral License	Yarriambiack Shire Council	•Creation of an easement for flow meter compound of the recently commissioned water pipeline

Planning and approvals for off-MIN infrastructure	Victorian Department of Transport and Planning (“DTP”), Local Shire(s)	•Compliance with local planning requirements •Approval to remove vegetation relating to the planned road upgrades

Secondary licenses and permits	Various agencies
•License to take and use surface water from dams onsite from the water authority
•License to take and use groundwater from the water authority
•Mineral export permission for REEC product from the Federal Government

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
The mineralization at Donald is contained within the offshore marine sequence of the Loxton Sand. The marine sequence of the Loxton Sand unit can be subdivided into three sub-units:
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
Within the Donald deposit area, the Loxton Sand is underlain by the Geera Clay. The Geera Clay typically consists of black, gray, green or yellow brown plastic clays, with minor silts and is interpreted as to have formed in shallow water, marginal marine, lagoonal or tidal flat environments.
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
Mineral Resource Estimates
The Mineral Resource estimate, which is within MIN5532 and includes part of RL2002 (to the south of MIN5532), contains data from a total of 845 vertical AC drill holes (for a total of 20,667 m) drilled by CRA, Zirtanium and Astron. Assay data from 82 sonic drill holes (for a total of 1,948.9 m), drilled for bulk density and geotechnical metallurgical test work and verification of the AC drilling, and data from the pre-production AC GC holes drilled during 2025 were not used for the 2025 Mineral Resource estimate. Density data from sonic holes were used for tonnage estimation.

The Mineral Resource was estimated in 2022, and this model was updated in 2025 to include updated density data and estimates of rare earth oxides (REO). In addition, the monazite was re-estimated using data from ICP-MS analysis rather than XRF data, as was used for the 2022 Mineral Resource estimate.
Geological information from all historical drilling campaigns was used to inform the geological interpretation for resource modelling. Sample assay data (including mineral assemblage data) derived from the 2022 drilling program were used for grade estimation within Area 1. Assay data from the 2004 drilling program (assayed using the +38 µm/-90 µm fraction) and data from the 2010 and 2015 drilling programs were also used for HM, slimes and oversize estimation in Area 2. Data from the 2004 drilling was also used for estimation of the mineral assemblage components within Area 2.
Four lithological surfaces were interpreted for the resource model (top of Loxton Sand, base of LP1, base of LP2 and base of LP3) using all available geological logging data. Surfaces were interpreted to define the top and base of the mineralization using a nominal 1% total HM cut-off grade from the total HM contained within the +20 μm/-250 μm fraction (following calibration of the data from the -38 μm and the +38 μm/-90 μm fractions to the -20 μm and +20 μm/-250 μm fractions within Area 2).
Data compositing was not required as all the sample intervals with assay data were 1 m. A hard boundary was used for variography and grade estimation of total HM within the mineralized horizon in LP1, LP2 and LP3. Examination of the slimes and oversize data indicated a gradational boundary from the mineralized domains to the surrounding material within LP1 and LP2 and soft boundary conditions were used for variography and grade estimation of slimes and oversize within these domains.
The distributions of the total HM, slimes and oversize data within each geological unit and within the mineralized horizon are positively skewed; however, the total HM, slimes and oversize all have low coefficients of variation (less than 0.95). High-grade outliers are not present and so top cut grades (cap grades) were not applied.
Variogram analysis was undertaken using a normal scores transformation to determine the total HM, slimes and oversize continuity. Kriging neighborhood analysis was carried out to optimize the block size, number of samples used for grade estimation, search ellipse dimensions and the block discretization.
The mineral assemblage data was attributed to each drill hole interval that was incorporated into the composite sample and the data was coded using the wireframe surfaces for the mineralized horizon and each geological sequence. Along strike and across strike variograms were examined for rutile, leucoxene, ilmenite, zircon, monazite and xenotime.
Block grades for total HM were estimated using both ordinary kriging (OK) and inverse distance squared (ID2) techniques, and block grades for slimes and oversize were estimated using OK techniques. The OK HM estimate was used for Mineral Resource reporting and the ID2 estimate was used for validation of the OK estimate. The block model has a parent block size of 100 mE by 200 mN by 1 mRL. The parent blocks were allowed to sub-cell down to 25 mE by 50 mN by 0.25 mRL to more accurately represent the geometry and volumes of the geological units and the mineralization horizon. Grade estimation was into the parent blocks and a three-pass search scheme was used.
Block grades for the mineral assemblage components (all titania mineral subdivisions, zircon, monazite, and xenotime) and TiO2, ZrO2+HfO2 and REOs were estimated using inverse distance cubed (ID3) techniques and grade estimation was into the parent blocks.
The estimated grades in the resource model were validated by:
•Visual comparison of the drill holes and blocks.
•Comparing the mean input grades with the estimated block grades.
•Examining trend plots of the input data and estimated block grades by easting, northing and elevation slices.
Data from a total of 149 density samples, collected from test pits in 2005 (nuclear density measurements) and 2018 (sand replacement), from nuclear density measurements in 2024, and from sonic drill core samples in 2022, 2024 and 2025 were used to determine average density values for the Shepparton Formation and LP1, LP2 and LP3. These average density values were applied for tonnage estimation of the 2025 Mineral Resource.
The Mineral Resource estimate was classified into the Measured, Indicated and Inferred categories, taking into account data quality, data density, geological continuity, grade continuity and confidence in the estimation of HM content and mineral assemblage. Measured and Indicated Mineral Resources were defined Area 1 (covered by the 2022 drilling on a nominal spacing of 250 mE by 350 mN) and where the mineral assemblage was determined by QEMSCAN®, XRF and ICP-MS analysis. The eastern area of LP1 (Domain 210 – outside of mineralized horizon) and the LP3 unit within the area of 2022 drilling were classified as Indicated. Domain 210 is thinner in the east and grade estimation was supported by sparser data compared to the western area. Inferred Resources were not defined in the area drilled in 2022. Mineral Resources were classified as Indicated and Inferred in Area 2 (outside of the 2022 drilling) as the historical nature of the data, and changes in the grain size and data calibration reduced confidence in the data used for estimation. The LP2 unit was classified as Indicated where mineral assemblage data was obtained from the 2004 drilling and was classified as Inferred where there was a lack of mineral assemblage data. Mineral Resources within LP1and LP3 were classified as Inferred in Area 2.
Donald Project - 100% Basis - Summary of In-Situ Mineral Resources, December 31, 2025

Classification	Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
(Within MIN 5532)					ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Measured	71	4.1	14	9	20	7.3	24	16	1.7	0.66	9.5%
Indicated	26	3.2	23	10	18	5.8	18	16	1.8	0.64	9.5%
Measured + Indicated	96	3.9	17	9	20	7	23	16	1.7	0.66	9.5%
Inferred	21	2.3	22	14	19	6.9	19	13	1.2	0.51	9.5%
Notes:
1.Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability
2.Mineral Resources are reported above a cut-off grade of 1.0% total HM within MIN5532. The cuto-ff grade is based on a pit shell identified using geotechnical parameters, operating costs and the following metal prices
a.ZrO2 = $18.52/% in product
b.TiO2 = $3.52/% in product
c.Monazite + Xenotime ("REEC") = $11,595/tonne product
3.Mineral resources are exclusive of ore reserves.
4.The MIN5532 Mineral Resource has been classified and reported in accordance with the 2014 CIM Definition Standards incorporated in NI 43-101 and S-K 1300 Definitions
5.Total HM is from within the +20 µm to -250 µm size fraction and is reported as a percentage of the total material. Slimes is the +20 µm fraction and oversize is the +1 mm fraction
6.Estimates of the mineral assemblage (zircon, ilmenite, rutile (including anatase), leucoxene, monazite and xenotime) are presented as percentages of the total HM component.
7.All tonnages and grades have been rounded to reflect the relative uncertainty of the estimate, thus the sum of columns may not equal.
Mineral Reserve Estimate
MIN5532 will be mined using a conventional strip mining method, designed as about 500 m wide strips separated by in-situ ore bunds between the strips. Each strip comprises a series of 500 m wide and 250 m long mining blocks separated by bunds constructed from overburden stripped from the active mining area. The mining blocks will be extracted in a progressive sequence within each strip, before shifting to a new strip. Spear point wells will be used to dewater the active mining area and the active tailings cell.
Process tailings will be returned to tailings cells constructed in the void left behind the active mining block. A downstream embankment will be constructed between the active tailings block and active mining block. Waste overburden will be backfilled behind the active tailings cell and above consolidated tailings.
The mining contract will include topsoil and subsoil stripping, overburden stripping, ore mining and delivery to the process plant, construction of the tailings cells, overburden backfilling and subsoil and topsoil replacement and contouring. Final rehabilitation will be carried out by other specialized contractors.
To accommodate the wall angles in the pit optimization process and to provide better resolution of the mining boundaries, the resource model was reblocked to 25 mE by 25 mN by 1.0 mRL cell size. A slope angle of 20° and a 6% ore loss to account for in-situ bunds were applied. The mining costs used for the pit optimization were developed from contractor costs, and processing costs from Mineral Technologies. Processing recoveries were supplied by Metmac Services Pty Ltd. Product prices were supported by a market analysis by Astron.
The pit optimization considered the Measured and Indicated Mineral Resource model blocks only within the MIN5532 boundary, with all Inferred and unclassified blocks treated as waste. The pit optimization generated a series of nested pit shells for a range of revenue factors (RF) ranging from 10% (RF10) to 110% (RF110) of the base case prices. There was very little change in the optimization results beyond the RF60 pit shell because the economic pit was constrained by the MIN5532 boundary. The RF50 shell, which targets the higher grade areas within the Work Plan area, was selected for the initial mining area and the RF70 shell, which covers the entire MIN5532 area, was selected for the remaining MIN5532 mine life.
A variable breakeven cut-off was applied, with any material with a total recovered product value greater than the combined processing, fixed, concentrate transport, marketing and royalty cost treated as ore. The cut-off grade calculation did not include mining costs or the initial capital costs. The mill-limited, value-based breakeven cut-off was applied and escalated in the early years (+100% for the first six years, then +33% thereafter) to exclude marginal material, improve cash flow and reduce payback, before reverting to the base life-of-mine (LOM) cut-off.
The RF70 shell was modified to exclude cultural and environmentally significant areas, the external tailings storage facility (TSF), the process plant footprint, roads and other support facilities. An offset of 100 m was used from the MIN5532 boundary to the crest of the closest pit excavation. The floor of the mine was a surface created from the combined RF50 and RF70 shells.
The Measured Mineral Resource component was classified as a Proven Mineral Reserve and Indicated Mineral Resource was classified as a Probable Mineral Reserve. The Donald Mineral Reserve estimate within MIN5532 reported by AMC as of December 2025.
The Mineral Reserve is in a granted Mining License in good standing with state and federal environmental approvals and an approved Cultural Heritage Management Plan (CHMP) in place over the Phase 1A Work Plan area within MIN5532. The Work Plan area covers 1,143.4 ha of which Astron owns freehold titles over an area of 705 ha. The remaining freehold titles are contracted to DPPL with settlement scheduled at FID.
The Phase 1A Work Plan area will support mining for about 19 years. Mining over areas within MIN5532 outside the Work Plan area will require a CHMP and approval of a Work Plan amendment. There is an additional 1,646.6 ha of land within MIN5532 outside of the Work Plan area. DPPL will need to engage with those landowners to ensure appropriate access under MIN5532 is secured.
Donald Project - 100% Basis - Summary of In-Situ Mineral Reserves, December 31, 2025

Classification	Tonnes (Mt)	HM (%)	Slimes (%)	Oversize (%)	Mineral Assemblage as % of HM						EFR Share
Within MIN 5532					ILM (%)	RUT (%)	LEUC (%)	ZIR (%)	MON (%)	XEN (%)
Proved	254	4.5	15	10	22	7.6	24	17	1.7	0.67	9.5%
Probable	40	4.2	18	11	22	6.6	20	16	1.6	0.6	9.5%
Proved + Probable	293	4.5	16	10	22	7.5	23	17	1.7	0.67	9.5%
Notes:
1.The Mineral Reserve is based on Measured and Indicated Mineral Resources contained within RF70 optimized pit shells and a practical mine design
2.A breakeven cut-off has been applied defining any parcel of material with recovered product values greater than processing, G&A and concentrate transport costs as ore
3.The rutile grades are a combination of rutile and anatase minerals
4.Estimates of the mineral assemblage (zircon, ilmenite, rutile (including anatase), leucoxene, monazite and xenotime) are presented as percentages of the total HM component.
5.The reference point for the Mineral Reserve is in-situ with allowance for mining recovery
6.All tonnages and grades have been rounded to reflect the relative uncertainty of the estimate, thus the sum of columns may not equal
7.The metal price assumptions used were
a.ZrO2 = $18.52/% in product
b.TiO2 = $3.52/% in product
c.Monazite + Xenotime ("REEC") = $11,595/tonne product
8.The MIN5532 Mineral Reserve has been classified and reported in accordance with the 2014 CIM Definition Standards incorporated in NI 43-101 and S-K 1300 Definitions
9.Numbers might not add due to rounding.
The Donald Technical Report Summary was the inaugural S-K 1300 compliant estimate of Mineral Resources and Mineral Reserves on the Donald Project. A year-to-year comparison of Mineral Resources and Mineral Reserves is omitted because no S-K 1300 compliant estimates existed as of December 31, 2024.

Present Condition of the Property and Work Completed to Date
During 2025, the primary work ongoing at Donald is additional drilling across the mining blocks planned for the first two years of operation. This drilling, termed grade control, has been used to develop a grade control geological model that supports the first two years of mining.
A raw water pipeline has also been constructed that connects the Donald Project to the Grampians Wimmera Mallee Water ("GWMWater") regional water reticulation system. GWMWater is the local water authority. The pipeline is fully commissioned and enables raw water to be used for construction and operations for the life of the mine.
During 2025, DPJV also completed the purchase of an additional property within MIN5532 and entered into a contract for the purchase of an additional property which will complete upon satisfaction of the FID. These property purchases represent the final land required to commence construction for Phase 1 of the Doanld Project.
As of December 31, 2025, the total net book value attributable to the Donald Project and its associated equipment on the financial statements of Donald Project Party Ltd. was $63.34 million.
The Company’s Planned Work
The Company is currently funding a pre-FID budget to move the Donald Project to an FID. All material permits required to commence development activities have been received. The Company updated the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, which was furnished through a Form 8-K filing on February 26, 2026, and which is incorporated into this Form 10-K by reference as Exhibit 96.8. Remaining pre-FID work includes entering into suitable offtake agreements for the JV products and for the downstream REE products to be produced by the Company from the monazite/xenotime it expects to receive from the project, arranging financing for the project and maintaining crews and advancing certain development activities pending a positive FID. The Company plans to spend AUD$22.3 million (approximately $14.9 million at December 31, 2025 exchange rates) for Pre-FID activities in 2026. A FID is expected as early as Q1 2026.

The Bahia Project

Caracas
Bogota
Columbia
Quito
Peru
Lima
Brazil
Brasilia
Bahia Project
Bolivia
Atlantic Ocean
Pacific Ocean
Asuncion
Rio de Janeiro
Sao Paulo
Argentina
Santiago
Montevideo
Buenos Aires
N
0 250 500 1,000
Miles

The following technical and scientific description of the Bahia Project is based in part on a number of historical exploration reports provided by previous owners to the ANM. These reports were submitted to ANM between 10/20/2016 and 4/29/2022 and do not comply with S-K 1300 or NI 43-101. Daniel Kapostasy, a Qualified Person employed by the Company and currently serving as the Company’s Vice President, Technical Services, has reviewed these reports in detail and held various discussions with the people who collected the samples and wrote the reports. The Company is currently collecting the data and conducting the test work required to prepare an S-K 1300 compliant initial assessment and NI 43-101 compliant technical report, including a Mineral Resource estimate if the test work is successful in confirming a Mineral Resource, and expects to disclose its results in 2026. Currently, the Bahia Project has no S-K 1300 or NI 43-101 Mineral Resources or Mineral Reserves and is therefore considered to be an exploration stage property.
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
Permitting
The Bahia Project is in the early stage of permitting. In 2024, the Company began implementation of a stakeholder engagement plan and initiated environmental baseline surveys to support preparation of an Environmental Impact Assessment/Environmental Impact Report ("EIA/RIMA"). During 2025, the Company submitted a request for a Preliminary License ("LP") to the Institute for the Environment and Water Resources of the State of Bahia ("INEMA"), which is expected to be approved in 2027 following submittal of the EIA/RIMA. Once the LP has been granted, the Project will also require the granting of an Installation License ("LI") and Operating License ("LO") in a phased approach through INEMA. As more information is available on the permitting process, additional information will be provided.
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
Placer deposits, similar to those found at the Project, can be found globally in places such as South Africa, Australia, Madagascar, India, Thailand, and the Southeastern U.S. In Brazil, similar placers were mined in São Francisco de Itabapoana, Rio de Janeiro, and Cumuruxatiba (located 30 km to north of Prado), in Bahia.
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
Prior to the restart of its drilling program in late 2025, the Company identified, toured and started working with SGS Geosol in Belo Horizonte ("SGS") for all of its mineral sands assay work. The Company, using its heavy mineral sands technical team in Perth put a detailed sample process flow sheet in place for consistent sample analysis.
Present Condition of the Property and Work Completed to Date
The Project is a greenfield project in that no mining has taken place on any of the ANM Process Areas. The primary surface use in the region is for farming and ranching. As mentioned previously, the former owners carried out an extensive auger drill exploration program completing over 3,300 holes. Between September 20, 2022 and February 14, 2023, the Company employed a contract driller to drill in both the northern and southern areas of the project to better define mineralization. That program completed 2,266 meters of sonic drilling.
During 2024, the Company advanced its drilling of the southern portion of the project (the area between Alcobaca and Caravelas) by completing 76 sonic drill holes totaling 1,758 meters (5,766 feet) with its Company owned drill rig. In addition, 416 auger drill holes totaling 1,676 meters were completed to delineate mineralization for future drill campaigns. Samples from this drilling program were sent to SGS for analysis. In addition to drilling, the Company collected a 15 metric ton bulk sample from the southern portion of the Project and shipped it to Mineral Technologies in Florida for processing test work. Test work started in December 2024 and is ongoing. Process development work in ongoing with the bulk sample and is expected to be completed in Q2 2026. This test work will inform the processing needed to create a HMC and provide information on the contained saleable heavy minerals, including monazite.
The Company halted drilling operations on December 9, 2024 as it awaited additional permitting required to continue drilling. Drilling resumed in late 2025 with all environmental licenses and surface use agreements in place.
As of December 31, 2025, the net book value of the Bahia Project was $34.11 million.

The Company’s Planned Work
The Company restarted its drilling program in December 2025 following issuance of an exploration license from INEMA. During 2026, the Company expects to drill the southern half of the project using both its own sonic drill rig as well as a contract hollow stem auger rig. In total, the Company is planning to drill 850 holes with its contract driller and 165 holes with it own sonic drill rig. It is anticipated that drilling will continue into Q3 2026. Bulk test work from a sample collected in 2024 is ongoing with Mineral Technologies and is expected to be complete in Q2 2026. Both the drilling and the test work is expected to be utilized to release a Technical Report Summary in late 2026.

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
Other Conventional Uranium Projects
Arizona Strip

Material Project
Non-Material Project
89
Kanab
89
UTAH
olorado City
Fredonia
ARIZONA
Page
389
98
EZ Complex
Arizona 1
Pinenut
67
89
Colorado River
160
Wate
N
Pinyon Plain
0 5 10 20
Miles
180
Copyright:(c) 2014 Esri

The Pinenut Project has been reclaimed except for a two-acre disturbance associated with a monitor well. Mineral extraction at the Company’s Arizona 1 Project commenced in December 2009 and continued until the project was placed on standby in February 2014 due to the depletion of the readily available resources. The Wate Project and EZ Project are in the evaluation stage. Permitting at the Wate and EZ Projects are currently on hold. In 2026, the Company will evaluate the existing mine plans and engineering associated with the EZ Complex and may determine to start the permitting process.
Colorado Plateau

Material Property
Non-Material Property
Green River
Grand Junction
Moab
Montrose
Whirlwind
La Sal
Complex
Monticello
Dove Creek
Blanding
Bullfrog
Project
White
Mesa Mill
Halls Crossing
UTAH
COLORADO
6
70
72
24
128
141
50
191
46
90
276
95
666
N
0
10
20
40
Miles

The Whirlwind Project comprises 126 unpatented lode mining claims covered by three Mineral Leases and a Utah State Mineral Lease of 320 acres for a total acreage of about 2,800 acres. The property size has been reduced since the acquisition. The retained property continues to cover the known mineralized areas. The Whirlwind Project straddles the Utah/Colorado state line 4.5 miles southwest of Gateway, Colorado. Exploration drill projects were conducted in 2007, 2008, 2009, 2010, 2011 and 2012. In 2022, the Company initiated work at Whirlwind to rehabilitate the existing decline. Work progressed until December 2022, when it was put on hold due to inclement weather. The Company finished rehabilitation work on the decline in 2023. The Company commissioned a water treatment plant on site in October 2025 and plans to dewater the existing decline and complete rehab of the decline in 2026. Once the decline rehab is complete the Company will determine, based on market conditions, whether to continue development of Whirlwind in 2026, which would make it ready for production in 2027.

The Kwale Project

UGANDA
KENYA
TANZANIA
DA
DI
191 m
202 m
192 m
190 m
74 m
30 m
A14
C100
South Coast Rd
Msambweni
Processing Plant
PL/2018/0119
SML 23
TSF
Kwale North (Depleted)
Bumamani (Depleted)
Kwale South (Depleted)
Kwale Central (Depleted)
0 1 2 3 miles
0 2 4 6 8 km

The Company, through its wholly owned subsidiary, Base Titanium, holds the Kwale Project. The Kwale Project is located in Kwale County in southern Kenya. Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024, following depletion of the remaining ore reserves reported in accordance with JORC standards. Processing activities concluded in early January 2025 and all remaining product stockpiles were sold during the first quarter of 2025.

Reclamation has been ongoing throughout the life of the Kwale Project. As of December, 31 2025, all disturbed areas had been reclaimed with the exception of the processing facility platform. Demolition of the processing facilities is currently underway. Reclamation of the tailings storage facility (“TSF”) continued with the planting of water hungry eucalyptus species. Planting is now complete, with over 250,000 Eucalypts planted. Ongoing growth management and monitoring will be maintained for the disturbed areas until sign-off by Kenya’s National Environment Management Authority and, in the case of the tailings storage facility, this will be maintained until attainment of an average moisture content <40% and a maximum of 50% in the basin of the tailings storage facility, which is currently expected to be achieved by 2038.

Note that that map represents the extent of the mining lease during mining. As the Project is currently in reclamation SML 23 is currently expired.

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
To verify uranium grades or to assay for other metals, such as vanadium, core is collected during drilling, logged, sampled and sent out for assay either at the Company’s Mill or at 3rd party labs. Assaying of the materials includes the submission of standards and blanks and assay verification by other laboratories.
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

ITEM 3. LEGAL PROCEEDINGS
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our properties, financial position, results of operations or cash flows.
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
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the Mill License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and the Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. In February 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The parties have not to date come to agreement on resolution of these matters. Regardless, the Company does not consider the Mill Plaintiffs’ challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
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
Kwale Project
Stevedoring Dispute with the Kenya Ports Authority

To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), the Company, through its subsidiary Base Titanium, requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on the Company to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to the maiden shipment from the Jetty Facility in 2014, which was ultimately paid by the Company under protest to ensure the vessel was permitted to sail.
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
Base Titanium sought resolution of the dispute through arbitration commenced in Kenya in February 2017, brought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for the Company to seek appointment of a new arbitrator. The Company has held off on seeking the appointment of a new arbitrator to allow for a potential amicable resolution of the matter. This matter remains unresolved, and the Company anticipates that it may need to recommence formal dispute resolution proceedings through arbitration.
As of the time of writing, the amount in dispute is approximately $4.6 million (with approximately $1.4 million previously paid to KPA, and approximately $3.2 million held in the escrow account).
Mivumoni B Village
On March 18, 2021, a local landholder, Michael Kiswili (on his own behalf and on behalf of 65 others (collectively, the “Petitioners”)) filed a petition against Base Titanium in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by Base Titanium’s operations. The Company denies that it has committed the alleged violations or breaches and is of the view that no substantive evidence has been adduced supporting the claims. Among other things, the Kwale Project has a valid and subsisting Environmental Impact Assessment License issued by the National Environmental Management Authority and the Company conducts its operations in compliance with that license and the Environmental and Social Management Plan.
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances in relation to mining operations specified in the Mining Act had not been followed. This requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed the application by way of ruling dated February 10, 2022. This decision was upheld by the Court of Appeal of Kenya by way of ruling dated July 18, 2025. The Company is pursuing an appeal to the Supreme Court of Kenya. The parties have since filed their respective submissions and a hearing date of March 12, 2026 has been set.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which formed part of Kwale Project SML 23, that their prior relocation and resettlement in 2015/2016 was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that the Company pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
The Company denies any liability to the plaintiffs. In 2015 and 2016, following negotiations between the parties, agreements were reached with the plaintiffs setting out the term for their relocation. Pursuant to the said agreements, the plaintiffs agreed to relocate elsewhere, and Base Titanium agreed to, and thereafter did, pay compensation to the plaintiffs. The plaintiffs also surrendered their title deeds for the suit properties to the Company and transfer instruments were executed.
Base Titanium raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising claims for compensation specified in the Mining Act had not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. The Company is now pursuing an appeal in the Court of Appeal of Kenya. Appeal dates are yet to be set. The original proceedings have been stayed, pending the Company’s appeal.
While the Company is willing to consider settlement discussions in the interest of concluding this matter in a timely manner, the Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURE
The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Shares are listed for trading on the NYSE American under the symbol “UUUU” and on the TSX under the symbol “EFR.” As of February 20, 2026, the closing bid quotation for our Common Shares was $21.35 per share as quoted by the NYSE American and was $29.29 per share as quoted by the TSX. As of February 20, 2026, Energy Fuels had 241,606 Common Shares issued and outstanding (in thousands), held by an estimated 185,000 or more shareholders.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Repurchase of Equity Securities
During the year ended December 31, 2025, neither we nor any of our affiliates repurchased any of our Common Shares registered under Section 12 of the Exchange Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025, concerning non-qualified stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) outstanding pursuant to our 2025 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”), which has been approved by the Company’s shareholders. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar awards is based solely on an increase in the value of the Common Shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”).

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights (US$)(1)(3)(7)	Number of Common Shares remaining available for future issuance (Total Share Authorization)(1)	Number of Common Shares remaining available for future issuance(1)
Equity compensation plans approved by security holders	5,505,431(2)(4)(5)(6)	$6.51	10,878,682	9,968,893
Equity compensation plans not approved by security holders	Nil	Nil	Nil	Nil
Total	5,505,431	$6.51	10,878,682	9,968,893
(1)    There are no warrants outstanding at this time.
(2)     Includes 2,640,843 stock options and 1,861,338 RSUs. With a few exceptions, each RSU vests annually at approximately the following intervals: as to 50% on January 27th approximately one year after the date of grant, as to another 25% on January 27th approximately two years after the date of grant and as to the remaining 25% on January 27 approximately three years after the date of grant. Upon vesting, each RSU entitles the holder to receive one Common Share without any additional payment.
(3)    1,861,338 RSUs have been excluded from the weighted average exercise price because there is no exercise price.
(4)     Includes 775,101 SARs granted in 2022 and earned in 2021 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $6.47 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2023. As of December 31, 2025, the market performance goals for the 2022 SAR grants had been achieved, and the underlying SARs vested in three tranches, with tranche one vested on October 8, 2025, tranche two vested on October 14, 2025, and tranche three vested on October 22, 2025.
(6)    Includes 228,149 SARs granted in 2023 and earned in 2022 (excluding any SARs granted but since forfeited). Each SAR granted entitles the holder, on exercise, to a payment in cash or shares (at the election of the Company) equal to the difference between the market price of the Common Shares at the time of exercise and $7.36 (the market price at the time of grant) over a five-year period, but vest only upon the achievement of the following performance goals: as to one-third of the SARs granted upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $12.00 for any continuous 90-calendar-day period; as to an additional one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $14.00 for any continuous 90-calendar-day period; and as to the final one-third of the SARs granted, upon the 90-calendar-day VWAP of the Common Shares on the NYSE American equaling or exceeding $16.00 for any continuous 90-calendar-day period. Further, notwithstanding the foregoing vesting schedule, no SARs were able to be exercised by the holder for an initial period of one year from the date of grant; the date first exercisable being January 25, 2024. As of December 31, 2025, the market performance goals for the 2023 SAR grants had been achieved, and the underlying SARs vested in three tranches, with tranche one vested on October 8, 2025, tranche two vested on October 14, 2025, and tranche three vested on October 22, 2025.
(7)    Represents a weighted average exercise price of stock options and SARs pursuant to the Omnibus Equity Incentive Plan.
Energy Fuels Compensation Plan
The Compensation Plan was approved by the Board on each of January 28, 2015, March 29, 2018, March 18, 2021 and May 24, 2024, and by shareholders on each of June 18, 2015, May 30, 2018, May 26, 2021, June 11, 2024 and June 11, 2025 (amended, restated and approved every three years). The Compensation Plan supersedes and replaces the Energy Fuels Stock Option Plan, which was the Company’s prior equity incentive program. All stock options previously granted pursuant to the Energy Fuels Stock Option Plan which remain outstanding are incorporated into the Compensation Plan. Employees, directors, and consultants of the Company and its affiliates are eligible to participate in the Compensation Plan. The Board of Directors, or a Committee authorized by the Board (the “Committee”), administers the Compensation Plan. The Committee may grant awards for non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred share units, restricted stock units, performance shares, performance units, and share-based awards to eligible participants. The ability to grant a broad range of equity incentive awards is consistent with the practices of similar public companies. Pursuant to the rules of the TSX, the Compensation Plan must be renewed by approval of Energy Fuels shareholders every three years.
Stock Performance Graph(1)
The performance graph below shows Energy Fuels’ cumulative total 5-year return based on an initial investment of $100 in Energy Fuels Common Shares beginning on December 31, 2020, as compared with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and a peer group consisting of Arafura Rare Earths Ltd., Boss Resources, Cameco, The Chemours Company, Deep Yellow Ltd., Denison Mines, Eramet S.A., GoviEx, Iluka Resources Limited, Image Resources, Kenmare Resources Plc, Lynas Rare Earth Ltd., MP Materials Corp, Neo Performance Materials, NexGen Energy, Paladin Energy, Peninsula Energy, Rare Element Resources Ltd., Texas Mineral Resources Corp, Tronox Holdings Plc, Ucore Rare Metals Inc., Uranium Energy Corp and Ur-Energy. The chart shows yearly performance marks over a five-year period. This performance chart assumes: (1) $100 was invested on December 31, 2020 in Energy Fuels Common Shares along with the Russell 2000 Index, NYSE American Natural Resources Index, NYSE Composite, NASDAQ Composite, and the peer group’s common stock; and (2) all dividends are reinvested. Dates on the chart represent the last trading day of the indicated fiscal year.

Comparison of 5-Year Cumulative Total Return
Assuming Initial Investment of $100
(December 31, 2020 to December 31, 2025)
Notes:
(1) This peer group represents a broad range of companies operating within the uranium, REE and HMS generally and is used for certain of the Company’s executive officer long-term incentive plan compensation decisions as reported annually in the Company’s proxy circular.
Exchange Controls
There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Energy Fuels, other than Canadian withholding tax. See Certain Canadian Federal Income Tax Considerations for Non-Residents of Canada, below.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our financial statements for the three years ended December 31, 2025, 2024 and 2023 and the related notes thereto. The purpose of this Item 7 is: (i) to provide material relevant to an assessment of the financial condition and results of operations of Energy Fuels Inc., including an evaluation of the amounts and certainty of cash flows from operations and from outside information sources; and (ii) to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not necessarily indicative of future operating results or of future financial condition. This Discussion and Analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. See Item II. Cautionary Statement Regarding Forward-Looking Statements.
All dollar amounts stated herein are in U.S. dollars, except share amounts and currency exchange rates, unless specified otherwise.
Our Company
We produce several of the critical materials essential to U.S. energy security and advanced technologies, including uranium, vanadium, REEs and HMS, strengthening domestic supply chains and reducing reliance on foreign sources. The Company owns uranium, uranium/vanadium and REE/HMS properties and projects in various stages of operation, development, exploration and permitting, as well as fully permitted uranium and uranium/vanadium projects on standby. The Company’s White Mesa Mill, near Blanding, Utah, is the only licensed and operating uranium mill, and the only uranium mill capable of producing separated REE products, in the U.S. The Company is also evaluating the potential to recover radium at the Mill for use in cancer treatments.
The Mill is our key to building a critical minerals hub in the U.S. because of its ability to process uranium, vanadium, REEs and potentially radium. Uranium is the strategic fuel powering carbon-free, emission-free baseload nuclear energy, and one of the most reliable forms of power supporting U.S. energy independence and decarbonization goals. The REEs we are now producing are essential to manufacture permanent magnets used in EVs, hybrid EVs, defense systems, robotics and other advanced technologies. The titanium and zirconium products derived from our HMS production are used in national security and other key industries. Titanium is used in aircraft engines and airframes, spacecraft components, medical devices and pigments; while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in a wide range of applications in the medical, aerospace and chemical industries. The radium that we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer treatments.
In addition, Energy Fuels recovers uranium from Alternate Feed Materials at the Mill, thereby recycling valuable resources that would otherwise be discarded and returning them to the fuel cycle to support U.S. nuclear energy and national security objectives.
The Company has secured its own sources of REE- and uranium-bearing monazite sands in furtherance of a fully integrated U.S.-based REE supply chain. These include the Vara Mada Project in Madagascar, the Donald Project in Australia through the Company’s Donald Project JV, and the Bahia Project in Brazil.
The Company is currently: mining uranium ore from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, respectively, and processing and/or stockpiling the mined mineralized material at the Mill; processing stockpiled uranium mineralized material and Alternate Feed Materials at the Mill for the production of finished U3O8 product; completing sales of U3O8 under its portfolio of long-term contracts and on the spot market; negotiating fiscal and stability arrangements, seeking government approvals, and performing permitting and development activities at its Vara Mada HMS and REE project in Madagascar in preparation for a FID, which the Company expects could be made as early as 2027 if fiscal and stability arrangements are finalized; performing development activities at its Donald Project in Australia in preparation for a FID, which the Company expects could be made as early as Q1 2026; performing various permitting, exploration, and development activities at its uranium and uranium/vanadium properties in the U.S.; and performing reclamation and monitoring activities at its Kwale Project in Kenya.
Recent Developments
Uranium Segment
Uranium Market Overview

The Company believes that uranium supply pressure and demand fundamentals point to higher sustained uranium prices in the future and that the advancement of reliable nuclear energy, fueled by uranium, is experiencing a global resurgence with an increased focus by governments, policymakers, technology companies and citizens on decarbonization, electrification and security of energy supply. In addition, a number of factors, including restrictions on Russian uranium products in the U.S., transportation challenges, trade policies, production challenges and financial entities purchasing uranium products to hold for an extended period has the potential to result in higher sustained spot and long-term prices and to potentially induce utilities to enter into additional long-term contracts with non-Russian producers, such as Energy Fuels. These factors additionally have the potential to foster security of supply, the avoidance of transportation and logistics issues and more certain pricing.
We have six long-term uranium contracts with major U.S. utilities at this time. The Company also entered into one uranium ore purchase agreement with a third-party miner in the vicinity of the Mill during 2025 and has the potential to enter into additional agreements as market conditions warrant.
Conventional Uranium Mine Activities
The Company continued ore production at the Pinyon Plain, La Sal, and Pandora mines in 2025. Production rates at the Pinyon Plain mine steadily increased over the first half of the year as the mine ramped up and remained relatively steady during the second half of the year. During the year ended December 31, 2025, the Company mined ore containing an estimated 1,530,000 pounds of uranium with an average grade of 1.62% eU3O8 at its Pinyon Plain mine, which the Company believes is one of the highest-grade uranium mines in U.S. history. The Company updated its existing pre-feasibility study into an updated S-K 1300 and NI 43-101-compliant pre-feasibility study, which was furnished through a Form 8-K filing on February 26, 2026, and which is incorporated into this Form 10-K by reference as Exhibit 96.2. The Company intends to continue exploration in the Juniper Zone during 2026. Ore from Pinyon Plain continues to be shipped to the Mill stockpile and/or process. See Part I, Item 2. The Pinyon Plain Project.
The Company’s total mined mineralized material in 2025 contained approximately 1,720,000 pounds of U3O8 combined from its Pinyon Plain, La Sal and Pandora mines. Such uranium-bearing mineralized material was processed at the Mill and/or stockpiled at the mines or Mill for future processing. Processing mineralized material at the Mill began in Q4 2025 and is expected to continue through Q2 2026, subject to market conditions, contract requirements and the Mill’s processing schedule. Mineralized material mined during 2025 that was not processed in 2025 as part of the Mill’s conventional ore run, which began in Q4 2025 and is expected to continue through Q2 2026, will remain stockpiled at the Mill and is included in the Company’s inventories of U3O8 contained in stockpiled mineralized materials at the end of 2025. The Company currently expects to process any additional stockpiled and mined mineralized material from its Pinyon Plain, La Sal and Pandora mines with the remainder of the mined mineralized material and Alternate Feed Materials stockpiled at the mines or Mill for processing during 2026 or 2027, subject to market conditions, contract requirements and the Mill’s schedule. Having stockpiled mined mineralized material available at the Mill, which can be processed into finished U3O8 product on relatively short notice, gives the Company more flexibility in securing long-term sales contracts on the most favorable terms when needed, rather than merely accepting contracts at current prices when the fundamentals suggest higher prices in the future may be expected. It also provides more flexibility to make spot sales if market conditions warrant.
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to be able to commence uranium production within one (1) year from a “go” decision. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to approximately 600,000 pounds per year as early as 2027.
In 2025, the Company also continued advancing permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico, its Bullfrog Project in Utah, and its EZ Project in Arizona, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. These projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Mill Activities (Uranium)
During 2025, the Mill processed stockpiled conventional mineralized materials and Alternate Feed Materials, which resulted in 1,015,000 pounds of finished U3O8 production. The Company commenced its conventional ore processing campaign at the Mill in Q4 2025 as planned, which is expected to continue through Q2 2026 due to: (i) the previously announced higher mining rate expected at the Pinyon Plain mine in 2025 and in subsequent years; (ii) the desire to produce enough finished U3O8 from this Mill run to allow the Company to fulfill its contract deliveries in 2026 and 2027, along with maintaining the flexibility to complete opportunistic spot sales; and (iii) the desire to allow the Company to allow the Mill to to make its planned expanded Phase 1 Circuit process changes at the Mill in 2026.
The Mill also continues to advance its research and development (“R&D”) activities on radium medical isotopes throughout 2025, while engaging in discussions with buyers interested in off-take agreements for the material. See Recovering Medical Isotopes for Advanced TAT Cancer Treatments below.
Uranium Exploration Activities
The Company updated its existing feasibility study into an updated S-K 1300 and NI 43-101-compliant pre-feasibility study, which was completed and filed on February 26, 2026. Due to the high grades encountered during mining in the Main Zone that were not included in the original pre-feasibility study, the Mineral Resource model was re-estimated. Additionally, new drilling completed by the Company in the Juniper Zone allowed those Mineral Resources to be converted from inferred to indicated Mineral Resources and then converted to probably Mineral Reserves. As of December 31, 2025, the remaining Mineral Reserves in the Main Zone totaled 2.1 million pounds of U3O8 and the Mineral Reserves for the Juniper Zone totaled 0.5 million pounds of U3O8, acknowledging that further exploration potential exists in the Juniper Zone. The Company intends to continue exploration in the Juniper Zone during 2026.
ISR Uranium Extraction and Recovery Activities
The Company produced de minimis quantities of U3O8 at its Nichols Ranch ISR Project during 2025, as it remained on standby. Although the Company does not expect to produce significant quantities of U3O8 in 2026 from Nichols Ranch, the Company is undertaking exploration and development activities to expand the resources at the Nichols Ranch Project and to further develop wellfields to be ready for potential recommencement of production within one year from a “go” decision, as market conditions warrant. At Nichols Ranch, the Company currently holds 34 permits, undeveloped wellfields, including four wellfields at the Nichols Ranch wellfields, 22 wellfields at the adjacent Jane Dough wellfields and eight wellfields at the Hank Project, which is fully permitted to be constructed as a satellite facility to the Nichols Ranch Plant.
Uranium Permitting and Development Activities
The Company continues to prepare two additional mines in Colorado and Wyoming (Whirlwind and Nichols Ranch, respectively) for expected production within one year from a “go” decision and is advancing several other of its large-scale U.S. mine projects in order to increase uranium production in the coming years, as market conditions warrant. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to 600,000 pounds of U3O8 per year as early as 2027. The exact timing for resumption of production from each of these projects will be subject to current and future uranium market conditions and/or the procurement of additional long-term contracts. In 2026, the Company also plans to continue advancing its permitting and development on the Roca Honda, Bullfrog, and EZ Projects, which together with the Company’s Sheep Mountain Project, could expand the Company’s uranium production by over five million pounds of U3O8 per year in the coming years, as market conditions warrant. As the Company is ramping up its commercial uranium production, it can rely on its uranium inventories and potential purchases of uranium on the spot market to supplement its uranium production if necessary to fulfill existing contract requirements.
Other Mill Activities
The Company continually seeks to maximize capacity utilization at the Mill and add new sources of revenue, including through its emerging REE/HMS and potential TAT radioisotopes business lines, as well as new sources of Alternate Feed Materials and new feed processing opportunities at the Mill that can be processed without reliance on uranium sales prices. The Company also entered into an agreement with the Navajo Nation in January 2025, which could open the door to the Company assisting in the cleanup of AUM left over from Cold War era government programs predating the Company while recycling uranium from ore historically lost to direct disposal.
TAT Activities
The Company is also evaluating the potential to recover Ra-226 and Ra-228 from its existing uranium and REE process streams for use in the development of TAT medical isotopes for the treatment of cancer, which is seeing promising results in clinical trials to date. TAT requires reliable and secure supplies of radium, which pharmaceutical companies use to extract other short half-life, alpha-emitting elements for production of TAT drugs. Currently, there is no domestic supplier of radium. Therefore,

Energy Fuels sees a potentially significant opportunity to become the U.S. radium supplier of choice, as TAT treatments advance through clinical trials and later into widespread use.
Rare Earth Elements Segment
REE Market Overview
The Company also believes the long-term fundamentals of the REE sector point to higher sustained pricing, especially in markets that require or prefer non-Chinese material. According to industry forecaster Adamas Intelligence, the demand for REEs is expected to be primarily driven by increased demand for neodymium-iron-boron (“NdFeB”) magnets used in robotics, advanced air mobility and EVs (including hybrid EVs). Adamas forecasts demand for separated NdPr, Dy and Tb to grow at a compound annual growth rate (“CAGR”) of 8.7% through 2040, while global production is expected to grow at a slower rate of 5.1%. Robotics are expected to become the largest demand driver for NdFeB magnets through 2040. The Company is also observing significant interest in creating new REE supply chains that are not connected to China, further compounding the REE opportunity for Energy Fuels.
REE Separation Circuits at the Mill
Existing Phase 1 Circuit
Between 2021 and 2023, the Company reconfigured its existing uranium production circuits to be able to crack and leach monazite for the recovery of uranium, which was sold into the U.S. nuclear fuel cycle, and the recovery of MREC from monazite sands at the Mill. The MREC was then sold to Neo Performance Materials (“Neo”) for commercial separation by Neo into NdPr oxide and a mixed heavy rare earth carbonate at its REE separation facility in Silmet Estonia. This marked the first processing of monazite sands for the recovery of a commercial REE product in the U.S. in many years.
Following its success in producing commercial grade MREC at the Mill and to further its REE initiatives, in late 2023 and early 2024, the Company constructed enhancements and modifications to its existing solvent extraction (“SX”) circuits at the Mill for commercial separation of NdPr at the Mill, while at the same time producing a “heavy” (Sm+) RE Concentrate. The Company completed these modifications in late Q1 2024, fully commissioned the project in Q2 2024 and completed its initial run of separated NdPr commercial production in Q3 2024 under budget, with minimal capital expenditures, and ahead of schedule (the modifications made to the Mill leach circuits to crack and leach monazite together with the modifications to the Mill’s SX circuits to separate NdPr are referred to as the “Phase 1 Circuit”).
The existing Phase 1 Circuit has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Although the modifications to the Mill’s SX circuit comprised in the Phase 1 Circuit are stand-alone and dedicated to REE production and do not interfere with the Mill’s uranium and vanadium production, the Phase 1 Circuit’s crack and leach circuit shares certain circuits with the Mill’s uranium production and as a result, Phase 1 Circuit REE production and conventional uranium production cannot be run at the same time, as the Phase 1 Circuit is currently configured. It is therefore necessary at this time to switch back and forth between conventional uranium and uranium/vanadium production and Phase 1 Circuit REE production from monazite sands, which can be done with minimal cost and effort.
The Phase 1 Circuit as currently configured would allow for the processing of the first phase of the Donald Project monazite production, once that project is developed, for the recovery and separation of NdPr and an Sm+ mixed RE concentrate which could be sold on the market or stockpiled for separation of the heavies upon completion of later phases of the Phase 1 Circuit and/or the planned Phase 2 Circuit at the Mill.
Planned Expansion of Phase 1 Circuit
The Company is planning further enhancements to expand its heavy REE production at its Phase 1 Circuit for the planned commercial-level recovery of Dy, Tb, Sm, Eu and Gd, with the ability to separate other heavy REEs such as Y and Lu if market conditions warrant. Subject to receipt of all required regulatory approvals, financing, the successful development of these enhancements and the receipt of sufficient quantities of monazite sand feedstock, the expanded Phase 1 Circuit is expected to be operational in 2027 with planned production recovery of up to approximately 35 tonnes of Dy, 12 tonnes of Tb per year and potentially other heavy REEs, in addition to the 850 – 1,000 tonnes of NdPr, from processing up to approximately 10,000 tonnes of monazite per year. The Company had previously announced its intention to start commercial production of Dy and Tb by the end of 2026, but has changed those plans in order to expand the enhancements to the Mill’s Phase 1 Circuit to allow for the additional production of Sm, Eu and Gd and to provide the ability to separate other heavy REEs in the 2027 time frame.

At the same time as these enhancements are being made to the Phase 1 Circuit, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing MREC or similar intermediary REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals, financing and the successful development of these further enhancements. As MREC or similar intermediary REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits it is expected that such products could be separated into NdPr and heavy REEs separately from uranium production, thereby allowing such feedstocks to be separated into REE oxides through the Phase 1 Circuit’s SX circuits without interfering with normal Mill conventional uranium ore processing, which could be run simultaneously with the separation of such feedstocks. These enhancements are expected to be made and the Phase 1 Circuit operational to accept MREC and similar intermediary REE products in 2027.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Dy and Tb production capability and potentially other REE material production capability through the development of its proposed stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials.
In January 2026, the Company announced the results of a new AACE International Class 3 Bankable Feasibility Study (“BFS”) evaluating the planned Phase 2 Circuit expansion of REE processing capabilities at the Mill. The BFS evaluated the construction of a Phase 2 Circuit designed to materially expand the Mill’s ability to process monazite and other REE-bearing feedstocks into separated REE oxides. Upon commissioning, the Phase 2 Circuit is expected to increase the Mill’s REE oxide production capacity from approximately 850 to 1,000 tpa of NdPr oxide from the Phase 1 Circuit, to over 6,000 tpa of NdPr oxide, along with approximately 60 tpa of Tb and 200 tpa of Dy oxides from the combined Phase 1 Circuit and Phase 2 Circuit. This would provide the capability to produce sufficient NdPr up to approximately 7.0 million EVs/hybrid EVs per year. The Phase 2 Circuit would also add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which would allow the Phase 2 Circuit to be run completely independently of (and simultaneously with) the Mill’s conventional uranium and uranium/vanadium production.
The BFS estimates initial capital costs of approximately $410.0 million and indicates attractive projected economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. The Phase 2 Circuit expansion is intended to position the Company as a leading domestic processor of both light and heavy REE oxides, supporting the restoration of a secure U.S.-based REE supply chain. The BFS assumes feedstock supply from the Company’s existing and HMS and monazite projects, as well as third-party sources including MREC and similar feedstocks, subject to permitting, development and market conditions.
The Company expects to complete Phase 2 by mid-2029, subject to licensing, financing, and receipt of sufficient feedstock.
Feed Sources
The Company has focused primarily on monazite, as it has superior concentrations of the four critical “magnet” REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. Monazite concentrates naturally contain higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. The monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as the Company’s joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake (like the Company’s current arrangement with The Chemours Company), and/or other collaborations, in each case upon successful completion of development of the projects and transactions.
As mentioned above, the Company plans to expand its capability to accept uranium and REE-bearing MREC and other similar feedstock from third-party sources, as available. This will provide more flexibility to receive other types of feedstocks and to utilize the Phase 1 Circuit for REE production without interfering with conventional uranium and uranium/vanadium production at the Mill. To the extent this MREC and similar feedstock originates from the cracking and leaching of monazite sands at other facilities, the MREC is expected to contain similar favorable distributions of heavy REEs as monazite sands themselves.
There are a number of risks inherent to the Company’s REE activities. See Part I, Item 1A. Risk Factors.
Recent Activities in the REE Segment
On August 21, 2025, the Company announced it successfully completed production of and achieved a purity of 99.9% Dy at pilot scale, which is well in excess of the 99.5% commercial specification, thereby becoming the first U.S. company to publicly report Dy production volumes and purities. Multiple magnet manufacturers and original equipment manufacturers (“OEM”) have expressed strong interest in obtaining Dy samples, further validating the Company’s strategy to establish a fully non-Chinese REE supply chain for commercial and defense applications. Through December 31, 2025, the Mill had produced 29 kg of Dy.
On August 26, 2025, the Company announced that it signed a Memorandum of Understanding with Vulcan Elements (the “Vulcan MOU”) to create a secure, ex-China supply chain for rare earth permanent magnets (“REPMs”). Under the Vulcan MOU, the Company will supply high-purity NdPr and Dy oxides produced at its White Mesa Mill from U.S.-sourced monazite concentrates for validation in Vulcan’s REPM production processes. Following validation, the parties intend to negotiate long-term supply agreements. This collaboration is expected to support EVs, hybrid EVs, robotics, advanced wind turbines, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications.
On September 9, 2025, the Company announced that its high-purity NdPr oxide, produced at the White Mesa Mill from monazite concentrates mined in Florida and Georgia, had been successfully manufactured into commercial-scale REPMs by South Korea’s largest manufacturer of EV drive unit motor cores. The REPMs passed all QA/QC benchmarks and are qualified for use in EV and hybrid drive units for major automotive manufacturers in North America, the EU, Japan, and Korea. Approximately 1.2 metric tonnes of NdPr oxide were processed into 3.0 metric tonnes of REPMs, enough to power approximately 1,500 new vehicles, with first installations in the market in Q4 2025.
Proposed Acquisition of Australia Strategic Materials Limited
In accordance with its plans to expand its REE production to include metals and alloys, on January 20, 2026, the Company entered into a definitive agreement to acquire 100% of the issued share capital of ASM by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical minerals company with REE mining, processing, and metallization assets, including the Dubbo Project in New South Wales, a metallization and alloying facility in South Korea, and plans to potentially construct a metallization and alloying facility in the U.S. ASM’s Korean metals and alloying plant is one of the few facilities outside of China currently producing REE metals and alloys, including NdPr, Dy and Tb metals and NdFeB and developing FeDy alloy production. Upon closing of this transaction, which is expected as early as June 2026, the Company believes it will be the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China closing a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ASM ordinary share held, and up to AUD$0.13 per ASM share payable as a special dividend by ASM, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement.
The transaction is subject to customary closing conditions, including approval by ASM shareholders, court approval in Australia, receipt of required regulatory approvals and the absence of a superior proposal. The Company expects the transaction to close as early as the first half of 2026.
Heavy Mineral Sands Segment
The Company made the strategic decision to enter the HMS sector in order to control the Company’s internal costs and supply chains for its primary REE feedstock: monazite (and associated xenotime). Monazite is a superior REE mineral, as it contains excellent distributions of the “magnet” REEs (NdPr, Dy and Tb) and other “heavy” REEs such as Sm, Gd, Lu and Y which are in short supply and used in a number of technological and defense applications. Notably, monazite can be processed at the Company’s Mill by leveraging existing licenses, infrastructure and expertise. HMS mines (titanium and zirconium minerals, including ilmenite, rutile and zircon) present an attractive opportunity for the Company by providing an expected low-cost and large-scale monazite feedstock that the Company may then process into separated REE products at the Mill. To date, the Company has acquired 100% interests in the Vara Mada (Madagascar) and Bahia (Brazil) Projects and has the right to earn up to a 49% joint venture interest with Astron Corporation in the Donald Project (Australia) pursuant to which Energy Fuels expects to offtake all REE-monazite.
Vara Mada Project
The Company acquired control over the Vara Mada Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension, and on December 5, 2024, the Company entered into the Madagascar MOU setting forth certain key terms applicable to the Project. The lifting of the suspension by the Malagasy Government was a very significant step in the development of the Project as it enabled the Company to re-commence development and other technical activities on the ground after a five-year hiatus, including the re-establishment of the Company's social programs, additional mine planning and engineering, expanding the critical mineral resource base, and progressing other activities necessary to progress the Project and achieve a positive FID, which the Company expects could be made as early as 2027 if fiscal and stability arrangements are finalized.
Consistent with the MOU, the Company and the Government have been negotiating the terms of an investment agreement to be submitted to the Madagascar Parliament for approval and promulgation as a law. The investment agreement is intended to provide the key pillars for a bankable large-scale project, including mechanisms for ensuring long-term legal and fiscal stability, select tax and customs benefits, adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. While discussions have focused on an investment agreement as the Stability Mechanism, it is possible that other means of achieving stability will be considered and/or pursued as discussions progress.
The Company has also been focusing on re-establishment of the Company's social programs after the five-year hiatus imposed by the recently lifted suspension, including re-establishing meaningful community engagement and social programs aimed at securing a firm social license to operate to support safe, secure and reliable surface access to collect baseline, technical and other data necessary to update permit conditions, as well as performing additional mine planning and engineering work, expanding the critical mineral resource base, and progressing other activities necessary to progress the Project and achieve a positive FID.
On October 17, 2025, a new President of Madagascar was sworn in by the Country's High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and, on October 28, 2025, a new cabinet was announced. Energy Fuels is working with the new administration to reaffirm the previously negotiated concepts with the prior administration, which had substantially finalized the core investment agreement terms. The Company continues constructive engagement with the new administration, with the highest levels of government in the new administration having expressed support for Vara Mada and the investment agreement mechanism for achieving stability.
At this time, it is too early to determine whether and to what extent these recent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Project's development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If a stability mechanism and necessary approvals to support the Vara Mada Project are not obtained, or are obtained on terms less favorable than expected, this could delay any FID in relation to the Project or prevent or otherwise have a significant effect on the development of the Project or the Company’s ability to recover monazite from the Project. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold. See Part I, Item 2. The Vara Mada Project (formerly the Toliara Project) and see Part I, Item 1A. Risk Factors - The development of the Vara Project requires certain actions of the Government of Madagascar and the Company, including formalizing the terms and conditions set out in the Madagascar MOU and satisfying such conditions, neither of which may occur on a timely basis, or at all. Further, the development of the Vara Mada Project is dependent on several factors beyond our control.
In January 2026, the Company announced the results of an updated Feasibility Study (“FS”) for the Vara Mada Project, which evaluates the long-term development potential and economic viability of the project. The FS was prepared in accordance with U.S. Regulation S-K 1300 and Canadian NI 43-101 and confirms the project’s world-class scale, long mine life and robust economics as a REE and HMS development opportunity. Based on the FS, the project is expected to have a modeled mine life of approximately 38 years and, at full production capacity, is projected to generate a post-tax, pre-debt net present value (10% discount rate) of approximately $1.8 billion and a post-tax internal rate of return of approximately 25%. In addition, the FS indicates that the project could ramp up to over $500 million of annual EBITDA and generate average annual free cash flow of approximately $264 million over the modeled mine life. These projected economics are supported by substantial Proven and Probable mineral reserves and long-term price assumptions for ilmenite, zircon, rutile and monazite. The FS contemplates staged capital development and includes the potential processing of monazite at the Mill; however, downstream REE processing and oxide production are not included in the base FS economics. Advancement of the Vara Mada Project remains subject to a FID, regulatory approvals and the resolution of outstanding fiscal and permitting matters with the Government of Madagascar.
Donald Project
The Company has a joint venture with Astron Corporation, the Donald Project JV, to jointly develop and operate the Donald Project in Australia, which is a well-known REE and HMS deposit that the Company expects will provide another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the project. The Donald Project is notable in that the monazite concentrates that are expected to be produced at the project contain elevated concentrations of the “heavy” REE oxides, including Dy and Tb.
The JV Agreement provides Energy Fuels with the right to invest up to AUD$183.00 million (approximately $122.28 million at December 31, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company has agreed to issue Common Shares to Astron having a value up to $17.50 million. The Company has invested AUD$35.23 million in cash into the Donald Project through December 31, 2025 and issued $3.50 million of Common Shares on September 24, 2024. The remaining $14.00 million of Common Shares will be issued upon a positive FID. As of December 31, 2025, the Company has a 9.48% interest in the Donald Project JV. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 90.52% interest. See Note 3 - Transactions for further information.
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
The Donald Project JV updated the 2023 Donald Project JORC-compliant DFS into an S-K 1300 and NI 43-101-compliant FS, which was furnished through a Form 8-K filing on February 26, 2026, and which is incorporated into this Form 10-K by reference as Exhibit 96.8. See Part I, Item 2. The Donald Project.
Bahia Project
The Bahia Project is a REE/HMS deposit that the Company believes has the potential to supply 3,000 to 10,000 tonnes of monazite per year to the Mill for decades for processing into high-purity REE oxides. That amount of monazite contains approximately 1,500 to 5,000 tonnes of TREO, including an estimated 300 to 1,000 tonnes of NdPr per year and significant commercial quantities of Dy and Tb and other “heavy” REEs. While Energy Fuels’ primary interest in acquiring the Bahia Project is the uranium and REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile and zircon minerals also in high demand for the production of the critical minerals, titanium and zirconium.
The Company restarted its drilling program on the Bahia Project in December 2025 following issuance of an exploration license from INEMA. During 2026, the Company expects to drill the southern half of the Bahia Project using both its own sonic drill rig as well as a contract hollow stem auger rig. It is anticipated that drilling will continue into Q2 2026. Bulk test work from a sample collected in 2024 is ongoing with Mineral Technologies and is expected to be complete in Q2 2026. Both the drilling and the test work is expected to be utilized to release a Technical Report in late 2026.
The acquisitions of the Vara Mada and Bahia Projects, and the Donald Project JV, are the culmination of the Company’s efforts to date toward building a significant, secure and diverse book of monazite supply for its rapidly advancing REE processing and critical minerals business, which in the meantime is expected to be supplemented by third-party purchases.
HMS Activities
With respect to its HMS activities, the Company plans to continue advancing each of its Donald and Vara Mada Projects to a FID by as early as Q1 2026 and 2027, respectively.
Mining at the Kwale Project commenced in 2013 and concluded at the end of December 2024 following depletion of the remaining ore reserves previously reported in accordance with the JORC standards. Processing activities concluded in early January 2025. The sale of all remaining product inventories was completed during 2025. Additional costs of winding-down activities and mining lower mineral grades were incurred during the fourth quarter of 2024 and included in product inventories that were sold during the first quarter of 2025. As a result, the Company incurred a loss in connection with its 2025 sales. Reclamation has been ongoing throughout the life of the Kwale Project and will continue until all mining areas are fully reclaimed in accordance with all applicable legal standards. Reclamation of the South Dune mining area was completed in 2024, with the reclamation of the Central Dune, North Dune and Bumamani mining areas were substantially completed in Q4 2025. Reclamation of the tailings storage facility has commenced and is expected to be completed by 2027, with ongoing management and monitoring expected to continue through 2038.

Inventories
As of December 31, 2025, the Company held approximately 810,000 pounds of finished uranium inventories located at the Mill and at conversion facilities in North America as well as approximately 1,370,000 pounds of additional U3O8 contained in stockpiled mineralized material at the Mill or nearby mine sites, Alternate Feed Materials and work-in-process at the Mill that can potentially be processed and recovered expediently in the future, as market conditions and contract requirements may warrant.
The mix between contained uranium in mineralized material inventories and finished U3O8 product inventory depends on the timing of the processing of stockpiled uranium mineralized material at the Mill, any spot uranium sales or purchases the Company may elect to complete in 2026.
As of December 31, 2025, the Company holds approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
As of December 31, 2025, the Company does not have any HMS inventory following the sales of the final stockpiles at Kwale in April 2025.
Outlook for 2026
Guidance
The Company’s guidance for 2026 is as follows:

	Low	High
Mined (contained pounds of U3O8)	2,000,000	2,500,000
Processed (finished pounds of U3O8)(1)	1,500,000	2,500,000
Sales (pounds of U3O8)(2)	1,500,000	2,000,000
(1)    Assumes the current conventional uranium Mill run continues through Q2 2026, at which time available stockpiled mineralized materials are expected to have been processed. The conventional Mill run is expected to stop at that time pending receipt of sufficient mineralized material stockpiles to justify commencement of a new Mill run, which is currently expected to be in Q1 2027.
(2)    Subject to sales of inventory into the spot market depending on market conditions.
Finished Uranium Costs Expected to Decline
The Company commenced processing low-cost Pinyon Plain mine ores in Q4 2025, which is expected to continue through the Q2 2026, during which we expect to process a total of 1.5 to 2.5 million pounds of finished U3O8 in 2026. During that Mill run, the average mining and transportation costs to the Mill for Pinyon Plain ore are expected to be $10 to $14 per pound of recovered U3O8, which together with an expected milling cost of approximately $13 to $16 per pound U3O8, are expected to result in a total weighted average cost of approximately $23 to $30 per pound of U3O8 recovered, ranking among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores are expected to be blended and processed with a relatively small quantity of lower grade, higher cost, La Sal/Pandora ores at the Company’s discretion.
The Company’s inventories of finished U3O8 had a weighted average cost of approximately $43 per pound U3O8 as of December 31, 2025, reflecting the weighted average cost of production and purchase of finished inventories from various sources over the years, as the Company continued to ramp up production and maximize economies of scale, including from Alternate Feed Materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and purchases of uranium on the spot market. These costs do not fully reflect the expected lower costs of recently mined ores from the Pinyon Plain mine, which had only been processed and added to inventories commencing in early October (a conventional ore processing run, including Pinyon Plain and La Sal/Pandora ores, commenced at the Mill in early October 2025).
As the Company accounts for cost of goods sold as the weighted average cost of its finished product inventories, sales of uranium produced in 2026 will reflect the blended average of the existing 810,000 pounds of U3O8 finished inventories, plus the cost of additional finished U3O8 produced from blended stockpiled Pinyon Plain and La Sal/Pandora ores. This is expected to result in costs of goods sold continuing to decline to the $30 to $40 per pound range in Q1 2026, depending on the quantity of any additional spot sales of inventory that may be made in Q1 2026. The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.

Based on expected decreasing cost of goods sold and conservative uranium price forecasts, gross margins from the Company’s uranium sales are expected to increase over time through 2026, subject to the pricing of its contracts at the time of sale.
Uranium Sales
The Company sells uranium into its existing long-term contracts and continually evaluates selling a portion of its inventories on the spot market or new term contracts in response to future upward uranium price movements. The Company also continually evaluates the potential to purchase uranium on the spot market to replace sold inventory, meet contract obligations and gain exposure to future price increases.
The Company’s six long-term utility contracts require future deliveries of uranium between 2026 and 2032, with base quantities totaling 3.21 million pounds of uranium sales remaining over the period, and between 3.71 million and 5.29 million pounds of deliveries of uranium over that time period based on the buyer’s exercise of options and quantity flexibility. Having observed an uptick in interest from nuclear utilities seeking long-term uranium supply, along with continued strong long-term prices, the Company remains actively engaged in pursuing additional selective long-term uranium sales contracts. As of December 31, 2025, contracted quantities are as follows (in pounds):

	Minimum	Base	Maximum
Year ending December 31, 2026	620,000	750,000	880,000
Year ending December 31, 2027	770,000	890,000	1,130,000
Year ending December 31, 2028	770,000	890,000	1,130,000
Year ending December 31, 2029	490,000	560,000	1,010,000
Year ending December 31, 2030	400,000	460,000	900,000
Thereafter	160,000	160,000	240,000
Total	3,210,000	3,710,000	5,290,000
The Company holds uncommitted inventory and, with the benefit of production in 2025, continued production in 2026 and planned production in the future, will continue to evaluate additional spot and/or long-term uranium sales opportunities during 2026 and beyond. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill’s schedule for processing uranium ore stockpiles at the Mill.
The Company believes its existing inventories, purchases and new production will be sufficient to meet contract requirements through 2026 and over the life of the supply contracts, along with discretionary spot sales in 2026 and beyond, as market conditions may warrant.
Vanadium Sales
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
Rare Earth Sales
During the year ended December 31, 2025, the Company sold 1.7 tonnes of its NdPr produced from the Mill’s newly installed and commissioned Phase 1 Circuit to POSCO International (“POSCO”) for sampling to validate that the material meets POSCO's applicable specifications, which the Company’s NdPr met. The Company offset $0.08 million from the sale of NdPr, against commissioning costs capitalized related to the Company’s Phase 1 Circuit. As of December 31, 2025, approximately 34 tonnes of separated NdPr remain in inventory. Additionally, the Company has approximately 26 tonnes of NdPr, plus approximately 4 tonnes of Sm+ RE Carbonate in solution in its Phase 1 Circuit. Samples of the Company’s NdPr oxide, produced at the Mill from monazite concentrates mined in Florida and Georgia, were successfully manufactured into commercial-scale REPMs by South Korea's largest manufacturer of EV drive unit motor cores in Q3 2025.

While the Company continues to make progress on its separated REE production and additional capital is spent on process enhancements, improving recoveries, product quality and other optimization, profits from this initiative are expected to be minimal until such time when throughput rates are increased and optimized, which is expected in the 2028-2030 timeframe assuming completion of the development of the Donald Project and/or Vara Mada Project and the provision of a steady stream of monazite from these projects to the Mill, or the receipt of MREC or similar feed material from third parties. Throughout this process, the Company is gaining important knowledge, experience and technical information, while also having its products qualified by end-users, all of which are valuable for current and future production of separated REE oxides and other advanced REE materials at the Mill or elsewhere.
Financing
On October 3, 2025, the Company announced the closing of its upsized offering of 0.75% Convertible Senior Notes due 2031 (the “Notes”) for an aggregate principal amount of $700.0 million (the “offering”), including the exercise in full by the initial purchasers of their option to purchase an additional $100.0 million of Notes. The Notes have a cash interest coupon of 0.75% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning May 1, 2026 and a conversion price of approximately $20.34 per Common Share, which represents a premium of approximately 32.5% to the last reported sale price of the common shares on the NYSE American on September 30, 2025, subject to customary anti-dilution adjustments. The effective conversion price of the Notes was increased to $30.70 (representing a premium of 100% over the last reported sale price of the common shares on the NYSE American on September 30, 2025) through the purchase of capped call options. The purchase price for the capped call options was approximately $53.55 million. Conversions of the Notes may be settled in Common Shares, cash, or a combination of Common Shares and cash, at Energy Fuels’ election. Additionally, Energy Fuels will have the right to redeem the Notes in certain circumstances and will be required to offer to repurchase the Notes upon the occurrence of certain events. The Notes will mature on November 1, 2031, unless earlier converted, redeemed, or repurchased. We believe this strategic capital raise strengthens the Company’s balance sheet and enhances the Company’s ability to accelerate its rare earth initiatives, including the planned Phase 1 Circuit expansion and proposed Phase 2 Circuit at the White Mesa Mill, and development of its Donald Project in Australia. We believe this outcome represents a clear vote of confidence in the Company’s team and strategy.
Succession Planning
The Company’s succession plans are proceeding as expected and, in accordance with existing employment agreements, it is anticipated that Mr. Ross Bhappu, the President of the Company, will be appointed to the role of President and Chief Executive Officer of the Company on April 15, 2026, and Mr. Mark Chalmers, the current CEO, will be retiring at the same time, which is his planned retirement date. Upon his retirement, Mr. Chalmers will continue as a consultant to the Company exclusively for two years to support, as required, Mr. Bhappu and others in the Company with current and future growth initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through the year ended December 31, 2025, in part due to generally depressed uranium and vanadium prices up until 2024, along with low quantities of monazite to process into salable RE Carbonate or separated NdPr, which has not allowed the Company to realize economies of scale, as well as, particularly in recent years, expenditures to develop the Company’s growing portfolio projects.
We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues, income or cash flows of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company’s six long-term uranium supply agreements, with 740,000 to 880,000 pounds of deliveries in 2026 depending on customer elections and an average of nearly 760,000 pounds of deliveries per year from 2026 through 2032; (b) the Company continuing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) the Company selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market, thereby generating revenues and expected gross margins; (ii) non-recurring revenues and costs of sales during the fourth quarter of 2024 through the beginning of the second quarter of 2025 for HMS produced at our Kwale Project, which ceased production at the end of 2024 and is currently in reclamation; (iii) U.S. government laws and programs, including the recent tariffs enacted by the President and retaliatory tariffs proposed by other countries, which could result in changes in the cost of production of various of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how much tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iv) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (v) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Year Ended December 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Revenues	$65,922	$78,114	$(12,192)	(16)%
Operating costs and expenses:
Costs applicable to revenues	52,169	55,918	(3,749)	(7)%
Exploration, development and processing (excluding share-based compensation)	38,044	14,179	23,865	168%
Standby	7,965	6,520	1,445	22%
Accretion of asset retirement obligations	3,222	2,068	1,154	56%
Selling, general and administration (excluding share-based compensation)	53,083	31,187	21,896	70%
Share-based compensation	12,594	5,414	7,180	133%
Transactions and integration related costs	—	10,343	(10,343)	*
Total operating costs and expenses	167,077	125,629	41,448	33%
Operating loss	(101,155)	(47,515)	(53,640)	113%
Other income (expense):
Gain on sale of assets	5,300	74	5,226	*
Loss in unconsolidated affiliates	(1,321)	(175)	(1,146)	*
Other income (loss)	10,086	(597)	10,683	*
Total other income (loss)	14,065	(698)	14,763	*
Loss before income taxes	(87,090)	(48,213)	(38,877)	81%
Income tax benefit	979	372	607	163%
Net loss	(86,111)	(47,841)	(38,270)	80%

Basic net loss per share	$(0.38)	$(0.28)	$(0.10)	36%
Diluted net loss per share	$(0.38)	$(0.28)	$(0.10)	36%
*Not meaningful.
For the year ended December 31, 2025, net loss increased by $38.27 million to $86.11 million or $0.38 per share from $47.84 million or $0.28 per share for the year ended December 31, 2024. The change between periods was primarily due to higher operating costs following the acquisition of Base Resources on October 2, 2024, including increased ongoing expenses associated with the expanded workforce and Kwale activities, partially offset by gains on marketable securities and proceeds from the sale of equipment no longer needed for reclamation at Kwale.
Revenues
Revenues decreased by $12.19 million to $65.92 million for the year ended December 31, 2025, from $78.11 million for the year ended December 31, 2024 primarily due to lower HMS sales in 2025 as a result of fewer products sales following the completion of mining activities at Kwale, partially offset by higher uranium sales due to higher volumes as a result of contract delivery timing and the Company’s decision to sell uranium in inventory at spot price levels.
Costs Applicable to Revenues
Costs applicable to revenue decreased by $3.75 million to $52.17 million for the year ended December 31, 2025, from $55.92 million for the year ended December 31, 2024 primarily due to lower HMS costs applicable to revenues during the year ended December 31, 2025 associated with the lower volumes sold due to the lower grade mined at the end of the Kwale mine life, partially offset by higher costs applicable to uranium mostly due to higher volumes and cost per pound sold between periods.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs increased by $23.86 million to $38.04 million for the year ended December 31, 2025 from $14.18 million for the year ended December 31, 2024 primarily due to $9.00 million increase to progress the Company’s projects, including: further exploration and development activities relating to the Juniper Zone at the Pinyon Plain Project, development at the La Sal Project, exploration at the Bahia Project and delineation drilling. The Company also incurred non-recurring charges in 2025 including: a non-recurring charge to write-off $3.42 million of value-added tax receivables, abandonment of the Company’s investment in Westland Mineral Sands Co Limited of $1.50 million, write-off for consumables that the Company no longer expects to use in reclamation activities for $1.31 million and receivalbes it not longer expects to receive for $0.72 million.
While we generally expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of December 31, 2025, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $1.45 million to $7.97 million for the year ended December 31, 2025 from $6.52 million for the year ended December 31, 2024 primarily due to advancing permitting and development on its Roca Honda Project in 2025 and higher general maintenance costs as a result of inflation.
Accretion of asset retirement obligations
Accretion of asset retirement obligations increased by $1.15 million to $3.22 million for the year ended December 31, 2025 from $2.07 million for the year ended December 31, 2024 primarily due to assuming the asset retirement obligation associated with the Kwale Project from Base Resources following the acquisition on October 2, 2024.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $21.89 million to $53.08 million for the year ended December 31, 2025 from $31.19 million for the year ended December 31, 2024 primarily due to higher salaries and benefits in connection with additional headcount, including employees retained from Base Resources following the acquisition on October 2, 2024.
Share-based compensation
Share-based compensation increased by $7.18 million to $12.59 million for the year ended December 31, 2025 from $5.41 million for the year ended December 31, 2024 primarily due to a higher grant date fair value associated with the annual 2025 equity awards, as well as increased headcount, including transition awards granted to employees retained from Base Resources, partially offset by the completion of the derived service period for most stock appreciation rights in 2024.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisition of Base Resources and the formation of the Donald Project JV. Transactions and integration related costs were $10.34 million for the year ended December 31, 2024. There were no transactions and integration related costs incurred for the year ended December 31, 2025. See Note 3 – Transactions for more information.
Other Income (Expense)
Gain on sale of assets
Gain on sale of assets increased by $5.23 million to $5.30 million for the year ended December 31, 2025 from $0.07 million for the year ended December 31, 2024 primarily due to the sale of mining equipment no longer needed for completing reclamation activities at the Kwale Project, which came to the end of its life at the end of 2024.

Loss in unconsolidated affiliates
Loss in unconsolidated affiliates was $1.32 million and $0.18 million for the years ended December 31, 2025 and 2024, respectively, related to the Company’s proportionate share of loss in the Donald Project JV, which was formed in September 24, 2024 and Tate, which the Company increased its ownership and obtained a significant influence and applied the equity method of accounting on April 1, 2025.
Other income (loss)
Other income was $10.09 million, net for the year ended December 31, 2025. Other loss, net was $0.60 million for the year ended December 31, 2024. The change was primarily due to higher mark-to-market gains on marketable securities during 2025 compared to mark-to-market losses on marketable securities in 2024, partially offset by foreign currency loss in 2025 and lower interest income, net between periods. See Note 15 – Supplemental Financial Information to the consolidated financial statements for more information.
Income tax benefit
Income tax benefit was $0.98 million for the year ended December 31, 2025, on loss before income taxes of $87.09 million. The benefit was the result of a reversal of the tax liability for Base Titanium Limited that was recorded mostly prior to the acquisition of Base Resources in 2024. As production of the Kwale mine has ceased at the end of 2024 and there is an expected tax loss for 2025, the liability has been reversed. Income tax benefit was $0.37 million for the year ended December 31, 2024 on loss before income taxes of $48.21 million.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) REE and (iii) HMS. The uranium segment engages in conventional and ISR uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate Ra-226 and Ra-228 as a co-product of its uranium process streams at the Mill. The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project and Vara Mada Project and includes the Company’s equity method investments in the Donald Project JV and Tate. The Company recovers stand-alone ilmenite, rutile and zircon to provide sources of TiO2 and Zirconium (“ZrO2”). During the year ended December 31, 2024, the Company completed the construction and commissioning of its Phase 1 Circuit at the Mill. The Company expects to procure monazite through Company-owned mines like the Vara Mada Project, Bahia Project, its JV interest in the Donald Project and other potential joint ventures or other collaborations, as well as open market purchases.
The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$48,234	$—	$—	$48,234
Heavy mineral sands	—	—	15,821	15,821
Alternate Feed Materials, processing and other	1,867	—	—	1,867
Total revenues	$50,101	$—	$15,821	$65,922
Costs applicable to revenues
Costs applicable to uranium concentrates	$33,090	$—	$—	$33,090
Costs applicable to heavy mineral sands	—	—	19,079	19,079
Total costs applicable to revenues	$33,090	$—	$19,079	$52,169

	Year Ended December 31, 2024
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$37,904	$—	$—	$37,904
Heavy mineral sands	—	—	39,874	39,874
Alternate Feed Materials, processing and other	336	—	—	336
Total revenues	$38,240	$—	$39,874	$78,114
Costs applicable to revenues
Costs applicable to uranium concentrates	$16,580	$—	$—	$16,580
Costs applicable to heavy mineral sands	—	—	39,338	39,338
Total costs applicable to revenues	$16,580	$—	$39,338	$55,918
The following table sets forth selected operating data and financial metrics:

	Years Ended December 31,		Increase	Percent
	2025	2024	(Decrease)	Change
Volumes sold
Uranium concentrates (lbs.)	650,000	450,000	200,000	44%
Heavy mineral sands (tonnes)	21,319	68,308	(46,989)	(69)%

Realized sales price
Uranium concentrates ($/lb.)	74.21	84.23	(10.02)	(12)%
Heavy mineral sands ($/tonne)	742	584	158	27%

Costs applicable to revenues
Uranium concentrates ($/lb.)	50.89	36.84	14.05	38%
Heavy mineral sands ($/tonne)	895	576	319	55%
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $10.33 million to $48.23 million for the year ended December 31, 2025 from $37.90 million for the year ended December 31, 2024 primarily due to higher volumes sold, partially offset by lower realized sales prices between periods. Higher sales volume (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for approximately $16.85 million increase in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $6.52 million decrease in between periods.
The Company sold 350,000 pounds of U3O8 on the spot market for $26.92 million at a weighted average realized sales price of $76.90 per pound for the year ended December 31, 2025 compared to 250,000 pounds of uranium sold for $22.88 million at a weighted average sales price of $91.51 per pound for the year ended December 31, 2024.
The Company sold 300,000 pounds of U3O8 under existing long-term contracts for $21.32 million, at a weighted average sales price of $71.06 per pound for the year ended December 31, 2025 compared to 200,000 pounds of U3O8 for $15.03 million, at a weighted average sales price of $75.13 per pound for the year ended December 31, 2024.
Alternate Feed Materials, processing and other

Revenues from Alternate Feed Materials, processing and other increased by $1.53 million to $1.87 million for the year ended December 31, 2025 from $0.34 million for the year ended December 31, 2024 primarily due to additional billings for lower grade ore than contracted from a customer.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $16.51 million to $33.09 million for the year ended December 31, 2025 from $16.58 million for year ended December 31, 2024 primarily due to higher volumes sold between periods partially offset by higher weighted average costs per pound. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average cost per pound) accounted for approximately $7.37 million increase in costs between periods. Higher weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period volumes sold) accounted for an approximate $9.13 million increase in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to rare earth elements for either of the years ended December 31, 2025 or 2024.
Heavy Mineral Sand Segment Results
Revenues
Heavy mineral sands
Revenues from HMS decreased by $24.05 million to $15.82 million for the year ended December 31, 2025 from $39.87 million for the year ended December 31, 2024 primarily due to lower volumes sold, reflecting the completion of mining operations at the Kwale mine as of December 31, 2024 and the timing of shipments in 2025, as HMS revenue is recognized upon shipment when control transfers to the customer. During 2025, HMS revenues were limited to shipments of previously produced inventory. The final HMS product from the Kwale mine was shipped in April 2025. As the lower grade ore is more costly to process into finished product, the Company did not earn a gross profit related to its HMS sales during the year ended December 31, 2025.
Costs Applicable to Revenues
Costs applicable to heavy mineral sands
Costs applicable to HMS decreased by $20.26 million to $19.08 million for the year ended December 31, 2025 from $39.34 million for the year ended December 31, 2024 primarily due to lower volumes sold, reflecting the completion of mining operations at the Kwale mine as of December 31, 2024 and the timing of shipments in 2025.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE separation capacity expansion, development of the Vara Mada Project, earn-in to the Donald Project JV, uranium mining activities at the Pinyon Plain, La Sal and Pandora mines, processing activities at the Mill, exploration activities at the Bahia Project, TAT radioisotope initiative and reclamation of the Kwale Project, as well as potential business and property acquisitions.
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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement was declared effective on March 22, 2024 and permits the

Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. In conjunction with our Shelf Registration Statement, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $150.00 million in additional Common Shares under the ATM, which we fully distributed by June 13, 2025. On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the year ended December 31, 2025, we issued 40.63 million shares for net proceeds of $272.19 million under our ATM.
Convertible Senior Notes
On October 3, 2025, the Company closed its upsized offering of $700.00 million aggregate principal amount of 0.75% the Notes due 2031 for aggregate gross proceeds of $700.00 million. The Notes bear interest at 0.75% per annum, payable semi-annually on May 1 and November 1, beginning May 1, 2026, and mature on November 1, 2031, unless earlier converted, redeemed, or repurchased. The initial conversion price of the Notes is approximately $20.34 per common share, representing a 32.5% premium to the last reported sale price of the Common Shares on the NYSE American on September 30, 2025. The conversion price is subject to customary adjustments.
In connection with the offering, the Company entered into capped call transactions that are expected generally to reduce the potential dilution to the Common Shares upon any conversion of the Notes and/or offset potential cash payments the Company may be required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap initially equal to $30.70 per share (which represents a premium of 100% over the last reported sale price of Common Shares on the NYSE American on December 31, 2025), and is subject to certain adjustments under the terms of the capped call transactions.
Net proceeds from the offering are intended to support rare earth element initiatives, including expansion at the White Mesa Mill and the Donald Project, as well as general corporate purposes.
Working Capital and Future Requirements for Funds
As of December 31, 2025, the Company had working capital of $927.44 million, including $64.74 million in cash and cash equivalents, $797.11 million of marketable securities, $18.02 million in trade and other receivables, approximately 810,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	(89,480)	(43,973)
Net cash used in investing activities	(778,055)	(13,297)
Net cash provided by financing activities	894,960	15,587
Effect of exchange rate fluctuations on cash held in foreign currencies	1,174	(1,742)
Plus: net cash and restricted cash acquired from business combination	—	27,006
Net change in cash, cash equivalents and restricted cash	28,599	(16,419)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024
Cash, cash equivalents and restricted cash, end of period	$87,204	$58,605

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net cash used in operating activities
Net cash used in operating activities increased by $45.51 million to $89.48 million for the year ended December 31, 2025 from $43.97 million for the year ended December 31, 2024 primarily due to $25.14 million paid to settle asset retirement obligations for reclamation activities completed at the Kwale Project during the year ended December 31, 2025, lower gross profits of $6.18 million on uranium concentrates sales in 2025 and higher operating costs following the acquisition of Base Resources on October 2, 2024.
Net cash used in investing activities
Net cash used in investing activities increased by $764.76 million to $778.06 million for the year ended December 31, 2025 from $13.30 million for the year ended December 31, 2024. The increase is primarily due to the investment of excess cash from the issuance of our Notes until into marketable debt securities until the proceeds are used. On a net basis, the increase in cash outflows from purchases and maturities of marketable securities was $762.18 million between periods. It also includes advances to the Donald Project JV of $10.42 million, which is accounted for as marketable debt security. Additions to property, plant, and equipment and mineral properties increased $22.41 million between periods. Additionally, our contributions to our investments in the Donald Project JV and Tate increased $3.86 million. These increases were partially offset by cash paid of $16.83 million to settle contingent consideration upon change of control with our acquisition of the Vara Mada Project in 2024, increased proceeds from asset sales of $5.23 million during the year ended December 31, 2025 and $1.64 million of intangible assets acquired during the year ended December 31, 2024.
Net cash provided by financing activities
Net cash provided by financing activities increased by $879.37 million to $894.96 million for the year ended December 31, 2025 from $15.59 million for the year ended December 31, 2024, primarily due to net proceeds of $674.67 million from the issuance of the Notes and higher net proceeds of $255.57 million for the issuance of Common Shares for cash, under the ATM between periods. The net proceeds from the Notes were used to pay the capped calls of $53.55 million. The remaining net proceeds are expected to be used for funding development expenditures, including project financing, required for the Company's planned Phase 2 Circuit, funding development and earn-in expenditures, including project financing, required for the Donald Project, as well as general corporate needs, ongoing operational needs and working capital requirements.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion on cash and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted decommissioning liabilities	$1,901	$5,656	$2,562	$2,665	$1,677	$36,027	$50,488
Operating lease obligations	895	663	395	—	—	—	1,953
Total contractual obligations	$2,796	$6,319	$2,957	$2,665	$1,677	$36,027	$52,441
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
Significant estimates made by management include:

Mineral Resources and Mineral Reserves
The Company has established the existence of multiple Mineral Resources and extracts and processes saleable products from its operations. Many of the Company’s material properties are still in the exploration stage and only have Mineral Resources. The Company expenses most amounts that would otherwise be capitalized and subsequently depleted over the life of mining operations with Mineral Reserves. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of other mining companies having numerous Mineral Reserves.
The Company has also established Proven Mineral Reserves or Probable Mineral Reserves, as defined under SEC S-K 1300, at each of its Vara Mada, Pinyon Plain and Sheep Mountain Projects. The Company is “Production Stage Issuer” as defined by S-K 1300, as it is engaged in the material extraction of mineral reserves on at least one material property as of December 31, 2025.
Geological information relating to the size, depth and shape of the deposits requires complex geological judgments to interpret. The estimation of future cash flows related to Mineral Resources and Mineral Reserves is based upon a number of factors, including, but not limited to estimates of future commodity prices, future construction and operating costs as well as geological assumptions and judgments made in estimating the size and grade of the Mineral Resource or Mineral Reserve. Changes in the Mineral Resource and Mineral Reserve estimates may impact the carrying value of mining and recovery assets, reclamation and remediation obligations and depreciation and impairment.
For assets with Proven Mineral Reserves or Probable Mineral Reserves that are in the Production Stage, we deplete the Mineral Reserve using the units-of-production method over the estimated life of the ore body based on the estimated recoverable material to be produced from proven and probable reserves. The process to estimate proven and probable reserves requires significant judgment in evaluating and assessing available geological, geophysical, engineering and economic data, projected rates of E&R, estimated commodity price forecasts and the timing of future expenditures, all of which, by their very nature, subject to interpretation and uncertainty.
Changes in these estimates may materially change the carrying value of the Company’s mining and recovery assets and the recorded amount of depletion.
Impairment testing of mining and recovery assets
We review the carrying values of our mining and recovery assets when events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts determined by reference to estimated future operating results and undiscounted net cash flows. An impairment loss is recognized when the carrying value of a mining or recovery asset is not recoverable based on this analysis. When performing this review, we are required to make significant estimates of, among other things, future production and sale volumes, forecasted commodity prices, future operating and capital costs and reclamation costs to the end of the mining asset’s life. These estimates are subject to various risks and uncertainties, which may result in changes to the expected recoverability of the carrying values of mining and recovery assets. We have not recorded an impairment loss related to our mining and recovery assets for the years ended December 31, 2025, 2024 and 2023.
Asset retirement obligations
An asset retirement obligations (“ARO”) is a liability that is recorded when an asset is expected to require reclamation and remediation. AROs may be incurred where there is a legal obligation associated with the retirement of a long-lived asset that results from the acquisition, construction, development, and/or normal operation of that asset. For disturbances to a property that will require future reclamation and remediation, we record AROs when such a disturbance has occurred. We have accrued our best estimate of the cost to decommission our mining and milling properties in accordance with existing laws, contracts and other policies. The estimate of future costs involves a number of estimates relating to timing, type of costs, mine closure plans and review of potential methods and technical advancements. Furthermore, due to uncertainties concerning environmental remediation, the ultimate cost of our decommissioning liability could differ from the amounts provided. The estimate of our obligation is subject to change due to amendments to applicable laws and regulations and as new information concerning our operations becomes available. We are not able to determine the impact on the Company’s financial position, if any, of environmental laws and regulations that may be enacted in the future. Additionally, the expected cash flows in the future are discounted at our estimated credit-adjusted risk-free rate based on the periods the Company expects to complete the reclamation and remediation activities. Differences in the expected periods of reclamation or in the credit-adjusted risk-free rates used could have a material difference in the actual settlement of the obligations compared with the amounts provided.

Off-Balance Sheet Arrangements
See Note 16 – Commitments and Contingencies to the consolidated financial statements for information on our off balance sheet arrangements.
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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of December 31, 2025 (in thousands):

Cash and cash equivalents	$7,270
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of December 31, 2025 with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$70
Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(70)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of December 31, 2025, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ENERGY FUELS INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Energy Fuels Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Energy Fuels Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Asset retirement obligation costs
As discussed in Note 11 to the consolidated financial statements, the Company recorded an asset retirement obligation (ARO) liability of $22.2 million as of December 31, 2025. The estimate of future costs involves a number of estimates relating to timing, planned decommissioning activities, and review of potential methods and technical advancements.
We identified the evaluation of the future costs for decommissioning activities as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s determination of decommissioning activities and their related costs to satisfy ARO. In addition, the ARO was sensitive to minor changes to significant assumptions, such as decommissioning costs.
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
Denver, Colorado
February 26, 2026

ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues (Note 18)	$65,922	$78,114	$37,928
Operating costs and expenses:
Costs applicable to revenues	52,169	55,918	18,181
Exploration, development and processing	38,941	14,179	15,531
Standby	7,965	6,520	7,476
Accretion of asset retirement obligations	3,222	2,068	1,192
Selling, general and administration	64,780	36,601	27,915
Transactions and integration related costs	—	10,343	—
Total operating costs and expenses	167,077	125,629	70,295
Operating loss	(101,155)	(47,515)	(32,367)
Other income (expense):
Gain on sale of assets	5,300	74	119,257
Loss in unconsolidated affiliates	(1,321)	(175)	—
Other income (loss) (Note 15)	10,086	(597)	13,142
Total other income (loss)	14,065	(698)	132,399
Income (loss) before income taxes	(87,090)	(48,213)	100,032
Income tax benefit (expense)	979	372	(276)
Net income (loss)	(86,111)	(47,841)	99,756
Net loss attributable to non-controlling interest	(477)	(76)	(106)
Net income (loss) attributable to Energy Fuels Inc.	$(85,634)	$(47,765)	$99,862

Basic net income (loss) per share (Note 12)	$(0.38)	$(0.28)	$0.63
Diluted net income (loss) per share (Note 12)	$(0.38)	$(0.28)	$0.62
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(86,111)	$(47,841)	$99,756
Total other comprehensive income (loss)
Foreign currency translation adjustment	3,176	(4,126)	—
Total other comprehensive income (loss)	$3,176	$(4,126)	$—
Total comprehensive income (loss)	$(82,935)	$(51,967)	$99,756

Total comprehensive loss attributable to non-controlling interest	$(477)	$(76)	$(106)
Total comprehensive income (loss) attributable to Energy Fuels Inc.	$(82,458)	$(51,891)	$99,862
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of U.S. dollars and share amounts in thousands)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$64,736	$38,603
Marketable securities (Notes 4 and 17)	797,106	80,854
Trade and other receivables, net, no allowance for credit losses as of December 31, 2025 and 2024 (Note 5)	18,018	37,763
Inventories (Note 6)	73,492	66,504
Prepaid expenses and other current assets	5,319	6,463
Total current assets	958,671	230,187
Mineral properties, net (Note 7)	312,266	278,330
Property, plant and equipment, net (Note 7)	69,795	55,187
Investments, net (Note 8)	27,525	15,890
Marketable securities (Notes 4 and 17)	10,241	—
Intellectual property, net (Note 9)	4,367	4,767
Restricted cash (Note 11)	22,468	20,002
Other assets	6,519	7,606
Total assets	$1,411,852	$611,969

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 15)	$24,985	$32,228
Asset retirement obligations (Note 11)	788	24,604
Contingent consideration (Notes 3, 9, 17 and 19)	1,723	1,764
Other liabilities	3,737	693
Total current liabilities	31,233	59,289
Convertible senior notes, net (Notes 10 and 17)	675,688	—
Asset retirement obligations (Note 11)	21,407	19,513
Other liabilities	954	1,490
Total liabilities	729,282	80,292
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 240,366 and 198,667 as of December 31, 2025 and 2024, respectively	1,170,958	937,889
Accumulated deficit	(489,657)	(404,023)
Accumulated other comprehensive loss	(2,896)	(6,072)
Total shareholders' equity	678,405	527,794
Non-controlling interest	4,165	3,883
Total equity	682,570	531,677
Total liabilities and equity	$1,411,852	$611,969

Commitments and contingencies (Note 16)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in thousands of U.S. dollars and share amounts in thousands)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	157,683	698,493	(456,120)	(1,946)	240,427	3,982	244,409
Net income (loss)	—	—	99,862	—	99,862	(106)	99,756
Share-based compensation	—	4,625	—	—	4,625	—	4,625
Shares issued for the vesting of restricted stock units	313	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(918)	—	—	(918)	—	(918)
Shares issued for exercise of stock options	208	718	—	—	718	—	718
Shares issued for exercise of stock options from consulting services	141	252	—	—	252	—	252
Shares issued for exercise of stock appreciation rights	268	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(1,533)	—	—	(1,533)	—	(1,533)
Shares issued under the at-the-market offering for cash	4,048	32,545	—	—	32,545	—	32,545
Share issuance cost	—	(732)	—	—	(732)	—	(732)
Contributions attributable to non-controlling interest	—	—	—	—	—	83	83
Balance as of December 31, 2023	162,659	733,450	(356,258)	(1,946)	375,246	3,959	379,205
Net loss	—	—	(47,765)	—	(47,765)	(76)	(47,841)
Other comprehensive loss	—	—	—	(4,126)	(4,126)	—	(4,126)
Share-based compensation	—	5,414	—	—	5,414	—	5,414
Shares issued for the vesting of restricted stock units	254	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(837)	—	—	(837)	—	(837)
Shares issued for exercise of stock options	122	357	—	—	357	—	357
Shares issued for exercise of stock appreciation rights	90	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(552)	—	—	(552)	—	(552)
Shares issued under the at-the-market offering for cash	2,613	17,045	—	—	17,045	—	17,045
Share issuance cost	—	(426)	—	—	(426)	—	(426)
Shares issued for acquisition of Base Resources	31,921	178,438	—	—	178,438	—	178,438
Shares issued for acquisition of intangible assets	321	1,500	—	—	1,500	—	1,500
Shares issued for joint venture interests	687	3,500	—	—	3,500	—	3,500
Balance as of December 31, 2024	198,667	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(85,634)	—	(85,634)	(477)	(86,111)
Other comprehensive income	—	—	—	3,176	3,176	—	3,176
Share-based compensation	—	13,541	—	—	13,541	—	13,541
Shares issued for the vesting of restricted stock units	706	—	—	—	—	—	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	—	(1,037)	—	—	(1,037)	—	(1,037)
Shares issued for exercise of stock options	332	1,807	—	—	1,807	—	1,807
Shares issued for exercise of options to consultants	24	166	—	—	166	—	166
Shares issued for exercise of stock appreciation rights	4	—	—	—	—	—	—
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	—	(50)	—	—	(50)	—	(50)
Shares issued under the at-the-market offering for cash	40,632	280,042	—	—	280,042	—	280,042
Share issuance cost	—	(7,850)	—	—	(7,850)	—	(7,850)
Purchase of capped calls	—	(53,550)	—	—	(53,550)	—	(53,550)
Contributions attributable to non-controlling interest	—	—	—	—	—	759	759
Balance as of December 31, 2025	240,366	$1,170,958	$(489,657)	$(2,896)	$678,405	$4,165	$682,570
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(86,111)	$(47,841)	$99,756
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation and amortization	5,431	3,127	2,751
Share-based compensation	12,594	5,414	4,625
Accretion of asset retirement obligations	3,222	2,068	1,192
Settlement of asset retirement obligations	(25,144)	(3,206)	—
Unrealized foreign exchange (gain) loss	1,739	(223)	(431)
Unrealized gain on investments	—	—	(15,472)
Realized loss on investments	—	—	10,491
Realized gain on marketable securities	(1,663)	(2,310)	(1,141)
Gain on sale of assets	(5,300)	(74)	(119,257)
Realized gain on convertible note redemptions and sale	—	—	(1,430)
Loss in unconsolidated affiliates	1,321	175	—
Exploration project abandonment charge	1,500	—	—
Amortization of debt issuance costs and other, net	923	71	84
Changes in current assets and liabilities:
Marketable securities	(8,155)	8,989	530
Trade and other receivables	20,491	(16,814)	(237)
Inventories	(771)	13,038	(100)
Prepaid expenses and other current assets	(1,079)	(3,130)	423
Accounts payable, accrued liabilities and other current liabilities	(8,478)	(3,257)	2,807
Net cash used in operating activities	(89,480)	(43,973)	(15,409)
Investing activities
Additions to property, plant and equipment	(19,261)	(22,174)	(15,437)
Additions to mineral properties	(32,532)	(7,209)	(29,273)
Acquisition of intangible assets	—	(1,639)	—
Purchases of marketable securities	(960,168)	(237,450)	(174,622)
Proceeds from marketable securities	243,495	282,960	79,041
Contributions to investments	(14,889)	(11,029)	(1,324)
Proceeds from sale of assets	5,300	74	56,875
Payment for contingent consideration acquired	—	(16,830)	—
Proceeds from convertible note redemptions and sale, net	—	—	60,887
Net cash used in investing activities	(778,055)	(13,297)	(23,853)
Financing activities
Issuance of convertible senior notes	700,000	—	—
Payment for debt issuance costs	(25,327)	—	—
Issuance of common shares for cash, net of issuance costs	272,192	16,619	31,813
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(1,037)	(837)	(918)
Cash received from exercise of stock options	1,973	357	970
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(50)	(552)	(1,533)
Purchase of capped calls	(53,550)	—	—
Cash received from non-controlling interest	759	—	83
Net cash provided by financing activities	894,960	15,587	30,415
Effect of exchange rate fluctuations on cash held in foreign currencies	1,174	(1,742)	12
Plus: net cash and restricted cash acquired from business combination	—	27,006	—
Plus: release of restricted cash related to sale of assets	—	—	3,590
Net change in cash, cash equivalents and restricted cash	28,599	(16,419)	(5,245)
Cash, cash equivalents and restricted cash, beginning of period	58,605	75,024	80,269
Cash, cash equivalents and restricted cash, end of period	$87,204	$58,605	$75,024

Supplemental disclosure of cash flow information:
Cash paid for taxes	$96	$1,885	$—
Cash paid for interest	$213	$200	$186
Increase in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$2,467	$146	$701

Non-cash investing and financing transactions:
Shares issued for acquisition of Base Resources	$—	$178,438	$—
Shares issued for joint venture interest	$—	$3,500	$—
Shares issued for acquisition of intangible assets	$—	$1,500	$—
Contingent consideration for acquisition of intangible assets	$—	$1,690	$—
Acquisition of convertible note	$—	$—	$59,457
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts expressed in thousands of U.S. dollars except share amounts expressed in thousands and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. and its subsidiary companies (collectively the “Company” or “Energy Fuels”) produce several of the critical minerals essential to United States (“U.S.”) energy security and other advanced technologies, including uranium, vanadium, Rare Earth Elements (“REEs”) and heavy mineral sands (“HMS”), in an effort to strengthen domestic supply chains and reduce reliance on foreign-controlled sources. The White Mesa Mill is (the “White Mesa Mill” or the “Mill”) is key to building a critical minerals hub in the U.S. due to its notable ability to process uranium, vanadium, REE products, HMS products and, potentially, radioisotopes.
Uranium is used as fuel for nuclear power, a reliable baseload source of energy in the world. The Company is engaged in conventional and in situ recovery (“ISR”) uranium exploration, evaluation, permitting (as necessary), extraction, recovery and sale of uranium from its mineral properties in the U.S. The Company’s Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda Projects are U.S.-based conventional uranium mining projects located on the Colorado Plateau and within trucking distance of the Mill, while its Sheep Mountain Project is a uranium project located in Wyoming, USA. As of December 31, 2025, the Company continued ore production at its Pinyon Plain, La Sal and Pandora Projects, as well as exploration drilling and analysis at its Pinyon Plain and Nichols Ranch Projects. The other conventional uranium mining projects are on standby and are being evaluated for continued mining and other activities and/or are in the process of being permitted. The Company’s Nichols Ranch Project (inclusive of the Jane Dough and Hank Satellite deposits) is an ISR uranium project located in Wyoming, USA.
The Company also produces vanadium pentoxide (“V2O5”) as a co-product of uranium at the Mill from certain of its Colorado Plateau properties, and, at times, from solutions in its Mill tailing impoundment system, each as market conditions warrant.
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
Additionally, the Company is evaluating the potential to recover radioisotopes from its existing uranium process streams at the Mill for use in targeted alpha therapy (“TAT”) cancer treatments, see Note 3 – Transactions.
REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines, robotics and other clean energy and modern technologies. In recent years, the Company has and continues to progress initiatives towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides. The Mill produced a mixed rare earth element carbonate (“RE Carbonate”) from various uranium- and REE-bearing materials acquired from third parties at commercial scale in 2022, produced separated neodymium/praseodymium (“NdPr”) at commercial scale at the Mill in 2024 and produced on-spec dysprosium (“Dy”) oxide at the Mill at pilot scale in July 2025. The Company is piloting terbium (“Tb”) and samarium (“Sm”) oxide at the Mill. NdPr, Dy, Tb and Sm are all REEs and classified as critical minerals in the U.S.
The titanium and zirconium products derived from our HMS production are used for, in the case of titanium (which is produced from ilmenite and rutile), aircraft engines and frames, spacecraft components, medical devices, pigments and other industrial and consumer goods uses, and, in the case of zirconium fuel rod cladding and reactor components for nuclear power plants, high-temperature parts in jet engines and spacecraft, metal allows, ceramics, and abrasives and other uses in the medical field and chemical industry. The Company has acquired several REE/HMS projects in recent years to procure monazite feed for the Mill.
On October 2, 2024, the Company acquired Base Resources Limited (“Base Resources”), thereby increasing its portfolio of other REE/HMS projects around the world, including the Vara Mada REE and HMS project in Toliara, Madagascar (the “Vara Mada Project” formerly known as the “Toliara Project”), which is a permitting/development stage property for the potential production of HMS products that would be sold into the commercial HMS product market while the associated monazite would be used as a feedstock ore for production of REEs and uranium at the Mill. As part of its acquisition of Base Resources, the Company acquired Kwale HMS Project in Kenya (the “Kwale Project”), which ceased production at the end of 2024 and is currently in reclamation, see Note 3 – Transactions.

On June 3, 2024, the Company executed binding agreements (collectively, the “JV Agreements”) with Astron Corporation Limited (“Astron”) for the creation of a joint venture (the “Donald Project JV”) to jointly develop and operate the Donald REE and HMS Project in Australia (the “Donald Project”), which is a fully permitted development stage property also for the potential production of heavy mineral concentrate (“HMC”) that would be sold into the commercial HMC market while the associated monazite is expected to be used as feedstock ore for productions of REEs and uranium at the Mill. See Note 3 – Transactions for more information.
The Company also owns the Bahia REE/HMS project in Brazil (the “Bahia Project”), which is an exploration/permitting stage property for the potential production of HMC that would be sold into the commercial HMC market while the associated monazite is expected to be used as a feedstock ore for production of REEs and uranium at the Mill.
As of December 31, 2025, the Company is a “production stage issuer,” as defined by 7 CFR Subparts 220.1300 and 228.601(b)(96) (collectively, “S-K 1300”), because it is engaged in the material extraction of mineral reserves on at least one material property.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in thousands of U.S. dollars, except for share amounts, which are expressed in thousands, and per share amounts unless otherwise noted.
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
The more significant areas requiring the use of management estimates and assumptions relate to expectations of the future prices of uranium, REE and HMS as well as estimates of recoverable mineral resources that are the basis for future cash flow estimates utilized in assessing fair value for business combinations and impairment calculations; the determination of whether an acquisition represents a business combination or an asset acquisition; the use of management estimates and assumptions related to environmental, reclamation and closure obligations; marketable securities; and share-based compensation expense. Actual results may differ significantly from these estimates.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company together with subsidiaries controlled by the Company. Intercompany transactions, balances and unrealized gains and losses on transactions between the Company and its subsidiaries are eliminated.
Segment Information
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer and its President. In October 2024, the Company reassessed and revised its operating strategies following the acquisition of Base Resources. Following this acquisition, the Company determined that its reportable segments were based on uranium, REE and HMS. The CODM primarily uses operating income (loss) to evaluate the performance of the Company’s reportable segments.
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
Extracting and Recovery Activities While in the Development Stage
The Company extracts or recovers mineralized uranium from mining activities, mill tailings, pond solutions and Alternate Feed Materials, resulting in saleable uranium concentrates from its Mill and, when operating, its Nichols Ranch Project. While the Company has established the existence of multiple Mineral Resources and extracts and processes saleable uranium from these operations, the Company has only established proven or probable Mineral Reserves, as defined under SEC S-K 1300, at its Vara Mada, Sheep Mountain and Pinyon Plain projects.
Costs incurred before the establishment of proven and probable reserves are expensed and classified as exploration expense. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of mining companies in the development stage having multiple Mineral Reserves.
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
The expected useful lives used in depletion calculations are determined based on the applicable facts and circumstances, as described above. As judgment is involved in the determination of useful lives, no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depletion calculations.

Impairment of Long-Lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for impairment based on factors such as mineral prices, government regulation and taxation, the Company’s continued right to explore the area, exploration reports, assays, technical reports, drill results and its continued plans to fund exploration programs on the property. Impairment of long-lived assets related to exploration activities are expensed to Exploration, development and processing.
At each reporting date, the Company conducts a review of potential triggering events for all its mineral properties. When events or changes in circumstances indicate that the related carrying amounts may not be recoverable, the Company carries out a review and evaluation of its long-lived assets in accordance with its accounting policy. Impairment of long-lived assets related to exploration activities are expensed to Exploration, development and processing. Impairment losses are recognized in profit or loss.
Recoverability is measured by comparing the undiscounted future net cash flows to the net book value. When the net book value exceeds future net undiscounted cash flows, the fair value is compared to the net book value and an impairment loss may be measured and recorded based on the excess of the net book value over fair value. Fair value for operating mines is determined using a combined approach, which uses a discounted cash flow model for the existing operations and non-operating properties with available cash flow models and a market approach for the fair value assessment of non-operating and exploration properties where no cash flow model is available. Future cash flows are estimated based on quantities of recoverable mineralized material, expected uranium, REE or HMS prices (considering current and historical prices, trends and estimates), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level, for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels, costs and capital are each subject to significant risks and uncertainties.
No impairment of property, plant and equipment and mineral properties were recorded during the years ended December 31, 2025, 2024 and 2023.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets, depending on the nature of the restriction. See Note 11 – Asset Retirement Obligations and Restricted Cash for more information.
Marketable Securities
Marketable debt securities consist of excess cash invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. The Company classifies and accounts for its marketable debt securities under the fair value option. After consideration of the Company’s risk versus reward objectives, as well as its liquidity requirements, the Company may sell these debt securities prior to their stated maturities. As management views these securities as available to support current operations, the Company classifies highly liquid securities with maturities beyond 12 months as current assets under the caption Marketable securities on the Consolidated Balance Sheet. Subsequent to initial recognition, marketable debt securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketable equity securities consist of investments in publicly traded equity securities. The Company elected the fair value option for its marketable equity securities. Subsequent to initial recognition, marketable equity securities are measured at fair value and changes therein are recognized as a component of Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates its estimate of expected credit losses based on historical experience and current and forecasted future economic conditions for each portfolio of customers. As of December 31, 2025 and 2024, the Company did not have an allowance for expected credit losses for trade accounts receivable.

Inventories
Inventories are valued at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term prices, less the estimated costs to bring the product to sale. Inventories are comprised of consumables, stockpiles and raw materials, work-in-process inventories and finished goods.
Expenditures for the extraction and recovery of uranium concentrates are capitalized to stockpile inventories.
The provision for slow moving consumable store inventory is an estimate based on management judgment, which gives consideration to the completion of mining activities in December 2024 and expected usage during the reclamation of the Kwale Project, inventory turnover trends and historical inventory write-offs. The actual amount of inventory write-offs could be higher or lower than the allowance made.
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
Depreciation
Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives less the salvage value of assets. The estimated useful lives of the Company’s assets range from 3 to 15 years depending upon the asset type. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations or changes in attitudes or interpretations of such laws and regulations relating to environmental matters, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operates. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that it believes are reasonable. When assets are retired or sold, the resulting gains or losses are reflected in current earnings as a component of other income or expense. Salvage values, method of depreciation and useful lives of the assets are reviewed at least annually and any change in estimate is applied prospectively.
The expected useful lives used in depreciation calculations are determined based on the applicable facts and circumstances, as described above. As judgment is involved in the determination of useful lives, no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depreciation calculations.
Non-Operating Mineral Properties
Non-operating assets consist of mineral properties, along with data and analyses related to the properties, which are in various stages of evaluation and permitting. Costs to acquire the non-operating assets are capitalized at cost or if such assets were acquired as part of a business combination, fair value.
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
Mineral properties, that are not held for production, and any related surface access to the minerals generally require periodic payments and/or certain expenditures related to the property in order for the Company to retain its interest in the mineral property. The Company expenses these costs in the period they are incurred.
Standby Properties
Standby properties are mineral properties that have extracted mineral resources in the past that are not operating, but could extract mineral resources in the future. Expenditures related to these properties are primarily related to maintaining the assets and permits in a condition that will allow re-start of the operations or development given appropriate commodity prices. All costs related to standby assets are expensed as incurred.
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
Investments
Equity Method Investments
Investments that the Company exercises significant influence over, but does not control, the operating and financial policies of the investee and is not the primary beneficiary, are accounted for using the equity method and are reported in the Investments line on the accompanying Consolidated Balance Sheets. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the Board of Directors and participation in policy-making decisions of the investee and material intercompany transactions.
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
Variable Interest Entities
The Company evaluates all legal entities in which it holds an ownership or other pecuniary interest to determine if the entity is a variable interest entity (“VIE”). The Company’s interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE's assets. When it is determined that the Company holds an interest in a VIE, the next step is to determine if the Company is the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates any VIE when it is determined that the Company is the primary beneficiary. Any interests in a VIE that are not consolidated must be disclosed.
Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating the Company’s interest in a VIE as the Company uses primarily a qualitative analysis to determine if an entity is a VIE. The Company evaluates the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns. The primarily qualitative analysis is used to determine if the Company is deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group. The Company continually monitors interests in legal entities for changes in the design or activities of an entity and changes in any interests, including the Company’s status as the primary beneficiary to determine if the changes require the Company to revise previous conclusions.

Changes in the design or nature of the activities of a VIE, or the Company’s involvement with a VIE, may require the Company to reconsider conclusions on the entity’s status as a VIE and/or the Company’s status as the primary beneficiary. Such reconsideration requires significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected subsidiary, which would have a significant impact to the consolidated financial statements.
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
Convertible Senior Notes
The Company accounts for its convertible senior notes in accordance with ASC 470, Debt. The convertible senior notes are accounted for as a single liability measured at amortized cost, as no features does not require bifurcation. Debt issuance costs are recorded as a direct deduction from the carrying amount of the notes and amortized to interest expense over the contractual term using the effective interest method. Interest expense includes both the contractual coupon and the amortization of debt issuance costs. The convertible senior notes are classified as long-term debt in the Consolidated Balance Sheets unless amounts become due within twelve months.
In connection with the issuance of the convertible senior notes, the Company entered into capped call transactions, which are accounted for separately as equity instruments in the Consolidated Balance Sheets.
Loss Contingencies and Related Legal Costs
The Company accounts for loss contingencies in accordance with ASC 450-20, Loss Contingencies. A liability for a loss contingency is recognized when it is probable that a liability has been incurred as of the balance sheet date and the amount of loss can be reasonably estimated. If a loss contingency is reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, the Company provides disclosure of the contingencies nature and, when determinable, an estimate of the possible loss or range of loss, or a statement that such an estimate cannot be made.
The Company’s accounting policy is to expense legal costs related to loss contingencies as incurred.
Revenue
Uranium Concentrates
The Company’s sales of uranium concentrates are derived from contracts with major U.S. utilities. Revenue is recognized when delivery is evidenced by book transfer at the applicable uranium storage facility. The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery. The Company’s contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities.
The Company will also sell uranium concentrate to the U.S. Uranium Reserve Program or other third parties and such contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Under the Company’s uranium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s uranium contracts do not give rise to contract assets or liabilities.
Heavy Mineral Sands
The Company sells mineral sands products under a range of International Commercial Terms (“Incoterms”). Revenue is recognized at the point in time when effective control of the product is transferred to the customer which is the only performance obligation of the Company. The point at which effective control has transferred to the customer is determined under the Incoterms of each sale. For most of the Company’s sales, where the Incoterms are Free on Board or Cost and Freight, this is when the goods are loaded onto a shipping vessel. Other Incoterms only transfer effective control to the customer once the products reach their point of destination, at which stage the performance obligation is considered satisfied and the revenue recognized.
The Company measures its revenues from contracts with customers at a price established in the formal agreement with the customer.
In all circumstances, revenue can reliably be measured based on quantities shipped and prices as described above. All costs associated with the sale, most notably the cost of the inventory being shipped, are known at the time of shipment.
After control has transferred to the customer, there are no continuing obligations such as customer right of return or warranties that could impact the recognition of revenues. Once the Company’s sole performance obligation has been met, the Group has the right to invoice the customer and it is therefore probable that future economic benefits will flow to the Group.
Vanadium Concentrates
The Company’s sales of vanadium concentrates are recognized when delivery is evidenced by book transfer at the applicable vanadium storage facility. Under the Company’s vanadium contracts, it invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s vanadium contracts do not give rise to contract assets or liabilities.
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
Share-Based Compensation
The Company measures share-based compensation awards exchanged for director, employee and contractor services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the requisite employee service period. The fair value of restricted stock units (“RSUs”) is based on the Energy Fuels’ closing stock price on the date of grant. The fair value of stock appreciation rights (“SARs”) with market conditions is based on a Monte Carlo simulation performed by a third-party valuation firm. The fair value of stock options is determined using the Black-Scholes valuation model. Share-based compensation expense related to awards with only service conditions having a graded vesting schedule is recorded on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards, while expense for all other awards are recognized on a straight-line basis. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company’s performance and related tax impacts.
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
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted in the U.S., introducing a broad range of changes to federal tax law. All effects of changes in tax laws are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company's provision for income taxes as of and for the year ended December 31, 2025. The OBBB did not have a material effect on income tax expense for the year ending December 31, 2025.
Net Income (Loss) per Share
The Company presents basic income (loss) per share data for its common shares, calculated by dividing the income (loss) attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined by adjusting the income (loss) attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive instruments based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. Potentially dilutive instruments include stock options, restricted stock units, stock appreciation rights and shares related to convertible senior notes, which are included in the diluted income (loss) per share calculation using the treasury stock method.
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items. The Company adopted this standard prospectively on January 1, 2024. See Note 21 – Reportable Segments.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances transparency by requiring additional disaggregated information in the effective tax-rate reconciliation and detailed disclosures of income taxes paid by jurisdiction. The new guidance is intended to provide investors with more decision-useful information regarding the Company’s income tax profile. The Company adopted this standard prospectively on January 1, 2025, in accordance with its required effective date. Adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations, as the amendments primarily affect disclosure requirements rather than recognition or measurement. The Company’s 2025 financial statements now include expanded income tax-related disclosures, including additional detail within the rate reconciliation and disaggregation of income taxes paid by jurisdiction, consistent with the new FASB guidance.
Recently Issued Accounting Standard
Disaggregated Income Statement Expense
In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which enhances transparency by requiring public entities to disclose additional detail about the nature of expenses within income statement line items. The standard is intended to improve consistency and comparability of expense classification and disaggregation across entities. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard and does not expect adoption to have a material effect on its consolidated financial position or results of operations.
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
Base Resources, now a wholly owned subsidiary of the Company, owns the Vara Mada Project. In addition to its stand-alone ilmenite and rutile (titanium) and zircon (zirconium) production capability, the Company believes the Vara Mada Project also contains large quantities of monazite, which is a rich source of the ‘magnetic’ REEs used in EVs, hybrid EVs, and a variety of clean energy, defense, robotics and advanced technologies, which, upon development, are expected to be shipped to the Mill for the recovery of REEs and the contained uranium. The Vara Mada Project was suspended by the Government of Madagascar in November 2019 pending negotiation of fiscal terms applying to the Vara Mada Project. See Note 16 – Commitments and Contingencies for more information.
Base Resources also owns the Kwale Project, which completed its mine life in December 2024 and is in reclamation.

In January 2018, Base Resources completed the acquisition of the Vara Mada Project, with payment of $75.00 million in up-front consideration for an initial 85% interest. In January 2020, in accordance with the terms of the share sale agreement with seller World Titane Holdings Limited, Base Resources acquired the remaining minority interest in the Vara Mada Project. A further $17.00 million (deferred consideration) was payable on the achievement of key milestones, of which $0.17 million was paid prior to the Transaction closing. A change of control occurred as a result of the Transaction and Base Resources accelerated and paid the remaining $16.83 million of deferred consideration on October 16, 2024.
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
Transaction and integration costs incurred during the year ended December 31, 2024 totaled approximately $9.45 million and were recognized within Selling, general, and administrative and other operating expenses in the Consolidated Statement of Operations.

Joint Venture with Astron on the Donald Project
On June 3, 2024, the Company executed JV Agreements with Astron for the creation of the Donald Project JV to jointly develop and operate the Donald Project. The Donald Project is a well-known REE and HMS deposit that the Company believes, with supportive market conditions, will provide it with another near-term, low-cost, and large-scale source of monazite sand that would be transported to the Mill for the recovery of separated REE products. The Donald Project has in place all major regulatory approvals required to construct and operate the Donald Project. The JV Agreement provides Energy Fuels the right to invest up to AUD$183.00 million (approximately $122.28 million at December 31, 2025 exchange rates) to earn up to a 49% interest in the Donald Project JV, of which cash contributions of AUD$35.23 million ($23.18 million) have been invested through December 31, 2025 in preparation for a final investment decision (“FID”). If a positive FID is made, the remainder will be invested to develop the Donald Project and to earn into the full 49% interest in the Donald Project JV, and the Company will issue Energy Fuels common shares (“Common Shares”) to Astron having a value of up to $17.50 million, of which $3.50 million of Common Shares were issued on September 24, 2024 upon the satisfaction of certain conditions precedent (the “Completion Issuance”) and the remainder will be issued upon a positive FID.
On September 25, 2024, the Donald Project JV was established, and the Company earned an initial 3.21% interest in the Donald Project in exchange for the Completion Issuance and for cash and Common Shares invested in the Donald Project as of that date. As of December 31, 2025, the Company owned a 9.48% interest in the Donald Project JV. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 90.52% interest.
The Company evaluated whether the Donald Project JV is a variable interest entity (“VIE”). Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. Based on its qualitative and quantitative contractual rights under the JV Agreements, Energy Fuels has a variable interest in the Donald Project JV. Additionally, the Company has determined that it does not have a controlling financial interest in the Donald Project JV because it does not have: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE as its ownership is less than 10% of the Donald Project JV. As of June 3, 2024, the Company had elected to account for the Donald Project JV as an investment without a readily determinable fair value at cost less impairment, and this investment is included in Investments on its Consolidated Balance Sheet. Upon Completion Issuance, the Company elected to account for the Donald Project JV as an equity method investment because the Company earned an initial 3.21% interest in the Donald Project and it exercises significant influence, but not control, over the entity. This investment is included in Investments on the Company’s Consolidated Balance Sheet. The Company’s maximum exposure to loss on the Donald Project JV was $26.68 million as of December 31, 2025. Changes in the design or nature of the activities of the Donald Project JV, or the Company’s involvement with the Donald Project JV, may require the Company to reconsider its conclusions on the entity’s status as a VIE and/or whether the Company is not the primary beneficiary.
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
Under the Acquisition, the purchase price paid by Energy Fuels the owners of RadTran consisted of: (i) on closing, $1.50 million in cash, $1.50 million in Common Shares and the grant of a 2.00% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments; and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones, including (i) $1.00 million in cash and $1.00 million in Common Shares upon achieving initial production at research and development levels; (ii) $1.00 million in cash and $1.00 million in Common Shares upon securing suitable offtake agreements to justify commercial production; and (iii) $10.00 million in cash upon reaching commercial production. As of December 31, 2025, the Company believes it is probable it will achieve the milestone related to achieving initial production at research and development levels later in 2026.

In accordance with ASC 805, the Company has accounted for the acquisition of RadTran as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The purchase consideration included cash paid and common shares issued at closing, the fair value contingent consideration related to achieving initial production, see Note 17 – Fair Value, and transaction costs, which were allocated to the acquired intellectual property. The contingent consideration is classified as a liability at its estimated fair value at each reporting period with subsequent revaluations recognized as an adjustment to Intellectual property, see Note 9 - Intellectual Property, and Contingent consideration on the Consolidated Balance Sheet with a cumulative amortization adjustment. The total purchase consideration on August 16, 2024 was $4.83 million, which was determined as follows:

Cash	$1,500
Issuance of Common Shares	1,500
Fair value of contingent consideration	1,690
Direct transaction costs	139
Total purchase consideration	$4,829
4.    MARKETABLE SECURITIES
Management invests excess cash in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. Under the fair value option, these instruments are recorded on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2025 and 2024, the Company’s marketable debt securities are classified as current based on management’s intent to use the investments to manage excess cash and liquidity needs. While certain investments have stated contractual maturity dates, including marketable debt securities invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits, the Company may sell investments prior to maturity or reinvest excess cash in accordance with its cash management policy.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD$13.00 million ($8.52 million) to the Donald Project JV for the acquisition of certain land and properties (the “First Advance”). In addition, pursuant to a subsequent amendment to the JV Agreements, the Company agreed to advance (the “Second Advance”, together with the First Advance, the “Advances”) additional cash to purchase mineral separation equipment, of which AUD$2.85 million ($1.90 million) had been advanced as of December 31, 2025, with an additional AUD$6.67 million ($4.46 million at December 31, 2025 exchange rates) to be advanced subject to the satisfaction of contractual conditions.
The First Advance is secured by the underlying land and properties acquired while the Second Advance is secured by the mineral separation equipment acquired by the Donald Project JV. The Advances do not bear interest unless in the case of default. If a positive FID is made on the Donald Project, the outstanding Advances will be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances shall become due and payable subject to the terms of the JV Agreements, as amended. As the Advances are convertible into equity under specified circumstances, the Company accounts for the Advances as marketable debt securities for which it has elected the fair value option, and changes in fair value are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Marketable equity securities are measured at fair value as of each reporting date and realized and unrealized gains (losses) and interest income are recorded in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the Company’s marketable securities by investment categories:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
December 31, 2025
Current
Marketable debt securities(1)	$771,505	$—	$4,827	$776,332
Marketable equity securities	28,159	(7,385)	—	20,774
Total marketable securities	$799,664	$(7,385)	$4,827	$797,106

Non-current
Marketable debt securities	$10,416	$(175)	$—	$10,241

December 31, 2024
Current
Marketable debt securities(1)	$63,590	$—	$475	$64,065
Marketable equity securities	28,159	(11,370)	—	16,789
Total marketable securities	$91,749	$(11,370)	$475	$80,854
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.
The following table sets forth current marketable debt securities by stated maturity:

	December 31,
	2025	2024
Due within 1 year	$136,749	$64,065
Due within 1-3 years(1)	88,520	—
Due within 3-5 years(1)	222,572	—
Due more than 5 years(1)	328,491	—
Total	$776,332	$64,065
(1)    Marketable debt securities are callable by the issuer prior to the stated maturity date.
5.    RECEIVABLES
The components of trade and other receivables are as follows:

	December 31,
	2025	2024
Trade receivables	$15,993	$29,019
Tax receivables, net(1)	2,025	8,744
Total receivables, net	$18,018	$37,763
(1)    During the year ended December 31, 2025, the Company expensed $3.42 million of value-added tax receivables in Exploration, development, and processing in the Consolidated Statements of Operations and Comprehensive Loss that the Company no longer expects to collect as a result of a change in Madagascar tax law.

The Company’s outstanding trade receivables from its major customers are as follows:

	December 31,
	2025	2024
Customer 1	$7,715	$—
Customer 2	7,700	—
Customer 3	—	13,091
Customer 4	—	5,980
Customer 5	—	3,150
The Company’s outstanding trade receivables by country of customer are as follows:

	December 31,
	2025	2024
U.S.	$7,990	$71
Canada	7,715	—
Estonia	288	291
Japan	—	13,091
China	—	11,571
Spain	—	1,908
Mexico	—	1,052
South Korea	—	601
Netherlands	—	434
Total trade receivables	$15,993	$29,019
On October 27, 2021, after closing on the sale of certain conventional uranium assets to Consolidated Uranium Inc. (“CUR”). Pursuant to the asset purchase agreement with CUR, the Company accrued $0.72 million as of December 31, 2024 in Other assets related to deferred cash payments for production thresholds pursuant to the terms of the asset purchase agreement with CUR. During the year ended December 31, 2025, the Company determined that it was not probable to receive the deferred cash payment for production and expensed $0.72 million within Exploration, development and processing on the Consolidated Statement of Operations and Comprehensive Income (Loss).
6.    INVENTORIES
Inventories consisted of the following items:

	December 31,
	2025	2024
Concentrates and work-in-progress(1)	$44,190	$42,366
Inventory of ore in stockpiles	26,248	19,238
Raw materials and consumables(2)	3,054	4,900
Total inventories	$73,492	$66,504
(1)     During the years ended December 31, 2025 and 2024, the Company incurred a net realizable adjustment to its vanadium inventory of $0.14 million and $1.21 million, respectively, which is included in Exploration, development and processing within the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)     During the year ended December 31, 2025, the Company wrote-off consumables it no longer expects to use in reclamation activities for $1.31 million, which is included in Exploration, development and processing within the Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2024, the Company incurred a net realizable adjustment to its consumables of $3.06 million, which is included in Costs applicable to revenues within the Consolidated Statements of Operations and Comprehensive Income (Loss).

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	December 31,
	2025	2024
Vara Mada Project	$191,508	$153,510
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	9,338	9,338
Other	1,687	1,687
Total mineral properties	$317,398	$279,400
Less: accumulated depletion	(5,132)	(1,070)
Mineral properties, net	$312,266	$278,330

For the year ended December 31, 2025, no depreciation expense was capitalized to mineral properties on the Company's Consolidated Balance Sheet. For the year ended December 31, 2024, the Company capitalized $0.23 million of depreciation expense to mineral properties on the Consolidated Balance Sheet.
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated	December 31,
	Useful Lives	2025	2024
Land	N/A	$7,416	$1,015
Plant facilities	12 - 15 years	66,053	63,537
Mining equipment(1)	5 - 10 years	28,329	22,187
Light trucks and utility vehicles	5 years	4,635	4,081
Office furniture and equipment	4 - 7 years	1,985	1,918
Construction-in-progress	N/A	9,336	3,187
Total property, plant and equipment		$117,754	$95,925
Less: accumulated depreciation		(47,959)	(40,738)
Property, plant and equipment, net		$69,795	$55,187
(1)    The Company capitalized the costs incurred for commissioning activities related to its Phase 1 Circuit at the Mill, which was placed into service on October 1, 2024. Upon the sale of separated NdPr produced during commissioning, the Company offsets the costs capitalized during commissioning activities. During the year ended December 31, 2025, the Company offset the Phase 1 Circuit against sales of NdPr of $0.08 million, related to the sale of NdPr.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized depreciation expense of $5.07 million, $2.99 million and $2.75 million, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby on the Consolidated Statements of Operations and Comprehensive Loss.
For the years ended December 31, 2025, 2024 and 2023, the Company capitalized $2.16 million, $1.65 million and $0.10 million of depreciation expense to inventory related to the Mill on the Consolidated Balance Sheets, respectively.

8.    INVESTMENTS
Investments in Unconsolidated Affiliates
As of December 31, 2025 and 2024, the Company owned a 9.48% and 4.49% equity interest in the Donald Project JV to develop the Donald Project with Astron, respectively. See Note 3 – Transactions for more information.
As of December 31, 2025 and 2024, the Company owned a 27.7% and 19.9% interest in Tate Transition Metals Limited (“Tate”), respectively. On April 1, 2025, the Company invested an additional AUD$1.75 million ($1.11 million) in Tate, which increased its ownership from 19.9% to 27.7%. As a result, the Company exercises significant influence, but not control, over Tate and beginning April 1, 2025, accounts for its investment in Tate using the equity method of accounting.
The Company uses the equity method of accounting to account for its investments in the Donald Project JV and Tate because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions.
Investments without a Readily Determinable Fair Value
The Company’s investments without a readily determinable fair value include its investments in Westland Mineral Sands Co Limited (“Westland”) and Tate from initial investment until April 1, 2025. The Company does not have significant influence over these investments.
Summary of Investments
The following table sets forth a reconciliation of the Company’s investments:

	Donald			Total
	Project JV	Tate	Westland	Investments
Balance as of December 31, 2023	—	$1,356	$—	$1,356
Contributions	12,897	114	1,500	14,511
Loss in unconsolidated affiliates	(175)	—	—	(175)
Other comprehensive income	198	—	—	198
Balance as of December 31, 2024	$12,920	$1,470	$1,500	$15,890
Contributions	13,779	1,109	—	14,888
Loss in unconsolidated affiliates	(1,062)	(259)	—	(1,321)
Other comprehensive income (loss)	(456)	24	—	(432)
Exploration project abandonment charge(1)	—	—	(1,500)	(1,500)
Balance as of December 31, 2025	$25,181	$2,344	$—	$27,525
(1)    Management has determined that it will not further pursue its investment in Westland and expensed its investment through Exploration, development and processing on the Consolidated Statement of Comprehensive Income (Loss).
9.    INTELLECTUAL PROPERTY
As of December 31, 2025, the Company’s identifiable intangible assets consist entirely of intellectual property acquired in connection with the RadTran transaction completed in 2024. All intellectual property is subject to amortization and are amortized on a straight-line basis over a weighted average life of 12.2 years, which reflects the remaining economic life of its intellectual property.

The following is a summary of intellectual property, net:

Balance as of August 16, 2024	$4,829
Revision in estimate of fair value of contingent consideration	74
Amortization of intellectual property	(136)
Balance as of December 31, 2024	$4,767
Revision in estimate of fair value of contingent consideration	(40)
Amortization of intellectual property	(360)
Balance as of December 31, 2025	$4,367

Future amortization expense as of December 31, 2025 is as follows:

Year ending December 31, 2026	$360
Year ending December 31, 2027	360
Year ending December 31, 2028	360
Year ending December 31, 2029	360
Year ending December 31, 2030	360
Thereafter	2,567
Total	$4,367
10.    CONVERTIBLE SENIOR NOTES
2025 Convertible Senior Notes
On September 30, 2025, the Company entered into a purchase agreement with the initial purchasers (the “Purchasers”), relating to the issuance and sale of $600.00 million aggregate principal amount of 0.75% Convertible Senior Notes due 2031 (the “Notes”). The Purchasers exercised their option to purchase an additional $100.00 million aggregate principal amount of Notes in full on October 1, 2025, resulting in a total issuance of $700.00 million aggregate principal amount of Notes. The offering closed on October 3, 2025.
Net proceeds from the offering were approximately $674.67 million after deducting purchasers’ discounts, commissions, and estimated offering expenses. The Company used $53.55 million of these proceeds to enter into the privately negotiated capped call transactions (“Capped Calls”), with the remainder intended to support development activities at the Mill and the Donald Project, along with general corporate and working capital needs.
The Notes were issued pursuant to an Indenture dated October 3, 2025. The Notes are unsecured and bear interest at 0.75% per year, payable semiannually on May 1 and November 1, beginning May 1, 2026. The Notes mature on November 1, 2031, unless earlier converted, redeemed, or repurchased.
Prior to August 1, 2031, holders may convert the Notes only upon the occurrence of specified events; thereafter, the Notes are convertible at any time until the second scheduled trading day before maturity. The initial conversion rate is 49.1672 shares per $1,000 principal amount (conversion price of approximately $20.34 per Common Share), subject to customary anti-dilution adjustments. The Company may settle conversions in cash, shares, or a combination of cash and shares.
The Company may not redeem the Notes prior to November 6, 2028, except as provided in the Indenture. On or after that date, the Company may redeem the Notes if its common share price is at least 130% of the conversion price for a specified period. Upon a fundamental change, holders may require the Company to repurchase their Notes at 100% of principal, plus accrued interest.
The Notes are accounted for as a single liability measured at amortized cost, with issuance costs amortized over the contractual term.

The net carrying value of the liability component and unamortized debt issuance costs of the Notes was as follows:

December 31, 2025
2025 convertible senior notes - principal	$700,000
Less: unamortized debt issuance costs	(24,312)
Convertible senior notes, net	675,688
The following table sets forth the interest expense recognized related to debt instrument for the year ended December 31, 2025:

Contractual interest expense	$1,313
Amortization of debt issuance costs	1,016
Total interest expense	$2,329
The effective interest rate of the Notes was 1.38%, which includes the amortization of debt issuance costs.
Capped Calls
In connection with the pricing of the Notes on September 30, 2025 and the Purchasers’ full exercise of the option to purchase additional Notes on October 1, 2025, the Company entered into Capped Calls with the option counterparties. The Capped Calls entered into by the Company with the option counterparties are intended to reduce potential dilution to the common shares upon conversion of the Notes and/or offset potential cash payments the Company may be required to make in excess of the principal amount of the Notes, with such reduction or offset subject to a cap.
The Capped Calls are subject to customary anti-dilution adjustments substantially similar to those applicable to the Notes. The capped calls are separate transactions, entered into by the Company with the option counterparties and do not form part of the terms of the Notes.
The following table sets forth key terms and costs incurred for the Capped Calls related to the Notes:

Initial strike price per common share, subject to certain adjustments	$20.34
Initial cap price per common share, subject to certain adjustments	$30.70
Capped Call costs	$53,550
Common shares covered, subject to anti-dilution adjustments	34,417
11.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s AROs:

	December 31,
	2025	2024
Asset retirement obligations, beginning of period	$44,117	$10,922
Revision of estimate	—	165
Accretion of liabilities	3,222	2,068
Additions(1)	—	34,168
Settlements(2)	(25,144)	(3,206)
Asset retirement obligations, end of period	$22,195	$44,117
(1)    ARO assumed from Base Resources upon acquisition. See Note 3 – Transactions for more information.
(2)     Cash payments to settle AROs for reclamation activities completed at the Kwale Project.

The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities. The above provision represents the Company’s estimate of the present value of future reclamation costs, discounted using credit adjusted risk-free interest rates ranging from 11.62% to

13.76% and inflation rates ranging from 2.25% to 4.10% for each of the years ended December 31, 2025 and 2024. The total undiscounted decommissioning liability as of December 31, 2025 and 2024 is $50.49 million and $74.27 million, respectively.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah and Wyoming, and the U.S. Bureau of Land Management and U.S. Forest Service and applicable national regulatory agency in Kenya for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property or the Mill, sold a mineral property or the Mill to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 16 – Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

	December 31,
	2025	2024
Restricted cash, beginning of the period	$20,002	$17,579
Additional collateral posted	2,466	1,896
Restricted cash acquired(1)	—	527
Restricted cash, end of period	$22,468	$20,002
(1)    Restricted cash acquired from Base Resources upon acquisition. See Note 3 – Transactions for more information.
12.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
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
The following is a reconciliation of weighted average common shares outstanding (in thousands):

	Years Ended December 31,
	2025	2024	2023
Issued shares at beginning of period	198,667	162,659	157,683
Effect of shares issued for:
Stock options exercised	147	48	106
Settlement of vesting of restricted stock units	376	236	290
Settlement of exercises of stock appreciation rights	1	85	120
Consulting services	4	—	42
ATM program	25,529	692	866
Acquisition of intangible assets	—	121	—
Joint venture interests	—	186	—
Acquisition of Base Resources	—	7,937	—
Weighted average common shares outstanding	224,724	171,964	159,107

The calculation of basic and diluted income (loss) per share after adjustment for the effects of all potential dilutive common shares, calculated as follows:

	Years Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Energy Fuels Inc.	$(85,634)	$(47,765)	$99,862

Basic weighted average common shares outstanding	224,724	171,964	159,107
Dilutive impact of stock options and restricted stock units	—	—	1,047
Diluted weighted average common shares outstanding	224,724	171,964	160,154

Basic net income (loss) per common share	$(0.38)	$(0.28)	$0.63
Diluted net income (loss) per common share	$(0.38)	$(0.28)	$0.62
For the years ended December 31, 2025, 2024 and 2023, a weighted average of 4.19 million, 1.96 million and 0.11 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. In addition, the Company excluded SARs of 1.00 million, 1.02 million, and 1.85 million for the years ended December 31, 2025, 2024 and 2023, respectively as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the years ended December 31, 2025 and 2024, a weighted average of 0.07 million and 0.19 million respectively, Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive. Additionally, for the year ended December 31, 2025, 34.42 million Common Shares have been excluded that would be issuable upon conversion of the Notes. See Note 3 – Transactions for more information.
13.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and April 21, 2025 and ratified by the Company’s shareholders at its Annual and Special Meeting of Shareholders on June 11, 2025) (the “Compensation Plan”), for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar award is based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of December 31, 2025, the total Common Shares authorized for future equity incentive plan awards was 10,878,682 Common Shares under the Total Share Authorization and 9,968,893 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Years Ended December 31,
	2025	2024	2023
RSUs(1)	$9,741	$3,450	$2,595
SARs	7	295	1,583
Stock options	3,793	1,669	447
Total share-based compensation expense(2)	$13,541	$5,414	$4,625
(1)The fair value of the RSUs granted under the Compensation Plan was determined as the higher of the Company’s closing share price on the NYSE American on the last trading day before the date of grant and the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company capitalized $0.95 million of share-based compensation expense to Mineral properties in the Consolidated Balance Sheets during the year ended December 31, 2025. No share-based compensation expense was capitalized for the years ended December 31, 2023 or 2024.

As of December 31, 2025, there were $3.93 million and $1.64 million of unrecognized compensation costs related to the unvested RSU awards and stock options, respectively, which is expected to be recognized over a weighted average period of 2.03 years and 1.08 years, respectively. There is no unrecognized expense remaining related to the SARs as of December 31, 2025.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	747,425	$4.77
Granted	450,232	7.36
Vested	(448,883)	4.24
Forfeited	(106,935)	7.03
Unvested, December 31, 2023	641,839	$6.57
Granted	879,699	6.50
Vested	(373,067)	6.20
Forfeited	(5,325)	5.59
Unvested, December 31, 2024	1,143,146	$6.65
Granted	1,645,261	6.01
Vested	(851,718)	6.42
Forfeited	(75,351)	5.57
Unvested, December 31, 2025	1,861,338	$6.22

The fair value of RSUs that vested and were settled for equity was $9.54 million, $2.72 million and $3.00 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	2,452,768	$4.07
Granted	308,333	7.36
Exercised	(842,107)	2.92
Forfeited	(79,466)	7.30
Outstanding, December 31, 2023	1,839,528	$5.01
Granted	—	—
Exercised	(250,036)	2.92
Forfeited	(3,152)	7.36
Expired	(569,595)	2.94
Outstanding, December 31, 2024	1,016,745	$6.67
Granted	—	—
Exercised	(13,495)	6.68
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2025	1,003,250	$6.67	1.30	$7,893
Exercisable, December 31, 2025	1,003,250	$6.67	1.30	$7,893

The fair value for exercised SARs was $0.11 million, $1.24 million and $3.55 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A summary of the Company’s unvested SARs activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	1,360,625	$2.81
Granted	308,333	3.45
Vested	—	—
Forfeited	(79,466)	3.58
Unvested, December 31, 2023	1,589,492	$2.89
Granted	—	—
Vested	—	—
Expired	(569,595)	1.22
Forfeited	(3,152)	3.45
Unvested, December 31, 2024	1,016,745	$3.83
Granted	—	—
Vested	(1,016,745)	3.83
Expired	—	—
Forfeited	—	—
Unvested, December 31, 2025	—	$—

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
Performance-Based Stock Options
The Company grants stock options to its executives and certain other high-level employees intended to incentivize them to achieve the Company’s strategic long-term goals over the specified terms of the grants, based on significant common share price growth objectives, and to reward them for achieving those growth objectives. The grants entitle the recipients to purchase one Common Share of the Company at an exercise price being a 10% premium to the higher of (i) the VWAP of the Common Shares of the Company on the NYSE American for the five trading days ending on the last trading day prior to the date of the meeting when granted, and (ii) the closing price of the common shares of the Company on the NYSE American on the last trading day prior to the date of such meeting (the “Performance-Based Options”). The Performance-Based Options vest as to 50% one year following the grant date and as to the remaining 50% two years following the grant date. The term of the Performance-Based Options is five years.
The fair value of all stock options, including Performance-Based Options, granted under the Compensation Plan for the years are measured at fair value on grant date using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.6%	4.0%
Expected life	3.1 years	3.1 years	3.2 years
Expected volatility(1)	63.3%	68.2%	74.0%
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$2.35	$3.33	$3.80
(1)     Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of all of the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2022	$1.70 - $8.41	767,678	$3.24
Granted	5.34 - 8.60	153,299	7.20
Exercised	1.70 - 6.47	(348,538)	2.83
Forfeited	3.89 - 7.36	(32,250)	6.74
Expired	1.76 - 6.47	(16,720)	3.75
Unvested, December 31, 2022	$1.76 - $8.60	523,469	$4.48
Granted	5.09 - 8.23	772,189	7.45
Exercised	1.76 - 6.47	(122,236)	2.92
Forfeited	6.12 - 8.23	(32,637)	7.25
Expired	2.92 - 7.36	(7,813)	6.76
Outstanding, December 31, 2024	$1.76 - $8.60	1,132,972	$6.58
Granted	4.57 - 24.00	2,032,999	6.07
Exercised	1.76 - 8.41	(355,823)	5.31
Forfeited	5.43 - 7.48	(129,790)	5.85
Expired	1.76 - 7.48	(39,515)	3.14
Outstanding, December 31, 2025	$3.89 - $24.00	2,640,843	$6.45	3.32	$21,411
Exercisable, December 31, 2025	$3.89 - $8.60	391,454	$7.26	2.72	$2,851
The fair value of options exercised was $2.88 million, $0.49 million and $1.53 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2022	140,586	$4.12
Granted	153,299	3.71
Vested	(92,453)	3.57
Forfeited	(32,250)	3.78
Unvested, December 31, 2023	169,182	$4.11
Granted	772,189	3.33
Vested	(109,931)	4.29
Forfeited	(32,637)	3.61
Unvested, December 31, 2024	798,803	$3.35
Granted	2,032,999	2.35
Vested	(453,999)	3.33
Expired	—	—
Forfeited	(129,790)	2.47
Unvested, December 31, 2025	2,248,013	$2.50

14.    INCOME TAXES
Income before taxes includes the following components:

	Years Ended December 31,
	2025	2024	2023
Canada	$(8,273)	$(24,213)	$(5,229)
Foreign	(78,817)	(24,000)	105,261
Total	$(87,090)	$(48,213)	$100,032
A reconciliation of income tax benefit (expense) to the amount computed by applying the 15% Canadian federal income tax rate after the adoption of ASU 2023-09 is presented below. The Canadian federal income tax rate is utilized as the Company's income tax filing entity is a Canadian corporation that is domiciled in Canada.

	2025
	Amount	Percent
Worldwide book loss before income tax	$(87,090)	*

Canada federal statutory income tax rate	$(13,063)	15%

Domestic federal
Nontaxable or nondeductible items	$(186)	0.21%
Cross-border taxes	626	(0.72)%
Changes in valuation allowances	464	(0.53)%
Other reconciling items	337	(0.39)%

Domestic state and local income taxes, net of federal effect	—	—%

Foreign tax effects
U.S.
Nondeductible expenses	$1,094	(1.26)%
Changes in valuation allowances	11,633	(13.36)%
Statutory income tax rate differential	(5,523)	6.34%
Kenya
Nondeductible expenses	233	(0.27)%
Changes in valuation allowances	2,643	(3.03)%
Statutory income tax rate differential	(1,418)	1.63%
Other	(1,125)	1.29%
Australia
Nondeductible expenses	202	—%
Share-based compensation	1,109	(1.27)%
Changes in valuation allowances	3,690	(4.24)%
Statutory income tax rate differential	(2,501)	2.87%
Madagascar
Changes in valuation allowances	730	(0.84)%
Statutory income tax rate differential	(183)	—%
Other Foreign Jurisdictions

Nondeductible expenses	246	(0.28)%
Changes in valuation allowances	182	(0.21)%
Statutory income tax rate differential	(169)	0.19%

Worldwide changes in prior year unrecognized tax benefits	—	—%

Total	$979	1.12%
* Not applicable.
The Company paid $0.10 million of income taxes in 2025, all of which was attributable to Brazil.
The Company adopted ASU 2023-09 prospectively with its 2025 annual reporting. See Note 2 – Summary of Significant Accounting Policies. As such, the reconciliation of income tax expense (benefit) and the product of income (loss) before income taxes and the combined Canadian federal and provincial income tax rate of 26.5% is as follows:

	Years Ended December 31,
	2024	2023
Income (loss) before income taxes	$(48,213)	$100,032
Combined federal and provincial rate	26.50%	26.50%
Expected income tax (benefit)	(12,776)	26,508
Share-based compensation	225	(893)
Transaction costs	2,849	—
Other non-deductible/non-taxable items	2,553	2,015
Foreign tax rate differences	(418)	—
Unrecognized deferred tax assets	7,195	(27,354)
Income tax benefit (expense)	$(372)	$276
The components of the net deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2025	2024
Operating loss carry forwards	$136,227	$117,493
Mineral properties and deferred costs, United States	16,312	13,990
Property, plant and equipment	1,912	8,907
Accruals & reserves	7,169	6,923
Debt issuance costs, R&D and other	2,793	4,722
Mineral properties and deferred costs, Other	3,144	2,808
Asset retirement obligations	1,416	1,909
Mineral properties and deferred costs, Canada	1,773	1,724
Mineral properties and deferred costs, Madagascar	1,263	1,263
Capital loss carry forwards	861	837
Inventories	1,965	832
Short-term investments	209	209
Total deferred tax assets	175,044	161,617
Less: valuation allowance	(175,044)	(161,617)
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, the Company recorded a full valuation allowance against the net deferred tax assets for the above related items in the financial statements as management did not consider it more likely than not that the Company will be able to realize the deferred tax assets in the future.
The following table summarizes the changes to the valuation allowance:

For the Years Ended	Balance			Balance
December 31,	Beginning of Period	Additions(1)	Deductions(2)	End of Period
2025	$161,617	22,844	(9,417)	$175,044
2024	$119,755	45,743	(3,881)	$161,617
(1)The additions to the valuation allowance during the year ended December 31, 2025 result from the generation of additional tax losses as well as increases to tax assets such as mineral property and inventory. The additions to the valuation allowance during the year ended December 31, 2024 result from the generation of additional tax losses and deferred tax assets acquired from Base Resources.
(2)The reductions to the valuation allowance during the year ended December 31, 2025 result from the decrease to tax assets such as debt issuance costs, property, plant and equipment and asset retirement obligations. For the year ended December 31, 2024, the reductions to the valuation allowance result from the decrease to tax assets such as ARO and mineral properties in the U.S.
The following table summarizes the Company’s capital losses and net operating losses as of December 31, 2025 that can be applied against future taxable income:

Country	Type	Amount	Expiry Date
Canada	Non-capital losses	$61,025	2027 - 2039
Canada	Allowable capital losses	3,248	None
Canada	Investment tax credits	1,572	2026-2032
United States	Pre-2018 net operating losses	194,434	2026-2036
United States	Post-2017 net operating losses	157,712	None
Australia	Net operating losses	75,685	No expiration
Madagascar	Net operating losses	5,048	2026-2029
Kenya	Net operating losses	9,647	No expiration
Other Jurisdictions	Net operating losses	852	Various
Total		$509,223
Under Section 382 of the Internal Revenue Code of 1986, a corporation that undergoes an ownership change is subject to limitations on its use of pre-change tax attributes and carryforwards to offset future taxable income. The Company had an ownership change in 2015 and is subject to an annual limitation for the use of loss carryforwards generated prior to 2015.
In addition, as a result of the Tax Cuts and Jobs Act, U.S. net operating loss carryforwards generated after December 31, 2017 are limited to usage at 80% of taxable income and will be permitted to be carried forward indefinitely.
Utilization of the Canadian loss carry forwards will be subject to the Acquisition of Control Rules in any year as a result of previous changes in ownership.
The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company’s net operating losses from all years may be subject to adjustment for three or four years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
The Company’s policy is to include interest and penalties related to uncertain tax positions in the income tax expense line on the financial statements. As of December 31, 2025, the Company does not have any uncertain tax positions.
For the year ended December 31, 2025, the Company recorded income tax benefit of $0.98 million on loss before tax of $87.09 million. For the year ended December 31, 2024, the Company recorded income tax benefit of $0.37 million on loss before tax of $48.21 million. For the year ended December 31, 2023, the Company recorded income tax expense of $0.28 million on income before tax of $100.03 million. The effective tax rate was 1.12%, 0.77% and 0.28% for the years ended December 31, 2025, 2024 and 2023 respectively.

15.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Years Ended December 31,
	2025	2024	2023
Realized loss on investments	$—	$—	$(10,491)
Unrealized gain on investments	—	—	15,472
Interest income, net and other	2,007	5,859	5,697
Realized gain on maturities of marketable securities	1,663	2,310	1,141
Unrealized gain (loss) on marketable securities	8,155	(8,989)	(530)
Realized gain on convertible note	—	—	1,430
Foreign exchange gain (loss)	(1,739)	223	423
Other income (loss)	$10,086	$(597)	$13,142
The components of accounts payable and accrued liabilities are as follows:

	December 31,
	2025	2024
Accounts payable	$5,290	$7,508
Accrued operating expenses	7,005	6,507
Accrued payroll liabilities	7,802	6,558
Accrued capital expenditures	3,467	—
Accrued taxes	109	1,673
Accrued interest	1,312	—
Mine closure redundancy	—	9,169
Deferred revenue	—	813
Total accounts payable and accrued liabilities	$24,985	$32,228
The components of other current liabilities are as follows:

	December 31,
	2025	2024
Contractual liabilities	$3,000	$—
Other	737	693
Total other current liabilities	$3,737	$693
16.    COMMITMENTS AND CONTINGENCIES
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
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the Mill License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and the Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. In February 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The parties have not to date come to agreement on resolution of these matters. Regardless, the Company does not consider the Mill Plaintiffs’ challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect our financial position, results of operations or cash flows.
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
Kwale Project
Stevedoring Dispute with the Kenya Ports Authority
To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), the Company, through its subsidiary Base Titanium, requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized as KPA has refused to grant the license unless that license includes an obligation on the Company to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. KPA sought to levy such charges shortly prior to the maiden shipment from the Jetty Facility in 2014, which was ultimately paid by the Company under protest to ensure the vessel was permitted to sail.
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
Base Titanium sought resolution of the dispute through arbitration commenced in Kenya in February 2017, brought under the Kenya Ports Authority Act. The KPA challenged the jurisdiction of the arbitrator to hear the dispute and, in late 2019, the arbitrator ruled in favor of arbitration having jurisdiction. In March 2022, the High Court of Kenya upheld the arbitrator’s jurisdictional ruling. The KPA appealed this ruling to the Court of Appeal of Kenya, but this appeal has not progressed. Separately, in February 2021, the High Court of Kenya ruled that the arbitrator should be removed and directed the parties to seek appointment of a new arbitrator. KPA separately appealed the 2017 Ruling and, in April 2023, the Court of Appeal of Kenya dismissed KPA’s appeal, paving the way for the Company to seek appointment of a new arbitrator. The Company has held off on seeking the appointment of a new arbitrator to allow for a potential amicable resolution of the matter. This matter remains unresolved, and the Company anticipates that it may need to recommence formal dispute resolution proceedings through arbitration.
As of the time of writing, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid, and approximately $3.2 million held in the escrow account).
Mivumoni B Village
On March 18, 2021, a local landholder, Michael Kiswili (on his own behalf and on behalf of 65 others (collectively, the “Petitioners”)) filed a petition against Base Titanium in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by Base Titanium’s operations.The Company denies that it has committed the alleged violations or breaches and is of the view that no substantive evidence has been adduced supporting the claims. Among other things, the Kwale Project has a valid and subsisting Environmental Impact Assessment License issued by the National Environmental Management Authority and the Company conducts its operations in compliance with that license and the Environmental and Social Management Plan.
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court at first instance, on the basis that the proper procedure for raising grievances in relation to mining operations specified in the Mining Act had not been followed. This requires grievances with respect to mining operations to be first raised with the Cabinet Secretary for Mining, Blue Economy and Maritime Affairs. The Court dismissed the application by way of ruling dated February 10, 2022. This decision was upheld by the Court of Appeal of Kenya by way of ruling dated July 18, 2025. The Company is now pursuing an appeal to the Supreme Court of Kenya. The parties have since filed their respectice submissions and a hearing date of March 12, 2026 has been set.
The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mchingirini Residents
On July 18, 2023, former local landholders filed a petition with the Environment and Land Court alleging they were the registered and beneficial owners of suit properties in the Mchingirini area, which formed part of Kwale Project SML 23, that their prior relocation and resettlement in 2015/2016 was unlawful and that the compensation paid was inadequate on the basis of an alleged understanding that there were no minerals on the suit properties. The former local landholders have sought a declaration to this effect and that the Company pay an additional KSH 360,000 per acre (representing the difference between the compensation paid by Base Titanium to the local landholders and the compensation paid to other local landholders for resettlements undertaken in 2021) and interest on this amount at 20% per annum.
The Company denies any liability to the plaintiffs. In 2015 and 2016, following negotiations between the parties, agreements were reached with the plaintiffs setting out the term for their relocation. Pursuant to the said agreements, the plaintiffs agreed to relocate elsewhere, and Base Titanium agreed to, and thereafter did, pay compensation to the plaintiffs. The plaintiffs also surrendered their title deeds for the suit properties to the Company and transfer instruments were executed.
Base Titanium raised a preliminary objection challenging jurisdiction on the basis that the proper procedure for raising claims for compensation grievances specified in the Mining Act had not been followed. This objection was dismissed by the Environment and Land Court by way of ruling on April 12, 2024. The Company is now pursuing an appeal in the Court of Appeal of Kenya. Appeal dates are yet to be set. The original proceedings have been stayed, pending the Company’s appeal.
While the Company is willing to consider settlement discussions in the interest of concluding this matter in a timely manner, the Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.

Vara Mada Project
The Company acquired control over the Vara Mada Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension and on December 5, 2024, the Company entered into the Madagascar MOU setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the Madagascar MOU, the Company has been in the process of re-commencing development efforts and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID, which the Company expects could be made as early as 2026 if fiscal and stability arrangements are finalized.
Since acquiring the Project, the Company has been in discussions with the Government of Madagascar to establish the necessary legal regime to support development of the Project, which will be required before a positive FID can be made. These discussions have been focused on, among other things, mechanisms for achieving legal and fiscal stability, select tax and custom benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The Company has also been seeking clarification of existing procedures for adding monazite to the Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon. Recent discussions with the Government have focused on addressing these issues through an investment agreement to be approved by Parliament or through revisions to existing Malagasy law applicable to large-scale mining investments.
On October 17, 2025, a new President of Madagascar was sworn in by the Country’s High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country's prior President. On October 20, 2025, a new Prime Minister was appointed, and on October 28, 2025, a new cabinet was announced. At this time, it is too early to determine whether and to what extent recent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold.
There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof, or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any FID in relation to the Vara Mada Project or prevent or otherwise have a significant effect on the development of the Vara Mada Project or ability to recover monazite from the Vara Mada Project.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and renewal costs are expected to total $2.76 million for the year ended December 31, 2026.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of December 31, 2025, the Company has $22.47 million posted as collateral against an undiscounted AROs of $50.49 million. As of December 31, 2024, the Company had $20.00 million posted as collateral against undiscounted AROs of $74.27 million.
17.    FAIR VALUE
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
The Company’s financial instruments as of December 31, 2025 and 2024, include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advance to the Donald Project JV is accounted for as a marketable debt security and is valued using the discounted cash flow approach. The discounted cash flow approach is an income-based valuation approach used to estimate the instrument’s fair value using a range of indicated discount rates between 4.96% to 5.47% for the initial valuation on June 30, 2025, depending on the estimated timing a positive FID or no positive FID. As of December 31, 2025, the range of indicated discount rates was 5.52% to 6.00%, depending on the estimated timing of a positive FID or no positive FID. The indicated discount rate range is based on significant inputs not observable in the market, and this represents a Level 3 measurement within the fair value hierarchy.
The Company used the discounted cash flow approach, which is an income-based valuation approach, to estimate the fair value of its contingent consideration payment to RadTran using an indicated discount rate of 10.20% as of the acquisition date on August 16, 2024, 7.70% as of December 31, 2024, and 5.80% as of December 31, 2025. The indicated discount rate is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets
Marketable debt securities	$—	$776,332	$10,241	$786,573
Marketable equity securities	20,693	81	—	20,774
Total assets	$20,693	$776,413	$10,241	$807,347

Liabilities
Contingent consideration	$—	$—	$1,723	$1,723

December 31, 2024
Assets
Marketable debt securities	$—	$64,065	$—	$64,065
Marketable equity securities	16,718	71	—	16,789
Total assets	$16,718	$64,136	$—	$80,854

Liabilities
Contingent consideration	$—	$—	$1,764	$1,764

Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Balance as of August 16, 2024	$1,690
Revision of estimate	74
Balance as of December 31, 2024	1,764
Revision of estimate	(41)
Balance as of December 31, 2025	$1,723

The following table is a reconciliation of the beginning and ending balance recorded for the Advance to the Donald Project that is classified as Level 3 in the fair value hierarchy:

Initial contribution on June 30, 2025	$7,993
Additions	1,901
Changes in estimated fair value	347
Balance as of December 31, 2025	$10,241
The following table presents the fair value and carrying value recorded for the Company's Notes:

	December 31, 2025
	Fair Value(1)	Carrying Value(2)
Notes	$721,000	$675,688
(1)    Fair values are based on Level 2 market data inputs.
(2)    Carrying values are presented net of unamortized debt issuance costs.
18.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, REE, HMS and RE Carbonate sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of December 31, 2025 and 2024, the Company’s receivables from its contracts with customers was $15.99 million and $29.02 million, respectively. As of December 31, 2025, the Company’s contract liabilities from its contracts with customers was $3.00 million, which will be recognized as revenue upon transfer of control. The Company had no contract liabilities as of December 31, 2024. The Company’s contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities.
Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Years Ended December 31,
	2025	2024	2023	Reportable Segment
Uranium concentrates	$48,234	$37,904	$33,278	Uranium
Vanadium concentrates	—	—	871	Uranium
Heavy mineral sands	15,821	39,874	—	Heavy mineral sands
RE Carbonate	—	—	2,848	Rare Earth Elements
Alternate Feed Materials, processing and other	1,867	336	931	Uranium
Total revenues	$65,922	$78,114	$37,928

Major Customers
Sales to major customers (purchases in excess of 10% of total sales) are summarized as follows:

	Years Ended December 31,
	2025	2024	2023	Reportable Segment
Customer 1	$17,158	$15,026	$10,472	Uranium
Customer 2	15,365	—	—	Uranium
Customer 3	7,700	—	—	Uranium
Customer 4	—	10,896	—	Heavy Mineral Sands
Customer 5	—	8,590	—	Uranium
Customer 6	—	—	18,470	Uranium
Customer 7	—	—	4,335	Uranium
Customer 8	—	—	2,848	Rare Earth Elements
Customer 9	—	—	866	Uranium
Major Countries
The Company’s revenues by country of customer are as follows:

	Years Ended December 31,
	2025	2024	2023	Reportable Segment
U.S.	$33,428	$24,333	$34,514	Uranium
	5,504	270	—	Heavy Mineral Sands
Canada	15,365	42	566	Uranium
Saudi Arabia	3,457	—	—	Heavy Mineral Sands
China	3,061	17,303	—	Heavy Mineral Sands
Japan	2,751	12,409	—	Heavy Mineral Sands
	1,308	—	—	Uranium
Netherlands	—	6,481	—	Heavy Mineral Sands
	—	5,275	—	Uranium
Estonia	—	—	2,848	Rare Earth Elements
Germany	—	8,590	—	Uranium
Spain	—	1,245	—	Heavy Mineral Sands
South Korea	505	1,169	—	Heavy Mineral Sands
Mexico	—	806	—	Heavy Mineral Sands
Kenya	—	191	—	Heavy Mineral Sands
Austria	348	—	—	Heavy Mineral Sands
United Arab Emirates	195	—	—	Heavy Mineral Sands
Total revenues	$65,922	$78,114	$37,928

Remaining Performance Obligations
Minimum future revenues to be received by the Company under long-term non-cancellable contracts with customers as of December 31, 2025 are as follows:

Year ending December 31, 2026	$39,040
Year ending December 31, 2027	48,385
Year ending December 31, 2028	40,465
Year ending December 31, 2029	24,710
Year ending December 31, 2030	24,710
Thereafter	11,820
Total	$189,130
19.    RELATED PARTY TRANSACTIONS
As part of the Company’s acquisition of RadTran, Saleem Drera, PhD, former President and Chief Executive Officer and 83% owner of RadTran, joined Energy Fuels as its Vice President of Radioisotopes, Radiological Systems and Intellectual Property. In this role, Dr. Drera leads Energy Fuels’ efforts to integrate RadTran’s proprietary technology, which includes a number of patents, pending patents, trade secrets and know-how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones. As of December 31, 2025, the Company accrued contingent consideration of $1.72 million of which 83% is payable to Dr. Drera.
20.    REPORTABLE SEGMENTS
The Company’s operations are located in the U.S., Brazil, Kenya, Madagascar and Australia and are organized into three reportable segments: (i) uranium, (ii) REEs and (iii) HMS. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgments about the Company as a whole. The CODM is the Company’s Chief Executive Officer and its President. The CODM evaluates the performance of the Company’s reportable segments based on operating income (loss). Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements.
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and ISR uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors generating carbon emission-free energy. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill as market conditions warrant. The Company is also exploring opportunities to separate Ra-226 and Ra-228 as other products from uranium process streams from its existing mines.
Rare Earth Elements
The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years. The Company produced a mixed RE Carbonate from monazite at the Mill from 2021 to 2023. During the third quarter of 2024, the Company completed the construction and commissioning of its Phase 1 Circuit at the Mill.

Heavy Mineral Sands
The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project, Bahia Project, Vara Mada Project and the Company’s equity method investments in the Donald Project JV and Tate. The Company has recovered ilmenite, rutile and zircon from its Kwale Project, which is now mined out and undergoing reclamation. The Company is engaged in exploration, permitting and/or development of its Bahia Project, Vara Mada Project and its interests in the Donald Project JV and Tate for the recovery of ilmenite, rutile, zircon and monazite in the future.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Year Ended December 31, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$50,101	$—	$15,821	$65,922
Operating costs and expenses:
Costs applicable to revenues	33,090	—	19,079	52,169
Exploration, development and processing (excluding share-based compensation)(1)	25,522	2,758	9,764	38,044
Standby(1)	7,965	—	—	7,965
Accretion of asset retirement obligations	1,443	—	1,779	3,222
Selling, general and administrative (excluding share-based compensation)	12,787	13,570	26,726	53,083
Share-based compensation	3,289	3,099	6,206	12,594
Total operating costs and expenses	84,096	19,427	63,554	167,077
Operating loss	$(33,995)	$(19,427)	$(47,733)	$(101,155)
(1)    Includes depreciation, depletion and amortization expense of $2.84 million, $2.38 million and $0.21 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the Consolidated Statement of Operations and Comprehensive Income (Loss).

	Year Ended December 31, 2024
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$38,240	$—	$39,874	$—	$78,114
Operating costs and expenses:
Costs applicable to revenues	16,580	—	39,338	—	55,918
Exploration, development and processing(2)	7,232	4,319	2,628	—	14,179
Standby(2)	6,520	—	—	—	6,520
Accretion of asset retirement obligations	1,253	—	815	—	2,068
Selling, general and administrative (excluding share-based compensation)	12,733	7,459	10,995	—	31,187
Share-based compensation	2,660	1,558	1,196	—	5,414
Transactions and integration related costs	—	—	—	10,343	10,343
Total operating costs and expenses	46,978	13,336	54,972	10,343	125,629
Operating loss	$(8,738)	$(13,336)	$(15,098)	$(10,343)	$(47,515)
(1) Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $1.07 million, $0.21 million and $1.85 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the Consolidated Statement of Operations and Comprehensive Income (Loss).

	Year Ended December 31, 2023
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$35,080	$2,848	$—	$37,928
Operating costs and expenses:
Costs applicable to revenues	15,869	2,312	—	18,181
Exploration, development and processing(1)	5,584	9,364	583	15,531
Standby(1)	7,476	—	—	7,476
Accretion of asset retirement obligations	1,192	—	—	1,192
Selling, general and administrative (excluding share-based compensation)	12,899	7,801	2,590	23,290
Share-based compensation	2,562	1,549	514	4,625
Total operating costs and expenses	45,582	21,026	3,687	70,295
Operating loss	$(10,502)	$(18,178)	$(3,687)	$(32,367)
(1)    Includes depreciation, depletion and amortization expense of $1.95 million, $0.22 million and $0.58 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in the Exploration, development and processing and Standby expense on the Consolidated Statement of Operations and Comprehensive Income (Loss).
21.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 0.45 million Common Shares under the ATM for net proceeds of $7.01 million, after share issuance costs, through various transactions on January 2, 2026.
Issuance of RSUs and Stock Options
On January 27, 2026, the Company granted $7.89 million of RSUs at a grant price of $23.70 per share, $1.34 million of non-incentive stock options with an exercise price of $23.70 per share, and $3.62 million of non-incentive stock options at a 10% premium with an exercise price of $26.07 per share to its employees and directors. The stock options carry a five-year life and vest as follows: 50% on January 27, 2027; and 50% on January 27, 2028. The RSUs vest as follows: 50% on January 27, 2027; 25% on January 27, 2028; and 25% on January 27, 2029.
Proposed Acquisition of Australian Strategic Materials
On January 20, 2026, the Company entered into a definitive agreement to acquire 100% of the issued share capital of Australian Strategic Materials Limited (“ASM”) by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical minerals company with REE mining, processing, and metallization assets, including the Dubbo Project in New South Wales and downstream metallization facilities in South Korea.
Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ASM ordinary share held, and up to AUD$0.13 per ASM share payable as a special dividend by ASM, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement.
The transaction is subject to customary closing conditions, including approval by ASM shareholders, court approval in Australia, receipt of required regulatory approvals, and the absence of a superior proposal. The Company expects the transaction to close in the first half of 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the period covered by this Annual Report, no director or officer of the Company adopted or terminated a “Rule 10b5–1
Trading Arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in its reports filed under the Exchange Act is accumulated and communicated to its management, including its CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.
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
The senior executive officers, including the Company’s CEO and CFO, conducted an evaluation of the effectiveness, design and operation of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 and no material weaknesses were discovered.
The effectiveness of our assessment of internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
During the year covered by this Annual Report on Form 10-K, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item will be included in the proxy statement for our 2025 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to this item will be included in the proxy statement for our 2025 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to this item will be included in the proxy statement for our 2025 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE INTEREST OF MANAGEMENT & OTHERS IN MATERIAL TRANSACTIONS
Information relating to this item will be included in the proxy statement for our 2025 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to this item will be included in the proxy statement for our 2025 Annual and Special Meeting of Shareholders and is incorporated by reference in this report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents Filed as Part of This Report.
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
(2) Financial Statement Schedules
Schedules are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
Where an exhibit is filed by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Document Description

3.1	Articles of Continuance dated September 2, 2005 (1)

3.2	Articles of Amendment dated May 26, 2006 (2)

3.3	By-laws (3)

4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (4)

4.2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

4.3	Indenture dated October 3, 2025 between Energy Fuels Inc. and U.S. Bank Trust Company, National Association, as Trustee, including Form of 0.75% Convertible Senior Note due 2031 (5)

4.4	Form of 0.75% Convertible Senior Note due 2031 (6)

10.1	2025 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and as further amended on May 24, 2024 and April 21, 2025 (7)

10.2	Form of Indemnity Agreement between Energy Fuels Inc. and its officers and directors (8)

10.3	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Mark S. Chalmers dated April 10, 2024 (9)

10.4	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and David C. Frydenlund dated April 10, 2024 (10)

10.5	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc. and Nathan R. Bennett dated July 10, 2025 (11)

10.6	Employment Agreement by and between Energy Fuels Inc. and Ross R. Bhappu dated July 30, 2025 (12)

10.7
Sales Agreement by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities Inc. LLC, and H.C. Wainwright & Co. LLC, dated June 13, 2025 (13)

10.8	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024 (14)

10.9
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (15)

10.10	Purchase Agreement dated September 30, 2025 between Energy Fuels Inc. and Goldman Sachs & Co. LLC (16)

Exhibit No.	Document Description
10.11	Form of Capped Call Transaction Confirmation (17)

10.12	Scheme Implementation Deed, dated as of January 21, 2026 (AWST), by and among Energy Fuels Inc. and Australian Strategic Materials Limited (18)

10.13	Separation and Release Deed between Tim Carstens, Base Resources Limited and Energy Fuels Inc. dated August 28, 2025 (19)

14.1	Energy Fuels Inc. Code of Business Conduct and Ethics

19.1	Energy Fuels Inc. Insider Trading Policy

21.1	An organizational chart showing Energy Fuels Inc.’s direct and indirect subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant A. Malensek

23.3	Consent of Jeremy Scott Collyard

23.4	Consent of Phillip E. Brown

23.5	Consent of David M. Robson

23.6	Consent of Mark B. Mathisen

23.7	Consent of Douglas L. Beahm

23.8	Consent of Daniel D. Kapostasy

23.9	Consent of Terence P. McNulty

23.10	Consent of Jeffrey L. Woods

23.11	Consent of Yenlai Chee

23.12	Consent of Lee (Pat) Gochnour

23.13	Consent of Ian Reudavey

23.14	[No exhibit - placeholder]

23.15	Consent of Ian Bernardo

23.16	Consent of Gregory Jones

Exhibit No.	Document Description
23.17	Consent of Christopher Sykes

23.18	Consent of Mitchell Ryan

23.19	Consent of Etienne Raffaillac

23.20	Consent of Warwick Donaldson

23.21	Consent of Alwyn Jacobus Scholtz

23.22	Consent of Francois van Reenen

23.23	Consent of Stuart Collins

23.24	Consent of Tedros Tesfay

23.25	Consent of Murray Dunn

23.26	Consent of Peter Theron

23.27	Consent of Christine Standing

23.28	Consent of Pier Federici

23.29	Consent of Allan Earl

23.30	Consent of Gené Main

23.31	Consent of Peter Allen

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure

96.1	“Preliminary Feasibility Study for the Sheep Mountain Project, Fremont County, Wyoming, USA” dated January 30, 2023 with an effective date of December 31, 2021 (20)

Exhibit No.	Document Description
96.2	“Technical Report on the Updated Pre-Feasibility Study Pinyon Plain Mine, Coconino County, Arizona, USA,” dated February 19, 2026 with an effective date of December 31, 2025 (21)

96.3	“Technical Report on the Roca Honda Project, McKinley County, New Mexico, USA” dated February 22, 2022 with an effective date of December 31, 2021 (22)

96.4	“Technical Report on the Bullfrog Project, Garfield County, Utah, USA” dated May 9, 2025 with an effective date of December 31, 2024 (23)

96.5	“Technical Report on the Nichols Ranch Project, Campbell and Johnson Counties, Wyoming USA” dated February 22, 2022 with an effective date of December 31, 2021, as amended February 8, 2023 (24)

96.6	“Technical Report on the La Sal Project, San Juan County, Utah, USA” dated February 22, 2022 with an effective date of December 31, 2021 (25)

96.7	“Vara Mada Project (Formerly known as the Toliara Project) Feasibility Study” dated December 5, 2025 with an effective date of June 30, 2025 (26)

96.8	“Technical Report for the Donald Rare Earths and Mineral Sands Project, Victoria, Australia,” dated February 19, 2026 with an effective date of December 31, 2025 (27)

97.1	Energy Fuels Inc. Incentive-Based Compensation Clawback Policy
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
(1)Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 13, 2024.
(5)Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K/A filed with the SEC on February 10, 2026.
(6)Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(7)Incorporated by reference to Exhibit 4.1 A to Energy Fuels’ Form 8-K filed with the SEC on April 23, 2025.
(8)Incorporated by reference to Exhibit 10.4 to Energy Fuels’ Form 10-K filed with the SEC on March 15, 2016.
(9)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on April 19, 2024.
(10)Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 19, 2024.
(11)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on July 22, 2025.
(12)Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on August 4, 2025.
(13)Incorporated by reference to Exhibit 1.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on June 13, 2025.
(14)Incorporated by reference to Exhibit 10.5 of Energy Fuels Inc.’s Form 10-Q filed with the SEC on October 31, 2024.
(15)Incorporated by reference to Exhibit 10.14 of Energy Fuels Inc.’s Form 10-K/A filed with the SEC on June 28, 2024.
(16)Incorporated by reference to Exhibit 10.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on October 6, 2025.
(17)Incorporated by reference to Exhibit 10.2 of Energy Fuels Inc.’s Form 8-K filed with the SEC on October 6, 2025.
(18)Incorporated by reference to Exhibit 10.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on January 26, 2026.
(19)Incorporated by reference to Exhibit 10.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on August 29, 2025.
(20)Incorporated by reference to Exhibit 99.2 of Energy Fuels Inc.’s Form 8-K filed with the SEC on March 1, 2023.

(21)Incorporated by reference to Exhibit 99.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on February 26, 2026.
(22)Incorporated by reference to Exhibit 99.6 of Energy Fuels Inc.’s Form 8-K filed with the SEC on March 11, 2022.
(23)Incorporated by reference to Exhibit 99.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on June 3, 2025.
(24)Incorporated by reference to Exhibit 99.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on March 1, 2023.
(25)Incorporated by reference to Exhibit 99.3 of Energy Fuels Inc.’s Form 8-K filed with the SEC on March 11, 2022.
(26)Incorporated by reference to Exhibit 99.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on January 13, 2026.
(27)Incorporated by reference to Exhibit 99.2 of Energy Fuels Inc.’s Form 8-K filed with the SEC on February 26, 2026.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.

By:	/s/ Mark S. Chalmers
Mark S. Chalmers, Chief Executive Officer
Principal Executive Officer
Date: February 26, 2026
In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Mark S. Chalmers
Mark S. Chalmers, Chief Executive Officer
(Principal Executive Officer) and Director
Date: February 26, 2026

Per:	/s/ Nathan R. Bennett
Nathan R. Bennett, Chief Financial Officer
(Principal Financial Officer)
Date: February 26, 2026

Per:	/s/ J. Birks Bovaird
J. Birks Bovaird, Director
Date: February 26, 2026

Per:	/s/ Benjamin Eshleman III
Benjamin Eshleman III, Director
Date: February 26, 2026

Per:	/s/ Barbara A. Filas
Barbara A. Filas, Director
Date: February 26, 2026

Per:	/s/ Bruce D. Hansen
Bruce D. Hansen, Director
Date: February 26, 2026

Per:	/s/ Jaqueline Herrera
Jaqueline Herrera, Director
Date: February 26, 2026

Per:	/s/ Dennis L. Higgs
Dennis L. Higgs, Director
Date: February 26, 2026

Per:	/s/ Alexander Morrison
Alexander Morrison, Director
Date: February 26, 2026

Per:	/s/ Michael Stirzaker
Michael Stirzaker, Director
Date: February 26, 2026