Form 10-Q
period 2026-03-31
ENERGY FUELS INC
filed 2026-05-06
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 1, 2026, the registrant had 249,867 common shares (in thousands), without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended March 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels,” “we,” “us” or “our”): anticipated results and progress of our operations in future periods; planned exploration, development and operation of our mineral properties; plans related to our business, including the ramp-up of uranium production and the expansion of our rare earth element (“REE”) and heavy mineral sands (“HMS”) initiatives; our continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; development activities at our South Bahia HMS and REE project in Brazil (the “Bahia Project”); our reclamation activities at the Kwale HMS Project in Kenya (the “Kwale Project”) and development activities at the Vara Mada REE and HMS Project in Madagascar (the “Vara Mada Project,” formerly known as the Toliara Project), which were acquired through our acquisition of Base Resources Limited (“Base Resources” or “Base”) on October 2, 2024; the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS Project in Australia (the “Donald Project”); plans related to the potential recovery of radioisotopes at the Mill for use in targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium, uranium/vanadium, REE or HMS mineral properties; any plans related to the acquisition of metal-and-alloy or other projects to build out an ex-China supply chain; expectations regarding production levels, costs, margins and timing; historic and estimated Mineral Resources and Mineral Reserves; maintenance and renewal of permits; expectations regarding political or government stability and regulatory conditions in jurisdictions in which we operate; expectations regarding the formalization of fiscal and other terms applicable to the Vara Mada Project with the Government of Madagascar through an investment agreement, amendments to existing laws or other mechanisms; any expectation that positive final investment decisions (“FID” or “FIDs”) will be made for the Vara Mada Project, Donald Project and/or Bahia Project, or that any such projects will be developed; and any expectations regarding the outcome(s) of any pending or future litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, schedules, assumptions, future events or performance (often, but not always, identified by words or phrases such as “expects,” “does not expect,” “is expected,” “is likely,” “budgets,” “scheduled,” “forecasts,” “intends,” “anticipates,” “does not anticipate,” “continues,” “plans,” “estimates,” “believes,” or similar expressions or variations of such words and phrases, or statements that certain actions, events or results “may,” “could,” “would” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and are forward-looking statements.
Forward-looking statements are based on the opinions and estimates of management as of the date such statements are made and involve known and unknown risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, no assurance can be given that such expectations will prove to be correct, and forward-looking statements included in, or incorporated by reference into, this Quarterly Report should not be unduly relied upon.
Readers are cautioned that it would be unreasonable to rely on any forward-looking statements as creating any legal rights, that such forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and that actual results are likely to differ, and may differ materially, and objectives, plans and strategies may differ or change, from those expressed or implied by the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, including the occurrence of pandemics or other widespread health emergencies, political unrest or wars, or the imposition of tariffs or other trade restrictions that affect global markets; cybersecurity risks associated with critical and other highly sensitive minerals of international interest; litigation risks; risks associated with the restart, ramp-up and operation of our uranium, uranium/vanadium and REE and HMS mines and processing facilities; risks associated with our commercial production of separated REE oxides and the planned expansion of such production; risks associated with the exploration, permitting and development of the Vara Mada Project in Madagascar, the Donald Project in Australia and/or the Bahia Project in Brazil; risks associated with the reclamation and closure of the Kwale Project in Kenya; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully completing and integrating business and mineral acquisitions; risks associated with joint ventures; international risks, including geopolitical and country risks; risks associated with negotiating and maintaining satisfactory fiscal and stability arrangements and obtaining foreign government approvals on a timely basis or at all, including expropriation risks; risks associated with the failure of the Government of Madagascar to formalize suitable fiscal and other terms applicable to the Vara Mada Project through an investment agreement, amendments to existing laws or other mechanisms, on a timely basis or at all; risks related to the Vara Mada Project associated with social unrest and political instability in Madagascar; risks associated with increased regulatory requirements applicable to our operations; and risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, the following risks:
•global economic risks, including the occurrence of unforeseen or catastrophic events, such as social and political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
•global economic risks, including the imposition of tariffs and/or reciprocal tariffs that affect global markets, including: risks to the salability of our separated neodymium-praseodymium (“NdPr”), REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”), HMS products including ilmenite, rutile and zircon (collectively, “HMS products”) and, if applicable, copper (collectively, our “Goods”) internationally; risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); risks associated with the application and severity of tariff rates imposed on our Goods and Supply Chain Needs; risks of inflation; risks of escalation in global trade conflicts in jurisdictions where we operate; and risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
•risks associated with Mineral Reserve and Mineral Resource estimates, including risks of errors in assumptions or methodologies and changes to estimate disclosure rules and regulations;
•risks associated with estimating mineral extraction and recovery (“E&R”), forecasting future price levels necessary to support mineral E&R, and our ability to increase mineral E&R in response to changes in market conditions;
•uncertainties and liabilities inherent to conventional mineral E&R and/or in situ recovery (“ISR”);
•risks associated with commercial production of our REE products at the Mill or elsewhere, including risks that we may not be able to produce REE products that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; sell our REE products at acceptable prices; address legal and regulatory challenges and delays; and adapt to technological or market changes that could impact the REE industry or our competitive position;
•risks that the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce samarium, gadolinium, dysprosium, terbium, lutetium and/or yttrium at scale at the Mill; that it does not have, or is not able to develop, the technical knowhow to design, construct and commission expansions of its existing infrastructure, including expansions of its Phase 1 REE separation circuit, to produce such REEs from monazite within expected timeframes; or that appropriate market conditions will not prevail;
•risks associated with changes to federal, state and/or local administrations that could negatively impact our business;
•risks associated with mining and processing generally, including geological, technical and processing problems, such as unanticipated metallurgical difficulties; less-than-expected recoveries; ground control problems; process upsets and equipment malfunctions; tailings, dam or other facility instability or failure; and other mining, processing and/or reclamation upsets;
•risks associated with high grades mined or increased mining rates achieved at certain operations not persisting for expected durations or at all;
•risks that drilling programs results, including at the Pinyon Plain mine, will not significantly increase mineable uranium resources, confirm additional high-grade zones of mineralization, or result in lower mining or milling costs;
•risks associated with the depletion of existing Mineral Resources through extraction without comparable replacements;
•risks associated with labor costs, labor disturbances and the unavailability of skilled labor;
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
•risks associated with defects in title to our mineral properties, or our ability to obtain, extend or renew land tenure, including mineral leases and surface use agreements, and to negotiate access rights on favorable terms or at all;
•risks associated with potential information security incidents, including cybersecurity breaches;
•risks that we may compromise or lose proprietary technology or intellectual property resulting in a loss of competitive position and/or the value of our intangible and other assets;
•risks associated with our ability to attract, develop and retain qualified management, Board members, skilled miners and other key personnel critical to the success of our business;
•competition for capital, mineral properties and skilled personnel;

•the adequacy and cost of retaining insurance coverage and uncertainty regarding reclamation and decommissioning liabilities, including the adequacy of political risk insurance to cover losses arising from expropriation, delays in approvals, or failure to achieve suitable fiscal or stability arrangements;
•the ability of bonding companies to require increases in collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation and other legal proceedings, including potential injunctions;
•risks associated with our ability to meet obligations owed to creditors and access additional credit facilities on favorable terms or at all;
•risks associated with mergers and acquisitions (“M&A”), including failure to complete transactions, successfully integrate acquired assets or operations, or accurately assess value and risk;
•risks associated with the Vara Mada Project, including risks related to fiscal terms, permitting, social license, political instability, government actions or inactions, expropriation, community unrest, challenges by special interest groups, and delays or inability to formalize or maintain suitable agreements with the Government of Madagascar;
•risks associated with reclamation of the Kwale Project, including the long-term stability of reclamation activities and reclaimed structures;
•risks associated with conducting business in foreign countries, including human rights-related risks and foreign corrupt practices-related risk;
•risks associated with actions or inactions by Brazilian federal or state government affecting permitting or land use at the Bahia Project;
•risks associated with fluctuations in price levels for HMS products, including ilmenite, rutile, titanium and zircon;
•risks posed by fluctuations in share prices, exchange rates, interest rates, general economic conditions and the absence of dividends;
•risks inherent in forecasts of future uranium, vanadium, REE, HMS and other commodity prices;
•market prices for our Goods being cyclical and substantially variable;
•risks associated with uranium, vanadium, REE and HMS product sales being required to be made at spot prices;
•risks associated with fulfilling sales commitments from inventories or production or through spot purchases at unfavorable prices;
•risks associated with asset impairments due to market conditions or limited access to capital;
•risks associated with raising debt financing and the ability to repay indebtedness, including risks related to convertible notes and related transactions;
•risks associated with public or political opposition to nuclear energy or uranium extraction;
•risks associated with governmental actions, laws, regulations and policies affecting uranium, REE, HMS and other mineral E&R activities;
•risks related to stock price volatility, dilution from equity issuances (including under the ATM program), and the ability to maintain listings on the NYSE American and the Toronto Stock Exchange (“TSX”);
•risks related to accounting for equity investments resulting in volatility in reported financial results;
•risks related to material weaknesses in internal controls over financial reporting;
•risks related to amendments to mining laws, mineral withdrawals, land exchanges or similar actions affecting our properties;
•risks related to the potential recovery of radioisotopes at the Mill for use in TAT initiatives; and
•risks that the Company will not acquire its planned joint venture interest in the Donald Project, and that the Donald Project, Vara Mada Project and/or the Bahia Project will not reach positive FID.
Such forward-looking statements are based on a number of assumptions made by management as of the date such statements are made, many of which are inherently uncertain and may prove to be incorrect, including, but not limited to, assumptions: that there is no material deterioration in general business, economic or market conditions; that interest rates and foreign exchange rates do not fluctuate materially beyond current expectations; that the supply of, demand for, deliveries of, and the level and volatility of prices for uranium, vanadium, REE products, HMC, HMS products and our other primary metals, radioisotopes and minerals develop as anticipated; that commodity prices required to reach, sustain or increase expected or forecasted production levels are realized; that our production of separated REE oxides or other proposed REE activities, our HMS production, our proposed radioisotope program, or other potential production activities will be technically and commercially successful; that there are no material mining, processing and/or reclamation upsets; that we receive required regulatory and governmental approvals on a timely basis or at all; that licenses and permits are renewed as required; that financing is available on acceptable terms or at all; and that the Company is able to maintain constructive relationships with employees, contractors, business partners and joint venture partners.
This list of assumptions is not exhaustive. Some of the important risks and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements are described elsewhere in the Quarterly Report, including under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date made, and we disclaim any obligation to update or revise them except as required by applicable law.
Statements relating to “Mineral Resources” or “Mineral Reserves” are deemed to be forward-looking statements, as they involve implied assessments that such Mineral Resources or Mineral Reserves may be economically extracted in the future.
Market, Industry and Other Data
This Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our products. Such information is inherently subject to uncertainties, and actual events or circumstances may differ materially from those assumed. Unless otherwise stated, such information is derived from internal estimates and research, as well as third-party publications, studies and government data.
We qualify all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

CAUTIONARY NOTE TO INVESTORS CONCERNING
DISCLOSURE OF MINERAL RESOURCES AND RESERVES
We are a U.S. domestic issuer for United States Securities and Exchange Commission (the “SEC”) reporting purposes, a majority of our outstanding voting securities are held by U.S. residents, we are required to report our financial results in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and our primary trading market is the NYSE American. However, because we are also listed on the Toronto Stock Exchange (“TSX”) and are a reporting issuer in Canada, this Quarterly Report also contains or incorporates by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.
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
For purposes of S-K 1300 and NI 43-101, as of March 31, 2026, the Company is classified as a production stage issuer because it is engaged in the material extraction of Mineral Reserves on at least one material property. In late 2023, the Company commenced uranium production at three of its material properties, namely the Pinyon Plain Project and the La Sal and Pandora mines (each of the La Sal and Pandora mines constitutes a portion of the La Sal Project). The Pinyon Plain Project includes a Mineral Reserve and is considered by the Company to have reached viable commercial production as of April 1, 2024.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues (Note 17)	$35,838	$16,898
Operating costs and expenses:
Costs applicable to revenues	21,475	18,124
Exploration, development and processing	8,430	6,686
Standby	3,336	1,867
Accretion of asset retirement obligations	597	1,073
Selling, general and administration	16,545	15,341
Transaction and integration related costs	2,383	—
Total operating costs and expenses	52,766	43,091
Operating loss	(16,928)	(26,193)

Other income (expense):
Gain on sale of assets	292	355
Loss in unconsolidated affiliates	(62)	(141)
Other income (loss) (Note 14)	5,786	(1,491)
Total other income (loss)	6,016	(1,277)
Loss before income taxes	(10,912)	(27,470)
Income tax benefit (expense)	(48)	1,146
Net loss	(10,960)	(26,324)
Net loss attributable to non-controlling interest	(116)	(27)
Net loss attributable to Energy Fuels Inc.	$(10,844)	$(26,297)

Basic net loss per share (Note 11)	$(0.04)	$(0.13)
Diluted net loss per share (Note 11)	$(0.04)	$(0.13)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Net loss	$(10,960)	$(26,324)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,369	(597)
Total other comprehensive income (loss)	$2,369	$(597)
Total comprehensive loss	$(8,591)	$(26,921)

Total comprehensive loss attributable to non-controlling interest	$(116)	$(27)
Total comprehensive loss attributable to Energy Fuels Inc.	$(8,475)	$(26,894)
See accompanying notes to the consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$108,446	$64,736
Marketable securities (Notes 3 and 16)	802,239	797,106
Trade and other receivables, net, no allowance for credit losses as of March 31, 2026 and December 31, 2025 (Note 4)	7,596	18,018
Inventories (Note 5)	69,034	73,492
Prepaid expenses and other current assets	5,409	5,319
Total current assets	992,724	958,671
Mineral properties, net (Note 6)	320,977	312,266
Property, plant and equipment, net (Note 6)	70,433	69,795
Investments, net (Note 7)	30,787	27,525
Marketable securities (Notes 3 and 16)	10,481	10,241
Intellectual property, net (Note 8)	4,320	4,367
Restricted cash (Note 10)	22,656	22,468
Other assets	6,285	6,519
Total assets	$1,458,663	$1,411,852

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$27,391	$24,985
Asset retirement obligations (Note 10)	3,271	788
Contingent consideration (Notes 16 and 18)	1,767	1,723
Other liabilities	3,661	3,737
Total current liabilities	36,090	31,233
Convertible senior notes, net (Notes 9 and 16)	676,688	675,688
Asset retirement obligations (Note 10)	17,764	21,407
Other liabilities	805	954
Total liabilities	731,347	729,282
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 244,410 and 240,366 as of March 31, 2026 and December 31, 2025, respectively	1,224,295	1,170,958
Accumulated deficit	(500,501)	(489,657)
Accumulated other comprehensive loss	(527)	(2,896)
Total shareholders' equity	723,267	678,405
Non-controlling interest	4,049	4,165
Total equity	727,316	682,570
Total liabilities and equity	$1,458,663	$1,411,852

Commitments and contingencies (Note 15)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	240,366	$1,170,958	$(489,657)	$(2,896)	$678,405	$4,165	$682,570
Net loss	—	—	(10,844)	—	(10,844)	(116)	(10,960)
Other comprehensive income	—	—	—	2,369	2,369	—	2,369
Shares issued for cash by at-the-market offering	3,042	54,399	—	—	54,399	—	54,399
Share issuance cost	—	(1,632)	—	—	(1,632)	—	(1,632)
Share-based compensation	—	3,648	—	—	3,648	—	3,648
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	662	(5,023)	—	—	(5,023)	—	(5,023)
Shares issued for exercise of stock options	324	2,101	—	—	2,101	—	2,101
Common shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	16	(156)	—	—	(156)	—	(156)
Balance as of March 31, 2026	244,410	$1,224,295	$(500,501)	$(527)	$723,267	$4,049	$727,316

Balance as of December 31, 2024	198,667	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued for cash by at-the-market offering	15,808	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	293	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70	123	—	—	123	—	123
Cash received from non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,838	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(10,960)	$(26,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	1,428	1,271
Share-based compensation	3,512	2,605
Accretion of asset retirement obligations	597	1,073
Settlement of asset retirement obligations	(1,757)	(7,649)
Unrealized foreign exchange loss	782	1,423
Loss in unconsolidated affiliates	62	141
Realized gain on marketable securities	(1,137)	(188)
Gain on sale of assets	(292)	(355)
Amortization of debt issuance costs and other, net	989	(76)
Changes in current assets and liabilities:
Marketable securities	(3,700)	852
Inventories	5,900	(180)
Trade and other receivables	10,423	17,400
Prepaid expenses and other current assets	(28)	236
Accounts payable, accrued liabilities and other current liabilities	2,504	(9,060)
Net cash provided by (used in) operating activities	8,323	(18,831)
Investing activities
Additions to property, plant and equipment	(2,752)	(4,309)
Additions to mineral properties	(9,064)	(4,284)
Purchases of marketable securities	(133,077)	(37,209)
Proceeds from marketable securities	132,540	27,760
Contributions to investments	(3,036)	(5,682)
Proceeds from sale of assets	292	355
Net cash used in investing activities	(15,097)	(23,369)
Financing activities
Issuance of common shares for cash, net of issuance costs	52,767	77,623
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(5,023)	(664)
Cash received from exercise of stock options	2,101	123
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(156)	—
Cash received from non-controlling interest	—	759
Net cash provided by financing activities	49,689	77,841
Effect of exchange rate fluctuations on cash held in foreign currencies	983	(1,069)
Net change in cash, cash equivalents and restricted cash	43,898	34,572
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$131,102	$93,177

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for taxes	$48	$80
Cash paid for interest	$32	$56
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$(1,147)	$540
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. and its subsidiary companies (collectively, the “Company”, “Energy Fuels” or “our”) produce several of the critical materials essential to United States (“U.S.”) energy security and other advanced technologies, including uranium, vanadium, Rare Earth Elements (“REEs”) and heavy mineral sands (“HMS”), in an effort to strengthen domestic supply chains and reduce reliance on foreign‑controlled sources. The White Mesa Mill (the “White Mesa Mill” or the “Mill”), located in Utah, is a key asset strengthen domestic supply chains due to its ability to process uranium, vanadium, REE products, and, potentially, radioisotopes.
Uranium is used as fuel for nuclear power generation. The Company is engaged in conventional and in situ recovery (“ISR”) uranium exploration, evaluation, permitting (as applicable), extraction, recovery and sale of uranium from its mineral properties primarily located in the U.S. The Company’s Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda projects are U.S.-based conventional uranium mining projects located on the Colorado Plateau and within trucking distance of the Mill. The Sheep Mountain Project is a uranium project located in Wyoming, U.S.
As of March 31, 2026, the Company is producing mineralized material at its Pinyon Plain, La Sal and Pandora projects, as well as exploration drilling and analysis activities at its Pinyon Plain and Nichols Ranch projects. Other conventional uranium mining projects were on standby, under evaluation for future mining and related activities and/or in various stages of permitting. The Company’s Nichols Ranch Project (inclusive of the Jane Dough and Hank satellite deposits) is an ISR uranium project located in Wyoming, U.S.
The Company also produces vanadium pentoxide (“V₂O₅”) as a co‑product of uranium recovery at the Mill from certain of its Colorado Plateau properties and, at times, from solutions recovered from the Mill’s tailings impoundment system, each as market conditions warrant.
The Company conducts a uranium recycling program, which includes the processing of uranium from uranium‑bearing materials not derived from natural or native ores (“Alternate Feed Materials”), the recycling of tailings solutions, and other activities associated with the recovery of uranium, vanadium and potentially other metals and radionuclides.
In addition, the Company is evaluating the potential to recover radioisotopes from its existing uranium processing streams at the Mill for use in targeted alpha therapy (“TAT”) medical treatments.
REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines, robotics and other clean energy and advanced technologies. The Company has advanced REE separation capabilities at the Mill to produce both ‘light’ and ‘heavy’ separated REE oxides. Additionally, the Mill has produced separated neodymium/praseodymium (“NdPr”) at commercial scale. Additionally, the Mill has produced on-spec dysprosium (“Dy”) oxide and terbium (“Tb”) oxide at the Mill at pilot scale. The Company is piloting samarium (“Sm”) oxide successfully at the Mill. NdPr, Dy, Tb and Sm are REEs that are classified as critical minerals in the U.S.
The Company’s HMS projects contain titanium, zirconium and monazite. Titanium, which is produced from ilmenite and rutile, is used for aircraft engines and frames, spacecraft components, medical devices, pigments and other industrial and consumer goods uses. Zirconium is used for fuel rod cladding and reactor components for nuclear power plants, high-temperature parts in jet engines and spacecraft, metal alloys, ceramics, and abrasives and other uses in the medical field and chemical industry. The monazite is expected to provide feed for the Mill for the recovery of REEs and uranium.
The Company’s REE/HMS projects include the Vara Mada REE and HMS project in Toliara, Madagascar (the “Vara Mada Project,” formerly known as the Toliara Project), which is a permitting/development stage property for the potential production of HMS products that would be sold into the commercial HMS product market while the associated monazite would be used as a feedstock ore for production of REEs and uranium at the Mill.
The Company also owns the Bahia REE and HMS project in Brazil (the “Bahia Project”), which is an exploration/permitting stage property for the potential production of heavy mineral concentrate (“HMC”) that would be sold into the commercial HMC market while the associated monazite is expected to be used as a feedstock ore for the recovery of REEs and uranium at the Mill.

The Company has a joint venture (the “Donald Project JV”) with Astron Corporation Limited (“Astron”) to jointly develop and operate the Donald REE and HMS Project in Australia (the “Donald Project”), which is a fully permitted development stage property also for the potential production of HMC that would be sold into the commercial HMC market while the associated monazite is expected to be used as feedstock ore for the recovery of REEs and uranium at the Mill.
As of March 31, 2026, the Company is a “production stage issuer,” as defined by Subpart 1300 of Regulation S‑K, because it is engaged in the material extraction of Mineral Reserves on at least one material property.
Proposed Acquisition of Australian Strategic Materials Limited
The Company entered into a definitive agreement on January 20, 2026, as amended on March 12, 2026, to acquire 100% of the issued share capital of Australian Strategic Materials Limited (“ASM”) by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical materials company with REE mining, processing, and metallization assets, including the Dubbo Project in New South Wales, a metallization and alloying facility in South Korea and plans to potentially construct a metallization and alloying facility in the U.S. Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ASM ordinary share held, and up to AUD$0.13 per ASM share in cash, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement.
The transaction remains subject to court, regulatory and shareholder approval under the Australian scheme of arrangement process. Australian foreign investment approval has been obtained. The Company expects the transaction to close as early as July 2026.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto and the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.
These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information, and, accordingly, do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements are presented in thousands of U.S. dollars, except for share and per share amounts. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.
In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations and cash flows on a basis consistent with that of the Company’s audited consolidated financial statements for the year ended December 31, 2025. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions, balances and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated.
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

Recently Issued Accounting Standard
Disaggregated Income Statement Expense
In March 2024, the FASB issued ASU 2024‑03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220‑40), which requires expanded disclosures regarding the nature of expenses included within certain income statement line items. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect adoption to have a material effect on its consolidated financial position or results of operations.
3.    MARKETABLE SECURITIES
Management invests excess cash in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. Under the fair value option, these instruments are recorded on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2026 and December 31, 2025, the Company’s marketable debt securities are classified as current based on management’s intent to use the investments to manage excess cash and liquidity needs. While certain investments have stated contractual maturity dates greater than one year, including marketable debt securities invested in U.S. government notes, U.S. government agencies and tradeable certificates of deposits, the Company may sell investments prior to maturity or reinvest excess cash in accordance with its cash management policy.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD$13.00 million ($8.52 million) to the Donald Project JV for the acquisition of certain land and properties (the “First Advance”). In addition, pursuant to a subsequent amendment to the JV Agreements, the Company agreed to advance (the “Second Advance”, together with the First Advance, the “Advances”) additional cash to purchase mineral separation equipment, of which AUD$2.87 million ($1.91 million) had been advanced as of December 31, 2025, with an additional AUD$6.70 million ($4.60 million at March 31, 2026 exchange rates) to be advanced subject to the satisfaction of contractual conditions.
The First Advance is secured by the underlying land and properties acquired while the Second Advance is secured by the mineral separation equipment acquired by the Donald Project JV. The Advances do not bear interest unless in the case of default. If a positive final investment decision (“FID”) is made on the Donald Project, the outstanding Advances will be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances shall become due and payable subject to the terms of the JV Agreements, as amended. As the Advances are convertible into equity under specified circumstances, the Company accounts for the Advances as long-term marketable debt securities for which it has elected the fair value option, and changes in fair value are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2026, a FID has not been made on the Donald Project JV.

The following table summarizes the Company’s marketable securities:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
March 31, 2026
Current
Marketable debt securities(1)	$773,180	$—	$4,969	$778,149
Marketable equity securities	28,159	(4,069)	—	24,090
Total marketable securities	$801,339	$(4,069)	$4,969	$802,239

Non-current
Marketable debt securities	$10,416	$—	$65	$10,481

December 31, 2025
Current
Marketable debt securities(1)	$771,505	$—	$4,827	$776,332
Marketable equity securities	28,159	(7,385)	—	20,774
Total marketable securities	$799,664	$(7,385)	$4,827	$797,106

Non-current
Marketable debt securities	$10,416	$(175)	$—	$10,241
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.
4.    TRADE AND OTHER RECEIVABLES
The components of trade and other receivables are as follows:

	March 31, 2026	December 31, 2025
Trade receivables	$5,482	$15,993
Tax receivables, net	2,037	2,025
Other	77	—
Total receivables, net	$7,596	$18,018
5.    INVENTORIES
Inventories consisted of the following items:

	March 31, 2026	December 31, 2025
Concentrates and work-in-progress	$48,523	$44,190
Inventory of ore in stockpiles	17,563	26,248
Raw materials and consumables	2,948	3,054
Total inventories	$69,034	$73,492

6.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	March 31, 2026	December 31, 2025
Vara Mada Project	$200,282	$191,508
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	10,039	9,338
Other	1,687	1,687
Total mineral properties	$326,873	$317,398
Less: accumulated depletion	(5,896)	(5,132)
Mineral properties, net	$320,977	$312,266
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	March 31, 2026	December 31, 2025
Land	N/A	$7,416	$7,416
Plant facilities	12 - 15 years	67,025	66,053
Mining equipment	5 - 10 years	29,725	28,329
Light trucks and utility vehicles	5 years	4,865	4,635
Office furniture and equipment	4 - 7 years	2,086	1,985
Construction-in-progress	N/A	9,267	9,336
Total property, plant and equipment		$120,384	$117,754
Less: accumulated depreciation		(49,951)	(47,959)
Property, plant and equipment, net		$70,433	$69,795
The Company recognized depreciation expense of $1.34 million and $1.18 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is included in Exploration, development and processing as well as Standby on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
7.    INVESTMENTS
Investments in Unconsolidated Affiliates
As of March 31, 2026 and December 31, 2025, the Company owned a 10.50% and 9.48% equity interest in the Donald Project JV, respectively.
As of March 31, 2026 and December 31, 2025, the Company owned a 27.73% interest in Tate Transition Metals Limited (“Tate”). On April 1, 2025, the Company invested an additional AUD$1.75 million ($1.11 million) in Tate, which increased its ownership from 19.90% to 27.73% as of April 1, 2025. As a result, the Company exercises significant influence, but not control, over Tate and beginning April 1, 2025, accounts for its investment in Tate using the equity method of accounting.
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

Summary of Investments
The following table summarizes the Company’s investments:

	Donald		Total
	Project JV	Tate	Investments
Balance as of December 31, 2025	$25,181	$2,344	$27,525
Contributions	3,036	—	3,036
Loss in unconsolidated affiliates	(20)	(42)	(62)
Other comprehensive income	270	18	288
Balance as of March 31, 2026	$28,467	$2,320	$30,787
8.    INTELLECTUAL PROPERTY
The Company’s intangible assets consist entirely of intellectual property acquired from RadTran LLC (“RadTran”) in 2024. All intellectual property is subject to amortization and is amortized on a straight-line basis over a weighted average life of 11.9 years, which reflects the remaining economic life of its intellectual property.
The following is a summary of intellectual property, net:

Balance as of December 31, 2025	$4,367
Revision in estimate of fair value of contingent consideration	43
Amortization of intellectual property	(90)
Balance as of March 31, 2026	$4,320
Future amortization expense as of March 31, 2026 is as follows:

Remainder of the year ending December 31, 2026	$273
Year ending December 31, 2027	364
Year ending December 31, 2028	364
Year ending December 31, 2029	364
Year ending December 31, 2030	364
Thereafter	2,591
Total	$4,320
9.    CONVERTIBLE SENIOR NOTES
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
The Notes are accounted for as a single liability measured at amortized cost, with issuance costs amortized over the contractual term.
The net carrying value of the liability component and unamortized debt issuance costs of the Notes was as follows:

	March 31, 2026	December 31, 2025
2025 convertible senior notes - principal	$700,000	$700,000
Less: unamortized debt issuance costs	(23,312)	(24,312)
Convertible senior notes, net	$676,688	$675,688
The following table sets forth the interest expense recognized related to debt instrument for the three months ended March 31, 2026:

Contractual interest expense	$1,298
Amortization of debt issuance costs	1,000
Total interest expense	$2,298
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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Notes:

Initial strike price per common share, subject to certain adjustments	$20.34
Initial cap price per common share, subject to certain adjustments	$30.70
Capped Call costs	$53,550
Common shares covered, subject to anti-dilution adjustments	34,417

10.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations (“AROs”):

Asset retirement obligations, December 31, 2025	$22,195
Additions	597
Settlements(1)	(1,757)
Asset retirement obligations, March 31, 2026	$21,035
(1)    Cash paid to settle AROs for reclamation activities completed at the Kwale Project.
The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah, Wyoming, the U.S. Bureau of Land Management, the U.S. Forest Service and applicable national regulatory agency in Kenya, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash will be released when the Company has reclaimed a mineral property or the Mill, sold a mineral property or the Mill to a party having assumed the applicable bond requirements, or restructured the surety and collateral arrangements. See Note 15 — Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2025	$22,468
Additional collateral posted	188
Restricted cash, March 31, 2026	$22,656
11.    BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
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
Basic and diluted net income (loss) per Common Share
The calculation of basic net income (loss) per common share and diluted net income (loss) per common share after adjustment for the effects of all potential dilutive Common Shares is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Energy Fuels Inc.	$(10,844)	$(26,297)

Basic weighted average common shares outstanding	241,554	207,705
Dilutive impact of stock options and restricted stock units	—	—
Diluted weighted average common shares outstanding	241,554	207,705

Basic net loss per common share	$(0.04)	$(0.13)
Diluted net loss per common share	$(0.04)	$(0.13)
For the three months ended March 31, 2026 and 2025, a weighted average of 3.82 million and 4.10 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 0.93 million and 1.02 million, respectively, for the three months ended March 31, 2026 and 2025. Additionally, for the three months ended March 31, 2026 and 2025, a weighted average of 0.05 million and 0.27 million, respectively, of Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive. Additionally, for the three months ended March 31, 2026, 34.42 million Common Shares have been excluded that would be issuable upon conversion of the Notes.
12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and April 21, 2025 and ratified by the Company’s shareholders at its Annual and Special Meeting of Shareholders on June 11, 2025) (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar awards are based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of March 31, 2026, the total Common Shares authorized for future equity incentive plan awards was 10,608,106 Common Shares under the Total Share Authorization and 9,987,836 Common Shares under the Full Value Share Authorization.
The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
	2026	2025
RSUs(1)	$2,388	$2,007
SARs	—	7
Stock options	1,260	818
Total share-based compensation expense(2)	$3,648	$2,832
(1)The fair value of the RSUs granted under the Compensation Plan was determined as the higher of the Company’s closing share price on the NYSE American on the last trading day before the date of grant and the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations. Additionally, the Company capitalized $0.14 million and $0.23 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet during the three months ended March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, there were $9.17 million and $4.58 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively which is expected to be recognized over a weighted average period of 2.4 years and 1.6 years, respectively. There is no unrecognized expense remaining related to the SARs as of March 31, 2026.
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

A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	1,861,338	$6.22
Granted	350,095	23.70
Vested	(883,407)	5.99
Forfeited	(121,626)	5.56
Unvested, March 31, 2026	1,206,400	$11.51
The fair value of RSUs that vested and were settled for equity was $21.34 million during the three months ended March 31, 2026.
Stock Appreciation Rights
The Company has granted SARs to executives and eligible employees from time to time.
A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	1,003,250	$6.67
Granted	—	—
Exercised	(35,260)	6.47
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2026	967,990	$6.68	1.05	$11,200
Exercisable, March 31, 2026	967,990	$6.68	1.05	$11,200
The Company has no unvested SARs as of March 31, 2026.
Stock Options
The Company may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of the Company’s closing share price on the NYSE American on the last trading day before the date of grant and the five-day VWAP on the NYSE American ending on the last trading day before the grant date. Stock options granted generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years.
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

The fair value of all stock options, including Performance-Based Options, for the three months ended March 31, 2026 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.6%
Expected life	3.3 years
Expected volatility(1)	64.5%
Expected dividend yield	—%
Weighted average grant date fair value	$10.55
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.
A summary of all the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	$3.89 - $24.00	2,640,843	$6.45
Granted	23.70 - 26.07	430,706	25.53
Exercised	3.89 - 8.23	(338,734)	6.03
Forfeited	6.11 - 6.11	(147,345)	6.11
Expired	— - —	—	—
Outstanding, March 31, 2026	$4.57 - $26.07	2,585,470	$9.72	3.60	$25,120
Exercisable, March 31, 2026	$4.85 - $8.60	1,211,734	$6.74	3.13	$13,818
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	2,248,013	$2.50
Granted	430,706	10.55
Vested	(1,159,014)	2.55
Forfeited	(147,345)	2.30
Unvested, March 31, 2026	1,372,360	$5.00
13.    INCOME TAXES
As of March 31, 2026, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended March 31, 2026, the Company recorded an income tax expense of $0.05 million on loss before tax of $10.91 million with an effective tax rate of 0.4% in 2026. The tax expense consists primarily of Brazil income tax arising from the transfer pricing revenue recognized. For the three months ended March 31, 2025, the Company recorded an income tax benefit of $1.15 million on loss before tax of $27.47 million. The effective tax rate was 4% for the three months ended March 31, 2025, which was a result of the full valuation allowance on net deferred tax assets. The tax benefit consists of the reversal of the tax liability for Base Titanium Limited (“Base Titanium”) that was recorded primarily prior to the acquisition of Base Resources Limited (“Base Resources”) in 2024. As production of the Kwale mine has now ceased, a tax loss is expected for the year, and the liability has been reversed.

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) on marketable securities	$3,700	$(852)
Realized gain on maturities of marketable securities	1,137	188
Foreign exchange loss	(782)	(1,423)
Interest income, net and other	1,731	596
Other income (loss)	$5,786	$(1,491)
The components of accounts payable and accrued liabilities are as follows:

	March 31, 2026	December 31, 2025
Accounts payable	$9,989	$5,290
Accrued operating expenses	7,144	7,005
Accrued payroll liabilities	5,446	7,802
Accrued capital expenditures	1,827	3,467
Accrued taxes	376	109
Accrued interest	2,609	1,312
Total accounts payable and accrued liabilities	$27,391	$24,985
The components of other current liabilities are as follows:

	March 31, 2026	December 31, 2025
Contractual liabilities	$3,000	$3,000
Other	661	737
Total other current liabilities	$3,661	$3,737
15.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material, pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.
White Mesa Mill
In 2011, the Ute Mountain Ute Tribe filed an administrative appeal of the State of Utah Division of Air Quality’s decision to approve a Modification to the Air Quality Approval Order at the Mill. Then, in 2013, the Ute Mountain Ute Tribe filed a Petition to Intervene and Request for Agency Action challenging the Corrective Action Plan approved by the State of Utah Department of Environmental Quality (“UDEQ”) relating to nitrate contamination in the shallow aquifer at the Mill. In August 2014, the Ute Mountain Ute Tribe filed an administrative appeal to the Utah Division of Radiation Control’s (“DRC”) Radioactive Materials License Amendment 7 approval regarding alternate feed material from Dawn Mining. The challenges remain open at this time and may involve the appointment of an administrative law judge (“ALJ”) to hear the matters. The Company does not consider these actions to have any merit. If the petitions are successful, the likely outcome would be a requirement to modify or replace the existing Air Quality Approval Order, Corrective Action Plan or license amendment, as applicable. At this time, the Company does not believe any such modifications or replacements would materially affect its financial position, results of operations or cash flows. However, the scope and costs of remediation under a revised or replaced Air Quality Approval Order, Corrective Action Plan and/or license amendment have not yet been determined and could be significant.

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
Kwale Project
Stevedoring Dispute with the Kenya Ports Authority
To operate its ship loading and jetty facility in Likoni (“Jetty Facility”), the Company, through its wholly owned subsidiary Base Titanium, requires a Port Operating License issued by the Kenya Ports Authority (“KPA”). In March 2014, KPA granted Base Titanium a waiver to operate the Jetty Facility indefinitely until the formal license is approved by the KPA board of directors.
To date, the Port Operating License has not been finalized, as KPA has refused to grant the license unless it includes an obligation on the Company to pay a $1/tonne stevedoring charge on exports from the Jetty Facility. Under applicable KPA tariffs, KPA may levy a $1/tonne charge for stevedoring services it provides. However, the Company objects to stevedoring charges being levied by KPA principally on the grounds that (i) the Company’s Jetty Facility is a private facility that was built entirely at the Company’s expense; and (ii) no such stevedoring services are either required of, or are being provided by, KPA and, therefore, a service charge in respect of stevedoring is not applicable and invalid. Nonetheless, KPA sought to levy such charges shortly prior to the maiden shipment from the Jetty Facility in 2014, which Base Titanium paid under protest to ensure the vessel was permitted to sail.
In 2017, Base Titanium sought and obtained an injunction from the High Court of Kenya to compel KPA to provide necessary marine services to vessels berthing at the Jetty Facility (“2017 Ruling”). In conjunction, the parties entered consent orders to establish an escrow account where disputed charges are being held, pending the final outcome of the dispute.
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
Mivumoni B Village
On March 18, 2021, a local landholder representing himself and 65 additional individuals (collectively, the “Petitioners”) filed a petition against Base Titanium in the Environment and Land Court at Mombasa alleging failings in the Environmental Impact Assessment process for the Kwale Project, excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by the Kwale Project’s operations. The Company maintains its position that it has not committed the alleged violations or breaches and that no substantive evidence has been adduced supporting the claims. Among other things, the Kwale Project has a valid and subsisting Environmental Impact Assessment License issued by the National Environmental Management Authority and the Company has conducted its operations in compliance with that license and the Environmental and Social Management Plan.
Base Titanium raised a preliminary objection challenging the jurisdiction of the Environment and Land Court, at first instance, on procedural grounds, which the Court dismissed by way of a 2022 ruling later upheld by the Court of Appeal of Kenya in 2025. The Company appealed to the Supreme Court of Kenya. A hearing was held on March 12, 2026 and the parties are awaiting the ruling.

The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Vara Mada Project
The Company acquired control over the Vara Mada Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension and on December 5, 2024, the Company entered into the Madagascar memorandum of understanding (“MOU”) setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the Madagascar MOU, the Company has been in the process of re-commencing development efforts and investment in the Project, re-establishing community and social programs, and advancing the technical, environmental, social and other activities necessary to achieve a positive FID.
Since acquiring the Vara Mada Project, the Company has been in discussions with the Government of Madagascar to establish the necessary legal regime to support development of the Vara Mada Project, which will be required before a positive FID can be made. These discussions have been focused on, among other things, mechanisms for achieving legal and fiscal stability, select tax and custom benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The Company has also been seeking clarification of existing procedures for adding monazite to the Vara Mada Project's mining permit, which currently allows for the production of ilmenite, rutile, and zircon. Recent discussions with the Government have focused on addressing these issues through an investment agreement to be approved by Parliament or through revisions to existing Malagasy law applicable to large-scale mining investments.
On October 17, 2025, a new President of Madagascar was sworn in by the Country’s High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country’s prior President. In-country political developments continue to evolve, including with respect to changes and appointments of key government ministers. At this time, it is too early to determine whether and to what extent recent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Vara Mada Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Vara Mada Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold.
There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof or of obtaining approval of the addition of monazite to the mining permit or the timing thereof. If such approvals are not obtained, or obtained on terms less favorable than expected, this could delay any FID in relation to the Vara Mada Project or prevent or otherwise have a significant effect on the development of the Vara Mada Project or ability to recover monazite from the Vara Mada Project.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and renewal costs are expected to total $2.59 million for the remainder of the year ended December 31, 2026.

Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of March 31, 2026, the Company has $22.66 million posted as collateral against undiscounted AROs of $48.73 million. As of December 31, 2025, the Company had $22.47 million posted as collateral against undiscounted AROs of $50.49 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
16.    FAIR VALUE ACCOUNTING
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair value accounting utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described, below:
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
The Company’s financial instruments as of March 31, 2026 and December 31, 2025 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advance to the Donald Project JV is accounted for as a marketable debt security and is valued using the discounted cash flow approach. The discounted cash flow approach is an income based valuation approach used to estimate the instrument’s fair value using a range of indicated discount rates between 6.18% to 6.29% and 5.52% to 6.00% for the valuations as of March 31, 2026 and December 31, 2025, respectively, depending on the estimated timing of a positive FID or no positive FID. The indicated discount rate range is based upon significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The Company used the discounted cash flow approach, which is an income-based valuation approach, to estimate the fair value of its contingent consideration payment to RadTran using an indicated discount rate of 7.6% as of March 31, 2026 and 5.8% as of December 31, 2025. The indicated discount rate is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets
Marketable debt securities	$—	$778,149	$10,481	$788,630
Marketable equity securities	24,041	49	—	24,090
Total assets	$24,041	$778,198	$10,481	$812,720
Liabilities
Contingent consideration	$—	$—	$1,767	$1,767

December 31, 2025
Assets
Marketable debt securities	$—	$776,332	$10,241	$786,573
Marketable equity securities	20,693	81	—	20,774
	$20,693	$776,413	$10,241	$807,347
Liabilities
Contingent consideration	$—	$—	$1,723	$1,723
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2025	$1,723
Revision of estimate	44
Ending balance, March 31, 2026	$1,767
The following table is a reconciliation of the beginning and ending balance recorded for the Advance to the Donald Project that is classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2025	$10,241
Changes in estimated fair value	240
Balance as of March 31, 2026	$10,481
The following table presents the fair value and carrying value recorded for the Notes (in thousands):

	March 31, 2026		December 31, 2025
	Fair	Carrying	Fair	Carrying
	Value(1)	Value(2)	Value(1)	Value(2)
Notes	$816,900	$676,688	$721,000	$675,688
(1) Fair values are based on Level 2 market data inputs.
(2) Carrying values are presented net of unamortized debt issuance costs.
17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, REE and HMS sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of March 31, 2026 and December 31, 2025, the Company’s receivables from its contracts with customers were $5.48 million and $15.99 million, respectively. As of March 31, 2026, the Company’s contract liabilities from its contracts with customers were $3.00 million, which will be recognized as revenue upon transfer of control. The Company’s contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities.
Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Three Months Ended March 31,		Reportable
	2026	2025	Segment
Uranium concentrates	$35,720	$—	Uranium
Heavy mineral sands	—	15,543	Heavy mineral sands
Alternate Feed Materials, processing and other	118	1,355	Uranium
Total revenues	$35,838	$16,898
Remaining Performance Obligations
Minimum future revenues to be received by the Company under long-term non-cancellable contracts with customers as of March 31, 2026 are as follows:

Remainder of the year ending December 31, 2026	$23,340
Year ending December 31, 2027	48,385
Year ending December 31, 2028	40,465
Year ending December 31, 2029	24,710
Year ending December 31, 2030	24,710
Thereafter	11,820
Total	$173,430
18.    RELATED PARTY TRANSACTIONS
As part of the Company’s acquisition of RadTran, Saleem Drera, PhD, former President and Chief Executive Officer and 83% owner of RadTran, joined Energy Fuels as its Vice President of Radioisotopes, Radiological Systems and Intellectual Property. In this role, Dr. Drera leads Energy Fuels’ efforts to integrate RadTran’s proprietary technology, which includes a number of patents, pending patents, trade secrets and know how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones. As of December 31, 2025 and March 31, 2026, the Company accrued contingent consideration of $1.72 million and $1.77 million, respectively, of which 83% is payable to Dr. Drera.
19.    REPORTABLE SEGMENTS
The Company’s operations are located in the U.S., Brazil, Kenya, Madagascar and Australia and are organized into three reportable segments: (i) uranium, (ii) REEs and (iii) HMS. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgments about the Company as a whole. The CODM is the Chief Executive Officer and President. The CODM evaluates the performance of the Company’s reportable segments based on operating income (loss). Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements.

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
Heavy Mineral Sands
The HMS segment is engaged in the permitting, exploration, development and recovery of HMS, which includes ilmenite, rutile, zircon and monazite, at the Vara Mada Project, the Bahia Project, and the Company’s equity method investments in the Donald Project JV and Tate. The HMS segment is also engaged in the reclamation of the Kwale Project, which ceased mining operations at the end of 2024.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2026
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$35,838	$—	$—	$—	$35,838
Operating costs and expenses:
Costs applicable to revenues	21,475	—	—	—	21,475
Exploration, development and processing (excluding share-based compensation)(2)	6,290	540	1,264	—	8,094
Standby(2)	3,336	—	—	—	3,336
Accretion of asset retirement obligations	380	—	217	—	597
Selling, general and administrative (excluding share-based compensation)	2,715	3,954	6,701	—	13,370
Share-based compensation	1,195	1,375	941	—	3,511
Transaction and integration related costs	—	—	—	2,383	2,383
Total operating costs and expenses	35,391	5,869	9,123	2,383	52,766
Operating income (loss)	$447	$(5,869)	$(9,123)	$(2,383)	$(16,928)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments and are evaluated on a consolidated basis.
(2)    Includes depreciation, depletion and amortization expense of $0.75 million, $0.60 million and $0.08 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Three Months Ended March 31, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$1,355	$—	$15,543	$16,898
Operating costs and expenses:
Costs applicable to revenues	—	—	18,124	18,124
Exploration, development and processing (excluding share-based compensation)(1)	5,196	—	1,250	6,446
Standby(1)	1,867	—	—	1,867
Accretion of asset retirement obligations	346	—	727	1,073
Selling, general and administrative (excluding share-based compensation)	4,659	3,111	5,206	12,976
Share-based compensation	888	504	1,213	2,605
Total operating costs and expenses	12,956	3,615	26,520	43,091
Operating loss	$(11,601)	$(3,615)	$(10,977)	$(26,193)
(1) Includes depreciation, depletion and amortization expense of $0.48 million, $0.71 million and $0.09 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

20.    SUBSEQUENT EVENTS
Issued Capital Stock
The Company issued a total of 5.33 million Common Shares under the at-the-market program for net proceeds of $100.31 million, after share issuance costs, through various transactions after March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10‑Q. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements included in Part II of our Annual Report on Form 10‑K for the year ended December 31, 2025. This Discussion and Analysis contains forward‑looking statements and forward‑looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of many factors. See “Cautionary Statement Regarding Forward‑Looking Statements.”
All dollar amounts stated herein are in U.S. dollars, except share amounts and currency exchange rates, unless specified otherwise.
Our Company
We produce several of the critical materials essential to U.S. energy security and advanced technologies, including uranium, REEs, vanadium and HMS, strengthening domestic supply chains and reducing reliance on foreign adversarial sources. The Company owns conventional uranium, uranium/vanadium and REE/HMS properties, projects in various stages of operation, development, exploration and permitting and fully permitted uranium and uranium/vanadium projects on standby. The Company’s White Mesa Mill near Blanding, Utah, is the only licensed and operating uranium mill and the only uranium mill capable of producing separated REE oxides in the U.S.
The Mill is our key to building a critical materials hub in the U.S. through the production of uranium, REEs, vanadium and potentially radium. Uranium is the strategic fuel powering carbon free, emission free baseload nuclear energy and remains one of the most reliable forms of power supporting U.S. energy independence and decarbonization goals. The REEs we produce are essential to manufacture permanent magnets used in EVs, hybrid EVs, defense systems, robotics and other advanced technologies. The titanium and zirconium products derived from our HMS production are used in national security and other key industries. Titanium is used in aircraft engines and airframes, spacecraft components, medical devices and pigments, while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in medical, aerospace and chemical applications. The radium that we are evaluating recovering from our REE and uranium processing streams have the potential to provide materials needed for emerging TAT cancer treatments. In addition, Energy Fuels recovers uranium from Alternate Feed Materials at the Mill, recycling valuable resources that would otherwise be discarded and returning them to the fuel cycle to support U.S. nuclear energy and national security objectives.
The Company is: mining uranium ore and mineralized material from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, respectively, and processing and/or stockpiling the material at the Mill; processing stockpiled Alternate Feed Materials at the Mill for the production of finished U3O8 product; completing sales of U3O8 under its portfolio of long-term contracts and on the spot market; performing development activities at its Donald Project in Australia in preparation for a FID, which the Company expects could be made as early as Q2 2026; negotiating fiscal and stability arrangements, seeking government approvals and performing permitting and development activities at its Vara Mada Project in Madagascar in preparation for a potential FID, which the Company believes could be made as early as 2027 if fiscal and stability arrangements are finalized; continuing drilling activities and resource evaluation at its Bahia Project in Brazil; performing various permitting, exploration and development activities across its uranium and uranium/vanadium properties in the U.S; and completing reclamation and post‑closure monitoring activities at its Kwale Project in Kenya.
Uranium Segment
Conventional Uranium Mine Activities
The Company mined ore containing approximately 375,000 pounds of U3O8 from the Pinyon Plain mine with an average grade of 1.12% and mined mineralized material containing approximately 50,000 pounds of U3O8 from its La Sal and Pandora mines for a total of approximately 425,000 pounds of contained U3O8 during the three months ended March 31, 2026. Ore grades at Pinyon Plain in Q1 decreased due to moving from one high-grade zone to another and are expected to increase moving forward. Such uranium-bearing ore and mineralized material was processed at the Mill and/or stockpiled at the mines or Mill for future processing, subject to market conditions, contract requirements and the Mill’s processing schedule. Processing at the Mill began in Q4 2025 and is expected to continue through at least Q2 2026, subject to market conditions, contract requirements and the Mill’s processing schedule. Ore and mineralized material that is not processed as part of the Mill’s conventional ore run, which began in Q4 2025 and is expected to continue through Q2 2026, will remain stockpiled at the Mill and is included in the

Company’s inventories of U3O8 contained in stockpiled ore and mineralized materials. The Company currently expects to process any additional stockpiled and mined ore and mineralized material from its Pinyon Plain, La Sal and Pandora mines with the remainder stockpiled at the mines or Mill for processing during 2026 or 2027, subject to market conditions, contract requirements and the Mill’s schedule. Stockpiled material available at the Mill, which can be processed into finished U3O8 product on a relatively short notice, provides the Company more flexibility in securing sales on the most favorable terms when needed.
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans to extract and process mineralized materials from the Whirlwind mine will be based on contract requirements, inventory levels and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to be able to commence uranium production within one (1) year from a “go” decision. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to approximately 600,000 pounds per year starting as early as 2027.
The Company also accelerated permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico, its Bullfrog Project in Utah, and its EZ Project in Arizona, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company is also continuing to maintain required permits at its other conventional projects, including the Energy Queen mine. These projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Mill Activities (Uranium)
The Mill processed stockpiled conventional ore and mineralized materials and Alternate Feed Materials, which resulted in 790,000 pounds of finished U3O8 production during Q1 2026. The Company commenced its conventional ore processing campaign at the Mill in Q4 2025 as planned, which is expected to continue through at least Q2 2026 due to: (i) the previously announced higher mining rate expected at the Pinyon Plain mine in 2025 and in subsequent years; (ii) the desire to produce enough finished U3O8 from this Mill run to allow the Company to fulfill its contract deliveries in 2026 and 2027, along with maintaining the flexibility to complete opportunistic spot sales; and (iii) the desire to allow the Company to allow the Mill to make its planned expanded Phase 1 Circuit process changes at the Mill in 2026.
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes and engaging in discussions with buyers interested in off-take agreements for the material.
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

Rare Earth Elements Segment
REE Separation Circuits at the Mill
Existing Phase 1 Circuit
In late 2023 and early 2024, the Company constructed enhancements and modifications to its existing solvent extraction (“SX”) circuits at the Mill for commercial separation of NdPr at the Mill, while at the same time producing “heavy” (Sm+) RE Concentrate. The Company completed these modifications and fully commissioned the project in Q2 2024 and completed its initial run of separated NdPr commercial production in Q3 2024. The modifications made the Mill leach circuits to crack and leach monazite together with the modifications to the Mill’s SX circuits to separate NdPr are referred to as the “Phase 1 Circuit”.
The existing Phase 1 Circuit has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of TREO, containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Although the modifications to the Mill’s SX circuit comprised in the Phase 1 Circuit are stand-alone and dedicated to REE production and do not interfere with the Mill’s uranium and vanadium production, the Phase 1 Circuit’s crack and leach circuit shares certain circuits with the Mill’s uranium production and as a result, Phase 1 Circuit REE production and conventional uranium production cannot be run at the same time, as the Phase 1 Circuit is currently configured. It is therefore necessary at this time to switch back and forth between conventional uranium and uranium/vanadium production and Phase 1 Circuit REE production from monazite sands, which can be done with modest cost and effort.
The Phase 1 Circuit as currently configured would allow for the processing of the first phase of the Donald Project monazite production, once that project is developed, for the recovery and separation of NdPr and an Sm+ mixed RE concentrate which could be sold on the market or stockpiled for separation of the heavies upon completion of later expansion of the Phase 1 Circuit and/or the planned Phase 2 Circuit at the Mill.
Planned Expansion of Phase 1 Circuit
The Company is planning further enhancements to expand its heavy REE production at its Phase 1 Circuit for the planned commercial-level recovery of Tb and Dy, along with samarium (“Sm”), europium (“Eu”) and gadolinium (“Gd”), with the ability to separate other heavy REEs such as yttrium (“Y”) and lutetium (“Lu”), if market conditions or customer requirements warrant. Subject to receipt of all required regulatory approvals, financing, the successful development of these enhancements, and the receipt of sufficient quantities of monazite sand feedstock, the expanded Phase 1 Circuit is expected to be operational in 2027 with planned production recovery of up to approximately 14 tonnes of Tb and 48 tonnes of Dy per year, and potentially other heavy REEs, the existing 850 to 1,000 tonnes of NdPr capacity, from processing up to approximately 10,000 tonnes of monazite per year. The Company had previously announced its intention to start commercial production of Dy and Tb by the end of 2026, but has changed those plans in order to expand the enhancements to the Mill’s Phase 1 Circuit to allow for the additional production of Sm, Eu and Gd and to provide the ability to separate other heavy REEs in the 2027 time frame.
At the same time as these enhancements are being made to the Phase 1 Circuit, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing mixed rare earth carbonates (“MREC”) or similar intermediary REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals, financing and the successful development of these further enhancements. As MREC or similar intermediary REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits, it is expected that such products could be separated into NdPr and heavy REEs separately from uranium production, thereby allowing such feedstocks to be separated into REE oxides through the Phase 1 Circuit’s SX circuits without interfering with normal Mill conventional uranium ore processing, which could be run simultaneously with the separation of such feedstocks. These enhancements are expected to be made and the Phase 1 Circuit operational to accept MREC and similar intermediary REE products in 2027.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Dy and Tb production capability, and potentially other REE material production capability, through the development of its proposed stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials.
In January 2026, the Company announced the results of a new AACE International Class 3 Bankable Feasibility Study (“BFS”) evaluating the planned Phase 2 Circuit expansion of REE processing capabilities at the Mill. The BFS evaluated the construction of a Phase 2 Circuit designed to materially expand the Mill’s ability to process monazite and other REE-bearing feedstocks into separated REE oxides. Upon commissioning, the Phase 2 Circuit is expected to increase the Mill’s REE oxide production capacity from approximately 850 to 1,000 tpa of NdPr oxide from the Phase 1 Circuit, to over 6,000 tpa of NdPr oxide, along with approximately 80 tpa of Tb and 288 tpa of Dy oxides from the combined Phase 1 Circuit and Phase 2 Circuit. This would provide the capability to produce sufficient NdPr for up to approximately 7.0 million EVs/hybrid EVs per year. The Phase 2 Circuit would also add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which would allow the Phase 2 Circuit to be run completely independently of (and simultaneously with) the Mill’s conventional uranium and uranium/vanadium production.
The BFS estimates initial capital costs of approximately $410.0 million and indicates attractive projected economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. The Phase 2 Circuit expansion is intended to position the Company as a leading domestic processor of both light and heavy REE oxides, supporting a secure U.S.-based REE supply chain. The BFS assumes feedstock supply from the Company’s HMS and monazite projects, as well as third-party sources including MREC and similar feedstocks, subject to permitting, development and market conditions.
The Company expects to complete Phase 2 by mid-2029, subject to licensing, financing, and receipt of sufficient feedstock.
The following table summarizes the Mill’s existing and planned REE circuit capacity:

Phase	NdPr (tpa)	Tb (tpa)	Dy (tpa)
Phase 1: NdPr (Existing)	1,000	—	—
Phase 1: Heavies (Planned)	—	14	48
Phase 2: (Planned)	5,229	66	240
Total (Phase 1 + Phase 2)(1)	6,229	80	288
(1) Actual recoveries may differ.
REE Feed Sources
The Company has focused primarily on monazite concentrates, as they have superior concentrations of the three critical “magnet” REEs (NdPr, Dy and Tb) compared to many other REE-bearing minerals. Monazite concentrates typically contain higher concentrations of “heavy” REEs, including Dy and Tb, versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. The monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as the Company’s joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake (like the Company’s current arrangement with The Chemours Company), and/or other collaborations, in each case upon successful completion of development of the projects and transactions.
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
Successful Pilot Production of Tb
On March 25, 2026, the Company announced that it successfully produced its first kilogram of high‑purity Tb oxide at the Mill, representing the first U.S. primary production of this critical “heavy” rare earth material in decades. Using monazite ore sourced from the U.S., the Company achieved a Tb oxide purity of approximately 99.9% at pilot scale, which meets the specifications required by global manufacturers of rare earth permanent magnets. This milestone follows the Company’s recent pilot‑scale production of approximately 30 kg of high‑purity Dy oxide and further demonstrates the technical capability of the Company’s existing rare earth processing infrastructure to produce separated heavy rare earth oxides from primary mineral feedstocks.
Proposed Acquisition of Australian Strategic Materials Limited
In accordance with its plans to expand its REE production to include metals and alloys, the Company entered into a definitive agreement on January 20, 2026, as amended on March 12, 2026, to acquire 100% of the issued share capital of ASM by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical materials company with REE mining, processing and metallization assets, including the Dubbo Project in New South Wales, an REE metallization and alloying facility in South Korea, and plans to potentially construct an REE metallization and alloying facility in the U.S. ASM’s Korean metals and alloying plant is one of the few facilities outside of China currently producing REE metals and alloys, including NdPr, Dy and Tb metals and Neodymium Iron Boron (“NdFeB”) and developing Dysprosium-Iron (“FeDy”) alloy production. Upon closing of this transaction, which is expected as early as July 2026, the Company believes it will be the largest, fully integrated REE “mine-to-metal and alloy” producer outside of China closing a critical strategic gap in global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ASM ordinary share held, and up to AUD$0.13 per ASM share in cash, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement.
The transaction remains subject to court, regulatory and shareholder approval under the Australian scheme of arrangement process. Australian foreign investment approval has been obtained. The Company expects the transaction to close as early as July 2026.
Heavy Mineral Sands Segment
Heavy Mineral Sands Initiatives
The Company strategically entered the HMS sector to control the Company’s internal costs and supply chains for its primary REE feedstock: monazite concentrates. Monazite concentrate is a superior REE mineral concentrate, as it contains excellent distributions of the “magnet” REEs (NdPr, Dy and Tb) and other “heavy” REEs such as Sm, Gd, Lu and Y which are in short supply and used in a number of technological and defense applications. Notably, monazite concentrates can be processed at the Company’s Mill by leveraging existing licenses, infrastructure and expertise. HMS mines (titanium and zirconium minerals, including ilmenite, rutile and zircon) also present an attractive future opportunity for the Company by providing an expected low-cost and large-scale monazite feedstock that the Company may then process into separated REE products at the Mill. The Company owns 100% interests in the Vara Mada (Madagascar) and Bahia (Brazil) Projects and has the right to earn up to a 49% joint venture interest in the Donald Project (Australia) pursuant to which Energy Fuels expects to offtake all REE-monazite.
Vara Mada Project
The Company acquired control over the Vara Mada Project on October 2, 2024. At the time of the acquisition, the Vara Mada Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension, and on December 5, 2024, the Company entered into a MOU with the Government of Madagascar setting forth certain key terms applicable to the Vara Mada Project. The lifting of the suspension by the Malagasy Government was a significant step in the development of the Vara Mada Project as it enabled the Company to re-commence development and other technical activities on the ground after a five-year hiatus, including the re-establishment of the Company’s social programs, additional mine planning and engineering, expanding the critical mineral resource base, and progressing other activities as necessary to progress the Vara Mada Project and achieve a positive FID, which the Company expects could be made as early as 2027 if fiscal and stability arrangements are finalized.
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
The Company has also been focusing on re-establishment of the Company’s social programs after the five-year hiatus imposed following the lifting of suspension, including re-establishing meaningful community engagement and social programs aimed at securing a firm social license to operate to support safe, secure and reliable surface access to collect baseline, technical and other data necessary to update permit conditions, as well as performing additional mine planning and engineering work, expanding the critical mineral resource base, and progressing other activities necessary to progress the Vara Mada Project and achieve a positive FID.

On October 17, 2025, a new President of Madagascar was sworn in by the Country’s High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country’s prior President. In-country political developments continue to evolve, including with respect to changes and appointments of key governmental ministers. Energy Fuels is working with the new administration to reaffirm the previously negotiated concepts with the prior administration, which had substantially finalized the core investment agreement terms, and otherwise continues to constructively engage with the new administration.
At this time, it is too early to determine whether and to what extent these recent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Vara Mada Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Vara Mada Project or the ability to achieve a positive FID. There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If a stability mechanism and necessary approvals to support the Vara Mada Project are not obtained, or are obtained on terms less favorable than expected, this could delay any FID in relation to the Vara Mada Project or prevent or otherwise have a significant effect on the development of the Vara Mada Project or the Company’s ability to recover monazite from the Vara Mada Project. These developments have not had an impact on the financial results of the Company at this time. The Company will continue to monitor events as they unfold.
In January 2026, the Company announced the results of an updated Feasibility Study (“FS”) for the Vara Mada Project, which evaluates the long-term development potential and economic viability of the Vara Mada Project. The FS was prepared in accordance with U.S. Regulation S-K 1300 and Canadian NI 43-101 and confirms the Vara Mada Project’s world-class scale, long mine life and robust economics as a REE and HMS development opportunity. Based on the FS, the Vara Mada Project is expected to have a modeled mine life of approximately 38 years and, at full production capacity, is projected to generate post-tax, pre-debt net present value (10% discount rate) of approximately $1.8 billion and a post-tax internal rate of return of approximately 25%. In addition, the FS indicates that the project could ramp up to over $500 million of annual EBITDA and generate average annual free cash flow of approximately $264 million over the modeled mine life. These projected economics are supported by Proven and Probable mineral reserves and long-term price assumptions for ilmenite, zircon, rutile and monazite. The FS contemplates staged capital development and includes the potential processing of monazite at the Mill; however, downstream REE processing and oxide production are not included in the base FS economics.
Donald Project
The Company has a joint venture with Astron, the Donald Project JV, to jointly develop and operate the Donald Project in Australia, which is a well-known REE and HMS deposit that the Company believes could provide it with another near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has all major regulatory approvals required to construct and operate the project. The Donald Project is notable in that the monazite concentrates expected to be produced at the project contain elevated concentrations of the “heavy” REE oxides, including Dy and Tb.
The JV Agreement provides Energy Fuels with the right to invest up to AUD$183.00 million (approximately $125.75 million at March 31, 2026 exchange rates) to earn up to a 49% interest in the Donald Project JV. In addition, the Company has agreed to issue Common Shares to Astron having a value of up to $17.50 million. The Company has invested AUD$39.56 million in cash into the Donald Project through March 31, 2026. The remaining $14.00 million of Common Shares will be issued upon a positive FID. As of March 31, 2026, the Company has a 10.50% ownership interest in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 89.50% interest.
Bahia Project
The Bahia Project is an HMS and REE deposit that the Company believes has the potential to supply 3,000 to 10,000 tonnes of monazite per year to the Mill for decades for processing into high-purity REE oxides. That amount of monazite contains approximately 1,500 to 5,000 tonnes of total rare earth oxides (“TREO”), including an estimated 300 to 500 tonnes of NdPr per year and significant commercial quantities of Dy and Tb and other “heavy” REEs. While Energy Fuels’ primary interest in acquiring the Bahia Project is the uranium and REE-bearing monazite, the Bahia Project is also expected to produce large quantities of high-quality ilmenite and rutile and zircon minerals also in high demand for the production of the critical minerals, titanium and zirconium.
The Vara Mada and Bahia Projects, and the Donald Project JV offer a diverse book of monazite supply for the Company’s REE processing and critical minerals initiatives, which in the meantime are expected to be supplemented by third-party purchases.

Market Conditions and Trends
The following discussion provides an overview of market conditions for the commodities relevant to the Company’s operations and development activities. These market conditions influence pricing, demand, sales opportunities, production decisions, inventory strategies and the timing of development and investment activities. Market conditions are subject to volatility and uncertainty and may change based on a variety of factors, including global economic conditions, geopolitical developments, government policies and supply‑and‑demand dynamics.
Uranium Market
The following table sets forth weekly spot and monthly long-term uranium prices (dollars per pound) from TradeTech LLC (“TradeTech”):

	December 31,	March 31,	Percent	Quarterly	Quarterly	May 1,
Price	2025	2026	Change	Low	High	2026
Weekly Spot	$81.00	$83.25	3%	$81.00	$100.00	$86.25
Monthly Long-Term	$87.00	$93.00	7%	$90.00	$93.00	$93.00
The Company believes that world demand is increasing for clean, carbon-free, reliable and affordable baseload electricity, including nuclear energy. Concurrently, the nuclear fuel market remains in deficit, existing uranium mines and inventories are depleting, and geopolitics are putting security of supply into greater focus. In addition, trade issues are injecting uncertainty into U.S. and global markets. As a result, the Company believes the current- and long-term fundamentals of the uranium industry remain positive.
Uranium spot prices increased modestly during the first quarter of 2026, due to several factors, including continued western bans on Russian uranium and nuclear fuel, accelerated nuclear plant restarts, life extensions, new builds including interest in using nuclear to power data centers and artificial intelligence (“AI”), uranium mine supply tightness, and entities such as the Sprott Physical Uranium Trust speculatively purchasing and sequestering material. The Company continues to believe that uranium prices will continue to rise to higher levels to support the additional primary production that will be required. We continue to expect to see more nuclear units constructed around the world, along with existing capacity extended and protected, while primary mine production drops due to depletion of resources, reduced production, commissioning challenges, logistic issues, and insufficiently high prices.
According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes present risks to current and future markets. However, Russia’s invasion of Ukraine, and the upcoming halt of waivers under the U.S. uranium ban on December 31, 2027, has increased demand for non-Russian uranium. Geopolitical tensions continue to increase between the U.S. and China, and Kazakhstan and Uzbekistan maintain close commercial and political ties with Russia, which the Company believes places future uranium and nuclear supplies from those nations at some risk. As a result, the Company has observed significantly more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, increased demand from utilities and end-users (including the technology sector), financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still could be vulnerable, primarily due to secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia, and increasingly China, maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions, a cooling of geopolitical tensions or other factors.
Vanadium Market
Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”) (an alloy of vanadium and iron), is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. According to market consultant FastMarkets, over 90% of FeV is used in the steel industry. In addition, vanadium is used in the aerospace and chemical industries and continues to see interest in energy storage technologies, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (according to Wood MacKenzie).
The Company believes that one of the primary drivers of vanadium pentoxide (“V2O5”) prices is demand for steel, including global prospects for economic growth, construction, infrastructure and automotive manufacturing. According to Fastmarkets, the imposition of tariffs and counter‑tariffs has slowed trade between the U.S. and China, which are two of the larger markets for steel and ferro‑alloys. This has led to reduced demand for ferro‑alloys in certain end‑markets, particularly industries such as automotive and appliances, which are sensitive to trade policies. The Company expects V₂O₅ prices could rise with stronger global economic confidence or greater demand from U.S. critical mineral initiatives.
During the three months ended March 31, 2026, the mid-point price (dollars per pound) of vanadium in Europe had the following activity:

	December 31,	March 31,	Percent	Quarterly	Quarterly	May 1,
Price	2025	2026	Change	Low	High	2026
Midpoint	$5.89	$5.93	1%	$5.40	$5.95	$6.11
Vanadium prices during recent periods have reflected a combination of global steel demand conditions, macroeconomic uncertainty and trade‑related developments. While demand for vanadium remains primarily tied to steel production, the Company believes longer‑term demand may also be influenced by infrastructure spending, energy transition initiatives and potential growth in energy storage applications.
The Company believes that vanadium market fundamentals remain closely linked to global steel demand and that pricing may continue to experience volatility in the near term. The Company continues to maintain vanadium inventory and believes this inventory provides it with flexibility to respond to improved market conditions or sales opportunities, should the Company elect to pursue sales, while managing downside risk during periods of price volatility.
Rare Earth Elements Market
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including EVs, robotics, wind energy, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and national defense applications. Monazite, the primary source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon‑free electricity using nuclear technology. According to industry analyst Wood‑Mackenzie, most demand for REEs is in the form of separated REEs, “as most end‑use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (according to Adamas Intelligence). By volume, NdPr, Dy and Tb used for permanent magnets in drive unit motors for EVs and plug‑in hybrid EVs (“PHEV”), and lanthanum (“La”) and cerium (“Ce”) used in catalysts comprised 60% of total consumption, yet over 90% of the value consumed.
Typical monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in mines that have historically fed the Mill. Of the 55% TREO, the NdPr typically comprises approximately 22% of the TREO. NdPr is among the most valuable of the REEs, as it is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful synchronous motors required in EVs, PHEVs, and permanent magnet used in wind turbines for renewable energy generation, as well as in an array of other modern technologies, including mobile devices and defense applications. Monazite also contains higher concentrations of “heavy” REEs than other REE-bearing minerals, including Dy and Tb used in permanent magnets used in EVs, PHEVs, defense and other applications, and Sm, Gd, Lu and/or Y, which are currently in limited demand, but are seeing growing interest by the U.S. government for national security purposes and manufacturers for commercial production.
The Company is currently focused primarily on NdPr, Tb and Dy, but has the capability to separate other REEs such as Sm, Eu, Gd, Lu and Y should market conditions and/or government demand support such activities. REEs are mined both as a primary target and as a co-product of HMS mining where the natural monazite sands are physically separated from the other mined sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and sent to SX circuits that have the primary role to separate the REEs into separate individual REEs by extraction, scrubbing stripping and washing. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used to produce permanent magnets and other applications.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively but numerous prices for various REE compounds and materials. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, and Tb oxides as those are the REEs the Company plans to target for high purity separation. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. Furthermore, if the Company successfully completes the acquisition of Australian Strategic Materials, the Company will have the potential to generate value from the production of REE metals and alloys.
Monazite Concentrates
Monazite concentrates are an excellent source of REEs, uranium and thorium, and particularly the magnetic REEs (NdPr, Sm, Tb and Dy) when compared to other REE-bearing minerals. The uranium in monazite can be used for nuclear power, and thorium can potentially be used for thorium salt reactors and medical isotope production.
Most monazite produced from HMS is in the form of either a separated monazite concentrate or as monazite contained in HMC. Currently, most monazite concentrates produced globally are shipped to China. Current demand growth for monazite is closely linked to the growing push for clean energy technologies, such as EVs and wind turbines.
Monazite prices have been on an upward trend since mid-2025 due to an improvement in REE pricing linked to Chinese government-imposed restrictions on REE exports from China. Prices continued to move upward through Q1 2026.
The following tables set forth the prices for certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to data from Benchmark Mineral Intelligence (“Benchmark”) (X-China pricing) and Asian Metal (Chinese pricing):

	December 31, 2025		March 31, 2026		Percent
Product/Price Index	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change
Benchmark (European)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	686	97.50	863	125.00	28%
Dy Oxide	6,912	988	8,975	1,300	32%
Tb Oxide	25,009	3,575	31,067	4,500	26%

Benchmark (North American)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	707	101	863	125	24%

Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	610	87.14	443	60.97	(27)%
Dy Oxide	1,330	190	1,660	229	25%
Tb Oxide	5,950	851	6,530	900	10%

Benchmark (European) Premium to Asian Metal (%)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	13%	13%	105%	105%	*
Dy Oxide	420%	420%	468%	468%	*
Tb Oxide	320%	320%	400%	400%	*
* Not relevant.

	May 1, 2026
Product/Price Index	(RMB¥/kg)	($/kg)
Benchmark (European)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	814	119.00
Dy Oxide	9,913	1,450
Tb Oxide	32,475	4,750

Benchmark (North American)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	814	119.00

Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	776	113.56
Dy Oxide	1,360	199
Tb Oxide	6,100	893

Benchmark (European) Premium to Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	4%	4%
Dy Oxide	629%	629%
Tb Oxide	432%	432%
* Not relevant.
The REE magnet market is expected to see significant growth through 2040 per Adamas Intelligence, driven by increasing demand for NdFeB magnets in EVs, PHEVs, robotics, advanced air mobility, and defense. While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, as well as Neo Performance Materials’ Silmet facility in Estonia, processing a variety of feedstocks and sources. In addition, there are small-scale or experimental operational facilities located elsewhere (Russia included).
The Company views its commercial production of separated NdPr, pilot production of separated Dy and Tb, and planned future production of separated Sm, Eu, and Gd, from both monazite concentrates (current) and MREC (future), as important first steps toward restoring a REE supply chain controlled by the U.S. where one currently does not exist. By acquiring the Vara Mada Project, Bahia Project, and the right to earn into a 49% interest in the Donald Project, the Company has secured what it believes will be low-cost monazite feedstocks that can be processed in the U.S. into separated REE products available for sale to U.S. and allied customers on a competitive basis. Upon successful development of those projects, expected to be in the 2028 to 2030 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Dy and Tb.
To further restore a U.S.-controlled REE supply chain, the Company expects to develop the Mill’s planned Phase 2 Circuit (expected in the 2028-to-2029 timeframe), which would have the capacity to allow the Mill to produce in total (from the Phase 1 Circuit and the Phase 2 Circuit) up to 6,000 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Dy and Tb, which would utilize all the monazite concentrates expected to be mined from the Company’s Vara Mada, Bahia, and Donald Projects and any additional monazite expected to be sourced from Chemours’ mines on the U.S. East Coast and others. Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill. On a global level, there is a potential to acquire natural monazite sands from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
Upon the successful acquisition of ASM, which is expected to occur as soon as July 2026, the Company will combine ASM’s Korean Metals Plant and its planned American Metals Plant with REE oxide production at the Mill. The Company will also own the advanced Dubbo REE Project in Australia. This transaction is expected to create what the Company believes would be the largest fully integrated REE “mine-to-metal and alloy” producer outside of China to close a critical strategic gap in the global supply chains for magnet applications, including automotive, robotic, energy and defense technologies. As demand for these advanced technologies increases in the coming years, the Company expects demand and prices for REEs to increase. Increases in supply sources for REEs are expected in conjunction with this anticipated rising demand.

Heavy Mineral Sands Market
General
HMS is typically categorized into titanium dioxide-bearing minerals such as ilmenite and rutile (but also including leucoxene and upgraded products such as slag and synthetic rutile), zircon, monazite and xenotime.
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
Weak global pigment demand continued through Q1 2026 due to ongoing economic weakness and the increased uncertainty and cost implications arising from the war in Iran. However, a combination of idled production at some major pigment operations, reductions in pigment inventory and rising input costs have resulted in major pigment producers announcing price increases through Q1 2026 into Q2 2026.
The sulfate pigment process, which relies on sulfur or sulfuric acid as a key input, remains the major technology utilized for pigment production in China. The recent steep increase in global sulfur prices resulting from production and trade disruptions in the Middle East have presented a major challenge to all sulfate pigment producers. This is compounding recent increases in export freight costs and the ongoing impact of high tariffs on Chinese pigment imports in the key markets of Europe, Brazil and India. Chinese pigment producers have begun seeking increases in pigment prices in an attempt to halt the prolonged squeeze on producer margins. Pigment production in China is the major global source of demand for sulfate ilmenite. As part of the attempt to improve financial performance, Chinese pigment producers continue to put pressure on sulfate ilmenite suppliers to reduce sulfate ilmenite prices. Increased shipping costs, resulting from recent fuel cost escalation, are expected to further erode net prices received by sulfate ilmenite suppliers.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers continue to experience challenges from the weak and uncertain economic conditions. However, the idling of a number of pigment plants (owned by a major global pigment producer who entered administration) across Europe and Asia has taken some pressure off the market and pigment inventories have recently been decreasing. Western pigment producers are competing to gain market share from the idled facilities as well as from Chinese producers in those markets in which tariffs have been applied to Chinese pigment imports. The idled pigment operations, as well as low production utilization rates at other production facilities, have eroded demand and pricing for rutile and chloride ilmenite. However, if western pigment producers succeed in gaining market share, and increasing their rates of production, demand for rutile and chloride ilmenite is expected to improve. The suspension of production of synthetic rutile by a major producer from December 1, 2025 may help to alleviate pressure on the high-grade feedstock market through 2026. Chloride ilmenite, regarded as a niche feedstock for western pigment production with a high relative economic value, is typically purchased under long-term offtake arrangements and generally experiences limited short-term price fluctuations. An incident at a major mineral sands mining operation in Africa during Q1 2026 is likely to impact chloride ilmenite supply for a significant part of 2026.
Demand for rutile from the welding and titanium metal sectors remains firm. The main drivers of demand have been the shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. However, the extent of the rutile price premium into these sectors (above pigment sector pricing) has eroded due to an excess of global supply including the increase in production of premium rutile in China from concentrates being imported into China from Africa.
The Company believes that longer-term fundamentals for rutile and all grades of ilmenite are positive. Long-term pigment demand, driving consumption of rutile and ilmenite, is expected to grow at the rate of global GDP and should recover from the subdued conditions of recent years as more certainty returns to markets and we see a return to sustainable growth in housing and building sectors. Supply of TiO2 feedstock to meet future demand remains dependent on a significant amount of new supply entering the market from new projects.
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
While zircon market conditions generally remained subdued through Q1 2026, the curtailment of supply by some major producers, together with some supply disruptions and a reduction in inventories in China, appears to have stabilized zircon prices and led to some zircon producers seeking price increases for Q2 2026. After a prolonged period of weakness, zircon demand in China, the largest global consumer of zircon, appears to have improved in the early stages of 2026. Improvement in zircon prices will depend on the extent and sustainability of this uplift in demand and the extent to which reduced supply returns to the market.
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
The following table sets forth certain HMS prices in USD$/t (freight on board basis), according to TZ Minerals International Pty Ltd.’s estimated market prices published in March 2026:

	December 31, 2025	March 31, 2026	Percent
Product	($/t)	($/t)	Change
Zircon (Premium)	1,600	1,510	(6)%
Rutile (Premium, bulk)	1,200	1,150	(4)%
Chloride Ilmenite (60 % TiO2)	280	245	(13)%
Sulfate Ilmenite (50 % TiO2)	235	195	(17)%
Inventories
The Company is well-stocked to meet its long-term uranium contract sales and potential spot sales as market conditions warrant. The Company’s inventory balances as of March 31, 2026 were as follows:

Ore, mineralized material and raw materials (estimated contained pounds of U3O8)	960,000
Work-in-process (contained pounds of U3O8)	180,000
Finished pounds of U3O8	1,100,000
Total pounds of finished and contained U3O8	2,240,000
The mix between contained uranium in ore and mineralized material inventories and finished U3O8 product inventory depends on the timing of the processing of stockpiled uranium mineralized material at the Mill, any spot uranium sales or purchases the Company may elect to complete in 2026.
As of March 31, 2026, the Company has approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
Outlook for Remainder of 2026
Guidance
The Company’s guidance for 2026 is as follows:

	Low	High
Mined (contained pounds of U3O8)	2,000,000	2,500,000
Processed (finished pounds of U3O8)(1)	1,500,000	2,500,000
Sales (pounds of U3O8)(2)	1,500,000	2,000,000
(1) Assumes the conventional uranium Mill run continues through 2026 including downtime for planned maintenance. The conventional Mill run is expected to be completed once available stockpiled mineralized materials have been processed. A subsequent Mill run will proceed pending receipt of sufficient mineralized material stockpiles to justify the restart, which is currently expected to be in later in 2026 or early in 2027.

(2) Subject to sales into the spot market depending on market conditions.
Finished Uranium Costs Expected to Continue to Decline
The Company commenced processing low-cost Pinyon Plain mine ores in Q4 2025. We expect to process approximately 1.5 to 2.5 million pounds of finished U3O8 in 2026. During this Mill run, the Company expects the average mining and transportation costs to the Mill for Pinyon Plain ore to be $10 to $14 per pound of recovered U3O8, which together with an expected milling cost of approximately $13 to $16 per pound U3O8, are expected to result in a total weighted average cost of approximately $23 to $30 per pound of U3O8 recovered. The Company believes this ranks among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores are expected to be blended and processed with a relatively small quantity of lower grade, higher cost, La Sal/Pandora ores at the Company’s discretion.
The Company’s inventories of finished U3O8 had a weighted average cost of approximately $36 per pound U3O8 as of March 31, 2026, reflecting the weighted average cost of production and purchases of finished inventories from various sources over the years, as the Company continued to ramp up production and maximize economies of scale, including from Alternate Feed Materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and purchases of uranium on the spot market. These costs do not fully reflect the expected lower costs of recently mined ores from the Pinyon Plain mine, which had only been processed and added to inventories commencing in early October (a conventional ore processing run, including Pinyon Plain and La Sal/Pandora ores, commenced at the Mill in early October 2025).
As the Company accounts for cost of goods sold as the weighted average cost of its finished product inventories, sales of uranium produced in 2026 will reflect the blended average of the 1,100,000 pounds of U3O8 in finished inventories as of December 31, 2025, plus the cost of additional finished U3O8 produced from blended Pinyon Plain and La Sal/Pandora ores. This is expected to result in costs of goods sold continuing to decline to the $30 to $40 per pound range in during the remainder of 2026, depending on the quantity of any additional spot sales of inventory that may be made in throughout 2026. The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.
Based on expected decreasing cost of goods sold and conservative uranium price forecasts, gross margins from the Company’s uranium sales are expected to increase over time through 2026, subject to the pricing of its contracts at the time of sale.
Uranium Sales
The Company sells uranium into its long-term contract portfolio and as well as a portion of its inventories on the spot market depending on uranium price movements and inventories.
The Company’s six long-term utility contracts require future deliveries of uranium between 2026 and 2032. The actual volumes delivered under these contracts varies based on the buyer’s exercise of options and quantity flexibility. The Company remains actively engaged in pursuing additional selective long-term uranium sales contracts due to observed upticks in interest from nuclear utilities seeking long-term supply. As of March 31, 2026, the Company’s contracted uranium sales volumes are as follows (in pounds):

	Minimum	Base	Maximum
Remainder of the year ending December 31, 2026	330,000	400,000	470,000
Year ending December 31, 2027	770,000	890,000	1,130,000
Year ending December 31, 2028	770,000	890,000	1,130,000
Year ending December 31, 2029	490,000	560,000	1,010,000
Year ending December 31, 2030	400,000	460,000	900,000
Thereafter	160,000	160,000	240,000
Total	2,920,000	3,360,000	4,880,000
The Company holds uncommitted inventory and expects to evaluate additional spot and/or long-term uranium sales opportunities. The Company may also evaluate the purchase of uranium on the spot market, subject to market conditions, contract requirements and the Mill’s schedule for processing uranium ore stockpiles at the Mill.

Succession Planning
On April 15, 2026, the Company appointed Ross R. Bhappu as its President and Chief Executive Officer pursuant to a previously announced management succession plan. Mr. Bhappu succeeded Mark S. Chalmers, who retired after more than eight years as Chief Executive Officer. In connection with his retirement, Mr. Chalmers was entitled to retirement‑related benefits under his employment arrangements, including approximately $2.10 million in cash severance and equity‑based awards valued at approximately $1.05 million. These arrangements were contemplated as part of the Company’s previously established succession planning process. Mr. Chalmers agreed to continue to support the Company as an exclusive consultant for a two‑year period. The Company believes this leadership transition provides continuity while positioning the Company to advance into its next phase of growth.
The San Juan County Clean Energy Foundation
The San Juan County Clean Energy Foundation (the “Foundation”) is a fund specifically designed to contribute to the communities surrounding the Mill in southeastern Utah. Energy Fuels deposited an initial $1 million into the Foundation at the time of formation and now provides ongoing funding equal to 1% of the Mill’s revenues, thereby providing an ongoing source of funding to support local priorities. The Foundation focuses on supporting education, the environment, health/wellness, and local economic development in the City of Blanding, San Juan County, the White Mesa Ute Community, the Navajo Nation and other area communities.
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of March 31, 2026, the Foundation has awarded 48 grants totaling $0.86 million, of which $0.29 million was committed to Native American initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through the three months ended March 31, 2026. This is due to generally depressed uranium and vanadium prices up until 2024, low quantities of monazite to recover salable REE products, which has not allowed the Company to realize economies of scale and capital expenditures to develop the Company’s growing portfolio projects.
As part of its growth objectives and business plan, the Company routinely assesses strategic acquisition, investment and financing opportunities, including opportunities at various stages of the supply chain that are complementary or adjacent to the Company’s current operations. The Company is currently in various stages of considering, and in some cases discussing and negotiating with counterparties in relation to, such acquisition, investment and financing opportunities. There is no certainty, and no assurance can be given, as to whether any definitive agreements will be entered into in relation to any material acquisition, investment or financing opportunities in the future. Further, even if any such definitive agreements are entered into in the future, no assurance can be provided as to whether any material transactions will ultimately be completed.
The Company’s ability to execute its business plan effectively will depend in part on its ability to raise additional capital for the completion of any material future acquisitions and investments. No assurance can be given that any such additional funding will be made available or that, if available, it will be available on terms acceptable to the Company or its shareholders. Any additional equity financing raised to provide such funding, or issuance of shares as consideration under the relevant transaction, may be dilutive to shareholders and any debt financing, if available, may involve restrictions on financing and operating activities. In addition, if any such acquisition, investment or joint venture opportunities are completed, the Company may be exposed to risks specific to the acquired business or asset, including risks relating to operations, regulatory compliance, technology, supply chains, markets, management, integration, or other factors that differ from, or are outside of, the Company’s historical areas of experience, and such risks could adversely affect the Company’s business, financial condition, results of operations and prospects.
We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues, income or cash flows of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company’s six long-term uranium supply agreements, with remaining deliveries of 330,000 to 470,000 pounds in 2026 depending on customer elections; (b) the Company continuing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market; (ii) U.S. government laws and programs, including any tariffs enacted by the President and retaliatory tariffs proposed by other countries, which could increase the cost to produce any of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how much tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iii) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)	Percent
Revenues	$35,838	$16,898	$18,940	112%
Operating costs and expenses:
Costs applicable to revenues	21,475	18,124	3,351	18%
Exploration, development and processing (excluding share-based compensation)	8,094	6,446	1,648	26%
Standby	3,336	1,867	1,469	79%
Accretion of asset retirement obligations	597	1,073	(476)	(44)%
Selling, general and administration (excluding share-based compensation)	13,370	12,976	394	3%
Share-based compensation	3,511	2,605	906	35%
Transaction and integration related costs	2,383	—	2,383	*
Total operating costs and expenses	52,766	43,091	9,675	22%
Operating loss	(16,928)	(26,193)	9,265	(35)%
Other income (expense):
Gain on sale of assets	292	355	(63)	(18)%
Loss in unconsolidated affiliates	(62)	(141)	79	(56)%
Other income (loss)	5,786	(1,491)	7,277	*
Total other income (loss)	6,016	(1,277)	7,293	*
Loss before income taxes	(10,912)	(27,470)	16,558	(60)%
Income tax benefit (expense)	(48)	1,146	(1,194)	*
Net loss	$(10,960)	$(26,324)	$15,364	(58)%

Basic net loss per share	$(0.04)	$(0.13)	$0.09	*
Diluted net loss per share	$(0.04)	$(0.13)	$0.09	*
*Not meaningful.
For the three months ended March 31, 2026, net loss decreased by $15.36 million to $10.96 million or $0.04 per share from $26.32 million or $0.13 per share for the three months ended March 31, 2025, primarily due to higher uranium concentrates revenues driven by the timing of uranium contract deliveries, as well as an increase in other income, partially offset by higher operating costs between periods.
Revenues
Revenues increased by $18.94 million to $35.84 million for the three months ended March 31, 2026, from $16.90 million for the three months ended March 31, 2025, primarily due to higher uranium concentrates revenues driven by the timing of contract deliveries, the Mill’s operating schedules and related market conditions, partially offset by the absence of HMS sales.
Costs Applicable to Revenues
Costs applicable to revenue increased by $3.36 million to $21.48 million for the three months ended March 31, 2026, from $18.12 million for the three months ended March 31, 2025, primarily due to higher uranium volumes sold at higher cost per pound of U3O8, partially offset by the absence of HMS sales and related costs.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) increased by $1.64 million to $8.09 million for the three months ended March 31, 2026 from $6.45 million for the three months ended March 31, 2025 primarily due to higher development costs at the Mill for increased headcount and higher exploration costs at the Bahia Project, partially offset by lower costs capitalized to mineral properties between periods as the Company established proven and probable reserves for the Juniper Zone at Pinyon Plain.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for several of the Company’s projects as of March 31, 2026, with the exception of its Vara Mada, Pinyon Plain and Sheep Mountain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $1.47 million to $3.34 million for the three months ended March 31, 2026 from $1.87 million for the three months ended March 31, 2025, primarily due to advancing permitting and development on its Roca Honda Project and higher general maintenance costs as a result of inflation.
Accretion of asset retirement obligations
Accretion of asset retirement obligations decreased by $0.47 million to $0.60 million for the three months ended March 31, 2026 from $1.07 million for the three months ended March 31, 2025, primarily due to the substantial completion of rehabilitation activities at the Kwale Project.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $0.39 million to $13.37 million for the three months ended March 31, 2026 from $12.98 million for the three months ended March 31, 2025, primarily due to increases in general headcount, salaries and benefits.
Share-based compensation
Share-based compensation increased by $0.90 million to $3.51 million for the three months ended March 31, 2026 from $2.61 million for the three months ended March 31, 2025, primarily due to the higher grant fair values of awards.
Transaction and integration related costs
Transaction and integration related costs are for legal, advisory and accounting fees directly related to the planned acquisition of ASM. Transaction and integration related costs were $2.38 million for the three months ended March 31, 2026. There were no transaction and integration related costs incurred during the three months ended March 31, 2025.
Other Income (Loss)
Other income (loss)
Other income was $5.79 million, net for the three months ended March 31, 2026. Other loss was $1.49 million, net for the three months ended March 31, 2025. The change was primarily due to mark-to-market gains on marketable securities in 2026 compared to mark-to-market losses in 2025, higher realized gains on maturities of marketable securities, and higher interest income, partially offset by a lower foreign exchange loss in 2026. See Note 14 — Supplemental Financial Information for more information.
Income tax benefit (expense)
Income tax expense was $0.05 million for the three months ended March 31, 2026 on loss before income taxes of $10.91 million. The income tax expense is primarily due to Brazil income tax arising from transfer pricing revenue recognized. Income tax benefit was $1.15 million for the three months ended March 31, 2025 on loss before income taxes of $27.47 million. The income tax benefit was primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) REE and (iii) HMS. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces vanadium pentoxide, V2O5, as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a coproduct of uranium process streams at the Mill. The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. During the year ended December 31, 2025, the Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill. The Company expects to procure monazite through Company-owned mines like the Vara Mada Project, Bahia Project, its JV interest in the Donald Project and other potential joint ventures or other collaborations, as well as open market purchases. The HMS segment engages in the exploration, development and recovery of HMS at the Kwale Project (now in reclamation), Bahia Project and Vara Mada Project and includes the Company’s equity method investments in the Donald Project JV and Tate. The Company recovers stand-alone ilmenite, rutile, zircon and monazite to provide sources of titanium and zirconium.
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2026
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$35,720	$—	$—	$35,720
Alternate Feed Materials, processing and other	118	—	—	118
Total revenues	$35,838	$—	$—	$35,838
Costs applicable to revenues
Costs applicable to uranium concentrates	$21,475	$—	$—	$21,475
Total costs applicable to revenues	$21,475	$—	$—	$21,475

	Three Months Ended March 31, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$—	$—	$—	$—
Heavy mineral sands	—	—	15,543	15,543
Alternate Feed Materials, processing and other	1,355	—	—	1,355
Total revenues	$1,355	$—	$15,543	$16,898
Costs applicable to revenues
Costs applicable to heavy mineral sands	—	—	18,124	18,124
Total costs applicable to revenues	$—	$—	$18,124	$18,124

The following table sets forth select operating data and financial metrics:

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)	Percent
Volumes sold
Uranium concentrates (lbs.)	510,000	—	510,000	*
Heavy mineral sands (tonnes)	—	21,117	(21,117)	*

Realized sales price
Uranium concentrates ($/lb.)	$70.04	$—	70.04	*
Heavy mineral sands ($/tonne)	—	736	(736)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$42.11	$—	42.11	*
Heavy mineral sands ($/tonne)	—	858	(858)	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates was $35.72 million for the three months ended March 31, 2026. The Company sold 100,000 pounds of U3O8 on the spot market for $9.59 million at a weighted average sales price of $95.88 per pound for the three months ended March 31, 2026. The Company sold 410,000 pounds of U3O8 under existing long-term contracts for $26.13 million, at a weighted average sales price of $63.74 per pound for the three months ended March 31, 2026.
There were no revenues from uranium concentrates for the three months ended March 31, 2025.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $1.24 million to $0.12 million for the three months ended March 31, 2026 from $1.36 million for the three months ended March 31, 2025. The decrease is primarily due to processing certain alternate feed material including the recognition of related deferred revenue during the three months ended March 31, 2025.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates was $21.48 million for the three months ended March 31, 2026. There were no costs applicable to uranium concentrates for the three months ended March 31, 2025.
Rare Earth Element Segment Results
There were no revenues or costs applicable to rare earth element revenues for either of the three months ended March 31, 2026 and 2025.
Heavy Mineral Sand Segment Results
Revenues from HMS were $15.54 million and costs applicable to HMS were $18.12 million for the three months ended March 31, 2025. There were no revenues or costs applicable to heavy mineral sands for the three months ended March 31, 2026.

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
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement went effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300.00 million in additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the three months ended March 31, 2026, the Company issued 3.04 million Common Shares for net proceeds of $52.77 million under the ATM. See Note 11 — Basic and Diluted Net Income (Loss) Per Common Share for more information.
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
Net proceeds from the offering are intended to support REE initiatives, including expansion at the White Mesa Mill and the Donald Project, as well as general corporate purposes.
Working Capital and Future Requirements for Funds
As of March 31, 2026, the Company had working capital of $956.63 million, including $108.45 million in cash and cash equivalents, $802.24 million of marketable securities, approximately 1,100,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$8,323	$(18,831)
Net cash used in investing activities	(15,097)	(23,369)
Net cash provided by financing activities	49,689	77,841
Effect of exchange rate fluctuations on cash held in foreign currencies	983	(1,069)
Net change in cash, cash equivalents and restricted cash	43,898	34,572
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$131,102	$93,177
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $8.32 million for the three months ended March 31, 2026. Net cash used in operating activities was $18.83 million for the three months ended March 31, 2025. The increase is primarily due to higher cash receipts from uranium sales during the period, including the collection of a significant portion of receivables within the quarter, and lower cash outflows associated with asset retirement obligation settlements, as the prior year period reflected higher settlement activity.
Net cash used in investing activities
Net cash used in investing activities decreased by $8.27 million to $15.10 million for the three months ended March 31, 2026 from $23.37 million for the three months ended March 31, 2025. The decrease is primarily due to a decrease in the net cash outflows from purchases and maturities of marketable securities of $8.91 million, decrease in additions of $3.23 million to property, plant, and equipment and mineral properties between periods, decreased contributions to our investments in the Donald Project JV and Tate of $2.64 million, which was partially offset by proceeds from asset sales of $0.29 million during the three months ended March 31, 2026.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $28.15 million to $49.69 million for the three months ended March 31, 2026 from $77.84 million for the three months ended March 31, 2025, primarily due to lower proceeds of $24.86 million for the issuance of Common Shares for cash, net under the ATM and the increase of $4.36 million in cash paid upon vesting of RSUs.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2025. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.
Off Balance Sheet Arrangements
See Note 15 — Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of March 31, 2026 (in thousands):

Cash and cash equivalents	$5,460
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of March 31, 2026, with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$60

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(60)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of March 31, 2026, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2025 or in this Form 10-Q for the three months ended March 31, 2026.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, other than as disclosed in this Form 10-Q for the three months ended March 31, 2026.
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
ITEM 5. OTHER INFORMATION.
On May 5, 2026, the Company, together with its wholly owned subsidiary Energy Fuels Resources (USA) Inc., entered into a new Employment Agreement with Ross R. Bhappu, newly appointed President and Chief Executive Officer and executive Director of the Company, having an effective date of April 16, 2026 (the “Bhappu Agreement”). The Bhappu Agreement is the same, in most respects, to his original employment agreement dated July 30, 2025, having an effective date of August 4, 2025 (the “Original Agreement”), pursuant to which he was acting as President of the Company, except as follows:
1.Mr. Bhappu’s annual base salary was updated from the Original Agreement’s $550,000 to $600,000, subject to review and increase at the discretion of the Company (the “Revised Bhappu Base Salary”);
2.Any notice given by the Company or Mr. Bhappu not to renew the Bhappu Agreement after its initial two-year term shall be provided in writing at least one hundred eighty (180) days, rather than ninety (90) days as contemplated by the Original Agreement, prior to the end of the employment period then in effect. As a result, the Bhappu Agreement will be automatically renewed for twelve (12) additional months, and if neither Company nor Mr. Bhappu provides written notice of intent not to renew the Bhappu Agreement prior to one hundred eighty (180) days before the end of such additional 12-month period, the Bhappu Agreement will continue to be automatically renewed for successive additional 12-month periods until such time as either the Company or Mr. Bhappu provides written notice of intent not to renew prior to one hundred eighty (180) days before the end of any such renewal period; and
3.The Company may terminate the Bhappu Agreement for just cause, without just cause or in the event of a disability. Mr. Bhappu may terminate his employment for “good reason” upon occurrence of the events specified in the Bhappu Agreement. In the event Mr. Bhappu’s employment is terminated by the Company without Just Cause or upon a Disability, or Mr. Bhappu elects to resign for Good Reason (as each are defined in the Bhappu Agreement), or upon his death, he or his estate will be entitled to severance pay equal to 2.0 times (rather than 1.0 times per the Original Agreement) the sum of the Revised Bhappu Base Salary and the “Bhappu Target Cash Bonus” (being 85% of the Revised Bhappu Base Salary for the year in which the cash bonus is paid, subject to the Company’s Short Term Incentive Plan) for the full year in which the date of termination occurs (the “Regular Severance Factor”), plus all accrued obligations, including any outstanding Revised Bhappu Base Salary, accrued and unused vacation pay and any other cash benefits accrued up to and including the date of termination (“Accrued Obligations”), less required withholdings. The estimated amount payable to Mr. Bhappu in the case of termination without Just Cause or upon Disability, or for Good Reason or death, based upon the Revised Bhappu Base Salary, would be a cash payment in the amount of $2,220,000.

However, in the case of termination following a Change of Control (as defined in the Bhappu Agreement), Mr. Bhappu or his estate will be entitled to severance pay equal to 2.99 times the sum of the Revised Bhappu Base Salary and the Bhappu Target Cash Bonus for the full year in which the date of termination occurs (the “Change of Control Severance Factor”), plus all Accrued Obligations, less required withholdings (as the case may be, subject to either the Regular Severance Factor or Change of Control Severance Factor, the “Bhappu Severance Amount”). The estimated amount payable to Mr. Bhappu in the case of termination following a Change of Control, subject to the Change of Control Severance Factor and based upon the Revised Bhappu Base Salary, would be a cash payment in the amount of $3,318,900.
In addition to his Bhappu Target Cash Bonus opportunity during each calendar year, Mr. Bhappu has an equity award opportunity during each calendar year with a target value equal to 120% of his Revised Bhappu Base Salary, subject to the Company’s Long Term Incentive Plan.
If Mr. Bhappu’s employment is terminated without just cause or for a disability, or Mr. Bhappu elects to resign for good reason, or Mr. Bhappu dies, in any case whether before or after a change of control or in the absence of any change of control, then, in addition to the payment of the Bhappu Severance Amount and all Accrued Obligations, Mr. Bhappu or his estate will (A) have up to the earlier of (i) 90 days from the date of termination for all cases other than death and twelve (12) months from the date of termination in the case of death, or (ii) the expiry date when the particular stock option expires, to exercise the stock options previously granted to Mr. Bhappu that have vested but have not yet been exercised; (B) be paid (or issued shares issuable thereunder) any RSUs that have vested and are unpaid as of the date of termination; and (C) receive any other rights available to him or his estate in respect of any SARs or other awards granted to Mr. Bhappu up to his date of termination. Any stock options and RSUs that are not vested on or before his date of termination will be immediately cancelled and forfeited to the Company.
Mr. Bhappu is also subject to a Confidentiality and Non-Solicitation Agreement.
The forgoing summary does not purport to be complete and is qualified in its entirety by reference to the Bhappu Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5–1 Trading Arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Articles of Continuance dated September 2, 2005 (1)
3.2	Articles of Amendment dated May 26, 2006 (2)
3.3	By-laws (3)
4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (4)
4.2	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and as further amended on May 24, 2024 and April 21, 2025 (5)
4.3	Indenture dated October 3, 2025 between Energy Fuels Inc. and U.S. Bank Trust Company, National Association, as Trustee (6)
4.4	Form of 0.75% Convertible Senior Note due 2031 (7)
10.1
Sales Agreement by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities Inc., LLC, and H. C. Wainwright & Co., LLC dated June 13, 2025 (8)

10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (9)

10.3	Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated August 9, 2024 (10)
10.4	Employment Agreement by and between Energy Fuels Inc. and Nathan R. Bennett dated July 10, 2025 (11)
10.5	Employment Agreement by and between Energy Fuels Inc. and Ross R. Bhappu executed May 5, 2026, with an effective date of April 16, 2026
10.6	Purchase Agreement dated September 30, 2025 between Energy Fuels Inc. and Goldman Sachs & Co. LLC (12)
10.7	Form of Capped Call Transaction Confirmation (13)
10.8
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (14)

10.9	Scheme Implementation Deed, dated as of January 21, 2026 (AWST), by and among Energy Fuels Inc. and Australian Strategic Materials Limited (15)
23.1	Consent of Daniel D. Kapostasy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(2)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(5)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 23, 2025.
(6)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(7)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(8)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on June 13, 2025.
(9)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(10)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on September 30, 2024.
(11)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on July 22, 2025.
(12)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(13)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(14)	Incorporated by reference to Exhibit 10.14 of Energy Fuels Inc.’s Form 10-K/A filed with the SEC on June 28, 2024.
(15)	Incorporated by reference to Exhibit 10.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on January 26, 2026.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUELS INC.
(Registrant)

Dated: May 6, 2026	By:	/s/ Ross R. Bhappu
Ross R. Bhappu
President and Chief Executive Officer

Dated: May 6, 2026	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer