Form 10-Q
period 2026-06-30
ENERGY FUELS INC
filed 2026-08-05
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2026, the registrant had 249,965 common shares (the “Shares” or “Common Shares”) (in thousands), without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended June 30, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels,” “we,” “us” or “our”): anticipated results and progress of our operations in future periods; planned exploration, development and operation of our mineral properties; plans related to our business, including the ramp-up of uranium production and the expansion of our rare earth element (“REE”) and heavy mineral sands (“HMS”) initiatives; our continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; development activities at our Bahia HMS and REE project in Brazil (the “Bahia Project”); our reclamation activities at the Kwale HMS Project in Kenya (the “Kwale Project”) and development activities at the Vara Mada REE and HMS Project in Madagascar (the “Vara Mada Project,” formerly known as the Toliara Project); the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS Project in Australia (the “Donald Project”); plans related to the potential recovery of radioisotopes at the Mill for use in targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium, uranium/vanadium, REE or HMS mineral properties; any plans related to the acquisition of metal-and-alloy, permanent magnet materials and magnetic solutions, or other projects to build out a western / western-allied-origin supply chain; expectations with respect to the conditional Department of War, U.S. Office of Strategic Capital (the “OSC”) loan commitment; expectations regarding production levels, costs, margins and timing; historic and estimated Mineral Resources and Mineral Reserves; maintenance and renewal of permits; expectations regarding political or government stability and regulatory conditions in jurisdictions in which we operate; expectations regarding the formalization of fiscal and other terms applicable to the Vara Mada Project with the Government of Madagascar through an investment agreement, amendments to existing laws or other mechanisms; any expectation that positive final investment decisions (“FID” or “FIDs”) will be made for the Vara Mada Project, Donald Project and/or Bahia Project, or that any such projects will be developed; and any expectations regarding the outcome(s) of any pending or future litigation. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
•global economic risks, including the imposition of tariffs and/or reciprocal tariffs that affect global markets, including: risks to the salability of our separated neodymium-praseodymium (“NdPr”), REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”) and HMS products including ilmenite, rutile and zircon (collectively, “HMS products”) (collectively, our “Goods”) internationally; risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); risks associated with the application and severity of tariff rates imposed on our Goods and Supply Chain Needs; risks of inflation; risks of escalation in global trade conflicts in jurisdictions where we operate; and risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
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
•risks that the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce samarium (“Sm”), europium (“Eu”), gadolinium (“Gd”), dysprosium (“Dy”), terbium (“Tb”), lutetium (“Lu”) and/or yttrium (“Y”) at scale at the Mill; that it does not have, or is not able to develop, the technical knowhow to design, construct and commission expansions of its existing infrastructure, including expansions of its Phase 1 REE separation circuit, to produce such REEs from monazite within expected timeframes; or that appropriate market conditions will not prevail;
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
•risks that drilling programs results will not significantly increase mineable uranium resources, confirm additional high-grade zones of mineralization, or result in lower mining or milling costs;
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
•risks associated with fluctuations in price levels for HMS products, including ilmenite, rutile and zircon;
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
•risks associated with the conditional OSC loan commitment, including risks that the Company will not satisfy loan conditions and that the proposed financing will not be completed, and that funding of and support for the transactions contemplated by the financing commitment will be modified, challenged or impaired in the future;
•risks associated with the proposed acquisition of Australian Strategic Materials Limited (“ASM”) and Vacuumschmelze GmbH & Co. KG (“VAC”), including risks that the transactions may not close;
•risks associated with obtaining project debt financing for the Company’s Donald Project, targeted at AUD$220 million, including that the debt financing will not be obtained as targeted or at all, and if obtained, that the Company will not meet necessary loan conditions and requirements;
•risks associated with the $250 million term loan financing commitment from Goldman Sachs (the “Senior Secured Term Loan Facility”), including a failure of the Company to meet necessary loan conditions and requirements;
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
All mineral estimates constituting mining operations that are material to our business or financial condition included in this Quarterly Report, and in the documents incorporated by reference herein, have been prepared in accordance with both 17 CFR Subparts 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”), the SEC’s mining disclosure framework, and Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Furthermore, all mineral estimates constituting mining operations included in this Quarterly Report are supported by feasibility studies, pre-feasibility studies or initial assessments prepared in accordance with both the requirements of S-K 1300 and NI 43-101. S-K 1300 and NI 43-101 both provide for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300 or NI 43-101. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.
For purposes of S-K 1300 and NI 43-101, as of June 30, 2026, the Company is classified as a production stage issuer because it is engaged in the material extraction of Mineral Reserves on at least one material property.
All mineral disclosure reported in this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (Note 17)	$25,108	$4,212	$60,946	$21,110
Operating costs and expenses:
Costs applicable to revenues	10,690	3,655	32,165	21,779
Exploration, development and processing	8,440	9,255	16,870	15,941
Standby	2,872	1,780	6,208	3,647
Accretion of asset retirement obligations	3,711	862	4,308	1,935
Selling, general and administration	19,238	14,835	35,783	30,176
Transaction and integration related costs	10,732	—	13,115	—
Total operating costs and expenses	55,683	30,387	108,449	73,478
Operating loss	(30,575)	(26,175)	(47,503)	(52,368)

Other income (expense):
Gain on sale of assets	69	3,135	361	3,490
Loss in unconsolidated affiliates	(2,329)	(280)	(2,391)	(421)
Other income (loss) (Note 14)	(723)	1,506	5,063	15
Total other income (loss)	(2,983)	4,361	3,033	3,084
Loss before income taxes	(33,558)	(21,814)	(44,470)	(49,284)
Income tax benefit (expense)	(45)	(26)	(93)	1,120
Net loss	(33,603)	(21,840)	(44,563)	(48,164)
Net loss attributable to non-controlling interest	(225)	(28)	(341)	(55)
Net loss attributable to Energy Fuels Inc.	$(33,378)	$(21,812)	$(44,222)	$(48,109)

Basic net loss per share (Note 11)	$(0.13)	$(0.10)	$(0.18)	$(0.23)
Diluted net loss per share (Note 11)	$(0.13)	$(0.10)	$(0.18)	$(0.23)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(33,603)	$(21,840)	$(44,563)	$(48,164)
Other comprehensive income
Foreign currency translation adjustment	697	3,688	3,066	3,091
Total other comprehensive income	697	3,688	3,066	3,091
Total comprehensive loss	$(32,906)	$(18,152)	$(41,497)	$(45,073)

Total comprehensive loss attributable to non-controlling interest	$(225)	$(28)	$(341)	$(55)
Total comprehensive loss attributable to Energy Fuels Inc.	$(32,681)	$(18,124)	$(41,156)	$(45,018)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$58,416	$64,736
Marketable securities (Notes 3 and 16)	878,338	797,106
Trade and other receivables, net, no allowance for credit losses as of June 30, 2026 and December 31, 2025 (Note 4)	15,071	18,018
Inventories (Note 5)	75,037	73,492
Prepaid expenses and other current assets	6,180	5,319
Total current assets	1,033,042	958,671
Mineral properties, net (Note 6)	328,589	312,266
Property, plant and equipment, net (Note 6)	74,190	69,795
Investments, net (Note 7)	35,432	27,525
Marketable securities (Notes 3 and 16)	24,905	10,241
Intellectual property, net (Note 8)	4,229	4,367
Restricted cash (Note 10)	22,846	22,468
Other assets	9,968	6,519
Total assets	$1,533,201	$1,411,852

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 14)	$29,185	$24,985
Asset retirement obligations (Note 10)	2,496	788
Contingent consideration (Notes 16 and 18)	1,767	1,723
Other liabilities (Note 14)	3,581	3,737
Total current liabilities	37,029	31,233
Convertible senior notes, net (Notes 9 and 16)	677,684	675,688
Asset retirement obligations (Note 10)	21,035	21,407
Other liabilities	655	954
Total liabilities	736,403	729,282
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 249,919 and 240,366 as of June 30, 2026 and December 31, 2025, respectively	1,326,279	1,170,958
Accumulated deficit	(533,879)	(489,657)
Accumulated other comprehensive income (loss)	170	(2,896)
Total shareholders’ equity	792,570	678,405
Non-controlling interest	4,228	4,165
Total equity	796,798	682,570
Total liabilities and equity	$1,533,201	$1,411,852

Commitments and contingencies (Note 15)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	240,366	$1,170,958	$(489,657)	$(2,896)	$678,405	$4,165	$682,570
Net loss	—	—	(10,844)	—	(10,844)	(116)	(10,960)
Other comprehensive income	—	—	—	2,369	2,369	—	2,369
Shares issued for cash by at-the-market offering	3,042	54,399	—	—	54,399	—	54,399
Share issuance cost	—	(1,632)	—	—	(1,632)	—	(1,632)
Share-based compensation	—	3,648	—	—	3,648	—	3,648
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	662	(5,023)	—	—	(5,023)	—	(5,023)
Shares issued for exercise of stock options	324	2,101	—	—	2,101	—	2,101
Common shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	16	(156)	—	—	(156)	—	(156)
Balance as of March 31, 2026	244,410	$1,224,295	$(500,501)	$(527)	$723,267	$4,049	$727,316
Net loss	—	—	(33,378)	—	(33,378)	(225)	(33,603)
Other comprehensive income	—	—	—	697	697	—	697
Shares issued for cash by at-the-market offering	5,333	103,410	—	—	103,410	—	103,410
Share issuance cost	—	(3,102)	—	—	(3,102)	—	(3,102)
Share-based compensation	—	3,899	—	—	3,899	—	3,899
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	83	(2,311)	—	—	(2,311)	—	(2,311)
Shares issued for exercise of stock options	92	603	—	—	603	—	603
Common shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	1	(515)	—	—	(515)	—	(515)
Cash received from non-controlling interest	—	—	—	—	—	404	404
Balance as of June 30, 2026	249,919	$1,326,279	$(533,879)	$170	$792,570	$4,228	$796,798

	Common Stock		Accumulated Deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non-controlling interests	Total equity
	Shares	Amount
Balance as of December 31, 2024	198,667	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued for cash by at-the-market offering	15,808	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	293	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70	123	—	—	123	—	123
Cash received from non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,838	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429
Net loss	—	—	(21,812)	—	(21,812)	(28)	(21,840)
Other comprehensive income	—	—	—	3,688	3,688	—	3,688
Shares issued for cash by at-the-market offering	14,585	76,313	—	—	76,313	—	76,313
Share issuance cost	—	(2,057)	—	—	(2,057)	—	(2,057)
Share-based compensation	—	3,202	—	—	3,202	—	3,202
Common shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	2	—	—	—	—	—	—
Shares issued for exercise of stock options	—	34	—	—	34	—	34
Balance as of June 30, 2025	229,425	$1,095,295	$(452,132)	$(2,981)	$640,182	$4,587	$644,769
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (Expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(44,563)	$(48,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	3,095	2,611
Share-based compensation	7,152	5,490
Accretion of asset retirement obligations	4,308	1,935
Settlement of asset retirement obligations	(2,972)	(14,187)
Foreign exchange loss	1,383	1,516
Loss in unconsolidated affiliates	2,391	421
Realized gain on marketable securities	(1,149)	(450)
Gain on sale of assets	(361)	(3,490)
Amortization of debt issuance costs and other, net	1,976	415
Changes in current assets and liabilities:
Marketable securities	5,180	328
Inventories	1,315	(7,184)
Trade and other receivables	2,950	29,965
Prepaid expenses and other current assets	(694)	(203)
Accounts payable, accrued liabilities and other current liabilities	2,239	(13,776)
Net cash used in operating activities	(17,750)	(44,773)
Investing activities
Additions to property, plant and equipment	(6,771)	(5,990)
Additions to mineral properties	(17,287)	(11,893)
Purchases of marketable securities	(265,908)	(138,945)
Proceeds from sales and maturities of marketable securities	165,980	84,995
Contributions to investments	(9,698)	(6,874)
Proceeds from sale of assets	361	3,490
Net cash used in investing activities	(133,323)	(75,217)
Financing activities
Issuance of common shares for cash, net of issuance costs	153,075	151,879
Deferred financing costs paid	(3,993)	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(7,334)	(664)
Cash received from exercise of stock options	2,704	157
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(671)	—
Cash received from non-controlling interest	404	759
Net cash provided by financing activities	144,185	152,131
Effect of exchange rate fluctuations on cash held in foreign currencies	946	1,098
Net change in cash, cash equivalents and restricted cash	(5,942)	33,239
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$81,262	$91,844

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for taxes	$69	$109
Cash paid for interest	$2,687	$108
Increase in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$521	$2,710
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. and its subsidiary companies (collectively, the “Company”, “Energy Fuels” or “our”) produce several of the critical materials essential to United States (“U.S.”) energy security and other advanced technologies, including uranium, vanadium, rare earth elements (“REEs”) and heavy mineral sands (“HMS”), in an effort to strengthen domestic supply chains and reduce reliance on foreign‑controlled sources. The White Mesa Mill (the “White Mesa Mill” or the “Mill”), located in Utah, is a key asset to strengthen domestic supply chains due to its ability to process uranium, vanadium, REE products, and, potentially, radioisotopes.
Uranium is used as fuel for nuclear power generation. The Company is engaged in conventional and in situ recovery (“ISR”) uranium exploration, evaluation, permitting (as applicable), extraction, recovery and sale of uranium from its mineral properties located in the U.S. The Company’s Pinyon Plain, Whirlwind, La Sal, Bullfrog, Arizona Strip and Roca Honda projects are U.S.-based conventional uranium mining projects located on the Colorado Plateau and within trucking distance of the Mill. The Sheep Mountain Project is a uranium project located in Wyoming, U.S. The Company’s Nichols Ranch Project (inclusive of the Jane Dough and Hank satellite deposits) is an ISR uranium project located in Wyoming, U.S.
As of June 30, 2026, the Company is producing uranium ore and mineralized material at its Pinyon Plain, La Sal and Pandora projects, as well as exploration drilling and analysis activities at its Pinyon Plain and Nichols Ranch projects. Other conventional uranium mining projects were on standby, under evaluation for future mining and related activities and/or in various stages of permitting.
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
REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines, robotics, other clean energy and advanced technologies. The Mill has advanced separation capabilities to produce ‘light’ and ‘heavy’ separated REE oxides. Additionally, the Mill has produced separated neodymium/praseodymium (“NdPr”) at commercial scale as well as on-spec dysprosium (“Dy”) oxide and terbium (“Tb”) oxide at pilot scale. The Company is piloting gadolinium (“Gd”) oxide at the Mill. NdPr, Dy, Tb and samarium (“Sm”) are REEs that are classified as critical minerals in the U.S.
The Company’s HMS projects contain titanium, zirconium and monazite. Titanium, which is produced from ilmenite and rutile, is used for aircraft engines and frames, spacecraft components, medical devices, pigments and other industrial and consumer goods uses. Zirconium is used for fuel rod cladding and reactor components for nuclear power plants, high-temperature parts in jet engines and spacecraft, metal alloys, ceramics, and abrasives and other uses in the medical field and chemical industry. Monazite from the Company’s REE/HMS projects is expected to provide feed for the Mill for the recovery of REEs and uranium.
The Company’s REE/HMS projects include the Vara Mada REE and HMS project in Toliara, Madagascar (the “Vara Mada Project,” formerly known as the Toliara Project), which is a permitting/development stage property for the potential production of HMS products that would be sold into the commercial HMS product market while the associated monazite would be used as a feedstock material to produce REEs and uranium at the Mill.
The Company also owns the Bahia REE and HMS project in Brazil (the “Bahia Project”), which is an exploration/permitting stage property for the potential production of heavy mineral concentrate (“HMC”) that would be sold into the commercial HMC market while the associated monazite is expected to be used as a feedstock ore for the recovery of REEs and uranium at the Mill.

The Company has a joint venture (the “Donald Project JV”) with Astron Limited (“Astron”) to jointly develop and operate the Donald REE and HMS Project in Australia (the “Donald Project”), which is a fully permitted development stage property also for the potential production of HMC that would be sold into the commercial HMC market while the associated monazite is expected to be used as feedstock ore for the recovery of REEs and uranium at the Mill.
As of June 30, 2026, the Company is a “production stage issuer,” as defined by Subpart 1300 of Regulation S‑K, because it is engaged in the material extraction of Mineral Reserves on at least one material property.
Proposed Acquisition of Australian Strategic Materials Limited
The Company entered into a definitive agreement on January 20, 2026, as amended on March 12, 2026, to acquire 100% of the issued share capital of Australian Strategic Materials Limited (“ASM”) by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical materials company with REE mining, processing, and metallization assets, including the Dubbo Project in New South Wales, a metallization and alloying facility in South Korea, and plans to potentially construct a metallization and alloying facility in the U.S. Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ordinary ASM share held, and up to AUD$0.13 per ASM share in cash, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement.
The transaction remains subject to court, regulatory and shareholder approval under the Australian scheme of arrangement process. Australian foreign investment approval has been obtained. The Company expects the transaction to close at the end of August 2026.
Proposed Acquisition of Vacuumschmelze GmbH & Co. KG
On June 23, 2026, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) to acquire 100% of Vacuumschmelze GmbH & Co. KG, Ara VAC TopCo US LLC and their respective consolidated subsidiaries (collectively, “VAC”) from Ara Partners, expanding the Company’s participation in the global rare earth value chain through the addition of downstream magnetic materials and magnet manufacturing capabilities.
VAC produces permanent magnet materials and magnetic solutions serving a variety of end markets, including automotive, industrial, energy, robotics, aerospace and defense applications. The acquisition is expected to complement the Company’s existing rare earth mining, processing and separation operations and the proposed acquisition of ASM, creating an integrated platform spanning rare earth mining, separation, metals, alloys and magnet production.
The purchase consideration is expected to consist of approximately $718.0 million in cash, 65.85 million newly issued Energy Fuels common shares (“Common Shares”) and, under certain circumstances, preferred shares (the “VAC Merger Consideration”). Preferred shares may be issued if common share issuance limitations apply or specified share price conditions are not met prior to closing. Based on Energy Fuels’ closing share price as of June 22, 2026, the transaction implies an equity value of approximately $1.9 billion, subject to certain adjustments and the terms of the Merger Agreement. The transaction remains subject to the satisfaction of customary closing conditions, including required regulatory and stock exchange approvals. The Company expects the transaction to close as early as Q1 2027.
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
Segment Information
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure, as well as for evaluation of business performance and allocation of resources by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer and President. The CODM primarily uses operating income (loss) to evaluate the performance of the Company’s reportable segments.
Recently Issued Accounting Standard
Disaggregated Income Statement Expense
In March 2024, the Financial Accounting Standards Board issued ASU 2024‑03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220‑40), which requires expanded disclosures regarding the nature of expenses included within certain income statement line items. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect adoption to have a material effect on its consolidated financial position or results of operations.
3.    MARKETABLE SECURITIES
Management invests excess cash in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. Under the fair value option, these instruments are recorded on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2026 and December 31, 2025, the Company’s current marketable debt securities are classified as current based on management’s intent to use the investments to manage excess cash and liquidity needs. While certain investments have stated contractual maturity dates greater than one year, including marketable debt securities invested in U.S. government notes, U.S. government agencies and tradable certificates of deposits, the Company may sell investments prior to maturity or reinvest excess cash in accordance with its cash management policy.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD$13.00 million ($8.52 million) to the Donald Project JV for the acquisition of certain land and properties (the “First Advance”). Pursuant to a subsequent amendment to the JV Agreements, the Company agreed to advance additional cash to purchase mineral separation equipment (the “Second Advance”), of which AUD$2.87 million ($1.91 million) had been advanced as of December 31, 2025. An additional AUD$6.70 million ($4.86 million) was advanced following the satisfaction of certain contractual conditions in May 2026.
Pursuant to a third amendment to the JV Agreements in 2026, the Company advanced AUD$14.50 million ($10.52 million) (the “Third Advance”, together with the First and Second Advances, the “Advances”) to fund the acquisition of certain properties.
The First and Third Advances are secured by the underlying land and properties acquired while the Second Advance is secured by the mineral separation equipment acquired by the Donald Project JV. The Advances do not bear interest unless in the case of default. If a positive final investment decision (“FID”) is made on the Donald Project, the outstanding Advances are expected to be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances shall become due and payable subject to the terms of the JV Agreements, as amended. As the Advances are convertible into equity under specified circumstances, the Company accounts for the Advances as long-term marketable debt securities for which it has elected the fair value option, and changes in fair value are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2026, an FID has not been made on the Donald Project JV.

The following table summarizes the Company’s marketable securities:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2026
Current
Marketable debt securities(1)	$857,211	$(1,525)	$—	$855,686
Marketable equity securities	28,159	(5,507)	—	22,652
Total marketable securities	$885,370	$(7,032)	$—	$878,338

Non-current
Marketable debt securities(2)	$25,790	$(885)	$—	$24,905

December 31, 2025
Current
Marketable debt securities(1)	$771,505	$—	$4,827	$776,332
Marketable equity securities	28,159	(7,385)	—	20,774
Total marketable securities	$799,664	$(7,385)	$4,827	$797,106

Non-current
Marketable debt securities(2)	$10,416	$(175)	$—	$10,241
(1)     Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.
(2)    Advances to the Donald Project JV.
4.    TRADE AND OTHER RECEIVABLES
The components of trade and other receivables are as follows:

	June 30, 2026	December 31, 2025
Trade receivables	$13,111	$15,993
Tax receivables, net	1,928	2,025
Other	32	—
Total receivables, net	$15,071	$18,018
5.    INVENTORIES
Inventories consisted of the following items:

	June 30, 2026	December 31, 2025
Concentrates and work-in-progress	$61,361	$44,190
Inventory of ore in stockpiles	11,033	26,248
Raw materials and consumables	2,643	3,054
Total inventories	$75,037	$73,492

6.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	June 30, 2026	December 31, 2025
Vara Mada Project	$208,056	$191,508
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	10,764	9,338
Other	1,687	1,687
Total mineral properties	$335,372	$317,398
Less: accumulated depletion	(6,783)	(5,132)
Mineral properties, net	$328,589	$312,266
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	June 30, 2026	December 31, 2025
Land	N/A	$7,416	$7,416
Plant facilities	12 - 15 years	66,934	66,053
Mining equipment	5 - 10 years	30,229	28,329
Light trucks and utility vehicles	5 years	5,004	4,635
Office furniture and equipment	4 - 7 years	2,128	1,985
Construction-in-progress	N/A	14,368	9,336
Total property, plant and equipment		$126,079	$117,754
Less: accumulated depreciation		(51,889)	(47,959)
Property, plant and equipment, net		$74,190	$69,795
Depreciation expense was $1.45 million and $1.25 million for the three months ended June 30, 2026 and 2025, respectively, and $2.79 million and $2.43 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is recognized in Exploration, development and processing as well as Standby on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
7.    INVESTMENTS
Investments in Unconsolidated Affiliates
As of June 30, 2026 and December 31, 2025, the Company owned a 12.7% and 9.5% equity interest in the Donald Project JV, respectively.
As of June 30, 2026 and December 31, 2025, the Company owned a 27.1% and 27.7%, interest in Tate Transition Metals Limited (“Tate”), respectively. On April 1, 2025, the Company invested an additional AUD$1.75 million ($1.11 million) in Tate, which increased its ownership from 19.9% to 27.7% as of April 1, 2025. As a result, the Company exercises significant influence, but not control, over Tate and beginning April 1, 2025, accounts for its investment in Tate using the equity method of accounting. During the three and six months ended June 30, 2026, management has determined that it will not further pursue its investment in Tate and expensed its investment through Loss in unconsolidated affiliates on the Consolidated Statement of Comprehensive Loss.

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
Summary of Investments
The following table summarizes the Company’s investments:

	Donald		Total
	Project JV	Tate	Investments
Balance as of December 31, 2025	$25,181	$2,344	$27,525
Contributions	9,698	—	9,698
Income (loss) in unconsolidated affiliates	(71)	(245)	(316)
Other comprehensive income (loss)	624	(24)	600
Exploration project abandonment charge	—	(2,075)	(2,075)
Balance as of June 30, 2026	$35,432	$—	$35,432
8.    INTELLECTUAL PROPERTY
The Company acquired intellectual property from RadTran LLC (“RadTran”) in 2024. Intellectual property is subject to amortization and is amortized on a straight-line basis over its remaining life, which is a weighted average life of 11.7 years.
The following table is a summary of intellectual property, net:

Balance as of December 31, 2025	$4,367
Changes in estimated fair value of contingent consideration	44
Amortization of intellectual property	(182)
Balance as of June 30, 2026	$4,229
Future amortization expense as of June 30, 2026 is as follows:

Remainder of the year ending December 31, 2026	$182
Year ending December 31, 2027	364
Year ending December 31, 2028	364
Year ending December 31, 2029	364
Year ending December 31, 2030	364
Thereafter	2,591
Total	$4,229
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
The Notes are accounted for as a single liability measured at amortized cost, with issuance costs amortized over the contractual term.
The net carrying value of the liability component and unamortized debt issuance costs of the Notes was as follows:

	June 30, 2026	December 31, 2025
2025 convertible senior notes - principal	$700,000	$700,000
Less: unamortized debt issuance costs	(22,316)	(24,312)
Convertible senior notes, net	$677,684	$675,688
The following table sets forth the interest expense recognized related to debt instrument for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Contractual interest expense	$1,298	$2,596
Amortization of debt issuance costs	996	1,996
Total interest expense	$2,294	$4,592
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
The following table sets forth key terms and costs incurred for the Capped Calls related to the Notes:

Initial strike price per common share, subject to certain adjustments	$20.34
Initial cap price per common share, subject to certain adjustments	$30.70
Capped Call costs	$53,550
Common shares covered, subject to anti-dilution adjustments	34,417

10.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations (“AROs”):

Asset retirement obligations, December 31, 2025	$22,195
Accretion(1)	4,308
Settlements(2)	(2,972)
Asset retirement obligations, June 30, 2026	$23,531
(1)    Includes a revision for a portion of the Kwale Project asset retirement obligation as reclamation neared completion and the timing of remaining monitoring and end-of-life expenditures was reassessed, resulting in an accelerated accretion charge of $3.10 million during the three and six months ended June 30, 2026.
(2)    Cash paid to settle AROs for reclamation activities completed at the Kwale Project.
The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah, Wyoming, the U.S. Bureau of Land Management, the U.S. Forest Service and applicable national regulatory agency in Kenya, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. The restricted cash is expected to be released when the Company has either reclaimed a mineral property or the Mill, sold a mineral property or the Mill to a party that has assumed the applicable bond requirements, or restructured the related surety and collateral arrangements. As these events are not expected to occur within the next 12 months, the restricted cash has been classified as non-current. See Note 15 — Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2025	$22,468
Additional collateral posted	378
Restricted cash, June 30, 2026	$22,846
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Energy Fuels Inc.	$(33,378)	$(21,812)	$(44,222)	$(48,109)

Basic weighted average common shares outstanding	249,323	219,776	245,460	213,774
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	249,323	219,776	245,460	213,774

Basic net loss per common share	$(0.13)	$(0.10)	$(0.18)	$(0.23)
Diluted net loss per common share	$(0.13)	$(0.10)	$(0.18)	$(0.23)
For the three months ended June 30, 2026 and 2025, a weighted average of 3.52 million and 5.07 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 0.93 million and 1.02 million, respectively, for the three months ended June 30, 2026 and 2025. Additionally, for the three months ended June 30, 2026 and 2025, a weighted average of 0.07 million and 0.17 million, respectively, of Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive.
For the six months ended June 30, 2026 and 2025, a weighted average of 3.52 million and 4.58 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded SARs of 0.93 million and 1.02 million, respectively, for the six months ended June 30, 2026 and 2025, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the six months ended June 30, 2026 and 2025, a weighted average of 0.07 million and 0.17 million, respectively, Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
Additionally, for the three and six months ended June 30, 2026, 34.42 million Common Shares have been excluded that would be issuable upon conversion of the Notes.
12.    SHARE-BASED COMPENSATION
The Company maintains an equity incentive plan, known as the 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (as amended on May 24, 2024 and April 21, 2025 and ratified by the Company’s shareholders at its Annual and Special Meeting of Shareholders on June 11, 2025) (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards. Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar awards are based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of June 30, 2026, the total Common Shares authorized for future equity incentive plan awards was 10,646,145 Common Shares under the Total Share Authorization and 9,949,305 Common Shares under the Full Value Share Authorization.

The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs(1)	$2,793	$2,210	$5,181	$4,217
SARs	—	—	—	7
Stock options	1,106	992	2,366	1,810
Total share-based compensation expense(2)	$3,899	$3,202	$7,547	$6,034
(1)The fair value of the RSUs granted under the Compensation Plan was determined as the higher of the Company’s closing share price on the NYSE American on the last trading day before the date of grant and the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2026, the Company capitalized $0.26 million and $0.39 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet, respectively. Additionally, during the three and six months ended June 30, 2025, the Company capitalized $0.32 million and $0.54 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet, respectively.
As of June 30, 2026, there were $7.91 million and $3.45 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively which is expected to be recognized over a weighted average period of 2.2 years and 1.4 years, respectively. There is no unrecognized expense remaining related to the SARs as of June 30, 2026.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	1,861,338	$6.22
Granted	427,868	22.77
Vested	(1,091,833)	6.77
Forfeited	(131,179)	6.36
Unvested, June 30, 2026	1,066,194	$12.27
The fair value of RSUs that vested and were settled for equity was $25.36 million during the six months ended June 30, 2026.
Stock Appreciation Rights
The Company has granted SARs to executives and eligible employees from time to time.

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	1,003,250	$6.67
Granted	—	—
Exercised	(70,140)	6.63
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2026	933,110	$6.68	0.00	$—
Exercisable, June 30, 2026	933,110	$6.68	0.00	$—
The Company has no unvested SARs as of June 30, 2026.
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
Performance-Based Stock Options
The Company grants performance-based stock options to its executives and certain other high-level employees intended to incentivize them to achieve the Company’s strategic long-term goals over the specified terms of the grants, based on significant common share price growth objectives, and to reward them for achieving those growth objectives. The grants entitle the recipients to purchase one Common Share of the Company at an exercise price being a 10% premium to the higher of (i) the VWAP of the Common Shares of the Company on the NYSE American for the five trading days ending on the last trading day prior to the date of the meeting when granted, and (ii) the closing price of the common shares of the Company on the NYSE American on the last trading day prior to the date of such meeting (the “Performance-Based Options”). The Performance-Based Options vest as to 50% one year following the grant date and as to the remaining 50% two years following the grant date. The term of the Performance-Based Options is five years.
The fair value of all stock options, including Performance-Based Options, for the six months ended June 30, 2026 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.7%
Expected life	3.25 years
Expected volatility(1)	64.6%
Expected dividend yield	—%
Weighted average grant date fair value	$10.34
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of all the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	$3.89 - $24.00	2,640,843	$6.45
Granted	16.26 - 26.70	455,536	24.99
Exercised	3.89 - 8.23	(417,195)	6.04
Forfeited	5.56 - 26.07	(186,005)	7.77
Expired	3.89 - 3.89	(2,141)	3.89
Outstanding, June 30, 2026	$4.57 - $26.07	2,491,038	$9.81	3.38	$16,345
Exercisable, June 30, 2026	$4.57 - $26.07	1,294,223	$7.28	2.99	$9,777
A summary of the Company’s unvested stock option activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	2,248,013	$2.50
Granted	455,536	24.99
Vested	(1,322,105)	6.89
Forfeited	(184,630)	7.77
Unvested, June 30, 2026	1,196,814	$12.54
13.    INCOME TAXES
As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets. The Company continually reviews the adequacy of the valuation allowance and intends to continue maintaining a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the allowance. Should the Company’s assessment change in a future period, it may release all or a portion of the valuation allowance, which would result in a deferred tax benefit in the period of adjustment.
For the three months ended June 30, 2026, the Company recorded income tax expense of $0.05 million on a loss before tax of $33.56 million, resulting in an effective tax rate of 0.13%. Income tax expense primarily relates to Brazil income taxes arising from transfer-pricing revenue recognized. For the three months ended June 30, 2025, the Company recorded income tax expense of $0.03 million on loss before tax of $21.81 million, resulting in an effective tax rate of 0.12%. The benefit was the result of a reversal of the tax liability for Base Titanium Limited (“Base Titanium”) that was recorded mostly prior to the acquisition of Base Resources Limited in 2024. As production of the Kwale mine has ceased at the end of 2024 and there is an expected tax loss for 2025, the liability has been reversed.
For the six months ended June 30, 2026, the Company recorded income tax expense of $0.09 million and on a loss before tax of $44.47 million, resulting in an effective tax rate of 0.21%. Income tax expense primarily relates to Brazil income taxes arising from transfer-pricing revenue recognized.

14.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) on marketable securities	$(8,880)	$1	$(5,180)	$(851)
Realized gain on maturities of marketable securities	12	262	1,149	450
Foreign exchange loss	(601)	(93)	(1,383)	(1,516)
Interest income	11,078	1,375	15,148	2,013
Interest expense	(2,332)	(39)	(4,671)	(81)
Other income (loss)	$(723)	$1,506	$5,063	$15
The components of accounts payable and accrued liabilities are as follows:

	June 30, 2026	December 31, 2025
Accounts payable	$5,486	$5,290
Accrued operating expenses(1)	14,075	7,005
Accrued payroll liabilities	5,612	7,802
Accrued capital expenditures	3,004	3,467
Accrued taxes	133	109
Accrued interest	875	1,312
Total accounts payable and accrued liabilities	$29,185	$24,985
(1)Includes transactions and integration related costs.
The components of other current liabilities are as follows:

	June 30, 2026	December 31, 2025
Contractual liabilities	$3,000	$3,000
Other	581	737
Total other current liabilities	$3,581	$3,737
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
Mivumoni B Village
On March 18, 2021, a local landholder representing himself and 65 additional individuals (collectively, the “Petitioners”) filed a petition against Base Titanium in the Environment and Land Court alleging failings in the Environmental Impact Assessment process for the Kwale Project, excessive noise and air pollution from dust and adverse consequences of contaminated water allegedly caused by the Kwale Project’s operations. The Company maintains its position that it has not committed the alleged violations or breaches and that no substantive evidence has been adduced supporting the claims. Among other things, the Kwale Project has a valid and subsisting Environmental Impact Assessment License issued by the National Environmental Management Authority and the Company has conducted its operations in compliance with that license and its Environmental and Social Management Plan.
A hearing for the matter before the Environment and Land Court is scheduled for October 21, 2026. Base Titanium expects to file its response to the Petition with the Court in the near future.

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
Since acquiring the Vara Mada Project, the Company has been in discussions with the Government of Madagascar to establish the necessary legal regime to support development of the Vara Mada Project, which will be required before a positive FID can be made. These discussions have been focused on, among other things, mechanisms for achieving legal and fiscal stability, select tax and custom benefits, necessary adjustments to foreign exchange rules, protections from expropriation and access to international arbitration for dispute resolution. The Company has also been seeking clarification of existing procedures for adding monazite to the Vara Mada Project’s mining permit, which currently allows for the production of ilmenite, rutile, and zircon. Recent discussions with the Government have focused on addressing these issues through an investment agreement to be approved by Parliament or through revisions to existing Malagasy law applicable to large-scale mining investments.
On October 17, 2025, a new President of Madagascar was sworn in by the Country’s High Constitutional Court following a period of social unrest and political instability that resulted in the removal of the Country’s prior President. In-country political developments continue to evolve, including with respect to changes and appointments of key government ministers. At this time, it is too early to determine whether and to what extent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Vara Mada Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Vara Mada Project or the ability to achieve a positive FID. These developments have not had an impact on the financial results of the Company at this time.
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
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and renewal costs are expected to total $2.41 million for the remainder of the year ended December 31, 2026.

Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of June 30, 2026, the Company has $22.85 million posted as collateral against undiscounted AROs of $47.52 million. As of December 31, 2025, the Company had $22.47 million posted as collateral against undiscounted AROs of $50.49 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
Senior Secured Term Loan Facility
On June 23, 2026, the Company entered into a senior secured term loan facility commitment letter (the “Commitment Letter”) pursuant to which Goldman Sachs Bank USA has committed to provide, subject to the terms and conditions set forth in the Commitment Letter, a $250 million Senior Secured Term Loan Facility, if requested by the Company. The $250 million Senior Secured Term Loan Facility will be available to the Company upon the completion of the terms set forth in the Commitment Letter and the Summary of Terms and Conditions attached to the Commitment Letter if any additional cash is required to consummate the acquisition of VAC.
Amounts available to be funded under the Senior Secured Term Loan Facility, if any, will be reduced by the net cash proceeds from the issuance or incurrence of certain debt, the issuance of equity financing (including equity and debt securities convertible or exchangeable into or exercisable for equity securities, other equity-linked securities or hybrid debt-equity securities) and non-ordinary course asset sales (in each case, with exceptions to be agreed).
In connection with the Commitment Letter, the Company paid Goldman Sachs deferred financing costs of $3.75 million during the three and six months ended June 30, 2026.
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
The Company’s financial instruments as of June 30, 2026 and December 31, 2025 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advances to the Donald Project JV are accounted as a marketable debt securities and valued using the discounted cash flow approach. The discounted cash flow approach is an income based valuation approach used to estimate the instrument’s fair value using a range of indicated discount rates between 6.22% to 6.33% and 5.52% to 6.00% for the valuations as of June 30, 2026 and December 31, 2025, respectively, depending on the estimated timing of a positive FID or no positive FID. The indicated discount rate range is based upon significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The Company used the discounted cash flow approach, which is an income-based valuation approach, to estimate the fair value of its contingent consideration payment to RadTran using an indicated discount rate of 6.60% as of June 30, 2026 and 5.80% as of December 31, 2025. The indicated discount rate is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets
Marketable debt securities	$—	$855,686	$24,905	$880,591
Marketable equity securities	22,603	49	—	22,652
Total assets	$22,603	$855,735	$24,905	$903,243
Liabilities
Contingent consideration	$—	$—	$1,767	$1,767

December 31, 2025
Assets
Marketable debt securities	$—	$776,332	$10,241	$786,573
Marketable equity securities	20,693	81	—	20,774
Total assets	$20,693	$776,413	$10,241	$807,347
Liabilities
Contingent consideration	$—	$—	$1,723	$1,723
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for the contingent consideration classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2025	$1,723
Changes in estimated fair value	44
Ending balance, June 30, 2026	$1,767
The following table is a reconciliation of the beginning and ending balance recorded for the Advances to the Donald Project that are classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2025	$10,241
Additions	15,374
Changes in estimated fair value	(710)
Balance as of June 30, 2026	$24,905

The following table presents the fair value and carrying value recorded for the Notes (in thousands):

	June 30, 2026		December 31, 2025
	Fair	Carrying	Fair	Carrying
	Value(1)	Value(2)	Value(1)	Value(2)
Notes	$724,920	$677,684	$721,000	$675,688
(1) Fair values are based on Level 2 market data inputs.
(2) Carrying values are presented net of unamortized debt issuance costs.
17.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, REE and HMS sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of June 30, 2026 and December 31, 2025, the Company’s receivables from its contracts with customers were $13.11 million and $15.99 million, respectively. As of June 30, 2026 and December 31, 2025, the Company’s contract liabilities from its contracts with customers were $3.00 million, which are expected to be recognized as revenue upon transfer of control. The Company’s contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities.
Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Three Months Ended June 30,		Six Months Ended June 30,		Reportable
	2026	2025	2026	2025	Segment
Uranium concentrates	$24,951	$3,850	$60,671	$3,850	Uranium
Heavy mineral sands	—	278	—	15,821	Heavy mineral sands
Alternate Feed Materials, processing and other	157	84	275	1,439	Uranium
Total revenues	$25,108	$4,212	$60,946	$21,110
Remaining Performance Obligations
Minimum future revenues to be received by the Company under long-term non-cancellable contracts with customers as of June 30, 2026 are as follows:

Remainder of the year ending December 31, 2026	$15,840
Year ending December 31, 2027	48,385
Year ending December 31, 2028	40,465
Year ending December 31, 2029	24,710
Year ending December 31, 2030	24,710
Thereafter	11,820
Total	$165,930
18.    RELATED PARTY TRANSACTIONS
As part of the Company’s acquisition of RadTran, Saleem Drera, PhD, former President and Chief Executive Officer and 83% owner of RadTran, joined Energy Fuels as its Vice President of Radioisotopes, Radiological Systems and Intellectual Property. In this role, Dr. Drera leads Energy Fuels’ efforts to integrate RadTran’s proprietary technology, which includes a number of patents, pending patents, trade secrets and know how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones. As of June 30, 2026 and December 31, 2025, the Company accrued contingent consideration of $1.77 million and $1.72 million, respectively, of which 83% is payable to Dr. Drera.

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
Summary of Reportable Segments
Uranium
The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties along with the exploration, permitting and evaluation of uranium properties in the U.S. As part of these activities, the Company also acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors generating carbon emission-free energy. The Company also produces V2O5 as a co-product of uranium at the Mill, as market conditions warrant. The Company is also exploring opportunities to separate radium-226 and radium-228 as other products from uranium process streams from its existing mines.
Rare Earth Elements
The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides in the coming years.
Heavy Mineral Sands
The HMS segment is engaged in the permitting, exploration, development and recovery of HMS, which includes ilmenite, rutile, zircon and monazite, at the Vara Mada Project, the Bahia Project, and the Company’s equity method investment in the Donald Project JV. The HMS segment is also engaged in the reclamation of the Kwale Project, which ceased mining operations at the end of 2024.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2026
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$25,108	$—	$—	$—	$25,108
Operating costs and expenses:
Costs applicable to revenues	10,690	—	—	—	10,690
Exploration, development and processing(2)(3)	6,238	544	1,333	—	8,115
Standby(3)	2,872	—	—	—	2,872
Accretion of asset retirement obligations	391	—	3,320	—	3,711
Selling, general and administrative(2)	3,487	4,737	7,698	—	15,922
Share-based compensation	1,159	1,257	1,225	—	3,641
Transaction and integration related costs	—	—	—	10,732	10,732
Total operating costs and expenses	24,837	6,538	13,576	10,732	55,683
Operating income (loss)	$271	$(6,538)	$(13,576)	$(10,732)	$(30,575)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments are evaluated on a consolidated basis.
(2)    Excludes share-based compensation.

(3)    Includes depreciation, depletion and amortization expense of $0.79 million, $0.77 million and $0.11 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Three Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$3,934	$—	$278	$4,212
Operating costs and expenses:
Costs applicable to revenues	2,659	—	996	3,655
Exploration, development and processing(1)(2)	4,729	1,017	3,329	9,075
Standby(2)	1,780	—	—	1,780
Accretion of asset retirement obligations	356	—	506	862
Selling, general and administrative(1)	2,534	3,061	6,535	12,130
Share-based compensation	520	564	1,801	2,885
Total operating costs and expenses	12,578	4,642	13,167	30,387
Operating loss	$(8,644)	$(4,642)	$(12,889)	$(26,175)
(1)    Excludes share-based compensation.
(2)    Includes depreciation, depletion and amortization expense of $0.79 million, $0.59 million and $0.05 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Six Months Ended June 30, 2026
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$60,946	$—	$—	$—	$60,946
Operating costs and expenses:
Costs applicable to revenues	32,165	—	—	—	32,165
Exploration, development and processing(2)(3)	12,528	1,084	2,597	—	16,209
Standby(3)	6,208	—	—	—	6,208
Accretion of asset retirement obligations	771	—	3,537	—	4,308
Selling, general and administrative(2)	6,202	8,691	14,399	—	29,292
Share-based compensation	2,354	2,632	2,166	—	7,152
Transactions and integration related costs	—	—	—	13,115	13,115
Total operating costs and expenses	60,228	12,407	22,699	13,115	108,449
Operating income (loss)	$718	$(12,407)	$(22,699)	$(13,115)	$(47,503)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments are evaluated on a consolidated basis.
(2)    Excludes share-based compensation.
(3)    Includes depreciation, depletion and amortization expense of $1.55 million, $1.36 million and $0.19 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Six Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$5,289	$—	$15,821	$21,110
Operating costs and expenses:
Costs applicable to revenues	2,659	—	19,120	21,779
Exploration, development and processing(1)(2)	9,925	1,017	4,579	15,521
Standby(2)	3,647	—	—	3,647
Accretion of asset retirement obligations	702	—	1,233	1,935
Selling, general and administrative(1)	7,193	6,172	11,741	25,106
Share-based compensation	1,408	1,067	3,015	5,490
Total operating costs and expenses	25,534	8,256	39,688	73,478
Operating loss	$(20,245)	$(8,256)	$(23,867)	$(52,368)
(1)    Excludes share-based compensation.
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
Our Company
We produce several of the critical materials essential to U.S. energy security and advanced technologies, including uranium, REEs, vanadium and HMS, to strengthen domestic supply chains and reduce reliance on foreign sources. The Company owns conventional uranium, uranium/vanadium and REE/HMS properties, projects in various stages of operation, development, exploration and permitting, and fully permitted uranium and uranium/vanadium projects on standby. The Company’s White Mesa Mill near Blanding, Utah, is the only licensed and operating uranium mill and the only uranium mill capable of producing separated REE oxides in the U.S.
The Mill is our key to building a critical materials hub in the U.S. through the production of uranium, REEs, vanadium and potentially radium. Uranium is the strategic fuel powering carbon free, emission free baseload nuclear energy and remains one of the most reliable forms of power supporting U.S. energy independence and decarbonization goals. The REEs we produce are essential to manufacture permanent magnets used in EVs, hybrid EVs, defense systems, robotics and other advanced technologies. The titanium and zirconium products derived from our HMS production are used in national security and other key industries. Titanium is used in pigments, aircraft engines and airframes, spacecraft components, and medical devices, while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in medical, aerospace and chemical applications. The radium that we are evaluating recovering from our REE and uranium processing streams has the potential to provide materials needed for emerging TAT cancer treatments. In addition, Energy Fuels recovers uranium from Alternate Feed Materials at the Mill, recycling valuable resources that would otherwise be discarded and returning them to the fuel cycle to support U.S. nuclear energy and national security objectives.
The Company is: mining uranium ore and mineralized material from its Pinyon Plain, La Sal and Pandora mines, located in Arizona and Utah, respectively, and processing and/or stockpiling the material at the Mill; processing stockpiled Alternate Feed Materials at the Mill for the production of finished U3O8 product; completing sales of U3O8 under its portfolio of long-term contracts and on the spot market; performing development activities at its Donald Project in Australia in preparation for an FID, which the Company expects could be made as early as Q3 2026; negotiating fiscal and stability arrangements, seeking government approvals and performing permitting and development activities at its Vara Mada Project in Madagascar in preparation for a potential FID, which will require suitable fiscal and stability arrangements to be finalized with the Government of Madagascar; continuing drilling activities and resource evaluation at its Bahia Project in Brazil; performing various permitting, exploration and development activities across its uranium and uranium/vanadium properties in the U.S.; and completing reclamation and post‑closure monitoring activities at its Kwale Project in Kenya.
The Company is rapidly becoming the first western company with geographically diversified commercial capabilities across every critical step of the rare earth value chain. The Company has an REE feedstock supply source at its “shovel ready” Donald Project in Australia, with respect to which the Company expects to make a final investment decision as early as Q3 2026, as well as from its Vara Mada and Bahia HMS and REE projects, once developed, which are in the permitting and development and exploration and permitting phases, respectively; processing of monazite and other REE-bearing feed materials into separated REE oxides at Energy Fuels’ White Mesa Mill (the “White Mesa Mill” or the “Mill”); REE metals and alloy production at ASM’s currently operating Korean Metals Plant and planned American Metals Plant (subject to successful acquisition of ASM, currently planned for the end of August 2026, conditional on ASM shareholder and other approvals); and high-performance permanent magnet manufacturing and assembly at VAC’s European facilities and its recently commissioned Sumter Facility, subject to the successful acquisition of VAC. On July 29, 2026, the Company announced that it had commenced construction of a commercial-scale ‘heavy’ rare earth plant at the Mill for the production of terbium (“Tb”), dysprosium (“Dy”) and other heavy REE oxides, to supply the Company’s planned rare earth metal, alloy and magnet-making capacity, which is one of the final steps in Energy Fuels integrated mine-to-magnet platform.

Uranium Segment
Uranium Mine Activities
The Company is mining ore and mineralized material at its Pinyon Plain, La Sal and Pandora mines. Such uranium-bearing ore and mineralized material is processed at the Mill and/or stockpiled at the mines or Mill for future processing, subject to market conditions, contract requirements and the Mill’s processing schedule. The Company mined contained pounds of U3O8 as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Pinyon Plain Project(1)	250,000	625,000
La Sal Project(2)	65,000	115,000
Total mined	315,000	740,000
(1) Weighted average grade for the three and six months ended June 30, 2026 was 0.71% and 0.91%, respectively.
(2) Contained pounds of U3O8 within ore or mineralized material from the La Sal and Pandora mines, which constitute a portion of the La Sal Project.
Ore grades at Pinyon Plain in the first half of 2026 are lower than 2025 due to moving from one high-grade zone to a lower-grade zone and are expected to increase moving forward as mining moves into higher-grade zones. Processing at the Mill began in Q4 2025 and was completed at the end of Q2 2026. Ore and mineralized material that was not processed will be stockpiled at the Mill and is included in the Company’s inventories of U3O8 contained in stockpiled ore and mineralized materials. Starting in Q3 2026, the Mill expects to process stockpiled Alternate Feed Materials, rebuild ore and mineralized material stockpiles for future processing, and begin construction on planned REE infrastructure. The Company currently expects to process any additional stockpiled and mined ore and mineralized material from its Pinyon Plain, La Sal and Pandora mines during Q4 2026 and/or 2027, subject to market conditions, contract requirements and the Mill’s schedule.
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company expects to continue rehabilitation and development work at its Whirlwind mine in preparation for future production. Although the timing of the Company’s plans for the Whirlwind mine will be based on contract requirements, inventory levels and/or sustained improvements in general market conditions, the Company currently expects the Whirlwind mine, along with the Company’s Nichols Ranch ISR project, to commence uranium production within one (1) year from a “go” decision. With strong market conditions, the Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to approximately 600,000 pounds per year starting as early as 2027.
The Company continued permitting and development on its Roca Honda Project, a large, high-grade conventional project in New Mexico, its Bullfrog Project in Utah, and its EZ Project in Arizona, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. The Company continues to maintain required permits at its other conventional projects, including the Energy Queen mine. These projects serve as important pipeline assets for the Company’s future conventional production capabilities, as market conditions may warrant.
Mill Activities (Uranium)
The Mill processed stockpiled conventional ore and mineralized materials and Alternate Feed Materials, which resulted in 865,000 and 1,655,000 pounds of finished U3O8 production during the three and six months ended June 30, 2026, respectively. As planned, the Company commenced its conventional ore processing campaign at the Mill in Q4 2025 and completed it in Q2 2026.
The Company currently expects to rebuild its stockpiles to process additional stockpiled and mined ore and mineralized material from its Pinyon Plain, La Sal and Pandora mines during Q4 2026 and/or 2027, subject to market conditions, contract requirements and the Mill’s schedule. Stockpiled material available at the Mill, which can be processed into finished U3O8 product on a relatively short notice, provides the Company more flexibility in securing sales on the most favorable terms when needed.
TAT Activities
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes and engaging in discussions with buyers interested in off-take agreements for the material. The Company is evaluating the potential to recover Ra-226 and Ra-228 from its existing uranium and REE process streams for use in the development of TAT medical isotopes for the treatment of cancer, which is seeing promising results in clinical trials to date. The majority of TAT drugs will require reliable and secure supplies of radium, which pharmaceutical companies use to produce other short half-life, alpha-emitting elements for production of TAT drugs. Currently, there are no commercial supplies of radium at commercial scale. Therefore, Energy Fuels sees significant potential opportunity to become a radium supplier.
Rare Earth Elements Segment
REE Separation Circuits at the Mill
Existing Phase 1 Circuit
In 2024, the Company completed construction and commissioned modifications to the Mill’s existing solvent extraction (“SX”) circuits for the commercial separation of NdPr at the Mill, while at the same time producing “heavy” samarium-plus (“Sm+”) RE Concentrate. These modifications enabled the Mill’s leach circuits to crack and leach monazite, and its SX circuits to separate NdPr. Together, these enhancements and modifications are referred to as the “Phase 1 Circuit”.
The existing Phase 1 Circuit has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of recoverable separated NdPr per year. Although the modifications to the Mill’s SX circuit comprised in the Phase 1 Circuit are stand-alone and dedicated to REE production and do not interfere with the Mill’s uranium and vanadium production, the Phase 1 Circuit’s crack and leach circuit shares certain circuits with the Mill’s uranium production and as a result, Phase 1 Circuit REE production and conventional uranium production cannot be run at the same time, as currently configured. It is therefore necessary at this time to switch back and forth between conventional uranium and uranium/vanadium production and Phase 1 Circuit REE production from monazite sands, which can be done with modest cost and effort.
As currently configured, the Phase 1 Circuit allows for the processing of the first phase of the Donald Project monazite production (once developed) for the recovery and separation of NdPr and an Sm+ mixed RE concentrate. Separated NdPr and a mixed RE concentrate may either be sold on the market or stockpiled for separation of the heavies upon completion of later expansion of the Phase 1 Circuit as described below and/or the planned Phase 2 Circuit at the Mill.
Expansion of Phase 1 Circuit
On July 29, 2026, the Company announced that construction had begun on an expansion of its REE separation capabilities at the Mill to enable the large-scale production of heavy rare earth oxides, in addition to its existing 850 to 1,000 tpa production capacity for NdPr. The planned expansion is expected to add the capacity to produce up to approximately 20 tpa of Tb, 120 tpa of Dy, 140 tpa of samarium (“Sm”), 20 tpa of europium (“Eu”), and 140 tpa of gadolinium (“Gd”) oxides, along with other rare earth elements (SEG Carbonates (Sm, Eu, and Gd, pending commissioning of separation circuits for those elements) and Ho+ Carbonate (holmium, erbium, thulium, ytterbium, lutetium and yttrium)). Tb and Dy are heavy rare earths added to most high-end rare earth permanent magnets (“REPMs”) to increase coercivity (resistance to demagnetization) and high-temperature performance, and to enable smaller, lighter, more powerful, and more electric motors. The planned expansion is expected to be completed by the end of 2027, with respect to the addition of the Tb and Dy circuits by the end of 2028 with respect to the addition of the Sm, Eu and Gd circuits, depending on market needs.
The Mill’s heavy rare earth expansion is sized and timed to process the anticipated near-term monazite output from the Company’s Donald Project joint venture in Australia. Subject to a positive FID (anticipated as early as Q3 2026, following completion of negotiation of project debt financing for the Donald Project with Export Finance Australia and other lenders targeting AUD$220 million), the Donald Project is expected to produce approximately 8,500 to 9,500 tonnes of monazite concentrate annually beginning in 2028. This volume, along with additional third-party feedstock currently under contract and in discussion, is expected to fully utilize the Mill’s current NdPr oxide capacity, and planned Tb and Dy oxide capacity, which is expected to be commissioned as early as Q4 2027. In turn, subject to successful acquisition of ASM and VAC, these rare earth oxides are expected to supply roughly 70% of the feedstock required for ASM’s existing and planned metal and alloy capacity in South Korea, which itself is expected to supply sufficient magnet alloy to supply over 100% of the 2,000 tonnes of magnet capacity at VAC’s existing magnet manufacturing facility in Sumter, South Carolina – the largest REPM-making facility in the U.S.
At the same time as these enhancements are being made to the Phase 1 Circuit, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing mixed rare earth carbonates (“MREC”) or similar intermediate REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals. As MREC or similar intermediate REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits, it is expected that such products could be separated into NdPr, Tb, Dy and other heavy REEs without interfering with uranium production, thereby allowing the simultaneous production of uranium and separated REE products.
This Phase 1 Circuit expansion project is estimated to have a total capital expenditure of approximately $104 million, which is expected to be supported in large part through various government grants and loans. The debt component for the heavy rare earth expansion is planned to be covered by a previously announced conditional loan commitment from the U.S. government. The equity component will be covered out of the Company’s working capital, which totaled approximately $996 million as of June 30, 2026. The Company has also applied for grant funding from other U.S. government agencies for the Phase 1 Circuit expansion.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Tb and Dy production capability, and potentially other REE material production capability, through the development of its proposed stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials.
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
This Phase 2 Circuit expansion is expected to process monazite supplied largely by the Company’s current and development projects, including all phases of the Donald, Vara Mada, and Bahia Projects, along with third-party monazite concentrates and MRECs. The oxides produced at the Mill from these monazites would support more than 100% of the expected internal demand of the planned expansion of ASM’s metal and alloy facility in South Korea and its planned new facility in the U.S., assuming the successful acquisition of ASM. This in turn would produce sufficient magnet alloy to supply more than 100% of the internal demand for VAC’s planned U.S. and European magnet manufacturing expansions, subject to the successful acquisition of VAC, resulting in a total integrated mine-to-magnet supply chain capable of producing 15,700 tonnes of REPMs per year in the coming years, or sufficient magnets to supply up to six million electric/hybrid-electric vehicles per year, four million humanoid robots per year, 31 million internal combustion engine vehicles per year, 3,140 offshore wind turbines per year, or 7.8 billion iPhones per year (quantities of end-use products are highly dependent on specific designs and applications – the numbers presented here are for illustrative purposes only, to give an idea of the scale of Energy Fuels’ proposed expansions).
The BFS estimates initial capital costs for the Phase 2 Circuit expansion of approximately $410.0 million (+/- 15%) and indicates attractive projected economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. The debt component for these capital costs are included in a previously announced conditional loan commitment from the U.S. government.
The Company expects to complete the Phase 2 Circuit expansion by mid-2029, subject to licensing, financing, receipt of sufficient feedstock and a positive FID.
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

(1) Actual recoveries may differ.
REE Feed Sources
The Company has focused primarily on monazite concentrates, as they have superior concentrations of the three critical “magnet” REEs (NdPr, Tb and Dy) compared to many other REE-bearing minerals. Monazite concentrates typically contain higher concentrations of “heavy” REEs, including Tb and Dy, versus many other REE-bearing ores, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. The monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as the Company’s joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake (like the Company’s current arrangement with The Chemours Company), and/or other collaborations, in each case upon successful completion of development of the projects and transactions.
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
Successful Pilot Production of Tb
On March 25, 2026, the Company announced that it successfully produced its first kilogram of high‑purity Tb oxide at the Mill. Using monazite ore sourced from the U.S., the Company achieved a Tb oxide purity of approximately 99.9% at pilot scale, which meets the specifications required by global manufacturers of rare earth permanent magnets. This milestone follows the Company’s recent pilot‑scale production of approximately 30 kg of high‑purity Dy oxide and further demonstrates the technical capability of the Company’s existing rare earth processing infrastructure to produce separated heavy rare earth oxides from primary mineral feedstocks. The Company is currently in the process of piloting Gd separation at the Mill.
Proposed Acquisition of Australian Strategic Materials Limited
The Company entered into a definitive agreement on January 20, 2026, as amended on March 12, 2026, to acquire 100% of the issued share capital of ASM by way of a scheme of arrangement under Australian law. ASM is an Australian-based critical materials company with rare earth mining, processing and metallization assets, including the Dubbo Project in New South Wales, an operating metallization and alloying facility in South Korea, and plans to potentially construct a metallization and alloying facility in the U.S.
Upon completion of the transaction, the Company expects ASM’s metallization and alloying capabilities to complement the Company’s existing rare earth mining, processing and separation operations and support the development of a more integrated rare earth supply chain serving key end markets, including automotive, robotics, energy and defense applications.
Under the terms of the transaction, ASM shareholders will be entitled to receive 0.053 Common Shares (or CHESS Depositary Interests) for each ASM ordinary share held, and up to AUD$0.13 per ASM share in cash, subject to customary conditions. ASM option holders are expected to receive cash consideration of AUD$0.50 per option under a concurrent option scheme of arrangement. The transaction remains subject to court, regulatory and shareholder approval under the Australian scheme of arrangement process. Australian foreign investment approval has been obtained. Subject to the satisfaction of the remaining closing conditions, the Company expects the transaction to close at the end of August 2026.
Proposed Acquisition of Vacuumschmelze GmbH & Co. KG
On June 23, 2026, the Company announced that it had entered into a definitive agreement to acquire 100% of Vacuumschmelze GmbH & Co. KG, Ara VAC TopCo US LLC and their respective consolidated subsidiaries (collectively, “VAC”) from Ara Partners. VAC is a global producer of advanced magnetic materials and permanent magnet solutions. The transaction values VAC at approximately $1.9 billion, based on Energy Fuels’ closing share price of $16.12 as of June 22, 2026, and is expected to substantially increase the Company’s participation in the global rare earth value chain by offering downstream magnetic materials and magnet manufacturing capabilities.
VAC operates REPM facilities in the U.S. (Sumter, South Carolina), Germany and Finland, as well as other magnet facilities in Slovakia, Malaysia and China. VAC is a leading producer of permanent magnet materials and magnetic solutions serving a variety of end markets, including automotive, industrial, energy, robotics, aerospace and defense applications.

The acquisitions of ASM and VAC are expected to complement the Company’s existing rare earth mining, processing and separation operations, to create an integrated platform from REE mines to magnets.
Heavy Mineral Sands Segment
Heavy Mineral Sands Initiatives
The Company strategically entered the HMS sector to strengthen the security and reliability of the Company’s internal costs and supply chains for its primary REE feedstock: monazite concentrates. Monazite concentrate is a superior REE mineral concentrate, as it contains excellent distributions of the “magnet” REEs (NdPr, Tb and Dy) and other “heavy” REEs such as Sm, Gd, Lu and Y which are in short supply and used in a number of technological and defense applications. Notably, monazite concentrates can be processed at the Company’s Mill by leveraging existing licenses, infrastructure and expertise. HMS mines (titanium and zirconium minerals, including ilmenite, rutile and zircon) also present an attractive future opportunity for the Company by providing an expected low-cost and large-scale monazite feedstock that the Company may then process into separated REE products at the Mill. The Company owns 100% interests in the Vara Mada (Madagascar) and Bahia (Brazil) Projects and has the right to earn up to a 49% joint venture interest in the Donald Project (Australia) pursuant to which Energy Fuels expects to offtake all REE-monazite.
Vara Mada Project
The Company acquired control of the Vara Mada Project on October 2, 2024. At the time of the acquisition, the Vara Mada Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension, and on December 5, 2024, the Company entered into a MOU with the Government of Madagascar setting forth certain key terms applicable to the Vara Mada Project. The lifting of the suspension enabled the Company to re-commence development and other technical activities on the ground after a five-year hiatus, including the re-establishment of the Company’s social programs, additional mine planning and engineering, expanding the critical mineral resource base, and progressing other activities as necessary to progress the Vara Mada Project and achieve a positive FID, which will require suitable fiscal and stability arrangements to be finalized with the Government of Madagascar.
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
At this time, it is too early to determine whether and to what extent social and political developments in Madagascar may impact the Vara Mada Project, whether positively or negatively, including with respect to the Vara Mada Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Vara Mada Project or the ability to achieve a positive FID. There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If a stability mechanism and necessary approvals to support the Vara Mada Project are not obtained, or are obtained on terms less favorable than expected, this could delay any FID in relation to the Vara Mada Project or prevent or otherwise have a significant effect on the development of the Vara Mada Project or the Company’s ability to recover monazite from the Vara Mada Project. These developments have not had an impact on the financial results of the Company at this time.

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
Donald Project
The Company has a joint venture with Astron, the Donald Project JV, to jointly develop and operate the Donald Project in Australia, which is a well-known REE and HMS deposit that the Company believes could provide it with a near-term, low-cost, and large-scale source of monazite sand that, upon development, would be transported to the Mill for the recovery of separated REE products. The Donald Project has all major regulatory approvals required to construct and operate the project. The Donald Project is notable in that the monazite concentrates expected to be produced at the project contain elevated concentrations of the “heavy” REE oxides, including Tb and Dy. The Donald Project JV currently expects to make an FID on the Donald Project in Q3 2026, subject to market conditions and financing.
The JV Agreement provides Energy Fuels with the right to invest up to AUD$183.00 million (approximately $126.17 million at June 30, 2026 exchange rates) to earn up to a 49% interest in the Donald Project JV and the right to offtake all monazite/xenotime produced from the project. In addition, the Company has agreed to issue Common Shares to Astron having a value of up to $17.50 million. The Company has invested AUD$48.83 million ($32.87 million at June 30, 2026 exchange rates) in cash into the Donald Project through June 30, 2026. Further, the Company advanced AUD$37.06 million ($25.79 million) in cash to the Donald Project to purchase land, properties and certain equipment (“Advances”), which are secured by the underlying assets and do not bear interest unless in the case of default. If a positive FID is made on the Donald Project, the outstanding Advances are expected to be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances shall become due and payable subject to the terms of the JV Agreements, as amended. If a positive FID is made, the Company will have remaining cash contributions of AUD$97.11 million to complete its 49% interest earn-in after considering previous cash contributions and the conversion of the Advances to equity. The remaining $14.00 million of Common Shares will be issued upon a positive FID. As of June 30, 2026, the Company has a 12.7% ownership interest in the Donald Project. Astron, through its subsidiary Dickson & Johnson Pty Ltd, holds the remaining 87.3% interest.
Bahia Project
The Bahia Project is a HMS and REE deposit that the Company believes has the potential to supply 3,000 to 5,000 tonnes of monazite per year to the Mill for decades for processing into high-purity REE oxides. That amount of monazite contains approximately 1,500 to 2,500 tonnes of TREO, including an estimated 300 to 500 tonnes of NdPr per year and significant commercial quantities of Tb and Dy and other “heavy” REEs. While Energy Fuels’ primary interest in acquiring the Bahia Project is the uranium and REE-bearing monazite, the Bahia Project is also expected to produce high-quality ilmenite, rutile and zircon minerals for the production of the critical minerals, titanium and zirconium.
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
Uranium Market
The following table sets forth weekly spot and monthly long-term uranium prices (dollars per pound) from TradeTech LLC (“TradeTech”):

	March 31,	June 30,	Percent	Quarterly	Quarterly	July 31,
Price	2026	2026	Change	Low	High	2026
Weekly Spot	$83.25	$85.00	2%	$83.25	$87.00	$86.50
Monthly Long-Term	$93.00	$97.00	4%	$93.00	$97.00	$97.00
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
The Company continues to believe that uranium prices will continue to rise to levels that support the additional primary production that is expected to be required. We expect more nuclear units to be constructed around the world, along with existing capacity extended and protected, while primary mine production drops due to depletion of resources, reduced production, commissioning challenges, logistic issues, and insufficiently high prices.
According to TradeTech, world uranium requirements continue to exceed primary mine production, with the gap being bridged by dwindling secondary supplies and excess uranium inventories in various forms that have already been mined. At the same time, a large portion of global uranium production remains state-owned and state-subsidized, and therefore not subject to normal market fundamentals, which the Company believes present risks to current and future markets. However, Russia’s invasion of Ukraine, and the upcoming halt of waivers under the U.S. uranium ban on December 31, 2027, has increased demand for non-Russian uranium. Geopolitical tensions remain between the U.S. and China, and Kazakhstan and Uzbekistan maintain close commercial and political ties with Russia, which the Company believes places future uranium and nuclear supplies from those nations at risk. As a result, the Company has observed more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that certain uranium supply and demand fundamentals point to sustained market strength and potentially higher prices in the future, increased demand from utilities and end-users (including data center, AI and technology sectors), financial entities, traders, and producers. However, the Company also believes that while uranium market conditions have improved significantly since 2021, they still could be vulnerable, primarily due to secondary uranium supplies, excess inventories, and non-market activities of state-owned enterprises. While U.S. and European utilities are reducing their exposure to Russian supply, the Company believes that Russia, and increasingly China, maintains significant capabilities across the nuclear fuel cycle, which could re-enter the global market in the future upon resolution of the conflict in Ukraine, circumvention of trade restrictions, a cooling of geopolitical tensions or other factors.
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
During the three months ended June 30, 2026, the mid-point price (dollars per pound) of vanadium in Europe had the following activity:

	March 31,	June 30,	Percent	Quarterly	Quarterly	July 31,
Price	2025	2026	Change	Low	High	2026
Midpoint	$5.93	$5.99	1%	$5.90	$6.11	$5.35

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
Rare Earth Elements Market
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including EVs, robotics, wind energy, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and defense applications. Monazite, the primary source of REEs currently utilized by the Company, also contains significant recoverable quantities of uranium, which fuels the production of carbon‑free electricity using nuclear technology. According to industry analyst Wood Mackenzie, most demand for REEs is in the form of separated REEs, “as most end‑use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (according to Adamas Intelligence). By volume, NdPr, Tb and Dy used for permanent magnets in drive unit motors for EVs and plug‑in hybrid EVs (“PHEV”), and lanthanum (“La”) and cerium (“Ce”) used in catalysts comprised 60% of total consumption, yet over 90% of the value consumed.
Typical concentrated monazite sands from the southeast U.S. average approximately 55% TREO and 0.20% uranium, which is the typical grade of uranium found in mines that have historically fed the Mill. Of the 55% TREO, the NdPr typically comprises approximately 22% of the TREO. NdPr is the key ingredient in the manufacture of high-strength permanent magnets, which are essential to the lightweight and powerful synchronous motors required in EVs, PHEVs, and permanent magnet used in wind turbines for renewable energy generation, as well as in an array of other modern technologies, including mobile devices, robotics and defense applications. Monazite also contains higher concentrations of “heavy” REEs than other REE-bearing minerals, including Tb and Dy used in permanent magnets used in EVs, PHEVs, defense and other applications, and Sm, Gd, Lu and/or Y, which are currently in limited demand, but are seeing growing interest by the U.S. government for national security purposes and manufacturers for commercial production.
The Company is currently focused primarily on NdPr, Tb, Dy, Sm, Eu and Gd, but has the capability to separate other REEs such as Lu and Y should market conditions and/or government demand support such activities. REEs are mined both as a primary target and as a co-product of HMS mining where the natural monazite sands are physically separated from the other mined sands. The ore then goes through a process of cracking and cleaning at the Mill that may include acids or caustic solutions, elevated temperature and pressure to recover the uranium and free the REEs from the mineral matrix. After removal of the uranium, this solution is cleaned of any remaining deleterious elements (including remaining radioactive elements) and sent to SX circuits that have the primary role to separate the REEs into separate individual REEs by extraction, scrubbing stripping and washing. SX facilities then use solvents and a series of mixer-settlers for the separation of the REEs from each other and to create the desired purified REE products (often as oxides) for the market or particular end user. Separated REE products are typically sold to various markets, depending on the use. Separated REE products can be made into REE metals and metal-alloys, which are used to produce permanent magnets and other applications.
REEs are commercially transacted in a number of forms and purities. Therefore, there is no single price for REEs collectively but numerous prices for various REE compounds, materials, production sources and delivery locations. The primary value that the Company expects to generate in the short- to medium-term will come from NdPr, Dy, and Tb oxides as those are the REEs the Company plans to target for high purity separation. In addition, as discussed above, the Company commenced production of separated NdPr in 2024. Furthermore, if the Company successfully completes the acquisition of ASM, the Company will have the potential to generate value from the production of REE metals and alloys. Similarly, if the Company successfully completes the acquisition of VAC, the Company will have the potential to generate value from the manufacture and sale of REPMs and other advanced magnetic materials.
Monazite Concentrates
Monazite concentrates are an excellent source of REEs, uranium and thorium, and particularly the magnetic REEs (NdPr, Sm, Tb and Dy) when compared to other REE-bearing minerals. The uranium in monazite can be used for nuclear power, and thorium can potentially be used for thorium salt reactors and medical isotope production.

Most monazite produced from HMS is in the form of either a separated monazite concentrate or as monazite contained in HMC. Currently, most monazite concentrates produced globally are shipped to China. Current demand growth for monazite is closely linked to the growing push for clean energy technologies, such as EVs and wind turbines, and other technologies including advanced robotics.
Monazite prices have been on an upward trend since mid-2025 due to an improvement in REE pricing linked to Chinese government-imposed restrictions on REE exports from China. Pricing remained elevated through Q2 2026, and despite intra-quarter volatility, certain key REE products recovered or increased by the end of the quarter.
The following tables set forth the prices for certain REE compounds and materials mid-point prices in RMB¥/kg and their approximate value in USD$/kg, according to data from Benchmark Mineral Intelligence (“Benchmark”) (X-China pricing) and Asian Metal (Chinese pricing):

	March 31, 2026		June 30, 2026		Percent
Product/Price Index	(RMB¥/kg)	($/kg)	(RMB¥/kg)	($/kg)	Change
Benchmark (European)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	863	125	748	110	(12)%
Dy Oxide	8,975	1,300	9,514	1,400	8%
Tb Oxide	31,067	4,500	32,279	4,750	6%

Benchmark (North American)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	863	125	748	110	(12)%
Yttrium Oxide	7,939	1,150	10,703	1,575	37%

Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	715	104	738	109	5%
Dy Oxide	1,390	202	1,390	205	1%
Tb Oxide	6,150	892	6,450	949	6%
Yttrium Oxide	71	10	53	8	(20)%

Benchmark (European) Premium to Asian Metal (%)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	21%	21%	1%	1%	*
Dy Oxide	546%	546%	584%	584%	*
Tb Oxide	405%	405%	400%	400%	*
* Not relevant.

	July 31, 2026
Product/Price Index	(RMB¥/kg)	($/kg)
Benchmark (European)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	745	110
Dy Oxide	11,006	1,625
Tb Oxide	33,865	5,000

Benchmark (North American)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	745	110
Yttrium Oxide	10,667	1,575

Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	748	111
Dy Oxide	1,410	209
Tb Oxide	6,750	1,000
Yttrium Oxide	59	9

Benchmark (European) Premium to Asian Metal
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	(1)%	(1)%
Dy Oxide	681%	681%
Tb Oxide	402%	402%
The REE magnet market is expected to see significant growth through 2040 per Adamas Intelligence, driven by increasing demand for neodymium-iron-boron (“NdFeB”) magnets in EVs, PHEVs, robotics, advanced air mobility, and defense. While China consumes the most REEs in its manufacturing industries, much of it is consumed in the manufacture of end-use goods for export and by non-Chinese companies operating within China. REE separation facilities are additionally located in Vietnam, India, France (Solvay) as well as Neo Performance Materials’ Silmet facility in Estonia, processing a variety of feedstocks and sources. In addition, there are small-scale or experimental operational facilities located elsewhere (Russia included).
The Company views its commercial production of separated NdPr, pilot production of separated Tb and Dy, and planned future production of separated Sm, Eu, and Gd, from both monazite concentrates (current) and MREC (future), as important first steps toward restoring a secure and resilient REE supply chain based in the U.S. By acquiring the Vara Mada Project, Bahia Project, and the right to earn into a 49% interest in the Donald Project (with the right to offtake 100% of the produced monazite/xenotime), the Company has secured what it believes will be low-cost monazite feedstocks that can be processed in the U.S. into separated REE products available for sale to U.S., E.U. and Asian customers on a competitive basis. Upon successful development of those projects, expected to be in the 2028 to 2030 time frame, the Company will have secured monazite sources capable of producing up to approximately 4,500 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Tb and Dy.
To further restore a secure and resilient REE supply chain, the Company expects to develop the Mill’s planned Phase 2 Circuit (expected in 2029), which would have the capacity to allow the Mill to produce in total (from the Phase 1 Circuit and the Phase 2 Circuit) up to 6,000 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Tb and Dy, which would utilize all the monazite concentrates expected to be mined from the Company’s Vara Mada, Bahia, and Donald Projects in addition to any additional monazite concentrates and MREC sources from third parties (i.e. Chemours’ mines on the U.S. East Coast). Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill. On a global level, there is a potential to acquire natural monazite sands and MRECs from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
Upon the successful acquisition of ASM, which is expected to occur as early as the end of August 2026, the Company will combine ASM’s Korean Metals Plant and its planned American Metals Plant with REE oxide production from the Mill. The Company will also own the advanced Dubbo REE Project in Australia. Upon the successful acquisition of VAC, which is expected to occur as soon as Q1 2027, the Company will add operating REPM and advanced magnet manufacturing facilities in the U.S., Germany, Finland, Slovakia, Malaysia, and China. These transactions are expected to create what the Company believes would be the largest fully integrated, resilient REE “mine-to-metal and alloy” producer in the western world to close a critical strategic gap in the global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
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
Sluggish global pigment demand continued through Q2 2026 due to ongoing economic weakness and the uncertainty and cost implications arising from the war in Iran. However, a combination of idled production at some major pigment operations, reductions in pigment inventory and rising input costs have resulted in major pigment producers successfully increasing their prices through Q2 2026.
The sulfate pigment process, which relies on sulfur or sulfuric acid as a key input, remains the major technology utilized for pigment production in China. The recent steep increase in global sulfur prices resulting from production and trade disruptions in the Middle East have presented a major challenge to all sulfate pigment producers. This is compounding recent increases in export freight costs and the ongoing impact of high tariffs on Chinese pigment imports in the key markets of Europe, Brazil and India. Chinese pigment producers increased pigment prices through the first half of 2026 in order to improve margins. Pigment production in China is the major global source of demand for sulfate ilmenite. A surplus of sulfate ilmenite supply, mostly from increases in African concentrates being processed in China, is maintaining pressure on sulfate ilmenite prices. Increased shipping costs, resulting from recent fuel cost escalation, are further eroding net prices received by sulfate ilmenite suppliers.
Western pigment producers are the main source of demand for chloride ilmenite and high-grade feedstocks including rutile. Major western pigment producers continue to experience challenges from the weak and uncertain economic conditions. However, the idling of a number of pigment plants (owned by a major global pigment producer who entered administration) across Europe and Asia has taken pressure off the market and pigment inventories have decreased to the point at which some restocking is reported to be occurring. Low production utilization rates across major pigment producers have eroded demand and pricing for rutile and chloride ilmenite. However, recent reports of downstream restocking may lead to an increase in pigment production rates which should improve demand for rutile and chloride ilmenite over coming months. The suspension of production of synthetic rutile by a major producer from December 1, 2025 may help to alleviate pressure on the high-grade feedstock market through 2026. Chloride ilmenite, regarded as a niche feedstock for western pigment production with a high relative economic value, is typically purchased under long-term offtake arrangements and generally experiences limited short-term price fluctuations. An incident at a major mineral sands mining operation in Africa during Q1 2026 is likely to impact chloride ilmenite supply for a significant part of 2026.
Demand for rutile from the welding and titanium metal sectors remains firm. The main drivers of demand have been the shipbuilding and aerospace industries combined with sanctions on Russian-supply of raw materials. However, the extent of the rutile price premium into these minor use sectors (above pigment sector pricing) has eroded due to an excess of global supply including the increase in production of premium rutile in China from concentrates being imported into China from Africa.
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

The curtailment of supply by some major producers, together with some supply disruptions and a reduction in inventories in China, has resulted in a tightening of the zircon market and an improvement in pricing through the first half of 2026. After a prolonged period of weakness, zircon demand in China, the largest global consumer of zircon, has improved as consumers have been rebuilding inventory levels. Further improvement in zircon prices will depend on the extent and sustainability of an improvement in underlying demand and the extent to which reduced supply returns to the market.
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
The following table sets forth certain HMS prices in $/t (freight on board basis), according to TZ Minerals International Pty Ltd.’s estimated market prices published in June 2026:

	March 31, 2026	June 30, 2026	Percent
Product	($/t)	($/t)	Change
Zircon (Premium)	1,510	1,510	—%
Rutile (Premium, bulk)	1,150	970	(16)%
Chloride Ilmenite (60 % TiO2)	245	260	6%
Sulfate Ilmenite (50 % TiO2)	195	195	—%
Inventories
The Company is well-stocked to meet its long-term uranium contract sales and potential spot sales as market conditions warrant. The Company’s inventory balances as of June 30, 2026 were as follows:

Ore, mineralized material and raw materials (estimated contained pounds of U3O8)	590,000
Work-in-process (contained pounds of U3O8)	35,000
Finished pounds of U3O8	1,640,000
Total pounds of finished and contained U3O8	2,265,000
The mix between contained uranium in ore and mineralized material inventories and finished U3O8 product inventory depends on the timing of the processing of stockpiled uranium mineralized material at the Mill, any spot uranium sales or purchases the Company may elect to complete in 2026.
As of June 30, 2026, the Company has approximately 905,000 pounds of finished V2O5 in inventory, and there remains an estimated 1.0 to 3.0 million pounds of additional solubilized recoverable V2O5 in tailings solutions at the Mill awaiting future recovery, as market conditions may warrant.
Outlook for Remainder of 2026
Guidance
The Company’s guidance for 2026 is as follows:

	Low	High
Mined (contained pounds of U3O8)	2,000,000	2,500,000
Processed (finished pounds of U3O8)(1)	1,500,000	2,500,000
Sales (pounds of U3O8)(2)	1,500,000	2,000,000
(1) The conventional uranium Mill run was completed in Q2 2026, and planned maintenance is ongoing. A subsequent Mill run will proceed pending receipt of sufficient ore and mineralized material stockpiles to justify the restart, which is currently expected to be in Q4 2026 or early in 2027.
(2) Subject to sales into the spot market depending on market conditions.

Finished Uranium Costs Decline
The Company processed low-cost Pinyon Plain mine ores from Q4 2025 from a conventional uranium Mill run, which was completed in Q2 2026. During this Mill run, we processed and produced approximately 2.3 million pounds of finished U3O8, of which 1.7 million pounds of finished U3O8 was packaged and processed in 2026. During this Mill run, the Company’s average mining and transportation costs to the Mill for Pinyon Plain ore was approximately $14 per pound of recovered U3O8, which together with milling cost of approximately $9 per pound U3O8, resulted in a total weighted average cost of approximately $23 per pound of U3O8 recovered. The Company believes this ranks among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores were blended and processed with a relatively small quantity of lower grade, higher cost, La Sal/Pandora ores at the Company’s discretion.
The Company’s inventories of finished U3O8 had a weighted average cost of approximately $34 per pound U3O8 as of June 30, 2026, reflecting the weighted average cost of production and purchases of finished inventories from various sources over the years, as the Company continued to ramp up production and maximize economies of scale, including from Alternate Feed Materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and purchases of uranium on the spot market. These costs do not fully reflect the recently mined ores from the Pinyon Plain mine after completing this Mill run, which have not yet been processed.
As the Company accounts for cost of goods sold as the weighted average cost of its finished product inventories, sales of uranium produced in 2026 will reflect the blended average of the 1.1 million pounds of U3O8 in finished inventories as of December 31, 2025, plus the cost of additional finished U3O8 produced from blended Pinyon Plain and La Sal/Pandora ores. This has resulted in costs of goods sold of approximately $39 per pound thus far in 2026, which is expected to continue to decline during the remainder of 2026, depending on the quantity of any additional spot sales of inventory that may be made throughout 2026. The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.
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
The Company’s six long-term utility contracts require future deliveries of uranium between 2026 and 2032. The actual volumes delivered under these contracts varies based on the buyer’s exercise of options and quantity flexibility. The Company remains actively engaged in pursuing additional selective long-term uranium sales contracts due to observed upticks in interest from nuclear utilities seeking long-term supply. As of June 30, 2026, the Company’s contracted uranium sales volumes are as follows (in pounds of U3O8):

	Minimum	Base	Maximum
Remainder of the year ending December 31, 2026	180,000	240,000	310,000
Year ending December 31, 2027	770,000	890,000	1,130,000
Year ending December 31, 2028	770,000	890,000	1,130,000
Year ending December 31, 2029	490,000	560,000	1,010,000
Year ending December 31, 2030	400,000	460,000	900,000
Thereafter	160,000	160,000	240,000
Total	2,770,000	3,200,000	4,720,000
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of June 30, 2026, the Foundation has awarded 52 grants totaling $0.91 million, of which $0.29 million was committed to Native American initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through the first half of 2026. This is due to generally depressed uranium prices until 2024 resulting in minimal uranium production and low quantities of monazite to recover salable REE products, each of which has not allowed the Company to realize economies of scale and capital expenditures to develop the Company’s growing portfolio projects.
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
We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues, income or cash flows of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company’s six long-term uranium supply agreements, with remaining deliveries subject to customer elections; (b) the Company continuing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market; (ii) U.S. government laws and programs, including any tariffs enacted by the President and retaliatory tariffs proposed by other countries, which could increase the cost to produce any of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how much tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iii) volatility in prices of uranium, vanadium, HMS, REEs and our other primary metals; and (iv) the Company’s HMS, REE and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)	Percent
Revenues	$25,108	$4,212	$20,896	496%
Operating costs and expenses:
Costs applicable to revenues	10,690	3,655	7,035	192%
Exploration, development and processing(1)	8,115	9,075	(960)	(11)%
Standby	2,872	1,780	1,092	61%
Accretion of asset retirement obligations	3,711	862	2,849	331%
Selling, general and administration(1)	15,922	12,130	3,792	31%
Share-based compensation	3,641	2,885	756	26%
Transaction and integration related costs	10,732	—	10,732	*
Total operating costs and expenses	55,683	30,387	25,296	83%
Operating loss	(30,575)	(26,175)	(4,400)	17%
Other income (expense):
Gain on sale of assets	69	3,135	(3,066)	(98)%
Loss in unconsolidated affiliates	(2,329)	(280)	(2,049)	*
Other income (loss)	(723)	1,506	(2,229)	*
Total other income (loss)	(2,983)	4,361	(7,344)	*
Loss before income taxes	(33,558)	(21,814)	(11,744)	54%
Income tax expense	(45)	(26)	(19)	73%
Net loss	$(33,603)	$(21,840)	$(11,763)	54%

Basic net loss per share	$(0.13)	$(0.10)	$(0.03)	*
Diluted net loss per share	$(0.13)	$(0.10)	$(0.03)	*
*Not meaningful.
(1) Excludes share-based compensation.
For the three months ended June 30, 2026, net loss increased by $11.76 million to $33.60 million or $0.13 per share from $21.84 million or $0.10 per share for the three months ended June 30, 2025, primarily due to higher total operating costs and expenses including transaction and integration related costs related to the planned acquisitions of ASM and VAC, partially offset by higher uranium concentrates revenues driven by the timing of uranium sales.
Revenues
Revenues increased by $20.90 million to $25.11 million for the three months ended June 30, 2026, from $4.21 million for the three months ended June 30, 2025, primarily due to higher uranium concentrates revenues driven by increased volumes and higher realized sales prices.
Costs Applicable to Revenues
Costs applicable to revenue increased by $7.03 million to $10.69 million for the three months ended June 30, 2026, from $3.66 million for the three months ended June 30, 2025, primarily due to higher uranium volumes sold, partially offset by lower weighted average cost per pound of uranium sold.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) decreased by $0.96 million to $8.12 million for the three months ended June 30, 2026 from $9.08 million for the three months ended June 30, 2025, primarily due to consumable inventory that was no longer needed for reclamation activities at the Kwale Project that was expensed in 2025, lower indirect processing costs at the Mill and lower development costs at the La Sal Complex, partially offset by higher exploration costs at the Bahia Project.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for several of the Company’s projects as of June 30, 2026, with the exception of its Vara Mada, Pinyon Plain and Sheep Mountain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $1.09 million to $2.87 million for the three months ended June 30, 2026 from $1.78 million for the three months ended June 30, 2025, primarily due to higher permitting activities at Roca Honda and Whirlwind and increased maintenance activities at Nichols Ranch.
Accretion of asset retirement obligations
Accretion of asset retirement obligations increased by $2.85 million to $3.71 million for the three months ended June 30, 2026 from $0.86 million for the three months ended June 30, 2025. The increase was primarily attributable to a revision of a portion of the Kwale Project asset retirement obligation as reclamation neared completion and the timing of remaining monitoring and end-of-life expenditures was reassessed, resulting in an accelerated accretion charge of $3.10 million. Asset retirement obligation settlements also decreased significantly compared to the prior-year period.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $3.79 million to $15.92 million for the three months ended June 30, 2026 from $12.13 million for the three months ended June 30, 2025, primarily due to increases in general headcount, salaries and benefits and severance payments in connection with the Company’s executive succession plan.
Share-based compensation
Share-based compensation increased by $0.75 million to $3.64 million for the three months ended June 30, 2026 from $2.89 million for the three months ended June 30, 2025, primarily due to accelerated vesting of awards in connection with the Company’s executive succession plan.
Transaction and integration related costs
Transaction and integration related costs are for legal, advisory and accounting fees directly related to the planned acquisitions of ASM and VAC. Transaction and integration related costs were $10.73 million for the three months ended June 30, 2026. No transaction and integration related costs were incurred during the three months ended June 30, 2025.
Other Income (Loss)
Gain on sale of assets
Gain on sale of assets decreased by $3.07 million to $0.07 million for the three months ended June 30, 2026 from $3.14 million for the three months ended June 30, 2025 primarily due to sales of mining equipment in 2025 that was no longer needed for reclamation activities at the Kwale Project.

Loss in unconsolidated affiliates
Loss in unconsolidated affiliates increased by $2.05 million to $2.33 million for the three months ended June 30, 2026 from $0.28 million for the three months ended June 30, 2025 primarily due to the Company’s proportionate share of losses incurred by the Donald Project JV and the Company’s decision to not pursue further activities at Tate.
Other income (loss)
Other loss was $0.72 million, net for the three months ended June 30, 2026. Other income was $1.51 million, net for the three months ended June 30, 2025. The change between periods was primarily due to mark-to-market losses on marketable securities, lower gains on maturities of marketable securities and interest expense on the Company’s 0.75% Convertible Senior Notes due in 2031 (the “Notes”) issued on October 1, 2025, partially offset by higher interest income. See Note 14 — Supplemental Financial Information for more information.
Segment Results of Operations
We have three reportable segments: (i) uranium, (ii) REE and (iii) HMS. The uranium segment engages in conventional and in situ recovery uranium extraction, recovery and sales of uranium from mineral properties and the recycling of uranium-bearing materials generated by third parties in the U.S. As part of these activities, the Company acquires, explores, evaluates and, if warranted, permits uranium properties. The Company’s final uranium product is U3O8, which is sold to customers for further processing into fuel for nuclear reactors. The Company also produces V2O5 as a co-product of uranium at the Mill, as market conditions warrant. In addition to uranium, the Company is also exploring opportunities to separate radium-226 and radium-228 as a co-product of uranium process streams at the Mill. The REE segment is engaged in the Company’s initiatives to progress towards full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE products in the coming years. The Company completed the construction and commissioning of Phase 1 of the modification and enhancement of its infrastructure at the Mill in 2024. The Company expects to procure monazite through its mines including the Vara Mada and Bahia Projects, its JV interest in the Donald Project, other potential joint ventures or other collaborations and open market purchases. The HMS segment engages in the exploration, development and recovery of HMS at the Vara Mada and Bahia Projects, as well as its equity method investment in the Donald Project JV. The Company’s Kwale Project is in reclamation. The Company recovers stand-alone ilmenite, rutile, zircon and monazite to provide sources of titanium and zirconium.
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2026
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$24,951	$—	$—	$24,951
Alternate Feed Materials, processing and other	157	—	—	157
Total revenues	$25,108	$—	$—	$25,108
Costs applicable to revenues
Costs applicable to uranium concentrates	$10,690	$—	$—	$10,690
Total costs applicable to revenues	$10,690	$—	$—	$10,690

	Three Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$3,850	$—	$—	$3,850
Heavy mineral sands	—	—	278	278
Alternate Feed Materials, processing and other	84	—	—	84
Total revenues	$3,934	$—	$278	$4,212
Costs applicable to revenues
Costs applicable to uranium concentrates	$2,659	$—	$—	$2,659
Costs applicable to heavy mineral sands	—	—	996	996
Total costs applicable to revenues	$2,659	$—	$996	$3,655
The following table sets forth select operating data and financial metrics:

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)	Percent
Volumes sold
Uranium concentrates (lbs.)	310,000	50,000	260,000	520%
Heavy mineral sands (tonnes)	—	202	(202)	*

Realized sales price
Uranium concentrates ($/lb.)	$80.48	$77.00	$3.48	5%
Heavy mineral sands ($/tonne)	—	1,371	(1,371)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$34.48	$53.17	$(18.69)	(35%)
Heavy mineral sands ($/tonne)	—	4,931	(4,931)	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $21.10 million to $24.95 million for the three months ended June 30, 2026 from $3.85 million for the three months ended June 30, 2025. Higher sales volume (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for approximately $20.02 million increase in revenue between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $1.08 million increase between periods.
The Company sold 150,000 pounds of U3O8 on the spot market for $12.74 million at a weighted average sales price of $84.92 per pound for the three months ended June 30, 2026 compared to 50,000 pounds of U3O8 on the spot market for $3.85 million at a weighted average sales price of $77.00 per pound for the three months ended June 30, 2025.
The Company sold 160,000 pounds of U3O8 under existing long-term contracts for $12.21 million, at a weighted average sales price of $76.33 per pound for the three months ended June 30, 2026 compared to no long-term contract sales for the three months ended June 30, 2025.

Costs applicable to revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $8.03 million to $10.69 million for the three months ended June 30, 2026 from $2.66 million for the three months ended June 30, 2025 primarily due to higher volumes sold between periods partially offset by lower weighted average costs per pound.
Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average cost per pound) accounted for approximately $13.82 million increase in costs between periods. Lower weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period volumes sold) accounted for an approximate $5.79 million decrease in costs between periods.
Rare Earth Element Segment Results
There were no revenues or costs applicable to rare earth element revenues for either of the three months ended June 30, 2026 or 2025.
Heavy Mineral Sand Segment Results
There were no revenues or costs applicable to heavy mineral sands for the three months ended June 30, 2026. Revenues from HMS were $0.28 million and costs applicable to HMS were $1.00 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)	Percent
Revenues	$60,946	$21,110	$39,836	189%
Operating costs and expenses:
Costs applicable to revenues	32,165	21,779	10,386	48%
Exploration, development and processing(1)	16,209	15,521	688	4%
Standby	6,208	3,647	2,561	70%
Accretion of asset retirement obligations	4,308	1,935	2,373	123%
Selling, general and administration(1)	29,292	25,106	4,186	17%
Share-based compensation	7,152	5,490	1,662	30%
Transaction and integration related costs	13,115	—	13,115	*
Total operating costs and expenses	108,449	73,478	34,971	48%
Operating loss	(47,503)	(52,368)	4,865	(9)%
Other income (expense):
Gain on sale of assets	361	3,490	(3,129)	(90)%
Loss in unconsolidated affiliates	(2,391)	(421)	(1,970)	*
Other income	5,063	15	5,048	*
Total other income	3,033	3,084	(51)	(2)%
Loss before income taxes	(44,470)	(49,284)	4,814	(10)%
Income tax benefit (expense)	(93)	1,120	(1,213)	*
Net loss	$(44,563)	$(48,164)	$3,601	(7)%

Basic net loss per share	$(0.18)	$(0.23)	$0.05	*
Diluted net loss per share	$(0.18)	$(0.23)	$0.05	*
*Not meaningful.
(1) Excludes share-based compensation.
For the six months ended June 30, 2026, net loss decreased by $3.60 million to $44.56 million or $0.18 per share from $48.16 million or $0.23 per share for the six months ended June 30, 2025 primarily due to higher uranium concentrates revenues driven by the timing of uranium sales, partially offset by higher total operating costs and expenses, including transaction and integration related costs associated with the planned acquisitions of ASM and VAC.
Revenues
Revenues increased by $39.84 million to $60.95 million for the six months ended June 30, 2026 from $21.11 million for the six months ended June 30, 2025 primarily due to higher uranium concentrates revenues driven by increased sales volumes and the timing of uranium sales, partially offset by no HMS sales.
Costs Applicable to Revenues
Costs applicable to revenue increased by $10.39 million to $32.17 million for the six months ended June 30, 2026 from $21.78 million for the six months ended June 30, 2025 primarily due to higher uranium sales volumes, partially offset by no HMS sales.
Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) increased by $0.69 million to $16.21 million for the six months ended June 30, 2026 from $15.52 million for the six months ended June 30, 2025, primarily due to higher indirect processing costs at the Mill, higher exploration and development costs at the La Sal Complex as well as higher exploration costs at the Bahia Project, partially offset by consumable inventory for reclamation activities at the Kwale Project that was expensed in 2025 and development costs for the Juniper Zone at Pinyon Plain were capitalized in 2026 following the release .
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of June 30, 2026, with the exception of its Sheep Mountain and Pinyon Plain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $2.56 million to $6.21 million for the six months ended June 30, 2026 from $3.65 million for the six months ended June 30, 2025, primarily attributable to higher personnel costs at Nichols Ranch, increased permitting activities at Roca Honda and increased permitting and maintenance activities at Whirlwind.
Accretion of asset retirement obligations
Accretion of asset retirement obligations increased by $2.37 million to $4.31 million for the six months ended June 30, 2026 from $1.94 million for the six months ended June 30, 2025. The increase was primarily attributable to a revision of a portion of the Kwale Project asset retirement obligation as reclamation neared completion and the timing of remaining monitoring and end-of-life expenditures was reassessed, resulting in an accelerated accretion charge of $3.10 million. Asset retirement obligation settlements also decreased significantly compared to the prior-year period.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $4.18 million to $29.29 million for the six months ended June 30, 2026 from $25.11 million for the six months ended June 30, 2025 primarily due to increases in general headcount, salaries and benefits and severance payments in connection with the Company’s executive succession plan.
Share-based compensation
Share-based compensation increased by $1.66 million to $7.15 million for the six months ended June 30, 2026 from $5.49 million for the six months ended June 30, 2025 primarily due to increased headcount, higher grant date fair values and accelerated vesting of awards in connection with the Company’s executive succession plan.
Transactions and integration related costs
Transactions and integration related costs are for legal, advisory and accounting fees directly related to the acquisitions of ASM and VAC. Transactions and integration related costs were $13.12 million for the six months ended June 30, 2026. No transactions and integration related costs were incurred during the six months ended June 30, 2025.
Other Income
Gain on sale of assets
Gain on sale of assets decreased by $3.13 million to $0.36 million for the six months ended June 30, 2026 from $3.49 million for the six months ended June 30, 2025 primarily due to sales of mining equipment in 2025 that was no longer needed for reclamation activities at the Kwale Project.
Loss in unconsolidated affiliates
Loss in unconsolidated affiliates decreased by $1.97 million to $2.39 million for the six months ended June 30, 2026 from $0.42 million for the six months ended June 30, 2025 primarily due to the Company’s proportionate share of losses incurred by the Donald Project JV and the Company’s decision to not invest further in Tate, which the Company began accounting for under the equity method on April 1, 2025.

Other income
Other income increased by $5.04 million to $5.06 million, net for the six months ended June 30, 2026 from $0.02 million, net for the six months ended June 30, 2025 primarily due to higher interest income, partially offset by higher mark-to-market losses on marketable securities and interest expense on the Notes issued on October 1, 2025. See Note 14 — Supplemental Financial Information for more information.
Income tax benefit (expense)
Income tax expense was $0.09 million for the six months ended June 30, 2026 on loss before income taxes of $44.47 million primarily due to Brazil income tax arising from transfer pricing revenue recognized. Income tax benefit was $1.12 million for the six months ended June 30, 2025 on loss before income taxes of $49.28 million, which was primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources Limited.
Segment Results of Operations
The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2026
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$60,671	$—	$—	$60,671
Alternate Feed Materials, processing and other	275	—	—	275
Total revenues	$60,946	$—	$—	$60,946
Costs applicable to revenues
Costs applicable to uranium concentrates	$32,165	$—	$—	$32,165
Total costs applicable to revenues	$32,165	$—	$—	$32,165

	Six Months Ended June 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium concentrates	$3,850	$—	$—	$3,850
Heavy mineral sands	—	—	15,821	15,821
Alternate Feed Materials, processing and other	1,439	—	—	1,439
Total revenues	$5,289	$—	$15,821	$21,110
Costs applicable to revenues
Costs applicable to uranium concentrates	$2,659	$—	$—	$2,659
Costs applicable to heavy mineral sands	—	—	19,120	19,120
Total costs applicable to revenues	$2,659	$—	$19,120	$21,779

The following table sets forth selected operating data and financial metrics:

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)	Percent
Volumes sold
Uranium concentrates (lbs.)	820,000	50,000	770,000	1,540%
Heavy mineral sands (tonnes)	—	21,319	(21,319)	*

Realized sales price
Uranium concentrates ($/lb.)	$73.99	$77.00	$(3.01)	(4)%
Heavy mineral sands ($/tonne)	—	742	$(742)	*

Costs applicable to revenues
Uranium concentrates ($/lb.)	$39.23	$53.17	$(13.94)	(26)%
Heavy mineral sands ($/tonne)	—	897	$(897)	*
*Not meaningful.
Uranium Segment Results
Revenues
Uranium concentrates
Revenues from uranium concentrates increased by $56.82 million to $60.67 million for the six months ended June 30, 2026 from $3.85 million for the six months ended June 30, 2025. Higher sales volume (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for approximately $59.29 million increase in revenue between periods. Lower realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $2.47 million decrease between periods.
The Company sold 250,000 pounds of U3O8 on the spot market for $22.33 million at a weighted average sales price of $89.30 per pound for the six months ended June 30, 2026 compared to 50,000 pounds of U3O8 on the spot market for $3.85 million at a weighted average sales price of $77.00 per pound for the six months ended June 30, 2025.
The Company sold 570,000 pounds of U3O8 under existing long-term contracts for $38.35 million, at a weighted average sales price of $67.27 per pound for the six months ended June 30, 2026 compared to no long-term contract sales for the six months ended June 30, 2025.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $1.16 million to $0.28 million for the six months ended June 30, 2026 from $1.44 million for the six months ended June 30, 2025. The decrease was primarily due to additional billings recognized in the prior year period related to lower grade ore than contracted from a customer, partially offset by the processing of certain alternate feed materials.
Costs Applicable to Revenues
Costs applicable to uranium concentrates
Costs applicable to uranium concentrates increased by $29.51 million to $32.17 million for the six months ended June 30, 2026 from $2.66 million for the six months ended June 30, 2025 primarily due to higher volumes sold between periods partially offset by lower weighted average costs per pound.
Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $40.94 million increase in costs between periods. Lower weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $11.43 million decrease in costs between periods.

Rare Earth Element Segment Results
There were no revenues or costs applicable to revenues for either the six months ended June 30, 2026 or 2025.
Heavy Mineral Sand Segment Results
There were no revenues or costs applicable to heavy mineral sands for the six months ended June 30, 2026. Revenues from HMS were $15.82 million and costs applicable to HMS were $19.12 million for the six months ended June 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE separation capacity expansion, development of the Vara Mada Project, earn-in to the Donald Project JV, uranium mining activities at the Pinyon Plain, La Sal and Pandora mines, processing activities at the Mill, exploration activities at the Bahia Project, TAT radioisotope initiative and reclamation of the Kwale Project, as well as potential business and property acquisitions including ASM and VAC.
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares pursuant to our ATM in appropriate circumstances and fund our capital expenditures and potential future growth opportunities including planned mergers and acquisitions through debt and/or equity financings. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
Shares Issued for Cash
The Company has an ATM in place, which allows the Company to make Common Share distributions to the extent qualified under a U.S. shelf registration statement on Form S-3 (“Shelf Registration Statement”) and one or more prospectus supplements. The Company’s current Shelf Registration Statement went effective on March 22, 2024 and permits the Company to sell any combination of its common shares, warrants, rights, subscriptions receipts, preferred shares, debt securities and/or units in one or more offerings. On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300.00 million in additional Common Shares under the ATM (“June 2025 Prospectus Supplement”). Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the three months ended June 30, 2026, the Company issued 5.33 million Common Shares for net proceeds of $100.31 million under the ATM. During the six months ended June 30, 2026, the Company issued 8.38 million Common Shares for net proceeds of $153.07 million under the ATM. As a result of these issuances, the Company fully depleted its June 2025 Prospectus Supplement.
Conditional Financing Commitment
On June 18, 2026, the Company received a conditional $725 million financing commitment from the OSC (the “Conditional OSC Financing”). Under a commitment agreement that is subject to further due diligence, finalization of agreements, customary closing conditions, and approvals, the OSC would extend to Energy Fuels a $725 million loan with a tenor of 20 years to support the planned expansion of the Company’s critical minerals processing capabilities at its White Mesa Mill in Utah as well as a planned rare earth metals and alloys facility to be constructed in the United States.
Working Capital and Future Requirements for Funds
As of June 30, 2026, the Company had working capital of $996.01 million, including $58.42 million in cash and cash equivalents, $878.34 million of marketable securities, approximately 1,640,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.
The Company manages liquidity risk through the management of its working capital and its capital structure.

Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(17,750)	$(44,773)
Net cash used in investing activities	(133,323)	(75,217)
Net cash provided by financing activities	144,185	152,131
Effect of exchange rate fluctuations on cash held in foreign currencies	946	1,098
Net change in cash, cash equivalents and restricted cash	(5,942)	33,239
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$81,262	$91,844
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net cash used in operating activities
Net cash used in operating activities decreased by $27.02 million to $17.75 million for the six months ended June 30, 2026 from $44.77 million for the six months ended June 30, 2025. The decrease was primarily due to higher cash receipts from uranium sales during the six months ended June 30, 2026, and lower cash outflows to settle asset retirement obligations due to decreased reclamation activity.
Net cash used in investing activities
Net cash used in investing activities increased by $58.10 million to $133.32 million for the six months ended June 30, 2026 from $75.22 million for the six months ended June 30, 2025. The increase between periods was primarily due to higher net cash outflows from purchases and maturities of marketable securities of $45.98 million, increased additions of $6.18 million to property, plant, equipment and mineral properties, and increased contributions to the Donald Project JV of $2.82 million, partially offset by lower proceeds from asset sales of $3.13 million.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $7.95 million to $144.19 million for the six months ended June 30, 2026 from $152.13 million for the six months ended June 30, 2025 primarily due to an increase of $6.67 million to fund employee income tax withholdings upon vesting of RSUs and exercises stock appreciation rights, partially offset by higher net proceeds of $1.20 million for Common Shares issued for cash under the ATM and $2.55 million received for the exercise of stock options.
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
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain a nominal balance in Canadian dollars, Australian dollars, Kenyan Shillings, Malagasy Ariary and Brazilian Real, resulting in a low currency risk relative to our cash and cash equivalent balances. We also hold marketable equity securities in Canadian dollars.
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of June 30, 2026 (in thousands):

Cash and cash equivalents	$6,269
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of June 30, 2026, with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$63

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(63)

Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of June 30, 2026, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2025 or in this Form 10-Q for the three and six months ended June 30, 2026.
ITEM 1A. RISK FACTORS.
Other than as set out below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Risks relating to the Conditional Financing Commitment
There can be no assurances that all conditions to the Conditional OSC Financing will be satisfied, that the proposed financing will be completed or that the proposed financing will not be modified, challenged or impaired in the future, each of which could have a material adverse effect on our business, results of operations and financial position.
The Conditional OSC Financing is subject to further due diligence, finalization of agreements, closing conditions and approvals.
There can be no assurances that all conditions will be satisfied and that the proposed financing will be completed, and that funding of and support for the transactions contemplated by the financing commitment will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, results of operations and financial position.
In the event of any termination or frustration of the Conditional OSC Financing, in full or in part, we may have limited recourse and remedies available against the OSC and the U.S. federal government.
Energy Fuels’ business is subject to change in U.S. policy, regulation and funding could impair the Company’s ability to operate its existing business and pursue its strategic plans.
Our operations are subject to extensive regulatory requirements enforced in part by the U.S. federal government. If government regulations are interpreted or enforced in a manner adverse to us, we may be subject to enforcement actions, penalties, exclusion, and other material limitations on our operations. Any changes in U.S. federal regulations or a failure to comply with the terms of the agreements with the U.S. federal government could impair our ability to operate our existing business and pursue our strategic plans. Furthermore, the potential opportunities afforded Energy Fuels by participating in a government financing program like that of the OSC are unique. While this financing is expected to enhance Energy Fuels’ ability to pursue its strategic goals, including sourcing of heavy rare earth feedstock and securing necessary environmental permits and approvals, Energy Fuels remains solely responsible for meeting all commercial and regulatory requirements.
The Conditional OSC Financing also subjects us to various laws, regulations, and other policies and considerations that may constrain our future business or otherwise have a material adverse impact on our future financial results. We may be subject to heightened scrutiny of our business activities with both government and non-government customers, government audits, investigations, congressional scrutiny, inquiries about conflicts of interest, civil or criminal enforcement by the Department of Justice (including actions under the False Claims Act), exclusion or limitation on future government-funded opportunities, suspension, debarment, and other administrative remedies.
The Conditional OSC Financing contains affirmative and negative covenants that may impair our ability to operate in the normal course of business, which could have a material adverse effect on its business.
The Conditional OSC Financing specifies additional steps that we must take to proceed toward financial close on the loan, including fulfilling financial, legal, technical and other due diligence requirements. Additionally, the Conditional OSC Financing contains affirmative and negative covenants that could impair our ability to operate in the normal course of business. If strategic transactions that we wish to undertake are prohibited by the Conditional OSC Financing, our ability to operate in the ordinary course of business could be materially impacted. It is noted that the Conditional OSC Financing expressly contemplates the ASM transaction and transactions such as the VAC Merger. However, both transactions remain subject to OSC due diligence which could impact the availability or timing of the proposed financing.

Additionally, the Conditional OSC Financing contemplates a potential for warrants to be issued. The amount or terms of such warrants have not yet been determined. If warrants are issued and are exercised, the issuance of the Common Shares underlying such warrants will dilute the ownership interests of holders of Common Shares and reduce the value of their investment.
Risks of entering into the Merger Agreement and VAC Merger
The market price of the Common Shares may be adversely affected as a result of the VAC Merger consideration and related financing arrangements.
The VAC Merger Consideration consists of: (i) $718 million (being the VAC Merger Cash Consideration); (ii) 65,853,000 Common Shares (subject to the maximum number of Common Shares constituting the VAC Merger Share Consideration that may be issued without obtaining the approval of our shareholders under applicable Canadian securities laws; and (iii) VAC Merger Preferred Share Consideration, issued, as set out in the Merger Agreement, to replace Common Shares removed from the VAC Merger Share Consideration to comply with Canadian Securities Laws (with the number of Preferred shares increased in accordance with the Merger Agreement if the VAC Merger Share Consideration is so reduced) and/or to provide an additional value top up if the market price of the Common Shares at closing is below a specified reference price.
The increase in the number of issued and outstanding Common Shares may lead to sales of such shares or perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Common Shares. Further, the issuance of the VAC Merger Share Consideration may dilute the ownership interests of holders of Common Shares and reduce the value of their investment. Similar dilution could result from the sale of assets to meet liquidity requirements.
In addition, we currently anticipate using some or all of the proceeds of the Senior Secured Term Loan Facility, together with cash on hand, to fund the VAC Merger Cash Consideration. Under the terms of the Senior Secured Term Loan Facility, amounts to be funded will be reduced by the net cash proceeds from the issuance or incurrence of certain debt, the issuance of equity financing (including equity and debt securities convertible or exchangeable into or exercisable for equity securities, other equity-linked securities or hybrid debt-equity securities) and non-ordinary course asset sales. To the extent that we issue equity securities or equity-linked securities, or incur additional debt, to reduce or repay amounts drawn under the Senior Secured Term Loan Facility, such issuances could further dilute the ownership interests of holders of Common Shares and/or increase our leverage and debt-servicing obligations, post-closing of the ASM and VAC transactions. Additional debt may also impose further covenants and restrictions on our operations.
If the VAC Merger Preferred Share Consideration is issued, holders of our preferred shares will have certain preferential rights over holders of Common Shares.
If the VAC Merger Preferred Share Consideration is issued at closing, such holders will have preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to holders of Common Shares, and the right to the redemption of such preferred shares, possibly together with a premium, prior to the redemption of Common Shares.
Closing Conditions to the VAC Merger may not be satisfied.
Implementation of the Merger Agreement is subject to the satisfaction or waiver (where permitted) of a number of closing conditions. There can be no guarantee that the closing conditions will be satisfied or waived (where permitted), or, if satisfied or waived (where permitted), when that will occur. Certain closing conditions are beyond our control and VAC’s control, including regulatory approvals. Any failure or delay in satisfying the closing conditions could prevent or delay the implementation of the Merger Agreement, which could reduce the benefits that we and VAC expect to obtain from the VAC Merger, increase the costs associated with the VAC Merger and/or impede the successful integration of our and VAC’s businesses.
The Merger Agreement may be terminated in certain circumstances.
We and VAC have the right to terminate the Merger Agreement in circumstances pursuant to Section 9.01 of the Merger Agreement. As such, there is no certainty that the Merger Agreement will not be terminated by either VAC or us before the VAC Merger is completed.
In this scenario, the market price of Common Shares may fall and there is no assurance that any alternative proposal will emerge (and if such proposal emerges, there is no assurance that it will be at an equivalent or lower price than the implied price to be paid to acquire VAC under the Merger Agreement).
Significant transaction and transaction-related costs have been incurred and will continue to be incurred.

Both VAC and us have incurred, and will continue to incur, significant costs associated with the Merger Agreement and combining our businesses with those of VAC. Fees and expenses related to the VAC Merger include financial adviser fees, filing fees, taxes, legal, accountant and regulatory fees. Some of these costs will be paid regardless of whether the VAC Merger is completed.
Changes in the risk and investment profile of our Common Shares.
The closing of the VAC Merger will alter the risk exposure of our shareholders, as they will be exposed to risks relating to each of our business, ASM, and VAC (the “Combined Company”) (including the integration of VAC).
Integration and failure to realize benefits, including synergies.
On and from the closing, we expect to pursue and realize benefits of increasing operations across magnets and manufacturing with REE.
There is a risk that we may not achieve the strategies, operational objectives and benefits (in whole or in part) or that they will not materialize or will not materialize to the extent that we contemplate, or they will be delayed. This may occur due to matters beyond our control, or as a result of changes in circumstances or strategies. A failure to achieve these strategies, operational objectives and benefits could have an adverse impact on our operations, financial performance and financial position. There is also a risk that the Combined Company will not benefit (in whole or in part) from the synergies and other benefits.
We may face new tax risks in certain VAC operating jurisdictions.
VAC has operations and conducts business in Germany, Slovakia, Malaysia, Finland, and other parts of the world, in which our subsidiaries do not currently operate or conduct business in. Taxation laws in these jurisdictions can be complex, subject to varying interpretations and applications by relevant tax authority and are continuously subject to changes and revisions. In addition, following the VAC Merger, we may be subject to tax liabilities that may exist at VAC or that may arise in connection with the VAC Merger which are currently unknown. Any unexpected taxes imposed on us could have a material and adverse impact on our financial position.
VAC has not been subject to internal control infrastructure requirements that U.S. public companies are required to comply with.
VAC was not required to maintain an internal control infrastructure that would meet the standards of a U.S. public company, including the requirements of the Sarbanes-Oxley Act of 2002, as amended. The costs to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation.
In addition, we may discover significant deficiencies or material weaknesses in VAC’s financial and disclosure controls and procedures which could result in additional costs or adversely affect our business or operating results, and, as has occurred with us, the accounting for acquisitions can be complex and may lead to material weaknesses.
Risks relating to the Combined Company’s business and operations
The Combined Company’s business and industry will be subject to a number of business and operation risks, including risks that are outside of its control, which could negatively impact the Combined Company’s actual results. These risks include, but are not limited to, those set out below:
a.Risks related to the jurisdictions in which the Combined Company will operate.
The Combined Company and its businesses, and the industries in which it operates, are subject to a number of risks related to the jurisdictions in which the Combined Company operates, including risks that are outside of its control, which could negatively impact on the Combined Company’s actual operation and financial results.
b.Foreign Currency Risks.
The Combined Company’s operations will be subject to currency fluctuations. The Combined Company’s operating expenses and revenues will primarily be incurred in U.S. dollars, while some of its cash balances and expenses are measured in Canadian dollars and Brazilian real. The operations of the Combined Company’s HMS Division based in Perth, Western Australia are also primarily conducted in U.S. dollars, though some are conducted in currencies other than the U.S. dollar (including, Australian dollars, Kenyan shillings and Malagasy ariary). The operations of ASM are primarily conducted in Australian dollars, but ASM conducts some of its business in currencies other than the

Australian dollar (including, U.S. dollars, and South Korean won) and VAC’s magnetic materials and product solutions based in Germany are conducted in euros. The fluctuation of the Canadian dollar, Australian dollar, Brazilian real, Kenyan shilling, South Korean won, euros and/or Malagasy ariary in relation to the U.S. dollar will consequently have an impact on the Combined Company’s profitability and may also affect the value of its assets and shareholder’s equity.
In addition, any strengthening of the U.S. dollar relative to the other currencies makes the Combined Company’s mineral extraction and recovery, metal and alloy products and magnetic materials potentially less competitive in relation to similar activities in other countries and could have a material impact on the Combined Company’s cash flows and profitability, as well as affect the value of its assets and shareholders’ equity.
c.The Combined Company’s operations outside the U.S. and Canada will require compliance with a number of international regulations and stock exchange listing requirements, particularly in the U.S., Canada, Australia and Europe, violations of which could have a material adverse effect on the business, consolidated results of operations, and consolidated financial condition.
The Combined Company’s operations will require compliance with a number of international regulations, particularly in the U.S., Canada, Australia and Europe, and other international regulations. For example, the operations are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits certain companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The operations are also subject to the Corruption of Foreign Public Officials Act (“CFPOA”), which is the Canadian equivalent of the FCPA, the German anti-bribery laws contained in the German Criminal Code (“StGB”), and the Australian anti-bribery laws set out in the Australian Criminal Code Act 1995 (Cth) (“CCA”). The Combined Company’s activities create the risk of unauthorized payments or offers of payments by its employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to the Combined Company’s control. The Combined Company cannot assure that any internal control policies and procedures and training and compliance programs for its employees and agents with respect to the FCPA, CFPOA, StGB and CCA, it may have in place at any time will protect it from reckless or criminal acts committed by its employees or agents. The Combined Company is also subject to the risks that its employees, joint venture partners, and agents outside of the U.S. may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and the Combined Company may be subject to other liabilities, which could have a material adverse effect on its business, consolidated results of operations and consolidated financial condition. Additionally, the Combined Company will be subject to the listing rules of Energy Fuels’ stock exchanges, including the NYSE American, TSX and ASX, as they may change over time.
d.The Combined Company will be subject to risks normally encountered by companies in the manufacturing and magnetics industry.
A component of the Combined Company’s strategy will be to produce REE and magnet products that are used in critical existing and emerging technologies, such as advanced electronics, aerospace and defense systems, energy products, robotics, and other high-growth, advanced technologies. The success of the Combined Company’s business will depend, in part, on the continued growth of these end-markets and the successful commercialization of rare earth products in such markets. If the market for these critical existing and emerging technologies does not grow as expected, grows slower than expected, or if the demand for the Combined Company’s products in these markets decreases or is manipulated by geopolitical factors (see below for additional detail), then the Combined Company’s business, prospects, financial condition and operating results could be harmed, possibly materially. In addition, the market for these technologies, particularly in the automotive industry, tends to be cyclical, which exposes the Combined Company to increased volatility, and it is uncertain as to how such macroeconomic factors will impact its business. Any unexpected costs or delays in the manufacturing of separated REE products or rare earth magnets, or less than expected demand for the critical existing and emerging technologies that use REE products, could have a material adverse effect on the Combined Company’s financial condition or results of operations.
The REE mining and processing and magnet manufacturing industry is capital-intensive with competitive market dynamics. Production of REE and magnet products is dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve, and possibly expand their facilities. Additionally, the Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. If the Combined Company is not able to achieve consistent product quality at its anticipated costs of production, then any strategic advantages that the competitors may have over them, including, without limitation, lower labor, compliance, and production costs, could have a material adverse effect on the Combined Company’s business.
e.The Combined Company may be adversely affected by fluctuations in demand for, and prices of, magnet materials, and by U.S. federal administration changes.
Changes in demand for, and the market price of (including taxes, tariffs and/or fees imposed upon) magnet materials could significantly affect VAC’s profitability and, in turn, the Combined Company’s profitability. A change in the U.S. federal administration introduces uncertainty as to shifts in policies, tariffs, taxes, regulations, priorities and (dis)engagement in international conflicts or wars, as well as geopolitical relations influenced by any one or more of such shifts, all of which may have a detrimental impact on demand.
Furthermore, supply side factors have a significant influence on price volatility for REE and magnet materials. Supply of REE and magnet materials is dominated by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, and, to a lesser extent, regulation of imports, and has and may continue to change such production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of REE and magnet materials can lead to significant fluctuations in the market price of such products.
Demand for the Combined Company’s products may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronics industries. Lack of growth in these markets may adversely affect the demand for the Combined Company’s products.
In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to REE and magnet material supply and demand and ultimately to the broader markets. Periods of high REE market prices generally are beneficial to the Combined Company’s financial performance. However, strong REE prices also create economic pressure to identify or create alternate technologies that ultimately could depress long-term demand for REE minerals and products, and at the same time may incentivize development of competing mining properties.
f.The Combined Company’s operations are expected to rely on third-party sources for key REE, including suppliers in China, which may be subject to export controls or other restrictions.
VAC and ASM source REE and/or REE oxides and other materials from various jurisdictions including China. Geopolitical tensions, export restrictions, licensing requirements, trade disputes, economic conditions, transit disruptions, public health concerns, or regulatory actions may affect the availability or cost of these materials. If we cannot obtain necessary materials at commercially reasonable prices or in adequate quantities, our ability to manufacture products - or customer demand for such products - may be adversely affected. For example, in 2025, China imposed and later expanded export restrictions and licensing requirements on certain REEs and related magnets. Although some restrictions were subsequently suspended for certain U.S. end-users, future restrictions or renewed implementation could constrain global supply. Limited access to these materials could impair our ability to manufacture certain products, increase our production costs, reduce our competitiveness relative to manufacturers with alternative supply sources and/or negatively impact downstream customers resulting in a material adverse effect on the Combined Company’s financial condition or results of operations.
g.The Combined Company depends on its senior management team and other key personnel, and the loss of such personnel or an inability to attract and retain skilled employees could adversely affect the Combined Company’s business.
The Combined Company will depend on the services of its senior management team and other key personnel, whose experience, relationships and leadership are critical to the execution of the VAC Merger strategy, including the operation and expansion of the mining, separation and magnet manufacturing activities. The loss of the services of any key member of senior management could disrupt its operations, delay the execution of strategic initiatives and adversely affect the Combined Company’s business.
In addition, efficient production of rare earth products, magnets and magnetic precursor products using modern techniques and equipment requires skilled technicians, engineers, operators and other specialized personnel. The

Combined Company’s optimization and downstream efforts will significantly increase its need for such personnel, and competition for these employees may be intense. If the Combined Company is unable to hire, train and retain qualified personnel, or if it is unable to replace senior management or other key employees on acceptable terms or in a timely manner, the Combined Company’s labor costs could increase and its ability to reach anticipated production levels or execute its long-term strategy could be adversely affected. Any of these factors could have a material adverse effect on the Combined Company’s business, results of operations and financial condition.
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
ITEM 5. OTHER INFORMATION.
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a ‘Rule 10b5–1 Trading Arrangement’ or ‘non-Rule 10b5–1 trading arrangement,’ as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS.
Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of June 23, 2026, by and among VAC Group B.V., Ara VAC TOPCO US LLC, Ara VAC IE Aggregator, LP, Ara VAC Blocker, SLP, Ara VAC Holdings, Ltd., Energy Fuels Inc., Merger Sub HoldCo, Dutch Merger Sub, Energy Fuels Holdings Corp., US Merger Sub I, and US Merger Sub II (1)

3.1	Articles of Continuance dated September 2, 2005 (2)
3.2	Articles of Amendment dated May 26, 2006 (3)
3.3	By-laws (4)
4.1	Shareholder Rights Plan Agreement between Energy Fuels Inc. and Equiniti Trust Company, LLC dated April 10, 2024, as amended on May 28, 2024 (5)
4.2	2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and as further amended on May 24, 2024 and April 21, 2025 (6)
4.3	Indenture dated October 3, 2025 between Energy Fuels Inc. and U.S. Bank Trust Company, National Association, as Trustee (7)
4.4	Form of 0.75% Convertible Senior Note due 2031 (8)
10.1
Sales Agreement by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities Inc., LLC, and H. C. Wainwright & Co., LLC dated June 13, 2025 (9)

10.2	Amended and Restated Employment Agreement by and between Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund effective April 10, 2024 (10)
10.3	Amended Employment Agreement by and between Energy Fuels Inc. and Nathan Longenecker dated May 10, 2026
10.4	Employment Agreement by and between Energy Fuels Inc. and Nathan R. Bennett dated July 10, 2025 (11)
10.5	Employment Agreement by and between Energy Fuels Inc. and Ross R. Bhappu executed May 5, 2026, with an effective date of April 16, 2026 (12)
10.6	Employment Agreement by and between Energy Fuels Inc. and Oscar German dated May 10, 2026

10.7	Purchase Agreement dated September 30, 2025 between Energy Fuels Inc. and Goldman Sachs & Co. LLC (13)
10.8	Form of Capped Call Transaction Confirmation (14)
10.9
Donald Mineral Sands and Rare Earths Project - Mining Joint Venture Agreement by and between Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Minerals Sands Pty Ltd, dated June 4, 2024 (15)

10.10	Scheme Implementation Deed, dated as of January 21, 2026, as amended on March 13, 2026 (AWST), by and among Energy Fuels Inc. and Australian Strategic Materials Limited (16)
10.11	$250,000,000 Senior Secured Term Loan Facility Commitment Letter, dated as of June 23, 2026, between Energy Fuels Inc. and Goldman Sachs Bank USA (17)
23.1	Consent of Daniel D. Kapostasy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations

(1)	Incorporated by reference to Exhibit 2.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on June 26, 2026.
(2)	Incorporated by reference to Exhibit 3.1 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(3)	Incorporated by reference to Exhibit 3.2 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(4)	Incorporated by reference to Exhibit 3.3 of Energy Fuels’ Form F-4 filed with the SEC on May 8, 2015.
(5)	Incorporated by reference to Exhibit 4.1 of Energy Fuels’ Form 8-K filed with the SEC on June 14, 2024.
(6)	Incorporated by reference to Appendix A of Energy Fuels’ Schedule 14A filed with the SEC on April 23, 2025.
(7)	Incorporated by reference to Exhibit 4.1 to Energy Fuels’ Form 8-K/A filed with the SEC on February 10, 2026.
(8)	Incorporated by reference to Exhibit 4.2 to Energy Fuels’ Form 8-K/A filed with the SEC on February 10, 2026.
(9)	Incorporated by reference to Exhibit 1.1 to Energy Fuels’ Form 8-K filed with the SEC on June 13, 2025.
(10)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on April 22, 2024.
(11)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on July 22, 2025.
(12)	Incorporated by reference to Exhibit 10.5 to Energy Fuels’ Form 10-Q filed with the SEC on May 6, 2026.
(13)	Incorporated by reference to Exhibit 10.1 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(14)	Incorporated by reference to Exhibit 10.2 to Energy Fuels’ Form 8-K filed with the SEC on October 6, 2025.
(15)	Incorporated by reference to Exhibit 10.14 of Energy Fuels Inc.’s Form 10-K/A filed with the SEC on June 28, 2024.
(16)	Incorporated by reference to Exhibit 10.1 of Energy Fuels Inc.’s Form 8-K filed with the SEC on July 28, 2026.
(17)	Incorporated by reference to Exhibit 10.3 of Energy Fuels Inc.’s Form 8-K filed with the SEC on June 26, 2026.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: August 5, 2026	By:	/s/ Ross R. Bhappu
Ross R. Bhappu
President and Chief Executive Officer

Dated: August 5, 2026	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer