Form 10-Q
period 2026-09-30
ENERGY FUELS INC
filed 2026-11-04
CIK 1385849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, the registrant had 264,828 common shares (the “Shares” or “Common Shares”) (in thousands), without par value, outstanding.

ENERGY FUELS INC.
FORM 10-Q
For the Quarter Ended September 30, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the exhibits attached hereto (the “Quarterly Report”) contain “forward-looking statements” and “forward-looking information” within the meaning of applicable United States (“U.S.”) and Canadian securities laws (collectively, “forward-looking statements”), which may include, but are not limited to, statements with respect to Energy Fuels Inc.’s (the “Company” or “Energy Fuels,” “we,” “us” or “our”): anticipated results and progress of our operations in future periods; planned exploration, development and operation of our mineral properties; plans related to our business, including the ramp-up of uranium production and the expansion of our rare earth element (“REE”) and heavy mineral sands (“HMS”) initiatives; our continued development of capabilities for the commercial separation of REEs at our White Mesa Mill (the “White Mesa Mill” or the “Mill”) in Utah; development activities at our Bahia HMS and REE Project in Brazil (the “Bahia Project”); our reclamation activities at the Kwale HMS Project in Kenya (the “Kwale Project”); our development activities at the Vara Mada REE and HMS Project in Madagascar (the “Vara Mada Project,”) and our newly acquired REE project located in New South Wales, Australia (the “Dubbo Project”); any expectations regarding the Company’s metal and alloy capabilities through its Korean Metals Plant (“KMP”) located in South Korea, acquired through the Company’s acquisition of Australian Strategic Materials Limited (“ASM”) on August 28, 2026 (the “ASM Acquisition”); any expectation that the Company will expand its metal and alloy-making capacity, as planned, through an American Metals Plant (“AMP”); any expectation that the proposed acquisition of VAC Group B.V., Ara VAC TOPCO US LLC and their respective consolidated subsidiaries (collectively, “VAC”) from Ara Partners (the “VAC Acquisition”) for REE permanent magnet-making capabilities and magnetic solutions will be completed as planned or at all; any expectation that the Company’s fully integrated mine-to-magnet REE growth strategy will be realized; the potential earn-in of up to a 49% joint venture interest in the Donald REE and HMS Project in Australia (the “Donald Project”); plans related to the potential recovery of radioisotopes at the Mill for use in targeted alpha therapy (“TAT”) medical treatments; any plans related to the acquisition of additional uranium, uranium/vanadium, REE or HMS mineral properties; expectations with respect to the conditional U.S. Office of Strategic Capital (the “OSC”) loan commitment of up to $725 million of senior-secured debt with a 20-year tenor (the “OSC Conditional Loan”); any expectation that the planned expansions at the Mill to enable the large-scale production of separated light and heavy REE oxides will be completed as expected, or at all; expectations regarding production levels, costs, margins and timing; historic and estimated Mineral Resources and Mineral Reserves; maintenance and renewal of material rights, licenses and permits; any expectations regarding political or government stability and regulatory conditions in jurisdictions in which we operate; expectations regarding the formalization of fiscal and other terms applicable to the Vara Mada Project with the Government of Madagascar through an investment agreement, amendments to existing laws or other mechanisms; any expectation that positive final investment decisions (“FID” or “FIDs”) will be made for the Vara Mada Project, Donald Project, Dubbo Project and/or Bahia Project, or that any such projects will be developed; and any expectations regarding the outcome(s) of any pending or future litigation, disputes and/or allegations. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.
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
Readers are cautioned that it would be unreasonable to rely on any forward-looking statements as creating any legal rights, that such forward-looking statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and that actual results are likely to differ, and may differ materially, and objectives, plans and strategies may differ or change, from those expressed or implied by the forward-looking statements as a result of various factors. Such risks and uncertainties include, but are not limited to: global economic risks, including the occurrence of pandemics or other widespread health emergencies, political unrest, government corruption, military actions or wars, or the imposition of tariffs or other trade restrictions that affect global markets; cybersecurity risks associated with critical and other highly sensitive minerals of international interest; litigation risks; risks associated with the restart, ramp-up and operation of our uranium, uranium/vanadium and REE and HMS mines and processing facilities; risks associated with our commercial production of separated REE oxides and the planned expansion of such production; risks associated with the exploration, permitting, financing, and development of the Vara Mada Project, the Donald Project, the Dubbo Project and/or the Bahia Project, in addition to the

Company’s existing undeveloped uranium projects; risks associated with the reclamation and pending closure of the Kwale Project; risks associated with the KMP and AMP; risks associated with the potential recovery of radioisotopes for use in the Company’s TAT initiatives; risks associated with successfully completing and integrating business and mineral acquisitions; risks associated with joint ventures; international risks, including geopolitical and country risks; risks associated with negotiating and maintaining satisfactory and enforceable fiscal and stability arrangements and obtaining foreign government approvals on a timely basis or at all, including expropriation risks; risks associated with the need to formalize suitable fiscal and other terms applicable to the Vara Mada Project through an investment agreement, amendments to existing laws or other mechanisms, on a timely basis or at all; risks related to the Vara Mada Project associated with social unrest, political instability and/or potential corruption in Madagascar; risks associated with increased regulatory requirements applicable to our operations, including in new international jurisdictions; risks generally encountered in the exploration, development, operation, closure and reclamation of mineral properties and processing and recovery facilities; risks associated with the REE activities and supply of monazite and mixed rare earth carbonate (“MREC”) feed materials for its existing and planned operations; risks associated with integrating and realizing benefits, including anticipated synergies from the ASM Acquisition and pending VAC Acquisition; risks associated with taxes in certain ASM and VAC operating jurisdictions; risks related to the results of operations, which are affected by the market prices of REEs, HMS, uranium and vanadium; risks that some of the Company’s mineral properties may never be put into a state of production; risks that the Company will need to continuously add to its Mineral Reserve and Mineral Resource base and/or expand its uranium recycling program, which includes the processing of uranium from uranium-bearing materials not derived from natural or native ores (“Alternate Feed Materials”); risks associated with new metals, alloys and REE magnet initiatives; and risks relating to the pro forma financial information of Energy Fuels (inclusive of ASM) and VAC (together, the “Combined Company”) as previously filed on Form 8-K not being indicative of the actual financial condition of the Combined Company. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, the following risks:
•global economic risks, including the occurrence of unforeseen or catastrophic events, such as social and political unrest, wars or the emergence of a widespread health emergency, which could create operational, economic and financial disruptions for an indeterminate period of time that could materially impact our business, operations, personnel and financial condition;
•global economic risks, including the imposition of tariffs and/or reciprocal tariffs that affect global markets, including: risks to the salability of our separated neodymium-praseodymium (“NdPr”), separated dysprosium (“Dy”), separated terbium (“Tb”), other REE oxides, and potentially other REE and REE-related value-added products (collectively, “REE products”), uranium, vanadium, heavy mineral concentrate (“HMC”) and HMS products including ilmenite, rutile and zircon (collectively, “HMS products”), and metals and alloys and, upon the closing of the VAC Acquisition as contemplated, REE magnets and other magnetic materials (collectively, our “Goods”) internationally; risks associated with the prices and availability of materials needed in the production of our Goods (our “Supply Chain Needs”); risks associated with the application and severity of tariff rates imposed on our Goods and Supply Chain Needs; risks of inflation; risks of escalation in global trade conflicts in jurisdictions where we operate; and risks associated with political uncertainty, any of which could materially impact our business, operations, personnel and financial condition;
•risks associated with Mineral Reserve and Mineral Resource estimates, including risks of errors in or changes to assumptions or methodologies to estimate disclosure rules and regulations;
•risks associated with estimating mineral extraction and recovery (“E&R”), forecasting future price levels necessary to support mineral E&R, and our ability to increase mineral E&R in response to changes in market conditions;
•uncertainties and liabilities inherent to conventional mineral E&R and/or in situ recovery (“ISR”);
•risks associated with commercial production of our REE products at the Mill or elsewhere or Goods, including risks that we may not be able to: produce REE products or Goods that meet commercial specifications at commercial levels or at all, or at acceptable cost levels; secure adequate supplies of uranium and REE-bearing ores in the future at satisfactory costs; sell our REE products and Goods at acceptable prices; address legal and regulatory challenges and delays; and adapt to technological or market changes that could impact the REE industry or our competitive position;
•risks that: the Company has not successfully developed, or is not able to successfully develop, the technology it believes is required to produce Dy, Tb, samarium (“Sm”), europium (“Eu”), gadolinium (“Gd”), lutetium (“Lu”) and/or yttrium (“Y”) at scale at the Mill; the Company does not have, or is not able to develop, the technical knowhow to design, construct and commission expansions of its existing infrastructure, including expansions of its Phase 1 REE separation circuit and development of its proposed Phase 2 REE separation circuit, to produce such REEs from monazite and potentially MREC within expected timeframes; or appropriate market conditions will not prevail;
•risks associated with changes to federal/national, state/provincial and/or local administrations that could negatively impact our business;
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
•risks that drilling program results will not significantly increase mineable uranium resources, confirm additional high-grade zones of mineralization, or result in lower mining or milling costs;
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
•the adequacy and cost of retaining insurance coverage and uncertainty regarding reclamation and decommissioning liabilities, including the adequacy of political risk insurance to cover losses arising from potential expropriation, delays in approvals, or failure to achieve suitable fiscal or stability arrangements;
•the ability of bonding companies to require increases in collateral required to secure reclamation obligations;
•the potential for, and outcome of, litigation, disputes or allegations and other legal proceedings, including potential injunctions;
•risks associated with our ability to meet obligations owed to creditors and access additional credit facilities on favorable terms or at all;
•risks associated with mergers and acquisitions, including failure to complete transactions, to successfully integrate acquired assets or operations (including the retention of critical technical expertise), or to accurately assess value and risk;
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
•risks associated with the KMP, including risks related to: adequate sources of feedstock, raw materials and other production inputs; the ability to produce the REE metals and alloys required for the Company’s integrated operations on a timely, cost-effective and commercial basis; actions or inactions by the South Korean government affecting permitting and the ability to successfully integrate; and risks associated with an AMP, including risks associated with the Company’s ability to expand its metal and alloy-making capacity, as planned, within the U.S. on fiscally favorable terms, or at all;
•risks associated with the Dubbo Project, including risks that the project may not materialize into a long-term secure resource of REEs and other critical minerals;
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
•market prices for our REE products, HMS products and Goods being cyclical and substantially variable;
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
•risks associated with the conditional OSC loan commitment and other government grants, loans, incentives or financial support that the Company has received, applied for or may seek, including risks that the Company will not satisfy applicable conditions; that such financing or support will not be finalized, funded or available when expected or at all; that the amount, timing or terms of such financing or support may differ from those anticipated; that conditions, requirements or approvals associated with such financing or support could delay or adversely affect the timing, development, construction or completion of affected projects; that governmental administrations, policies, priorities, programs, funding availability or other actions or inactions may modify, delay, challenge, reduce, terminate or otherwise impair such financing or support; and that any delay, reduction or unavailability of such financing or support could require the Company to seek alternative financing or delay, modify or not pursue affected projects;
•risks associated with the proposed acquisition of VAC, including risks that the transaction may not close;
•risks associated with obtaining project debt financing for the Company’s Donald Project, including that the debt financing will not be obtained as targeted or at all, and if obtained, that the Company will not meet necessary loan conditions and requirements;
•risks associated with the $250 million term loan financing commitment from Goldman Sachs, including a failure of the Company to meet necessary loan conditions and requirements;
•risks associated with public or political opposition to nuclear energy or uranium extraction;
•risks associated with governmental actions, laws, regulations and policies affecting uranium, REE, HMS and other mineral E&R activities and Goods;
•risks related to stock price volatility, dilution from equity issuances (including under the ATM program), and the ability to maintain the Company’s Common Share listings on the NYSE American and the Toronto Stock Exchange (“TSX”) and its CHESS Depositary Interests (“CDI”) listing on the ASX Limited (“ASX”);
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
•risks that the Company will not acquire its planned joint venture interest in the Donald Project, and that the Donald Project, Vara Mada Project, Dubbo Project and/or the Bahia Project will not reach positive FID; and
•upon closing of the VAC Acquisition as contemplated, risks that: raw materials necessary for making REE magnets may not be readily available or available at reasonable costs; the equipment required for the production of REE magnets may not be readily available at reasonable costs and on a timely basis; the Company may not be able to make REE magnets on a cost-effective basis or sell magnets to end-users at reasonable commercial prices that generate sufficient margins for the Company; the Company may not be successful in winning new magnet-making contracts; demand for REE magnets may not meet expectations; the Company may face increased competition; and markets may be negatively impacted by geopolitical forces or foreign or domestic government actions.
Such forward-looking statements are based on a number of assumptions made by management as of the date such statements are made, many of which are inherently uncertain and may prove to be incorrect, including, but not limited to, assumptions: that there is no material deterioration in general business, economic or market conditions; that interest rates and foreign exchange rates do not fluctuate materially beyond current expectations; that the supply of, demand for, deliveries of, and the level and volatility of prices for our Goods develop as anticipated; that commodity prices required to reach, sustain or increase expected or forecasted production levels are realized; that our production of separated REE oxides or other proposed REE activities, our HMS production, our production of Goods, our proposed radioisotope program, our planned construction of an AMP (market conditions warranting) or other potential production activities will be technically and commercially successful; that there are no material mining, processing, manufacturing and/or reclamation upsets; that we receive required regulatory and governmental approvals on a timely basis; that material licenses and permits are renewed as required; that financing is available on acceptable terms; and that the Company is able to maintain constructive relationships with employees, directors, contractors, business partners, joint venture partners, regulators and governments of the jurisdiction in which we operate.
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

Market, Industry and Other Data
This Quarterly Report contains estimates, projections and other information concerning our industry, our business and the markets for our products. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry and general publications, government data, and similar reputable sources.
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
For purposes of S-K 1300 and NI 43-101, as of September 30, 2026, the Company is classified as a production stage issuer because it is engaged in the material extraction of Mineral Reserves on at least one material property.
All mineral disclosure contained or incorporated by reference into this Quarterly Report has been prepared in accordance with the definitions of both S-K 1300 and NI 43-101.

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (Expressed in thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (Note 18)	$29,180	$17,710	$90,126	$38,820
Operating costs and expenses:
Costs applicable to revenues	11,304	12,784	43,469	34,563
Exploration, development and processing	12,151	12,704	29,021	28,645
Standby	3,088	2,525	9,296	6,172
Accretion of asset retirement obligations	579	687	4,887	2,622
Selling, general and administration	18,341	15,676	54,124	45,852
Transactions and integration related costs	9,030	—	22,145	—
Total operating costs and expenses	54,493	44,376	162,942	117,854
Operating loss	(25,313)	(26,666)	(72,816)	(79,034)

Other income (expense):
Gain on sale of assets	490	1,806	851	5,296
Loss in unconsolidated affiliates	(32)	(327)	(2,423)	(748)
Other income (loss) (Note 15)	(27,977)	8,266	(22,914)	8,281
Total other income (loss)	(27,519)	9,745	(24,486)	12,829
Loss before income taxes	(52,832)	(16,921)	(97,302)	(66,205)
Income tax benefit (expense)	462	(84)	369	1,036
Net loss	(52,370)	(17,005)	(96,933)	(65,169)
Net loss attributable to non-controlling interest	(164)	(269)	(505)	(324)
Net loss attributable to Energy Fuels Inc.	$(52,206)	$(16,736)	$(96,428)	$(64,845)

Basic net loss per share (Note 12)	$(0.20)	$(0.07)	$(0.39)	$(0.29)
Diluted net loss per share (Note 12)	$(0.20)	$(0.07)	$(0.39)	$(0.29)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (Expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(52,370)	$(17,005)	$(96,933)	$(65,169)
Foreign currency translation adjustment	1,011	604	4,077	3,695
Total other comprehensive income	1,011	604	4,077	3,695
Total comprehensive loss	$(51,359)	$(16,401)	$(92,856)	$(61,474)

Total comprehensive loss attributable to non-controlling interest	$(164)	$(269)	$(505)	$(324)
Total comprehensive loss attributable to Energy Fuels Inc.	$(51,195)	$(16,132)	$(92,351)	$(61,150)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$76,421	$64,736
Marketable securities (Notes 4 and 17)	779,472	797,106
Trade and other receivables, net, no allowance for credit losses as of September 30, 2026 and December 31, 2025 (Note 5)	26,866	18,018
Inventories (Note 6)	90,291	73,492
Prepaid expenses and other current assets	7,036	5,319
Total current assets	980,086	958,671
Mineral properties, net (Note 7)	369,150	312,266
Property, plant and equipment, net (Note 7)	135,381	69,795
Investments, net (Note 8)	43,574	27,525
Marketable securities (Notes 4 and 17)	25,182	10,241
Goodwill (Note 9)	56,512	—
Intangible assets, net (Note 9)	77,347	4,367
Restricted cash (Note 11)	23,044	22,468
Other assets	14,453	6,519
Total assets	$1,724,729	$1,411,852

LIABILITIES & EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 15)	$34,260	$24,985
Deferred revenue (Note 18)	3,004	—
Asset retirement obligations	2,683	788
Debt (Note 10)	2,210	—
Contingent consideration (Notes 17 and 19)	1,767	1,723
Other liabilities (Note 15)	3,910	3,737
Total current liabilities	47,834	31,233
Convertible senior notes, net (Notes 10 and 17)	678,694	675,688
Asset retirement obligations (Note 11)	21,469	21,407
Deferred tax (Note 14)	7,525	—
Other liabilities	2,285	954
Total liabilities	757,807	729,282
Equity
Share capital Common shares, without par value, unlimited shares authorized; shares issued and outstanding 264,828 and 240,366 as of September 30, 2026 and December 31, 2025, respectively	1,546,962	1,170,958
Accumulated deficit	(586,085)	(489,657)
Accumulated other comprehensive income (loss)	1,181	(2,896)
Total shareholders’ equity	962,058	678,405
Non-controlling interest	4,864	4,165
Total equity	966,922	682,570
Total liabilities and equity	$1,724,729	$1,411,852

Commitments and contingencies (Note 16)
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited) (Expressed in thousands of U.S. dollars and thousands of shares)

	Common Stock		Accumulated Earnings (Deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non-controlling interests	Total equity
	Shares	Amount
Balance as of December 31, 2025	240,366	$1,170,958	$(489,657)	$(2,896)	$678,405	$4,165	$682,570
Net loss	—	—	(10,844)	—	(10,844)	(116)	(10,960)
Other comprehensive income	—	—	—	2,369	2,369	—	2,369
Shares issued under the at-the-market offering program	3,042	54,399	—	—	54,399	—	54,399
Share issuance cost	—	(1,632)	—	—	(1,632)	—	(1,632)
Share-based compensation	—	3,648	—	—	3,648	—	3,648
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	662	(5,023)	—	—	(5,023)	—	(5,023)
Shares issued for exercise of stock options	324	2,101	—	—	2,101	—	2,101
Shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	16	(156)	—	—	(156)	—	(156)
Balance as of March 31, 2026	244,410	$1,224,295	$(500,501)	$(527)	$723,267	$4,049	$727,316
Net loss	—	—	(33,378)	—	(33,378)	(225)	(33,603)
Other comprehensive income	—	—	—	697	697	—	697
Shares issued under the at-the-market offering program	5,333	103,410	—	—	103,410	—	103,410
Share issuance cost	—	(3,102)	—	—	(3,102)	—	(3,102)
Share-based compensation	—	3,899	—	—	3,899	—	3,899
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	83	(2,311)	—	—	(2,311)	—	(2,311)
Shares issued for exercise of stock options	92	603	—	—	603	—	603
Shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	1	(515)	—	—	(515)	—	(515)
Contribution to non-controlling interest	—	—	—	—	—	404	404
Balance as of June 30, 2026	249,919	$1,326,279	$(533,879)	$170	$792,570	$4,228	$796,798
Net loss	—	—	(52,206)	—	(52,206)	(164)	(52,370)
Other comprehensive income	—	—	—	1,011	1,011	—	1,011
Share-based compensation	—	3,653	—	—	3,653	—	3,653
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	77	(187)	—	—	(187)	—	(187)
Shares issued for exercise of stock options	22	4	—	—	4	—	4
Shares issued for exercise of stock appreciation rights, net of shares withheld for income taxes	1	(29)	—	—	(29)	—	(29)
Shares issued for ASM acquisition	14,809	217,242	—	—	217,242	800	218,042
Balance as of September 30, 2026	264,828	$1,546,962	$(586,085)	$1,181	$962,058	$4,864	$966,922

	Common Stock		Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Non-controlling interests	Total equity
	Shares	Amount
Balance as of December 31, 2024	198,667	$937,889	$(404,023)	$(6,072)	$527,794	$3,883	$531,677
Net loss	—	—	(26,297)	—	(26,297)	(27)	(26,324)
Other comprehensive loss	—	—	—	(597)	(597)	—	(597)
Shares issued under the at-the-market offering program	15,808	79,695	—	—	79,695	—	79,695
Share issuance cost	—	(2,072)	—	—	(2,072)	—	(2,072)
Share-based compensation	—	2,832	—	—	2,832	—	2,832
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	293	(664)	—	—	(664)	—	(664)
Shares issued for exercise of stock options	70	123	—	—	123	—	123
Contribution to non-controlling interest	—	—	—	—	—	759	759
Balance as of March 31, 2025	214,838	$1,017,803	$(430,320)	$(6,669)	$580,814	$4,615	$585,429
Net loss	—	—	(21,812)	—	(21,812)	(28)	(21,840)
Other comprehensive income	—	—	—	3,688	3,688	—	3,688
Shares issued under the at-the-market offering program	14,585	76,313	—	—	76,313	—	76,313
Share issuance cost	—	(2,057)	—	—	(2,057)	—	(2,057)
Share-based compensation	—	3,202	—	—	3,202	—	3,202
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	2	—	—	—	—	—	—
Shares issued for exercise of stock options	—	34	—	—	34	—	34
Balance as of June 30, 2025	229,425	$1,095,295	$(452,132)	$(2,981)	$640,182	$4,587	$644,769
Net loss	—	—	(16,736)	—	(16,736)	(269)	(17,005)
Other comprehensive loss	—	—	—	604	604	—	604
Shares issued under the at-the-market offering program	7,240	77,283	—	—	77,283	—	77,283
Share issuance cost	—	(2,319)	—	—	(2,319)	—	(2,319)
Share-based compensation	—	3,406	—	—	3,406	—	3,406
Shares issued upon vesting of restricted stock units, net of shares withheld for income taxes	32	(122)	—	—	(122)	—	(122)
Shares issued for exercise of stock options	169	947	—	—	947	—	947
Balance as of September 30, 2025	236,866	$1,174,490	$(468,868)	$(2,377)	$703,245	$4,318	$707,563
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (Expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(96,933)	$(65,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	5,285	4,001
Share-based compensation	10,712	8,790
Accretion of asset retirement obligations	4,887	2,622
Settlement of asset retirement obligations	(3,903)	(19,952)
Foreign exchange loss	2,005	1,780
Loss in unconsolidated affiliates	2,423	748
Realized gain on marketable securities	(2,083)	(355)
Gain on sale of assets, net	(851)	(5,296)
Amortization of debt issuance costs and other, net	2,550	(84)
Changes in current assets and liabilities:
Marketable securities	40,457	(6,655)
Trade and other receivables	(6,623)	25,696
Inventories	(2,464)	(3,649)
Prepaid expenses and other current assets	(33)	(1,015)
Accounts payable, accrued liabilities and other current liabilities	6,111	(14,731)
Net cash used in operating activities	(38,460)	(73,269)
Investing activities
Additions to property, plant and equipment	(14,454)	(9,804)
Additions to mineral properties	(24,211)	(23,036)
Purchases of marketable securities	(265,739)	(189,578)
Proceeds from sales and maturities of marketable securities	230,057	127,910
Contributions to investments	(17,706)	(9,343)
Proceeds from sale of assets	2,141	5,296
Acquisition of ASM, net	(1,784)	—
Net cash used in investing activities	(91,696)	(98,555)
Financing activities
Issuance of common shares for cash, net of issuance costs	153,075	226,843
Deferred financing costs paid	(6,244)	—
Cash paid to fund employee income tax withholding due upon vesting of restricted stock units	(7,521)	(786)
Cash received from exercise of stock options	2,708	1,104
Cash paid to settle and fund employee income tax withholding due upon exercise of stock appreciation rights	(700)	—
Contribution to non-controlling interest	404	759
Net cash provided by financing activities	141,722	227,920
Effect of exchange rate fluctuations on cash held in foreign currencies	695	1,916
Net change in cash, cash equivalents and restricted cash	12,261	58,012
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$99,465	$116,617

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for taxes	$133	$151
Cash paid for interest	$3,122	$145
Increase (decrease) in accrued capital expenditures and accounts payable for property, plant and equipment and mineral properties	$(1,052)	$1,378

Non-cash financing transactions:
Shares issued for acquisition	$217,242	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

ENERGY FUELS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (Tabular amounts expressed in thousands of U.S. dollars, except share and per share amounts)

1.    THE COMPANY AND DESCRIPTION OF BUSINESS
Energy Fuels Inc. and its subsidiary companies (collectively, the “Company” or “Energy Fuels”) produce several of the critical materials essential to United States (“U.S.”) energy security and other advanced technologies, including uranium, vanadium, rare earth elements (“REEs”) and heavy mineral sands (“HMS”), in an effort to strengthen domestic supply chains and reduce reliance on foreign‑controlled sources. The White Mesa Mill (the “White Mesa Mill” or the “Mill”), located in Utah, is a key asset to strengthen domestic supply chains due to its ability to process uranium, vanadium, REE products, and, potentially, radioisotopes.
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
As of September 30, 2026, the Company is producing uranium ore and mineralized material at its Pinyon Plain Project, as well as exploration drilling and analysis activities at its Pinyon Plain and Nichols Ranch projects. Other conventional uranium mining projects were on standby, under evaluation for future mining and related activities and/or in various stages of permitting.
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
REEs are used to manufacture permanent magnets for electric vehicles (“EVs”), defense systems, wind turbines, robotics, other clean energy and advanced technologies. The Mill has the separation capabilities to produce ‘light’ and ‘heavy’ separated REE oxides including separated neodymium/praseodymium (“NdPr”) at commercial scale as well as on-spec dysprosium (“Dy”) oxide and terbium (“Tb”) oxide at pilot scale. The Company is piloting gadolinium (“Gd”) oxide at the Mill. NdPr, Dy, Tb and samarium (“Sm”) are REEs that are classified as critical minerals in the U.S.
Following the acquisition of Australian Strategic Materials Limited (“ASM”) on August 28, 2026, the Company manufactures REE metals and alloys at its Korean Metals Plant in South Korea (“KMP”), including NdPr, Dy and Tb metals and NdFeB alloy. The Company is expanding the KMP’s metal and alloy production capacity. Together, the KMP and planned American Metals Plant (“AMP”) are intended to convert separated REE oxides produced at the Mill into REE metals and alloys for sale to third-party customers and potential use in downstream permanent magnet production. See Note 3 — Transaction for more information.
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
As of September 30, 2026, the Company is a “production stage issuer,” as defined by Subpart 1300 of Regulation S‑K, because it is engaged in the material extraction of Mineral Reserves on at least one material property.
Pending Acquisition of Vacuumschmelze GmbH & Co. KG
On June 23, 2026, as amended on October 13, 2026, the Company entered into a definitive merger agreement (the “Merger Agreement”) to acquire 100% of Vacuumschmelze GmbH & Co. KG, Ara VAC TopCo US LLC and their respective consolidated subsidiaries (collectively, “VAC”) from Ara Partners, expanding the Company’s participation in the global rare earth value chain through the addition of downstream magnetic materials and magnet manufacturing capabilities.
VAC manufactures permanent magnet materials and magnetic solutions serving a variety of end markets, including automotive, industrial, energy, robotics, aerospace and defense applications. The acquisition is expected to complement the Company’s existing rare earth mining, processing and separation operations and the ASM Acquisition, creating an integrated platform spanning rare earth mining, separation, metals, alloys and magnet production.
The purchase consideration is expected to consist of approximately $718.0 million in cash, 65.85 million newly issued Energy Fuels common shares (“Common Shares”) and, under certain circumstances, preferred shares (the “VAC Acquisition Consideration”). Preferred shares may be issued if common share issuance limitations apply or specified share price conditions are not met prior to closing. Based on Energy Fuels’ closing share price as of June 22, 2026, the transaction implies an equity value of approximately $1.9 billion, subject to certain adjustments and the terms of the Merger Agreement. The transaction remains subject to the satisfaction of customary closing conditions, including receipt of required Foreign Direct and other regulatory approvals and stock exchange approvals. Subject to the timing and receipt of those approvals and the satisfaction or waiver of the other closing conditions, the transaction is expected to close as early as Q1 2027.
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
Recently Issued Accounting Standard
Disaggregated Income Statement Expense
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024‑03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220‑40), which requires expanded disclosures regarding the nature of expenses included within certain income statement line items. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect adoption to have a material effect on its consolidated financial position or results of operations.
Recently Adopted Standard
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (Topic 832). The amendments establish accounting guidance for government grants received by business entities, including the recognition, measurement and presentation of grants related to assets and grants related to income. Under the guidance, a government grant is recognized when it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received.
The Company assumed government arrangements associate with operations in South Korea and Australia in connection with the ASM Transaction. As a result, the Company early adopted ASU 2025-10 during the three months ended September 30, 2026 using the modified prospective transition approach. The Company adopted the guidance to apply the recognition, measurement, presentation and disclosure requirements of Topic 832 to government grants assumed in the ASM Acquisition.

3.    TRANSACTION
Acquisition of Australian Strategic Materials Limited
On August 28, 2026, EFR Critical Materials Pty Ltd (“EFCM”), a wholly owned subsidiary of the Company, completed the acquisition of all of the fully paid ordinary shares of ASM pursuant to the Scheme Implementation Deed (the “Deed”) and 100% of ASM’s quoted options by way of a separate but concurrent creditors’ scheme of arrangement (“Option Scheme”, together the “Schemes”), and obtained control (the “ASM Acquisition”).
Under the Deed, at closing, each holder of ordinary shares of ASM received consideration of (i) 0.053 of the Company’s CHESS Depositary Interests (by default) or, at their election, 0.053 unrestricted common shares with no other rights or registration for each ASM share held on the Scheme Record Date (being 5 pm Sydney, Australia time on August 21, 2026) (the “Share Consideration”), and (ii) AUD 0.13 in cash. The total Scheme Consideration was approximately $248.49 million, including total Share Consideration issued by Energy Fuels of $217.24 million based on the closing price of the Company’s common shares as of August 28, 2026 and total cash consideration to ASM shareholders of approximately $26.10 million. In addition, ASM option holders received AUD 0.50 per ASM option under a separate, but concurrent, scheme of arrangement, resulting in total cash consideration to ASM option holders of approximately $5.15 million. Holders of ordinary shares of ASM that reside in certain jurisdictions will receive the net proceeds from the sale made by a nominee of the Company’s common shares in lieu of the Share Consideration.
The ASM Acquisition has been accounted for using the acquisition method of accounting, with the Company identified as the acquiror of ASM, in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The Company retained an independent appraiser to assist in determining the fair value of assets acquired and liabilities assumed. As of September 30, 2026, the Company had not yet fully completed the analysis due to the finalization of certain valuations necessary to assign acquisition date fair values to all assets acquired and liabilities assumed as the Company is finalizing valuation reports and tax basis at this time; therefore, the purchase price allocation summary is preliminary. The remaining items to be finalized include: inventories; mineral properties; property, plant and equipment; intangible assets; goodwill; deferred tax liabilities and other liabilities. Accordingly, the purchase price allocation is preliminary and may be adjusted during the measurement period as the Company finalizes the acquisition date fair values and related tax effects. The measurement period will not exceed one year from the acquisition date.
The following table summarizes the acquisition-date fair value of the consideration transferred:

Consideration	Shares	Per Share(1)	Purchase Consideration
Common Shares exchanged for ASM ownership interest	14,808,572	$14.67	$217,242
Cash consideration paid to ASM shareholders			26,100
Cash consideration paid to ASM option holders			5,151
Fair value of consideration transferred			$248,493
(1)    Close share price on the NYSE American on August 28, 2026.
The ASM Acquisition furthers the Company’s participation in the rare earth value chain from mining, processing and separation into rare earth metals and alloys production. ASM operates a metallization and alloying facility in South Korea, the KMP. The Company expects the KMP’s metallization and alloying capabilities to complement the Company’s rare earth mining, processing and separation operations and support the development of a more down-stream integrated rare earth supply chain to serve key end markets, including automotive, robotics, energy and defense applications. ASM’s Dubbo Project also provides another development-stage rare earth and critical minerals project for the Company.
The following table summarizes the preliminary purchase price allocation for the ASM Acquisition:

August 28, 2026
Assets
Cash and cash equivalents	$29,467
Trade and other receivables(1)	2,222
Inventories(2)	10,129
Prepaid expenses and other current assets	1,397
Total current assets	43,215
Mineral properties(3)	35,620
Property, plant and equipment, net(4)	58,198
Intangible assets(5)	72,689
Goodwill	56,026
Other assets	1,021
Total assets	266,769

Liabilities
Accounts payable and accrued liabilities	(2,541)
Deferred revenue	(2,985)
Debt	(2,168)
Other liabilities	(59)
Total current liabilities	(7,753)
Asset retirement obligations	(973)
Deferred tax	(7,935)
Other liabilities	(815)
Total liabilities	(17,476)
Less: Non-controlling interest(6)	(800)
Net assets acquired	$248,493
(1)    Reflected at fair value and presented gross.
(2)    The fair value of finished goods inventories were estimated based on selling prices, less costs to complete and sell the inventory and a reasonable profit allowance for the remaining manufacturing and selling activities.
(3)    The fair value of mineral properties was estimated using a market approach based on resource multiples derived from comparable transactions involving mining companies and projects, adjusted for differences in development stage, resource characteristics and other project-specific factors.
(4)    The fair value of property, plant and equipment was estimated using cost and market approaches.

(5)    Intangible assets consist of $38.85 million of patents and $33.84 million of customer relationships, each of which were valued using methods under the income approach. The fair value of patents was estimated using the relief-from-royalty method, adjusted for obsolescence. The fair value of customer relationships was estimated using the multi-period excess earnings method, adjusted for customer retention.
(6)    Non-controlling interest represents the non-controlling shareholders’ proportionate interest in the underlying net assets.
The acquired intangible assets consist of patents and customer relationships. See Note 9 — Goodwill and Intangible Assets for more information.
Goodwill represents the expected complementary synergies from combining ASM’s rare earth metallization and alloying capabilities with the Company’s existing rare earth mining, processing and separation operations. None of the goodwill recognized is expected to be deductible for income tax purposes. All goodwill recognized was assigned to the REE reportable segment. See Note 20 — Reportable Segments for additional information.
From August 28, 2026 through September 30, 2026, ASM contributed revenues of approximately $0.44 million and net loss attributable to Energy Fuels Inc. of approximately $3.89 million, which are included in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following unaudited pro forma financial information presents the combined results of operations of the Company and ASM as if the ASM Acquisition had occurred on January 1, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$29,549	$29,589	$96,122	$53,362
Net loss attributable to Energy Fuels Inc.(1)	(51,867)	(22,525)	(111,230)	(79,444)
(1)    Amounts include Transaction and integration related costs were approximately $6.57 million and $10.37 million for the three and nine months ended September 30, 2026, respectively.
4.    MARKETABLE SECURITIES
Management invests excess cash in U.S. government notes, U.S. government agencies and tradeable certificates of deposits. After consideration of the Company’s risk versus reward objectives and its liquidity requirements, the Company elected the fair value option for its marketable debt securities because the Company may sell them prior to their stated maturities. Under the fair value option, these instruments are recorded on the Consolidated Balance Sheet at their fair value including interest income. Changes in fair value and interest income are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2026 and December 31, 2025, the Company’s current marketable debt securities are classified as current based on management’s intent to use the investments to manage excess cash and liquidity needs. While certain investments have stated contractual maturity dates greater than one year, including marketable debt securities invested in U.S. government notes, U.S. government agencies and tradable certificates of deposits, the Company may sell investments prior to maturity or reinvest excess cash in accordance with its cash management policy.
On June 30, 2025, the Company entered into an amendment to the JV Agreements whereby the Company advanced AUD 13.00 million ($8.52 million) to the Donald Project JV for the acquisition of certain land and properties (the “First Advance”). Pursuant to a subsequent amendment to the JV Agreements, the Company agreed to advance additional cash to purchase mineral separation equipment (the “Second Advance”), of which AUD 2.87 million ($1.91 million) had been advanced as of December 31, 2025. An additional AUD 6.70 million ($4.86 million) was advanced following the satisfaction of certain contractual conditions in May 2026.
Pursuant to a third amendment to the JV Agreements in 2026, the Company advanced AUD 14.50 million ($10.52 million) (the “Third Advance”, together with the First and Second Advances, the “Advances”) to fund the acquisition of certain properties.
The First and Third Advances are secured by the underlying land and properties acquired while the Second Advance is secured by the mineral separation equipment acquired by the Donald Project JV. The Advances do not bear interest unless in the case of default. If a positive final investment decision (“FID”) is made on the Donald Project, the outstanding Advances are expected to be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances shall become due and payable subject to the terms of the JV Agreements, as amended. As the Advances are convertible into equity under specified circumstances, the Company accounts for the Advances as long-term marketable debt securities for which it has elected the fair value option, and changes in fair value are recorded in Other income (loss) in the Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2026, an FID has not been made on the Donald Project JV.

The following table summarizes the Company’s marketable securities:

	Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2026
Current
Marketable debt securities(1)	$794,069	$(34,940)	$—	$759,129
Marketable equity securities	28,159	(7,816)	—	20,343
Total marketable securities	$822,228	$(42,756)	$—	$779,472

Non-current
Marketable debt securities(2)	$25,621	$(439)	$—	$25,182

December 31, 2025
Current
Marketable debt securities(1)	$771,505	$—	$4,827	$776,332
Marketable equity securities	28,159	(7,385)	—	20,774
Total marketable securities	$799,664	$(7,385)	$4,827	$797,106

Non-current
Marketable debt securities(2)	$10,416	$(175)	$—	$10,241
(1)    Marketable debt securities are comprised primarily of U.S. Treasury Bills and Government Agency Bonds.
(2)    Advances to the Donald Project JV.
5.    TRADE AND OTHER RECEIVABLES
The components of trade and other receivables are as follows:

	September 30, 2026	December 31, 2025
Trade receivables	$25,364	$15,993
Tax receivables, net	1,498	2,025
Other	4	—
Total receivables, net	$26,866	$18,018
6.    INVENTORIES
Inventories consisted of the following items:

	September 30, 2026	December 31, 2025
Finished goods	$51,343	$39,677
Work-in-progress	6,406	4,643
Stockpiled ore	23,444	26,248
Raw materials, consumables and other	9,098	2,924
Total inventories	$90,291	$73,492

7.    MINERAL PROPERTIES AND PROPERTY, PLANT AND EQUIPMENT
Mineral Properties
The following table is a summary of mineral properties:

	September 30, 2026	December 31, 2025
Vara Mada Project	$215,007	$191,508
Sheep Mountain	34,183	34,183
Bahia Project	32,613	32,613
Dubbo Project	34,671	—
Nichols Ranch ISR Project	25,974	25,974
Roca Honda	22,095	22,095
Pinyon Plain	11,657	9,338
Other(1)	396	1,687
Total mineral properties	$376,596	$317,398
Less: accumulated depletion	(7,446)	(5,132)
Mineral properties, net	$369,150	$312,266
(1)    The Company elected to no longer pursue permitting of the Wate Project and expensed $1.29 million during the three and nine months ended September 30, 2026 through Exploration, development and processing.
Property, Plant and Equipment
The following table is a summary of property, plant and equipment, net:

	Estimated
	Useful Lives	September 30, 2026	December 31, 2025
Land	N/A	$23,773	$7,416
Plant facilities	12 - 15 years	76,389	66,053
Equipment	5 - 10 years	43,805	28,329
Light trucks and utility vehicles	5 years	5,438	4,635
Water rights	N/A	11,273	—
Office furniture and equipment	4 - 7 years	2,286	1,985
Construction-in-progress	N/A	26,622	9,336
Total property, plant and equipment		$189,586	$117,754
Less: accumulated depreciation		(54,205)	(47,959)
Property, plant and equipment, net		$135,381	$69,795
Depreciation expense was $1.82 million and $1.30 million for the three months ended September 30, 2026 and 2025, respectively, and $4.60 million and $3.73 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense is recognized in Exploration, development and processing as well as Standby on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended September 30, 2026 and 2025, the Company capitalized $0.68 million and $0.57 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2026 and 2025, the Company capitalized $1.89 million and $1.57 million, respectively, of depreciation expense to inventory related to the Mill on the Condensed Consolidated Balance Sheets.
8.    INVESTMENTS
Investments in Unconsolidated Affiliates
As of September 30, 2026 and December 31, 2025, the Company owned a 15.3% and 9.5% equity interest in the Donald Project JV, respectively.

As of September 30, 2026 and December 31, 2025, the Company owned a 27.0% and 27.7%, interest in Tate Transition Metals Limited (“Tate”), respectively. On April 1, 2025, the Company invested an additional AUD 1.75 million ($1.11 million) in Tate, which increased its ownership from 19.9% to 27.7% as of April 1, 2025. As a result, the Company exercises significant influence, but not control, over Tate and beginning April 1, 2025, accounts for its investment in Tate under the equity method of accounting. During the nine months ended September 30, 2026, management has determined that it will not further pursue its investment in Tate and expensed its investment through Loss in unconsolidated affiliates on the Consolidated Statement of Comprehensive Loss.
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
Summary of Investments
The following table summarizes the Company’s investments:

	Donald		Total
	Project JV	Tate	Investments
Balance as of December 31, 2025	$25,181	$2,344	$27,525
Contributions	17,706	—	17,706
Loss in unconsolidated affiliates	(103)	(245)	(348)
Other comprehensive income (loss)	790	(24)	766
Exploration project abandonment charge	—	(2,075)	(2,075)
Balance as of September 30, 2026	$43,574	$—	$43,574
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company recorded $56.03 million of goodwill as part of the ASM Acquisition. Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed and primarily reflects expected synergies and other benefits from pairing the Company’s existing REE capabilities further downstream with ASM’s metallization and alloy-production capabilities. All goodwill was assigned to the REE reportable segment. See Note 3 — Transaction for more information.
The following table summarizes the changes in the carrying amount of goodwill:

Balance as of December 31, 2025	$—
Goodwill from ASM Acquisition as of August 28, 2026	56,026
Foreign currency translation adjustments	486
Balance as of September 30, 2026	$56,512
Goodwill is not amortized and is tested for impairment annually and when events or changes in circumstances indicate that it may be impaired. No goodwill impairment was recognized during the three and nine months ended September 30, 2026
Intangible Assets
In connection with the ASM Acquisition, the Company recognized patents and customer relationships with acquisition-date fair values of $38.85 million and $33.84 million, respectively. The patents relate to technology used in ASM's metallization and alloy-production processes, while customer relationships relate to ASM's existing customer base.
Each of the intangible assets, patents and customer relationships, are amortized on a straight-line basis over an estimated useful life of 15.0 years, reflecting the expected pattern of economic benefit, with no significant residual value. Amortization commenced on August 28, 2026 and is included in Exploration, development and processing in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 3 — Transaction for additional information regarding the ASM Acquisition.

The Company’s existing intangible assets relate to patents previously acquired for radioisotope recovery (the “Radioisotope IP”). The Radioisotope IP is amortized on a straight-line basis over its remaining useful life, which has a weighted average life of 11.4 years.
The following table summarizes intangible assets by type:

	Patents	Customer Relationships	Radioisotope IP	Total
Balance as of December 31, 2025	$—	$—	$4,367	$4,367
Intangible assets acquired with ASM	38,850	33,839	—	72,689
Revision in estimated fair value of contingent consideration	—	—	44	44
Amortization expense	(219)	(191)	(273)	(683)
Foreign currency translation	497	433	—	930
Balance as of September 30, 2026	$39,128	$34,081	$4,138	$77,347

As of September 30, 2026:
Gross intangible assets	$38,850	$33,839	$4,831	$77,520
Accumulated amortization, net(1)	278	242	(693)	(173)
Intangible assets, net	$39,128	$34,081	$4,138	$77,347
(1)    Accumulated amortization, net represents accumulated amortization adjusted for the impact of foreign currency translation.
Future amortization expense for intangible assets as of September 30, 2026 is as follows:

Remainder of the year ending December 31, 2026	$1,318
Year ending December 31, 2027	5,272
Year ending December 31, 2028	5,272
Year ending December 31, 2029	5,272
Year ending December 31, 2030	5,272
Thereafter	54,941
Total	$77,347
10.    DEBT
2025 Convertible Senior Notes
On October 1, 2025, the Company issued $700.00 million aggregate principal amount of 0.75% Convertible Senior Notes due 2031 (the “Notes”) under a purchase agreement with the initial purchasers (the “Purchasers”). The offering closed on October 3, 2025.
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

Upon a fundamental change, holders may require the Company to repurchase their Notes at 100% of principal, plus accrued interest.
The Notes are accounted for as a single liability measured at amortized cost, with issuance costs amortized over the contractual term.
The net carrying value of the liability component and unamortized debt issuance costs of the Notes was as follows:

	September 30, 2026	December 31, 2025
2025 convertible senior notes - principal	$700,000	$700,000
Less: unamortized debt issuance costs	(21,306)	(24,312)
Convertible senior notes, net	$678,694	$675,688
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Contractual interest expense	$1,313	$3,908
Amortization of debt issuance costs	1,010	3,005
Total interest expense	$2,323	$6,913
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
Loan Facility
The Company assumed an unsecured South Korean won-denominated loan facility with a maximum borrowing capacity of KRW 3.00 billion in connection with the ASM Acquisition. The facility has an outstanding principal balance of KRW 3.00 billion (approximately $2.21 million at September 30, 2026 exchange rates) and bears interest at a variable rate based on the six-month Financial Bond reference rate plus 1.03%, resetting every six months. The applicable interest rate was 4.03% per annum as of September 30, 2026. The outstanding principal amount is due in full at maturity on May 29, 2027 and is classified as current on the unaudited consolidated balance sheet. The loan facility is not subject to financial covenants.

11.    ASSET RETIREMENT OBLIGATIONS AND RESTRICTED CASH
Asset Retirement Obligations
The following table summarizes the Company’s asset retirement obligations (“AROs”):

Asset retirement obligations, December 31, 2025	$22,195
Additions(1)	973
Accretion(2)	4,887
Settlements(3)	(3,903)
Asset retirement obligations, September 30, 2026	$24,152
(1)    Acquired from ASM.
(2)    Includes a revision for a portion of the Kwale Project asset retirement obligation as reclamation neared completion and the timing of remaining monitoring and end-of-life expenditures was reassessed, resulting in an accelerated accretion charge of $3.10 million during the nine months ended September 30, 2026.
(3)    Cash paid to settle AROs for reclamation activities completed at the Kwale Project.
The Company’s AROs are subject to legal and regulatory requirements. The Company periodically reviews its estimates for reclamation costs and the applicable regulatory authorities.
Restricted Cash
The Company has cash, cash equivalents and fixed income securities as collateral for various bonds posted in favor of the applicable state regulatory agencies in Arizona, Colorado, New Mexico, Utah, Wyoming, the U.S. Bureau of Land Management, the U.S. Forest Service and applicable national regulatory agency in Kenya, for estimated reclamation costs associated with the White Mesa Mill, Nichols Ranch and other mining properties. Restricted cash is expected to be released when the Company has either reclaimed an asset or transferred the asset to a party that has assumed the applicable bond requirements, or restructured the related surety and collateral arrangements. See Note 16 — Commitments and Contingencies for more information.
The following table summarizes the Company’s restricted cash:

Restricted cash, December 31, 2025	$22,468
Additional collateral posted	576
Restricted cash, September 30, 2026	$23,044
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to Energy Fuels Inc.	$(52,206)	$(16,736)	$(96,428)	$(64,845)

Basic weighted average common shares outstanding	255,625	232,705	248,885	220,153
Dilutive impact of stock options and restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	255,625	232,705	248,885	220,153

Basic net loss per common share	$(0.20)	$(0.07)	$(0.39)	$(0.29)
Diluted net loss per common share	$(0.20)	$(0.07)	$(0.39)	$(0.29)
For the three months ended September 30, 2026 and 2025, a weighted average of 2.83 million and 4.95 million, respectively, stock options and restricted stock units (“RSUs”) have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded stock appreciation rights (“SARs”) of 0.92 million and 1.02 million, respectively, for the three months ended September 30, 2026 and 2025. Additionally, for the three months ended September 30, 2026 and 2025, a weighted average of 0.09 million and 0.07 million, respectively, of Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net loss per common share as their effect would have been anti-dilutive.
For the nine months ended September 30, 2026 and 2025, a weighted average of 2.81 million and 4.53 million, respectively, stock options and RSUs have been excluded from the calculation of diluted net income per common share, as their effect would have been anti-dilutive. In addition, the Company excluded SARs of 0.92 million and 1.02 million, respectively, for the nine months ended September 30, 2026 and 2025, as they are contingently issuable based on specified market prices of the Company’s Common Shares, which were not achieved as of the end of each period. Additionally, for the nine months ended September 30, 2026 and 2025, a weighted average of 0.09 million and 0.07 million, respectively, Common Shares contingently issuable upon achieving the initial production milestone as part of the Company’s acquisition of RadTran that have been excluded from the calculation of diluted net income (loss) per common share as their effect would have been anti-dilutive.
Additionally, for the three and nine months ended September 30, 2026, 34.42 million Common Shares have been excluded that would be issuable upon conversion of the Notes.
13.    SHARE-BASED COMPENSATION
On June 11, 2025, the Company’s shareholders ratified the amended 2024 Amended and Restated Omnibus Equity Incentive Compensation Plan (the “Compensation Plan”) for directors, executives, eligible employees and consultants. Existing equity incentive awards include employee non-qualified stock options, RSUs and SARs. The Company issues new Common Shares to satisfy exercises and vesting under its equity incentive awards.
Under the Compensation Plan, full value awards mean any award other than employee non-qualified stock options, SARs or similar awards, the value of which non-qualified stock options, SARs or similar awards are based solely on an increase in the value of the Common shares over the grant price, option price or similar exercise price applicable to such award (“Full Value Awards”). The number of Common Shares reserved for issuance to participants under the Compensation Plan shall not exceed 17,500,000 (the “Total Share Authorization”). In addition to being subject to the Total Share Authorization limit, the aggregate number of Shares that may be issued under all Full Value Awards shall not exceed 12,500,000 (the “Full Value Share Authorization”). As of September 30, 2026, the total Common Shares authorized for future equity incentive plan awards was 10,767,242 Common Shares under the Total Share Authorization and 9,534,036 Common Shares under the Full Value Share Authorization.

The Company’s share-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs(1)	$2,820	$2,397	$8,001	$6,614
SARs	—	—	—	7
Stock options	833	1,009	3,199	2,819
Total share-based compensation expense(2)	3,653	3,406	11,200	9,440
(1)Fair value was determined as the higher of: (i) the Company’s closing share price on the NYSE American on the last trading day before the date of grant; and (ii) the five-day volume-weighted average price (“VWAP”) on the NYSE American ending on the last trading day before the grant date.
(2)Share-based compensation is included in Selling, general and administration and Exploration, development and processing in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2026, the Company capitalized $0.09 million and $0.49 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet, respectively. Additionally, during the three and nine months ended September 30, 2025, the Company capitalized $0.11 million and $0.65 million of share-based compensation expense to Mineral properties on the unaudited Condensed Consolidated Balance Sheet, respectively.
As of September 30, 2026, there were $6.12 million and $2.34 million of unrecognized compensation costs related to the unvested RSUs and stock options, respectively which is expected to be recognized over a weighted average period of 2.0 years and 1.3 years, respectively. There is no unrecognized expense remaining related to the SARs as of September 30, 2026.
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
A summary of the Company’s unvested RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	1,861,338	$6.22
Granted	445,902	22.34
Vested	(1,141,833)	6.90
Forfeited	(177,358)	8.36
Unvested, September 30, 2026	988,049	$12.31
The fair value of RSUs that vested and were settled for equity was $25.98 million during the nine months ended September 30, 2026.
Stock Appreciation Rights
The Company has granted SARs to executives and eligible employees from time to time.

A summary of the Company’s SARs activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	1,003,250	$6.67
Granted	—	—
Exercised	(82,495)	6.71
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2026	920,755	6.67	0.54	$4,016
Exercisable, September 30, 2026	920,755	$6.67	0.54	$4,016
The Company has no unvested SARs as of September 30, 2026.
Stock Options
The Company may grant stock options to directors, executives, employees and consultants to purchase Common Shares of the Company. The exercise price of the stock options is set as the higher of: (i) the Company’s closing share price on the NYSE American on the last trading day before the date of grant and (ii) the five-day VWAP on the NYSE American ending on the last trading day before the grant date. Stock options granted generally vest over a period of two years or more and are generally exercisable over a period of five years from the grant date, such period not to exceed 10 years.
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
The fair value of all stock options, including Performance-Based Options, for the nine months ended September 30, 2026 was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted average assumptions:

Risk-free interest rate	3.7%
Expected life	3.25 years
Expected volatility(1)	64.7%
Expected dividend yield	—%
Weighted average grant date fair value	$10.05
(1)Expected volatility is measured based on the Company’s historical share price volatility over a period equivalent to the expected life of the stock options.

A summary of all the Company’s stock option activity, including Performance-Based Options, is as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding, December 31, 2025	$3.89 - $24.00	2,640,843	$6.45
Granted	5.55 - 26.07	485,457	24.26
Exercised	3.89 - 8.23	(438,866)	6.03
Forfeited	5.56 - 26.07	(252,614)	9.69
Expired	3.89 - 5.56	(4,914)	4.83
Outstanding, September 30, 2026	$4.57 - $26.07	2,429,906	9.74	3.15	$8,980
Exercisable, September 30, 2026	$4.57 - $26.07	1,303,385	$7.31	2.77	$5,419
A summary of the Company’s unvested stock option activity, including Performance-Based Options, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	2,248,013	$2.50
Granted	485,457	10.05
Vested	(1,355,711)	8.46
Forfeited	(251,239)	3.85
Unvested, September 30, 2026	1,126,520	$5.14
14.    INCOME TAXES
As of September 30, 2026, the Company had a net deferred tax liability of $7.53 million. The change from a net deferred tax asset position with a full valuation allowance primarily reflects deferred tax liabilities recognized in connection with the ASM Acquisition, principally related to differences arising from the purchase price adjustment of intangible assets in South Korea.
As of September 30, 2026 and December 31, 2025, the Company continues to maintain valuation allowances against deferred tax assets in jurisdictions where, based on the weight of available evidence, it is more likely than not that some or all of such deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets and the adequacy of its valuation allowances. If the Company’s assessment changes in a future period, the valuation allowance may be adjusted, which could result in a corresponding income tax benefit or expense in the period of adjustment.
For the three months ended September 30, 2026, the Company recorded income tax benefit of $0.46 million on a loss before tax of $52.83 million, resulting in an effective tax rate of 0.9%. The income tax benefit primarily reflects a decrease in the deferred tax liabilities recognized in connection with the ASM Acquisition, principally related to differences arising from the purchase price adjustments of intangible assets in South Korea. For the three months ended September 30, 2025, the Company recorded income tax expense of $0.08 million on loss before tax of $16.92 million, resulting in an effective tax rate of 0.5%. The tax expense consists primarily of Brazil income tax arising from the transfer pricing revenue recognized.
For the nine months ended September 30, 2026, the Company recorded income tax benefit of $0.37 million on a loss before tax of $97.30 million, resulting in an effective tax rate of 0.4%. The income tax benefit primarily reflects a decrease in the deferred tax liabilities recognized in connection with the ASM acquisition, principally related to differences arising from the purchase price adjustments of intangible assets in South Korea. For the nine months ended September 30, 2025, the Company recorded income tax benefit of $1.04 million on loss before tax of $66.21 million, resulting in an effective tax rate of 1.6%. The tax benefit consists of the reversal of the tax liability for Base Titanium Limited that was recorded primarily prior to the acquisition of Base Resources Limited (“Base Resources”).

15.    SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) on marketable securities	$(35,276)	$7,506	$(40,456)	$6,655
Realized gain (loss) on maturities of marketable securities	934	(95)	2,083	355
Foreign exchange loss	(622)	(264)	(2,005)	(1,780)
Interest income	9,484	1,156	24,633	3,169
Interest expense	(2,497)	(37)	(7,169)	(118)
Other income (loss)	$(27,977)	$8,266	$(22,914)	$8,281
The components of accounts payable and accrued liabilities are as follows:

	September 30, 2026	December 31, 2025
Accounts payable	$9,512	$5,290
Accrued operating expenses(1)	11,658	7,005
Accrued payroll liabilities	7,698	7,802
Accrued capital expenditures	2,524	3,467
Accrued taxes	680	109
Accrued interest	2,188	1,312
Total accounts payable and accrued liabilities	$34,260	$24,985
(1)Includes transactions and integration related costs.
The components of other current liabilities are as follows:

	September 30, 2026	December 31, 2025
Contractual liabilities	$3,010	$3,000
Other	900	737
Total other current liabilities	$3,910	$3,737
16.    COMMITMENTS AND CONTINGENCIES
General Legal Matters
Other than routine litigation incidental to the Company’s business, or as described below, the Company is not currently a party to any material, pending legal proceedings that management believes would be likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
In 2018, the Grand Canyon Trust, Ute Mountain Ute Tribe and Uranium Watch (collectively, the “Mill Plaintiffs”) served Petitions for Review challenging UDEQ’s renewal of the Mill License and GWDP and Requests for Appointment of an ALJ, which they later agreed to suspend pursuant to a Stipulation and Agreement with UDEQ, effective June 4, 2018. The Company and the Mill Plaintiffs held multiple discussions over the course of 2018 and 2019 in an effort to settle the dispute outside of any judicial proceeding. In February 2019, the Mill Plaintiffs submitted to the Company their proposal for reaching a settlement agreement. The parties have not to date come to agreement on resolution of these matters. Regardless, the Company does not consider the Mill Plaintiffs’ challenges to have any merit and, if a settlement cannot be reached, intends to participate with UDEQ in defending against the challenges. If the challenges are successful, the likely outcome would be a requirement to modify the renewed License and/or GWDP. At this time, the Company does not believe any such modification would materially affect the Company’s financial position, results of operations or cash flows.
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
As of September 30, 2026, the amount in dispute is approximately $4.6 million (with $1.4 million previously paid, and approximately $3.2 million held in the escrow account).
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
A hearing for the matter before the Environment and Land Court is scheduled for December 9, 2026. Base Titanium expects to file its response to the Petition with the Court in the near future.

The Company does not consider this action to have any merit. The Company therefore does not believe, at this time, that this action will materially impact the Company’s financial position, results of operations or cash flows.
Mineral Property Commitments
The Company enters into commitments with federal and state agencies and private individuals to lease mineral rights. These leases are renewable annually, and renewal costs are expected to total $0.89 million for the remainder of the year ended December 31, 2026.
Surety Bonds
The Company has indemnified third-party companies to provide surety bonds as collateral for the Company’s AROs. The Company is obligated to replace this collateral in the event of a default and is obligated to repay any reclamation or closure costs due. As of September 30, 2026, the Company has $23.04 million posted as collateral against undiscounted AROs of $52.35 million. As of December 31, 2025, the Company had $22.47 million posted as collateral against undiscounted AROs of $50.49 million. The Company will be liable to pay any reclamation expense that exceeds the amount of the collateral posted against the surety bonds.
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
In connection with the Commitment Letter, the Company paid Goldman Sachs deferred financing costs of $3.75 million during the nine months ended September 30, 2026.

17.    FAIR VALUE ACCOUNTING
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
The Company’s financial instruments as of September 30, 2026 and December 31, 2025 include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and current accrued liabilities. These instruments are carried at cost, which approximates fair value due to the short-term maturities of the instruments. Allowances for doubtful accounts are recorded against the accounts receivable balance to estimate net realizable value.
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
The Company’s investments in marketable debt securities are valued using quoted prices of a pricing service and, as such, are classified within Level 2 of the fair value hierarchy. The Company’s investments accounted for at fair value consisting of common shares are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The Company’s Advances to the Donald Project JV are accounted as marketable debt securities and valued using the discounted cash flow approach. The discounted cash flow approach is an income based valuation approach used to estimate the instrument’s fair value using a range of indicated discount rates between 6.36% to 6.78% and 5.52% to 6.00% for the valuations as of September 30, 2026 and December 31, 2025, respectively, depending on the estimated timing of a positive FID or no positive FID. The indicated discount rate range is based upon significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The Company used the discounted cash flow approach, which is an income-based valuation approach, to estimate the fair value of its contingent consideration payment to RadTran using an indicated discount rate of 8.16% as of September 30, 2026 and 5.80% as of December 31, 2025. The indicated discount rate is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.
The following tables set forth the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets
Marketable debt securities	$—	$759,129	$25,182	$784,311
Marketable equity securities	20,269	74	—	20,343
Total assets	$20,269	$759,203	$25,182	$804,654
Liabilities
Contingent consideration	$—	$—	$1,767	$1,767

December 31, 2025
Assets
Marketable debt securities	$—	$776,332	$10,241	$786,573
Marketable equity securities	20,693	81	—	20,774
Total assets	$20,693	$776,413	$10,241	$807,347
Liabilities
Contingent consideration	$—	$—	$1,723	$1,723
Changes in Level 3 Fair Value Measurements
The following table is a reconciliation of the beginning and ending balance recorded for contingent consideration related to Radioisotope IP is classified as Level 3 in the fair value hierarchy:

Beginning balance, December 31, 2025	$1,723
Revision of estimate	44
Ending balance, September 30, 2026	$1,767
The following table is a reconciliation of the beginning and ending balance recorded for the Advances to the Donald Project that are classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2025	$10,241
Additions	15,205
Changes in estimated fair value	(264)
Balance as of September 30, 2026	$25,182
The following table presents the fair value and carrying value recorded for the Notes:

	September 30, 2026		December 31, 2025
	Fair	Carrying	Fair	Carrying
	Value(1)	Value(2)	Value(1)	Value(2)
Notes	$611,450	$678,694	$721,000	$675,688
(1) Fair values are based on Level 2 market data inputs.
(2) Carrying values are presented net of unamortized debt issuance costs.
18.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
All revenue recognized is a result of contracts with customers by way of uranium, vanadium, REE and HMS sales contracts, Alternate Feed Materials processing contracts and/or byproduct disposal agreements with other ISR facilities. As of September 30, 2026 and December 31, 2025, the Company’s receivables from its contracts with customers were $25.36 million and $15.99 million, respectively. As of September 30, 2026 and December 31, 2025, the Company’s contract liabilities from its contracts with customers were $3.01 million at each date, which are expected to be recognized as revenue upon transfer of control. Many of the Company’s contracts with major U.S. utilities have terms greater than one year. Under these contracts, each product delivered to the customer represents a separate performance obligation. Therefore, the Company applies the optional exemption not to disclose the remaining transaction price that is variable and allocated to wholly unsatisfied future quantities.

Disaggregation of Revenue
The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates:

	Three Months Ended September 30,		Nine Months Ended September 30,		Reportable
	2026	2025	2026	2025	Segment
Uranium	$28,449	$17,370	$89,120	$21,220	Uranium
Heavy mineral sands	—	—	—	15,821	HMS
Metals and alloys	436	—	436	—	REE
Alternate Feed Materials, processing and other	295	340	570	1,779	Uranium
Total revenues	$29,180	$17,710	$90,126	$38,820
Remaining Performance Obligations
Minimum future revenues to be received by the Company under long-term non-cancellable contracts with customers as of September 30, 2026 are as follows:

Remainder of the year ending December 31, 2026	$—
Year ending December 31, 2027	48,385
Year ending December 31, 2028	40,465
Year ending December 31, 2029	24,710
Year ending December 31, 2030	24,710
Thereafter	11,820
Total	$150,090
Deferred Revenue
Deferred revenue consists of government grants assumed in connection with the ASM Acquisition. The South Korean government grant supports the development of the KMP. Amounts received under these grants are recognized as income on a systematic basis over the periods in which the related eligible costs are incurred. If the applicable grant conditions are not satisfied, a portion of the grants may be subject to repayment.
The table set forth below presents changes in deferred revenue:

Balance as of December 31, 2025	$—
Deferred revenue acquired from ASM	2,985
Foreign currency translation adjustments	19
Balance as of September 30, 2026	$3,004
19.    RELATED PARTY TRANSACTIONS
As part of the Company’s acquisition of RadTran, Saleem Drera, PhD, former President and Chief Executive Officer and 83% owner of RadTran, joined Energy Fuels as its Vice President of Radioisotopes, Radiological Systems and Intellectual Property. In this role, Dr. Drera leads Energy Fuels’ efforts to integrate RadTran’s proprietary technology, which includes a number of patents, pending patents, trade secrets and know how relating to efficient separation of Ra-226 and Ra-228 from process streams, and drive innovation in the production of medical radioisotopes. As a former owner of RadTran, Dr. Drera is entitled to his 83% proportionate share of the 2% royalty on future revenues from the sale of produced radium, as well as certain other contractual commitments, and up to an additional $14.00 million total in cash and Common Shares based on the satisfaction of a number of performance-based milestones. As of September 30, 2026 and December 31, 2025, the Company accrued contingent consideration of $1.77 million and $1.72 million, respectively, of which 83% is payable to Dr. Drera.

20.    REPORTABLE SEGMENTS
The Company’s operations are located in the U.S., Brazil, Kenya, Madagascar, Australia and South Korea and are organized into three reportable segments: (i) uranium, (ii) REEs and (iii) HMS. These segments are monitored separately for performance and are consistent with internal financial reporting. Each segment has been identified based on the differing products and services, regulatory environment, and the expertise required for these distinct operations with the objective of providing information about the different types of business activities in which the Company engages and the different economic environments in which it operates to help the users of the financial statements better understand performance, better assess future net cash flows, and make more informed judgments about the Company as a whole. The CODM is the Chief Executive Officer and President. The CODM evaluates the performance of the Company’s reportable segments based on operating income (loss). Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements.
Summary of Reportable Segments
Uranium
The uranium segment engages in the exploration, permitting, development, extraction and recovery of uranium through conventional and ISR of uranium properties in the U.S. and recycling of uranium-bearing materials generated by third parties. The Company sells U3O8 to customers for further processing into fuel for nuclear reactors. The Company is also exploring opportunities to separate radium-226 and radium-228 as other products from uranium process streams from its existing mines.
Rare Earth Elements
The REE segment is focused on full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxides, as well as rare earth metal and alloy making at the KMP. The REE segment also includes the development of the Dubbo Project.
Heavy Mineral Sands
The HMS segment is engaged in the permitting, exploration, development and recovery of HMS, which includes ilmenite, rutile, zircon and monazite, at the Vara Mada Project, the Bahia Project, and the Company’s equity method investment in the Donald Project JV. The HMS segment is also engaged in the reclamation of the Kwale Project.
Reportable Segments Financial Information
The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2026
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$28,744	$436	$—	$—	$29,180
Operating costs and expenses:
Costs applicable to revenues	10,893	411	—	—	11,304
Exploration, development and processing(2)(3)	7,837	1,986	1,984	—	11,807
Standby(3)	3,088	—	—	—	3,088
Accretion of asset retirement obligations	402	6	171	—	579
Selling, general and administrative(2)	2,755	4,740	7,630	—	15,125
Share-based compensation	969	1,327	1,264	—	3,560
Transactions and integration related costs	—	—	—	9,030	9,030
Total operating costs and expenses	25,944	8,470	11,049	9,030	54,493
Operating income (loss)	$2,800	$(8,034)	$(11,049)	$(9,030)	$(25,313)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments are evaluated on a consolidated basis.
(2)    Excludes share-based compensation.

(3)    Includes depreciation, depletion and amortization expense of $1.17 million, $0.90 million and $0.12 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Three Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$17,710	$—	$—	$17,710
Operating costs and expenses:
Costs applicable to revenues	12,784	—	—	12,784
Exploration, development and processing(1)(2)	7,406	880	4,160	12,446
Standby(2)	2,525	—	—	2,525
Accretion of asset retirement obligations	364	—	323	687
Selling, general and administrative(1)	2,591	3,333	6,710	12,634
Share-based compensation	800	823	1,677	3,300
Total operating costs and expenses	26,470	5,036	12,870	44,376
Operating loss	$(8,760)	$(5,036)	$(12,870)	$(26,666)
(1)    Excludes share-based compensation.
(2)    Includes depreciation, depletion and amortization expense of $0.72 million, $0.62 million and $0.05 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Nine Months Ended September 30, 2026
		Rare	Heavy
		Earth	Mineral		Consolidated
	Uranium	Elements	Sands	Unallocated(1)	Total
Revenues	$89,690	$436	$—	$—	$90,126
Operating costs and expenses:
Costs applicable to revenues	43,058	411	—	—	43,469
Exploration, development and processing(2)(3)	20,365	3,070	4,581	—	28,016
Standby(2)	9,296	—	—	—	9,296
Accretion of asset retirement obligations	1,173	6	3,708	—	4,887
Selling, general and administrative(2)	8,957	13,431	22,029	—	44,417
Share-based compensation	3,323	3,959	3,430	—	10,712
Transactions and integration related costs	—	—	—	22,145	22,145
Total operating costs and expenses	86,172	20,877	33,748	22,145	162,942
Operating income (loss)	$3,518	$(20,441)	$(33,748)	$(22,145)	$(72,816)
(1)    Corporate expenses that are not directly attributable to the uranium, REE or HMS segments are evaluated on a consolidated basis.
(2)    Excludes share-based compensation.
(3)    Includes depreciation, depletion and amortization expense of $2.72 million, $2.26 million and $0.31 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Nine Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues	$22,999	$—	$15,821	$38,820
Operating costs and expenses:
Costs applicable to revenues	15,443	—	19,120	34,563
Exploration, development and processing(1)(2)	17,331	1,897	8,739	27,967
Standby(2)	6,172	—	—	6,172
Accretion of asset retirement obligations	1,066	—	1,556	2,622
Selling, general and administrative(1)	9,785	9,504	18,451	37,740
Share-based compensation	2,207	1,891	4,692	8,790
Total operating costs and expenses	52,004	13,292	52,558	117,854
Operating loss	$(29,005)	$(13,292)	$(36,737)	$(79,034)
(1)    Excludes share-based compensation.
(2)    Includes depreciation, depletion and amortization expense of $2.13 million, $1.72 million and $0.15 million related to the uranium, REE and HMS segments, respectively. Depreciation, depletion and amortization expense is included in Exploration, development and processing and Standby on the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

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
Our Company
We produce several of the critical materials essential to U.S. energy security and advanced technologies, including uranium, REEs and HMS, to strengthen domestic supply chains and reduce reliance on foreign sources. We own conventional uranium, uranium/vanadium and REE/HMS properties, projects in various stages of operation, development, exploration and permitting, and fully permitted uranium and uranium/vanadium projects on standby. The Company’s White Mesa Mill near Blanding, Utah, is the only licensed and operating uranium mill and the only uranium mill capable of producing separated REE oxides in the U.S.
The Mill is our key to building a critical materials processing hub in the U.S. through the production of uranium, REEs, vanadium and potentially radium. Uranium powers carbon and emission free baseload nuclear energy. Nuclear energy is one of the most reliable forms of power to support U.S. energy independence and decarbonization goals. REEs are essential to manufacture permanent magnets used in EVs, hybrid EVs, defense systems, robotics and other advanced technologies. We produce the materials to derive titanium and zirconium products derived from our HMS projects. Titanium is used in pigments, aircraft engines and airframes, spacecraft components, and medical devices, while zirconium is crucial for fuel rod cladding, reactor components, jet engine parts and advanced ceramics in medical, aerospace and chemical applications. We are evaluating recovering radium from our uranium and REE processing streams, which has the potential to provide materials needed for emerging TAT cancer treatments. We also recover uranium from Alternate Feed Materials at the Mill, recycling valuable resources that would otherwise be discarded and returning them to the fuel cycle to support U.S. nuclear energy and national security objectives.
During Q3 2026, we: mined uranium ore from the Pinyon Plain mine in Arizona and the La Sal Complex in Utah and stockpiled the material at the Mill to process stockpiled ore and Alternate Feed Materials at the Mill to produce finished U3O8 commencing in Q4 2026; performed development activities at the Donald Project in preparation for an FID, which is expected by the end of 2026; continued negotiating fiscal and stability arrangements, seeking government approvals and performing permitting and development activities at the Vara Mada Project to prepare for a potential FID, which requires suitable fiscal and stability arrangements to be finalized with the Government of Madagascar; continued drilling activities and resource evaluation at the Bahia Project; performed various permitting, exploration and development activities across uranium and uranium/vanadium properties in the U.S.; and continued to complete reclamation and post‑closure monitoring activities at the Kwale Project in Kenya.
The Company is becoming a leading western company with geographically diversified commercial capabilities across every critical step of the REE value chain from mine to magnet. The Company has REE feedstock supply sources at its “shovel ready” Donald Project and once developed, its Vara Mada and Bahia Projects, which are currently in the permitting and development and exploration and permitting phases, respectively. The Company processes monazite and other REE-bearing feed materials into separated REE oxides at the White Mesa Mill. Following the ASM Acquisition, including its operational KMP, the Company manufactures REE metals and alloys. The Company expects to expand its REE metals and alloys manufacturing capacity upon development of the AMP, subject to financing, permitting and a positive FID. Subject to the successful acquisition of VAC, the Company expects to manufacture high-performance permanent REE magnets at VAC’s European facilities and its recently commissioned Sumter Facility in Sumter, South Carolina, U.S.A. Additionally, during Q3 2026, the Company approved commencement for construction of a commercial-scale ‘heavy’ rare earth circuit at the Mill for the production of Tb, Dy and other heavy REE oxides, intended to supply the Company’s planned REE metal, alloy and magnet manufacturing capabilities and further advance the Company’s mine-to-magnet platform.

Recent Updates
Uranium Segment
Uranium Mine Activities
The Company continued mining ore and mineralized material at its Pinyon Plain, La Sal and Pandora mines, during Q3 2026. Such uranium-bearing ore and mineralized material was processed at the Mill and/or stockpiled at the mines or Mill for future processing, subject to market conditions, contract requirements and the Mill’s processing schedule. The Company’s estimated mined pounds of U3O8 was as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Pinyon Plain Project(1)	320,000	945,000
La Sal Project(2)	65,000	180,000
Total mined	385,000	1,125,000
(1) Weighted average grade for the three and nine months ended September 30, 2026 was 1.04% and 0.95%, respectively.
(2) Contained pounds of U3O8 within mineralized material from the La Sal and Pandora mines, which constitute a portion of the La Sal Project.
To accelerate production from its low-cost Pinyon Plain mine in 2026, the Company has transitioned miners from the La Sal Project to the Pinyon Plain Project, and the Company expects to increase mined ore to stockpile at the Mill for processing during Q4 2026 and/or 2027, subject to market conditions, contract requirements and the Mill’s schedule.
The Company plans to continue to maintain its other uranium projects and facilities in a state of readiness for the purpose of restarting mining activities on an expedited basis, as contract obligations and market conditions may warrant. To this end, the Company completed rehabilitation work at its Whirlwind mine and commenced development work for future production, which, along with the Company’s Nichols Ranch ISR project, could be positioned to commence uranium production within one (1) year from a “go” decision. The Whirlwind and Nichols Ranch mines could potentially increase Energy Fuels’ uranium production by up to approximately 600,000 pounds of U3O8 per year starting as early as 2027.
The Company continued permitting and development on its Roca Honda Project in New Mexico, its Bullfrog Project in Utah, and its EZ Project in Arizona, which together with its Sheep Mountain Project (a large conventional project in Wyoming) could expand the Company’s uranium production to a run-rate of up to five million pounds of U3O8 per year in the coming years. In addition, the Company has initiated rehabilitation and permitting work at its Energy Queen mine (western end of the La Sal Complex) in an effort to put that portion of the Complex into production in 2028. These projects serve as important pipeline assets for the Company’s future conventional uranium production capabilities, as market conditions may warrant.
Mill Activities (Uranium)
The Mill processed and produced 1.66 million pounds of finished U3O8 during the nine months ended September 30, 2026.
As planned, the Company commenced its conventional ore processing campaign at the Mill in Q4 2025 and completed it in Q2 2026. The Company is currently rebuilding its ore and mineralized material stockpiles in preparation for the next conventional uranium ore run at the Mill, which is currently scheduled to commence in Q4 2026 and run into Q2 2027, followed by a monazite processing campaign for the next several months, subject to market conditions, contract requirements and the Mill’s schedule. Stockpiled material available at the Mill, which can be processed into finished U3O8 product on a relatively short notice, provides the Company more flexibility in securing sales on the most favorable terms when needed.
TAT Activities
The Mill also continued to advance its research and development (“R&D”) activities on medical isotopes and to engage in discussions with buyers interested in off-take agreements for the material. The Company is evaluating the potential to recover Ra-226 and Ra-228 from its existing uranium and REE process streams for use in the development of TAT medical isotopes for the treatment of cancer, which is seeing promising results in clinical trials to date. The majority of TAT drugs will require reliable and secure supplies of radium, which pharmaceutical companies use to produce other short half-life, alpha-emitting elements for production of TAT drugs. Currently, there are no commercial supplies of radium at commercial scale. Therefore, Energy Fuels sees significant potential opportunity to become a radium supplier.

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
The existing Phase 1 Circuit has the design capacity to process approximately 8,000 to 10,000 tonnes of monazite per year, producing approximately 4,000 to 6,000 tonnes of total rare earth oxides (“TREO”), containing approximately 850 to 1,000 tonnes of recoverable separated NdPr oxide per year. Although the modifications to the Mill’s SX circuit in the Phase 1 Circuit are stand-alone, dedicated to REE production, and do not interfere with the Mill’s uranium and vanadium production, the Phase 1 Circuit’s crack and leach circuit shares certain infrastructure with the Mill’s uranium circuits, and as a result, Phase 1 Circuit REE production and conventional uranium production cannot be run at the same time, as currently configured. It is therefore necessary at this time to switch back and forth between conventional uranium and uranium/vanadium production and Phase 1 Circuit REE production from monazite sands, which can be done with modest cost and effort. The Company is also seeking other sources of REE feedstock, including MREC, which, upon receipt of required licensing approvals, can be fed directly into the Mill’s dedicated REE SX circuits and not interfere with uranium production.
As currently configured, the Phase 1 Circuit has the capacity to process the first phase of the Donald Project monazite production (once developed) for the recovery and separation of NdPr oxide and an Sm+ mixed RE concentrate. Separated NdPr oxide and a mixed RE concentrate may either be sold on the market or stockpiled for separation of the heavy REEs, including Tb and Dy, upon completion of the expansion of the Phase 1 Circuit as described below and/or the planned Phase 2 Circuit at the Mill.
Expansion of Phase 1 Circuit
During Q3 2026, the Company approved commencement of construction to expand its Phase 1 REE separation capabilities at the Mill to enable the large-scale production of heavy rare earth oxides, which is expected to add the capacity to produce up to approximately 21 tpa of Tb, 122 tpa of Dy, 148 tpa of Sm, 21 tpa of Eu, and 143 tpa of Gd oxides, along with other rare earth elements (SEG Carbonates (Sm, Eu, and Gd, pending commissioning of separation circuits for those elements) and Ho+ Carbonate (holmium, erbium, thulium, ytterbium, Lu and Y)). Tb and Dy are heavy rare earths added to most high-end rare earth permanent magnets (“REPMs”) to increase coercivity (resistance to demagnetization) and high-temperature performance, and to enable smaller, lighter, and more powerful electric motors. The planned expansion is expected to be completed as early as Q1 2028, with respect to the addition of the Tb and Dy circuits, and by the end of 2028 with respect to the addition of the Sm, Eu and Gd circuits, depending on market needs.
The Mill’s heavy REE expansion is sized and timed to process the anticipated near-term monazite output from the Company’s Donald Project joint venture in Australia. In October 2026, Export Finance Australia (“EFA”) and the National Reconstruction Fund Corporation (“NRFC”) conditionally approved term loan facilities as part of a proposed AUD 200 million senior project finance debt facility to support construction of Phase 1 of the Donald Project, comprising up to AUD 180 million in aggregate from EFA and NRFC, with the remaining AUD 20 million contemplated from commercial lenders. The Company is targeting a positive FID by the end of 2026. Phase 1 of the Donald Project is expected to produce an average over the first five years of mine life of approximately 9,000 tpa of REE concentrate containing monazite and xenotime, which is planned to be processed at the Mill into NdPr, Tb and Dy oxides. These REE oxides are expected to support the Company’s planned integrated REE supply chain, including the KMP and planned AMP and, subject to completion of the VAC Acquisition, VAC’s REPM manufacturing facilities as early as 2028.
Concurrently, the Company plans to make further enhancements to the Phase 1 Circuit to allow for the processing of uranium- and REE-bearing MREC or similar intermediate REE products from third-party sources in the Phase 1 Circuit, subject to receipt of all regulatory approvals. As MREC or similar intermediate REE products would not need to utilize the Phase 1 Circuit’s crack and leach circuits, it is expected that such products could be separated into NdPr, Tb, Dy and other heavy REEs without interfering with uranium production, thereby allowing the simultaneous production of uranium and separated REE products.
This Phase 1 Circuit expansion project is estimated to have a total capital expenditure of approximately $104 million. The debt component for the heavy rare earth expansion is currently planned to be covered by a previously announced conditional loan commitment from the U.S. government. The equity component will be covered out of the Company’s working capital, which was approximately $932 million as of September 30, 2026. The Company has also applied for grant funding from other U.S. government agencies for the Phase 1 Circuit expansion.
Planned Phase 2 Circuit
The Company also plans to expand its NdPr, Tb and Dy production capability, and potentially other REE production capability, through the development of its proposed stand-alone Phase 2 Circuit, subject to the receipt of regulatory approvals, financing, completion of engineering and the receipt of sufficient feed materials.
In January 2026, the Company announced the results of a new AACE International Class 3 Bankable Feasibility Study (“BFS”) evaluating the planned Phase 2 Circuit expansion of REE processing capabilities at the Mill. The BFS evaluated the construction of a Phase 2 Circuit designed to materially expand the Mill’s ability to process monazite and other REE-bearing feedstocks into separated REE oxides. Upon commissioning, the Phase 2 Circuit is expected to increase the Mill’s REE oxide production capacity from approximately 850 to 1,000 tpa of NdPr oxide from the Phase 1 Circuit, to over 6,000 tpa of NdPr oxide, along with approximately 87 tpa of Tb and 362 tpa of Dy oxides from the combined Phase 1 Circuit and Phase 2 Circuit. The Phase 2 Circuit would also add a dedicated monazite “crack-and-leach” circuit to the Mill’s existing leach circuits, which would allow the Phase 2 Circuit to be run completely independently of (and simultaneously with) the Mill’s conventional uranium and uranium/vanadium production.
This Phase 2 Circuit expansion is expected to process monazite supplied largely by the Company’s current and development projects, including all phases of the Donald, Vara Mada, and Bahia Projects, along with third-party monazite concentrates and other feedstocks. The oxides produced at the Mill from these monazites and other feedstocks would support more than 100% of the expected internal demand of the planned expansion of the KMP and its planned AMP in the U.S. This in turn would produce sufficient magnet alloy to supply more than 100% of the internal demand for VAC’s planned U.S. and European magnet manufacturing expansions, subject to the successful acquisition of VAC, resulting in a total integrated mine-to-magnet supply chain capable of producing 15,700 tonnes of REPMs per year in the coming years, or sufficient magnets to supply up to six million electric/hybrid-electric vehicles per year, four million humanoid robots per year, 31 million internal combustion engine vehicles per year, 3,140 offshore wind turbines per year, or 7.8 billion iPhones per year (quantities of end-use products are highly dependent on specific designs and applications – the numbers presented here are for illustrative purposes only, to generally describe the scale of Energy Fuels’ proposed expansions).
The BFS estimates initial capital costs for the Phase 2 Circuit expansion of approximately $410.0 million (+/- 15%) and indicates attractive project economics, including significant expected annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the modeled project life. The debt component for these capital costs is included in a previously announced conditional loan commitment from the U.S. government.
The Company currently expects to complete the Phase 2 Circuit expansion by mid-2029, subject to licensing, financing, receipt of sufficient feedstock and a positive FID.
The Phase 2 Circuit expansion is intended to position the Company as a leading domestic processor of both light and heavy REE oxides, supporting a secure U.S.-based REE supply chain. The BFS assumes feedstock supply from the Company’s HMS and monazite projects, as well as third-party sources including MREC and similar feedstocks, subject to permitting, development and market conditions.
The following table summarizes the Mill’s existing and planned REE circuit capacity:

Phase	NdPr (tpa)	Tb (tpa)	Dy (tpa)
Phase 1: NdPr (Existing)	1,000	—	—
Phase 1: Heavies (Construction)	—	21	122
Phase 2: (Planned)	5,229	66	240
Total (Phase 1 + Phase 2)(1)	6,229	87	362
(1) Actual recoveries may differ.
REE Feed Sources
The Company has focused primarily on monazite concentrates due to the superior concentrations of the three critical “magnet” REEs (NdPr, Tb and Dy) compared to many other REE-bearing minerals, mainly due to the presence of xenotime, which is another REE-bearing phosphate mineral that is often found with monazite. Monazite feedstock for the Company’s REE production is expected to be procured through Company-owned mines like the Vara Mada Project and Bahia Project, as well as the Company’s joint venture interest in the Donald Project, along with other potential acquisitions, joint ventures, open market offtake (like the Company’s current arrangement with The Chemours Company), and/or other collaborations, in each case upon successful completion of development of the projects and transactions.
As mentioned above, the Company also plans to expand its capability to accept uranium and REE-bearing MREC and other similar feedstock from third-party sources, as available. This will provide more flexibility to receive other types of feedstocks and to utilize the Phase 1 Circuit for REE production without interfering with conventional uranium and vanadium production at the Mill. To the extent this MREC and similar feedstock originates from the cracking and leaching of monazite sands at other facilities, the MREC is expected to contain similar or more favorable distributions of heavy REEs as monazite sands themselves.
Successful Pilot Production of Tb
On March 25, 2026, the Company announced that it successfully produced its first kilogram of high‑purity Tb oxide at the Mill. Using monazite ore sourced from the U.S., the Company achieved a Tb oxide purity of approximately 99.9% at pilot scale, which meets the specifications required by many global manufacturers of REPMs. This milestone follows the Company’s recent pilot‑scale production of approximately 30 kg of high‑purity Dy oxide and further demonstrates the technical capability of the Company’s existing rare earth processing infrastructure to produce separated heavy rare earth oxides from primary mineral feedstocks. The Company is currently in the process of piloting Gd separation at the Mill.
Acquisition of Australian Strategic Materials
On August 28, 2026, the ASM Acquisition was completed pursuant to the Deed.
Under the Deed, at closing, each holder of ordinary shares of ASM received consideration of (i) 0.053 Company common shares for each ASM share held on the Scheme Record Date (being 5 pm Sydney, Australia time on August 21, 2026) (the “Share Consideration”), and (ii) AUD 0.13 in cash. The total Scheme Consideration was approximately $248.49 million, including total Share Consideration issued by Energy Fuels of $217.24 million based on the closing price of the Company’s common shares as of August 28, 2026 and total cash consideration to ASM shareholders of approximately $26.10 million. In addition, ASM option holders received AUD 0.50 per ASM option under a separate, but concurrent, scheme of arrangement, resulting in total cash consideration to ASM option holders of approximately $5.15 million. Holders of ordinary shares of ASM that reside in certain jurisdictions will receive the net proceeds from the sale made by a nominee of the Company’s common shares in lieu of the Share Consideration.
Korean Metals Plant and Potential American Metals Plant
The KMP, acquired through the ASM Acquisition, is the Company’s current REE metals and alloys metallization facility. It has twelve furnaces installed and one strip caster, with installed alloy nameplate production capacity of approximately 1,300 tpa of neodymium-iron-boron (“NdFeB”) alloy. To support expected customer demand, ASM has initiated a phased expansion. Phase 2 ramp up is progressing toward the facility’s full nameplate capacity of 3,600 tpa of NdFeB alloy through additional furnaces and a second strip caster. Eight additional furnaces were installed in the first half of 2026 to maximize NdPr metal output. The second strip caster has been purchased and is being installed at KMP; together with the existing operational strip caster, it will raise total strip cast capacity to 3,600 tpa. Early planning has also begun for a potential Phase 3 expansion that could increase total nameplate capacity to around 5,600 tpa, positioning KMP as a cornerstone asset in global rare earth supply chains and a key enabler of advanced magnet and manufacturing markets. Phase 3 will be conditional on internal and external demand for metals and alloys, taking into consideration additional capacity available at an AMP if developed as planned.
Subject to completion of the pending VAC Acquisition, the Company intends to use the KMP’s metal and alloy production capabilities to supply VAC’s REE magnet manufacturing operations. The KMP would provide the metallization and alloying step between separated REE oxide production at the Mill and downstream magnet manufacturing at VAC. Metal and/or alloy production capacity not required for the Company’s internal needs may be available for sales to third-party customers, subject to market conditions.
The KMP achieved a significant milestone with the first commercial sales of Tb and Dy metal – two of the most technically challenging and strategically important REEs. These products were validated and have contributed to a surge in inquiries from global manufacturers seeking reliable heavy rare earth supply partners. To meet this demand, and to satisfy the Company’s internal demands upon closing of the VAC Acquisition as contemplated, the KMP is actively expanding its heavy REE metal production capacity and is targeting commencement of commercial-scale heavy REE metal production in 2027.

Further to the operational success of the KMP, ASM has explored the strategic expansion of its metallization capability and the extension of its vertically integrated strategy through the proposed AMP. The AMP is expected to leverage the U.S. government focus on supply chain vulnerability and domestic production capabilities in the rare earth and metallization market to position the Company to address critical U.S. supply chain needs and strengthen the enduring partnership between the U.S. and Australia. The AMP is expected to replicate proprietary alloy production processes, NdPr metallization and advanced heavy rare earth metallization techniques to focus on NdFeB alloy production from separated rare earths (NdPr, Dy, Tb), which are critical to defense, magnet, mobility, manufacturing and clean energy applications and represent acute supply chain vulnerabilities in the U.S. The proposed AMP is expected to have an initial nameplate production capacity of 2,000 tpa (with the ability to expand to 4,000 tpa) of alloy. The Company remains engaged with U.S. and state government agencies and funding bodies to meet relevant permitting and funding requirements, to identify and select the optimal location for the AMP, and to negotiate and understand state incentives available for such facility. If the VAC Acquisition closes as contemplated, the AMP could potentially be located in Sumter, South Carolina, adjacent to VAC’s existing REE magnet-making facility, or another location.
Pending Acquisition of Vacuumschmelze GmbH & Co. KG
On June 23, 2026, as amended on October 13, 2026, the Company entered into a definitive agreement to acquire 100% of Vacuumschmelze GmbH & Co. KG, Ara VAC TopCo US LLC and their respective consolidated subsidiaries (collectively, “VAC”) from Ara Partners. VAC is a global producer of advanced magnetic materials and permanent magnet solutions. The transaction valued VAC at approximately $1.9 billion, based on Energy Fuels’ closing share price of $16.12 as of June 22, 2026, and is expected to substantially increase the Company’s value in the global rare earth supply chain by offering downstream magnetic materials and magnet manufacturing capabilities.
VAC operates REPM facilities in the U.S. (Sumter, South Carolina), Germany (Hanau) and Finland (Ulvila), as well as other soft magnetic facilities in Slovakia, Malaysia and China. VAC is a leading manufacturer of permanent magnet materials and magnetic solutions serving a variety of end markets, including automotive, industrial, energy, robotics, aerospace and defense applications.
The ASM Acquisition and pending acquisition of VAC are expected to complement the Company’s existing rare earth mining, processing and separation operations, to create an integrated platform from REE mines to magnets.
Qualification of Tb for Permanent Magnet Production
On August 19, 2026, the Company announced that its Tb oxide produced at the Mill was qualified for use by the largest permanent magnet manufacturer in Japan and one of the largest REPM manufacturers outside of China. The manufacturer informed the Company that the Tb oxide met all applicable specifications and was approved for use in commercial permanent magnet production without further qualification or validation.
The Company previously announced the qualification of its NdPr and Dy oxides for permanent magnet manufacturing applications.
Heavy Mineral Sands Segment
Heavy Mineral Sands Initiatives
The Company strategically entered the HMS sector to enhance the security, reliability and cost efficiency of its monazite concentrate supply chain. Monazite concentrate is the Company’s primary REE feedstock and contains favorable concentrations of the “magnet” REEs (NdPr, Tb and Dy) and other “heavy” REEs such as Sm, Gd, Lu and Y, which are in short supply and used in a number of technological and defense applications. The Company can process monazite concentrate at the Mill using its existing licenses, infrastructure and expertise. HMS mines also produce titanium and zirconium minerals, including ilmenite, rutile and zircon. The Company owns 100% of the Vara Mada and Bahia Projects and has the right to earn up to a 49% joint venture interest in the Donald Project pursuant to which Energy Fuels expects to offtake all monazite.

Vara Mada Project
The Company acquired control over the Vara Mada Project on October 2, 2024 through its acquisition of Base Resources. At the time of the acquisition, the Project had, since November 2019, been suspended by the Government of Madagascar. Shortly after the acquisition, on November 28, 2024, the Government lifted the suspension and on December 5, 2024, the Company entered into the Madagascar memorandum of understanding (“MOU”) setting forth certain key terms applicable to the Project. Following lifting of the suspension and entry of the Madagascar MOU, the Company has been in the process of re-commencing development efforts and investment in the Project, re-establishing community and social programs, and advancing technical, environmental, social and other activities necessary to achieve a positive FID.
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
The Company monitors political, social and economic conditions in Madagascar, including political stability and social unrest, that may impact the Vara Mada Project, including with respect to the Vara Mada Project’s development prospects or timelines, the ability to achieve suitable fiscal or other terms applicable to the Vara Mada Project or the ability to achieve a positive FID. There can be no assurance of achieving sufficient legal and fiscal stability or the timing thereof or obtaining approval of the addition of monazite to the mining permit or the timing thereof. If a stability mechanism and necessary approvals to support the Vara Mada Project are not obtained, or are obtained on terms less favorable than expected, this could delay any FID in relation to the Vara Mada Project or prevent or otherwise have a significant effect on the development of the Vara Mada Project or the Company’s ability to recover monazite from the Vara Mada Project. These developments have not had an impact on the financial results of the Company at this time.
In January 2026, the Company announced the results of an updated Feasibility Study (“FS”) for the Vara Mada Project, which evaluated the long-term development potential and economic viability of the Vara Mada Project. The FS was prepared in accordance with U.S. Regulation S-K 1300 and Canadian NI 43-101 and confirms the Vara Mada Project’s world-class scale, long mine life and robust economics as a REE and HMS development opportunity. Based on the FS, the Vara Mada Project is expected to have a modeled mine life of approximately 38 years and, at full production capacity, is projected to generate post-tax, pre-debt net present value (10% discount rate) of approximately $1.8 billion and a post-tax internal rate of return of approximately 25%. In addition, the FS indicates that the project could ramp up to over $500 million of annual EBITDA and generate average annual free cash flow of approximately $264 million over the modeled mine life. These projected economics are supported by Proven and Probable mineral reserves and long-term price assumptions for ilmenite, zircon, rutile and monazite. The FS contemplates staged capital development and includes the potential processing of monazite at the Mill; however, downstream REE processing and oxide production are not included in the base FS economics.
Donald Project
The Donald Project is a well-known REE and HMS deposit that the Company believes could provide it with a near-term, low-cost, and large-scale source of monazite sand. Upon development, monazite is expected to be transported to the Mill for recovery of separated REE products. The Donald Project has all major regulatory approvals required to construct and operate the project. It is expected that monazite that would be produced from the Donald Project contains elevated concentrations of the “heavy” REE oxides, including Tb and Dy. The Company currently expects to make an FID on the Donald Project by the end of 2026, subject to market conditions and financing.
The JV Agreements provide Energy Fuels with the right to invest up to AUD 183 million in cash to earn up to a 49% interest in the Donald Project JV along with issuing Common Shares having a value up to $17.50 million. The JV Agreements provide the Company the right to offtake all monazite/xenotime produced from the Donald Project.
The following table summarizes the Company’s investments through September 30, 2026 (in thousands) and ownership interest in the Donald Project JV as of September 30, 2026:

	AUD	USD
Contributions to earn-in to 49% interest:
Cash(1)	$183,000	$127,423
Common Shares(2)	25,000	17,500
Total earn-in	$208,000	$144,923

Contributions and Advances inception to date:
Cash contributions	$60,120	$40,883
Common Share contributions	5,000	3,500
Total equity contributions	65,120	44,383
Advances to Donald Project JV(3)	37,060	25,621
Total contributions	$102,180	$70,004

Remaining contributions:
Cash contributions(1)	$85,820	$59,757
Common share contributions(2)	20,000	14,000
Total remaining contributions to earn-in	$105,820	$73,757

Ownership interest:
Energy Fuels	15.3%	15.3%
Astron	84.7%	84.7%
(1)    Stated in AUD per the JV Agreements. Translated as of September 30, 2026 at an exchange ratio of A$1.00 to $0.6963.
(2)    Fixed exchange rate per the JV Agreements.
(3)    The exchange ratios were fixed upon payments. The Advances are secured by the underlying assets and do not bear interest unless an event of default occurs. If a positive FID is made on the Donald Project, the outstanding Advances are expected to be applied to the Company’s earn-in interest in the Donald Project JV. If a positive FID is not made, the Advances become due and payable subject to the terms of the JV Agreements, as amended.
Bahia Project
The Bahia Project is an HMS deposit containing monazite that the Company believes has the potential to supply meaningful quantities of REEs to the Mill for processing into high-purity REE oxides. Since acquiring the deposit, the Company has been focused on an exploration program over the 40 kilometer trend of the deposit. Recently, the Company completed its Phase 3 drilling program, where it drilled over 8,000 meters with both its own sonic drill rig and a contract hollow auger rig. Samples from that drilling program are currently being assayed at SGS in Belo Horizonte for total heavy mineral content as well as chemical composition. The Company has completed the permitting on its Phase 4 drilling program that it plans to commence drilling program in late 2026 or early 2027.
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
Uranium Market
The following table sets uranium prices (dollars per pound) from TradeTech LLC (“TradeTech”):

	June 30,	September 30,	Percent	October 30,
Price	2026	2026	Change	2026
Weekly Spot	$85.00	$89.75	6%	$93.25
Monthly Long-Term	$97.00	$97.00	—%	$97.00

The Company believes that demand for clean, carbon-free, reliable and affordable baseload electricity, including nuclear energy, is increasing. Concurrently, the nuclear fuel market remains in a supply deficit as existing uranium mines and inventories decline and geopolitical developments increase concerns regarding security of supply. Accordingly, the Company believes the current- and long-term fundamentals of the uranium industry remain positive.
The Company expects global nuclear generating capacity to increase through the construction of new nuclear units and the extension of existing capacity. Meanwhile, primary uranium mine production continues to face challenges from resource depletion, production disruptions, commissioning and logistical issues, and uranium prices that may be insufficient to incentivize the development of new production. The Company believes uranium prices will need to be sufficiently high to support additional primary production to address the resulting supply deficit.
According to TradeTech, world uranium requirements continue to exceed primary mine production, with the shortfall being met by secondary supplies and inventories of previously mined uranium. In addition, a significant portion of global uranium production is state-owned and state-subsidized and may not respond to conventional market forces. Geopolitical developments, including Russia’s invasion of Ukraine and the scheduled expiration on December 31, 2027, of waivers under the U.S. prohibition on imports of Russian uranium, have increased the focus of U.S. and European utilities on non-Russian sources of uranium. Tensions between the U.S. and China, as well as Kazakhstan’s and Uzbekistan’s commercial and political ties with Russia, may also affect the security and availability of future nuclear fuel supplies. As a result, the Company has observed more interest in both spot transactions and long-term contracts for U3O8 from utilities.
The Company believes that these uranium supply and demand fundamentals, together with increasing demand for electricity from data centers, artificial intelligence and other technology applications, could support sustained uranium market strength and higher prices. However, the uranium market remains subject to significant uncertainty, including the availability of secondary supplies and inventories and the activities of state-owned enterprises. Russia, and increasingly, China maintain significant capabilities across the nuclear fuel cycle, and changes in geopolitical conditions, trade restrictions or other factors could increase the availability of supplies from these sources and adversely affect uranium market conditions.
Vanadium Market
Vanadium is a metallic element that, when converted into ferrovanadium (“FeV”), an alloy of vanadium and iron, is used primarily as an additive to strengthen and harden steel and make it anti-corrosive. According to market consultant FastMarkets, over 90% of FeV is used in the steel industry. Vanadium is also used in the aerospace and chemical industries and continues to attract interest for energy storage applications, including vanadium redox flow batteries. China is the largest global producer of vanadium, with additional production coming from Russia, South Africa, and Brazil (according to Wood Mackenzie).
The Company believes demand for steel is the primary driver of vanadium pentoxide (“V2O5”) prices and is influenced by global economic conditions and activity in construction, infrastructure and automotive sectors. According to FastMarkets, tariffs and counter‑tariffs have slowed trade between the U.S. and China, two significant markets for steel and ferro‑alloys contributing to reduced ferroalloy demand in certain end markets, including the automotive and appliance industries. The Company expects V₂O₅ prices could rise with stronger global economic confidence or greater demand from U.S. critical mineral initiatives.
During the three months ended September 30, 2026, the mid-point price (dollars per pound) of vanadium in Europe had the following activity:

	June 30,	September 30,	Percent	October 30,
Price	2026	2026	Change	2026
Midpoint	$5.99	$5.35	(11)%	$5.35
Rare Earth Elements Market
REEs are a group of 17 chemical elements (the 15 elements in the lanthanum series, plus yttrium and scandium) that are used in a variety of clean energy and advanced technologies, including EVs, robotics, wind energy, cell phones, computers, flat panel displays, advanced optics, catalysts, medicine and defense applications. Monazite also contains significant recoverable quantities of uranium. According to industry analyst Wood Mackenzie, most demand for REEs is in the form of separated REEs, “as most end‑use applications require only one or two separated rare earth compounds or products.” (Wood Mackenzie, Rare Earths, Outlook to 2030, 20th Edition). The main uses for REEs include: (i) battery alloys; (ii) catalysts; (iii) ceramics, pigments and glazes; (iv) glass polishing powders and additives; (v) metallurgy and alloys; (vi) permanent magnets; (vii) phosphors; and (viii) others (according to Adamas Intelligence). By volume, NdPr, Tb and Dy used for permanent magnets in drive unit motors for EVs and plug‑in hybrid EVs (“PHEV”), and lanthanum (“La”) and cerium (“Ce”) used in catalysts comprised 60% of total consumption, yet over 90% of the value consumed.
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
REEs are commercially transacted in a number of forms and purities. Therefore, there are numerous prices for various REE compounds, materials, production sources and delivery locations. The Company expects to primarily generate value in the short- to medium-term to come from NdPr, Dy, and Tb oxides, which the Mill has produced in commercial and/or pilot quantities. Following the successful ASM Acquisition, the Company has the ability through the KMP to produce REE metals and alloys. If the Company similarly successfully completes the acquisition of VAC, the Company will have the potential to generate value from the manufacture and sale of REPMs and other advanced magnetic materials.
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
Monazite prices have been on an upward trend since mid-2025 due to an improvement in REE pricing linked to Chinese government-imposed restrictions on REE exports from China. Pricing remained elevated through Q3 2026, and despite intra-quarter volatility, certain key REE products recovered or increased by the end of the quarter.
The following tables set forth the prices for certain REE compounds and materials mid-point prices in USD$/kg, according to data from Benchmark Mineral Intelligence (“Benchmark”):

	June 30,	September 30,	Percent	October 30,
Product/Price Index	2026	2026	Change	2026
Benchmark (European)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	$110	$107	(3)%	$110
Dy Oxide	$1,400	$3,500	150%	$3,500
Tb Oxide	$4,750	$6,745	42%	$8,250

Benchmark (North American)
NdPr Oxide (Pr6O11: 25%; Nd2O3: 75%)	$110	$107	(3)%	$110
Yttrium Oxide	$1,575	$1,750	11%	$2,000
The REE magnet market is expected to see significant growth through 2040, according to Adamas Intelligence, driven by increasing demand for NdFeB magnets in EVs, PHEVs, robotics, advanced air mobility, and defense. While China consumes the most REEs in its manufacturing industries, much of this consumption supports the manufacture of end-use goods for export and production by non-Chinese companies operating within China. Outside China, major competitors of the Company include MP Materials, which operates rare earth separation and refining facilities at Mountain Pass, California, in the United States, and Lynas Rare Earths, which operates rare earth separation facilities at its advanced materials plant in Gebeng, near Kuantan, Malaysia. Other REE separation facilities are located in Vietnam, India, France (Solvay), and Estonia (Neo Performance Materials’ Silmet facility), processing a variety of feedstocks from different sources. In addition, small-scale or experimental facilities operate elsewhere, including in Russia.
The Company views its commercial production of separated NdPr, pilot production and planned future commercial production of separated Tb and Dy, and planned piloting and future commercial production of separated Sm, Eu, and Gd, from both monazite concentrates (current) and MREC (future), as important first steps toward restoring a secure and resilient REE supply chain based in the U.S. Through the Vara Mada Project, Bahia Project, and the right to earn into a 49% interest in the Donald Project (with the right to offtake 100% of the produced monazite/xenotime), the Company has secured what it believes will be low-cost monazite feedstocks that can be processed in the U.S. into separated REE products available for sale to U.S., E.U. and Asian customers on a competitive basis. Upon successful development of those projects, anticipated to be between 2028 to 2030, the Company will have secured monazite sources capable of producing approximately 4,500 tonnes per year of separated NdPr along with 200 to 300 tonnes per year of separated Tb and Dy.
To further restore a secure and resilient REE supply chain, the Company expects to develop the Mill’s planned Phase 2 Circuit (expected in 2029), which would have the capacity to allow the Mill to produce in total (from the Phase 1 Circuit and the Phase 2 Circuit) approximately 6,000 tonnes per year of separated NdPr along with approximately 200 to 300 tonnes per year of separated Tb and Dy, which would utilize all the monazite concentrates expected to be mined from the Company’s Vara Mada, Bahia, and Donald Projects in addition to any additional monazite concentrates and MREC sources from third parties (i.e. Chemours’ mines on the U.S. East Coast). Multiple potential domestic sources of mined HMS, including monazite, exist in North America and are potential feedstocks for the Mill. On a global level, there is a potential to acquire natural monazite sands and MRECs from the following locations: Australia, South Africa, Madagascar, New Zealand, the Philippines, Indonesia, Brazil, Malaysia, Thailand, India, Russia and others.
Following the successful ASM Acquisition, the Company is combining the KMP and the planned AMP with REE oxide production from the Mill. The Company also now owns the advanced Dubbo REE Project in Australia.
Upon the successful acquisition of VAC, which is expected to occur as soon as Q1 2027, the Company will add operating REPM and advanced magnet manufacturing facilities in the U.S., Germany, Finland, Slovakia, Malaysia, and China. These transactions are expected to create what the Company believes would be the largest fully integrated, resilient REE “mine-to-metal and magnet” producer in the western/allied world to close a critical strategic gap in the global supply chains for magnet applications, including automotive, robotic, energy and defense technologies.
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
Sluggish global pigment demand continued through Q3 2026 due to ongoing economic weakness and the uncertainty and cost implications arising from the war in Iran. However, a combination of idled production at some major pigment operations, reductions in pigment inventory and rising input costs have resulted in major pigment producers successfully increasing their prices through Q3 2026.
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
The following table sets forth certain HMS prices in $/t (freight on board basis), according to TZ Minerals International Pty Ltd.’s estimated market prices published in September 2026:

	June 30,	September 30,	Percent
Product	2026	2026	Change
Zircon (Premium)	1,510	1,740	15%
Rutile (Premium, bulk)	970	955	(2)%
Chloride Ilmenite (60 % TiO2)	260	265	2%
Sulfate Ilmenite (50 % TiO2)	195	185	(5)%
Inventories
The Company’s inventory balances as of September 30, 2026 were as follows:

Ore, mineralized material and raw materials (estimated contained pounds of U3O8)	975,000
Work-in-process (contained pounds of U3O8)	70,000
Finished pounds of U3O8	1,320,000
Total pounds of finished and contained U3O8	2,365,000
The mix between contained uranium in ore and mineralized material inventories and finished U3O8 product inventory depends on the timing of the processing of stockpiled uranium mineralized material at the Mill, any spot uranium sales or purchases the Company may elect to complete in 2026.
As of September 30, 2026, the Company has approximately 905,000 pounds of finished V2O5 in inventory.
Outlook for Remainder of 2026
Guidance
The Company’s guidance for 2026 is as follows:

	Low	High
Mined (contained pounds of U3O8)	2,000,000	2,500,000
Processed (finished pounds of U3O8)(1)	1,500,000	2,500,000
Sales (pounds of U3O8)(2)	1,500,000	2,000,000
(1)    The conventional uranium Mill run was completed in Q2 2026, and planned maintenance was completed during Q3 2026. A subsequent Mill run will proceed pending receipt of sufficient ore and mineralized material stockpiles to justify the restart, which is currently expected to commence in Q4 2026 and run into Q2 2027. The Company may also purchase uranium ore or mineralized material.
(2)    Subject to sales into the spot market depending on market conditions.
Finished Uranium Costs Decline
The Company processed low-cost Pinyon Plain mine ores from Q4 2025 to Q2 2026 through a conventional uranium Mill run. Over the entire Mill run, we processed and produced approximately 2.4 million pounds of finished U3O8, of which 1.7 million pounds of finished U3O8 was processed and packaged in 2026. During this Mill run, the Company’s average mining and transportation costs to the Mill for Pinyon Plain ore was approximately $14 per pound of recovered U3O8, which together with milling cost of approximately $9 per pound U3O8, resulted in a total weighted average cost of approximately $23 per pound of U3O8 recovered. The Company believes this ranks among the lowest costs for mined uranium production in the world. These high-grade Pinyon Plain ores were blended and processed with a relatively small quantity of lower grade, higher cost, La Sal/Pandora ores at the Company’s discretion.
The Company’s inventories of finished U3O8 had a weighted average cost of approximately $34 per pound U3O8 as of September 30, 2026, reflecting the weighted average cost of production and purchases of finished inventories from various sources over the years, as the Company continued to ramp up production and maximize economies of scale, including from Alternate Feed Materials, the La Sal/Pandora mines, low-grade mine clean-up materials, and purchases of uranium on the spot market. These costs do not fully reflect the recently mined ores from the Pinyon Plain mine after completing this Mill run, which have not yet been processed.
The Company’s ability to blend and match various sources of uranium feeds to satisfy contract delivery requirements is a unique element of the Company’s production capabilities that no other producer has in North America.
Based on expected decreasing cost of goods sold and conservative uranium price forecasts, gross margins from the Company’s uranium sales have increased throughout 2026.
Uranium Sales
The Company sells uranium into its long-term contract portfolio and on the spot market depending on uranium prices. The Company holds uncommitted uranium inventory and expects to evaluate additional spot and/or long-term uranium sales opportunities.
The Company’s long-term utility contracts require future deliveries of uranium through 2032. The actual volumes delivered under these contracts may vary based on the buyer’s exercise of options and quantity flexibility. As of September 30, 2026, the Company’s contracted uranium sales volumes are as follows (in pounds of U3O8):

	Minimum	Base	Maximum
Remainder of the year ending December 31, 2026	—	20,000	40,000
Year ending December 31, 2027	770,000	890,000	1,130,000
Year ending December 31, 2028	770,000	890,000	1,130,000
Year ending December 31, 2029	490,000	560,000	1,010,000
Year ending December 31, 2030	400,000	460,000	900,000
Thereafter	160,000	160,000	240,000
Total	2,590,000	2,980,000	4,450,000
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
An Advisory Board, comprised of local citizens from San Juan County, evaluates grant applications on a quarterly basis and makes recommendations to the Foundation’s Managers for final review and approval. As of September 30, 2026, the Foundation has awarded 59 grants totaling $1.00 million, of which $0.33 million was committed to Native American initiatives.
Known Trends or Uncertainties
The Company has had negative net cash flows from operating activities and net losses in previous years and through September 30, 2026. This is due to generally depressed uranium prices until 2024 resulting in minimal uranium production and low quantities of monazite to recover salable REE products, each of which has not allowed the Company to realize economies of scale and capital expenditures to develop the Company’s growing portfolio of projects.
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
We are not aware at this time of any trends or uncertainties that have had or are reasonably likely to have a material impact on revenues, income or cash flows of the Company, other than: (i) recent activity in uranium markets, which has resulted in: (a) the Company’s six long-term uranium supply agreements, with remaining deliveries subject to customer elections; (b) the Company continuing mining at three of its uranium mines (Pinyon Plain, La Sal and Pandora); and (c) selling uranium inventories and mined uranium production into its long-term contracts, and potentially on the spot market; (ii) U.S. government laws and programs, including any tariffs enacted by the President and retaliatory tariffs proposed by other countries, which could increase the cost to produce any of the Company’s products and also in changes in demand and prices received for the Company’s sale of its products, depending on how much tariff and other trade activities settle out, which could result in the development of commercial markets for “heavy” REEs that did not previously exist in the U.S. and U.S. government support for critical minerals, including uranium, production; (iii) volatility in prices of uranium, REEs, HMS and our other primary metals; and (iv) the Company’s REE, HMS and TAT radioisotope initiatives, which, if successful, could result in improved results from operations in future years. We are not aware at this time of any events that are reasonably likely to cause a material change in the relationship between costs and revenue of the Company.

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)	Percent
Revenues	$29,180	$17,710	$11,470	65%
Operating costs and expenses:
Costs applicable to revenues	11,304	12,784	(1,480)	(12)%
Exploration, development and processing(1)	11,807	12,446	(639)	(5)%
Standby	3,088	2,525	563	22%
Accretion of asset retirement obligations	579	687	(108)	(16)%
Selling, general and administration(1)	15,125	12,634	2,491	20%
Share-based compensation	3,560	3,300	260	8%
Transactions and integration related costs	9,030	—	9,030	*
Total operating costs and expenses	54,493	44,376	10,117	23%
Operating loss	(25,313)	(26,666)	1,353	(5)%
Other income (expense):
Gain on sale of assets	490	1,806	(1,316)	(73)%
Loss in unconsolidated affiliates	(32)	(327)	295	(90)%
Other income (loss)	(27,977)	8,266	(36,243)	*
Total other income (loss)	(27,519)	9,745	(37,264)	*
Loss before income taxes	(52,832)	(16,921)	(35,911)	212%
Income tax benefit (expense)	462	(84)	546	*
Net loss	$(52,370)	$(17,005)	$(35,365)	208%

Basic net loss per share	$(0.20)	$(0.07)	$(0.13)	*
Diluted net loss per share	$(0.20)	$(0.07)	$(0.13)	*
(1)    Excludes share-based compensation.
*    Not meaningful.
For the three months ended September 30, 2026, net loss increased by $35.36 million to $52.37 million or $0.20 per share from $17.01 million or $0.07 per share for the three months ended September 30, 2025, primarily due to higher mark-to-market losses on marketable securities and transaction and integration related costs related to the ASM Acquisition and pending acquisition of VAC and higher selling, general and administrative expenses, partially offset by higher uranium revenues and lower costs applicable to uranium revenues.
Revenues
Revenues increased by $11.47 million to $29.18 million for the three months ended September 30, 2026, from $17.71 million for the three months ended September 30, 2025, primarily due to higher uranium revenues driven by increased sales volumes and higher realized sales prices.
Costs Applicable to Revenues
Costs applicable to revenues decreased by $1.48 million to $11.30 million for the three months ended September 30, 2026, from $12.78 million for the three months ended September 30, 2025, primarily due to a lower weighted average cost per pound of uranium sold, partially offset by higher sales volumes.

Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) decreased by $0.64 million to $11.81 million for the three months ended September 30, 2026 from $12.45 million for the three months ended September 30, 2025, primarily due to $3.42 million of expense recognized in 2025 related to value-added tax receivables in Madagascar that the Company determined were not expected to be collected, lower indirect processing costs at the Mill and lower development costs at the La Sal Complex, partially offset by the Company’s decision to no longer pursue permitting the Wate Project combined with higher exploration costs at the Bahia Project.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for several of the Company’s projects as of September 30, 2026, with the exception of its Vara Mada, Pinyon Plain and Sheep Mountain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $0.55 million to $3.08 million for the three months ended September 30, 2026 from $2.53 million for the three months ended September 30, 2025, primarily due to higher permitting activities at Roca Honda and Whirlwind and increased maintenance activities at Nichols Ranch.
Accretion of asset retirement obligations
Accretion of asset retirement obligations decreased by $0.11 million to $0.58 million for the three months ended September 30, 2026 from $0.69 million for the three months ended September 30, 2025.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $2.50 million to $15.13 million for the three months ended September 30, 2026 from $12.63 million for the three months ended September 30, 2025, primarily due to increases in general headcount and salaries and the inclusion of one month of selling, general and administrative expenses associated with ASM following the ASM Acquisition.
Share-based compensation
Share-based compensation increased by $0.26 million to $3.56 million for the three months ended September 30, 2026 from $3.30 million for the three months ended September 30, 2025, primarily due to increased headcount coupled with higher grant date fair values.
Transactions and integration related costs
Transactions and integration related costs consist of legal, advisory and accounting fees directly related to the ASM Acquisition and the pending acquisition of VAC, as well as certain Australian stamp duties for the post-acquisition period arising from the change in control associated with the ASM Acquisition. Transactions and integration related costs were $9.03 million for the three months ended September 30, 2026. No transactions and integration related costs were incurred during the three months ended September 30, 2025.
Other Income (Loss)
Gain on sale of assets
Gain on sale of assets decreased by $1.32 million to $0.49 million for the three months ended September 30, 2026 from $1.81 million for the three months ended September 30, 2025. The change between periods was primarily due to sales of mining equipment in 2025 that was no longer needed for reclamation activities at the Kwale Project.

Loss in unconsolidated affiliates
Loss in unconsolidated affiliates decreased by $0.30 million to $0.03 million for the three months ended September 30, 2026 from $0.33 million for the three months ended September 30, 2025 primarily due to the Company’s proportionate share of losses incurred by the Donald Project JV.
Other income (loss)
Other loss was $27.98 million, net for the three months ended September 30, 2026. Other income was $8.27 million, net for the three months ended September 30, 2025. The change between periods was primarily due to mark-to-market losses on marketable securities, lower gains on maturities of marketable securities and interest expense on the Company’s 0.75% Convertible Senior Notes due in 2031 (the “Notes”) issued on October 1, 2025, partially offset by higher interest income. See Note 15 — Supplemental Financial Information for more information.
Income tax benefit (expense)
Income tax benefit was $0.46 million for the three months ended September 30, 2026 on loss before income taxes of $52.83 million. The income tax benefit in 2026 primarily reflects a decrease in the deferred tax liabilities recognized in connection with the ASM Acquisition, principally related to deferred tax effects associated with the fair value adjustments to intangible assets acquired in South Korea. Income tax expense was $0.08 million for the three months ended September 30, 2025 on loss before income taxes of $16.92 million primarily reflected Brazil income tax arising from transfer-pricing revenue.
Segment Results of Operations
We are organized into three reportable segments: (i) uranium, (ii) REE and (iii) HMS. Through our uranium segment, we explore, permit, develop, extract and recover uranium through our conventional and in situ uranium properties in the U.S. and recycling of uranium-bearing materials generated by third parties. We sell U3O8 to customers for further processing into fuel for nuclear reactors. We are also exploring separating radium-226 and radium-228 as other products from uranium process streams from our existing mines. Our REE segment is focused on full REE separation capabilities at the Mill to produce both “light” and “heavy” separated REE oxide products to utilize in metal and alloy making at the KMP. Our HMS segment engages in the exploration, development and recovery of HMS, including monazite, at the Vara Mada, Bahia and Dubbo Projects, as well as our equity method investment in the Donald Project JV. The Company’s Kwale Project is in reclamation. The Company recovers stand-alone ilmenite, rutile, zircon and monazite to provide sources of titanium and zirconium.
The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2026
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium	$28,449	$—	$—	$28,449
Metals and alloys	—	436	—	436
Alternate Feed Materials, processing and other	295	—	—	295
Total revenues	$28,744	$436	$—	$29,180
Costs applicable to revenues
Costs applicable to uranium	$10,893	$—	$—	$10,893
Costs applicable to metals and alloys	—	411	—	411
Total costs applicable to revenues	$10,893	$411	$—	$11,304

	Three Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium	$17,370	$—	$—	$17,370
Alternate Feed Materials, processing and other	340	—	—	340
Total revenues	$17,710	$—	$—	$17,710
Costs applicable to revenues
Costs applicable to uranium	$12,784	$—	$—	$12,784
Total costs applicable to revenues	$12,784	$—	$—	$12,784
The following table sets forth select operating data and financial metrics:

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)	Percent
Volumes sold
Uranium (lbs.)	320,000	240,000	80,000	33%

Realized sales price
Uranium ($/lb.)	$88.90	$72.38	$16.52	23%

Costs applicable to revenues
Uranium ($/lb.)	$34.04	$53.22	$(19.18)	(36)%
Uranium Segment Results
Revenues
Uranium
Revenues from uranium increased by $11.08 million to $28.45 million for the three months ended September 30, 2026 from $17.37 million for the three months ended September 30, 2025. Higher sales volume (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for approximately $5.79 million increase in revenue between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $5.29 million increase between periods.
The Company sold 270,000 pounds of U3O8 at a weighted average sales price of $88.79 per pound under long-term contracts for $23.97 million for the three months ended September 30, 2026 compared to 140,000 pounds U3O8 sold at a weighted average sales price of $69.43 per pound under long-term contracts for $9.72 million for the three months ended September 30, 2025.
The Company sold 50,000 pounds of U3O8 on the spot market for $4.48 million at a realized sales price of $89.50 per pound for the three months ended September 30, 2026 compared to 100,000 pounds of U3O8 on the spot market for $7.65 million at a weighted average sales price of $76.50 per pound for the three months ended September 30, 2025.
Costs applicable to revenues
Costs applicable to uranium revenues
Costs applicable to uranium revenues decreased by $1.89 million to $10.89 million for the three months ended September 30, 2026 from $12.78 million for the three months ended September 30, 2025 primarily due to lower weighted average costs per pound partially offset by higher volumes sold between periods.
Lower weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period volumes sold) accounted for an approximate $6.14 million decrease in costs between periods. Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average cost per pound) accounted for approximately $4.26 million increase in costs between periods.
Rare Earth Element Segment Results
Revenues from REE metals and alloys were $0.44 million for the three months ended September 30, 2026 following the ASM Acquisition. Costs applicable to REE metals and alloys revenues were $0.41 million for the three months ended September 30, 2026. There were no revenues or costs applicable to REE revenues for the three months ended September 30, 2025.
Heavy Mineral Sand Segment Results
There were no revenues or costs applicable to heavy mineral sands for the three months ended September 30, 2026 or 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Consolidated Results of Operations
The consolidated results of operations were as follows (in thousands):

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	Percent
Revenues	$90,126	$38,820	$51,306	132%
Operating costs and expenses:
Costs applicable to revenues	43,469	34,563	8,906	26%
Exploration, development and processing(1)	28,016	27,967	49	—%
Standby	9,296	6,172	3,124	51%
Accretion of asset retirement obligations	4,887	2,622	2,265	86%
Selling, general and administration(1)	44,417	37,740	6,677	18%
Share-based compensation	10,712	8,790	1,922	22%
Transactions and integration related costs	22,145	—	22,145	*
Total operating costs and expenses	162,942	117,854	45,088	38%
Operating loss	(72,816)	(79,034)	6,218	(8)%
Other income (expense):
Gain on sale of assets	851	5,296	(4,445)	(84)%
Loss in unconsolidated affiliates	(2,423)	(748)	(1,675)	*
Other income (loss)	(22,914)	8,281	(31,195)	*
Total other income (loss)	(24,486)	12,829	(37,315)	*
Loss before income taxes	(97,302)	(66,205)	(31,097)	47%
Income tax benefit	369	1,036	(667)	(64)%
Net loss	$(96,933)	$(65,169)	$(31,764)	49%

Basic net loss per share (Note 12)	$(0.39)	$(0.29)	$(0.10)	34%
Diluted net loss per share (Note 12)	$(0.39)	$(0.29)	$(0.10)	34%
(1)    Excludes share-based compensation.
*    Not meaningful.
For the nine months ended September 30, 2026, net loss increased by $31.76 million to $96.93 million or $0.39 per share from $65.17 million or $0.29 per share for the nine months ended September 30, 2025 primarily due to higher mark-to-market losses on marketable securities, interest expense on the Notes and transaction and integration related costs related to the ASM Acquisition and pending acquisition of VAC, partially offset by improved uranium operating results.
Revenues
Revenues increased by $51.31 million to $90.13 million for the nine months ended September 30, 2026 from $38.82 million for the nine months ended September 30, 2025 primarily due to higher uranium revenues driven by increased sales volumes and the timing of uranium sales, partially offset by the absence of HMS sales.
Costs Applicable to Revenues
Costs applicable to revenues increased by $8.91 million to $43.47 million for the nine months ended September 30, 2026 from $34.56 million for the nine months ended September 30, 2025 primarily due to higher uranium sales volumes, partially offset by no HMS sales during the current period.
Other Operating Costs and Expenses
Exploration, development and processing (excluding share-based compensation)
Exploration, development and processing costs (excluding share-based compensation) increased by $0.05 million to $28.02 million for the nine months ended September 30, 2026 from $27.97 million for the nine months ended September 30,

2025, primarily due to increased exploration and development activities to progress the Company’s projects and a non-recurring charge to write off costs associated with the Company’s decision to no longer pursue permitting of the Wate Project. These increases were largely offset by the capitalization of development costs for the Juniper Zone at Pinyon Plain in 2026 following the release of the updated Pinyon Plain pre-feasibility study effective January 1, 2026 and the absence of the $3.42 million charge recognized in 2025 to write off value-added tax receivables.
While we expect exploration and development costs related to our mineral properties to provide future value to the Company, the Company expenses these costs in part due to the fact that the Company has not established Proven Mineral Reserves or Probable Mineral Reserves as defined by S-K 1300 or NI 43-101 through the completion of a feasibility or pre-feasibility study for any of the Company’s projects as of September 30, 2026, with the exception of its Vara Mada, Pinyon Plain and Sheep Mountain Projects.
Standby
Standby costs are related to the care and maintenance of the standby mines and are expensed as incurred. Standby costs increased by $3.13 million to $9.30 million for the nine months ended September 30, 2026 from $6.17 million for the nine months ended September 30, 2025, primarily attributable to higher personnel costs at Nichols Ranch, increased permitting activities at Roca Honda and increased permitting and maintenance activities at Whirlwind.
Accretion of asset retirement obligations
Accretion of asset retirement obligations increased by $2.27 million to $4.89 million for the nine months ended September 30, 2026 from $2.62 million for the nine months ended September 30, 2025. The increase was primarily attributable to a revision of a portion of the Kwale Project asset retirement obligation as reclamation neared completion and the timing of remaining monitoring and end-of-life expenditures was reassessed, resulting in an accelerated accretion charge of $3.10 million.
Selling, general and administrative (excluding share-based compensation)
Selling, general and administrative expenses (excluding share-based compensation) increased by $6.68 million to $44.42 million for the nine months ended September 30, 2026 from $37.74 million for the nine months ended September 30, 2025 primarily due to increases in general headcount, salaries and benefits and severance payments in connection with the Company’s executive succession plan, and the inclusion of ASM’s selling, general and administrative expenses from the acquisition date through September 30, 2026.
Share-based compensation
Share-based compensation increased by $1.92 million to $10.71 million for the nine months ended September 30, 2026 from $8.79 million for the nine months ended September 30, 2025 primarily due to increased headcount, higher grant date fair values and accelerated vesting of awards in connection with the Company’s executive succession plan.
Transactions and integration related costs
Transactions and integration related costs consist of legal, advisory and accounting fees directly related to the ASM Acquisition and the pending acquisition of VAC, as well as Australian stamp duties arising from the change in control associated with the ASM Acquisition. Transactions and integration related costs were $22.15 million for the nine months ended September 30, 2026. No transactions and integration related costs were incurred during the nine months ended September 30, 2025.
Other Income
Gain on sale of assets
Gain on sale of assets decreased by $4.45 million to $0.85 million for the nine months ended September 30, 2026 from $5.30 million for the nine months ended September 30, 2025. The change between periods was primarily due to sales of mining equipment in 2025 that was no longer needed for reclamation activities at the Kwale Project.
Loss in unconsolidated affiliates
Loss in unconsolidated affiliates increased by $1.67 million to $2.42 million for the nine months ended September 30, 2026 from $0.75 million for the nine months ended September 30, 2025 primarily due to the Company’s proportionate share of loss incurred by the Donald Project JV and the write-off of the Company’s remaining investment in Tate following its decision to no longer pursue the investment. The Company began accounting for its investment in Tate under the equity method on April 1, 2025.
Other income (loss)
Other loss was $22.91 million, net for the nine months ended September 30, 2026. Other income was $8.28 million, net for the nine months ended September 30, 2025. The change between periods was primarily due to higher mark-to-market losses on marketable securities and interest expense on the Notes, partially offset by higher interest income. See Note 15 — Supplemental Financial Information for more information.
Income tax benefit
Income tax benefit decreased by $0.67 million to $0.37 million on loss before income taxes of $97.30 million for the nine months ended September 30, 2026 from $1.04 million on loss before income taxes of $66.21 million for the nine months ended September 30, 2025. The income tax benefit in 2025 was primarily due to the reversal of the tax liability for Base Titanium Limited that was recorded prior to the acquisition of Base Resources Limited. The income tax benefit in 2026 primarily reflects a decrease in the deferred tax liabilities recognized in connection with the ASM Acquisition, principally related to the deferred tax effects associated with fair value adjustments to intangible assets acquired in South Korea.
Segment Results of Operations
The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2026
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium	$89,120	$—	$—	$89,120
Metals and alloys	—	436	—	436
Alternate Feed Materials, processing and other	570	—	—	570
Total revenues	$89,690	$436	$—	$90,126
Costs applicable to revenues
Costs applicable to uranium	$43,058	$—	$—	$43,058
Costs applicable to metals and alloys	—	411	—	411
Total costs applicable to revenues	$43,058	$411	$—	$43,469

	Nine Months Ended September 30, 2025
		Rare	Heavy
		Earth	Mineral	Consolidated
	Uranium	Elements	Sands	Total
Revenues
Uranium	$21,220	$—	$—	$21,220
Heavy mineral sands	—	—	15,821	15,821
Alternate Feed Materials, processing and other	1,779	—	—	1,779
Total revenues	$22,999	$—	$15,821	$38,820
Costs applicable to revenues
Costs applicable to uranium	$15,443	$—	$—	$15,443
Costs applicable to heavy mineral sands	—	—	19,120	19,120
Total costs applicable to revenues	$15,443	$—	$19,120	$34,563

The following table sets forth selected operating data and financial metrics:

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)	Percent
Volumes sold
Uranium (lbs.)	1,140,000	290,000	850,000	293%
Heavy mineral sands (tonnes)	—	21,319	(21,319)	*

Realized sales price
Uranium ($/lb.)	$78.18	$73.17	$5.01	7%
Heavy mineral sands ($/tonne)	—	742	(742)	*

Costs applicable to revenues
Uranium ($/lb.)	$37.75	$53.21	$(15.46)	(29)%
Heavy mineral sands ($/tonne)	—	897	(897)	*
*    Not meaningful.
Uranium Segment Results
Revenues
Uranium
Revenues from uranium increased by $67.90 million to $89.12 million for the nine months ended September 30, 2026 from $21.22 million for the nine months ended September 30, 2025. Higher sales volume (calculated as the change in period-to-period sales volumes times the prior period realized sales price) accounted for approximately $62.19 million increase in revenue between periods. Higher realized prices (calculated as the change in the period-to-period average realized price times the current period volumes sold) accounted for an approximate $5.71 million increase between periods.
The Company sold 840,000 pounds of U3O8 under long-term contracts for $62.32 million, at a weighted average sales price of $74.19 per pound for the nine months ended September 30, 2026 compared to 140,000 pounds of U3O8 under long-term contracts for $9.72 million at a weighted average sales price of $69.43 per pound for the nine months ended September 30, 2025.
The Company sold 300,000 pounds of U3O8 on the spot market for $26.80 million at a weighted average sales price of $89.33 per pound for the nine months ended September 30, 2026 compared to 150,000 pounds of U3O8 on the spot market for $11.50 million at a weighted average sales price of $76.67 per pound for the nine months ended September 30, 2025.
Alternate Feed Materials, processing and other
Revenues from Alternate Feed Materials, processing and other decreased by $1.21 million to $0.57 million for the nine months ended September 30, 2026 from $1.78 million for the nine months ended September 30, 2025. The decrease was primarily due to additional billings recognized in the prior year period related to lower grade ore than contracted from a customer, partially offset by the processing of certain alternate feed materials.
Costs Applicable to Revenues
Costs applicable to uranium revenues
Costs applicable to uranium revenues increased by $27.62 million to $43.06 million for the nine months ended September 30, 2026 from $15.44 million for the nine months ended September 30, 2025 primarily due to higher volumes sold between periods partially offset by lower weighted average costs per pound.
Higher sales volumes (calculated as the change in period-to-period sales volumes times the prior period weighted average costs per pound) accounted for an approximate $45.23 million increase in costs between periods. Lower weighted average costs per pound (calculated as the change in the period-to-period weighted average costs per pound times the current period sales volumes sold) accounted for an approximate $17.62 million decrease in costs between periods.

Rare Earth Element Segment Results
Revenues from REE metals and alloys were $0.44 million for the nine months ended September 30, 2026 following the ASM Acquisition. Costs applicable to REE metals and alloys revenues were $0.41 million for the nine months ended September 30, 2026. There were no revenues or costs applicable to REE alloy revenues for the nine months ended September 30, 2025.
Heavy Mineral Sand Segment Results
There were no HMS revenues or costs applicable to HMS revenues for the nine months ended September 30, 2026. Revenues from HMS were $15.82 million and costs applicable to HMS revenues were $19.12 million for the nine months ended September 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Funding of Major Cash Requirements
Our primary short-term and long-term cash requirements are to fund working capital needs and operating expenses, capital expenditures and potential future growth opportunities through ongoing initiatives such as our REE separation capacity expansion, development of the Vara Mada, Dubbo, Donald and Bahia Projects, operations and potential expansion of our metals and alloys capabilities, including at the KMP and a potential AMP, uranium mining activities at the Pinyon Plain, La Sal and Pandora mines, processing activities at the Mill, our TAT radioisotope initiative and reclamation of the Kwale Project, as well as the proposed VAC Acquisition and other potential business and property acquisitions.
We expect to be able to fund working capital and operating expenses, capital expenditures and currently planned growth initiatives over the next 12 months through available cash balances and product inventory sales, if needed. We may also increase our working capital through issuances of Common Shares pursuant to our ATM in appropriate circumstances and fund our capital expenditures and potential future growth opportunities, including planned mergers and acquisitions, through debt and/or equity financings. We intend to continue to pursue the acquisition of monazite mineral rights and other uranium producing assets.
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
On June 13, 2025, we filed with the SEC a Prospectus Supplement to our Shelf Registration Statement, qualifying for distribution up to $300 million in additional Common Shares under the ATM (“June 2025 Prospectus Supplement”). On October 13, 2026, we filed with the SEC a Prospectus Supplement to the Shelf Registration Statement, qualifying for distribution of up to $500 million of additional Common Shares under the ATM. Sales made pursuant to the above summarized U.S. shelf registration statements and prospectus supplements are made on the NYSE American at then-prevailing market prices, or any other existing trading market of the Common Shares in the U.S. During the nine months ended September 30, 2026, the Company issued 8.38 million Common Shares for net proceeds of $153.07 million under the ATM. As a result of these issuances, the Company fully depleted its June 2025 Prospectus Supplement.
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
Working Capital and Future Requirements for Funds
As of September 30, 2026, the Company had working capital of $932.25 million, including $76.42 million in cash and cash equivalents, $779.47 million of marketable securities, approximately 1,320,000 pounds of uranium finished goods inventory and approximately 905,000 pounds of vanadium finished goods inventory. The Company believes it has sufficient cash and resources to carry out its business plan for at least the next twelve months.

The Company manages liquidity risk through the management of its working capital and its capital structure.
Cash and Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(38,460)	$(73,269)
Net cash used in investing activities	(91,696)	(98,555)
Net cash provided by financing activities	141,722	227,920
Effect of exchange rate fluctuations on cash held in foreign currencies	695	1,916
Net change in cash, cash equivalents and restricted cash	12,261	58,012
Cash, cash equivalents and restricted cash, beginning of period	87,204	58,605
Cash, cash equivalents and restricted cash, end of period	$99,465	$116,617
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net cash used in operating activities
Net cash used in operating activities decreased by $34.81 million to $38.46 million for the nine months ended September 30, 2026 from $73.27 million for the nine months ended September 30, 2025. The decrease was primarily due to higher cash receipts from uranium sales during the nine months ended September 30, 2026, and lower cash outflows to settle asset retirement obligations due to decreased reclamation activity.
Net cash used in investing activities
Net cash used in investing activities decreased by $6.86 million to $91.70 million for the nine months ended September 30, 2026 from $98.56 million for the nine months ended September 30, 2025. The decrease between periods was primarily due to lower net cash outflows from purchases and maturities of marketable securities of $25.99 million, partially offset by increased additions of $5.83 million to property, plant, equipment and mineral properties, increased contributions to the Donald Project JV of $8.36 million and decreased proceeds from asset sales of $3.16 million.
Net cash provided by financing activities
Net cash provided by financing activities decreased by $86.20 million to $141.72 million for the nine months ended September 30, 2026 from $227.92 million for the nine months ended September 30, 2025 primarily due to a decrease of $73.77 million in proceeds from Common Shares issued for cash under the ATM, an increase of $7.44 million in employee income tax withholdings paid upon vesting of RSUs and exercises of stock appreciation rights, and an increase of $6.24 million in deferred financing costs paid, partially offset by an increase of $1.60 million in proceeds from the exercise of stock options.
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
Business combinations
We allocate the purchase price of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed, particularly with respect to intangible assets and mineral properties.
The fair values assigned to intangible assets are inherently uncertain because they depend on assumptions about future events and conditions. Significant assumptions include expected future cash flows associated with customer relationships, patents and other intangible assets, as well as the discount rates applied to those cash flows. We develop these assumptions using information available as of the acquisition date and engage third-party valuation specialists to assist with certain estimates.
For the mineral properties, we estimated fair value using a market approach based on resource multiples from comparable transactions. Significant judgments included selecting comparable transactions and an appropriate resource multiple after considering the project’s development stage, processing method, commodity exposure and geographic risk; and evaluating resource grade, infrastructure, geological potential and market sentiment. Changes in these assumptions could materially affect the estimated fair value.
Although we believe the assumptions used are reasonable, unanticipated events or changes in circumstances could cause actual results to differ from those estimates and could affect the amounts recognized in the acquisition accounting.
We provide expanded discussion of our more significant accounting policies, estimates and judgments in the Annual Report on Form 10-K for the year ended December 31, 2025. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.
Off Balance Sheet Arrangements
See Note 16 — Commitments and Contingencies to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to risks associated with commodity prices, interest rates and credit. Commodity price risk is defined as the potential loss that we may incur as a result of changes in the market value of uranium, vanadium, REEs, HMC and HMS products. Interest rate risk arises primarily from interest-bearing financial assets and liabilities and changes in prevailing market interest rates that we issue to provide financing and liquidity for our business. Credit risk arises from the extension of credit throughout all aspects of our business. Industry-wide risks can also affect our general ability to finance exploration and development of mineral resources; such effects are not predictable or quantifiable. Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.
Commodity Price Risk
Our profitability is directly related to the market price of uranium, vanadium, REE oxides, REE metals and alloys, HMC and HMS products recovered. We may, from time to time, undertake commodity and currency hedging programs, with the intention of maintaining adequate cash flows and profitability to contribute to the long-term viability of the business. We anticipate selling forward in the ordinary course of business if, and when, we have sufficient assets and recovery to support forward sale arrangements, and forward sale arrangements are available on suitable terms. There are, however, risks associated with forward sale programs. If we do not have sufficient recovered product to meet our forward sale commitments, we may have to buy or borrow (for later delivery back from recovered product) sufficient product in the spot market to deliver under the forward sales contracts, possibly at higher prices than provided for in the forward sales contracts, or potentially default on such deliveries. In addition, under forward contracts, we may be forced to sell at prices that are lower than the prices that may be available on the spot market when such deliveries are completed. Although we may employ various pricing mechanisms within our sales contracts to manage our exposure to price fluctuations, there can be no assurance that such mechanisms will be successful. There can also be no assurance that we will be able to enter into term contracts for future sales of uranium, vanadium, separated NdPr, REE oxides or other REE products or HMC or HMS products at prices or in quantities that would allow us to successfully manage our exposure to price fluctuations.
Interest Rate Risk
The Company is exposed to interest rate risk on its cash equivalents, deposits, restricted cash and marketable debt securities. Its marketable debt securities consist primarily of U.S. Treasury Bills and Government Agency Bonds, whose fair values can be affected changes in market interest rates. During the nine months ended September 30, 2026, increases in market interest rates decreased the fair value of these securities and resulted in significant unrealized losses. The Company does not use derivatives to manage interest rate risk. Separately, the Company’s interest income is earned in U.S. dollars and is not subject to currency risk.
Currency Risk
The foreign exchange risk relates to the risk that the value of financial commitments, recognized assets or liabilities will fluctuate due to changes in foreign currency rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates. As the U.S. Dollar is the functional currency of our U.S. operations, the currency risk has been reduced. We maintain cash balances in Canadian dollars, Australian dollars, Kenyan Shillings, Malagasy Ariary, South Korean won and Brazilian Real, resulting in a low currency risk relative to our cash and cash equivalent balances. We also hold marketable equity securities in Canadian dollars.
The following table summarizes, in U.S. dollar equivalents, the Company’s major foreign currency (identified above) exposures as of September 30, 2026 (in thousands):

Cash and cash equivalents	$13,652
The table below summarizes a sensitivity analysis for significant unsettled currency risk exposure with respect to our financial instruments as of September 30, 2026, with all other variables held constant. It shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at that date (in thousands).

	Change for Sensitivity Analysis	Increase (Decrease) in Comprehensive Income
Strengthening net earnings	+1% change in U.S. dollar / major foreign currency	$138

Weakening net earnings	-1% change in U.S. dollar / major foreign currency	$(138)
Credit Risk
Credit risk relates to cash and cash equivalents, trade, and other receivables that arise from the possibility that any counterparty to an instrument fails to perform. The Company primarily transacts with highly rated counterparties, and a limit on contingent exposure has been established for any counterparty based on that counterparty’s credit rating. As of September 30, 2026, the Company’s maximum exposure to credit risk was the carrying value of cash and cash equivalents, trade and note receivables and marketable debt securities.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that material information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date as was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
As disclosed in Note 3 – Transaction, on August 28, 2026, the Company completed the ASM Acquisition, which operated under its own systems and internal controls. Since the acquisition date, the Company has implemented additional controls over significant financial reporting processes associated with the acquisition and financial reporting of ASM.
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in the Company’s Form 10-K for the year ended December 31, 2025 or in this Form 10-Q for the three and nine months ended September 30, 2026.
ITEM 1A. RISK FACTORS.
Other than as set out below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The risk factors set forth in (i) Item 1A of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 and (ii) Item 8.01 under the caption “RISK FACTORS” in the Company’s Current Report on Form 8-K filed on October 13, 2026, are incorporated herein by reference as if fully set forth in this Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In exchange for certain investor and public relations services, the Company issued to a consultant 10,000 non-qualified stock options of the Company, having an effective date of October 1, 2026, with an exercise price of $7.99. The options were issued pursuant to Section 4(a)(2) of the Securities Act.

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
2.1†
Agreement and Plan of Merger, dated June 23, 2026, by and among VAC Group B.V., Ara VAC TOPCO US LLC, Ara VAC IE Aggregator, LP, Ara VAC Blocker, SLP, Ara VAC Holdings, Ltd., Energy Fuels Inc., Merger Sub HoldCo, Dutch Merger Sub, Energy Fuels Holdings Corp., US Merger Sub I and US Merger Sub II (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2026)

2.2†
First Amendment to Agreement and Plan of Merger, dated as of October 13, 2026, by and among VAC Group B.V., Ara VAC Blocker, SLP, Ara VAC Holdings, Ltd., Ara VAC TOPCO US LLC, Ara VAC IE Aggregator, LP, Energy Fuels Inc., Energy Fuels Holdings Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2026)

3.1	Articles of Continuance, dated September 2, 2005 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form F-4 filed with the SEC on May 8, 2015)
3.2	Articles of Amendment, dated May 26, 2006 (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form F-4 filed with the SEC on May 8, 2015)
3.3	By-Laws (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form F-4 filed with the SEC on May 8, 2015)
4.1
Shareholder Rights Plan Agreement, dated April 10, 2024, between Energy Fuels Inc. and Equiniti Trust Company, LLC, as amended on May 28, 2024 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on June 14, 2024)

4.2
2024 Omnibus Equity Incentive Compensation Plan, as amended and restated on April 10, 2024, and further amended on May 24, 2024 and April 21, 2025 (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 23, 2025)

4.3
Indenture, dated October 3, 2025, between Energy Fuels Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K/A filed with the SEC on February 10, 2026).

4.4	Form of 0.75% Convertible Senior Note due 2031 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K/A filed with the SEC on February 10, 2026)
10.1
Sales Agreement, dated June 13, 2025, by and among Energy Fuels Inc., BMO Capital Markets Corp., Canaccord Genuity LLC, Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed with the SEC on June 13, 2025)

10.2
Amended and Restated Employment Agreement, effective April 10, 2024, by and among Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 22, 2024)

10.3
Amended and Restated Employment Agreement, effective April 10, 2024, by and among Energy Fuels Resources (USA) Inc., Energy Fuels Inc. and David C. Frydenlund (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on April 22, 2024)

10.4
Amended Employment Agreement, dated May 10, 2026, between Energy Fuels Inc. and Nathan Longenecker (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2026)

10.5
Employment Agreement, dated July 10, 2025, between Energy Fuels Inc. and Nathan R. Bennett (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 22, 2025)

10.6
Employment Agreement, executed May 5, 2026, with an effective date of April 16, 2026, between Energy Fuels Inc. and Ross R. Bhappu (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2026)

10.7
Employment Agreement, dated May 10, 2026, between Energy Fuels Inc. and Oscar German (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2026)

10.8
Purchase Agreement, dated September 30, 2025, between Energy Fuels Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2025)

10.9	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2025)
10.10
Mining Joint Venture Agreement, dated June 4, 2024, by and among Dickson & Johnson Pty Ltd, Donald Mineral Sands Pty Limited, EFR Donald Ltd, Donald Project Pty Ltd and Astron Mineral Sands Pty Ltd (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K/A filed with the SEC on June 28, 2024)

10.11
Scheme Implementation Deed, dated January 21, 2026, as amended on March 13, 2026 (AWST), by and among Energy Fuels Inc. and Australian Strategic Materials Limited (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on July 28, 2026)

10.12
Senior Secured Term Loan Facility Commitment Letter, dated June 23, 2026, between Energy Fuels Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2026)

23.1*	Consent of Daniel D. Kapostasy
31.1*	Certification of the Company's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)
31.2*	Certification of the Company's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)
32.1#	Certification of the Company's Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2#	Certification of the Company's Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
95.1*	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed with this Quarterly Report on Form 10-Q.
#    Furnished with this Quarterly Report on Form 10-Q.
†    The annexes to the First Amendment to Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Energy Fuels agrees to furnish supplementally copies of the omitted annexes to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENERGY FUELS INC.
(Registrant)

Dated: November 4, 2026	By:	/s/ Ross R. Bhappu
Ross R. Bhappu
President and Chief Executive Officer

Dated: November 4, 2026	By:	/s/ Nathan R. Bennett
Nathan R. Bennett
Chief Financial Officer